Form 10-K405
period 1994-12-31
AMERICAN ECOLOGY CORP
filed 1995-04-14
CIK 742126

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1994          COMMISSION FILE NUMBER 0-11688

                         AMERICAN ECOLOGY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                           95-3889638
     (STATE OR OTHER JURISDICTION                              (I.R.S.EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

5333 WESTHEIMER, SUITE 1000, HOUSTON, TEXAS                        77056-5407
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (713) 624-1900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $.01 par value per Share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  /X/     No   /_/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/.

     At March 1, 1995, Registrant had outstanding 7,818,828 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $29,630,000 based on the closing price of $6.00 per share as reported on the National Association of Securities Dealers Automated Quotations National Market System. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for 1995                              Part III
Annual Meeting of Stockholders.

                                    PART I

ITEM 1.  BUSINESS

     American Ecology Corporation and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context indicates otherwise) provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. Hazardous waste consists primarily of industrial waste, including waste regulated under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and the Toxic Substance Control Act ("TSCA"). Low-level radioactive waste ("LLRW or "low-level waste") consists of materials contaminated with low-levels of radioactivity and is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. In 1994, 65% of the Company's revenues were derived from hazardous waste services and 35% of the Company's revenues were derived from LLRW services.

     The Company completed two acquisitions in 1994. In September 1994, the Company acquired a LLRW processing and recycling facility (the "Recycle Center") from Quadrex Corporation ("Quadrex") in exchange for assuming approximately
$28.4 million of the facility's net liabilities. The Recycle Center is one of six such LLRW processing facilities in the United States and provides decontamination, recycling, compaction and other processing services for LLRW generated primarily by nuclear utilities and the federal government. For more information on the Recycle Center, see "- Low-Level Radioactive Waste Services - LLRW Processing and Recycling Services at the Recycle Center". On December 31, 1994, the Company acquired Gibraltar Chemical Resources, Inc. ("Gibraltar") from Mobley Environmental Services, Inc. Gibraltar was subsequently renamed American Ecology Environmental Services Corporation ("AEESC" or "Winona facility"). The total acquisition price of $10.6 million consisted of cash, a note, working capital advances, re-payment of debt, and other assumed liabilities. The acquired facility, located in Winona, Texas, includes two deepwell disposal systems and fuels blending and solvent recycling operations. For more information on the Company's Winona facility, see "-- Hazardous Waste Services -
- -- Stabilization and Disposal Services -- Winona, Texas Facility" and "Hazardous Waste Services -- Fuels Blending and Solvent Recycling".

     The Company generally performs its operations through its wholly owned subsidiaries. The Company's material subsidiaries are: US Ecology, Inc., a California corporation ("US Ecology"), Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"); American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"), American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"), American Ecology Services Corporation, a Delaware corporation ("AESC"), WPI Transportation, Inc., a Texas corporation wholly owned by AESC ("WPI Transportation"), Transtec Environmental, Inc., an Ohio corporation wholly owned by AESC ("Transtec"), WPI Waste Carriers, Inc, a Texas corporation wholly owned by AESC ("WPI Waste Carriers"), and American Liability and Excess Insurance Company, a Vermont corporation.

     The Company and its predecessors have been in business for over 40 years. The Company was originally incorporated in California in October 1983. In May 1987, the Company was reincorporated as a Delaware corporation by merger into a newly formed wholly-owned subsidiary incorporated in Delaware for that purpose.

     HAZARDOUS WASTE SERVICES

     The Company provides a variety of hazardous waste management services to its customers including stabilization, solid waste disposal, aqueous waste disposal, fuels blending and solvent recovery. The Company's customers are generally in the chemical, petroleum, manufacturing, electronics and transportation industries.

     The hazardous waste management services provided by the Company are generally performed pursuant to non-exclusive service agreements that obligate the Company to accept hazardous waste from the customer. Fees are determined by such factors as the chemical composition and volume or weight of the wastes involved, the type of transportation or processing equipment used and distance to the processing or disposal facility. The Company periodically reviews and adjusts the fees charged for its services.

     Prior to performing services for a customer, the Company's specially trained personnel review the waste profile sheet prepared by the customer which contains information about the chemical composition of the waste. A sample of the waste may be analyzed in a Company laboratory or in an independent laboratory to enable the Company to recommend and approve the best method of transportation, treatment and disposal. Upon arrival at one of the Company's facilities, and prior to unloading, a sample of the delivered waste is analyzed to confirm that it conforms to the customer's waste profile sheet.

STABILIZATION AND DISPOSAL SERVICES

     The Company operates two of the eighteen commercial hazardous waste landfill disposal sites in the United States. The facilities are located in Robstown, Texas and Beatty, Nevada. In addition, as a result of the Winona facility acquisition, the Company also operates one of the nation's nine commercial deepwell disposal facilities, located in Winona, Texas. These operations primarily serve the needs of hazardous waste generators in the Gulf Coast and West Coast regions of the country.

     The Robstown and Beatty facilities may dispose of only solid wastes. The two facilities also have the ability to stabilize waste for disposal. Stabilization involves the mixing of sludges and certain wet wastes with cement, lime or other solidifying and stabilizing agents to prevent leaching under acidic conditions. These facilities are sited, designed, constructed, operated and monitored to provide long-term containment of the waste in accordance with regulatory requirements. The Winona deepwell disposal system accepts only liquid wastes. The Company also maintains two closed hazardous waste landfills previously operated by the Company in Sheffield, Illinois. See "-Closed Facilities" for more detailed information about these closed facilities. The following sections describe the Company's active hazardous waste disposal facilities.

     Beatty, Nevada Facility. The Company's Beatty, Nevada hazardous waste landfill site is located on 80 acres of land 11 miles southeast of Beatty, Nevada in the Amargosa Desert, approximately 100 miles northwest of Las Vegas and 8 miles northeast of Death Valley and the California border. The Company leases the site from the State of Nevada pursuant to a 1977 lease which provides for an initial 20-year term, with a 10-year option for renewal. The waste site is operated under license from the State of Nevada. The State of Nevada charges waste fees which are deposited in state maintained trust funds for closure and perpetual care and maintenance. These funds contained approximately $8.4 million as of December 31, 1994.

     The facility has approximately 1.5 million cubic yards of remaining capacity. In 1994, 1993 and 1992, 202,000, 147,000 and 111,000 cubic yards of
waste, respectively, were disposed of at the facility.   The hazardous waste
site was opened in 1970 and operates under authority from the Nevada Department of Conservation and Natural Resources and the Environmental Protection Agency's ("EPA") Region IX. It is also subject to regulations of the U.S. Department of Transportation ("DOT") relating to methods of handling, packaging and transporting chemical waste. Disposal operations at the Beatty site involve stabilization of certain wastes to meet land disposal criteria, and the burial of chemical waste in secure landfill cells which are engineered, constructed operated and monitored so as to provide for the long-term containment of the waste. During 1988, the Beatty site received its RCRA Part B five-year permit from the EPA and the State of Nevada. The renewal application for the Part B permit was submitted to the State of Nevada in January 1993 and is expected to be renewed in 1995.

     The Beatty site is one of seven landfill sites in the United States which are authorized by the EPA under TSCA to receive and dispose of certain types of solid polychlorinated biphenyls ("PCBs"). This authority was issued jointly to the Company and the State of Nevada by EPA Region IX. The disposal of PCBs accounted for approximately 21% and 27% of the Beatty site's total volumes in 1994 and 1993, respectively. In November 1989, the Company was issued a five-year permit which allows the Company to continue to dispose of non-liquid PCBs at the Beatty site. A permit renewal application was submitted to the Nevada Department of Conservation and Natural Resources and Division of Environmental Protection in accordance with RCRA requirements in 1994 and is expected to be renewed for another five year period in 1995. In February 1990, the Company received written confirmation from the EPA that the Beatty site was currently authorized to accept CERCLA clean-up waste for disposal.

     Robstown, Texas Facility. The Company owns 400 acres of land near Robstown, Texas, located 15 miles west of Corpus Christi, and operates a hazardous waste disposal site on 240 acres of the land. The site is operated under the regulations of, and a permit issued by, the Texas Natural Resource Conservation Commission ("TNRCC"). In addition to TNRCC regulation, the site is subject to EPA and DOT regulation. In 1988, the Robstown site was permitted under RCRA for a five-year period. A permit renewal application was submitted to the TNRCC in accordance with RCRA requirements and renewal for a five-year period is expected to occur in 1995. Disposal operations at the Robstown site involve the burial of hazardous waste in secure landfill cells which are engineered, constructed, operated, and monitored so as to provide for the long-term containment of the waste.

     Groundwater at the Robstown site is monitored through the use of an extensive well system. In 1978, an analysis of the non-potable aquifer underlying the site showed the presence of chemical contamination. The Company has no evidence that the contaminants have migrated beyond the permitted site boundaries and continues to address corrective action plans in connection with the permitting process. The Company is currently operating a non-commercial deep-injection well at the facility for the disposal of contaminated groundwater and leachate in order to comply with its groundwater cleanup program.

     The facility is currently the only operating commercial landfill in Texas with a RCRA Part B hazardous waste disposal permit. The facility serves a wide range of industries including refining, petrochemical, agricultural and manufacturing. In operation since 1972, the facility has disposed of more than 840,000 cubic yards of hazardous waste and there are approximately 3 million cubic yards of remaining capacity. In 1994, 1993 and 1992, 68,000 47,000 and 51,000 cubic yards of waste, respectively, were disposed of at the facility.

     Winona, Texas Facility. The Winona facility is a 179-acre fuels blending and solvent recycling facility with two hazardous waste deepwells. The first deepwell has been in operation since 1981 and currently can accept waste at a rate of 50 gallons per minute. The deepwell accepts both hazardous and non-hazardous liquid industrial wastes that are not suitable for recycling or landfill disposal. The deepwell accepts aqueous wastestreams, including spent acids, landfill leachates, rinse water, storm water from contaminated containment areas, and wastewaters with heavy metal content. Wastes remaining from the facility's fuels blending and solvent recycling processes are also injected into its deepwell. The second deepwell, which was constructed in 1991, is expected to receive final EPA approval and commence operation in the second quarter of 1995. The second deepwell will have a capacity of 200 gallons per minute and will expand the facility's capacity and increase its flexibility in handling wastestreams. The facility's permits allow receipt of most categories of liquid wastes except for PCBs, dioxins, radioactive materials, and biological wastes. Prior to the injection of any wastes, the facility's laboratory conducts tests on the wastes to ensure that the materials are compatible with the geological characteristics of the formation surrounding the Company's two hazardous waste deepwells. In 1994, 1993 and 1992, 11 million, 12 million and 21 million gallons of waste, respectively, were disposed of at the facility.

     The Winona site was selected for its favorable geological characteristics for deepwell injection and the absence of any nearby oil and gas production. Its two wells are completed to a depth of approximately 5,500 feet in the Woodbine formation, which is highly porous and permeable. The formation is separated from sources of drinking water by impermeable layers of shale and limestone. In order for the facility to commence deepwell operations without incurring the added costs of treating the hazardous waste, it was required to obtain from the EPA an exemption from the land disposal restrictions based on proof of "no-migration". To obtain the exemption, the facility was required to demonstrate to the satisfaction of the EPA that the wastes would not migrate from the geological zone into which the wastes are injected for at least 10,000 years.

     Competition. In the Gulf Coast market for solid hazardous waste disposal, the Company primarily competes with a hazardous waste landfill in Oklahoma and a landfill in Louisiana. Each of these facilities offers similar disposal capabilities, and competition is based on the level of ongoing service provided to the customer, distance from the waste site to the landfill and price. In the Gulf Coast market for liquid hazardous waste disposal services, the Company competes primarily with three other deepwell facilities, two facilities in Houston, Texas; and a facility in Corpus Christi, Texas. In the West Coast market for solid hazardous waste disposal, the Company competes with three hazardous waste landfills in California, one in Utah, and one in Idaho.

TRANSPORTATION SERVICES

     General. As a complement to its disposal operations, the Company also offers hazardous waste transportation services to its customers. The Company's waste transportation operations focus on the Gulf Coast market. The Company transports both hazardous and non-hazardous solid and liquid wastes generally by truck or trailer from a waste site to a disposal or treatment facility, such as a landfill or incinerator. Hazardous waste is transported by the Company primarily in specially-constructed vehicles designed to comply with applicable regulations and specifications of the DOT. The Company's hazardous waste fleet includes 34 tractors and 43 trailers. Liquid waste is frequently transported in bulk, but also may be transported in drums. Heavier sludges and bulk solids are transported in sealed roll-off boxes or bulk trailers.

     The Company also operates a scheduled, containerized hazardous waste collection service in the Gulf Coast market called Surecycle(R), which provides small quantity generators with comprehensive waste management services that includes waste analysis, technical advice, labeling, manifesting, collecting, transporting, treating and disposing of hazardous wastes. An important feature of the Surecycle(R) program is the use of intermediate bulk containers as a replacement for drums in many applications.

     Competition. The hazardous and non-hazardous waste transportation business is highly fragmented, with no company having established itself as a national competitor. There are numerous local and regional companies providing solid or liquid hazardous waste transportation services. Many of the large environmental services companies have transportation divisions; however, most of these companies with fixed-based disposal landfills or incinerators primarily use their transportation divisions to provide services to customers where the contract stipulates disposal or treatment at their own facilities.

REMEDIATION SERVICES

     The Company also performs site remediation services and specialized hazardous waste services to a limited extent, using a variety of equipment and technologies to implement specific waste removal and clean-up plans. Most site remediation projects are bid by the Company based on the customer's project specifications, with the contract awarded to the lowest qualified bidder on a unit price basis. Remediation services are generally provided in conjunction with disposal services by the Company. The remediation market is highly competitive and the Company does not have a significant presence in the market.

FUELS BLENDING AND SOLVENT RECYCLING SERVICES

     As a result of its acquisition of the Winona facility in December 1994, the Company expanded its hazardous waste services in the Gulf Coast Region to include two important new services: fuels blending and solvent recycling. These two new services have enabled the Company to substantially increase the range of waste services that it provides to its existing transportation and disposal customers and have added new customers to the Company's client base.

     A substantial portion of the organic wastes received at the Winona facility is placed into its fuels blending operations. The Company blends these wastes into fuels to meet specifications prescribed for use in cement kilns. The Company also employs a thinfilm evaporator for reclaiming limited quantities of certain waste solvents. In this process, a solvent is mechanically wiped onto a steam-heated metal surface in extremely thin layers, causing most of the solvent to evaporate and be condensed as a liquid. Reclaimed solvents, which include metal cleaning and paint solvents and freon, are sold to end-users or returned to the customer who generated them. Wastes that are separated from the reclaimed solvent are used in the fuels blending process or injected into the Company's deepwell.

     The Company also receives waste in bulk shipments through specialized containers that are picked up at the customer,s site, placed on rail for shipment to the railroad,s transfer facility and then delivered to the Winona facility. This method of transportation is more efficient for long-distance shipments than truck transportation. In addition, the Winona facility maintains a rail spur transhipment facility nearby that provides the capability of transferring certain wastes from railcar to the facility.

     Competition. In fuels blending services, the Company primarily competes with several Texas competitors. Competition is generally based upon overall services provided to the customer, distance from the customer, price and off-site disposal fees.

LOW-LEVEL RADIOACTIVE WASTE SERVICES

     Radioactive waste is generally classified as either high-level or low-level. High-level radioactive wastes, such as spent nuclear fuel and waste generated during the reprocessing of spent fuel from nuclear reactors, contain substantial quantities of long-lived radioactive isotopes and require hundreds or thousands of years to decay to safe levels.

     Low-level radioactive waste consists primarily of solid materials containing far less radioactive contamination, generally decaying to safe levels within several decades to approximately 500 years. The Company's LLRW business includes the packaging, transportation, disposal, treatment, recycling and processing of low-level waste. Low-level waste is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. This waste consists generally of material such as contaminated equipment, discarded glassware, tools, gloves and protective clothing, radio-pharmaceuticals and other hospital wastes, and laboratory waste materials. This waste generally requires minimal packaging for the protection of the public or employees and is usually packed in metal boxes or 55-gallon drums for transport and disposal.

     The LLRW services market is generally composed of three segments: (i) disposal, including both commercial and government markets, (ii) commercial processing and volume reduction, and (iii) government services. The Company operates in all three of these segments. The Company's LLRW disposal activities involve the operation of a government-owned landfill site near Richland, Washington. The Company's LLRW commercial processing and volume reduction services include both fixed base processing facilities and service capabilities located at the Oak Ridge, Tennessee Recycle Center which the Company acquired in September 1994. The government services segment activities includes processing, volume reduction and disposal, at US Department of Energy ("DOE") and US Department of Defense ("DOD") locations. The Recycle Center provides these services and intends to pursue these DOE and DOD markets.

     THE COMPACT SYSTEM

     The Low-Level Radioactive Waste Policy Act of 1980 and the Low-Level Radioactive Policy Amendments of 1985 (collectively, the "Low-Level Act") established the general framework for the management of commercial LLRW disposal facilities. The Low-Level Act created incentives for states to form formal regional alliances ("compacts") as ratified by the U.S. Congress, each containing a designated landfill for use by member states. One state within each compact is required to site and build a permitted landfill on a rotating basis so that continuous disposal capacity for that compact can be maintained.

     The Low-Level Act also provides that any compact approved by Congress may restrict the use of its disposal facility to low-level waste generated within the member states, and may limit the export of waste from that compact as of January 1, 1993. As a result, in 1992 the Company saw a marked increase in LLRW volumes disposed because of this pending limitation of disposal space availability. Since January 1, 1993, the state of Washington, through the Northwest Compact (Washington, Oregon, Idaho, Montana, Utah, Wyoming, Alaska, and Hawaii), has prohibited disposal of LLRW generated from outside the Northwest Compact at the Company's Richland, Washington facility; however, the Northwest Compact also agreed to accept waste generated by the Rocky Mountain Compact (Nevada, Colorado, and New Mexico). As a result, the implementation of the Low-Level Act has resulted in a reduction of waste receipts at the Company's low-level waste disposal site in Richland, Washington. This restriction is expected to continue in the foreseeable future.

     It is also possible that, pending the full implementation of the Low-Level Act and the final alignment of compacts, other actions could be taken which would further restrict the ability of LLRW facilities to continue to receive low-level waste. Such actions could include the implementation of additional state-imposed fees, which could further restrict volumes, or the imposition of higher insurance or bonding requirements.

     DISPOSAL SERVICES

     The Company operates one of the nation's two LLRW disposal facilities operating within the regional compact system, located near Richland, Washington. This facility serves the LLRW disposal needs of the states in the Northwest Compact and the Rocky Mountain Compact. In most instances, the LLRW is delivered to the site either by the generators of the waste or by independent shippers or brokers. The Company is in the process of developing two additional LLRW disposal facilities. The Company also maintains two closed LLRW landfills in Sheffield, Illinois and Beatty, Nevada. See "-Closed Facilities" for more detailed information about each of these closed facilities' operations. The following sections describe the Company's active and proposed LLRW disposal operations.

     Richland, Washington Facility. This facility is located on 100 acres, 25 miles northwest of Richland, Washington on the DOE,s Hanford Nuclear Reservation ("Hanford") and is operated by the Company. The State of Washington leases the land from the federal government and the Company subleases the land from the State of Washington. In 1990, the Company exercised its option to renew its sublease for another 15-year period. Under the terms of the lease, the site is to be used for LLRW burial and related activities. The primary disposal operations at the site are conducted under a license issued by the State of Washington. The Company's license was renewed for a five-year period in May 1992. The Company also holds a special nuclear materials permit license, reissued in December 1988 for a five-year period by the NRC, which permits burial at Richland of materials containing certain radioactive elements in amounts greater than those permitted under the license issued by the State of Washington. The Company applied for renewal of this special nuclear materials permit in 1993 and continues to operate under the license pending renewal by the NRC, which is expected in 1996 or 1997. "Special nuclear material" is not classified as LLRW and consists primarily of reactor-produced materials which contain plutonium, uranium 235 and any material artificially enriched by these isotopes.

     The disposal rates charged at the Richland facility are regulated by the Washington Utilities Transportation Commission ("WUTC"). Rate regulation is designed to set disposal rates sufficient to cover the costs of operation and provide the Company with a reasonable profit margin. In January 1994, the Company entered into a rate settlement covering 1993, 1994 and 1995 calculated to provide the Company with an estimated 29% operating profit margin. Under the settlement, revenues were capped at $4.9 million and $5.1 million in 1994 and 1993, respectively, and will be capped at $5.0 million in 1995. The Company expects to file a new rate setting case with the WUTC to establish rates beginning in January 1996. While the Company cannot predict the exact revenue and profit margin figures to be set by the WUTC, management believes that the rates will not materially differ from those of previous years.

     The Company charges a base rate per cubic foot for disposal at Richland, which includes amounts for perpetual care and maintenance which are paid into a state trust fund containing approximately $21.3 million as of December 31, 1994. In addition, from January 1990 through December 1992, the Company charged a fee for disposal which was paid into a state maintained site closure trust fund. This closure fund contains approximately $21.3 million as of December 31, 1994. Additionally, the state of Washington charges fees for burial, site surveillance, and user fees to low-level waste generators using the Richland site.

     The Richland facility is also permitted to accept naturally occurring radioactive materials ("NORM") waste from outside the Compact. Although NORM waste disposal historically has represented only a small portion of the Company's business (accounting for 2.6% of LLRW revenues in 1994), the Company believes it may become a more significant business in the future. NORM waste disposal revenues to the Company are not currently regulated. However, the State of Washington has proposed regulations which would limit NORM volume to 8,600 cubic feet per year at the Richland facility and individual generator volume to 1,000 cubic feet per year. The Company has submitted its comments on the proposed regulations to the State of Washington but it is not possible to predict the ultimate form of such regulations or when they might be finally issued.

     Proposed Ward Valley, California Facility. In December 1985, the Company was selected as the State of California,s license designee to site, develop and operate a LLRW disposal facility ("Ward Valley") in that state to serve the Southwestern Compact (California, Arizona, North Dakota and South Dakota). In September 1993, the California Department of Health Services ("DHS") certified its final environmental impact report, issued its

Record of Decision on the project, issued a license to the Company to construct and operate the facility and executed a lease of the site with the Company. The license and lease become effective and construction can only begin once the land for the site is conveyed from the U.S. Department of Interior to the State of California. In connection with the development of this LLRW facility, the Company has expended and capitalized $35.0 million, including interest, as of December 31, 1994.

     Construction and operation of the facility has been delayed in large measure because the federal government has not yet conveyed the land for the facility, located in California's Ward Valley, to the State of California. In January 1993, former Secretary of the Interior in the Bush Administration, Manuel Lujan, decided to sell the Ward Valley site to the State of California. That sale was enjoined, however, as a result of the lawsuit described below. Subsequently, the new Secretary of Interior in the Clinton administration, Bruce Babbitt, rescinded Secretary Lujan's land sale decision and decided to conduct additional federal hearings before determining whether to convey the land. In August 1993, Secretary Babbitt requested that California Governor Pete Wilson hold an adjudicatory hearing on behalf of the U.S. Department of the Interior to provide information that might be relevant to the Secretary's decision on the land transfer, and in September 1993, the Governor agreed to hold such a hearing. In November 1993, Secretary Babbitt sent a letter to Governor Wilson stating that he is postponing further action on his proposed hearing in order to await the final outcome of two state court litigations that had been filed against the project in October 1993. In 1994, Secretary Babbitt asked the National Academy of Sciences ("NAS") to conduct an independent review of certain geological issues related to the suitability of the Ward Valley site. The NAS convened a panel in 1994, conducted hearings on the project in June and September 1994, and is expected to issue its findings in May 1995. The Company believes the Secretary of the Interior will not make a land transfer decision until after the release of the NAS report. It is also possible that the Secretary of the Interior will not make a decision until the state court appeal process is concluded and additional federal hearings are conducted.

     Two lawsuits challenging the decision by DHS to issue a license and a lease to the Company for the construction and operation of the Ward Valley disposal site were filed in the California Superior Court for the County of Los Angeles (the "License Litigation") in October 1993. The Company was named as a real party in interest in both lawsuits. In general, the plaintiffs in the License Litigation alleged that the DHS violated various procedural and substantive requirements of the California Radiation Control Law and the California Environmental Quality Act in reaching its license decision and sought to have the facility's license invalidated. In July 1994, one of the plaintiffs in the License Litigation voluntarily dismissed its lawsuit. In June 1994, the judge ruled in favor of the DHS and the Company on all issues with the exception of one. In December 1993, nearly three months after the license had been issued, three geologists from the US Geological Survey issued an unofficial report which suggested that groundwater protection and protection of the Colorado River had not been adequately evaluated by DHS. The trial court concluded this report should be considered by the DHS in a "pre-approval setting", and remanded the case to the DHS for reconsideration. Because the DHS determined that the report contained no significant new information, DHS asked the court to reconsider its decision concerning this report. The trial court refused to do so, and cross-appeals of the judge's several rulings were taken by the plaintiffs, DHS and the Company, among others. Briefing on these cross-appeals is expected to conclude in May 1995.

     In January 1993, a lawsuit was filed against the Secretary of the Interior in federal district court for the Northern District of California to enjoin the intended sale of the land for the Ward Valley site to the State of California on the grounds that the Secretary could not sell the land until he had designated critical habitat for the desert tortoise, a threatened species under the Federal Endangered Species Act, and that the 1990 U.S. Fish and Wildlife Service's ("FWS") biologic opinion, which concluded that the project would not jeopardize the continued existence of the desert tortoise, impermissibly failed to analyze the project's potential radiological impacts on the desert tortoise. In February 1994, the U.S. Department of Interior designated approximately 6,400,000 acres in the states of California, Nevada, Utah and Arizona as critical habitat for the desert tortoise. The designation includes the proposed Ward Valley site. Based on these developments, the lawsuit was dismissed without prejudice. Inclusion of the Ward Valley as critical habitat requires the Bureau of Land Management, the EPA and the FWS to consider and weight several factors, including whether the project would result in the destruction or adverse modification of critical habitat. These deliberations are ongoing, however, the Company does not believe that the decisions concerning the project's impact on the desert tortoise and its critical habitat will prevent conveyance of the land to the State of California.

     A second lawsuit was also filed in 1993 against the Secretary of Interior which alleged violations of the National Environmental Policy Act by Secretary Lujan in his decision to transfer the land to the State of California. Based on Secretary Babbitt's decisions later in 1993 to rescind the land transfer and supplement the project's Final Environmental Impact Statement, this action was stayed by agreement of the parties, but technically is still pending in federal district court. The Company is not a defendant in this matter.

     Additional legal challenges and political delays could delay the opening of the facility to between 1996 and 1999. Assuming the land is transferred and all challenges and appeals to the land transfer and the facility license decision are favorably resolved, the Company expects that the construction and start-up of the facility will take approximately eight to twelve months. It is not possible to assess the ultimate length of the delay at this time, nor can there be any assurance that the land will be transferred. If the land is not transferred or the facility is not established for any reason, the Company may proceed with legal action to protect its rights. Because the reasons for not transferring the land or otherwise preventing the establishment of the facility are not known, the ultimate outcome of any such legal action at this time is uncertain, and there is no assurance that the Company will recover any monetary damages or restitution of its past expenditures. The Company expects to incur expenses of approximately $250,000 per month, excluding interest, until construction begins. These expenses are not currently reimbursable from the Southwestern Compact or any other party. Once the construction period commences, expenditures are expected to be approximately $16 million, excluding interest, including payment for the land.

     If the California LLRW facility cannot be established and if the Company is unable to recoup its investment through legal recourse, the Company would suffer a loss that would have a material adverse effect on its financial condition.

     Proposed Butte, Nebraska Facility. In June 1987, the Company was designated to develop and operate a LLRW disposal facility ("Butte") by the Central Interstate Low-Level Radioactive Waste Commission ("CIC"). The facility is on a schedule to be completed by 1999 and will cost an estimated $146 million to license, design and construct. Project costs through 1994 totaled $66.1 million. Additional funding of approximately $21 million in the pre-licensing phase of the contract has been authorized by the major generators of the waste in the Central Interstate Compact (Nebraska, Kansas, Oklahoma, Arkansas and Louisiana). The Company's portion of the project costs through 1994, which have been capitalized, totaled $6.1 million, and the Company anticipates no additional investment in the project development prior to construction.

     In January 1993, the State of Nebraska filed suit against the CIC and the Company asking that the court require the defendants to demonstrate community consent for the facility or withdraw the license application. In October 1993, the court granted the CIC's and the Company's motion for summary judgment dismissing the lawsuit. In June 1994, the U.S. Court of Appeals for the Eight Circuit upheld the lower court's decision. In October 1993, the State of Nebraska filed a similar suit on the same issue of community consent. The court also dismissed this second suit and the dismissal has not been appealed.

     In December 1993, the County of Boyd, Nebraska and the Boyd County Local Monitoring Committee sued the Company asserting fraud and misrepresentation regarding the community consent requirement for the disposal facility. In July 1994 the federal district court granted the Company's motion for summary judgment and dismissed the lawsuit. In February 1995, the U.S. Court of Appeals for the Eighth Circuit upheld the lower court's decision.

     In January 1993, the directors of the Nebraska Department of Environmental Quality and the Department of Health issued a Notice of Intent to Deny the Company's license application based on their interpretation of a regulatory requirement. The two agencies took the position that the presence of wetlands included in the proposed site boundaries, even though not in the area to be used for waste disposal, precluded the issuance of the license. The Company contested the decision by initiating an administrative review. Subsequently, the proposed site boundaries were reconfigured to eliminate the presence of wetlands which rendered the Notice of Intent to Deny License moot. In October 1993, the two agencies informed the Company that the Notice of Intent to Deny License for the proposed LLRW facility was withdrawn and the Company's administrative action was dismissed. The Boyd County Local Monitoring Committee appeal of the dismissal was denied in June 1994.

     In August 1994, the U.S. Corps of Engineers determined that a small wetland, less than one acre in size, exists on the reconfigured site. The disposal of waste will not take place in the area determined to be a wetland by the Corps. The Company does not agree with the Corps' wetland determination. The State of Nebraska has taken no action against the Company's license application as the result of the Corps' wetland determination. However, there can be no assurance that some action will not be taken.

     It is not presently possible to assess the length of delay that may be experienced prior to construction of the facility. The facility is currently on a schedule for a licensing decision in late 1996 or early 1997. However, there can be no assurance that a license will be issued. The Company expects to incur expenses of approximately $600,000 per month until the license is received. All these expenses are reimbursed monthly by the CIC. Once the two year construction period commences, expenditures are expected to be approximately $50 million excluding interest. Under the present contract with the CIC, this construction expense will be the Company's responsibility.

     Competition. The Company operates one of the two commercial low-level waste disposal sites operating within the regional compact system in the United States. The Company's Richland, Washington facility operates as the exclusive LLRW disposal site for the Northwest and Rocky Mountain Compacts. The other United States LLRW disposal facility, operated by Chem-Nuclear, a subsidiary of WMX Technologies, Inc., is located near Barnwell, South Carolina, and serves the states of the Southeast Compact (South Carolina, North Carolina, Virginia, Georgia, Florida, Alabama, Mississippi and Tennessee). The Barnwell site is scheduled to close to all generators on December 31, 1995 and a new proposed LLRW site in North Carolina is subsequently expected to serve the Southeast Compact.

     A disposal facility located near Clive, Utah is licensed by the State of Utah to accept NORM and certain types of LLRW. This facility has not been designated as a regional facility under the Low-Level Act. The Clive, Utah facility accepts principally low-level radioactive contaminated soil from clean-up sites. The Company does not generally compete for soil clean-up waste.

LLRW PROCESSING AND RECYCLING SERVICES AT THE RECYCLE CENTER

     The commercial processing and volume reduction segment of the LLRW services market includes both fixed-based facilities and service capabilities located at the radioactive waste generator sites. The Company's processing and volume reduction services are conducted through its Recycle Center in Oak Ridge, Tennessee.

     The Company acquired the Recycle Center from Quadrex in September 1994. The Recycle Center is equipped to process and recycle materials which are contaminated with low levels of radioactivity. The Recycle Center provides services primarily to nuclear power facilities, industrial nuclear generators and the federal government. Historically, the Recycle Center's customers have included a substantial number of public utilities located in the northeast United States. The Recycle Center's principal services include the following:

     Metal Waste Decontamination. Radioactive contaminated metals exist primarily in the form of large components such as pumps, valves, fuel racks, stream generators, and smaller items such as condensers, heat exchangers, racks, stands, pumps and valves. The Recycle Center can decontaminate these metals through an abrasive process, or an acid dip process expected to be operational in the third quarter of 1995.

     Dry Active Waste ("DAW") Processing. DAW processing services include volume reduction and free release programs. This waste is primarily in the form of wood, glass, clothing, and paper products. The Recycle Center uses its super-compactor to reduce the volume of this waste before it is shipped for disposal. The Recycle Center facility differentiates itself in this service by compacting and/or baling waste prior to supercompaction. The combination of compacting, binding and super-compacting accomplishes superior volume reduction by reducing the resiliency of the waste material. The Recycle Center also sorts and segregates waste prior to super-compaction.

     Green is Clean Program. In 1989, the Recycle Center initiated its free release, or Green is Clean program. Under this program, generators place potentially contaminated waste in yellow bags and waste believed to be non-contaminated in green bags. The bags are then shipped to the Recycle Center for radioactivity scanning. Waste certified as non-radioactive undergoes super-compaction and is packaged for disposal in an industrial waste landfill. Radioactive resin that cannot be decontaminated is packaged for disposal in a LLRW facility.

     Motor Refurbishment. Motors, valves, pumps and other components of nuclear power facilities in the United States require periodic maintenance which requires them to be decontaminated before they can be refurbished. The Company can remove radioactive contaminated insulation, decontaminate the motor and rebuild and test the motor with minimal outside service providers. The Company believes that the Recycle Center is the only major facility in the United States combining all of these services.

     Scaffolding and Lead Management Services. During maintenance periods, nuclear utilities require the use of scaffolding and lead blankets. The Recycle Center maintains an inventory of approximately two million pounds of scaffolding and 350,000 pounds of lead blankets. The scaffolding and lead blankets are decontaminated, surveyed for release and then rented to the customer.

     Competition. The Company's competitors in the commercial LLRW processing and recycling market include Scientific Ecology Group (a division of Westinghouse), Chem-Nuclear Systems, Inc., Allied Technology Group, Inc., Frank Hake and Associates, Inc. and Alaron, Inc.

     LLRW PACKAGING AND TRANSPORTATION SERVICES

     The Company packages and transports small quantities of LLRW from laboratories, hospitals, universities and other commercial facilities to disposal facilities. In 1994, the Company serviced the eastern and mid-eastern United States directly from its Canton, Ohio office. In 1995, the Company expects to consolidate this operation with its Recycle Center operations. The Company may contract with low-level waste generators to pick up waste which is shipped to commercial LLRW sites. The waste is either shipped by the Company in its own vehicles or is shipped by common carriers under subcontract. The Company supplies many of these customers with equipment and material for the packaging, labeling and transportation of the LLRW material. The packaging and transportation market is highly competitive, and the Company does not have a significant presence in the market.

CLOSED FACILITIES

     The Company's closed hazardous waste and LLRW disposal facilities are described below.

     Sheffield, Illinois Facility. The Company previously operated two hazardous waste disposal sites at Sheffield, Illinois. The sites are located on property owned by the Company on 45 acres adjacent to a closed state-owned LLRW site also previously operated by the Company. One hazardous waste site was opened in 1974 and ceased accepting hazardous waste in 1983. A second closed hazardous waste disposal site occupied less than five acres, and accepted hazardous waste pursuant to Illinois authorization from 1968 through 1974. The two sites were operated and are maintained under federal and state environmental regulations.

     The Company also maintains a 20-acre LLRW disposal facility three miles southwest of Sheffield, Illinois located on land owned by the State of Illinois. The Company has closed the facility, which last received low-level waste in 1978, and is maintaining the site pursuant to a 1988 Agreed Order settling long-standing litigation between the Company and the State of Illinois.

     In 1984, the Company submitted for approval a closure and post-closure plan for the hazardous waste disposal sites to the Illinois EPA and to the United States EPA. The regulatory agencies have approved the Company's detailed program for implementation and operation of comprehensive corrective action, but have not approved the Company's closure and post closure plan. The Company believes that its closure and post-closure plan fully satisfies the health and safety needs of the public and all regulatory requirements. Review of the plan by the Illinois EPA and the United States EPA has been suspended pending further implementation of a Remedial Investigation and Feasibility Study. The Illinois EPA could reject the present plan or seek to impose additional closure conditions which, if required, might have a material adverse financial effect upon the Company.

     In 1982, hazardous waste was detected in site-monitoring wells at one of the two Sheffield facilities and as a result, the Illinois EPA requested that the Company conduct an investigation of the site. The Company completed, pursuant to a 1985 Consent Order, a Remedial Investigation and Feasibility Study of the Sheffield facility. Pursuant to that order, a final Corrective Measures Implementation Plan was issued by the United States EPA in October 1990 and the Company is in the process of implementing this plan. The Company completed its source isolation programs in 1994 and is planning to complete groundwater monitoring and extraction programs in 1995. The Company initially reserved for the estimated costs to provide for the closure and long-term care and maintenance of the Sheffield site in 1988.

     RCRA regulations also require the Company to carry environmental impairment insurance against sudden and accidental occurrences, as well as against non-sudden occurrences such as subsurface migration. See "--Insurance". These coverages are not able to be maintained for the Sheffield, Illinois site due to the history of the facility as described above.

     Maxey Flats, Kentucky Facility. Between 1963 and 1978, the Company operated the Maxey Flats, Kentucky LLRW site, a facility that was owned, licensed and maintained by the Commonwealth of Kentucky (the "Commonwealth").
In 1978, the Commonwealth entered into an agreement with the Company to permanently close the facility and the Commonwealth agreed, in part, to assume any and all liabilities related to the facility and to exercise responsibility for perpetual care and maintenance of the facility. The Commonwealth later filed a lawsuit against the Company seeking to have that agreement declared invalid. The Company then filed an action against the Commonwealth seeking cost recovery and contribution and to enforce its rights under the agreement. After several federal court decisions in favor of the Company on the issues, in July 1994, the Commonwealth and the Company settled all pending litigation regarding the Maxey flats facility. The Company and the Commonwealth also agreed to cooperate in the resolution of any third party indemnification claims against the Company from potentially responsible parties involved with the facility.
The Company estimates that the maximum amount of the Company's share of these third party claims is less than $1.1 million, and the Company has recognized this liability in its 1994 financial statements.

     LLRW Portion of Beatty, Nevada Facility. In December 1992, the governor of Nevada, citing the federal Low-Level Act as authority, issued an executive order for the Company's Beatty, Nevada LLRW disposal site to cease accepting LLRW for disposal. In January 1993, the Company filed a lawsuit challenging that order. In September 1993, the Company and the State of Nevada executed a settlement agreement disposing of all pending litigation between the parties. The settlement resulted in the dismissal of three lawsuits. Two of the lawsuits had been filed by the Company challenging the authority of the Nevada Environmental Commission to establish two new fees on disposal of waste at the Beatty facility. The other suit dismissed was filed by Nevada seeking to obtain a declaration from the court that it had the right to terminate the lease agreement with the Company for the Beatty facility. The Company also dismissed its claims against Nevada for damages associated with the Governor's executive
order closing the LLRW facility.   Pursuant to the settlement agreement, the
parties also agreed that until December 31, 1996, regulatory, statutory and lease fees for hazardous waste disposal would not exceed $40.20 per ton in the
aggregate, though subject to decrease in certain events.   The settlement
agreement also provides for the permanent closure of the Company's LLRW disposal facility at Beatty, Nevada. The state of Nevada has agreed to accelerate the licensing process of the unused disposal acreage from the LLRW site for use in the Company's hazardous waste disposal operations at Beatty. If the additional capacity is licensed, the capacity of the Company's Beatty hazardous waste disposal facility will approximately double. As a result of the above order and settlement agreement, the Beatty facility accepted no LLRW for disposal after January 1, 1993. The State of Nevada maintains a perpetual care and maintenance trust fund for the Beatty, Nevada LLRW and hazardous waste facilities which is funded by the Company. See "Business - Hazardous Waste Services - Stabilization and Disposal Services - Beatty, Nevada Facility".

REGULATION

     The environmental services industry is subject to extensive regulation by
federal, state and local authorities.   In particular, the regulatory process
requires the Company to obtain and retain numerous governmental permits or other authorizations to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial. Adverse decisions by governmental authorities on permit applications submitted by the

Company may result in premature closure of facilities or restriction of operations, which could have a material adverse effect on the Company's results of operations.

     Because of the heightened public awareness of environmental issues, companies in the environmental service business, including the Company, may in the normal course of their business be expected periodically to become subject to judicial and administrative proceedings. The Company may also be subject to actions brought by private parties or special interest groups in connection with the permitting or licensing of its operations, alleging violations of such permits, licenses or environmental laws and regulations.

     The Company's business is heavily dependent upon environmental laws and regulations which effectively require wastes to be managed in facilities of the type owned and operated by the Company. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but is not always able to do so. Federal, state and local governments have from time to time proposed or adopted other types of laws or regulations which significantly affect the environmental services industry. These have included laws and regulations to ban or restrict the interstate shipment of hazardous wastes, impose higher taxes on out-of-state hazardous waste shipments than in-state shipments and to reclassify certain categories of hazardous wastes as non-hazardous. In particular, the federal government currently is considering several fundamental changes to laws and regulations that define which wastes are hazardous, that establish treatment standards for certain wastes that could lead to their reclassification as non-hazardous, and that revise the nature and extent of responsible parties, obligations to remediate contaminated property. While the outcome of these deliberations cannot be predicted, it is possible that some of the changes under consideration could facilitate exemptions from hazardous waste requirements for significant volumes of waste and alter the types of treatment and disposal that will be required. If such changes are implemented, the overall impact on the Company's business is likely to be unfavorable. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

     Hazardous Waste Regulations. The Company is required to obtain federal, state, local and foreign governmental permits for its hazardous waste treatment, storage and disposal facilities. Such permits are difficult to obtain, and in most instances extensive geological studies, tests and public hearings are required before permits may be issued. In particular, the Company's operations are subject to RCRA (as discussed below), the Safe Drinking Water Act (which regulates deep well injection), TSCA (pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). In its transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and is regulated by the DOT and by state regulatory agencies. Employee safety and health standards under the Occupational Safety and Health Act ("OSHA") are also applicable to the Company's operations.

     RCRA. Pursuant to RCRA, the EPA has established and administers a comprehensive, "cradle-to-grave" system for the management of a wide range of solid and "hazardous" wastes. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer their programs in lieu of the EPA.

     Under RCRA and federal transportation laws, all generators of hazardous wastes are required to label shipments in accordance with detailed regulations and prepare a detailed manifest identifying the material and stating its destination before shipment offsite. A transporter must deliver the hazardous wastes in accordance with the manifest and generally only to a treatment, storage or disposal facility having a RCRA permit or interim status under RCRA. Every facility that treats or disposes of hazardous wastes must obtain a RCRA permit from the EPA or an authorized state and must comply with certain operating standards. The RCRA permitting process involves applying for interim status and also for a final permit. Under RCRA and the implementing regulations, facilities which have obtained interim status are allowed to continue operating by complying with certain minimum standards pending issuance of a permit. The Company believes that each of its facilities is in substantial compliance with the applicable requirements promulgated pursuant to RCRA.

     It is possible that the EPA may consider a number of fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes non-hazardous; encourage further recycling and waste minimization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation. Because many of these initiatives are at an early stage of development, the Company cannot predict the final decisions that the EPA might make or the extent of their impact on the Company's business.

     Superfund. Superfund provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the federal government either to clean up facilities at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Moreover, Superfund grants a right of recovery to private parties who incur costs in response to the release or threatened release of hazardous substances. Superfund has been interpreted as creating strict, joint and several liability for costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Liability extends to owners and operators of waste disposal facilities (and waste transportation vehicles) from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were disposed, persons who arranged for disposal or treatment of a hazardous substance at or transportation of a hazardous substance to such a facility, and waste transporters who selected such facilities for treatment or disposal of hazardous substances.

     It is possible that the U.S. Congress could revise the Superfund statute in the future. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, it is possible that Congress could fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies, conclude not to continue Superfund's current reliance on stringent technology standards issued under other statutes to govern removal and treatment of remediation wastes or could adopt new approaches such as national or site-specific risk based standards. These and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques that will be employed, and the degree to which permitted hazardous waste management facilities will be used for remediation wastes.

     LLRW Regulations. The LLRW services of the Company are also subject to extensive governmental regulation. Various phases of the Company's LLRW services are regulated by various state agencies, the Nuclear Regulatory Commission ("NRC") and the DOT. Regulations applicable to the Company's operations include those dealing with packaging, handling, labelling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable to the Company's operations.

     Financial Assurance and Site Maintenance. The Company operates its hazardous waste disposal sites under RCRA permits. The LLRW sites are operated under licenses from state and, in some cases, federal agencies. When one of these facilities reach capacity, or lease or license termination dates, the facility must be closed and maintained for a period of time prescribed by law or by license. In the case of the RCRA-permitted hazardous sites, federal regulation requires that operators demonstrate the financial capability to close sites on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's RCRA closure and post-closure plan.

     Financial assurance requirements for closure/post-closure plans may generally be satisfied by various means, including insurance, letters of credit, surety bonds, trust funds, a financial net worth test and/or a corporate guarantee. The Company is currently satisfying such requirements through a combination of certain of the various allowable methods. Cash and investment securities totaling $13.2 million and $13.6 million at December 31, 1994, and 1993, respectively, have been pledged as collateral for the Company's closure and post-closure obligations, performance of a Remedial Investigation and Feasibility Study and performance of corrective action at the closed Sheffield, Illinois facility, compliance with the TNRCC requirements related to the Company's non-commercial use deepwell at its Robstown, Texas facility, closure costs for the Beatty, Nevada LLRW site, closure costs for the Recycle Center, closure costs for the Winona, Texas facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington LLRW facility and other general performance bonds. The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

INSURANCE

     The nature of the Company's business exposes it to a risk of accidental release of harmful substances into the environment resulting in contamination, the cost of which could be substantial. The Company currently has liability insurance coverage for non-nuclear related occurrences under environmental impairment liability, primary casualty and excess liability policies. Pursuant to RCRA, the Company is required to maintain environmental impairment liability insurance coverage with specified minimum policy limits for sudden and non-sudden accidental occurrences. The Company is in compliance with required limits and coverage.

     The Company has organized and funded a wholly-owned corporation, American Liability and Excess Insurance Company, to provide for financial assurance for the Company's site closure and post-closure responsibilities in certain instances and to provide a source of insurance for the Company in the event that traditional third party insurance becomes unavailable. The Company is not currently utilizing its insurance subsidiary because of unavailability of other insurance. The Company has funded insurance policies issued by this insurance subsidiary with cash representing the present value of the closure or post-closure obligation being insured. As of January 1, 1995, the Company's insurance subsidiary had pledged $7.1 million of collateral for policies issued to insure site closing or post-closing obligations of the Company.

CUSTOMERS

     No single customer accounted for 10% of the Company's consolidated revenues for 1994. Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $9,800,000 in 1994, or 14% of the Company's consolidated revenues.

PERSONNEL

     The Company had a total of 491 employees as of March 2, 1995. The Company has a collective bargaining agreement which covers 12 employees at its Richland, Washington facility. The Company has a collective bargaining agreement which covers 44 employees at its Winona, Texas facility. The Company believes that its relationship with its employees is good.

     Unfair labor practice charges filed by the Oil, Chemical and Atomic Workers Union are currently pending before a regional office of the National Labor Relations Board ("NLRB") relating to the union's allegation that a subsidiary of the Company should be held to the terms of a collective bargaining agreement negotiated by the union and Quadrex, the previous owner of the Oak Ridge, Tennessee facility purchased by the Company in September 1994. The Company has recognized the union as the collective bargaining agent of its employees and has sought to negotiate a new collective bargaining agreement with the union. An administrative complaint has been issued by a Regional Director of the NLRB alleging that the Company has committed an unfair labor practice by not assuming the prior union contract. The matter has been set to be heard by an Administrative Law Judge of the NLRB.

ITEM 2.  PROPERTIES

     The Company believes that its property and equipment are well-maintained, in good operating condition and adequate for the Company's present needs. The Company's headquarters are located in Houston, Texas in leased office space. The Company also leases sales and administrative offices in Washington, California, Nebraska, Illinois, Ohio, Nevada, Texas, and Kentucky.

     The following table sets forth certain information regarding the principal operating, treatment, processing or disposal facilities owned or leased by the Company.


LOCATION                                      FUNCTION                ACREAGE   OWN/LEASE
- --------------------------------  ---------------------------------  ---------  ---------

Richland, Washington              LLRW Disposal Facility             100 acres  Lease

Robstown, Texas                   Hazardous Waste Disposal Facility  400 acres  Own

Beatty, Nevada                    Hazardous Waste Disposal Facility  80 acres   Lease

Oak Ridge, Tennessee              LLRW Processing Facility           16 acres   Own

Winona, Texas                     Fuels Blending, Solvent Recycling  179 acres  Own
                                   and Deepwell Disposal Facility

         The Company also owns an office, warehouse and shop facility in Pasadena, Texas to service its Gulf Coast transportation and Surecycle(R) operations. The Company owns a transportation terminal in Robstown, Texas and leases transportation terminals in Beaumont, Texas and Niagara Falls, New York. The Company leases transfer facilities in El Paso and Laredo, Texas for the transfer of wastes collected from maquiladora plants in Mexico and a facility in Dallas, Texas to support its Surecycle(R) operations. The Company also leases a hazardous waste drum transfer station in Anaheim, California to consolidate waste volumes for small quantity generators.

         ITEM 3. LEGAL PROCEEDINGS

         The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels (including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both). In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or of laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements.

         In addition, the Company and certain of its subsidiaries are involved in civil litigation relating to the conduct of their business. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon the consolidated financial position of the Company.

         Richland, Washington Facility. In 1964, the Washington Department of Ecology ("WDOE") leased from the DOE a 1,000 acre portion of the Hanford Reservation. In 1965, the WDOE subleased 100 acres of that property to the Company for use as a LLRW disposal facility under the regulation of the Washington Department of Health pursuant to the Atomic Energy Act. In 1990 the DOE applied to the EPA for a permit under the RCRA and other laws and regulations to obtain the appropriate regulatory approvals needed to proceed with the environmental cleanup of the Hanford Reservation. In 1994, in a consent order among the EPA, DOE and WDOE, the EPA and DOE issued a corrective action permit that includes all of the land owned by the DOE at the Hanford Reservation, including that portion leased to WDOE, which includes the 100 acres subleased to the Company for its LLRW disposal facility. Thirteen trenches at the Company's LLRW disposal facility have been included in the final permit as solid waste management units which will require further investigation to determine whether releases of any hazardous wastes or constituents have occurred. Because portions of the Company's facility remains included in the final permit issued to the DOE, the Company is potentially subject to proposed permit conditions for site investigation and possible cleanup should any releases be discovered even though the Company is not a permittee and though it was not involved in the activities contributing to the

Hanford facility contamination that are the subject of the Hanford consent order. It is the Company's opinion that it has legal defenses to the inclusion of its Hanford site in the DOE permit and to any corrective action that may be proposed of the site pursuant to the DOE permit. The Company has appealed to the Environmental Hearing Board of the EPA the terms of the permit that apply to any of Company's facilities. By agreement of all the parties, appeals have been stayed in order for the Company to negotiate a settlement with DOE and EPA to resolve corrective action concerns. If the Company is unsuccessful in the negotiation or the challenge to the permit, the cost of conducting the site investigation and any corrective action could be material.

         The Company was assessed a substantial property tax increase by the Benton County Assessor's Office and has filed suit challenging the property tax increase imposed by the Benton County Assessor on improvements at the Company's leased disposal facility on the Hanford Reservation. The County Treasurer issued tax statements based upon these assessments for payments covering the years 1989, 1990 and 1991, which totaled $1.7 million. The Company sued Benton County and the Assessor and Treasurer to enjoin them from collecting these taxes. The Benton County Superior Court issued an injunction in favor of the Company. The County appealed to the Court of Appeals. The Court of Appeals ruled in favor of the County and reversed the decision of the Benton County Superior Court by holding that the injunction should not have been issued pending the Company's pursuit of administrative remedies. The Company is appealing the Court of Appeal's decision to the Washington Supreme Court. Management believes that the County's assessments were improper and intends to vigorously defend this matter in the courts and through any appropriate administrative process, if necessary.

         Winona, Texas Facility. The Company purchased the stock of Gibraltar, since renamed American Ecology Environmental Services Corporation, from Mobley Environmental Services, Inc. ("Mobley") on December 31, 1994. The Company's stock purchase agreement with Mobley provides that Mobley will indemnify the Company, without limitation as to amount, for any damages or costs, including legal fees, associated with certain pre-closing liabilities, including the claims set forth hereunder. Pursuant to its stock purchase agreement with Mobley, the Company has also been named as an additional insured for pre-closing claims under Mobley's pollution liability insurance policy. The policy has a $10 million aggregate limit and a $5 million per loss limit.

         In 1992, a citizens group filed a petition with the TNRCC for revocation of the Winona facility's deepwell permits alleging that a geological fault exists in the vicinity of the Winona facility's deepwells and other alleged grounds. The EPA has previously concluded in its proceedings relating to the Winona facility's second injection well that no such fault exists. The Company believes the petition is without merit.

         A group called Mothers Organized to Stop Environmental Sins filed a lawsuit in 1994 against the Company in the United States Eastern District Court for the State of Texas alleging that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste that presents an imminent and substantial endangerment to health and the environment. The plaintiffs have requested that the facility be shut down and civil penalties imposed on the Company. The Company has filed an answer denying these allegations and a motion for summary judgment and believes the suit is without merit. The Company intends to vigorously defend this litigation. However, if the plaintiffs were to ultimately prevail on their claim and be awarded the remedies sought, such outcome could have a material adverse effect on the Company's consolidated financial position and results of operations.

         Four lawsuits, including one purported class action, were filed against Gibraltar, in 1992 and 1993 which were subsequently transferred to State District Court in Smith County, Texas, by certain persons in Winona, Texas. The suits assert various theories of liability including subsurface trespass, nuisance, and negligence for alleged air emissions. The suits also allege that the plaintiffs have experienced personal injuries, diminution in property values, and other economic losses which are alleged to have been caused by operation of the Winona facility. The plaintiffs assert various grounds for recovery, including allegations that their property has been used without their consent as a hazardous waste facility, and seek unspecified actual and punitive damages. The Company disputes the material allegations of the plaintiffs' suits and intends to vigorously defend this litigation. To date, the Company and Mobley have settled certain of the plaintiff's claims in these actions for amounts that were not material and which were funded by the Mobley insurance policy referred to above.

         Compact Related Disputes. The Company is involved in numerous challenges and legal proceedings in connection with its siting efforts for LLRW facilities for the Southwest Compact and Central Interstate Compact. For a description of these proceedings, see "Business -- Low-Level Radioactive Waste Services -- Disposal Services -- Ward Valley, California Facility" and
"-- Butte, Nebraska Facility".

         The Company has received invoices from the Southeast Compact Commission for approximately $1.5 million and a notice that an additional $1.5 million will be invoiced in the aggregate in the second and third quarter of 1995. The invoices relate to an access fee for the Barnwell, South Carolina LLRW disposal facility in the Southeast Compact utilized by Quadrex. The fee for each generator is calculated pursuant to a Commission formula which is based on the historical amount of LLRW shipped to the Barnwell facility by such generator. The Company believes that it did not assume such access fees liabilities relating to pre-acquisition volumes of Quadrex in its asset acquisition of the Recycle Center and that the Company has legitimate defenses to this claim. The Company appealed the Commission's invoices and in February 1995 at an appeal hearing, the Commission again concluded that the full access fees were payable by the Company. As a result of the fee dispute, on March 29, 1995, the Southeast Compact Commission directed the Department of Health and Environmental Control of the State of South Carolina to deny the Company access to the Barnwell, South Carolina LLRW disposal facility. The Company has appealed the Commission's action to the Department under South Carolina law. As of the date of this report, the Department has not denied the Company access to the Barnwell facility. While the Company continues to discuss alternate resolutions of this dispute with the Commission, the Company believes it has no material liability in connection with this matter and intends to vigorously defend any material assessment or attempt to deny access to the Barnwell facility.

         Other Litigation. The City of San Antonio (the "City") filed suit against several parties related to environmental issues in connection with the acquisition, development and construction of a bus transit station and multi-purpose stadium and sports complex, commonly known as the Alamodome. The City has named as the defendants: the former owner of the property, various consultants involved in the project, the project manager, and a subsidiary of the Company which served as the construction contractor for the project. The City has alleged several theories of recovery, including breach of contract, negligent misrepresentation and gross negligence. The City alleges its consultants failed to advise the City that the selected site was contaminated, thereby breaching their contracts and committing torts. The City alleges further that following the discovery of actual or potential environmental problems, the City's consultants and project manager failed to act properly in handling allegedly contaminated soil and groundwater. The City has also alleged that construction of the landfill did not conform to contract requirements. The City has decided to exhume the onsite landfill and dispose of it at another location. Minimal discovery has been taken. The Company does not believe that the claims against its subsidiary are meritorious and intends to vigorously defend against such claims. Furthermore, the Company intends to pursue a counterclaim to recover sums related to its construction of the on-site landfill.

         In November 1994, the Company was named as a defendant in a purported class action lawsuit by former employees of Quadrex that relates to unpaid medical benefits and an underfunded pension plan of Quadrex. Based on information available to it, the Company believes that the aggregate amount of these claims are less than $1 million. The Company purchased the assets of the Quadrex Recycle Center from Quadrex on September 19, 1994. However, the asserted claims in the purported class action were specifically excluded by the purchase agreement pursuant to which the Company purchased the assets of the Quadrex Recycle Center. Some of the former Quadrex employees on whose behalf the suit was brought are now employees of the Company. The Company does not believe it has any liability in this matter and intends to contest the matter vigorously. The Company's purchase agreement with Quadrex provides that Quadrex will indemnify the Company for any damages or costs, including legal fees, associated with a claim of this sort. However, because Quadrex filed for bankruptcy protection in February 1995, it is very likely that the Company will not realize the benefits of such indemnification.

         The Company has received a notice from an individual purporting to own debt secured by certain real property in Midlothian, Texas. The individual alleges that a predecessor of the Company's subsidiary, Texas Ecologists, caused environmental contamination of the property in the early 1970's. The Company believes it has no liability in connection with the matter and intends to contest the matter vigorously. In connection with its investigation of the matter, the Company also conducted its own assessment of the property with an independent environmental consultant and concluded that any contamination on the property falls below material levels.

         Other Matters. In 1990, the Company was sued by certain landowners owning property adjacent to the Company's Robstown, Texas disposal facility.
The landowners have alleged that there has been migration of pollutants through groundwater which has contaminated water resources on their respective property. These landowners have alleged theories including nuisance per se, negligence and trespass. The Company's investigation has found no migration of pollutants onto the adjacent landowners' properties and the Company intends to contest this matter vigorously.

         In 1992, the Company received notice from the EPA alleging that the Company had violated financial assurance and liability insurance requirements at the closed Sheffield, Illinois hazardous waste disposal site formerly operated by the Company. The EPA is seeking a penalty of approximately $1 million and ordering compliance. Both the EPA and the Company have filed cross-motions for an accelerated decision by the administrative law judge regarding the issue of liability. Though the ultimate outcome of this matter is uncertain, the Company believes these insurance requirements are not applicable to this closed site and intends to vigorously contest this matter.

         In April 1995, management of the Company became aware that the Company had held hazardous waste containers at certain of its transportation terminals for periods greater than the 10-day temporary storage periods permitted by TNRCC regulations. The Company has reported the matter to the TNRCC. The Company has also put in place procedures to safeguard against future violations of this type and, upon completion of its review of the matter, may put in place additional safeguard procedures if so warranted. While the Company believes the steps that it has taken are appropriate and responsive, it is possible that the TNRCC may seek to impose a fine on the Company in connection with the matter. The Company is not in a position to assess the amount of such a fine. However, a fine of sufficient magnitude could have a material adverse effect upon the consolidated financial position of the Company.

         In addition to the above-described litigation, the Company and its subsidiaries from time to time are involved in various other administrative matters of litigation, including personal injury and other civil actions, as well as other claims, disputes and assessments that could result in additional litigation or other proceedings. The Company and its subsidiaries are also involved in various other environmental matters or proceedings, including permit application proceedings in connection with the establishment, operation, closure and post-closure activities of certain sites, as well as other matters or claims that could result in additional environmental proceedings.

         While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of the matters described in
Item 3. will not have a material adverse effect upon the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

         American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 1, 1995, there were approximately 8,000 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:

                     1994                  1993            Dividends Per Share
               ------------------    -------------------   -------------------
   PERIOD       High       Low         High        Low       1994       1993
               ------      -----      ------     -------    ------     ------
1st Quarter    12-1/2      8-1/4      12-1/2      9-1/2      $.025        --
2nd Quarter    10-3/4      7-3/4      11-3/4      8-3/4       .025        --
3rd Quarter     9          7-3/4      12-1/4      6           .025        --
4th Quarter     8-1/2      5-7/8      12-1/4      7-1/4       .025        --

     Future cash dividends, if any, will be considered by the Board of Directors based upon the Company's earnings and financial position and such other factors as the Board of Directors considers relevant. The Company's credit facility with its bank lender restricts cash dividends payable by the Company to $200,000 per quarter. In addition, the credit facility provides that if the Company has not completed a debt or equity offering of at least $35 million prior to May 1, 1995, then after May 1, 1995, payment of cash dividends by the Company will be prohibited.

ITEM 6.  SELECTED FINANCIAL DATA

                         AMERICAN ECOLOGY CORPORATION

     This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)


YEARS ENDED DECEMBER 31,                                                          1994       1993       1992       1991      1990
                                                                                --------   -------    --------   -------   -------

Revenues                                                                        $ 71,891   $ 60,312   $ 70,940   $55,811   $48,711
 Increase (decrease) in revenue from prior year-percentage                          19.2%     (15.0)%     27.1%     14.6%      7.5%

Net income                                                                      $  3,850   $  4,744   $ 12,556   $ 7,407   $ 3,767
Net income per share (1)                                                        $    .49   $    .60   $   1.51   $  1.27   $   .78

Shares used to compute income per share (000's) (1)                                7,851      8,097      8,568     6,624     4,821

Working capital                                                                 $  1,563   $  4,771   $ 14,078   $ 7,773   $ 8,372
Current ratio (current assets divided by current liabilities)                      1.0:1      1.2:1      1.7:1     1.5:1     1.5:1

Total assets                                                                    $155,439   $108,122   $104,166   $84,691   $79,343

Long-term debt, net of current portion                                          $ 33,493   $     --   $     --   $   543   $22,977

Shareholders' equity                                                            $ 67,045   $ 63,564   $ 54,730   $40,470   $ 8,765

Long-term debt to total capitalization as a percentage                              33.3%        --%        --%      1.3%     72.4%

Return on average equity                                                             5.9%       8.0%      26.4%     30.1%     54.8%

Dividends declared per common share                                             $    .10   $     --   $     --   $    --   $    --
Capital spending, including capital expenditures and
 site development costs                                                         $  8,035   $ 12,558   $  9,582   $ 9,453   $14,306
Depletion, depreciation and amortization expense                                $  6,279   $  4,356   $  4,173   $ 4,973   $ 4,014

- ------------
(1) Adjusted for July 1992 three-for-two stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          American Ecology provides waste management services to generators of hazardous waste and low-level radioactive waste ("LLRW") in the United States. The Company's services include processing, packaging, remediation, recycling, transportation and disposal of waste. In recent years, Company volumes have increased despite overall industry volumes of hazardous waste declining due to waste minimization efforts reducing industrial process wastes, and to an overall slowdown in site remediation efforts reducing clean-up wastes. The hazardous disposal industry has experienced significant competitive pricing pressures as a result of this trend. Disposal volumes of LLRW have been greatly impacted by the geographical restrictions imposed by the implementation of the federally mandated compact system. Also, the LLRW disposal industry has transitioned from being commercially unregulated prior to 1993, to an industry economically regulated as a monopoly by the compacts and states in which current and future disposal sites reside.

          In recognition of these industry trends, the Company developed a strategy to broaden the Company's businesses from primarily disposal services to include more comprehensive non-disposal services such as the treatment, processing and recycling of hazardous waste and LLRW. In September 1994, the Company acquired a LLRW treatment, processing and recycling facility ("Recycle Center") in Oak Ridge, Tennessee, and on December 31, 1994, the Company acquired a fuels blending, solvent recycling, and liquid hazardous waste deepwell disposal facility in Winona, Texas ("Winona Facility"). In addition to these two acquisitions, the Company has expanded its revenue base and obtained value added hazardous waste disposal contracts by marketing and performing waste stabilization, and by providing turnkey remediation services which include site remediation, transportation, and ultimate disposal of wastes in the Company's landfills. Additionally, the Company has been successful in entering the naturally occurring radioactive materials ("NORM") disposal market which provides attractive disposal margin opportunities at the Company's Richland, Washington LLRW facility, and in performing profitable LLRW remediation projects.

          As a result of the changes in the industry and the implementation of the Company's business strategies, the 1994 results reflected a 19% increase in revenues, though income from operations and net income decreased 19% from the prior year. Exclusive of material unusual events and non-recurring accounting adjustments in both 1994 and 1993, income from operations increased by approximately $2,800,000 in 1994 as compared to 1993, which is attributable, in part, to increased revenues from NORM business and LLRW remediation projects, and a decrease in certain operating costs due to utilizing personnel and equipment on deferred site maintenance projects, and to a lesser degree, headcount reductions.

          The following table sets forth items in the Statements of Operations for the three years ended December 31, 1994, as a percentage of revenue:

                                                               Percentage of Revenues for the
                                                                   Year Ended December 31,
                                                          1994             1993                1992
                                                        -------           ------             -------
Revenues                                                100.0%            100.0%               100.0%
Operating costs                                          75.4              69.3                 65.9
                                                        -----             -----                -----

Gross profit                                             24.6              30.7                 34.1
Selling, general and administrative expenses             17.2              19.8                 14.0
                                                        -----             -----                -----

Income from operations                                    7.4              10.9                 20.1
Investment income, net                                   (0.4)             (1.7)                (2.1)
Interest expense                                          0.0               0.1                  0.1
                                                        -----             -----                -----

Income before income taxes                                7.8              12.5                 22.1
Income taxes                                              2.5               4.6                  4.4
                                                        -----             -----                -----

Net income                                                5.3%              7.9%                17.7%
                                                        =====             =====                =====

Revenues

          Revenues for 1994 were $71,891,000, a 19% increase over 1993 revenues of $60,312,000. Of the $11,579,000 increase in revenues, 55% was attributable to hazardous waste businesses and 45% was attributable to LLRW businesses.

          Hazardous waste revenues increased 16% compared to 1993 hazardous waste revenues. Hazardous waste disposal revenues increased 2% in 1994 despite a declining, very competitive, disposal market for remedial waste. Disposal volumes increased approximately 34% due to obtaining several large volume contracts for remedial projects on the West Coast and in Texas. However, due to the high volume nature of these contracts and the competitive remedial pricing environment, average disposal prices for the Company's two hazardous landfills decreased by approximately 23%. Similar conditions were experienced in 1993 when disposal volumes increased approximately 24% and average prices fell approximately 22% as compared to 1992. An increase in transportation revenues of 29% in 1994 resulted from a full year of results from the operations of Waste Processors Industries, Inc. ("WPI") acquired in March 1993, and the successful integration of marketing transportation and disposal services with the Robstown, Texas facility. Other significant revenue increases resulted from remediation services and waste stabilization services. Hazardous waste remediation revenues result from services performed at the customer's site, either directly by the Company or subcontracted by the Company, in order to accommodate the customers' desire to contract with one vendor for all phases of a remediation project. Remediation revenues increased 17% in 1994 due principally to the large remediation and disposal contracts obtained in the West Coast region with ultimate waste disposal occurring at the Company's Beatty, Nevada facility. Stabilization revenues nearly tripled in 1994 compared to 1993 due to state regulatory requirements for debris treatment and to the large debris cleanup projects requiring stabilization treatment prior to disposal. The 1994 Statement of Operations does not include any results of operations from the acquisition of the Winona Facility purchased on December 31, 1994.

          LLRW revenues increased 26% compared to 1993. LLRW disposal revenues decreased 8% due principally to the implementation of the Federal Low-Level Radioactive Waste Policy Amendments Act of 1985 (the "Low-Level Act") on January 1, 1993. The Low-Level Act together with state regulatory initiatives resulted in the inactivity of the Beatty, Nevada LLRW facility and the regulatory restrictions placed on the Richland, Washington facility and caused unusually large volumes of waste receipts at the end of 1992 which were not buried and recognized as revenues until the first quarter of 1993. Exclusive of the carryover effect of volumes received in 1992, 1994 disposal revenues increased by approximately 37% compared to 1993 due to penetration of the NORM waste disposal market. It is uncertain whether the Company will be able to continue unregulated disposal of NORM wastes at the Richland facility indefinitely due to possible state regulatory restrictions. In 1994, the Company entered the LLRW on-site remediation business generating approximately $1,900,000 of revenues by providing technical and remedial services for several projects in various regions of the country. Additionally, the acquisition of the Recycle Center in September 1994, contributed approximately $2,800,000 in treatment, processing, and recycling revenues, $1,200,000 of which is attributable to management's estimated settlement of a fourth quarter 1994 business interruption claim for a fire which damaged a processing building and related equipment at the Recycle Center in July 1994. Management expects the Recycle Center's 1995 results to include recognition of anticipated business interruption claim settlements for the period until the facility is fully operational. Final determination of the amounts of proceeds from business interruption claims is subject to negotiations with the insurance carrier.

          Revenues for 1993 were $60,312,000, a 15% decrease from 1992 revenues of $70,940,000. LLRW revenues decreased $22,701,000, or 53%, while total hazardous waste revenues increased $12,073,000, or 43%, from 1992. The LLRW business decline was due to the Low-Level Act, which resulted in the inactivity of the Beatty, Nevada LLRW facility and the regulatory restrictions placed on the Richland, Washington facility. Increased hazardous waste revenues were attributable to acquiring WPI in March, 1993, whose revenues of $10,947,000 were comprised of transportation (70%) and remediation services (30%).

          Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $9,800,000, $9,300,000, and $10,300,000 in 1994, 1993, and 1992, respectively.

Operating Costs

          Operating costs in fiscal 1994 increased $12,391,000, or 30%, as compared to 1993, $1,768,000 of which was attributable to the acquisition of the Recycle Center. As a percentage of revenues, operating costs were 75%, 69%, and 66% for the years ended 1994, 1993, and 1992, respectively. The following table sets forth unusual events and non-recurring accounting adjustments which affected operating costs for the years ended December 31, 1994 and 1993, respectively. There were no such items for the year ended December 31, 1992.

                                                                         (Increase) decrease to
                                                                             Operating Costs
                                                                         -----------------------
                                                                            1994         1993
                                                                         ----------   ----------
Deferred site maintenance accrual reversals due to changes in current cost estimates and certain estimated accruals exceeding
 actual costs for completed projects                                     $3,202,000   $   96,000

Settlements of environmental insurance claims on closed sites               505,000    2,275,000

Deferred site maintenance accrual reversal, settlement with the
 Commonwealth of Kentucky, and estimated PRP settlements,
 all regarding remedial liability and indemnity for the closed
 Maxey Flats site                                                           518,000    1,768,000

Writedowns of certain permitting costs and airspace costs                  (413,000)          --

Deferred site maintenance accrual reversal due to change in
 the discount rate used to compute the present value of
 certain liabilities                                                             --    1,199,000

Disposal fees and taxes payable and deferred site maintenance accrual reversed due to settlement with the State of Nevada regarding the
 Beatty, Nevada LLRW facility                                                    --    2,792,000

Cell development cost amortization adjustment due to better than
 expected cell utilization in 1992                                               --      768,000
                                                                         ----------   ----------
  Total unusual events and non-recurring adjustments included
   in operating costs                                                    $3,812,000   $8,898,000
                                                                         ==========   ==========

          Exclusive of these unusual events and non-recurring adjustments, operating costs for 1994 and 1993 would have been $57,993,000 and $50,688,000, or 81% and 84% of revenues, respectively. The improvement in operating margin in 1994, net of unusual events and non-recurring adjustments, is attributable to strong margins in the NORM disposal business and on certain LLRW remediation projects, and the integration of hazardous waste transportation services since the March 1993 acquisition of WPI which directed disposal volumes to the Robstown, Texas facility. Operating costs were reduced as a result of maximizing the utilization of operations personnel on deferred site maintenance projects and to headcount reductions. The decline in operating margin in 1993 from 1992 reflected the decline in the profitable LLRW disposal business as a result of the Low-Level Act and the trend toward lower margins in the hazardous waste disposal business.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses (SG&A) for 1994 were $12,362,000, an increase of $430,000 compared to 1993. The increase is attributable principally to incremental selling costs and amortization of intangible assets resulting from acquired businesses. As a percentage of revenues, SG&A was 17%, 20%, and 14% for 1994, 1993, and 1992, respectively.
The 1994 decrease in SG&A as a percentage of revenue was due principally to the revenue increase in 1994 as compared to 1993. SG&A for 1993 was $11,932,000, an increase of $2,037,000 from 1992. SG&A for 1992 included a non-recurring charge of $1,250,000 for costs of relocating the Company's corporate office from Louisville, Kentucky to Houston, Texas which was completed during the second quarter of 1993. Exclusive of this charge in 1992, SG&A in 1993 increased due principally to the acquisition of WPI in March 1993, legal fees incurred for certain corporate matters, and various costs related to establishing the corporate office in Houston. These costs included additional depreciation on new computer hardware and software development costs for financial and operational reporting systems and on newly acquired office furniture and equipment, greater rental expenses for operating two offices during the transition to Houston, and various start-up and temporary duplicate items such as office supplies, communications and travel.

Investment Income

          Net investment income is comprised of interest income earned on various debt securities, certificates of deposit and other interest bearing deposits, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio. Investment income recognized in 1994 decreased from 1993 due to lower preferred stock portfolio performance as a result of rising interest rates and to the decrease in interest bearing investments outstanding. This portfolio is principally the Company's captive insurance investments reinsuring the present value of certain long-term closure and post closure liabilities. The amount of investment income in 1993 decreased from 1992 due principally to a lower weighted average of outstanding investments in 1993 as compared to 1992.

Interest Expense

          Interest expense is the total interest expense incurred by the Company on outstanding indebtedness less capitalized amounts. For the year ended December 31, 1994, the Company incurred $968,000 in interest cost, all of which was capitalized for the development of the Company's LLRW facilities in California and Nebraska in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. Substantially all of the interest cost incurred for 1994 related to borrowings under the Company's credit agreement with its bank lender.

Income Taxes

          The Company's effective income tax rates were 32%, 37%, and 20% for the fiscal years 1994, 1993, and 1992, respectively. The effective rate of 32% in 1994 includes the benefit of the recognition of an estimated state income tax settlement of $300,000. Exclusive of this amount, the year's effective rate would have been 37%. The lower effective rate in 1992 was due to the benefit of the recognition of certain deferred tax assets as determined under applicable income tax accounting standards in effect during that period. Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The effect of the adoption was not material to the Company.

Capital Resources and Liquidity

          During 1994, the Company invested in acquisitions to diversify and enable the Company to provide more comprehensive hazardous and LLRW services in response to the changing environmental services markets. Principally as a result of the acquisitions of the Recycle Center and the Winona facility, the Company's consolidated total assets at December 31, 1994 increased $47,317,000 and total liabilities increased $43,836,000 as compared to December 31, 1993. Working capital at December 31, 1994 and 1993 was $1,563,000 and $4,771,000,
respectively. The decrease in working capital was attributable to acquisition expenditures of $27,871,000, capital and site development expenditures of $8,035,000, and cash used in operating activities of $1,800,000, most of which was financed with borrowings from the bank credit facility, all of which was classified non-current on the consolidated balance sheet at December 31, 1994.

          In addition to payments for assumed liabilities of the Recycle Center, which amounted to $17,014,000 at the September 19, 1994 acquisition date and were comprised principally of processing and burial costs for waste stockpiled at the facility prior to 1994, the Company has accrued for additional obligations relating to the Recycle Center at December 31, 1994 as follows: accruals for waste processing and burial costs and associated deferred revenues of approximately $9,547,000; accruals for sales tax settlements of $950,000; and other accounts payable and accruals. The liabilities for waste processing and burial costs is based on management estimates of anticipated waste treatment methods and associated volume reductions. Should estimated volume reductions not be attainable, the costs for processing and burial could increase materially. The Southeast Compact, in which the Recycle Center is located, charges disposal site access fees to waste generators for development of the Southeast Compact's future disposal site. The Compact has assessed the Company with fees based on volumes disposed of prior to the Recycle Center acquisition. For the period from October 1, 1993 to September 30, 1994, the potential assessment related to pre-acquisition waste volumes is estimated at $3 million. The Company intends to vigorously challenge this assessment, and accordingly, has accrued the estimated assessment related to post-acquisition disposal volumes. (See Note 10 to the consolidated financial statements.)

          The Company's bank credit agreement, as amended, provides for borrowings up to $35,000,000. At December 31, 1994, borrowings under the credit facility totaled $32,905,000. The secured credit facility matures on January 31, 1996 and is comprised of a $30,000,000 term loan, a $5,000,000 revolving credit facility, and $5,000,000 in standby letters of credit. Interest is payable quarterly and the interest rate is equal to either a base rate (the greater of the bank's prime rate or the federal funds rate plus .5%) plus a margin of 0% to .75%, or a Eurodollar rate plus a margin of 2% to 3%. The marginal rate increases are based on a debt coverage ratio. The Company's actual interest rate as of December 31, 1994 was approximately 8.7%. These rates are subject to increase by .25% to .75% and the bank may enforce financial and other restrictions on the Company if the Company is unable to refinance the facility by May 1, 1995 or is unable to comply with financial covenants of the credit agreement. Subsequent to December 31, 1994, the Company was not in compliance with a financial covenant requiring the maintenance of a specified amount of accounts receivable and obtained a waiver from the bank regarding such non-compliance. The Company subsequently requested that the required level of accounts receivable be adjusted to a lower amount and that certain financial covenants be adjusted to a level in which the Company would remain in compliance based on the Company's projected financial position through 1995. The bank approved this request on April 12, 1995. Under the terms of the credit agreement, the bank may accelerate the maturity of the debt in the event a material adverse effect is deemed by the bank to have occurred. If the Company is unable to remain in compliance with the terms of the credit agreement or obtain waivers in the event of a default and the bank accelerates maturity of the credit agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted.

          The Company is in process of arranging for long-term refinancing for the credit facility and, if successful, anticipates a closing of a private placement debt offering in the second quarter of 1995. If the private debt placement is not successful, management will seek alternative financing which may include an equity offering or an offering combining debt and equity. Absent new financing in the anticipated timeframe, forbearance will be required from the Company's bank lender to meet obligations as they become due. There is no certainty that the refinancing will be obtained or that the Company's existing lender will provide such forebearance. Management believes that the Company will be able to remain in compliance with the terms of the credit agreement. (See
Note 6 to the consolidated financial statements.)

          In addition to working capital funding, the Company anticipates capital expenditures of approximately $4,600,000, expenditures for deferred site development, excluding capitalized interest, of approximately $3,000,000, and expenditures of approximately $2,400,000 for remedial costs, cell capping, and various site maintenance projects in 1995. The Company believes that funds generated from operations and available borrowing capacity will be sufficient to meet the Company's current capital and operating requirements. As discussed above, the Company will need to obtain long-term refinancing for the credit facility prior to its maturity on January 31, 1996.

          The following table sets forth the Company's summary cash flows for the last three fiscal years:

                                                                              Summary Cash Inflows (Outflows)
                                                                                 Year Ended December 31,
                                                                        --------------------------------------------
                                                                            1994           1993             1992
                                                                        ------------   -------------    ------------
Cash flows from operating activities before deferred site
 maintenance expenditures                                               $  4,083,000   $  9,063,000      $14,824,000
Deferred site maintenance expenditures                                    (5,883,000)    (2,364,000)        (979,000)
                                                                        ------------   ------------      -----------
Net cash provided by (used in) operating activities                       (1,800,000)     6,699,000       13,845,000
                                                                        ------------   ------------      -----------

Capital expenditures, including site development costs                    (8,035,000)   (12,558,000)      (9,582,000)
Acquisition expenditures                                                 (27,871,000)    (3,305,000)              --
Other investing activities, net                                            1,184,000      4,526,000        1,471,000
                                                                        ------------   ------------      -----------
Net cash used in investing activities                                    (34,722,000)   (11,337,000)      (8,111,000)
                                                                        ------------   ------------      -----------

Borrowing (repayments) under bank credit agreement, net                   32,816,000     (2,121,000)      (1,334,000)
Other financing activities, net                                             (479,000)       341,000        1,384,000
                                                                        ------------   ------------      -----------
Net cash provided by (used in) financing activities                       32,337,000     (1,780,000)          50,000
                                                                        ------------   ------------      -----------
Net increase (decrease) in cash                                         $ (4,185,000)  $ (6,418,000)     $ 5,784,000
                                                                        ============   ============      ===========

Financial Assurance and Site Maintenance

          The Company operates its chemical waste disposal sites under Resource Conservation and Recovery Act of 1976 ("RCRA") permits. The LLRW sites are operated under licenses from state and, in some cases, federal agencies. When these facilities reach capacity, or lease or license termination dates, as the case may be, they must be closed and maintained for a period of time prescribed by law or by license. In the case of the RCRA-permitted chemical sites, federal regulation requires that operators demonstrate the financial capability to close sites on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's RCRA closure/post-closure plan.

          To secure closure/post-closure obligations of its chemical waste disposal sites under federal and state regulations, the Company has provided letters of credit, certificates of insurance, and corporate guarantees as financial assurance. Cash and investment securities totaling $13,175,000 and $13,632,000 at December 31, 1994, and 1993, respectively, have been pledged as collateral for the Company's closure/post-closure obligations, performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois chemical waste facility, compliance with the Texas Natural Resources Conservation Commission requirements related to a deepwell at the Company's Robstown, Texas chemical disposal site, closure costs for the Beatty, Nevada LLRW site, closure costs for the Recycle Center, closure costs for the Winona facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington facility and performance bonds.

          The RI/FS for the closed Sheffield facility was completed and approved by the U.S. Environmental Protection Agency in 1990. The Company is in the remedial phase of the Sheffield program as set forth in the EPA's corrective measures implementation plan. During 1994, the Company spent approximately $4,100,000 on remediation at the closed Sheffield chemical disposal site.

          The nature of the hazardous material handled by the Company and its subsidiaries could give rise to substantial damages if spills, accidents or migration of hazardous material occurs. The occurrence of such events could have a material adverse effect upon the Company's liquidity and operating results.

Corporate Development Considerations

          See "Business -- Low-Level Radioactive Waste Services -- Disposal Services -- Ward Valley, California Facility" and "Butte, Nebraska Facility" for a description of the Company's and the impact of such facilities and other future considerations on the Company's financial condition and results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
of American Ecology Corporation

          We have audited the accompanying consolidated balance sheets of American Ecology Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 6, the terms of the Credit Agreement call for a principal maturity date of January 31, 1996. Management's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. Management is currently seeking long term re-financing arrangements that would enable the Company to repay amounts outstanding under the Credit Agreement before its maturity and to enable the Company to continue to meet its obligations as they become due from funds generated by operations. Management's plans in regard to these matters are discussed in Note 6.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Houston, Texas
April 13, 1995

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 ($ IN 000'S)

                                                               As of December 31,
                                                          ----------------------------
                                                            1994                 1993
                                                          --------             -------
ASSETS
Current assets:
 Cash and cash equivalents                                $    231            $  4,416
 Investment securities                                       1,703                 900
 Receivables, net of allowance for doubtful
  accounts of $1,749 and $977, respectively                 32,019              18,698
 Deferred income taxes                                         991               1,497
 Prepayments and other                                       2,854               1,765
                                                          --------            --------
  Total current assets                                      37,798              27,276

Cash and investment securities, pledged                     13,175              13,632
Property and equipment, net                                 30,122              19,925
Deferred site development costs                             41,239              36,918
Intangible assets relating to acquired businesses, net      31,313               6,661
Other assets                                                 1,792               3,710
                                                          --------            --------
                                                          $155,439            $108,122
                                                          ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long term debt                        $    850            $     --
 Accounts payable                                           12,464               7,931
 Accrued liabilities                                        19,397               8,446
 Deferred site maintenance, current portion                  3,524               6,128
                                                          --------            --------
  Total current liabilities                                 36,235              22,505

Long term debt, excluding current portion                   33,493                  --
Deferred site maintenance, excluding current portion        18,666              22,053

Commitments and contingencies (Note 11)

Shareholders' equity:
Convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, none issued
  and outstanding in 1994 and 1993                              --                  --
 Common stock, $.01 par value,
  20,000,000 shares authorized, 7,818,828
  and 7,783,639 shares issued and
  outstanding, respectively                                     78                  78
 Additional paid-in capital                                 41,880              41,469
 Retained earnings                                          25,087              22,017
                                                          --------            --------
  Total shareholders' equity                                67,045              63,564
                                                          --------            --------
                                                          $155,439            $108,122
                                                          ========            ========

The accompanying notes are an integral part of these financial statements.

                         AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                       Year Ended December 31,
                                                     -----------------------------
                                                       1994      1993       1992
                                                     --------  --------   -------
Revenues                                              $71,891   $60,312   $70,940
Operating costs                                        54,181    41,790    46,783
                                                      -------   -------   -------

Gross profit                                           17,710    18,522    24,157
Selling, general and administrative expenses           12,362    11,932     9,895
                                                      -------   -------   -------

Income from operations                                  5,348     6,590    14,262
Investment income                                        (287)     (973)   (1,535)
Interest expense                                           --        31        89
                                                      -------   -------   -------

Income before income taxes                              5,635     7,532    15,708
Income taxes                                            1,785     2,788     3,152
                                                      -------   -------   -------

Net income                                            $ 3,850   $ 4,744   $12,556
                                                      =======   =======   =======

Net income per share, primary                         $   .49   $   .60   $  1.51
                                                      =======   =======   =======

Dividends paid per common share                       $   .10   $    --   $    --
                                                      =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                         AMERICAN ECOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 ($ IN 000'S)

                                 CONVERTIBLE            ADDITIONAL
                                  PREFERRED    COMMON    PAID-IN     RETAINED
                                    STOCK       STOCK    CAPITAL     EARNINGS
                                 -----------   -------  ----------  ---------
Balance, December 31, 1991            $ 2       $69      $35,682       $ 4,717

Net income                             --        --           --        12,556
Common stock issued,
 net of repurchases                    --         1          603            --
Income tax benefit of stock
 options exercised                     --        --          320            --
Conversion of preferred stock          (2)        3           (1)           --
Exercise of warrant                    --         1          779            --
                                      ---       ---      -------       -------
Balance, December 31, 1992            $--       $74      $37,383       $17,273

Net income                             --        --           --         4,744
Common stock issued for
 acquisition                           --         3        3,464            --
Other common stock issuances,
 net of repurchases                    --         1          340            --
Income tax benefit of stock
 options exercised                     --        --          282            --
                                      ---       ---      -------       -------
Balance, December 31, 1993            $--       $78      $41,469       $22,017

Net income                             --        --           --         3,850
Common stock issuances                 --        --          301            --
Income tax benefit of stock
 options exercised                     --        --           67            --
Cash dividends                         --        --           --          (780)
Other                                  --        --           43            --
                                      ---       ---      -------       -------
Balance, December 31, 1994            $--       $78      $41,880       $25,087
                                      ===       ===      =======       =======

The accompanying notes are an integral part of these financial statements.

                         AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ IN 000'S)


                                                                             Year Ended December 31,
                                                                         ------------------------------
                                                                            1994       1993       1992
                                                                        ----------   --------   -------
Cash flows from operating activities:
 Net income                                                               $  3,850   $  4,744   $12,556
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                                               6,279      4,356     4,173
 Deferred income tax provision (benefit)                                     3,044      2,232    (2,843)
 Gain on sale of assets                                                        (65)       (24)       (4)
 Changes in assets and liabilities, excluding
  effects of acquisitions:
  Receivables                                                               (4,534)     4,437    (6,419)
  Investment securities classified as trading                                  472         --        --
  Other assets                                                                (411)    (1,456)     (475)
  Deferred site maintenance                                                 (7,041)    (5,249)      452
  Other liabilities                                                         (3,394)    (2,341)    6,405
                                                                          --------   --------   -------
   Total adjustments                                                        (5,650)     1,955     1,289
                                                                          --------   --------   -------
  Net cash provided by (used in) operating activities                       (1,800)     6,699    13,845
                                                                          --------   --------   -------
Cash flows from investing activities:
 Capital expenditures, excluding site development costs                     (3,714)    (8,943)   (5,477)
 Site development costs                                                     (4,321)    (3,615)   (4,105)
 Payments for businesses acquired                                          (27,871)    (3,305)       --
 Payments received on notes from sale of assets                                 --         --       600
 Proceeds from sale of assets                                                  299         24         2
 Transfers from cash and investment
  securities, pledged                                                          885      4,502       869
                                                                          --------   --------   -------
  Net cash used in investing activities                                    (34,722)   (11,337)   (8,111)
                                                                          --------   --------   -------
Cash flows from financing activities:
 Proceeds from issuances of indebtedness                                    56,555      1,100        --
 Payments of indebtedness                                                  (23,739)    (3,221)   (1,334)
 Proceeds from common stock issuances                                          301        341       605
 Exercise of warrant                                                            --         --       779
 Payment of cash dividends                                                    (780)        --        --
                                                                          --------   --------   -------
  Net cash provided by (used in)
   financing activities                                                     32,337     (1,780)       50
                                                                          --------   --------   -------

Increase (decrease) in cash and cash equivalents                            (4,185)    (6,418)    5,784

Cash and cash equivalents at beginning of year                               4,416     10,834     5,050
                                                                          --------   --------   -------

Cash and cash equivalents at end of year                                  $    231   $  4,416   $10,834
                                                                          ========   ========   =======
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest, net of amounts capitalized                                    $     --   $     31   $    89
  Income taxes                                                                 123      2,338     3,916

The accompanying notes are an integral part of these financial statements.

                         AMERICAN ECOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

          Principles of Consolidation. The accompanying financial statements present the consolidated accounts of American Ecology Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          Revenue Recognition. Generally, revenues are recognized as services are performed and as waste materials are buried or processed.

          Cash Equivalents. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less, which are readily convertible into cash.

          Investments in Debt and Equity Securities. The Company has adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Debt and equity securities that the Company has the intent and ability to hold to maturity are classified as "securities held-to-maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as either "securities held-to-maturity" or "trading securities" are classified as "securities available-for-sale" and reported at estimated fair value with net unrealized holding gains and losses reported as a component of shareholders' equity. The adoption of SFAS 115 did not have a material effect on the Company's financial position or results of operations. The Company uses the specific identification method to determine the cost basis used in computing realized gains or losses.

          Property and Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Land is comprised of land owned at the processing and disposal sites. Land owned at disposal sites is depleted over the estimated useful life of the disposal site on a straight-line basis. Cell development costs represent waste disposal site preparation costs which are capitalized and charged to operating costs as disposal space is utilized. Cell development costs include direct costs related to site preparation, including legal, engineering, construction, and the direct cost of Company personnel dedicated for these purposes. The estimated useful lives of buildings and improvements is fifteen to thirty-one years. The estimated useful lives of vehicles, decontamination, processing and other equipment is three to ten years. See Note 3. for major categories of property and equipment. Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1994, 1993 and 1992, maintenance and repairs expense was $750,000, $642,000, and $506,000, respectively.

          Deferred Site Development Costs. The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

          The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and
capitalized by the Company.   As of December 31, 1994, the Company had deferred
$35,020,000 of pre-operational facility development costs of which $841,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. Hearings on the established rates must be conducted upon the request of any interested person. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, excluding capitalized interest, to be included as a component in the rate-base as well as their associated costs of capital.

          Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the Central Interstate LLRW Compact. To date the Company has contributed and capitalized approximately $6,219,000, of which $127,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. All unreimbursed costs and fees relating to the Butte facility have been deferred and are also expected to be realized from the revenue of the LLRW site when operational.

          The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings as further discussed under "Business - Low-Level Radioactive Waste Services - Disposal Services - Ward Valley, California Facility" and "- Butte, Nebraska Facility". At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained, and whether the validity of the Ward Valley facility's license will be upheld on judicial review. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized.

          In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects and will continue to do so while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during 1994 was $968,000.

          Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized on the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. The accumulated amortization of intangible assets amounted to $962,000 and $442,000 at December 31, 1994 and 1993, respectively. On an ongoing basis, the Company measures realizability of goodwill by the ability of the acquired business to generate current and expected future operating income in excess of annual amortization. If realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill. There were no such adjustments for the three years ended December 31, 1994.

          Permitting Costs. Permitting costs, which are primarily comprised of outside engineering and legal expenses, are capitalized and amortized over the life of the applicable permits. At December 31, 1994 and 1993, there were $1,389,000 and $937,000, respectively, of such costs included in other assets in the accompanying consolidated balance sheet.

          Deferred Site Maintenance. Deferred site maintenance includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The portion of these obligations expected to be spent within the following twelve month period is classified as deferred site maintenance, current portion in the accompanying consolidated balance sheet. The Company generally provides accruals for the estimated costs of closures and post-closure monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company performs routine periodic reviews of closed operating sites and revises accruals for estimated post-closure, remediation or other costs related to these locations as deemed necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for operating chemical disposal sites based on RCRA and the respective site permits. RCRA requires that companies provide financial assurance for the closure and post-closure care and maintenance of their chemical sites for at least thirty years following closure. Where both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost is discounted to present value at a discount rate of 2.5%, net of inflation. See Note 5 and the discussion of Operating Costs included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning certain adjustments recorded in 1994 and 1993.

          Net Income Per Share. The calculation of net income per common and common equivalent share is in accordance with the treasury stock method for the year ended December 31, 1994 and the modified treasury stock method for the years ended December 31, 1993 and 1992. The change in methods relates to the reductions in common stock equivalents due to the expiration of an outstanding warrant in 1993.

                                                                 (000's except per share amounts)
                                                                       Year Ended December 31,
                                                          ---------------------------------------------
                                                           1994               1993                1992
                                                          -------           -------             -------
Net income                                                $ 3,850           $ 4,744             $12,556
 Adjustments to net income:
  Investment income on assumed investment
   of excess proceeds from exercise of
    common stock equivalents                                   --               137                 325
  Elimination of interest upon assumed
    retirement of existing debt                                --                --                  68
                                                           ------           -------             -------
    Adjusted net income available for
     common shareholders                                   $3,850           $ 4,881             $12,949


Weighted average shares outstanding -
 Common shares outstanding at year end                      7,819             7,784               7,381
 Effect of using weighted average common
  and  common equivalent shares outstanding                    (6)              (88)               (119)
 Effect of shares issuable under stock
  option plans based on the treasury stock method              38               632                 610
 Effect of shares issuable under warrant
  based on the treasury stock method                           --             1,327               2,172
 Modified treasury stock, 20% repurchase
  limit                                                        --            (1,558)             (1,476)
                                                           ------           -------             -------
    Shares used in computing earnings
     per share                                              7,851             8,097               8,568
                                                           ------           -------             -------
Net income per common and common
 equivalent share, primary                                 $  .49           $   .60             $  1.51
                                                           ======           =======             =======

          There was no difference between the primary and fully diluted earnings per share calculations in 1994, 1993 and 1992.

          Stock Split. On May 28, 1992, the Board of Directors of the Company approved a 3-for-2 stock split, effective July 15, 1992. Retroactive effect has been given to the 3-for-2 stock split in shareholders' equity and in all share and per share data in the accompanying consolidated financial statements and notes thereto.

          Reclassification. Certain reclassifications have been made to prior year financial statements to conform to the fiscal 1994 presentation.

Note 2. Cash and Investment Securities

          Cash and investment securities at December 31, 1994 and 1993, were as follows (in thousands):

                                  1994     1993
                                 -------  ------
Cash                             $ 1,425  $ 2,286
Trading securities                 6,640    7,023
Securities held-to-maturity        5,341    9,639
Securities available-for-sale      1,703       --
                                 -------  -------
                                 $15,109  $18,948
                                 =======  =======

          Investments in trading securities consist principally of preferred stocks, which are held by a captive insurance company wholly-owned by the Company. The change in net unrealized holding loss on trading securities was $177,000 in 1994. Investments in securities available-for-sale consist of common stock of Perma-Fix, Inc. (see Note 10) which has an original cost value of $1,635,000, fair value of $1,703,000 and a gross unrealized holding gain of $68,000 at December 31, 1994. There were no sales of securities available-for-sale during 1994. Investments in securities held-to-maturity mature over various dates during 1995 and are reported at their amortized cost basis, all of which approximates fair value at December 31, 1994. Investments in securities held-to-maturity at December 31, 1994, and 1993 consisted of the following (in thousands):

                                    1994    1993
                                   ------  ------

U.S. Government securities         $5,140  $3,390
Certificates of deposit                43     973
Money market accounts and other       158   5,276
                                   ------  ------
                                   $5,341  $9,639
                                   ======  ======

          Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $13,175,000 and $13,632,000 at December 31, 1994 and 1993, respectively, have been classified as non-current assets as cash and investment securities, pledged. The pledged cash and investment securities represent collateral for the Company's closure/post closure obligations, performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois facility, compliance with Texas Natural Resource Conservation Commission requirements related to the Company's non-commercial use deepwell at the Company's Robstown, Texas, facility, closure costs for the Beatty, Nevada LLRW site, test borings at the proposed LLRW facilities in Nebraska and California, settlement with generators of waste at the Richland, Washington facility, and various performance bonds. Also, a portion of the pledged cash and investment securities at December 31, 1994 is pledged as collateral for closure costs relating to the two facilities acquired in 1994 (see Note 10). The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

Note 3. Property and Equipment

          Property and equipment at December 31, 1994 and 1993, was as follows (in thousands):

                                                                   1994       1993
                                                                 ---------  ---------

Land                                                             $  1,818   $    777
Cell development costs                                             10,172      9,442
Buildings and improvements                                          8,143      4,492
Decontamination and processing equipment                            4,281         --
Vehicles and other equipment                                       24,732     19,076
                                                                 --------   --------
                                                                   49,146     33,787
Less: Accumulated depletion, depreciation and amortization        (19,024)   (13,862)
                                                                 --------   --------
                                                                 $ 30,122   $ 19,925
                                                                 ========   ========

Note 4. Accrued Liabilities


          Accrued liabilities at December 31, 1994 and 1993 were as follows (in thousands):

                                      1994       1993
                                    --------   ---------
Waste processing and burial          $10,063     $   --
State disposal fees and taxes          1,384      2,672
Regulated rate settlements             1,331      2,399
Compensation costs                     1,541      1,623
Other                                  5,078      1,752
                                     -------     ------
                                     $19,397     $8,446
                                     =======     ======

Note 5. Deferred Site Maintenance

          Deferred site maintenance accruals at December 31, 1994 and 1993 were as follows (in thousands):

                                                             1994      1993
                                                           -------   --------
Accrued costs associated with open facilities              $10,108    $10,060
Accrued costs associated with closed facilities             12,082     18,121
                                                           -------    -------
Total                                                       22,190     28,181
Less: current portion                                       (3,524)    (6,128)
                                                           -------    -------
Deferred site maintenance, excluding current portion       $18,666    $22,053
                                                           =======    =======

          Accrued costs associated with open facilities principally relate to closure and post-closure for the permitted and developed portion of the Robstown, Texas facility, groundwater contamination remediation at the Robstown and Winona, Texas facilities, and to capping of active cells at the chemical waste disposal facilities in Robstown, Texas and Beatty, Nevada and the LLRW facility in Richland, Washington. The Company is in process of re-permitting the Robstown facility to include development of an additional portion of the site. The Company's current estimate of the Robstown site's closure and post-closure costs of approximately $4.9 million does not include the incremental closure and post-closure costs for this undeveloped portion of the site.

          The Company is in the process of addressing corrective action plans at the Robstown, Texas site. A 1978 analysis showed the presence of chemical contamination in the shallow, non-potable aquifer underlying the site. The Company operates a deep-injection well for the disposal of contaminated groundwater and leachate generated at the facility. The Company has recorded an accrual for the estimated costs of the groundwater remediation program based upon a compliance plan agreed to with the state's regulatory authority in 1992. Based on remediation results to date, the reduction in contamination levels outlined in the compliance plan are not being achieved. In 1993, the state's regulatory rules were amended to base clean-up requirements upon reasonable standards criteria. The Company believes that the standards upon which the costs are estimated should be reduced and has proposed an alternative plan to the State which could substantially mitigate future groundwater remediation costs. The Company is unable to predict the outcome of the state's response to the Company's proposal. If the Company's proposal is not accepted, significant costs may be required to remediate the site to the state's specifications in the current compliance plan.

          The Winona facility, acquired on December 31, 1994, has on-site, underground chemical contamination for which the facility has developed a corrective action plan and is in process of remediating. Groundwater is recovered and disposed of in the facility's deep-injection well. The estimated cost of the remediation of approximately $1.1 million was included in the Company's deferred site maintenance accruals at December 31, 1994.

          The State of Nevada and the State of Washington have responsibility for the costs of closure and post-closure care and maintenance of the respective Beatty, Nevada and Richland, Washington sites. The Company currently submits waste volume-based fees to state maintained funds. Such fees are periodically negotiated with, or established by, the states and are based upon engineering cost estimates provided by the Company and approved by the state. The estimated additional cell capping costs to be expensed over the remaining developed cell space at the Company's disposal facilities was approximately $803,000 at December 31, 1994.

          Accrued costs associated with closed facilities relate to remediation, closure and post-closure of the Sheffield, Illinois chemical facility, maintenance of the Sheffield LLRW facility, and agreed to and estimated settlements with potentially responsible parties for the remediation of the LLRW disposal facility at Maxey Flats, Kentucky.

          The Company is in the process of remediating the closed chemical waste disposal facility in Sheffield, Illinois under a final corrective measures implementation plan issued by the U.S. EPA in 1990 pursuant to the Remedial Investigation and Feasibility Study completed by the Company. The Company has submitted for approval a closure/post closure plan for the site to the Illinois EPA and to the U.S. EPA. The plan has not been approved by the agencies pending further implementation of the RI/FS. The estimated term of the closure plan combined with the required thirty years post-closure monitoring is forty years. Additionally, the Company is maintaining until 1998 a closed LLRW disposal facility adjacent to the closed chemical waste disposal facility pursuant to a May 25, 1988 Agreed Order with the State of Illinois. The estimated costs of the remediation and closure program, maintenance and post-closure monitoring of the Sheffield facilities with the expected timing of future payments at December 31, 1994 were as follows (in thousands):

1995                               $ 1,774
1996                                 2,233
1997                                 1,121
1998                                   847
1999                                   684
Thereafter                           7,296
                                   -------
Total estimated costs               13,955
Discount amount at 2.5%             (2,937)
                                   -------
Amount accrued, net of discount    $11,018
                                   =======

During 1994, the Company settled its litigation with the Commonwealth of Kentucky regarding cost recovery and contribution from the Commonwealth in connection with the closed Maxey Flats LLRW site of which the Company was named a potentially responsible party ("PRP"). This settlement resulted in the Company's receipt of $1,000,000 from the Commonwealth and a $500,000 indemnification by the Commonwealth for claims made by other PRP's against the Company. At December 31, 1994, the Company had settlement agreements or was negotiating settlement with three PRP's and had recorded a liability of approximately $1 million for such settlements. The Company recorded a receivable of $500,000 for indemnification due from the Commonwealth.

Note 6. Long Term Debt

     Long term debt at December 31, 1994 consisted of the following (in thousands):

                                         1994
                                       --------
Secured bank credit facility           $32,905
Acquisition note payable                   550
Capital lease obligations and other        888
                                       -------
34,343
Less: Current maturities                  (850)
                                       -------
Long term debt                         $33,493
                                       =======

          The secured bank credit facility, as amended, ("Credit Agreement") matures on January 31, 1996 and is comprised of a $30,000,000 term loan, a $5,000,000 revolving credit facility and $5,000,000 in standby letters of credit. Interest is payable quarterly and the interest rate is equal to either the base rate (the greater of the bank's prime rate or the federal funds rate plus .5%) plus a margin of 0% to .75%, or a Eurodollar rate plus a margin of 2% to 3%. The marginal rate increases are based on a debt coverage ratio. The Company's actual interest rate as of December 31, 1994 was approximately 8.7%. These rates are subject to increase by .25% to .75% and the bank may enforce financial and other restrictions on the Company if the Company is unable to refinance the facility by May 1, 1995. Commitment fees of .25% are payable on the unused portion of the revolving credit facility. The Credit Agreement includes maintenance of debt coverage and other financial covenants, which, among other things, could restrict payment of dividends, and is secured by substantially all of the Company's assets. Subsequent to December 31, 1994, the Company was not in compliance with a financial covenant requiring the maintenance of a specified amount of accounts receivable and obtained a waiver from the bank regarding such non-compliance. The Company subsequently requested that the required level of accounts receivable be adjusted to a lower amount and that certain financial covenants be adjusted to a level in which the Company would remain in compliance based on the Company's projected financial position through 1995. The bank approved this request on April 12, 1995. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event a material adverse effect is deemed by the bank to have occurred. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted. See "Capital Resources and Liquidity" elsewhere herein.

          The Company is in process of arranging for long-term refinancing for the credit facility and, if successful, anticipates the successful closing of a private placement debt offering in the second quarter of 1995. If the private debt placement is not successful, management will seek alternative financing which may include an equity offering or an offering combining debt and equity. Absent new financing in the anticipated timeframe, forbearance will be required from the Company's existing bank lender to meet obligations as they become due. There is no certainty that the refinancing will be obtained or that the Company's existing lender will provide such forbearance. Management believes that the Company will be able to remain in compliance with the terms of the Credit Agreement.

          The acquisition note payable matures on December 31, 1995 and represents a note payable to Mobley Environmental Services, Inc. ("Mobley"). This note was incurred as part of the acquisition of Gibraltar Chemical Resources, Inc. on December 31, 1994. This note is non-interest bearing and payment of the note is subject to set-off of any indemnification amounts owed by Mobley.

          At December 31, 1994, the Company had $4,466,995 of issued letters of credit outstanding, including $1,951,995 of letters of credit issued under the bank credit facility, of which the most significant relate to site operating permits for licenses and guarantees for site closure and post-closure required in obtaining operating permits for the disposal sites. The issued letters of credit are secured by cash and investment securities.

Note 7. Income Taxes

          Effective January 1, 1993, the Company prospectively adopted Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109").
The effect of the adoption was not material to the Company's financial position or results of operations. The Company previously accounted for income taxes under Statement of Financial Accounting Standards No. 96.

          The components of the income tax provision (benefit) were as follows (in thousands):

                                                      Year Ended December 31,
                                                      1994     1993     1992
                                                    -------   -------   -------
Current   -  Federal                                $(1,184)  $   192   $ 5,072
          -  State                                      (75)      364       923
                                                    -------   -------   -------
                                                     (1,259)      556     5,995
                                                    -------   -------   -------
Deferred  -  Federal                                  3,044     2,232    (2,843)
                                                    -------   -------   -------
                                                    $ 1,785   $ 2,788   $ 3,152
                                                    =======   =======   =======

          The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate:

                                                      Year Ended December 31,
                                                     1994      1993      1992
                                                    ------    ------    ------
Income tax - statutory rate                           34.0%     34.0%      34.0%
State income taxes, net of federal tax benefit         (.1)      3.1        3.9
Dividend income excluded from taxable income          (2.2)     (1.2)        --
Non-deductible goodwill amortization                   1.6        --         --
Utilization of net operating loss carryforward
 for financial reporting purposes                       --        --      (17.1)
Other, net                                            (1.6)      1.1        (.7)
                                                    ------    ------    ------
  Total                                               31.7%     37.0%      20.1%
                                                    ======    ======    ======

          The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):


                                                       January 1,      Deferred                         December 31,
                                                          1994         Provision      Acquisitions         1994
                                                       ----------      ---------      ------------      ------------
Deferred tax assets:
Environmental compliance and
 other site related costs,
 principally due to accruals for
 financial reporting purposes                          $    8,251      $  (2,953)     $        357      $      5,655
Net operating loss carryforward                             1,112             45             1,020             2,177
Other                                                         655          2,164               984             3,803
                                                       ----------      ---------      ------------      ------------
Total gross deferred tax assets                            10,018           (744)            2,361            11,635
Less valuation allowance                                   (3,256)            --            (2,010)           (5,266)
                                                       ----------      ---------      ------------      ------------
Net deferred tax assets                                     6,762           (744)              351             6,369
                                                       ----------      ---------      ------------      ------------
Deferred tax liabilities:
Site development costs                                       (789)           (85)               --              (874)
Depreciation and amortization                                (398)          (668)             (173)           (1,239)
Other                                                      (1,715)        (1,547)             (178)           (3,440)
                                                       ----------      ---------      ------------      ------------
Total gross deferred tax liabilities                       (2,902)        (2,300)             (351)           (5,553)
                                                       ----------      ---------      ------------      ------------
Net deferred tax assets                                $    3,860      $  (3,044)     $         --      $        816
                                                       ==========      =========      ============      ============

     The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs and for limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $6,271,000 at December 31, 1994, begins to expire in the year 2007 and its utilization is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the valuation allowance for which future recognized tax benefits will be allocated to reduce goodwill was approximately $2,754,000 at December 31, 1994.

     The Company is currently in process of negotiating a settlement for the audit of its 1991 federal income tax return by the Internal Revenue Service. Management believes the results of this settlement will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Note 8. Employee's Benefit Plans

     Retirement Plan. The Company has a defined contribution retirement plan covering substantially all of the Company's full-time employees after one full year of employment. The Company makes contributions to the plan equal to 5% of the participant's monthly compensation, as defined. The Company also makes an additional 5% contribution for employees who earn in excess of the prior year's FICA base compensation, as defined. The Company's contributions vest to the employees at 20% per year, beginning with the first full year of employment.

     401(k) Plan. The Company maintains a 401(k) plan for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The plan covers substantially all of the Company's employees. Participants may contribute between 1% and 10% of their compensation. The Company matches 55% of participant contributions up to 6% of an employee's compensation. The Company's matching contributions vest to the employee over a three year period.

     The Company's total contribution for both the retirement plan and 401(k) plan was $946,000, $783,000 and $610,000, for the years ended December 31, 1994, 1993, and 1992, respectively. The Company has no post-retirement or post-employment benefit plans.

Note 9. Stock Option Plans

     The Company presently maintains four stock option plans affording employees and outside directors of the Company the right to purchase shares of its common stock. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the fair market value of the shares when the option is granted, and no options may have a term longer than ten years. The following is a summary of the transactions under the plans:


                                                 1994        1993        1992
                                               --------    --------    --------
Under option:
Options outstanding, beginning of year          611,450     612,550     390,950
Granted                                         125,000     119,150     365,000
Exercised                                       (35,000)   (120,250)   (143,400)
Canceled                                         (9,500)         --          --
                                               --------    --------    --------
Options outstanding, end of year                691,950     611,450     612,550
                                               ========    ========    ========
Price range per share of outstanding options   $  2.79-    $  2.79-    $  2.79-
                                               $  14.75    $  14.75    $  14.75
                                               ========    ========    ========
Price range per share of options exercised     $  8.00-    $  2.79-    $  2.79-
                                               $   8.58    $   8.00    $   8.67
                                               ========    ========    ========
Options exercisable at end of year              521,660     401,300     413,050
                                               ========    ========    ========
Options available for future grant
 at end of year                                 310,900     226,400     345,550
                                               ========    ========    ========

Note 10. Acquisitions

          On September 19, 1994, the Company acquired the assets of Quadrex Recycle Center, ("Recycle Center"), a business segment of Quadrex Corporation ("Quadrex") that provides recycling, decontamination, volume reduction of radioactive waste and related equipment rental services to government, commercial and nuclear power industries. The purchase consideration was comprised of payments by the Company for assumed liabilities and working capital for the Recycle Center through the closing date, additional unpaid liabilities assumed as of the closing date, and direct acquisition costs, all of which total approximately $27,686,000. The purchase method of accounting has been used for this asset acquisition, therefore, the Recycle Center's results of operations are consolidated with the Company's since September 19, 1994. The excess of acquisition cost over fair value of net tangible assets of the Recycle Center of approximately $21,704,000 is to be amortized on a straight-line basis over a 25 year period. The acquisition cost has been reduced by the estimated fair value of 545,000 common shares of Perma-Fix, Inc. ("Perma-Fix") which Quadrex transferred to the Company effective September 30, 1994. The Company has the right to receive up to 355,000 additional common shares of Perma-Fix, Inc. from Quadrex pending certain regulatory approvals and approval of the bankruptcy court where Quadrex has filed its bankruptcy proceedings. The fair value of these additional shares will reduce the acquisition cost when received.

           At the date of acquisition, the Company recorded a liability for the waste processing and burial of waste on-site at the Recycle Center. The liability is based on management estimates of anticipated waste treatment methods and associated volume reductions. Should estimated volume reductions not be attainable, the costs for processing and burial could increase materially. Additionally, the Company has recorded receivables totaling $2,937,000 at December 31, 1994 for anticipated insurance claim settlements relating to a fire which damaged a processing building and related equipment at the Recycle Center in July 1994. The amount of proceeds from business interruption and other damage claims is subject to negotiations and final determination. See Note 11 for discussion of other material contingent liabilities related to the Recycle Center.

          On December 31, 1994, the Company acquired Gibraltar Chemical Resources, Inc. ("the Winona facility"), a wholly-owned subsidiary of Mobley. The Winona facility provides fuels blending, solvent recycling, and deepwell injection services to the hazardous and industrial waste disposal markets with a fixed base facility in Winona, Texas and collections and technical operations in El Paso, Texas and Laredo, Texas. The total acquisition cost of $10,628,000 included cash, a $550,000 note payable to Mobley, assumed liabilities, and direct acquisition costs. The excess of cost over fair market of net assets of the Winona facility of approximately $3,468,000 is to be amortized on a straight-line basis over a 25 year period. Since the acquisition was effective the last day of the year and since the purchase method of accounting has been used for this acquisition, no results of operations of the Winona facility were included in the Company's 1994 consolidated results.

          In allocating purchase price of acquisitions, the assets acquired and liabilities assumed have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment as subsequent revisions in estimates of fair value, if any, are necessary.

          The consolidated results of operations on an unaudited proforma basis as though the businesses acquired in 1994 and 1993 had been acquired on January 1, 1993 are as follows (in thousands, except per share amounts):

                        1994       1993
                      ---------  ---------
Revenues              $ 91,335   $ 96,357
Net loss              $(16,356)  $(19,170)
Net loss per share    $  (2.09)  $  (2.49)

          The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

Note 11. Commitments and Contingencies

          Richland, Washington Facility. In 1964, the Washington Department of Ecology ("WDOE") leased from the DOE a 1,000 acre portion of the Hanford Reservation. In 1965, the WDOE subleased 100 acres of that property to the Company for use as a LLRW disposal facility under the regulation of the Washington Department of Health pursuant to the Atomic Energy Act. In 1990 the DOE applied to the EPA for a permit under the RCRA and other laws and regulations to obtain the appropriate regulatory approvals needed to proceed with the environmental cleanup of the Hanford Reservation. In 1994, in a consent order among the EPA, DOE and WDOE, the EPA and DOE issued a corrective action permit that includes all of the land owned by the DOE at the Hanford Reservation, including that portion leased to WDOE, which includes the 100 acres subleased to the Company for its LLRW disposal facility. Thirteen trenches at the Company's LLRW disposal facility have been included in the final permit as solid waste management units which will require further investigation to determine whether releases of any hazardous wastes or constituents have occurred. Because portions of the Company's facility remains included in the final permit issued to the DOE, the Company is potentially subject to proposed permit conditions for site investigation and possible cleanup should any releases be discovered even though the Company is not a permittee and though it was not involved in the activities contributing to the

Hanford facility contamination that are the subject of the Hanford consent order. It is the Company's opinion that it has legal defenses to the inclusion of its Hanford site in the DOE permit and to any corrective action that may be proposed of the site pursuant to the DOE permit. The Company has appealed to the Environmental Hearing Board of the EPA the terms of the permit that apply to any of the Company's facilities. By agreement of all the parties, appeals have been stayed in order for the Company to negotiate a settlement with DOE and EPA to resolve corrective action concerns. If the Company is unsuccessful in the negotiation or the challenge to the permit, the cost of conducting the site investigation and any corrective action could be material.

          The Company was assessed a substantial property tax increase by the Benton County Assessor's Office and has filed suit challenging the property tax increase imposed by the Benton County Assessor on improvements at the Company's leased disposal facility on the Hanford Reservation. The County Treasurer issued tax statements based upon these assessments for payments covering the years 1989, 1990 and 1991, which totaled $1.7 million. The Company sued Benton County and the Assessor and Treasurer to enjoin them from collecting these taxes. The Benton County Superior Court issued an injunction in favor of the Company. The County appealed to the Court of Appeals. The Court of Appeals ruled in favor of the County and reversed the decision of the Benton County Superior Court by holding that the injunction should not have been issued pending the Company's pursuit of administrative remedies. The Company is appealing the Court of Appeal's decision to the Washington Supreme Court. Management believes that the County's assessments were improper and intends to vigorously defend this matter in the courts and through any appropriate administrative process, if necessary.

          Winona, Texas Facility. The Company purchased the stock of Gibraltar, since renamed American Ecology Environmental Services Corporation, from Mobley on December 31, 1994. The Company's stock purchase agreement with Mobley provides that Mobley will indemnify the Company, without limitation as to amount, for any damages or costs, including legal fees, associated with certain pre-closing liabilities, including the claims set forth hereunder. Pursuant to its stock purchase agreement with Mobley, the Company has also been named as an additional insured for pre-closing claims under Mobley's pollution liability insurance policy. The policy has a $10 million aggregate limit and a $5 million per loss limit.

          In 1992, a citizens group filed a petition with the TNRCC for revocation of the Winona facility's deepwell permits alleging that a geological fault exists in the vicinity of the Winona facility's deepwells and other alleged grounds. The EPA has previously concluded in its proceedings relating to the Winona facility's second injection well that no such fault exists. The Company believes the petition is without merit.

          A group called Mothers Organized to Stop Environmental Sins filed a lawsuit in 1994 against the Company in the United States Eastern District Court for the State of Texas alleging that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste that presents an imminent and substantial endangerment to health and the environment. The plaintiffs have requested that the facility be shut down and civil penalties imposed on the Company. The Company has filed an answer denying these allegations and a motion for summary judgment and believes the suit is without merit. The Company intends to vigorously defend this litigation. However, if the plaintiffs were to ultimately prevail on their claim and be awarded the remedies sought, such outcome could have a material adverse effect on the Company's consolidated financial position and results of operations.

          Four lawsuits, including one purported class action, were filed against Gibraltar, in 1992 and 1993 which were subsequently transferred to State District Court in Smith County, Texas, by certain persons in Winona, Texas. The suits assert various theories of liability including subsurface trespass, nuisance, and negligence for alleged air emissions. The suits also allege that the plaintiffs have experienced personal injuries, diminution in property values, and other economic losses which are alleged to have been caused by operation of the Winona facility. The plaintiffs assert various grounds for recovery, including allegations that their property has been used without their consent as a hazardous waste facility, and seek unspecified actual and punitive damages. The Company disputes the material allegations of the plaintiffs' suits and intends to vigorously defend this litigation. To date, the Company and Mobley have settled certain of the plaintiffs' claims in these actions for amounts that were not material and which were funded by the Mobley insurance policy referred to above.

          Compact Related Disputes. The Company is involved in numerous challenges and legal proceedings in connection with its siting efforts for LLRW facilities for the Southwest Compact and Central Interstate Compact. For a description of these proceedings, see "Business - Low-Level Radioactive Waste Services - Disposal Services - Ward Valley, California Facility" and "-Butte, Nebraska Facility".

          The Company has received invoices from the Southeast Compact Commission for approximately $1.5 million and a notice that an additional $1.5 million will be invoiced in the aggregate in the second and third quarter of 1995. The invoices relate to an access fee for the Barnwell, South Carolina LLRW disposal facility in the Southeast Compact utilized by Quadrex. The fee for each generator is calculated pursuant to a Commission formula which is based on the historical amount of LLRW shipped to the Barnwell facility by such generator. The Company believes that it did not assume such access fees liabilities relating to pre-acquisition volumes of Quadrex in its asset acquisition of the Recycle Center and that the Company has legitimate defenses to this claim. The Company appealed the Commission's invoices and in February 1995 at an appeal hearing, the Commission again concluded that the full access fees were payable by the Company. As a result of the fee dispute, on March 29, 1995, the Southeast Compact Commission directed the Department of Health and Environmental Control of the State of South Carolina to deny the Company access to the Barnwell, South Carolina LLRW disposal facility. The Company has appealed the Commission's action to the Department under South Carolina law. As of the date of this report, the Department has not denied the Company access to the Barnwell facility. While the Company continues to discuss alternate resolutions of this dispute with the Commission, the Company believes it has no material liability in connection with this matter and intends to vigorously defend any material assessment or attempt to deny access to the Barnwell facility.

          Other Litigation. The City of San Antonio (the "City") filed suit against several parties related to environmental issues in connection with the acquisition, development and construction of a bus transit station and multi-purpose stadium and sports complex, commonly known as the Alamodome. The City has named as the defendants: the former owner of the property, various consultants involved in the project, the project manager, and a subsidiary of the Company which served as the construction contractor for the project. The City has alleged several theories of recovery, including breach of contract, negligent misrepresentation and gross negligence. The City alleges its consultants failed to advise the City that the selected site was contaminated, thereby breaching their contracts and committing torts. The City alleges further that following the discovery of actual or potential environmental problems, the City's consultants and project manager failed to act properly in handling allegedly contaminated soil and groundwater. The City has also alleged that construction of the landfill did not conform to contract requirements. The City has decided to exhume the onsite landfill and dispose of it at another location. Minimal discovery has been taken. The Company does not believe that the claims against its subsidiary are meritorious and intends to vigorously defend against such claims. Furthermore, the Company intends to pursue a counterclaim to recover sums related to its construction of the on-site landfill.

          In November 1994, the Company was named as a defendant in a purported class action lawsuit by former employees of Quadrex that relates to unpaid medical benefits and an underfunded pension plan of Quadrex. Based on information available to it, the Company believes that the aggregate amount of these claims are less than $1 million. The Company purchased the assets of the Quadrex Recycle Center from Quadrex on September 19, 1994. However, the asserted claims in the purported class action were specifically excluded by the purchase agreement pursuant to which the Company purchased the assets of the Quadrex Recycle Center. Some of the former Quadrex employees on whose behalf the suit was brought are now employees of the Company. The Company does not believe it has any liability in this matter and intends to contest the matter vigorously. The Company's purchase agreement with Quadrex provides that Quadrex will indemnify the Company for any damages or costs, including legal fees, associated with a claim of this sort. However, because Quadrex filed for bankruptcy protection in February 1995, it is very likely that the Company will not realize the benefits of such indemnification.

          The Company has received a notice from an individual purporting to own debt secured by certain real property in Midlothian, Texas. The individual alleges that a predecessor of the Company's subsidiary, Texas Ecologists, caused environmental contamination of the property in the early 1970's. The Company believes it has no liability in connection with the matter and intends to contest the matter vigorously. In connection with its investigation of the matter, the Company also conducted its own assessment of the property with an independent environmental consultant and concluded that any contamination on the property falls below material levels.

          Other Matters. In 1990, the Company was sued by certain landowners owning property adjacent to the Company's Robstown, Texas disposal facility. The landowners have alleged that there has been migration of pollutants through groundwater which has contaminated water resources on their respective property. These landowners have alleged theories including nuisance per se, negligence and trespass. The Company's investigation has found no migration of pollutants onto the adjacent landowners' properties and the Company intends to contest this matter vigorously.

          In 1992, the Company received notice from the EPA alleging that the Company had violated financial assurance and liability insurance requirements at the closed Sheffield, Illinois hazardous waste disposal site formerly operated by the Company. The EPA is seeking a penalty of approximately $1 million and ordering compliance. Both the EPA and the Company have filed cross-motions for an accelerated decision by the administrative law judge regarding the issue of liability. Though the ultimate outcome of this matter is uncertain, the Company believes these insurance requirements are not applicable to this closed site and intends to vigorously contest this matter.

          In April 1995, management of the Company became aware that the Company had held hazardous waste containers at certain of its transportation terminals for periods greater than the 10-day temporary storage periods permitted by TNRCC regulations. The Company has reported the matter to the TNRCC. The Company has also put in place procedures to safeguard against future violations of this type and, upon completion of its review of the matter, may put in place additional safeguard procedures if so warranted. While the Company believes the steps that it has taken are appropriate and responsive, it is possible that the TNRCC may seek to impose a fine on the Company in connection with the matter. The Company is not in a position to assess the amount of such a fine. However, a fine of sufficient magnitude could have a material adverse effect upon the consolidated financial position of the Company.

          In addition to the above-described litigation and the litigation related to the Southwestern and Central Interstate compacts referred to in Note 1, the Company and its subsidiaries are involved in various other administrative matters of litigation, including personal injury and other civil actions, as well as other claims, disputes and assessments that could result in additional litigation or other proceedings. The Company and its subsidiaries are also involved in various other environmental matters or proceedings, including permit application proceedings in connection with the establishment, operation, closure and post-closure activities of certain sites, as well as other matters or claims that could result in additional environmental proceedings.

          Financial Assurance and Insurance. Under RCRA, the Company is required to develop closure and post-closure plans for each of its chemical waste disposal sites. In conjunction with these plans, the Company must prepare closure and post-closure cost estimates and give financial assurance that the planned actions will be completed. Financial assurance must be given by either funding a trust, posting a bond, providing a letter of credit, providing a certificate of insurance, or if the operator meets certain financial tests, giving a corporate guarantee. The Company currently covers these requirements by pledging letters of credit, providing certificates of insurance and by corporate guarantee. Cash and investment securities have been pledged as collateral for these instruments (See Note 2.). The Company could be required to fund additional monies for financial assurance if the Company was to fail to meet certain financial tests under existing corporate guarantees, or if a regulatory entity requires additional funding.

          RCRA regulations require the Company to carry environmental impairment insurance against sudden and accidental occurrences, as well as against non-sudden occurrences such as subsurface migration. While the Company's current level of coverage meets the requirements (except for the Sheffield chemical site), there is no assurance that insurance carriers will continue to provide such coverage to operators, or that such coverage will be obtainable in future years.

          While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of the matters discussed in
Note 11 will not have a materially adverse effect upon the consolidated financial position of the Company. See Item 3 "Legal Proceedings" elsewhere herein.

          Lease Commitments. The Company leases substantial portions of its office and other facilities under various lease agreements. Future minimum lease commitments under noncancellable operating leases as of December 31, 1994, were as follows (in thousands):


1995                      $  915
1996                         840
1997                         820
1998                         770
1999                         726
Thereafter                 2,413
                          ------
Total minimum payments    $6,484
                          ======

       Rental expense, which also includes month-to-month equipment rentals, was $2,307,000, $1,848,000, and $1,186,000, for the years ended December 31, 1994,
1993, and 1992, respectively.

Note 12. Stockholder Rights Plan

       During December 1993, the Company adopted a Stockholder Rights Plan (the "Plan"). Pursuant to the Plan each outstanding share of the Company's Common Stock on December 17, 1993, received one Right as a dividend that becomes exercisable upon certain triggering events. On March 29, 1995, the Company terminated the Plan and authorized the redemption of all outstanding Rights issued under the Plan. The redemption price is $.01 per Right and is payable on April 15, 1995 to stockholders of record on April 10, 1995.

Note 13. Fair Value of Financial Instruments

       Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. This statement requires disclosure of fair market value information for financial instruments. The book values of investment securities, excluding investments in common and preferred stocks, receivables, accounts payable and financial instruments included in other assets and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments. Investments in common and preferred stocks are stated at fair market values. The quoted market price was used to determine the fair market value of the investment in common stock and estimated market values were used to determine the fair market value of the investments in preferred stocks. The carrying value of long-term debt approximates fair value principally because of the variable interest rates terms set forth in the bank credit facility agreement.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

          Items 10, 11, 12 and 13 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

           1. Financial statements and reports of Arthur Andersen LLP
                Reports of Independent Auditors
                Consolidated Balance Sheets - December 31, 1994 and 1993 Consolidated Statements of Operations for the years ended
                 December 31, 1994,1993, 1992
                Consolidated Statements of Shareholders, Equity for the years ended December 31, 1994, 1993 and 1992
                Consolidated Statements of Cash Flows for the years ended
                  December 31, 1994, 1993, and 1992
                Notes to Consolidated Financial Statements

           2. Financial statement schedules
                Report of Independent Public Accountants
                Schedule II - Valuation Accounts and Reserves

                Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.


           3. Exhibits


EXHIBIT                 DESCRIPTION                                                           INCORPORATED BY REFERENCE
  NO.                                                                                         FROM REGISTRANT'S
- -----------------------------------------------------------------------------------------------------------------------------
    3.1  Restated Certificate of Incorporation, as amended                                    1989 Form 10-K
- -----------------------------------------------------------------------------------------------------------------------------
    3.2  Certificate of Amendment to Restated Certificate of Incorporation dated June 4,      Form S-4 dated 12-24-92
         1992
- -----------------------------------------------------------------------------------------------------------------------------
    3.3  Amended and Restated Bylaws dated February 28, 1995
- -----------------------------------------------------------------------------------------------------------------------------
   10.1  Sublease dated February 26, 1976, between the State of Washington, the United        Form 10 filed 3-8-84
         States Dept. of Commerce and Economic Development, and Nuclear Engineering
         Company with Amendments dated January 11, 1980, and January 14, 1982.
- -----------------------------------------------------------------------------------------------------------------------------
   10.2  Lease dated May 1, 1977 ("Nevada Lease"), between the State of Nevada, Dept.         Form 10 filed 3-8-84
         of Human Resources and Nuclear Engineering Company, with Addendum thereto, dated December 7, 1982
- -----------------------------------------------------------------------------------------------------------------------------
   10.3  Addendum to Nevada Lease dated March 28, 1988                                        1989 Form 10-K
- -----------------------------------------------------------------------------------------------------------------------------
   10.4  Nevada State Health Division, Radioactive Material License issued to                 1989 Form 10-K
         US Ecology, Inc. dated December 29, 1989
- -----------------------------------------------------------------------------------------------------------------------------
   10.5  Administrative Order by Consent between the United States Environmental              1985 Form 10-K
         Protection Agency and US Ecology, Inc. ("USE") dated September 30, 1985
- -----------------------------------------------------------------------------------------------------------------------------
   10.6  State of Washington Radioactive Materials License issued to US Ecology, Inc.         1986 Form 10-K
         dated January 21, 1987
- -----------------------------------------------------------------------------------------------------------------------------
   10.7  American Ecology Corporation 1986 Stock Option Plan   *                              Form S-8 filed 1-30-87
- -----------------------------------------------------------------------------------------------------------------------------
   10.8  Termination Agreement between the Commonwealth of Kentucky and Nuclear               1986 Form 10-K
         Engineering Co., Inc. as related to the operation of the Maxey Flats Low-Level
         Waste Disposal Facility
- -----------------------------------------------------------------------------------------------------------------------------

EXHIBIT                 DESCRIPTION                                                           INCORPORATED BY REFERENCE
  NO.                                                                                         FROM REGISTRANT'S
- -----------------------------------------------------------------------------------------------------------------------------
   10.9  Administrative Order by Consent between the United States Environmental              2nd Quarter 1987 10-Q
         Protection Agency and the consenting members of the Maxey Flats Steering
         Committee signed by US Ecology May 28, 1987
- -----------------------------------------------------------------------------------------------------------------------------
  10.10  Maxey Flats Steering Committee Participation Agreement dated May 29, 1987            2nd Quarter 1987 10-Q
- -----------------------------------------------------------------------------------------------------------------------------
  10.11  Agreement between The Central Interstate Low-Level Radioactive Waste                 2nd Quarter 1988 10-Q
         Compact Commission and US Ecology. Inc. for the development of a facility for the disposal of low-level radioactive waste dated January 28, 1988 ("Central
         Interstate Compact Agreement")
- -----------------------------------------------------------------------------------------------------------------------------
  10.12  Amendment to Central Interstate Compact Agreement dated May 1, 1990
- -----------------------------------------------------------------------------------------------------------------------------
  10.13  Second Amendment to Central Interstate Compact Agreement dated June 24,
         1991
- -----------------------------------------------------------------------------------------------------------------------------
  10.14  Third Amendment to Central Interstate Compact Agreement dated July 1, 1994
- -----------------------------------------------------------------------------------------------------------------------------
  10.15  Settlement Agreement dated May 25, 1988 among the Illinois Department of             Form 8-K dated 6-7-88
         Nuclear Safety, US Ecology, Inc. and American Ecology Corporation of a
         December 1978 action related to the closure, care and maintenance of the
         Sheffield, Illinois LLRW disposal site
- -----------------------------------------------------------------------------------------------------------------------------
  10.16  Nevada Division of Environmental Protection Permit for Hazardous Waste               1988 Form 10-K
         Treatment, Storage and Disposal (Part B) issued to US Ecology, Inc. dated
         June 24, 1988
- -----------------------------------------------------------------------------------------------------------------------------
  10.17  Texas Water Commission Permit for Industrial Solid Waste Management Site             1988 Form 10-K
         (Part B) issued to Texas Ecologists, Inc. dated December 5, 1988
- -----------------------------------------------------------------------------------------------------------------------------
  10.18  Memorandum of Understanding between American Ecology Corporation and the             1989 Form 10-K
         State of California dated August 15, 1988
- -----------------------------------------------------------------------------------------------------------------------------
  10.19  United States Environmental Protection Agency approval to dispose of non-liquid      1989 Form 10-K
         polychlorinated biphenyl (PCB) wastes at the Beatty, Nevada chemical waste disposal facility
- -----------------------------------------------------------------------------------------------------------------------------
  10.20  Employment Agreement between American Ecology Corporation and C. Clifford            1993 Form 10-K
         Wright, Jr. dated April 1, 1994   *
- -----------------------------------------------------------------------------------------------------------------------------
  10.21  Employment Agreement between American Ecology Corporation and William P.             1993 Form 10-K
         McCaughey dated April 1, 1994   *
- -----------------------------------------------------------------------------------------------------------------------------
  10.22  Employment Agreement between American Ecology Corporation and Stephen W.             1993 Form 10-K
         Travers dated April 1, 1994    *
- -----------------------------------------------------------------------------------------------------------------------------
  10.23  Employment Agreement between American Ecology Corporation and Harry O.               1993 Form 10-K
         Nicodemus, IV dated April 1, 1994   *
- -----------------------------------------------------------------------------------------------------------------------------
  10.24  Employment Agreement between American Ecology Corporation and Ronald K.              1993 Form 10-K
         Gaynor dated April 1, 1994   *
- -----------------------------------------------------------------------------------------------------------------------------
  10.25  American Ecology Corporation Amended and Restated 1988 Stock Option Plan  *          Form S-8 filed 12-16-92
- -----------------------------------------------------------------------------------------------------------------------------
  10.26  Amended and Restated American Ecology Corporation 1992 Stock Option Plan  *          Proxy Statement dated 4-26-94
- -----------------------------------------------------------------------------------------------------------------------------
  10.27  Amended and Restated American Ecology Corporation 1992 Outside Director              Proxy Statement dated 4-26-94
         Stock Option Plan   *
- -----------------------------------------------------------------------------------------------------------------------------
  10.28  American Ecology Corporation 401 (k) Savings Plan   *
- -----------------------------------------------------------------------------------------------------------------------------
  10.29  American Ecology Corporation Retirement Plan   *
- -----------------------------------------------------------------------------------------------------------------------------
  10.30  Credit Agreement between American Ecology Corporation, its subsidiaries and
         Texas Commerce Bank National Association dated December 1, 1994
- -----------------------------------------------------------------------------------------------------------------------------


EXHIBIT                 DESCRIPTION                                                           INCORPORATED BY REFERENCE
  NO.                                                                                         FROM REGISTRANT'S
- -----------------------------------------------------------------------------------------------------------------------------
  10.31  Security Agreement dated as of December 1, 1994 by American Ecology
         Corporation in favor of Texas Commerce Bank, National Association
- -----------------------------------------------------------------------------------------------------------------------------
  10.32  Security Agreement by subsidiaries of American Ecology Corporation dated as of
         December 1, 1994 in favor of Texas Commerce Bank, National Association
- -----------------------------------------------------------------------------------------------------------------------------
  10.33  Lease Agreement between American Ecology Corporation and VPM 1988-1, Ltd.            Form S-4 filed 12-24-92
         dated October 14, 1992
- -----------------------------------------------------------------------------------------------------------------------------
  10.34  Rights Agreement dated as of December 7, 1993 between American Ecology               Form 8-K dated 12-7-93
         Corporation and Chemical Shareholders Services Group, Inc., as Rights Agent
- -----------------------------------------------------------------------------------------------------------------------------
  10.35  Agreement and Plan of Merger by and between American Ecology Corporation             Form S-4 dated 12-24-92
         and Waste Processor Industries, Inc.
- -----------------------------------------------------------------------------------------------------------------------------
  10.36  Settlement Agreement dated September 24, 1993 by US Ecology, Inc., the State         1993 Form 10-K
         of Nevada, the Nevada State Environmental Commission, and the Nevada Dept.
         of Human Resources
- -----------------------------------------------------------------------------------------------------------------------------
  10.37  Settlement Agreement dated as of January 19, 1994 by and among US Ecology,           1993 Form 10-K
         Inc., Staff of the Washington Utilities and Transportation Commission, Precision
         Castparts Corp., Teledyne Wah Chang, Portland General Electric Company, the
         Washington Public Power Supply System and Public Service Company of
         Colorado.
- -----------------------------------------------------------------------------------------------------------------------------
  10.38  Agreement dated January 28, 1994 between American Ecology Corporation,               Form 8-K dated 2-3-94
         Edward F. Heil, Edward F. Heil as trustee for Edward F. Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement #2, Thomas W. McNamara and
         Thomas W. McNamara as a trustee of the Jenner & Block Profit Sharing Trust
         No. 082.
- -----------------------------------------------------------------------------------------------------------------------------
  10.39  Agreement of Purchase and Sale dated as of April 7, 1994 by and among                1st Quarter 1994 Form 10-Q,
         American Ecology Corporation, American Ecology Recycle Center, Inc.,                 Schedule 13D dated 9-27-94
         Quadrex Environmental Company and Quadrex Corporation, as amended by
         Amendments dated June 14, 1994 and August 22, 1994.
- -----------------------------------------------------------------------------------------------------------------------------
  10.40  Stock Purchase Agreement dated as of May 10, 1994 by and between American            1st Quarter 1994 Form 10-Q, 3rd
         Ecology Corporation and Mobley Environmental Services, Inc., as amended by           Quarter 1994 Form 10-Q
         Amendment dated September 21, 1994.
- ------------------------------------------------------------------------------------------------------------------------------
   11.1  Statement Re:  Computation of Per Share Earnings
- ------------------------------------------------------------------------------------------------------------------------------
     21  List of Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------
     23  Consent of Arthur Andersen LLP
- ------------------------------------------------------------------------------------------------------------------------------
     27  Financial Data Schedule
- ------------------------------------------------------------------------------------------------------------------------------

* Management contract or compensatory plan.

      (B) REPORTS ON FORM 8-K

          A Form 8-K reporting the closing of the acquisition of the Recycle Center was filed on October 4, 1994. Amendment No. 1 to that Form 8-K with historical and pro-forma financial information on the Recycle Center was filed on December 5, 1994.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders
of American Ecology Corporation


          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of American Ecology Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated April 13, 1995, included in this Form 10-K. Reference is made to said report in which the opinion contains an emphasis of a matter paragraph with respect to the maturity of the Company's Credit Agreement in January 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The following
Schedule II for American Ecology Corporation and subsidiaries is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein, as it relates to the three years ended December 31, 1994, in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Houston, Texas
April 13, 1995

                                  SCHEDULE II

                         AMERICAN ECOLOGY CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 ($ IN 000'S)



                                 Balance at   Addition     Additions
                                  Beginning  of Acquired  Charged to                Balance at
                                   of Year    Companies    Expense    Write-offs   End of Year
                                  ---------  -----------  ----------  -----------  -----------
Reserve for Doubtful Accounts:

               1994                    $977         $984        $313       $(525)       $1,749
               1993                    $514         $457        $500       $(494)       $  977
               1992                    $337         $ --        $489       $(312)       $  514



The notes to consolidated financial statements are an integral part of this schedule.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN ECOLOGY CORPORATION



Dated: April 13, 1995
                                        By: /s/ Jack K. Lemley
                                            ------------------------
                                            Jack K. Lemley
                                            Chief Executive Officer, President
                                            and Chief Operating Officer

SIGNATURE                           TITLE                                   DATE
- ---------                           -----                                   ----
/s/ Jack K. Lemley                  Chief Executive Officer, President,     April 13, 1995
- -----------------------------       Chief Operating Officer and Director
JACK K. LEMLEY

/s/ C. Clifford Wright, Jr.         Vice President and                      April 13, 1995
- -------------------------------     Chief Financial Officer
C. CLIFFORD WRIGHT, JR.

/s/ Harry O. Nicodemus, IV          Vice President and                      April 13, 1995
- ---------------------------         Chief  Accounting Officer
HARRY O. NICODEMUS, IV

/s/ Jack J. Agresti                 Director                                April 13, 1995
- ----------------------------------
JACK J. AGRESTI

/s/ George L. Ball                  Director                               April 13, 1995
- -----------------------------
GEORGE L. BALL

/s/ John H. Harris, Jr.             Director                               April 13, 1995
- ------------------------------
JOHN H. HARRIS, JR.

/s/ Edward F. Heil                  Director                               April 13, 1995
- -----------------------------
EDWARD F. HEIL


SIGNATURE                           TITLE                                   DATE
- ---------                           -----                                   ----
/s/ John T. Lurcott                 Director                                April 13, 1995
- -----------------------------
JOHN T. LURCOTT

/s/ Harry J. Phillips, Jr.          Chairman of the Board                   April 13, 1995
- ------------------------------
HARRY J. PHILLIPS, JR.

/s/ Paul F. Schutt                  Director                                April 13, 1995
- -----------------------------
PAUL F. SCHUTT

/s/ John J. Scoville                Director                                April 13, 1995
- ------------------------------
JOHN J. SCOVILLE

                                       54