Form 10-Q
period 1995-03-31
AMERICAN ECOLOGY CORP
filed 1995-05-15
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly Period Ended March 31, 1995


                                       OR


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


            For the transition period from            to
                                           ----------    ----------


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  95-3889638
- ----------------------------------------      ---------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)


           5333 Westheimer
             Suite 1000
          HOUSTON, TEXAS                                   77056-5407
- ----------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)



                                (713) 624-1900
              ---------------------------------------------------
              (Registrants telephone number, including area code)


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES    X     NO
                                        -------     --------


  At April 30, 1995 Registrant had outstanding 7,818,828 shares of its Common
                                     Stock.

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                       March 31,   December 31,
                                                          1995         1994
                                                       ----------  ------------
ASSETS

Current assets:
 Cash and cash equivalents                              $     --       $    231
 Investment securities                                     1,158          1,703
 Receivables, net of allowance for doubtful accounts
   of $1,372, and $1,749 respectively                     27,462         32,019
 Deferred income taxes                                        --            991
 Prepayments and other                                     3,270          2,854
                                                        --------       --------
   Total current assets                                   31,890         37,798

Cash and investment securities, pledged                   12,962         13,175
Property and equipment, net                               30,075         30,122
Deferred site development costs                           42,755         41,239
Intangible assets relating to acquired businesses, net    31,142         31,313
Deferred income taxes                                        815             --
Other assets                                               1,790          1,792
                                                        --------       --------
                                                        $151,429       $155,439
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                      $ 33,847       $    850
 Accounts payable                                         14,648         12,464
 Accrued liabilities                                      16,139         19,397
 Deferred site maintenance, current portion                3,544          3,524
                                                        --------       --------
   Total current liabilities                              68,178         36,235

Long term debt, excluding current portion                    516         33,493
Deferred site maintenance, excluding current portion      18,177         18,666

Commitments and contingencies

Shareholders' equity:
 Convertible preferred stock, $.01 par value,
   1,000,000 shares authorized, none issued                   --             --
 Common stock, $.01 par value, 20,000,000
   shares authorized, 7,818,828 shares issued
   and outstanding                                            78             78
 Additional paid-in capital                               41,837         41,837
 Unrealized gain (loss) on securities available for sale    (352)            43
 Retained earnings                                        22,995         25,087
                                                        --------       --------
   Total shareholders' equity                             64,558         67,045
                                                        --------       --------
                                                        $151,429       $155,439
                                                        ========       ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)


                                                      Three Months Ended
                                                          March 31,
                                                     --------------------
                                                       1995       1994
                                                     ---------  ---------

Revenues                                              $20,028    $14,334
Operating costs                                        18,972     12,070
                                                      -------    -------

Gross profit                                            1,056      2,264
Selling, general and administrative expenses            3,753      2,408
                                                      -------    -------

Loss from operations                                   (2,697)      (144)
Investment income                                        (134)      (221)
                                                      -------    -------

Income (loss) before income taxes                      (2,563)        77
Income tax provision (benefit)                           (666)        28
                                                      -------    -------

Net income (loss)                                     $(1,897)   $    49
                                                      =======    =======

Net income (loss) per share, primary                  $  (.24)   $   .01
                                                      =======    =======

Dividends paid per common share                       $  .025    $  .025
                                                      =======    =======

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      1995            1994
                                                 ---------------  -------------
Cash flows from operating activities:
 Net income (loss)                                    $(1,897)       $    49
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                        2,081          1,281
   Deferred income tax provision                          728             85
   Gain on sale of assets                                 (41)           (24)
 Changes in assets and liabilities
   Receivables                                          4,707          4,390
   Investment securities classified as trading             86             --
   Other assets                                          (430)            30
   Other liabilities                                   (1,769)        (7,532)
   Deferred site maintenance                             (469)          (458)
                                                      -------        -------
    Total adjustments                                   4,893         (2,228)
                                                      -------        -------

Net cash provided by (used in) operating activities     2,996         (2,179)
                                                      -------        -------

Cash flows from investing activities:
  Capital expenditures                                 (1,717)          (953)
  Site development costs                               (1,516)          (980)
  Proceeds from sale of assets                             54             92
  Transfers from cash and investment securities,
   pledged                                                127          2,498
                                                      -------        -------
Net cash provided by (used in) for investing
 activities                                            (3,052)           657
                                                      -------        -------

Cash flows from financing activities:
  Proceeds from issuances of indebtedness               8,070             --
  Repayments of indebtedness                           (8,050)            --
  Proceeds from common stock issuances                     --            299
  Payment of cash dividends                              (195)          (195)
                                                      -------        -------
Net cash provided by (used in) financing activities      (175)           104
                                                      -------        -------

Decrease in cash and cash equivalents                    (231)        (1,418)
Cash and cash equivalents at beginning of period          231          4,416
                                                      -------        -------
Cash and cash equivalents at end of period            $    --        $ 2,998
                                                      =======        =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized              $    --        $    --
    Income taxes                                           48             11


See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior period financial statements to conform to the current period presentation.

NOTE 2.  NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common and common equivalent share is in accordance with the treasury stock method for the three months ended March 31, 1995 and 1994, respectively.


                                               (000's except per share amounts)
                                                      Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                 1995                    1994
                                               --------                --------
Net income (loss)                              $ (1,897)               $     49
                                               ========                ========

Weighted average shares outstanding:
 Common shares outstanding at end of period       7,819                   7,819
 Effect of using weighted average common
   and common equivalent shares outstanding          --                     (24)
 Effect of shares issuable under stock option
   plans based on the treasury stock method          --                      20
                                               --------                --------

   Shares used in computing earnings (loss)
    per share                                     7,819                   7,815
                                               ========                 =======

Net income (loss) per common equivalent share  $   (.24)                $   .01
                                               ========                 =======

NOTE 3.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. While the potential impact of the new standard cannot be fully assessed at this time, the Company believes that the adoption of this statement could result in a substantial charge to operating earnings and a corresponding writedown of goodwill. See Note 5. The Company must adopt the new statement no later than the quarter ending March 31, 1996.

NOTE 4.  DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and
capitalized by the Company.   As of March 31, 1995, the Company had deferred
$36,425,000 of pre-operational facility development costs of which $1,435,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, excluding capitalized interest, to be included as a component in the rate-base as well as their associated costs of capital.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the Central Interstate LLRW Compact. As of March 31, 1995, the Company has contributed and capitalized approximately $6,330,000, of which $239,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. All unreimbursed costs and fees relating to the Butte facility have been deferred and are also expected to be realized from the revenue of the LLRW site when operational.

The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings. At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained, and whether the validity of the Ward Valley facility's license will be upheld on judicial review. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized.

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects and will continue to do so while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the three month periods ended March 31, 1995 and 1994 was $705,000 and $0, respectively.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized using the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. On an ongoing basis, the Company measures realizability of goodwill by the ability of the acquired business to generate expected future cash flows in excess of the carrying amount of goodwill. If realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill. The Company is in process of measuring the realizability of goodwill related to the Recycle Center acquired in the third quarter of 1994 due to an accumulation of costs significantly in excess of the amount of acquisition costs originally expected and due to subsequent operating losses. Additionally, the Company is assessing the goodwill associated with the purchase of Waste Processor Industries, Inc. ("WPI") in March 1993 due to continued operating losses and the discontinuation of certain transportation and remediation operations during 1995. Any resulting adjustments made to reduce the carrying amounts of goodwill are expected to be recognized during the second quarter of 1995 and could have a material adverse effect on the Company's results of operations and financial position.

NOTE 6.  CREDIT AGREEMENT

The Company's secured bank credit facility ("Credit Agreement") matures January 31, 1996, and since the Company has been unsuccessful to date in obtaining refinancing for the Credit Agreement, the $33,000,000 of debt outstanding at March 31, 1995 is classified as current portion of long-term debt. The Company will not be able to generate sufficient cash flows from operations to pay-off this obligation by January 1996.

Although the Company is currently in compliance with the financial covenants contained in the Credit Agreement, current projections of operating results and cash flows indicate that it is likely that the Company will not be able to comply with certain covenants regarding financial ratios as of the end of the
second quarter of 1995.   The Company will require forbearance from its bank
lender to meet working capital and debt obligations as they become due and may enter into a workout agreement with the bank which would likely change the Credit Agreement to a reducing, non-revolving line of credit loan, extend the maturity date, and possibly require liquidating certain of the Company's assets. While the Company is working closely with its bank lender on these matters, there is no assurance that the bank will provide such forbearance, agree to a workout arrangement, or refrain from exercising agreed to recourse upon the Company's noncompliance with the Credit Agreement. Such recourse, if any, could have a material adverse effect on the Company's results of operations and financial position. The Company's financial statements as of March 31, 1995 do not contain any adjustments that might result from the outcome of the aforementioned uncertainties.

See Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 11 to the financial statements included in the Company's 1994 Annual Report on Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1995, the Company generated cash flows from operations of $2,996,000. The Company invested $1,717,000 in capital expenditures and $1,516,000 in site development costs for the Ward Valley facility of which $705,000 was capitalized interest.

As of March 31, 1995 the Company had a working capital deficit of $36,288,000 due principally to the current liability classification of the Company's $33,000,000 of indebtedness under its secured bank credit facility ("Credit Agreement") which is scheduled to mature on January 31, 1996. The Company will not be able to generate sufficient cash flow from operations to fund this obligation at the maturity date. During late 1994 and the first quarter of 1995, the Company was offering a private placement of taxable debt securities in order to refinance the Credit Agreement. During this same time period, the Company was also offering debt through a private placement of long-term tax-exempt debt securities for refinancing the purchase of the Recycle Center. However, due to the current financial marketplace and the credit risks associated with the Company's site development projects in Ward Valley, California and Butte, Nebraska and other financial risk factors including the financial performance of the Company, management of the Company currently believes that the success of such refinancings are remote until the transfer of land for the Ward Valley project occurs or the bank lender provides letter of credit support for the tax-exempt offering. The Company is exploring other means of raising capital and has taken significant measures to reduce costs in an effort to improve liquidity and operating results. Such measures include personnel reductions at the corporate office including certain members of senior management, sales personnel in the Gulf Coast Region, operating and administrative personnel at the Winona facility acquired on December 31, 1994, and personnel at certain operating sites and sites under development. Additionally, the Company intends to suspend the payment of cash dividends and defer certain planned capital expenditures. In addition, the Company is discontinuing certain unprofitable operations including a transportation terminal in Ohio and its related sales offices, and a remediation services division in Texas, all acquired as part of the purchase of WPI. To the extent feasible, the assets of these divisions will be utilized by other operations or sold. As a result of the organizational changes described above, the Company anticipates the recognition of a non-recurring charge in the second quarter of 1995 for employee severance costs. As discussed in Note 3 and Note 5 to the consolidated financial statements, the Company is in process of evaluating the realizability of goodwill acquired as part of the purchases of the Recycle Center and WPI. Any resulting adjustments made to reduce the carrying amounts of goodwill are expected to be recognized during the second quarter of 1995 and could have a material adverse effect on the Company's results of operations and financial position.

Although the Company is currently in compliance with the financial covenants contained in the Credit Agreement, current projections of operating results and cash flows indicate that it is likely that the Company will not be able to comply with certain covenants regarding financial ratios as of the end of the
second quarter of 1995.   The Company will require forbearance from its bank
lender to meet working capital and debt obligations as they become due and may enter into a workout agreement with the bank which would likely reduce the Credit Agreement to a reducing, non-revolving line of credit loan, extend the maturity date, and possibly require liquidating certain of the Company's assets. While the Company is working closely with its bank lender on these matters, there is no assurance that the bank will provide such forbearance, agree to a workout arrangement, issue a letter of credit for tax-exempt debt security support, or refrain from exercising agreed to recourse upon the Company's noncompliance with the Credit Agreement. Such recourse, if any, could have a material adverse effect on the Company's results of operations and financial position. The Company's financial statements as of March 31, 1995 do not contain any adjustments that might result from the outcome of the aforementioned uncertainties.

The Company has been funding the restoration and replacement of the Recycle Center's processing building and related equipment which was damaged in a fire which occurred in July 1994. As of March 31, 1995, the Company had recorded approximately $4.7 million as a receivable from the Recycle Center's insurance carrier for claims relating to replacement and repair costs, contaminated waste disposal costs, and business interruption costs of which $3.0 million was received in May 1995. The final determination of the amount of proceeds from business interruption claims and the timing of receipt of the claims is subject to negotiations with the insurance carrier.

Future cash flows are subject to uncertainty. Although no assurances can be given, the Company currently believes that cash generated from operations, together with amounts that may be borrowed under the Credit Agreement, will be sufficient to fund its working capital and debt service requirements for the remainder of 1995.

In 1994, the U.S. Department of Interior asked the National Academy of Sciences ("NAS") to conduct an independent review of certain geological issues related to the suitability of the Ward Valley site. The NAS convened a panel in 1994 and conducted hearings on the project in June and September of that year. On May 11, 1995, the NAS report was published. The report concluded that it is "highly unlikely" that the proposed Ward Valley low-level radioactive waste disposal facility would contaminate groundwater beneath the site or the Colorado River. The Committee majority recommended further testing and monitoring, which, according to the report, can occur during the project construction and operation phases. A minority dissent report recommended testing before the site is approved. Company management believes that the report provides a sound basis for the U.S. Department of Interior to transfer the land for the Ward Valley project to the State of California. The Company cannot predict whether the U.S. Department of Interior will transfer the land to the State of California based upon the NAS report.

RESULTS OF OPERATIONS

For the three months ended March 31, 1995, the Company reported a net loss of $1,897,000 or a $.24 loss per share as compared with net income of $49,000 or $.01 earnings per share for the three months ended March 31, 1994.

REVENUES

Total revenues for the three months ended March 31, 1995 increased $5,694,000 as compared with the three months ended March 31, 1994.

Hazardous waste revenues increased $3,294,000, or 37%, due principally to a $3,273,000 increase in revenues attributable to the Winona facility which was
acquired on December 31, 1994.    Hazardous solid waste disposal revenues
decreased by approximately 9% due to reductions in solid waste volumes of approximately 22% which was partially offset by an increase in average disposal prices of approximately 15%. The reductions in volume were principally due to lesser hazardous waste event volumes received in this period compared with the prior period. The decrease in hazardous solid waste disposal revenues was offset by an increase in remediation revenues due principally to large remediation contracts in process in the West Coast region with ultimate disposal occurring at the Beatty, Nevada facility. Hazardous remediation revenues in the Gulf Coast Region decreased $704,000 due to phasing out of this division during the period.

Low-level radioactive waste ("LLRW") revenues increased by $2,400,000, or 43%, for the first quarter of 1995 as compared to the first quarter of 1994 due principally to a $2,325,000 increase in revenue from the Recycle Center which was acquired on September 19, 1994. Included in the Recycle Center's revenue for the period was $800,000 of estimated business interruption claim receivable from the insurance carrier for fire damages which occurred in July 1994. Revenues from the naturally occurring radioactive materials ("NORM") disposal business increased by $1,267,000 for the 1995 period due to the penetration of the NORM disposal market in late 1994 and the completion of certain large disposal contracts during the first quarter of 1995. The LLRW revenue increases were partially offset by decreases in revenues from the packaging and transportation services division of approximately $660,000 due to changes in the LLRW markets as a result of the Low-Level Act and closure of the Barnwell, South Carolina LLRW facility to waste generated outside of the Southeast Compact.

OPERATING COSTS AND GROSS PROFIT

Total operating costs as a percentage of revenues for the three months ended March 31, 1995 and 1994 were 95% and 84% respectively.

The hazardous waste services division had a gross loss of $491,000 for the 1995 first quarter as compared to a gross profit of $1,447,000 for the first quarter of 1994. The decrease in gross profit is attributable to the acquisition of the Winona facility, a decrease in operating margin at the Beatty, Nevada disposal facility, phase out costs of the Gulf Coast's remediation services division, and increased operating losses in the transportation businesses. The Winona facility incurred a gross loss of approximately $370,000 the first quarter of 1995. In an effort to restore the Winona facility to profitable operating results, the Winona facility's sales force is being reorganized and a reduction of certain operations and administrative personnel occurred during the second quarter of 1995. The Beatty facility's operating profit decreased as compared to the 1994 period due to lower disposal revenues and a greater proportion of revenues derived from lower margin remediation and transportation services.

The LLRW services division had a gross profit of $1,547,000 for the first quarter of 1995 as compared to $817,000 for the first quarter of 1994. The increase in gross profit is principally attributable to high operating margins in the NORM disposal business due to the Company's ability to dispose of NORM waste at the Company's Richland, Washington facility. There is no assurance that the Company will be able to continue obtaining material volumes of NORM waste for disposal or that the State of Washington will not pass regulation to limit the amount of NORM volumes eligible for disposal at the Richland facility. The Recycle Center contributed $278,000 to operating profit for the first quarter of 1995. The Recycle Center's results include the benefit of the recognition in revenues of $800,000 during the quarter for management's estimate of its anticipated business interruption claim receivable from the insurance carrier for damages resulting from a fire which damaged a processing building and related equipment in July 1994. The Company anticipates that the Recycle Center's processing building will be operational during the third quarter of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 1995 were $3,753,000, an increase of $1,345,000 compared with the first quarter of 1994. The increase is due principally to incremental selling costs ($642,000) and goodwill amortization ($244,000) relating to the acquisitions of both the Winona facility and the Recycle Center in late 1994. Additionally, there were relocation costs in the 1995 period relating to moving management personnel to the Recycle Center and an increase in professional fees at the corporate office due to changes in senior management. As mentioned previously, in early 1995 the Company took measures to reduce overhead including personnel reductions at the corporate office and sales personnel in the Gulf Coast Region. As a result of these and other organizational changes, the Company anticipates the recognition of a non-recurring charge in the second quarter of 1995 for employee severance costs.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio classified as trading securities. Investment income recognized during the three months ended March 31, 1995 decreased from the three months ended March 31, 1994 due principally to the decrease in outstanding investments in securities held-to-maturity. As of March 31, 1995, the Company reported an unrealized loss of $477,000, $352,000 net of tax, on securities available-for-sale as a component of shareholders' equity. The realized gain or loss of securities available-for-sale would be included as a component of investment income upon sale.

INCOME TAXES

For the three months ended March 31, 1995, the Company reported an effective income tax benefit rate of 26% as compared to an effective income tax provision rate of 37% for all of 1994. The 1995 effective income tax rate has been estimated for the first quarter and may vary significantly for the remainder of 1995 dependent upon results of operations and the Company's ability to utilize net operating loss carryforwards.

PART II  OTHER INFORMATION

ITEM 1  Legal Proceedings

Richland, Washington Facility. In 1964, the Washington Department of Ecology ("WDOE") leased from the US Department of Energy ("DOE") a 1,000 acre portion of the Hanford Reservation. In 1965, the WDOE subleased 100 acres of that property to the Company for use as a LLRW disposal facility under the regulation of the Washington Department of Health pursuant to the Atomic Energy Act. In 1990 the DOE applied to the EPA for a permit under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") and other laws and regulations to obtain the appropriate regulatory approvals needed to proceed with the environmental cleanup of the Hanford Reservation. In 1994, in a consent order among the Environmental Protection Agency ("EPA"), DOE and WDOE, the EPA and DOE issued a corrective action permit that includes all of the land owned by the DOE at the Hanford Reservation, including that portion leased to WDOE, which includes the 100 acres subleased to the Company for its LLRW disposal facility. Thirteen trenches at the Company's LLRW disposal facility have been included in the final permit as solid waste management units which will require further investigation to determine whether releases of any hazardous wastes or constituents have occurred. Because portions of the Company's facility remain included in the final permit issued to the DOE, the Company is potentially subject to proposed permit conditions for site investigation and possible cleanup should any releases be discovered even though the Company is not a permittee and though it was not involved in the activities contributing to the DOE Hanford facility contamination that are the subject of the DOE Hanford consent order. It is the Company's opinion that it has legal defenses to the inclusion of its Hanford site in the DOE permit and to any corrective action that may be proposed of the site pursuant to the DOE permit. The Company has appealed to the Environmental Hearing Board of the EPA the terms of the permit that apply to any of the Company's facilities. By agreement of all the parties, appeals have been stayed in order for the Company to negotiate a settlement with DOE and EPA to resolve corrective action concerns. If the Company is unsuccessful in the negotiation or the challenge to the permit, the cost of conducting the site investigation and any corrective action could be material.

The Company was assessed a substantial property tax increase by the Benton County Assessor's Office and has filed suit challenging the property tax increase imposed by the Benton County Assessor on improvements at the Company's leased disposal facility on the Hanford Reservation. The County Treasurer issued tax statements based upon these assessments for payments covering the years 1989, 1990 and 1991, which totaled $1.7 million. The Company sued Benton County and the Assessor and Treasurer to enjoin them from collecting these taxes. The Benton County Superior Court issued an injunction in favor of the Company. The County appealed to the Court of Appeals. The Court of Appeals ruled in favor of the County and reversed the decision of the Benton County Superior Court by holding that the injunction should not have been issued pending the Company's pursuit of administrative remedies. The Company has appealed the Court of Appeal's decision to the Washington Supreme Court. Management believes that the County's assessments were improper and intends to vigorously defend this matter in the courts and through any appropriate administrative process, if necessary.

Winona, Texas Facility. The Company purchased the stock of Gibraltar Chemical Resources, Inc. ("Gibraltar") since renamed American Ecology Environmental Services Corporation, from Mobley Environmental Services, Inc. ("Mobley") on December 31, 1994. The Company's stock purchase agreement with Mobley provides that Mobley will indemnify the Company, without limitation as to amount, for any damages or costs, including legal fees, associated with certain pre-closing liabilities, including the claims set forth hereunder. Pursuant to its stock purchase agreement with Mobley, the Company has also been named as an additional insured for pre-closing claims under Mobley's pollution liability insurance policy. The policy has a $10 million aggregate limit and a $5 million per loss limit.

In 1992, a citizens group filed a petition with the Texas Natural Resource Conservation Commission ("TNRCC") for revocation of the Winona facility's deepwell permits alleging that a geological fault exists in the vicinity of the Winona facility's deepwells and other alleged grounds. The EPA has previously concluded in its proceedings relating to the Winona facility's second injection well that no such fault exists. The Company believes the petition is without merit.

A group called Mothers Organized to Stop Environmental Sins filed a lawsuit in 1994 against the Company in the United States Eastern District Court for the State of Texas alleging that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste that presents an imminent and substantial endangerment to health and the environment. The plaintiffs have requested that the facility be shut down and civil penalties be imposed on the Company. The Company has filed an answer denying these allegations and a motion for summary judgment and believes the suit is without merit. The Company intends to vigorously defend this litigation. However, if the plaintiffs were to ultimately prevail on their claim and be awarded the remedies sought, such outcome could have a material adverse effect on the Company's consolidated financial position and results of operations.

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

Compact Related Disputes. The Company is involved in numerous challenges and legal proceedings in connection with its siting efforts for LLRW facilities for the Southwest Compact and Central Interstate Compact. For a description of these proceedings, see "Business - Low-Level Radioactive Waste Services - Disposal Services - Ward Valley, California Facility" and "-Butte, Nebraska Facility" in the Company's 1994 Annual Report on Form 10-K.

In 1994, the U.S. Department of Interior asked the National Academy of Sciences ("NAS") to conduct an independent review of certain geological issues related to the suitability of the Ward Valley site. The NAS convened a panel in 1994 and conducted hearings on the project in June and September of that year. On May 11, 1995, the NAS report was published. The report concluded that it is "highly unlikely" that the proposed Ward Valley low-level radioactive waste disposal facility would contaminate groundwater beneath the site or the Colorado River. The Committee majority recommended further testing and monitoring, which, according to the report, can occur during the project construction and operation phases. A minority dissent report recommended testing before the site is approved. Company management believes that the report provides a sound basis for the U.S. Department of Interior to transfer the land for the Ward Valley project to the State of California. The Company cannot predict whether the U.S. Department of Interior will transfer the land to the State of California based upon the NAS report.

The Company has received invoices from the Southeast Compact Commission for approximately $1.5 million and a notice that an additional $1.5 million will be invoiced in the aggregate in the second and third quarter of 1995. The invoices relate to an access fee for the Barnwell, South Carolina LLRW disposal facility in the Southeast Compact utilized by Quadrex Corporation, the previous parent company of the Recycle Center. The fee for each generator is calculated pursuant to a Commission formula which is based on the historical amount of LLRW shipped to the Barnwell facility by such generator. The Company believes that it did not assume such access fees liabilities relating to pre-acquisition volumes of Quadrex in its asset acquisition of the Recycle Center and that the Company has legitimate defenses to this claim. The Company appealed the Commission's invoices and in February 1995 at an appeal hearing, the Commission again concluded that the full access fees were payable by the Company. As a result of the fee dispute, on March 29, 1995, the Southeast Compact Commission directed the Department of Health and Environmental Control of the State of South Carolina to deny the Company access to the Barnwell, South Carolina LLRW disposal facility. The Company has appealed the Commission's action to the Department under South Carolina law. On May 2, 1995, the Southeast Compact Commission agreed to review a Company settlement proposal and agreed to reinstate access to the Barnwell facility for the Company until a decision is reached. The Company believes it has no material liability in connection with this matter and intends to vigorously defend any material assessment or attempt to deny access to the Barnwell facility.

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

In November 1994, the Company was named as a defendant in a purported class action lawsuit by former employees of Quadrex that relates to unpaid medical benefits and an underfunded pension plan of Quadrex. Based on information available to it, the Company believes that the aggregate amount of these claims are less than $1 million. The Company purchased the assets of the Quadrex Recycle Center from Quadrex on September 19, 1994. However, the asserted claims in the purported class action were specifically excluded by the purchase agreement pursuant to which the Company purchased the assets of the Recycle Center. Some of the former Quadrex employees on whose behalf the suit was brought are now employees of the Company. The Company does not believe it has any liability in this matter and intends to contest the matter vigorously. The Company's purchase agreement with Quadrex provides that Quadrex will indemnify the Company for any damages or costs, including legal fees, associated with a claim of this sort. However, because Quadrex filed for bankruptcy protection in February 1995, it is very likely that the Company will not realize the benefits of such indemnification.

The Company has received a notice from an individual purporting to own debt secured by certain real property in Midlothian, Texas. The individual alleges that a predecessor of the Company's subsidiary, Texas Ecologists, Inc. caused environmental contamination of the property in the early 1970's. The Company believes it has no liability in connection with the matter and intends to contest the matter vigorously. In connection with its investigation of the matter, the Company also conducted its own assessment of the property with an independent environmental consultant and concluded that any contamination on the property falls below material levels.

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

In April 1995, management of the Company became aware that the Company had held certain hazardous waste containers at certain of its transportation terminals for periods greater than the 10-day temporary storage periods permitted by TNRCC regulations. The Company has reported the matter to the TNRCC. The Company has also put in place procedures to safeguard against future violations of this type and, upon completion of its review of the matter, may put in place additional safeguard procedures if so warranted. While the Company believes the steps that it has taken are appropriate and responsive, it is possible that the TNRCC may seek to impose a fine on the Company in connection with the matter. The Company is not in a position to assess the amount of such a fine. However, a fine of sufficient magnitude could have a material adverse effect upon the consolidated financial position of the Company.

In addition to the above-described litigation the Company and its subsidiaries are involved in various other administrative matters of litigation, including personal injury and other civil actions, as well as other claims, disputes and assessments that could result in additional litigation or other proceedings. The Company and its subsidiaries are also involved in various other environmental matters or proceedings, including permit application proceedings in connection with the establishment, operation, closure and post-closure activities of certain sites, as well as other matters or claims that could result in additional environmental proceedings.

While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of the matters will not have a materially adverse effect upon the consolidated financial position of the Company.

There have been no other significant changes to any commitments and contingencies as described in Note 11 to the financial statements included in the Company's 1994 Annual Report on Form 10-K.

ITEM 2  Changes in Securities

The Company's credit facility provides that the Company may not pay any cash dividends on its capital stock except for dividends on its common stock up to $200,000 per quarter. The credit facility also prohibits cash dividends after May 1, 1995 if the Company has not completed a debt or equity placement by that date. As noted in Part I, Item 2, the Company has not completed such a placement of securities and therefore is restricted from paying cash dividends.

ITEM 6  Exhibits and Reports on Form 8-K

       a. Exhibits

          11.1  Statement Re: Computation of Per Share Earnings.
          27    Financial Data Schedule

       b. Reports on Form 8-K

          Amendment No. 2 to the Form 8-K filed on October 4, 1994 reporting the closing of the acquisition of the Recycle Center was filed on January 26, 1995 with revised proforma financial information on the Recycle Center.

          A Form 8-K reporting the closing of the acquisition of the Gibraltar Chemical Resources, Inc. was filed on January 13, 1995. Amendment No. 1 to that Form 8-K with historical and proforma financial information on Gibraltar Chemical Resources, Inc. was filed on March 15, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN  ECOLOGY CORPORATION
                                                (REGISTRANT)


Date:  May 15, 1995                 By: /s/ Jack K. Lemley
                                        --------------------------------------
                                        Jack K. Lemley
                                        Chief Executive Officer, President
                                        and Chief Operating Officer


Date:  May 15, 1995                 By: /s/ C. Clifford Wright, Jr.
                                        --------------------------------------
                                        C. Clifford Wright, Jr.
                                        Vice President,
                                        Chief Financial Officer and Treasurer


Date:  May 15, 1995                 By: /s/ Harry O. Nicodemus, IV
                                        --------------------------------------
                                        Harry O. Nicodemus, IV
                                        Vice President,
                                        Chief Accounting Officer and Controller