Form 10-Q
period 1995-06-30
AMERICAN ECOLOGY CORP
filed 1995-08-22
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1995


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 95-3889638
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

              5333 Westheimer
                Suite 1000
              HOUSTON, TEXAS                         77056-5407
(Address of principal executive offices)             (Zip Code)



                                 (713) 624-1900
              (Registrants telephone number, including area code)


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES  [x]    NO  [ ]

   At July 31, 1995 Registrant had outstanding 7,825,628 shares of its Common Stock.

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                            June 30,   December 31,
                                                              1995         1994
                                                            ---------  ------------
ASSETS

Current assets:
 Cash and cash equivalents                                  $  2,011       $    231
 Investment securities                                         1,431          1,703
 Receivables, net of allowance for doubtful accounts
  of $1,371, and $1,749 respectively                          20,524         32,019
 Deferred income taxes                                         1,498            991
 Prepayments and other                                         2,679          2,854
                                                            --------       --------
  Total current assets                                        28,143         37,798

Cash and investment securities, pledged                       13,137         13,175
Property and equipment, net                                   26,541         30,122
Deferred site development costs                               44,377         41,239
Intangible assets relating to acquired businesses, net         6,485         31,313
Other assets                                                   2,184          1,792
                                                            --------       --------
                                                            $120,867       $155,439
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                          $ 11,137       $    850
 Accounts payable                                             14,063         12,464
 Accrued liabilities                                          19,266         22,921
                                                            --------       --------
  Total current liabilities                                   44,466         36,235

Deferred items                                                19,047         18,666
Long term debt, excluding current portion                     25,056         33,493

Commitments and contingencies

Shareholders' equity:
 Convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, none issued                        --             --
 Common stock, $.01 par value, 20,000,000
  shares authorized, 7,825,628 and 7,818,828
  shares issued and outstanding, respectively                     78             78
 Additional paid-in capital                                   41,863         41,837
 Unrealized gain (loss) on securities available for sale        (151)            43
 Retained earnings (deficit)                                  (9,492)        25,087
                                                            --------       --------
  Total shareholders' equity                                  32,298         67,045
                                                            --------       --------
                                                            $120,867       $155,439
                                                            ========       ========
See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)


                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                            -------------------         -------------------
                                                             1995         1994            1995       1994
                                                            ------       ------         ---------  --------

Revenues                                                  $ 16,104        $18,597       $ 36,132       $32,931
Operating costs                                             18,701         13,477         37,673        25,547
                                                          --------        -------       --------       -------

Gross profit (loss)                                         (2,597)         5,120         (1,541)        7,384
Selling, general and administrative expenses                 6,091          2,898          9,844         5,306
Impairment losses on long-lived assets                      27,153             --         27,153            --
                                                          --------        -------       --------       -------

Income (loss) from operations                              (35,841)         2,222        (38,538)        2,078
Investment income                                             (198)          (118)          (332)         (339)
                                                          --------        -------       --------       -------

Income (loss) before income taxes                          (35,643)         2,340        (38,206)        2,417
Income tax provision (benefit)                              (3,155)           866         (3,821)          894
                                                          --------        -------       --------       -------

Net income (loss)                                         $(32,488)       $ 1,474       $(34,385)      $ 1,523
                                                          ========        =======       ========       =======

Net income (loss) per share, primary                      $  (4.15)       $  0.19       $  (4.40)      $   .20
                                                          ========        =======       ========       =======

Dividends paid per common share                           $     --        $  .025       $   .025       $   .05
                                                          ========        =======       ========       =======

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                               1995           1994
                                                           -------------  ------------
Cash flows from operating activities:
 Net income (loss)                                             $(34,385)     $  1,523
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Impairment losses on long-lived assets                         27,153            --
  Depreciation and amortization                                   4,369         2,780
  Deferred income tax provision                                     204           468
  Gain on sale of assets                                           (530)          (31)
 Changes in assets and liabilities
  Receivables                                                    11,580         1,570
  Investment securities classified as trading                      (334)          287
  Other assets                                                     (383)       (1,848)
  Other liabilities                                              (2,863)       (4,576)
  Deferred site maintenance                                        (829)       (1,652)
                                                               --------      --------
    Total adjustments                                            38,367        (3,002)
                                                               --------      --------

Net cash provided by (used in) operating activities               3,982        (1,479)
                                                               --------      --------

Cash flows from investing activities:
 Capital expenditures                                            (2,179)       (1,922)
 Site development costs, including capitalized interest          (2,970)       (1,893)
 Investment in Quadrex Recycle Center                                --       (20,245)
 Proceeds from sale of assets                                       900           152
 Transfers from cash and investment securities, pledged             372         1,195
                                                               --------      --------
Net cash used in investing activities                            (3,877)      (22,713)
                                                               --------      --------

Cash flows from financing activities:
 Proceeds from issuances of indebtedness                         18,870        30,800
 Repayments of indebtedness                                     (17,020)      (10,800)
 Proceeds from common stock issuances                                20           300
 Payment of cash dividends                                         (195)         (390)
                                                               --------      --------
Net cash provided by financing activities                         1,675        19,910
                                                               --------      --------

Increase (decrease) in cash and cash equivalents                  1,780        (4,282)
Cash and cash equivalents at beginning of period                    231         4,416
                                                               --------      --------
Cash and cash equivalents at end of period                     $  2,011      $    134
                                                               ========      ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest, net of amounts capitalized                         $     --   $        --
  Income taxes                                                       86            80

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

NOTE 2.  LONG-TERM DEBT

Effective June 30, 1995, the Company and its bank lender agreed to terms of an amendment to its existing credit facility ("Credit Agreement") to extend the maturity of the Credit Agreement to January 31, 1997 and to modify other terms. The amendment to the Credit Agreement will be executed at the completion of funding the $4,000,000 loan from the group of directors as described below. The Credit Agreement is comprised of a $27,000,000 term loan, an $8,000,000 revolving loan subject to a borrowing base of trade accounts receivable, and a $5,000,000 letter of credit facility. Interest is payable monthly at a rate ranging from bank prime to bank prime plus one percent. A $5,000,000 term loan principal repayment is due on February 28, 1996 and an additional $5,000,000 is due on May 30, 1996. Other term loan principal repayments of $100,000 are due monthly beginning April 1996, $200,000 beginning July 1996, and $300,000 beginning October 1996. Based on these terms, $10,300,000 of the total $35,000,000 of outstanding debt under the Credit Agreement is classified as current portion of long term debt on the consolidated balance sheet as of June 30, 1995. Other term loan principal repayments are due upon the occurrence of certain contingent events. The Credit Agreement is secured by substantially all of the Company's assets and includes maintenance of financial covenants relating to cash flows and net worth. Except as described below, the Credit Agreement restricts the Company from additional borrowings, prohibits payment of dividends, and limits capital expenditures. As of June 30, 1995, the Company had no available borrowings under its Credit Agreement. In June 1995, the bank lender informed the Company that the bank lender believed the Company was in default under the Credit Agreement because the bank lender believed that the Company's financing plan, which was submitted by the Company to the bank lender as required by the Credit Agreement, did not adequately address the bank lender's concerns. The Company did not believe it was in default under the Credit Agreement but nonetheless responded in more detail to the bank lender's concerns. The bank lender subsequently waived the alleged default and the Company is currently in compliance with the Credit Agreement. While the Company's bank lender has in the past waived defaults by the Company under the Credit Agreement, there can be no assurances that the bank lender will refrain from exercising recourse upon any future noncompliance or default under the Credit Agreement by the Company.

On August 21, 1995, a group of directors of the Company agreed to loan the Company an aggregate of $5,000,000, $4,000,000 of which is due to be funded to the Company within twenty days from August 21, 1995, and $1,000,000 which is due to be funded to the Company by January 5, 1996. The loans are secured equally and ratably with the debt under the Company's Credit Agreement. However, the agreed to terms of the amendment to the Credit Agreement effectively subordinate the repayments to the directors until such time as the bank lender is paid in full. The loans bear interest at 18% payable quarterly and principal is due in August 1998. The Company is also obligated to issue the lenders a number of warrants to purchase Company common stock. The value formula used to determine the number of warrants issued was determined by an independent investment banking firm. The agreement with the group of directors contains a provision which allows any or all members of the group of directors to agree with the Company's bank lender to have the bank lender provide the $5,000,000 in funds, or any part thereof, to the Company in exchange for personal guarantees and collateral to be provided by the group of directors.

See Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity.

NOTE 3.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets.

The Company adopted this statement during the second quarter of 1995 and, accordingly, took a substantial writedown of goodwill and certain property and equipment in the second quarter of 1995. The impairment loss on long-lived assets of $27,153,000 was comprised of the following:

Writedown of the carrying amount of goodwill resulting from
 the acquisition of the Recycle Center                        $16,270,000

Writedown of the carrying amount of goodwill resulting from
 the acquisition of WPI                                         5,744,000

Writedown of the carrying amount of goodwill resulting from
 the acquisition of the Winona facility                         3,458,000

Writedown of property and equipment at the Winona facility      1,681,000
                                                               ----------
  Total impairment losses                                     $27,153,000
                                                              ===========

The circumstances leading to the impairment losses include an accumulation of costs significantly in excess of the amount of acquisition costs originally expected for the Recycle Center and to a lesser degree, the Winona facility. Contributing factors include a current period operating and cash flow loss, a recent history of operating losses, and the Company's inability to achieve the operating results anticipated prior to the respective acquisitions. Additionally, the transportation operations of Transtec, Inc., and the chemical remediation services operations of American Ecology Services Corporation, both acquired as part of the WPI acquisition in March 1993, have been discontinued. Changes in the marketplace and competitive situations in certain service lines, particularly at the Recycle Center and the Winona facility, have contributed to the Company's inability to achieve anticipated operating results.

The impairment losses were calculated as the excess of carrying amounts of long-lived assets as compared to estimated fair values of the respective assets.
Fair values were determined using the present value of management's estimated expected future cash flows.

NOTE 4. DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and
capitalized by the Company.   As of June 30, 1995, the Company had deferred
$37,748,000 of pre-operational facility development costs of which $2,130,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional, unrecognized project interest costs of approximately $22,304,000 at June 30, 1995, to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the Central Interstate LLRW Compact. As of June 30, 1995, the Company has contributed and deferred approximately $6,629,000, of which $369,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional, unrecognized project interest costs of approximately $9,367,000 at June 30, 1995, to be included as a component of the rate-base; however, there can be no assurance that all of these amounts will be realized.

The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings. At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained by the State of California, and whether the validity of the Ward Valley facility's license will be upheld on judicial review. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized.

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects and will continue to do so while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the six month periods ended June 30, 1995 and 1994 was $1,530,000 and $187,000, respectively.

NOTE 5. NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common and common equivalent share is in accordance with the treasury stock method for the three and six months ended June 30, 1995 and 1994, respectively.

                                                                   (000's except per share amounts)
                                                          Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                          ------------------          ----------------
                                                            1995       1994            1995      1994
                                                          -------    -------          ------    ------

Net income (loss)                                       $(32,488)    $1,474          $(34,385)  $1,523
                                                        ========     ======          ========   ======

Weighted average shares outstanding:
 Common shares outstanding at end of period                7,826      7,819             7,826    7,819
 Effect of using weighted average common
  and common equivalent shares outstanding                    (5)        --                (6)     (12)
 Effect of shares issuable under stock option
  plans based on the treasury stock method                    --         11                --       15
                                                        --------     ------          --------   ------

  Shared used in computing earnings (loss)
   per share                                               7,821      7,830             7,820    7,822
                                                        ========     ======          ========   ======

Net income (loss) per common equivalent share           $  (4.15)    $  .19          $  (4.40)  $  .20
                                                        ========     ======          ========   ======

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 11 to the financial statements included in the Company's 1994 Annual Report on Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company has incurred recurring losses from operations, had a working capital deficit of $16,323,000 as of June 30, 1995, is currently unable to pay its on-going obligations as they become due, and faces uncertainties regarding its ability to improve short term operating results. The Company's financial statements as of June 30, 1995 do not contain any adjustments to asset carrying amounts or for the amount of liabilities that might result from asset liquidations or the Company's inability to continue as a going concern. Management's plans in regard to these matters are described below.

Effective June 30, 1995, the Company and its bank lender agreed to terms of an amendment to its existing Credit Agreement to extend the maturity of the Credit Agreement to January 31, 1997 and to modify certain other terms. A description of the Credit Agreement as so amended is set forth in Note 2 of "Item 1-Financial Statements". As of June 30, 1995, the Company had no available borrowings under its Credit Agreement. The Company will not be able to generate sufficient cash flows from operations to make the required principal repayment of $5,000,000 due at February 28, 1996, the $5,000,000 principal repayment due on May 30, 1996, or to fund the remaining obligation on its maturity. In order to comply with the principal repayment terms of the Credit Agreement, the Company will be required to liquidate certain assets or obtain additional cash infusions from either private equity placements or other indebtedness as permitted by the bank lender.

On August 21, 1995, a group of directors of the Company agreed to loan the Company an aggregate of $5,000,000, $4,000,000 of which is due to be funded to the Company within twenty days from August 21, 1995, and $1,000,000 which is due to be funded to the Company by January 5, 1996. The loans are secured equally and ratably with the debt under the Company's Credit Agreement. However, the agreed to terms of the amendment to the Credit Agreement effectively subordinate the repayments to the directors until such time as the bank lender is paid in full. The loans bear interest at up to 18% and principal is due in August 1998. The Company is also obligated to issue the lenders a number of warrants to purchase Company common stock. The value formula used to determine the number of warrants issued was determined by an independent investment banking firm. The agreement with the group of directors contains a provision which allows any or all members of the group of directors to agree with the Company's bank lender to have the bank lender provide the $5,000,000 in funds, or any part thereof, to the Company in exchange for personal guarantees and collateral to be provided by the group of directors. The $5,000,000 proceeds will be used for the Company's general working capital needs.

The Company's Board of Directors is pursuing a strategic plan for the Company which involves focusing the Company on its core low-level radioactive waste disposal and processing operations and, through transactions such as divestitures, joint ventures or other business combinations, reducing the Company's operations in the chemical waste business with the long-term goal of exiting that line of business in its entirety. The proceeds of any such divestitures would be used first to reduce debt. In connection with its strategic plan, the Company is in process of restructuring its existing subsidiaries to form new subsidiaries which will hold all of the Company's chemical waste operations and LLRW operations, respectively. One of the purposes of such restructuring is to facilitate potential business combinations with interested parties which may provide additional sources of capital for either of these lines of business or for both businesses. The Company is in various stages of discussions with multiple parties regarding such business combinations. In addition, the Company is currently pursuing private equity placements in order to reduce its working capital deficit and fund operations; however, there is no assurance that the capital required will be available to the Company.

Additionally, the Company has taken several steps in the first and second quarter of 1995, and is continuing to take additional steps to address the Company's profitability. First, substantial management changes were made. The Board of Directors named a new Chief Executive and Chief Operating Officer, and new managers of Gulf Coast chemical operations, Gulf Coast transportation operations, and Recycle Center operations were named. Second, the Company took measures to reduce costs. Such measures include personnel reductions at the Corporate Office including certain members of senior management and various sales, operating and administrative personnel at operating sites. Other than capital required for regulatory compliance at the Winona facility, the Company has deferred most other capital expenditures planned for 1995. The Company discontinued certain unprofitable operations including a transportation terminal in Ohio and its related sales offices, and the remediation services division in Texas. As a result of corporate personnel reductions and a reorganization of certain departments, one-half of the corporate office space is in the process of being subleased. Additionally, a portion of the Company's health insurance benefits cost was shifted to employees.

Based on the above steps, the Company believes that it has developed a viable plan to address the Company's cost structure and improve operating results. However, considering, among other things, the Company's recent losses, and insufficient cash flow from operations, there can be no assurance that this plan will be successfully implemented. The Company does not expect to generate sufficient cash flow from operations to sustain its operations until 1996. To make the required principal repayments under its Credit Agreement, the Company must raise additional financing or sell assets. There can be no assurance, however, that any such financing or asset sales will be consummated, or if consummated, that sufficiently adequate capital will be raised, and in either event, the Company may experience increasing cash flow problems which could cause the Company to materially reduce the current level of its operating activities.

For the six months ended June 30, 1995, the Company generated cash from operations of $3,982,000. The Company spent $2,179,000 for capital expenditures, invested $1,440,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $1,530,000 related to both the Ward Valley facility and the Butte facility. The Company realized net proceeds of $900,000 from the sales of excess site equipment at various facilities and sales of vehicles and other transportation equipment primarily from the discontinued transportation business in Ohio.

FUTURE CONSIDERATIONS

As a result of the changes to its management and operations in 1995, the Company believes that the future operating results of its existing businesses will improve, although no assurances can be given that such improvements will occur. Additionally, the Company is in process of pursuing new business. The Company has made an unsolicited proposal to the Department of Energy ("DOE") to dispose of large volumes of LLRW located at the DOE's Hanford site into the Company's Richland, Washington facility which is located on the Hanford Reservation. The Company believes that the economics of its proposal should be very attractive to the DOE; however, non-economic factors could affect the DOE's decision regarding acceptance of the Company's proposal.

See Part II, Item 1 Legal Proceedings - Compact Related Disputes for an update regarding the status of the land transfer for the proposed Ward Valley LLRW disposal facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

The Company reported a net loss of $32,488,000 for the three months ended June 30, 1995 compared to net income of $1,474,000 for the three months ended June 30, 1994. The 1995 results included pretax charges totaling $31,611,000 for unusual events and non-recurring adjustments of which $27,153,000 related to impairment losses on long-lived assets.

Exclusive of material unusual events and non-recurring accounting adjustments in both periods, the Company incurred a loss from operations of $4,230,000 for the 1995 period as compared to income from operations of $773,000 for the 1994 period.

REVENUES

Revenues for the second quarter of 1995 decreased $2,493,000, or 13%, compared to the second quarter of 1994.

Hazardous waste revenues decreased $537,000. The discontinuation of transportation operations in the Midwest and remediation services in the Gulf Coast during the first quarter of 1995 resulted in decreased revenues of $1,929,000. Disposal and related transportation and field services revenues at the Beatty, Nevada disposal facility and the Robstown, Texas disposal facility decreased $1,220,000 due to composite volume declines of nearly 50%, offset in part by higher average prices of approximately 60%. An increase in revenues of $2,797,000 was attributable to the Winona facility which was acquired on December 31, 1994.

Low-level radioactive waste ("LLRW") revenues decreased $1,956,000. Brokerage services decreased $1,794,000 due to the closing of Chem-Nuclear's Barnwell, South Carolina disposal facility to waste generated outside of the Southeast Compact for the period from January to June 1995. Additionally, LLRW remediation project revenues decreased $940,000 from the 1994 period due to 1994 successes in this service market which have not recurred in 1995. Revenues for the Richland, Washington disposal facility decreased $427,000 due to the timing of recognition of regulated revenues which is based on a proportion of expected volumes to be received by the facility. An increase in LLRW revenues of $1,111,000 was attributable to the Recycle Center which was acquired in September 1994. An adjustment of $1,000,000 was made during the second quarter of 1995 to reduce revenues for the Recycle Center to reverse a portion of amounts previously recognized for an estimated business interruption claim receivable from the insurance carrier for fire damages which occurred in July 1994.

OPERATING COSTS AND GROSS PROFIT (LOSS)

Total operating costs as a percentage of revenues for the three months ended June 30, 1995 and 1994 were 116% and 73%, respectively. Both periods' operating costs included unusual events or non-recurring adjustments.

Operating costs increased $5,224,000 for the second quarter of 1995 compared to the second quarter of 1994. An increase of $6,889,000 was due to the acquisitions of the Recycle Center and the Winona facility in September and December 1994, respectively. Operating costs for the Recycle Center included non-recurring charges of $447,000 comprised of an estimated settlement for backpay for certain union employees of the Quadrex Recycle Center which were not hired by the American Ecology Recycle Center and $100,000 for severance costs of certain Recycle Center employees. Additionally, the second quarter of 1995 operating costs included a charge of $260,000 for the excess of carrying value over the estimated net realizable value of real property held for sale, charges totaling $230,000 for writedowns of permit costs associated with the discontinued transportation and remediation services businesses and for estimated litigation losses associated with claims against WPI, and a $75,000 charge for the costs of relocating the LLRW packaging and transportation business office from Ohio to the Recycle Center.

Operating costs for the second quarter of 1994 included a $1,000,000 settlement to be paid to the Company by the Commonwealth of Kentucky regarding the Maxey Flats LLRW disposal site. The Company also received insurance settlements of $328,000 relating to medical claims and environmental costs of the Company's closed sites during this period.

Exclusive of the operating cost increases due to acquired businesses in 1994 and non-recurring charges, operating costs for the second quarter of 1995 would have been $11,247,000, or 89 % of revenues excluding the revenues of the acquired businesses in 1994, compared to operating costs of 80% of revenues for the second quarter of 1994. The decline in operating profit between the periods is attributable to decreased disposal revenues at the hazardous disposal facilities, a decline in LLRW remediation project services and the costs of discontinuing the transportation operations of Transtec, Inc.

As a result of the impairment losses on long-lived assets recognized in the second quarter of 1995 related to property and equipment, future depreciation expense is expected to be reduced by approximately $200,000 annually.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the second quarter of 1995 were $6,091,000 compared to $2,898,000 for the second quarter of 1994. Included in SG&A for the 1995 period are several unusual events and non-recurring accounting adjustments which increased SG&A by $2,346,000. These expenses related principally to severance of certain corporate executives and other corporate personnel, recognition of a loss for a portion of the corporate office lease and furniture which is in process of being subleased, and a writedown of deferred debt issuance costs related to the bank credit facility which was amended effective June 30, 1995. Exclusive of these expenses, SG&A was $3,745,000, an increase of $847,000 as compared to the second quarter of 1994. The increase of $847,000 was due principally to selling costs of $532,000, goodwill amortization of $244,000 related to the acquisitions of both the Recycle Center and the Winona facility in September and December 1994, respectively, and amortization of deferred debt issuance costs of $185,000.

As a result of the impairment losses on long-lived assets recognized in the second quarter of 1995, future goodwill amortization is expected to be reduced by approximately $1,040,000 annually.

IMPAIRMENT LOSSES ON LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets.

The Company adopted this statement during the second quarter of 1995 and, accordingly, took a substantial writedown of goodwill and certain property and equipment in the second quarter of 1995. The impairment loss on long-lived assets of $27,153,000 was comprised of the following:


Writedown of the carrying amount of goodwill resulting from
 the acquisition of the Recycle Center                        $16,270,000

Writedown of the carrying amount of goodwill resulting from
 the acquisition of WPI                                         5,744,000

Writedown of the carrying amount of goodwill resulting from
 the acquisition of the Winona facility                         3,458,000

Writedown of property and equipment at the Winona facility      1,681,000
                                                              -----------

  Total impairment losses                                     $27,153,000
                                                              ===========

The circumstances leading to the impairment losses include an accumulation of costs significantly in excess of the amount of acquisition costs originally expected for the Recycle Center and to a lesser degree, the Winona facility. Contributing factors include a current period operating and cash flow loss, a recent history of operating losses, and the Company's inability to achieve the operating results anticipated prior to the respective acquisitions. Additionally, the transportation operations of Transtec, Inc., and a chemical remediation services operation, both acquired as part of the WPI acquisition in March 1993, have been discontinued. Changes in the marketplace and competitive situations in certain service lines, particularly at the Recycle Center and the Winona facility, have contributed to the Company's inability to achieve anticipated operating results.

The impairment losses were calculated as the excess of carrying amounts of long-lived assets as compared to estimated fair values of the respective assets.
Fair values were determined using the present value of management's estimated expected future cash flows.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to maturity, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio classified as trading securities. As of June 30, 1995, the Company reported an unrealized loss of $204,000, $151,000 net of tax, on securities available-for-sale as a component of shareholders' equity. The realized gain or loss of securities available-for-sale will be included as a component of investment income upon sale.

INCOME TAXES

For the three months ended June 30, 1995, the Company reported an effective income tax benefit rate of 9% compared to an effective tax rate of 37% for the 1994 period. The 1995 rate was substantially lower than the statutory rates due to the significant portion of the quarter's loss attributable to non-deductible goodwill writedowns and to the Company's inability to recognize net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

The Company reported a net loss of $34,385,000 for the six months ended June 30, 1995 compared to net income of $1,523,000 for the six months ended June 30, 1994. The 1995 results included pretax charges totaling $30,875,000 for unusual events and non-recurring adjustments of which $27,153,000 related to impairment losses on long-lived assets.

Exclusive of material unusual events and non-recurring accounting adjustments in both periods, the Company incurred a loss from operations of $7,663,000 for the 1995 period as compared to income from operations of $275,000 for the 1994 period.

REVENUES

Revenues for the six months ended June 30, 1995 increased $3,201,000, or 10%, compared to the six months ended June 30, 1994.

Hazardous waste revenues increased $2,757,000. An increase in revenues of $5,817,000 was attributable to the Winona facility which was acquired on December 31, 1994. The discontinuation of transportation operations in the Midwest and remediation services in the Gulf Coast during the first quarter of 1995 resulted in decreased revenues of $2,619,000. Disposal and related transportation and field services revenues at the Beatty, Nevada disposal facility and the Robstown, Texas disposal facility decreased $630,000 due to composite volume declines of 37%, offset in part by higher average disposal prices of approximately 37%.

Low-level radioactive waste ("LLRW") revenues increased $444,000. An increase in LLRW revenues of $3,631,000 was attributable to the Recycle Center which was acquired in September 1994. An adjustment of $200,000 was made during the 1995 period to reduce revenues for the Recycle Center to reverse a portion of amounts previously recognized for an estimated business interruption claim receivable from the insurance carrier for fire damages which occurred in July 1994. Brokerage services decreased $2,454,000 due to the closing of the Barnwell, South Carolina disposal facility to waste generated outside of the Southeast Compact for the period from January to June 1995. Additionally, LLRW remediation project revenues decreased $1,105,000 from the 1994 period due to 1994 successes in this service market which have not recurred in 1995. Revenues from the naturally occurring radioactive materials ("NORM") disposal business increased by $1,361,000 for the 1995 period due to the penetration of the NORM disposal market in late 1994 and the completion of several large disposal contracts during the first quarter of 1995. Revenues for the Richland, Washington disposal facility decreased $590,000 due to the timing of recognition of regulated revenues which is based on a proportion of expected volumes to be received by the facility.

OPERATING COSTS AND GROSS PROFIT (LOSS)

Total operating costs as a percentage of revenues for the six months ended June 30, 1995 and 1994 were 104% and 78%, respectively. Both periods' operating costs included unusual events or non-recurring adjustments.

Operating costs increased $12,126,000 for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. An increase of $12,578,000 was due to the acquisitions of the Recycle Center and the Winona facility in September and December 1994, respectively. Operating costs for the Recycle Center included a non-recurring charge of $547,000 comprised of an estimated settlement for backpay for certain union employees of the Quadrex Recycle Center which were not hired by the American Ecology Recycle Center and for severance costs of certain Recycle Center employees. Additionally, the 1995 period's operating costs included a charge of $260,000 for the excess of carrying value over the estimated net realizable value of real property held for sale, charges totaling $230,000 for writedowns of permit costs associated with the discontinued transportation and remediation services businesses and for estimated litigation losses associated with claims against WPI, and a $75,000 charge to accrue the costs of relocating the LLRW packaging and transportation business office from Ohio to the Recycle Center.

Operating costs for the 1994 period included a $1,000,000 settlement to be paid to the Company by the Commonwealth of Kentucky regarding the Maxey Flats LLRW disposal site. The Company also received insurance settlements of $328,000 relating to medical claims and environmental costs of the Company's closed sites during this period.

Exclusive of the operating cost increases due to acquired businesses in 1994 and non-recurring charges, operating costs for the 1995 period would have been $24,530,000, or 91 % of revenues excluding the revenues of the acquired businesses in 1994, compared to operating costs of 82% of revenues for the 1994 period. The decline in operating profit between the periods is attributable to decreased disposal revenues at the hazardous disposal facilities, a decline in LLRW remediation project services and the costs of discontinuing the transportation operations of Transtec, Inc.

As a result of the impairment losses on long-lived assets recognized in the second quarter of 1995 related to property and equipment, future depreciation expense is expected to be reduced by approximately $200,000 annually.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 1995 were $9,844,000 compared to $5,306,000 for the six months ended June 30, 1994. Included in SG&A for the 1995 period are several unusual events and non-recurring accounting adjustments which increased SG&A by $2,410,000. These expenses related principally to severance of certain corporate executives and other corporate personnel, recognition of a loss for a portion of the corporate office lease and furniture which is in process of being subleased, and a writedown of deferred debt issuance costs related to the bank credit facility which was amended effective June 30, 1995. Exclusive of these expenses, SG&A was $7,434,000, an increase of $2,128,000 as compared to the 1994 period. The increase of $2,128,000 was due principally to selling costs of $1,174,000 and goodwill amortization of $488,000 related to the acquisitions of both the Recycle Center and the Winona facility in September and December 1994, respectively, amortization of deferred debt issuance costs of $350,000, and an increase in professional fees at the corporate office due to changes in senior management.

As a result of the impairment losses on long-lived assets recognized in the second quarter of 1995, future goodwill amortization is expected to be reduced by approximately $1,040,000 annually.

IMPAIRMENT LOSSES ON LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets.

The Company adopted this statement during the second quarter of 1995 and, accordingly, took a substantial writedown of goodwill and certain property and equipment in the second quarter of 1995. The impairment loss on long-lived assets is discussed in more detail under Results of Operations for the Three Months Ended June 30, 1995.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to maturity, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio classified as trading securities. As of June 30, 1995, the Company reported an unrealized loss of $204,000, $151,000 net of tax, on securities available-for-sale as a component of shareholders' equity. The realized gain or loss of securities available-for-sale will be included as a component of investment income upon sale.

INCOME TAXES

For the six months ended June 30, 1995, the Company reported an effective income tax benefit rate of 10% compared to an effective tax rate of 37% for the 1994 period. The 1995 rate was substantially lower than the statutory rates due to the significant portion of the period's loss attributable to non-deductible goodwill writedowns and to the Company's inability to recognize net operating loss carryforwards.

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings

Richland, Washington Facility. In 1964, the Washington Department of Ecology ("WDOE") leased from the US Department of Energy ("DOE") a 1,000 acre portion of the Hanford Reservation. In 1965, the WDOE subleased 100 acres of that property to the Company for use as a LLRW disposal facility under the regulation of the Washington Department of Health pursuant to the Atomic Energy Act. In 1990 the DOE applied to the EPA for a permit under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") and other laws and regulations to obtain the appropriate regulatory approvals needed to proceed with the environmental cleanup of the Hanford Reservation. In 1994, the Environmental Protection Agency ("EPA"), issued a corrective action permit that includes most of the land owned by the DOE at the Hanford Reservation, including that portion leased to WDOE, which includes the 100 acres subleased to the Company for its LLRW disposal facility. Thirteen trenches at the Company's LLRW disposal facility have been included in the final permit as solid waste management units which will require further investigation to determine whether releases of any hazardous wastes or constituents have occurred. Because portions of the Company's facility remain included in the final permit issued to the DOE, the Company is potentially subject to proposed permit conditions for site investigation and possible cleanup should any releases be discovered even though the Company is not a permittee and though it was not involved in the activities contributing to the DOE Hanford facility contamination that are the subject of the DOE Hanford consent order. It is the Company's opinion that it has legal defenses to the inclusion of its Hanford site in the DOE permit and to any corrective action relating to the LLRW disposal facility that may be proposed pursuant to the DOE permit. Both the Company and the DOE have appealed to the Environmental Hearing Board of the EPA the terms of the permit that apply to any of the Company's facilities. By agreement of all the parties, appeals have been stayed in order for the Company to negotiate a settlement with DOE and EPA to resolve corrective action concerns. Depending on the success of either the permit challenge or a negotiated alternative, the cost of conducting the site investigation and any corrective action could be material.

The Company was assessed a substantial property tax increase by the Benton County Assessor's Office and has filed suit challenging the property tax increase imposed by the Benton County Assessor on improvements at the Company's leased disposal facility on the Hanford Reservation. The County Treasurer issued tax statements based upon these assessments for payments covering the years 1989, 1990 and 1991, which totaled $1.7 million. The Company sued Benton County and the Assessor and Treasurer to enjoin them from collecting these taxes. An injunction was granted by the superior court, but overturned by the state Court of Appeals which ruled that the Company should first pursue its administrative remedies. The Company is now pursuing those remedies, and a hearing before the Board of Tax Appeals is scheduled for later this year. The County has subsequently submitted tax statements to the Company for 1992, 1993 and 1994, in the aggregate amount of an additional $1.9 million. Management believes that the County's assessments were improper and intends to vigorously defend this matter in the courts and through any appropriate administrative process.

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

A group filed a lawsuit in 1994 against the Company in the United States Eastern District Court for the State of Texas alleging that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste that presents an imminent and substantial endangerment to health and the environment. The plaintiffs have requested that the facility be shut down and civil penalties be imposed on the Company. The Company has filed an answer denying these allegations and a motion for summary judgment and believes the suit is without merit. The Company intends to vigorously defend this litigation. However, if the plaintiffs were to ultimately prevail on their claim and be awarded the remedies sought, such outcome could have a material adverse effect on the Company's consolidated financial position and results of operations.

Four lawsuits, including one purported class action, were filed against Gibraltar, in 1992 and 1993 which were subsequently transferred to State District Court in Smith County, Texas, by certain persons in Winona, Texas. The suits assert various theories of liability including subsurface trespass, nuisance, and negligence for alleged air emissions. The suits also allege that the plaintiffs have experienced personal injuries, diminution in property values, and other economic losses which are alleged to have been caused by operation of the Winona facility. The plaintiffs assert various grounds for recovery, including allegations that their property has been used without their consent as a hazardous waste facility, and seek unspecified actual and punitive damages. The Company disputes the material allegations of the plaintiffs' suits and intends to vigorously defend this litigation. To date, the Company and Mobley have settled certain of the plaintiffs' claims in these actions for amounts that were not material and which were funded by the Mobley insurance policy referred to above. On August 4, 1995, a jury in one of the lawsuits found that the Company's Winona facility did not commit any trespass of the plaintiffs' property and awarded nothing in damage.

Compact Related Disputes. The Company is involved in numerous challenges and legal proceedings in connection with its siting efforts for LLRW facilities for the Southwest Compact and Central Interstate Compact. For a description of these proceedings, see "Business - Low-Level Radioactive Waste Services -Disposal Services - Ward Valley, California Facility" and "-Butte, Nebraska Facility" in the Company's 1994 Annual Report on Form 10-K.

In 1994, the U.S. Department of Interior asked the National Academy of Sciences ("NAS") to conduct an independent review of certain geological issues related to the suitability of the Ward Valley site. The NAS convened a panel in 1994 and conducted hearings on the project in June and September of that year. On May 11, 1995, the NAS report was published. The report concluded that it is "highly unlikely" that the proposed Ward Valley low-level radioactive waste disposal facility would contaminate groundwater beneath the site or the Colorado River. The Committee majority recommended further testing and monitoring, which, according to the report, can occur during the project construction and operation phases. A minority dissent report recommended testing before the site is approved. On May 31, 1995, Interior Secretary Bruce Babbitt announced his intentions to transfer the Ward Valley site property to the State of California, subject to commitments by the state to implement certain recommendations set forth in the NAS Report. The Secretary also indicated that no further hearings were necessary prior to the land transfer. Consistent with this announcement, the federal Bureau of Land Management's California director issued the Proposed Ward Valley Land Classification Decision on June 30, 1995 for comment by affected parties. The proposed decision is to convey the property by direct sale to the California Department of Health Services (DHS), as requested by Governor Wilson. A competing claim by the California State Lands Commission is to be denied. The Company has formally indicated its support for the proposed decision.

Currently, state and federal officials are meeting to define the specific terms and state commitments required to satisfy the conditions set forth by Secretary Babbitt on May 31. The Company believes the land will be transferred but cannot predict when the land transfer will be completed or the potential for litigation challenging the action in federal court.

Litigation challenging the DHS' September 1993 decision to license disposal facility construction and operation has been briefed to the Second District Court of Appeals. Oral arguments will be held in Los Angeles on August 24, 1995.

The Company has received invoices from the Southeast Compact Commission for approximately $1.5 million and a notice that an additional $1.5 million could also be subsequently invoiced. The invoices relate to an access fee for the Barnwell, South Carolina LLRW disposal facility in the Southeast Compact utilized by Quadrex Corporation, the previous parent company of the Recycle Center. The fee for each generator is calculated pursuant to a Commission formula which is based on the historical amount of LLRW shipped to the Barnwell facility by such generator. The Company believes that it did not assume such access fees liabilities relating to pre-acquisition volumes of Quadrex in its asset acquisition of the Recycle Center and that the Company has legitimate defenses to this claim. The Company appealed the Commission's invoices and in February 1995 at an appeal hearing, the Commission again concluded that the full access fees were payable by the Company. As a result of the fee dispute, on March 29, 1995, the Southeast Compact Commission directed the Department of Health and Environmental Control of the State of South Carolina to deny the Company access to the Barnwell, South Carolina LLRW disposal facility. The Company registered an objection to the Commission's action with the Department on the basis of South Carolina law. Subsequently, the State of South Carolina has withdrawn from the Southeast Compact Commission and is providing access to all LLRW generators in the United States except those in North Carolina. The Southeast Compact Commission no longer has regulatory or administrative authority over the Barnwell facility. On May 2, 1995, the Southeast Compact Commission agreed to review a Company settlement proposal and agreed to reinstate access to the Barnwell facility for the Company until a decision is reached. The Company believes it has no material liability in connection with this matter and intends to vigorously defend any material assessment or attempt to deny access to the Barnwell facility.

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

Significant discovery is underway. Based on discovery to date, the Company does not believe that the claims against its subsidiary are meritorious and intends to vigorously defend against such claims. Furthermore, the Company is pursuing a counterclaim to recover sums related to its construction of the on-site landfill.

In November 1994, the Company was named as a defendant in a purported class action lawsuit by former employees of Quadrex that relates to unpaid medical benefits and an underfunded pension plan of Quadrex. Based on information available to it, the Company believes that the aggregate amount of these claims are less than $1 million. The Company purchased the assets of the Quadrex Recycle Center from Quadrex on September 19, 1994. However, the asserted claims in the purported class action were specifically excluded by the purchase agreement pursuant to which the Company purchased the assets of the Recycle Center. Some of the former Quadrex employees on whose behalf the suit was brought are now employees of the Company. In July 1995, the plaintiffs filed a motion seeking class certification and the Company has filed a response requesting the court to deny the plaintiffs' motion. The Company does not believe it has any liability in this matter and intends to contest the matter vigorously. The Company's purchase agreement with Quadrex provides that Quadrex will indemnify the Company for any damages or costs, including legal fees, associated with a claim of this sort. However, because Quadrex filed for bankruptcy protection in February 1995, it is very likely that the Company will not realize the benefits of such indemnification.

In early 1994, the Company received a notice from an individual purporting to own debt secured by certain real property in Midlothian, Texas. The individual alleged that a predecessor of the Company's subsidiary, Texas Ecologists, Inc. caused environmental contamination of the property in the early 1970's. The Company believes it has no liability in connection with the matter and intends to contest the matter vigorously. In connection with its investigation of the matter, the Company also conducted its own assessment of the property with an independent environmental consultant and concluded that any contamination on the property falls below material levels.

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

Due to the Company's current financial condition and liquidity issues, management is unable to conclude that the outcome of these claims, disputes and other matters described above and adjustments, if any, which may result from these matters will not have a material adverse effect on the operations or financial position of the Company.

There have been no other significant changes to any commitments and contingencies as described in Note 11 to the financial statements included in the Company's 1994 Annual Report on Form 10-K.

ITEM 2  Changes in Securities

The Company is prohibited from paying cash dividends pursuant to the credit facility after May 1, 1995.

ITEM 4  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 24, 1995. At such meeting, Jack J. Agresti, George L. Ball, Patricia M. Eckert, John H. Harris, Jr., Edward F. Heil, Jack K. Lemley, Ira J. Kaufman, John J. Scoville and Paul
F. Schutt were elected to serve as directors of the Company for the next year. Subsequently, the Board of Directors expanded the size of the Board to ten members and elected Harry J. Phillips, Jr. to the Board. The appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1995 was ratified.

The voting on such items were as follows:

(1)  Election of Directors

                                                             Voted Against or
                                                   For      Withheld Authority
                                                ---------  --------------------
                         Jack J. Agresti        7,688,592         34,538
                         George L. Ball         7,689,093         34,037
                         John H. Harris, Jr.    7,702,346         20,784
                         Edward F. Heil         7,692,489         30,641
                         Jack K. Lemley         7,690,176         32,954
                         Ira J. Kaufman         7,690,909         32,221
                         Paul F. Schutt         7,692,496         30,634
                         John J. Scoville       7,692,356         30,774
                         Patricia M. Eckert     7,687,668         35,462

(2)  Ratify Appointment of Independent Auditors

                             For    Against  Abstain
                         ---------  -------  -------
                         7,697,783   6,898    11,105

ITEM 6  Exhibits and Reports on Form 8-K

     a. Exhibits

        10.1 Amendment to the American Ecology Corporation 401(K) Savings Plan dated August 15, 1995

        11.1  Statement Re: Computation of Per Share Earnings.

        27    Financial Data Schedule

     b. Reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN  ECOLOGY CORPORATION
                                                       (REGISTRANT)


Date:  August 19, 1995                By:  /s/ Jack K. Lemley
                                        __________________________________
                                        Jack K. Lemley
                                        Chief Executive Officer, President
                                        and Chief Operating Officer


Date:  August 22, 1995                By:  /s/ C. Clifford Wright, Jr.
                                        __________________________________
                                        C. Clifford Wright, Jr.
                                        Vice President,
                                        Chief Financial Officer and Treasurer


Date:  August 22, 1995                By:  /s/ Harry O. Nicodemus, IV
                                        __________________________________
                                        Harry O. Nicodemus, IV
                                        Vice President,
                                        Chief Accounting Officer and Controller