Form 10-Q
period 1995-09-30
AMERICAN ECOLOGY CORP
filed 1995-11-20
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1995


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to ________________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                95-3889638
----------------------------------------   ------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)             Identification Number)


            5333 Westheimer
              Suite 1000
             HOUSTON, TEXAS                              77056-5407
----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)



                                 (713) 624-1900
       ----------------------------------------------------------------
              (Registrants telephone number, including area code)


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   [X]    NO   [ ]


 At October 31, 1995 Registrant had outstanding 7,825,628 shares of its Common
                                     Stock.

PART I   FINANCIAL INFORMATION
------   ---------------------

ITEM 1   Financial Statements

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                September 30,   December 31,
                                                                     1995           1994
                                                                --------------  ------------
ASSETS

Current assets:
 Cash and cash equivalents                                         $  1,711       $    231
 Investment securities                                                  908          1,703
 Receivables - trade and other, net of allowance for
  doubtful accounts of $1,113, and $1,749 respectively               15,929         30,183
 Income tax receivable                                                3,170          1,836
 Deferred income taxes                                                   --            991
 Prepayments and other                                                2,324          2,854
                                                                   --------       --------
  Total current assets                                               24,042         37,798

Cash and investment securities, pledged                              13,262         13,175
Property and equipment, net                                          25,249         30,122
Deferred site development costs                                      45,660         41,239
Intangible assets relating to acquired businesses, net                6,653         31,313
Other assets                                                          4,122          1,792
                                                                   --------       --------
                                                                   $118,988       $155,439
                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                                 $    811       $    850
 Accounts payable                                                    12,678         12,464
 Accrued liabilities                                                 17,091         22,921
                                                                   --------       --------
  Total current liabilities                                          30,580         36,235

Deferred items                                                       19,945         18,666
Long term debt, excluding current portion                            35,299         33,493

Commitments and contingencies

Shareholders' equity:
 Convertible preferred stock, $.01 par value,
  1,000,000 shares authorized, none issued                               --             --
 8 3/8% series D cumulative convertible preferred stock, $.01 par value, 1,056,240 shares authorized, 71,579 and 0
  shares issued and outstanding, respectively (liquidation
  preference of $3,400)                                                   1             --
 Common stock, $.01 par value, 20,000,000
  shares authorized, 7,825,628 and 7,818,828
  shares issued and outstanding, respectively                            78             78
 Additional paid-in capital                                          45,185         41,837
 Unrealized gain (loss) on securities available for sale               (371)            43
 Retained earnings (deficit)                                        (11,729)        25,087
                                                                   --------       --------
  Total shareholders' equity                                         33,164         67,045
                                                                   --------       --------
                                                                   $118,988       $155,439
                                                                   ========       ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)



                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                     ----------------------   -------------------
                                                         1995      1994         1995       1994
                                                     ----------  ---------   ----------  --------

Revenues                                                $14,881    $14,146    $ 51,013   $47,077
Operating costs                                          14,045      9,575      51,718    35,122
                                                        -------    -------    --------   -------

Gross profit (loss)                                         836      4,571        (705)   11,955
Selling, general and administrative expenses              3,369      2,861      13,213     8,167
Impairment losses on long-lived assets                       --         --      27,153        --
                                                        -------    -------    --------   -------

Income (loss) from operations                            (2,533)     1,710     (41,071)    3,788
Investment (income) loss                                    (54)        13        (386)     (326)
                                                        -------    -------    --------   -------

Income (loss) before income taxes                        (2,479)     1,697     (40,685)    4,114
Income tax provision (benefit)                             (247)       628      (4,068)    1,522
                                                        -------    -------    --------   -------

Net income (loss)                                       $(2,232)   $ 1,069    $(36,617)  $ 2,592
                                                        =======    =======    ========   =======

Net income (loss) per share, primary                    $  (.29)   $   .14    $  (4.68)  $   .33
                                                        =======    =======    ========   =======

Dividends paid per common share                         $    --    $  .025    $   .025   $  .075
                                                        =======    =======    ========   =======

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                            Nine Months Ended September 30,
                                                           ---------------------------------
                                                                 1995             1994
                                                           ----------------  ---------------
Cash flows from operating activities:
 Net income (loss)                                                $(36,617)        $  2,592
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Impairment losses on long-lived assets                            27,153               --
  Depreciation and amortization                                      6,001            4,253
  Deferred income tax provision                                        393            2,298
  Gain on sale of assets                                              (493)             (46)
 Changes in assets and liabilities
  Receivables                                                       12,993            4,237
  Investment securities classified as trading                         (727)             (78)
  Other assets                                                      (1,869)          (2,999)
  Other liabilities                                                 (3,064)          (4,303)
  Deferred site maintenance                                         (1,153)          (7,150)
                                                                  --------         --------
   Total adjustments                                                39,234           (3,788)
                                                                  --------         --------

Net cash provided by (used in) operating activities                  2,617           (1,196)
                                                                  --------         --------

Cash flows from investing activities:
 Capital expenditures                                               (2,450)          (2,938)
 Site development costs, including capitalized interest             (4,421)          (2,895)
 Payments for business acquired                                         --          (17,796)
 Proceeds from sales of property and equipment                         966              275
 Proceeds from sales of investment securities                          214               --
 Transfers from cash and investment securities, pledged                640            1,483
                                                                  --------         --------
Net cash used in investing activities                               (5,051)         (21,871)
                                                                  --------         --------

Cash flows from financing activities:
 Proceeds from issuances of indebtedness                            23,635           38,425
 Repayments of indebtedness                                        (22,868)         (18,870)
 Proceeds from common stock issuances                                   20              301
 Proceeds from preferred stock issuances                             3,322               --
 Payment of cash dividends                                            (195)            (585)
                                                                  --------         --------
Net cash provided by financing activities                            3,914           19,271
                                                                  --------         --------

Increase (decrease) in cash and cash equivalents                     1,480           (3,796)
Cash and cash equivalents at beginning of period                       231            4,416
                                                                  --------         --------
Cash and cash equivalents at end of period                        $  1,711         $    620
                                                                  ========         ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest, net of amounts capitalized                            $     --         $      7
  Income taxes                                                          97               80

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

NOTE 2.  LONG-TERM DEBT

The Company and its bank lender amended the existing credit facility ("Credit Agreement") effective June 30, 1995, to extend the maturity of the Credit Agreement to December 31, 1998, and to modify other terms. The Credit Agreement is comprised of a $27,000,000 term loan, an $8,000,000 revolving loan subject to a borrowing base of trade accounts receivable, and a $5,000,000 letter of credit facility. The loans accrue interest at bank prime plus a margin of one percent. The margin on the loans increases by one quarter of one percent quarterly subject to reductions based on the Company's aggregate repayments of principal. Interest is payable monthly at prime and the marginal interest is deferred into a promissory note as described below. Term loan principal repayments are due upon the occurrence of certain contingent events including the opening of the Ward Valley facility and sales of assets. The Credit Agreement is secured by substantially all of the Company's assets and includes maintenance of financial covenants relating to cash flows and net worth. The Credit Agreement restricts the Company from additional borrowings, prohibits payment of dividends on common stock, and limits capital expenditures. As of September 30, 1995, the Company had borrowings of $33,982,000 outstanding under its Credit Agreement. The Company is currently in compliance with the Credit Agreement. While the Company's bank lender has in the past waived defaults by the Company under the Credit Agreement, there can be no assurances that the bank lender will refrain from exercising recourse upon any future noncompliance or default under the Credit Agreement by the Company.

In November 1995, the Company signed a $2,000,000 promissory note payable to its bank lender ("Fee Note") to defer fees owing to the bank for extending the maturity of the Credit Agreement. The balance of the Fee Note was $1,000,000 at closing of the note and will increase for deferred interest payments payable under the Credit Agreement. The Fee Note bears interest at bank prime payable monthly, matures on December 31, 1998, and is entitled to the benefits of the Credit Agreement. The Bank has the option of requiring payment of the Fee Note with shares of the Company's common stock.

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity.

NOTE 3.  SHAREHOLDERS' EQUITY

In September 1995, the Board of Directors of the Company authorized 1,052,640 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. In September 1995, the Company sold 71,579 shares of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the Company's directors ("the Investing Group") and received cash proceeds net of offering expenses of $3,322,000. In October 1995, an additional 12,632 shares were issued with warrants to the Investing Group for approximately $600,000, comprised of $560,000 cash and $40,000 in settlement of a liability to one member of the Investing Group. Additionally, one member of the Investing Group has committed to purchase an additional 21,053 shares with warrants no later than January 5, 1996 for $1,000,000 to be comprised of approximately $865,000 cash and $135,000 in settlement of an employment contract liability. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999.

NOTE 4.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 5.  DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and
capitalized by the Company.   As of September 30, 1995, the Company had deferred
$39,072,000 of pre-operational facility development costs of which $2,863,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional, unrecognized project interest costs of approximately $23,204,000 at September 30, 1995, to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the Central Interstate LLRW Compact. As of September 30, 1995, the Company has contributed and deferred approximately $6,588,000, of which $496,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional, unrecognized project interest costs of approximately $10,000,000 at September 30, 1995, to be included as a component of the rate-base; however, there can be no assurance that all of these amounts will be realized.

The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings. At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained by the State of California. Although the timing and outcome of the matters referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized.

The Company capitalizes interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects and will continue to do so while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the nine month periods ended September 30, 1995 and 1994 was $2,391,000 and $416,000, respectively.

NOTE 6.  NET INCOME (LOSS) PER SHARE

The calculation of net income (loss) per common and common equivalent share for the three and nine months ended September 30, 1995 and 1994, respectively, is as follows:

                                                                   (000's except per share amounts)
                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                      -------------------------     -------------------------
                                                         1995            1994          1995           1994
                                                      ----------       --------     -----------    ----------

Net income (loss)                                       $(2,232)         $1,069        $(36,617)      $2,592
                                                        =======          ======        ========       ======

Weighted average shares outstanding:
 Common shares outstanding at end of period               7,826           7,819           7,826        7,819
 Effect of using weighted average common
  and common equivalent shares outstanding                   --              --              (4)          --
 Effect of shares issuable under stock option
  plans based on the treasury stock method                   --               4              --           11
                                                        -------          ------        --------       ------
  Shares used in computing earnings (loss)
   per share                                              7,826           7,823           7,822        7,830
                                                        =======          ======        ========       ======

Net income (loss) per common equivalent share           $ (.29)          $  .14        $  (4.68)      $  .33
                                                        =======          ======        ========       ======

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 11 to the financial statements included in the Company's 1994 Annual Report on Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company has incurred recurring losses from operations, had a working capital deficit of $6,538,000 as of September 30, 1995, and is currently experiencing difficulty paying its on-going obligations as they become due. The Company has been successful in improving some of its short-term operating results which may help relieve this situation. Of course, the Company cannot be certain about its ability to further improve short-term operating results. The Company's financial statements as of September 30, 1995, do not contain any adjustments to asset carrying amounts or for the amount of liabilities that might result from asset liquidations or discontinued operations. Management's actions and plans to address these issues are as follows:

Credit Agreement
----------------

Effective June 30, 1995, the Company and its bank lender amended the existing Credit Agreement to extend the maturity of the Credit Agreement to December 31, 1998, and to modify certain other terms. A description of the Credit Agreement as so amended is set forth in Note 2 of "Item 1 - Financial Statements". As of September 30, 1995, the Company had available borrowings of $1,018,000 under its Credit Agreement.

Equity Investments
------------------

In September 1995, the Company completed a definitive agreement for $5,000,000 in equity investments to be made by a group of investors comprised principally of members of the Company's directors. A description of the preferred stock and warrants issued is set forth in Note 3 of "Item 1 - Financial Statements". From these equity investments, the Company received net cash proceeds of approximately $3,322,000 in September 1995 and $560,000 in October 1995, and will receive $865,000 no later than January 5, 1996. The funds received to date have been used for general working capital needs.

Strategic Plan
--------------

The Company has adopted a strategic plan focusing on its low-level radioactive waste disposal and processing operations and its chemical waste disposal and processing operations as separate operations. The Company is being reorganized
under those respective divisions.   One purpose of the reorganization is to
facilitate potential strategic alliances with other companies which may provide additional sources of capital and open greater opportunities.

Senior Management Changes
-------------------------

The Company has made substantial senior management changes. These include installation of a new Chief Executive Officer, a new President and Chief Operating Officer, and a new General Counsel, as well as new managers to head the LLRW and chemical waste operations.

Measures to Reduce Costs
------------------------

The Company has taken several steps during the year to reduce costs. These include reducing personnel, among them certain members of senior management, and various sales, operating, and administrative personnel. The Company plans to decentralize responsibility to the LLRW and chemical waste operating groups and transfer most of the functions currently performed at the corporate office to the operating divisions to drastically reduce corporate overhead. Other than the capital required for developing the Ward

Valley facility and for regulatory compliance at the Winona facility, the Company has deferred almost all other capital expenditures planned for 1995. In addition, the Company discontinued certain unprofitable operations including a transportation terminal in Ohio and its related sales offices and the remediation services division in Texas. The Company is also evaluating the viability of certain other operations and their current potential to perform at an acceptable level. As a consequence of the personnel reductions and the reorganization, the corporate office space in Houston, Texas, will be subleased.

The Company believes that it has a viable plan to improve its cost structure and operating results. However, considering, the Company's recent losses and insufficient cash flow from operations, there can be no assurance that this plan will resolve the Company's liquidity problem in a timely fashion. The Company will more likely than not need to raise additional financing or sell assets. There can be no assurance, however, that any such financing or asset sales will be consummated. In either event, the Company may experience increasing cash flow problems which could cause the Company to materially reduce the current level of its operating activities.

For the three months ended September 30, 1995, the Company had negative cash flows from operations of $1,365,000. For the nine months ended September 30, 1995, the Company generated cash from operations of $2,617,000, spent $2,450,000 for capital expenditures, invested $2,030,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $2,391,000 related to the Ward Valley and Butte facilities. The Company realized net proceeds of $966,000 from the sales of excess site equipment at various facilities and sales of transportation equipment primarily from the discontinued transportation business in Ohio.

FUTURE CONSIDERATIONS
---------------------

As a result of the changes to its management and operations in 1995, the Company believes that the future operating results of its existing businesses will improve, although no assurances can be given that such improvements will occur. In addition, the Company expects to receive an income tax refund currently estimated at approximately $4,000,000 during the second quarter of 1996. The Company is also currently negotiating insurance claims relating to the July 1994 fire at the Recycle Center and expects to settle such claims in the near future.

The Company offered an unsolicited proposal in the second quarter of 1995 to the Department of Energy ("DOE") to dispose of large volumes of LLRW from the DOE's Hanford site into the Company's Richland, Washington, facility which is located on the Hanford Reservation. Although the Company believed and still believes the economics of its proposal should be very attractive to the DOE, DOE rejected the Company's proposal. The Company, however, will continue to pursue this opportunity.

See Part II, Item 1, Legal Proceedings - Compact Related Disputes, for an update regarding the status of the land transfer for the proposed Ward Valley LLRW disposal facility.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
----------------------------------------------------------------------

The Company reported a net loss of $2,232,000 for the three months ended September 30, 1995, compared to net income of $1,069,000 for the three months ended September 30, 1994. Exclusive of material unusual events and non-recurring accounting adjustments in both periods, the Company incurred losses from operations of $2,220,000 and $942,000 for the three month periods ended September 30, 1995 and 1994, respectively.

REVENUES
--------

Revenues for the third quarter of 1995 increased $735,000, or 5%, compared to the third quarter of 1994.

Low-level radioactive waste ("LLRW") revenues decreased $291,000. An increase in LLRW revenues of $1,374,000 was attributable to the Recycle Center which was acquired in September 1994. The Company's third quarter revenue from its contract with the Central Interstate Low Level Radioactive Waste Commission decreased by $873,000 as a result of the Company's completion of a contract milestone associated with the Company's Butte, Nebraska facility's license application. When the Butte facility's license is granted, facility development activities and associated revenues will resume. LLRW remediation project revenues decreased $351,000 due to the completion of certain projects. Revenues for the Richland, Washington, disposal facility were $1,100,000 for the quarter, a decrease of $213,000 from the prior year period due to how the timing of regulated revenues are recognized by the facility. Approximately, one-third of the volumes for 1995 are expected to be received by the Richland facility in the fourth quarter of 1995, consequently, one-third of the approximate $5,100,000 regulated revenue requirement is expected to be recognized in the fourth quarter of 1995. Other LLRW revenue decreases of $228,000 are principally related to a decline in the Company's LLRW brokerage services in 1995.

Chemical waste revenues increased $1,026,000. An increase in revenues of $2,852,000 was attributable to the Winona, Texas, facility which was acquired on December 31, 1994. Disposal revenues generated by the Company's chemical waste landfill operation in Beatty, Nevada, increased by approximately $450,000 due principally to volume increases. However, revenues for the Beatty facility decreased overall by $676,000 due principally to a decrease in field services revenues of $1,022,000. Revenues for the 1995 period decreased $1,452,000 due to the discontinuation of unprofitable Midwest transportation operations and unprofitable Gulf Coast remediation services during the first quarter of 1995.

OPERATING COSTS
---------------

Total operating costs increased $4,470,000 for the third quarter of 1995 as compared to the third quarter of 1994 for a variety of reasons. An increase in operating costs of approximately $4,800,000 due to the acquisitions of the Recycle Center and the Winona facility in September and December 1994, respectively. This was offset in part by a reduction in operating costs of approximately $1,500,000 from the discontinuation of the transportation and remediation services businesses during the first quarter of 1995. While the Recycle Center and Winona facility have incurred operating losses since their acquisition, these losses have decreased substantially year to date. The Recycle Center in particular is demonstrating a positive trend in operating results on increased revenues from recapturing a portion of the market share lost prior to being acquired. In addition to regaining market share and leveraging its niche technical services, the Recycle Center intends to enter relatively high margin service markets such as scanning potentially radioactive soils and then disposing of them.

Other decreases in operating costs resulted from the decline in site development activities related to the Butte facility, decreases in subcontracted field services and transportation costs at the Beatty facility, and decreases in LLRW brokerage and remedial services. The operating margins of the Beatty and Robstown chemical disposal facilities were consistent between the 1995 and 1994 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For the quarter ended September 30, 1995 selling, general and administrative expenses ("SG&A") increased $508,000 as compared to the quarter ended September 30, 1994. Included in the SG&A for the third quarter of 1995 was a non-recurring charge of $313,000 for severance costs related to terminating certain corporate senior management.

During the same period, corporate overhead decreased by approximately $360,000 due to reductions in corporate personnel, a decrease in amortization of deferred debt issuance costs and other cost saving measures taken by the Company in 1995 as described under the caption Capital Resources and Liquidity.

INVESTMENT INCOME
-----------------

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio classified as trading securities. As of September 30, 1995, the Company reported an unrealized loss of $412,000, ($371,000 net of tax), on securities available-for-sale as a component of shareholders' equity. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized.

INCOME TAXES
------------

For the three months and nine months ended September 30, 1995, the Company reported an effective income tax benefit rate of 10% compared to an effective tax rate of 37% for the comparable 1994 periods. The 1995 tax benefit rate is substantially lower than the statutory rates due to the significant portion of the year's loss attributable to non-deductible goodwill writedowns and to the Company's inability to recognize deferred tax benefits for net operating loss carryforwards.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
---------------------------------------------------------------------

The Company reported a net loss of $36,617,000 for the nine months ended September 30, 1995 compared to net income of $2,592,000 for the nine months ended September 30, 1994. The 1995 results included pretax charges totaling $31,188,000 for unusual events and non-recurring adjustments of which $27,153,000 related to impairment losses on long-lived assets. Exclusive of material unusual events and non-recurring accounting adjustments in both periods, the Company incurred losses from operations of $9,883,000 and $667,000 for the nine month periods ended September 30, 1995 and 1994, respectively.

Approximately $5,200,000 of the increase in the adjusted loss from operations for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is attributable to the operating results of the Recycle Center and the Winona facility which were acquired in September and December 1994, respectively.

REVENUES
--------

Revenues for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, increased $3,936,000, or 8%.

LLRW revenues increased $153,000 for the 1995 period as compared to the 1994 period. A $5,071,000 increase in revenues was attributable to the Recycle Center due to recognizing nine months of operations in 1995 versus one partial month during the third quarter of 1994. LLRW brokerage services decreased $2,625,000 due to the closing of the Barnwell, South Carolina, disposal facility for the period from January to June 1995. Additionally, LLRW remediation project revenues decreased $1,456,000 from the 1994 period due to the completion of certain projects. Revenues from the naturally occurring radioactive materials ("NORM") disposal business increased $1,313,000 for the 1995 period due to the successful penetration of the NORM disposal market in late 1994 and the completion of several large disposal contracts during the first quarter of 1995. Revenues for the Richland, Washington, disposal facility decreased $803,000 due to the way regulated revenues are recognized by the facility. Approximately one-third of the volumes for 1995 are expected to be received by the Richland facility in the fourth quarter of 1995, consequently, one-third of the approximate $5,100,000 regulated revenue requirement is expected to be recognized in the fourth quarter of 1995. A decrease in revenues of $1,081,000 resulted from the Company's completion of a contract milestone with the Central Interstate Low-Level Radioactive Waste Commission in early 1995. When the Butte facility's license is granted, facility development activities and associated revenues will resume.

Chemical waste revenues increased $3,858,000 for the 1995 period as compared to the 1994 period for a variety of reasons. A $8,619,000 increase in revenues was attributable to the Winona facility which was acquired on December 31, 1994.
The discontinuation of Midwest transportation operations and Gulf Coast remediation services during the first quarter of 1995 resulted in decreased revenues of $3,800,000. Disposal and related transportation and field services revenues at the Beatty, Nevada, disposal facility, the Robstown, Texas, disposal facility, and Gulf Coast transportation operations decreased $1,458,000 due to a 25% decline in disposal volumes, offset in part by higher average disposal prices. In 1995, the Company realized net gains of $493,000 on sales of excess disposal and transportation equipment which has been recognized as revenues.

OPERATING COSTS
---------------

Total operating costs increased $16,596,000 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Operating costs for the 1995 period included non-recurring charges totaling $1,112,000. These were comprised of (1) $547,000 charge for an estimated settlement for backpay for certain union employees of the Quadrex Recycle Center and for severance costs of certain Recycle Center employees, (2) a charge of $260,000 for the excess of carrying value over the estimated net realizable value of real property held for sale, (3) charges totaling $230,000 for writedowns of permit costs associated with the discontinued transportation and remediation services businesses and for the estimated litigation expenses associated with claims against WPI, and (4) a $75,000 charge to accrue the costs of relocating the LLRW brokerage, packaging, and transportation business office from Ohio to the Recycle Center.

Operating costs for the 1994 period were reduced by $3,980,000 which was comprised of (1) $3,065,000 of deferred site maintenance accrual reversals due to changes in current cost estimates, (2) a $1,000,000 settlement in favor of the Company with the Commonwealth of Kentucky regarding the Maxey Flats LLRW disposal site, and (3) insurance settlements of $328,000 relating to medical claims and environmental costs of the Company's closed Sheffield and Maxey Flats sites. These items were offset in part by a writedown of $211,000 in permitting costs for a canceled project at the Robstown facility and a write-off of $202,000 for airspace purchased in 1993 from American Nuclear which declared bankruptcy. Exclusive of these amounts, operating costs were 99% and 83% of revenues for the nine months ended September 30, 1995 and 1994, respectively.

An increase in operating costs of approximately $17,300,000 for the 1995 period as compared to the 1994 period was due to the acquisitions of the Recycle Center and the Winona facility in September and December 1994, respectively. This was offset by a reduction in operating costs of approximately $3,200,000 due to the discontinuation of the transportation and remediation services businesses during the first quarter of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 1995 were $13,213,000 compared to $8,167,000 for the nine months ended September 30, 1994. Included in SG&A for the 1995 period are charges for several unusual events and non-recurring accounting adjustments which increased SG&A by $2,723,000. These charges related principally to severance for certain corporate executives and other corporate personnel, recognition of a loss for a portion of the corporate office lease and furniture which is in process of being subleased, and a writedown of deferred debt issuance costs related to the bank credit facility which was amended effective June 30, 1995. Exclusive of these charges, SG&A was $10,490,000, an increase of $2,323,000 as compared to the 1994 period. This increase was due principally to selling costs of $1,629,000 and goodwill amortization of $506,000 related to the Recycle Center and the Winona facility acquisitions in September and December 1994, respectively, amortization of deferred debt issuance costs of $350,000, and an increase in professional fees due to changes in senior management.

As a result of the impairment losses on long-lived assets recognized in the second quarter of 1995, future goodwill amortization is expected to be reduced by approximately $1,040,000 annually. As part of corporate overhead cost reduction efforts, the Company is in the process of subleasing the corporate office space and relocating the remaining corporate personnel. The estimated loss of the lease obligation for the unused portion of the office space and furniture was recognized as of June 30, 1995. Additional losses for the remainder of the office space lease will likely be recognized as of December 31, 1995.

PART II  OTHER INFORMATION
-------  -----------------

ITEM 1   Legal Proceedings

Richland, Washington Facility. In 1964, the Washington Department of Ecology ("WDOE") leased from the US Department of Energy ("DOE") a 1,000 acre portion of the Hanford Reservation. In 1965, the WDOE subleased 100 acres of that property to the Company for use as a LLRW disposal facility under the regulation of the Washington Department of Health pursuant to the Atomic Energy Act. In 1990, the DOE applied to the EPA for a permit under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and other laws and regulations to obtain the appropriate regulatory approvals needed to proceed with the environmental cleanup of the Hanford Reservation. In 1994, the Environmental Protection Agency ("EPA") issued a corrective action permit that includes most of the land owned by the DOE at the Hanford Reservation, including that portion leased to WDOE, which includes the 100 acres subleased to the Company for its LLRW disposal facility. Since the Company's Richland facility is located on land owned by DOE, the EPA considered the Company's disposal site to be part of the "facility" covered by the RCRA permit. Thirteen trenches at the Company's LLRW disposal facility have been included in the final permit as solid waste management units which will require further investigation to determine whether releases of any hazardous wastes or constituents have occurred. Because portions of the Company's facility remain included in the final permit issued to the DOE, the Company is potentially subject to proposed permit conditions for site investigation and possible cleanup should any releases be discovered even though the Company is not a permittee and though it was not involved in the activities contributing to the DOE Hanford facility contamination that are the subject of the DOE Hanford consent order. It is the Company's opinion that it has legal defenses to the inclusion of its Hanford site in the DOE permit and to any corrective action relating to the LLRW disposal facility that may be proposed pursuant to the DOE permit. Both the Company and the DOE have appealed to the Environmental Appeals Board ("EAB") of the EPA the terms of the permit that apply to any of the Company's facilities. That appeal has been stayed during protracted negotiations with EPA, DOE, Washington Department of Ecology ("WDOE") and, Washington Department of Health. The purpose of the negotiations is to determine whether an agreeable process for site investigation can be negotiated. It appears at this time that all parties will agree upon a method of sampling below certain trenches and testing those samples for hazardous constituents under RCRA. All parties to the appeal before the EAB requested a two year stay while the negotiations are completed and the Company conducts the site investigation. The EAB recently issued an order dismissing the Company's appeal without prejudice to raising the identical issues in any subsequent appeal and remanding the matter to EPA to modify the permit if necessary. The order specifically allows any party to resume the appeal if negotiations fail. EPA does not believe a modification is necessary (thereby alleviating the need for the Company to file another appeal at this time). If the site investigation occurs, there are two possible results. The first possibility is that nothing is found and no further action is necessary. The second possibility is that hazardous components have moved to certain depths below the trenches, in which case, some corrective action will be proposed by EPA or WDOE. There is a wide range of possibilities, but the Company would most likely propose merely capping the trenches and monitoring the situation which is already contemplated in the Company's proposed closure plan. As of September 30, 1995, the Company had not recognized any liability in its financial statements for any costs associated with the site investigation.

The Company was assessed a substantial property tax increase by the Benton County Assessor's Office and has filed suit challenging the property tax increase imposed by the Benton County Assessor on improvements at the Company's leased disposal facility on the Hanford Reservation. The County Treasurer issued a tax statement based upon these assessments for payments covering the years 1989, 1990 and 1991, which totaled $1.7 million. The Company sued Benton County and the Assessor and Treasurer to enjoin them from collecting these taxes. An injunction was granted by the superior court but overturned by the state Court of Appeals which ruled that the Company should first pursue its administrative remedies.

Accordingly, the Company has prosecuted its appeals to the State Board of Tax Appeals. A hearing was held on November 1, 1995, and a decision is expected shortly.

The Company is the plaintiff in a lawsuit currently pending in Washington State. The lawsuit concerns a regulation amended by the Washington State Department of Health in July of 1995. The new regulation severely limits the Company's ability to accept naturally occurring and accelerator produced radioactive material waste (NORM/NARM wastes) at its waste disposal site in Richland, Washington. The Company leases the site for its waste disposal facility from the State of Washington for the stated purpose of operating a low level radioactive waste site. NORM waste has been an important source of revenue for the Company at Richland in the last several years. Because of the regulation's impropriety and its potential economic impact on the Company, the Company decided to vigorously challenge the regulation. A complaint was filed on September 6, 1995, in the Superior Court of the State of Washington for the County of Thurston. The complaint's first count alleges that certain officials of the Washington State Department of Health promulgated the regulation ultra vires, outside the scope of their statutory authority, and in bad faith, thereby tortiously interfering with the contractual relationship between the State of Washington and the Company. The second count is against the Washington State Department of Health and alleges that the regulation lacks statutory authority, is arbitrary and capricious, not promulgated in compliance with pertinent rulemaking procedures, and violates various Washington State constitutional provisions.

The rates charged by the Richland facility are set by the Washington Utility Transportation ("WUTC"). In 1994 and 1995 the Company negotiated a settlement with waste generators that was approved by the WUTC establishing the rates for those two years. The rates for 1996 were to be set by the WUTC through a rate setting procedure. The WUTC required that the parties meet to negotiate a settlement, if possible. The negotiations within the "collaborative group" resulted in a settlement, which was approved by the WUTC in September 1995. The settlement relates to rate design and rate-setting methodology issues. Among other things, the settlement adopts a rate-making formula that will allow the Company to revise its rates annually to reflect actual quantities of waste disposed at the site and changes in inflation. The settlement also preserves the 29% operating margin approved by the WUTC in an earlier proceeding. The settlement does not resolve the issue of the Company's overall revenue requirement at the Richland site, which is to be determined in hearings before the WUTC later this year. The Company filed its proposed rates in May 1995, seeking a $6.498 million revenue requirement for the site. Opposing testimony was recently filed by Commission Staff and intervenors which proposes downward adjustments to that figure. Hearings are scheduled for early December, with a Commission ruling in February 1996.

Compact Related Disputes. The Company is involved in numerous challenges and legal proceedings in connection with its siting efforts for LLRW facilities for the Southwest Compact and Central Interstate Compact. For a description of these proceedings, see "Business - Low-Level Radioactive Waste Services - Disposal Services - Ward Valley, California Facility" and "- Butte, Nebraska Facility" in the Company' 1994 Annual Report on Form 10-K.

In an October 5, 1995 ruling, California's Second District Court of Appeals reversed a trial court judgment requiring that the Ward Valley disposal facility license approval and related actions be set aside and reconsidered in light of a scientific report discussing the possibility of contamination of the Colorado River. The Court concluded that there was insufficient basis to remand the matter, and that petitioners' other grounds for setting aside the state's approval of the project were correctly determined by the trial court to be without merit. The trial court was directed to enter judgment denying the petition for writ of mandate, effectively reinstating the Company's license to construct and operate the disposal facility subject to completion of the federal land transfer. A request for reconsideration filed by project opponents was denied by the Court of Appeal. Opponents may now petition the California Supreme Court to review the case The state Supreme Court has discretion to accept or deny such a petition. The Company intends to oppose such review. The primary remaining action is the transfer of federal lands to state ownership. Due to the site's presence in designated critical habitat of the desert tortoise, a federally listed "threatened" species review under the Endangered Species Act must precede any final agency decision to transfer the land. Following formal consultation with the Bureau of Land Management and the U.S. EPA, the U.S. Fish and Wildlife Service issued a biological opinion concluding that the proposed land transfer and related project development "is not likely to jeopardize the continued existence of the desert tortoise or result in the destruction or adverse modification of critical habitat." Following the May 31, 1995 announcement from the Department of Interior of its intention to transfer the property subject to certain state assurances, the Department of Interior and the State of California entered negotiations on an agreement specifying the conditions under which the transfer would occur. The Governor has objected to proposed conditions which would involve a continuing review role by the Department of Interior following the transfer, and has written members of Congress requesting that the property be conveyed to California through legislation. Transfer legislation has subsequently been introduced in the U.S. Congress which, if enacted, would also limit the scope of potential legal challenges to the transfer. Prior to disposal unit construction, a construction authorization is required from the U.S. EPA pursuant to federal Clean Air Act National Emission Standards for Hazardous Air Pollutants. The Company has submitted compliance documentation to U.S. EPA, which has delayed action pending completion of consultation with the Fish and Wildlife Service regarding desert tortoise impacts, Final agency action is anticipated based on completion of the consultation. The Company believes the land will be transferred and the U.S. EPA construction authorization will be granted. It cannot accurately predict when or by what mechanism the land transfer will be completed or the potential for litigation challenging these actions in federal court or otherwise. It also cannot predict the final disposition of challenges to its license in the California Supreme Court.

On August 22, 1995 the Company and the Southeast Compact Commission reached a mutually acceptable agreement on past access fee assessments incurred by Quadrex Corporation, the previous parent company of the Recycle Center. The Company had received and objected to invoices from the Southeast Compact for approximately $1.5 million and a notice that an additional $1.5 million could also be subsequently invoiced. In disputing the assessment fees the Company argued that the fees were calculated on abnormal past waste volumes shipped to the Barnwell, South Carolina disposal facility. The assessment calculations included extraordinary cleanup events at the Quadrex facility that were not indicative of normal operations. At the August 22, 1995 meeting of the Southeast Compact Commission, the Commission agreed to re-calculate the fee assessment on an average of normal historical waste disposal volumes. This action resulted in a total access fee liability of $206,156 which the Company has agreed to pay. The Company had previously recognized this liability in its consolidated financial statements.

Winona, Texas Facility. The Company purchased the stock of Gibraltar Chemical Resources, Inc. ("Gibraltar"), since renamed American Ecology Environmental Services Corporation, from Mobley Environmental Services, Inc. ("Mobley") on December 31, 1994. The Company's stock purchase agreement with Mobley provides that Mobley will indemnify the Company, without limitation as to amount, for any damages or costs, including legal fees, associated with certain pre-closing liabilities, including the claims set forth hereunder. Pursuant to its stock purchase agreement with Mobley, the Company has also been named as an additional insured for pre-closing claims under Mobley's pollution liability insurance policy. The policy has a $10 million aggregate limit and a $5 million per loss limit.

Permit renewal filings were made for the Winona, Texas facility in November, 1994, and the hearing on the renewal has been set to commence on November 28, 1995. The renewal of these permits is required under Part B of the Federal Resource Conservation and Recovery Act and other environmental regulatory laws. There is active opposition in the local area to the renewal of these permits. This matter will be determined by the Texas Natural Resource Conservation Commission, and the Company would not expect a final determination any earlier than late 1996. If these permits are not ultimately renewed, such result could have a material adverse effect on the Company's consolidated financial position and results of operations.

Four lawsuits, including one purported class action, were filed against Gibraltar, in 1992 and 1993, which are pending in State District Court in Smith County, Texas, by certain persons in Winona, Texas. In August 1995, another lawsuit was filed in Dallas county, Texas by other Winona citizens. The suits assert various theories of liability, including subsurface trespass, nuisance per se, negligence, gross negligence, and fraudulent concealment for alleged air emissions. The suits also allege that the plaintiffs have experienced personal injuries, diminution in property values, and other economic losses which are alleged to have been caused by operation of the Winona facility. The plaintiffs assert various grounds for recovery, and seek unspecified actual and punitive damages. In September 1994, a federal lawsuit was filed under the Eastern District of Texas by the Winona Citizens group seeking regulatory enforcement through the court. This suit seeks to enjoin the facility from operations and have penalties imposed. This suit alleges that the State of Texas has not properly enforced regulatory requirements against the facility. The Company disputes the material allegations of the plaintiffs' suits and intends to vigorously defend this litigation. To date, the Company and Mobley have settled certain of the plaintiffs' claims in these actions for amounts that were not material and which were funded by the Mobley insurance policy referred to above. On August 4, 1995, a jury in one of the lawsuits found that the Company's Winona facility did not use or possess the plaintiffs' property and awarded nothing in damage.

In 1992, a citizens group filed a petition with the Texas Natural Resource Conservation Commission ("TNRCC") for revocation of the Winona facility's deepwell permits alleging that a geological fault exists in the vicinity of the Winona facility's deepwells and other alleged grounds. The EPA has previously concluded in its proceedings relating to the Winona facility's second injection well that no such fault exists. There has been a recent filing with TNRCC by the opponents asking that there be a decision made on the revocation request. At this time we know of no response by the agency to that filing. The Company believes the petition is without merit.

Other Litigation. In November 1994, the Company was named as a Defendant in a purported class action lawsuit by former employees of Quadrex that relates to unpaid medical benefits and an underfunded pension plan of Quadrex. Based on information available to it, the Company believes that the aggregate amount of these claims are less than $1 million. The Company purchased the assets of the Quadrex Recycle Center from Quadrex on September 19, 1994. However, the asserted claims in the purported class action were specifically excluded by the purchase agreement pursuant to which the Company purchased the assets of the Recycle Center. Some of the former Quadrex employees on whose behalf the suit was brought are now employees of the Company. The Complaint filed by the plaintiffs has been amended, and they are asserting their claims pursuant to the Employee Retirement Income Security Act (ERISA) and the Labor Management Relations Act (LMRA). They have also asserted a state law lien claim. In July 1995 the plaintiffs filed a motion seeking class certification and the Company has filed a response requesting the court to deny the plaintiffs' motion. The Company is denying any liability in this matter. The Company has filed a motion to dismiss the state lien law claim, which was the original claim filed against the Company by the plaintiffs. However, as of yet, the Court has not decided that motion. The Company's purchase agreement with Quadrex provides that Quadrex will indemnify the Company for any damages or costs, including legal fees, associated with a claim of this sort. However, because Quadrex has filed for bankruptcy protection in February of 1995, it is very likely that the Company will not realize the benefits of such indemnification.

A hearing is currently scheduled on December 12, 1995 before an administrative law judge of the National Labor Relations Board (NLRB) relating to an unfair labor practice complaint issued by a Regional Director for the NLRB. The Complaint alleges that the Company and Quadrex have operated as joint employers at the Oak Ridge, Tennessee facility during the period April 8, 1994 to September 1, 1994. As a result of this contention, the NLRB asserts that the Company was obligated at all times since April 8, 1994 to assume and abide by the collective bargaining agreement negotiated by the Union and Quadrex. If the NLRB prevails in this action, the Company will be liable for any and all variances from the collective bargaining agreement since April 8, 1994. The Company recognized a liability of $447,000 in its consolidated financial statements as of June 30, 1995 for the estimated settlement of this claim.

Other Matters. In 1992, the U.S. EPA initiated an administrative enforcement action against US Ecology and alleged in its complaint that the Company had failed to comply with certain regulatory requirements to provide financial assurances for closure and post-closure costs as well as liability insurance relating to its hazardous waste management facility in Sheffield, Illinois. The EPA is seeking a penalty of approximately $1 million and ordering compliance. The Company ceased operating that facility in 1983 and it has been undergoing closure and corrective action pursuant to regulatory requirements and a RCRA 3008(h) Consent Order since that time. Because the Sheffield facility has not been an interim status facility under the RCRA regulations since November of 1985, the Company has responded that the interim status regulatory requirements for financial assurance and liability insurance do not apply to the facility. Moreover, the Company has objected to the penalties demanded by U.S. EPA in its complaint as entirely unwarranted. Recently, the administrative law judge has ruled that the Sheffield facility is subject to the RCRA regulatory requirements for financial assurance and liability insurance, notwithstanding its loss of interim status in 1985. The Company has appealed that decision to the Environmental Appeals Board. The penalty amount, if any, has yet to be litigated or decided. Though the outcome of this matter is uncertain, the Company believes these insurance requirements are not applicable to this closed site and intends to vigorously contest this matter.

Since 1987, the Company has been engaged in litigation with many of its former insurers regarding coverage for environmental damages at two facilities formerly operated by the Company. The Company has been seeking coverage for costs arising from its Sheffield, Illinois waste facility which ceased receiving waste in 1983. Most of the defendant-insurers entered into settlement agreements with the Company. Several of the insurers continued to litigate, however, and moved for summary judgment on the grounds that the Company either knew of its loss at the Sheffield facility before the subject insurance policies were issued or failed to notify the insurers of the occurrences at the Sheffield facility as soon as practicable. In September 1995, the Bureau County Circuit Court granted summary judgment in favor of the remaining insurers on grounds of both known loss and late notice. The Company has filed a notice of appeal from that ruling with respect to certain of those insurers.

The Company has been litigating against the same insurers with respect to the Maxey Flats waste disposal facility which the Company operated in Kentucky through the mid-1970s. All but two of the insurers have entered into settlement agreements with the Company regarding that dispute. The Circuit Court of Jefferson County has denied several major motions of the insurers for summary judgment and discovery is now proceeding with respect to the remaining issues in the litigation.

On October 2, 1995, Boston Edison Company ("Boston Edison") filed a compliant against U.S. Ecology, Inc. (the "Company") in the United States District Court of Massachusetts alleging claims related to the Company's alleged failure to indemnify Boston Edison for various costs arising out of the shipping and burial of waste materials at the Maxey Flats Nuclear Disposal Site. The Company had entered into a series of contracts with Boston Edison to provide radioactive waste disposal services at this site. Boston Edison alleges that the Company breached these contracts because the Company failed to indemnify Boston Edison for its costs. Boston Edison also alleges that the Company committed an unfair and deceptive trade practice in the state of Massachusetts because of its failure to indemnify Boston Edison as required by these contracts. Finally, Boston Edison seeks a declaratory judgement that would set forth the contractual rights and liabilities of the parties. Boston Edison claims $600,000 in past and future costs for the alleged breach of the contracts. It also seeks treble damages equal to three times the acetal damages caused by the Company's alleged violation of the Massachusetts Deceptive Trade Practices Act. At this time, we are not in a position to predict a favorable or unfavorable outcome of this case or the amount of potential loss, if any, which might result to the Company if the outcome in this matter was unfavorable. The Company intends to answer the complaint and defend this action vigorously.

In addition to the above-described litigation the Company and its subsidiaries are involved in various other administrative matters of litigation, including personal injury and other civil actions, as well as other claims, disputes and assessments that could result in additional litigation or other proceedings. The Company and its subsidiaries are also involved in various other environmental matters or proceedings, including permit application proceedings in connection with the establishment, operation, closure and post-closure activities of certain sites, financial assurance requirements, as well as other matters or claims that could result in additional environmental proceedings.

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

                         None

ITEM 6  Exhibits and Reports on Form 8-K

     a.       Exhibits

               11.1 Statement Re: Computation of Per Share Earnings.

               27   Financial Data Schedule

     b.       Reports on Form 8-K

                    Form 8-K of the Company dated September 12, 1995 (reporting a definitive Purchase Agreement providing for the investment of $5,000,000 by a group of directors of the Company)

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN  ECOLOGY CORPORATION
                                             (REGISTRANT)


Date:  November 20, 1995              By: /s/ Jack K. Lemley
                                         ------------------------------------
                                          Jack K. Lemley
                                          Chief Executive Officer


Date:  November 20, 1995              By: /s/ Edmund J. Gorman
                                         ____________________________________
                                          Edmund J. Gorman
                                          President and Chief Operating Officer
                                          (acting Chief Financial Officer)