Form 10-K
period 1995-12-31
AMERICAN ECOLOGY CORP
filed 1996-05-21
CIK 742126

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NUMBER 0-11688

                          AMERICAN ECOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              95-3889638
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

805 W. IDAHO, SUITE #200, BOISE, IDAHO                           83702-8916
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (208) 331-0135

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

                         Yes  (  X  )     No   (     )

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (   ).

  At March 1, 1996, Registrant had outstanding 7,825,628 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $7,233,000 based on the closing price of $3.13 per share as reported on the National Association of Securities Dealers Automated Quotations National Market System. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for 1996 Annual Meeting of Stockholders.
Part III

                                     PART I


ITEM 1.      BUSINESS

  American Ecology Corporation and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context indicates otherwise) provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. Hazardous waste consists primarily of industrial waste, including waste regulated under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and the Toxic Substance Control Act ("TSCA"). Low-level radioactive waste ("LLRW or "low-level waste") consists of materials contaminated with low-levels of radioactivity and is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. In 1995, 62% of the Company's revenues were derived from hazardous waste services and 38% of the Company's revenues were derived from LLRW services.

  The Company generally performs its operations through its wholly owned subsidiaries. The Company's material subsidiaries are: US Ecology, Inc., a California corporation ("US Ecology"), Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"); American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"), American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"), and American Liability and Excess Insurance Company, a Vermont corporation.

  The Company and its predecessors have been in business for over 40 years. The Company was originally incorporated in California in October 1983. In May 1987, the Company was reincorporated as a Delaware corporation by merger into a newly formed wholly-owned subsidiary incorporated in Delaware for that purpose.

HAZARDOUS WASTE SERVICES

  The Company provides a variety of hazardous waste management services to its customers including stabilization, solid waste disposal, aqueous waste disposal, fuels blending, transportation, brokerage and solvent recovery. The Company's customers are generally in the chemical, petroleum, pharmaceutical, manufacturing, electronics and transportation industries.

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

  STABILIZATION AND DISPOSAL SERVICES

  The Company operates two of the eighteen commercial hazardous waste landfill disposal sites in the United States. The facilities are located in Robstown, Texas and Beatty, Nevada. In addition, the Company also operates one of the nation's nine commercial deepwell disposal facilities, located in Winona, Texas. These operations primarily serve the needs of hazardous waste generators in the Gulf Coast and West Coast regions of the country.

  The Robstown and Beatty facilities may dispose of only solid wastes, but both facilities also have the ability to treat and stabilize waste prior to disposal and operate transfer and staging facilities for delivery of containerized waste for off-site disposals. Stabilization involves the mixing of sludges and certain wet wastes with cement, lime or other solidifying and stabilizing agents to prevent leaching under acidic conditions. These facilities are sited, designed, constructed, operated and monitored to provide long-term containment of the waste in accordance with regulatory requirements. The Winona deepwell disposal system accepts only liquid wastes. The Company also maintains two closed landfills in Sheffield, Illinois. See "Closed Facilities" for more detailed information about these closed facilities. The following sections describe the Company's active hazardous waste disposal facilities.

  Beatty, Nevada Facility. The Company's Beatty, Nevada hazardous waste landfill site is located on 80 acres of land 11 miles southeast of Beatty, Nevada in the Amargosa Desert, approximately 100 miles northwest of Las Vegas and 8 miles northeast of Death Valley and the California border. The Company leases the site from the State of Nevada pursuant to a 1977 lease which provides for an initial 20-year term, with a 10-year option for renewal. The waste site is operated under license from the State of Nevada. The State of Nevada charges waste fees which are deposited in state maintained trust funds for closure and perpetual care and maintenance. These funds contained approximately $11.2 million as of December 31, 1995.

  The facility has approximately 1.5 million cubic yards of remaining capacity. In 1995, 1994 and 1993, 131,000, 202,000 and 147,000 cubic yards of waste,
respectively, were disposed of at the facility.   The hazardous waste site was
opened in 1970 and operates under authority from the Nevada Department of Conservation and Natural Resources and the Environmental Protection Agency's ("EPA") Region IX. It is also subject to regulations of the U.S. Department of Transportation ("DOT") relating to methods of handling, packaging and transporting chemical waste. Disposal operations at the Beatty site involve stabilization of certain wastes to meet land disposal criteria, and the burial of chemical waste in secure landfill cells which are engineered, constructed, operated and monitored so as to provide for the long-term containment of the waste. During 1988, the Beatty site received its RCRA Part B permit from the EPA and the State of Nevada.

  The Beatty site is one of seven landfill sites in the United States which are authorized by the EPA under TSCA to receive and dispose of certain types of solid polychlorinated biphenyls ("PCBs"). This authority was issued jointly to the Company and the State of Nevada by EPA Region IX. The disposal of PCBs accounted for approximately 22% and 21% of the Beatty site's total volumes in 1995 and 1994, respectively. In 1995, the Company was issued a five-year renewal permit which allows the Company to continue to dispose of non-liquid PCBs at the Beatty site. In 1990, the Company received written confirmation from the EPA that the Beatty site was currently authorized to accept CERCLA clean-up waste for disposal.

  Robstown, Texas Facility. The Company owns 400 acres of land near Robstown, Texas, located 15 miles west of Corpus Christi, and operates a hazardous waste disposal site on 240 acres of the land. The site is operated under the regulations of, and a permit issued by, the Texas Natural Resource Conservation Commission ("TNRCC"). In addition to TNRCC regulation, the site is subject to EPA and DOT regulation. In 1988, the Robstown site received its RCRA Part B permit. Disposal operations at the Robstown site involve the burial of hazardous waste in secure landfill cells which are engineered, constructed, operated, and monitored so as to provide for the long-term containment of the waste. The landfill is currently developing a 100,000 cubic yard landfill to dispose of non-hazardous waste which should greatly improve profit margins by allowing disposal in less expensive cell space.

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

  The facility is currently the only operating commercial landfill in Texas with a RCRA Part B hazardous waste disposal permit. The facility serves a wide range of industries including refining, petrochemical, agricultural and manufacturing. In operation since 1972, the facility has disposed of more than 840,000 cubic yards of hazardous waste and there are approximately 3 million cubic yards of remaining capacity. In 1995, 1994 and 1993, 47,000, 68,000 and 47,000 cubic yards of waste, respectively, were disposed of at the facility.

  Winona, Texas Facility. The Winona facility is a 620 acre fuels blending and solvent recycling facility with two hazardous waste deepwells. The first deepwell has been in operation since 1981 and currently can accept waste at a rate of 70 gallons per minute. The deepwell accepts both hazardous and non-hazardous liquid industrial wastes that are not suitable for recycling or landfill disposal. The deepwell accepts aqueous wastestreams, including spent acids, landfill leachates, rinse water, storm water from contaminated containment areas, and wastewaters with heavy metal content. Wastes remaining from the facility's fuels blending and solvent recycling processes are also injected into its deepwell. The second deepwell, which was constructed in 1991, received final EPA approval and commenced operation on March 14, 1996. The second deepwell has a capacity of 200 gallons per minute and will expand the facility's capacity and increase its flexibility in handling wastestreams. The facility's permits allow receipt of most categories of liquid wastes except for PCBs, dioxins, radioactive materials, and biological wastes. Prior to the injection of any wastes, the facility's laboratory conducts tests on the wastes to ensure that the materials are compatible with the geological characteristics of the formation surrounding the Company's two hazardous waste deepwells. In 1995, 1994 and 1993, 10 million, 11 million and 12 million gallons of waste, respectively, were disposed of at the facility.

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

  TRANSPORTATION SERVICES

  General. As a complement to its disposal operations, the Company also offers hazardous waste transportation services to its customers. The Company's waste transportation operations focus on the Gulf Coast market. The Company transports both hazardous and non-hazardous solid and liquid wastes generally by truck or trailer from a waste site to a disposal or treatment facility, such as a landfill or incinerator. Hazardous waste is transported by the Company primarily in specially-constructed vehicles designed to comply with applicable regulations and specifications of the DOT. The Company's hazardous waste fleet includes 45 trucks or tractors, 318 roll-off containers and 82 trailers. Liquid waste is frequently transported in bulk, but also may be transported in drums. Heavier sludges and bulk solids are transported in sealed roll-off boxes or bulk trailers.

  The Company operates a scheduled, containerized hazardous waste collection service in the Gulf Coast market called Surecycle(R), which provides small quantity generators with comprehensive waste management services that includes waste analysis, technical advice, labeling, manifesting, collecting, transporting, treating and disposing of hazardous wastes. An important feature of the Surecycle(R) program is the use of intermediate bulk containers as a replacement for drums in many applications.

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

  The Company receives waste in bulk shipments through specialized containers that are picked up at the customer's site, placed on rail for shipment to the railroad's transfer facility and then delivered to the Winona facility. This method of transportation is more efficient for long-distance shipments than truck transportation. The Winona facility maintains a rail spur transhipment facility nearby that provides the capability of transferring certain wastes from railcar to the facility.

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

   The LLRW services market is generally composed of three segments: (i) disposal, including both commercial and government markets, (ii) commercial processing and volume reduction, and (iii) government services. The Company operates in all three of these segments. The Company's LLRW disposal activities involve the operation of a landfill site on government owned land near Richland, Washington. The Company's LLRW commercial processing and volume reduction services include both fixed base processing facilities and service capabilities located at the Oak Ridge, Tennessee Recycle Center. The government services segment activities includes processing, volume reduction and disposal, at US Department of Energy ("DOE") and US Department of Defense ("DOD") locations. The Recycle Center provides these services and intends to pursue these DOE and DOD markets.

  THE COMPACT SYSTEM

  The Low-Level radioactive Waste Policy Act of 1980 and the Low-Level Radioactive Policy Amendments of 1985 (collectively, the "Low-Level Act") established the general framework for the management of commercial LLRW disposal facilities. The Low-Level act created incentives for states to form formal regional alliances ("compacts") as ratified by the U.S. Congress, each containing a designated landfill for use by member states. One state within each compact is required to site and build a permitted disposal facility on a rotating basis so that continuous disposal capacity for that compact can be maintained.

  The Low-Level Act also provides that any compact approved by Congress may restrict the use of its disposal facility to low-level waste generated within the member states, and may limit the export of waste from that compact as of January 1, 1993. As a result, in 1992 the Company saw a marked increase in LLRW volumes disposed because of this pending limitation of disposal space availability. Since January 1, 1993, the state of Washington, through the Northwest Compact (Washington, Oregon, Idaho, Montana, Utah, Wyoming, Alaska, and Hawaii), has prohibited disposal of LLRW generated from outside the Northwest Compact at the Company's Richland, Washington facility with the following exception. The Northwest Compact entered into an inter-regional contract with the Rocky Mountain Compact to accept waste generated by the Rocky Mountain Compact (Nevada, Colorado, and New Mexico). As a result, the implementation of the Low-Level Act has resulted in a reduction of waste receipts at the Company's low-level waste disposal site in Richland, Washington. This restriction is expected to continue in the foreseeable future.

  It is also possible that, pending the full implementation of the Low-Level Act and the final alignment of compacts, other actions could be taken which would further restrict the ability of LLRW facilities nationwide to continue to receive low-level waste. Such actions could include the implementation of additional state-imposed fees, which could further restrict volumes, or the imposition of higher insurance or bonding requirements.

  DISPOSAL SERVICES

  The Company operates the only licensed LLRW disposal facility within the regional compact system, located near Richland, Washington. This facility serves the LLRW disposal needs of the states in the Northwest Compact and the Rocky Mountain Compact. The Company is in the process of developing two additional LLRW disposal facilities for the Southwest and Central states compacts. The Company also maintains two closed LLRW landfills in Sheffield, Illinois and Beatty, Nevada. (See "Closed Facilities" for more detailed information about each of these closed facilities' operations.) The following sections describe the Company's active and proposed LLRW disposal operations.

  Richland, Washington Facility. This facility is located on 100 acres, 25 miles northwest of Richland, Washington on the DOE's Hanford Nuclear Reservation ("Hanford") and is operated by the Company. The State of Washington leases the land from the federal government and the Company subleases the land from the State of Washington. In 1990, the Company exercised its option to renew its sublease for another 15-year period. Under the terms of the lease, the site is to be used for LLRW burial and related activities. The primary disposal operations at the site are conducted under a license issued by the State of Washington. The Company's license was renewed for a five-year period in May 1992. The Company also holds a special nuclear materials permit license, reissued in December 1988 by the NRC, which permits burial of materials containing certain radioactive elements in amounts greater than those permitted under the license issued by the State of Washington. The Company applied for renewal of this special nuclear materials permit in 1993 and continues to operate under the license pending renewal by the NRC, which is expected in 1996 or 1997. "Special nuclear material" is not classified as LLRW and consists primarily of reactor-produced materials which contain plutonium, uranium 235 and any material artificially enriched by these isotopes.

  The disposal rates charged at the Richland facility are regulated by the Washington Utilities and Transportation Commission (WUTC). Rate regulation is designed to set disposal rates sufficient to cover the costs of operation and provide the Company with a reasonable profit margin. In May 1995 the Company filed a rate setting case to implement a new rate design and revenue requirement effective between 1996 and 2001. The Company's filing, after amendment by a settlement agreement with major site users, was approved by WUTC to establish a $5.6 million annual revenue requirement and a rate design to collect this revenue from site availability, a per container, a per shipment, a dose at container surface and volume charges. The approved revenue requirement is exclusive of taxes and fees. The State of Washington charges and collect fees for burial, site surveillance, local economic development, rate regulation and site use from low-level waste generators using the Richland facility. Revenues are also contributed by generators to fund dedicated trust accounts, administrated by the Washington Treasurer for closure and long term maintenance of the Richland site. As of December 31, 1995, $22.8 million was retained in a site closure account and $23 million in a perpetual maintenance account.

  The Richland facility is permitted to accept naturally occurring and accelerator produced radioactive materials (NARM) waste from throughout the nation. During 1995 approximately 77,000 cubic feet of NARM waste supplemented company revenues collected from the disposal of over 200,000 cubic feet of low-level waste generated from Northwest and Rocky Mountain Compact states.
Due to political pressure, the State of Washington recently implemented regulations to limit NARM volume to 8,600 cubic feet annually and any single generator to no more than 1,000 cubic feet. The Company filed litigation on this issue and executed a Settlement Agreement on May 15, 1996. The Agreement provides that the Washington State Department of Health initiate rule-making procedures for the purpose of promulgating revised regulations with a 100,000 cubic feet cap on annual NARM waste disposal. Also on May 15, 1996, the Court stayed application of the disputed regulation for the duration of the amendment process. During this stay, the 100,000 cubic feet limit will apply. Although NARM waste disposal rates are not regulated by WUTC, a portion of NARM revenues can be applied to reduce the Company's annual revenue requirement.

  Proposed Ward Valley, California Facility. In December 1985, the Company was selected as the State of California's license designee to site, develop and operate a LLRW disposal facility ("Ward Valley") in that state to serve the Southwestern Compact (California, Arizona, North Dakota and South Dakota). In September 1993, the California Department of Health Services ("DHS") certified its final environmental impact report, issued its Record of Decision on the project, issued a license to the Company to construct and operate the facility and executed a lease of the site with the Company. The license and lease become effective and construction can only begin once the land for the site is conveyed from the U.S. to the State of California. In connection with the development of this LLRW facility, the Company has expended and capitalized $40.7 million, including pre-operational interest, as of December 31, 1995.

  Construction and operation of the facility has been delayed in large measure because the federal government has not yet conveyed the land for the facility, located in California's Ward Valley, to the State of California. In January 1993, former Secretary of the Interior in the Bush Administration, Manuel Lujan, decided to sell the

Ward Valley site to the State of California. That sale was enjoined, however, as a result of the lawsuits described below. Subsequently, the new Secretary of Interior in the Clinton administration, Bruce Babbitt, rescinded Secretary Lujan's land sale decision and decided to conduct additional federal hearings before determining whether to convey the land. In August 1993, Secretary Babbitt requested that California Governor Pete Wilson hold an adjudicatory hearing on behalf of the U.S. Department of the Interior to provide information that might be relevant to the Secretary's decision on the land transfer, and in September 1993, the Governor agreed to hold such a hearing. In November 1993, Secretary Babbitt sent a letter to Governor Wilson stating that he was postponing further action on his proposed hearing in order to await the final outcome of two state court litigations that had been filed against the project in October 1993. In 1994, Secretary Babbitt asked the National Academy of Sciences ("NAS") to conduct an independent review of certain geological issues related to the suitability of the Ward Valley site. The NAS convened a panel in 1994, conducted hearings on the project in June and September 1994. The NAS panel issued a May 1995 report which concluded that the project would pose no significant threat to groundwater quality and no credible threat to the quality of water in the Colorado River which is about twenty miles and a mountain range away. Subsequently, Secretary Babbitt announced his intention to transfer the land, subject to several specific conditions, to DHS. Interior and DHS negotiated transfer conditions through the summer and fall of 1995. In the fall of 1995, these negotiations were put on hold and the State of California petitioned Congress for statutory transfer of the land. Accordingly, legislation was introduced and attached to the Omnibus Budget Reconciliation Act of 1995. This measure was vetoed by the President, in part because of its provisions regarding the Ward Valley land transfer. Since then, new Ward Valley land transfer legislation has been introduced in both the House and Senate. It therefore is possible that the Ward Valley site could be transferred to the State of California during 1996 through Congressional action.

  In February 1996, John Garamendi, Deputy Secretary of the Department of Interior, announced that Interior would not make a decision on California's pending application for the purchase of the Ward Valley site until after additional on-site testing is conducted. Mr. Garamendi also stated that the results of this testing as well as several other issues would be presented in a supplement to the project's Environmental Impact Statement, and that Interior's decision on the sale probably would not be made for another year. The testing at issue is that which the National Academy of Sciences recommended in its May 1995 report be performed during facility construction. The Academy stated that the land transfer should be delayed to conduct these tests, and the State of California has already stated that the recommended tests would be conducted after the land is transferred. Mr. Garamendi's decision is therefore widely regarded as a politically motivated effort to postpone the land transfer decision until after the 1996 Presidential election.

  Two lawsuits challenging the 1993 decisions by DHS to issue a license and a lease to the Company for the construction and operation of the Ward Valley disposal site were filed in the California Superior Court for the County of Los Angeles (the "License Litigation") in October 1993. The Company was named as a real party in interest in both lawsuits. In general, the plaintiffs in the license litigation alleged that the DHS violated various procedural and substantive requirements of the California Radiation Control Law and the California Environmental Quality Act in reaching its license decision and sought to have the facility's license invalidated. In July 1994, one of the plaintiffs in the License Litigation voluntarily dismissed its lawsuit. In June 1994, the judge ruled in favor of the DHS and the Company on all issues with the exception of one. In December 1993, nearly three months after the license had been issued, three geologists from the US Geological Survey issued an unofficial report ("Wilshire report") which suggested that groundwater protection and protection of the Colorado River had not been adequately evaluated by DHS. The trial court concluded this report should be considered by the DHS in a "pre-approval setting", and remanded the case to the DHS for reconsideration. Because the DHS determined that the report contained no significant new information, DHS asked the court to reconsider its decision concerning this report. The trial court refused to do so, and cross-appeals of the judge's several rulings were taken by the plaintiffs, DHS and the Company, among others. In August 1995, the California Appeals Court ruled in favor of DHS on all counts, overturning the trial court's determination regarding the Wilshire report. In January 1996, the California Supreme Court refused to entertain project opponents' further appeals. Therefore, all legal challenges to the license and the EIR at the state level have been successfully resolved.

   In January 1993, a lawsuit was filed against the Secretary of the Interior, Manuel Lujan, in federal district court for the Northern District of California to enjoin the intended sale of the land for the Ward Valley site to the State of California on the grounds that the Secretary could not sell the land until he had designated critical habitat for the desert tortoise, a threatened species under the Federal Endangered Species Act, and that the 1990 U.S. Fish and Wildlife Service's ("FWS") biologic opinion, which concluded that the project would not jeopardize the continued existence of the desert tortoise, impermissibly failed to analyze the project's potential radiological impacts on the desert tortoise. In February 1994, the U.S. Department of Interior designated approximately 6,400,000 acres in the states of California, Nevada, Utah and Arizona as critical habitat for the desert tortoise. The designation includes the proposed Ward Valley site. Based on these developments, the lawsuit was dismissed without prejudice. Inclusion of the Ward Valley as critical habitat requires the Bureau of Land Management, the EPA and the FWS to consider and weigh several factors, including whether the project would result in the destruction or adverse modification of critical habitat. These deliberations are ongoing. Nevertheless, the Company does not believe that the decision concerning the project's impact on the desert tortoise and its critical habitat will prevent conveyance of the land to the State of California since, in August 1995, the U.S. Fish & Wildlife Service issued an updated Biological Opinion which reaffirmed an opinion of "No Jeopardy" to the desert tortoise, and further concluded that the project would not result in the destruction or adverse modification of desert tortoise critical habitat.

  A second lawsuit was also filed in 1993 against the Secretary of Interior which alleged violations of the National Environmental Policy Act by Secretary Lujan in his decision to transfer the land to the State of California. Based on Secretary Babbitt's decisions later in 1993 to rescind the land transfer and supplement the project's Final Environmental Impact Statement, this action was stayed by agreement of the parties, but technically is still pending in federal district court and may be amended. The Company is not a defendant in this matter.

  In October 1995, the San Bernardino County Board of Supervisors passed an emergency ordinance which prohibited the disposal in San Bernardina County of LLRW not generated within its borders, and which imposed facility location and design standards on any LLRW disposal facility established in the County which, if valid, would have had the practical effect of prohibiting the establishment of the Ward Valley facility as licensed by DHS. Several parties, including US Ecology, brought suit in U.S. District Court for the Central district of California to have the ordinance invalidated. In February 1996, the County rescinded the Ordinance and the litigation has been stayed by agreement of the parties. Technical discussions regarding the Ward Valley project are continuing between the County and DHS.

  Additional legal challenges and political delays could delay the opening of the facility to between 1997 and 1999 or beyond. Assuming the land is transferred and all challenges and appeals to the land transfer and the facility license decision are favorably resolved, the Company expects that the construction and start-up of the facility will take approximately eight to twelve months. It is not possible to assess the ultimate length of the delay at this time, nor can there be any assurance that the land will be transferred. If the land is not transferred or the facility is not established for any reason, the Company may proceed with legal action to protect its rights. Because the reasons for not transferring the land or otherwise preventing the establishment of the facility are not known, the ultimate outcome of any such legal action is uncertain, and there is no assurance that the Company will recover monetary damages or restitution of its past expenditures. The Company expects to incur expenses of approximately $200,000 per month, excluding interest, until construction begins. These expenses are not currently reimbursable from the Southwestern Compact or any other party. Once the construction period commences, expenditures are expected to be approximately $16 million, excluding interest, including payment for the lease of the land.

  If the California LLRW facility cannot be established and if the Company is unable to recoup its investment through legal recourse, the Company would suffer a loss that would have a material adverse effect on its financial condition.

  Proposed Butte, Nebraska Facility. In June 1987, the Company was designated to develop and operate a LLRW disposal facility ("Butte") by the Central Interstate Low-Level Radioactive Waste Commission ("CIC"). The facility is on schedule to be completed by 2000 and will cost an estimated $152 million to license, design and construct. Project costs through 1995 totaled $74.2 million. Additional funding of approximately $12 million in the pre-licensing phase of the contract has been authorized by the major generators of the waste in the CIC (Nebraska, Kansas, Oklahoma, Arkansas and Louisiana); however, if the proposed management plan of the licensing agency is followed, then this amount may not be sufficient to carry the project through the initial licensing decision. The Company and the CIC are attempting to speed-up the license review process which will reduce project costs, but there is no assurance that they will be successful. If the time taken to review the license is not reduced, the Company will attempt to negotiate an amendment to its contract to cover any additional prelicensing costs in excess of $12 million.

  The Company's portion of the project costs through 1995, which have been capitalized, totaled $6.7 million including pre-operational interest, and, except for pre-operational interest, the Company anticipates no additional investment in the project prior to construction. Under the terms of the Company's contract with the CIC, interest is earned on the Company's contribution to the project costs at the rate of 20% from the date of contribution until a final license decision is made, or until January 1, 1997, whichever occurs first. Following a final license decision or after January 1, 1997, whichever occurs first, and prior to commencement of facility operations, interest is earned on the Company's contribution at prime rate plus 3%. The rate would be reduced to prime if all currently authorized pre-licensing funding is expended prior to a final licensing decision.

  In December 1993, the County of Boyd, Nebraska and the Boyd County Local Monitoring Committee sued the Company asserting fraud and misrepresentation regarding the community consent requirement for the disposal facility. In July 1994 the federal district court granted the Company's motion for summary judgment and dismissed the lawsuit. In February 1995, the U.S. Court of Appeals for the Eighth Circuit upheld the lower court's decision and in October 1995 the U.S. Supreme Court declined to consider the case.

  In January 1993, the directors of the Nebraska Department of Environmental Quality and the Department of Health issued a Notice of Intent to Deny the Company's license application based on their interpretation of a regulatory requirement. The two agencies took the position that the presence of wetlands within the proposed site boundaries, even though not in the area to be used for waste disposal, precluded the issuance of a license. Subsequently, the proposed site boundaries were reconfigured to eliminate the presence of wetlands and the two agencies withdrew the Intent to Deny.

  In August 1994, the U.S. Army Corps of Engineers determined that a small wetland, less than one acre in size, exists on the reconfigured site. The disposal of waste will not take place in the area determined to be a wetland by the Corps. The Company does not agree with the Corps' wetland determination. The State of Nebraska has taken no action against the Company's license application as the result of the Corps' wetland determination. However, there can be no assurance that some action will not be taken.

  It is not presently possible to assess the length of delay that may be experienced prior to the construction of the facility. According to the licensing agency's proposed licensing management plan, the facility is expected to receive an initial licensing decision in late 1997. However, there can be no assurance that a license will be issued. The Company expects to incur expenses of approximately $500,000 per month until the license is received.
All these expenses are reimbursed monthly by the CIC. Once the two year construction period commences, expenditures are expected to be approximately $50 million excluding interest. Under the present contract with the CIC, this construction expense will be the Company's responsibility.

  Competition. The Company operates the only commercial low-level waste disposal site operating within the regional compact system in the United States. The Company's Richland, Washington facility operates as the exclusive LLRW disposal site for the Northwest and Rocky Mountain Compacts. The other United States LLRW disposal facility near Barnwell, South Carolina is operated by Chem-Nuclear, a subsidiary of WMX Technologies, Inc.

  A disposal facility located near Clive, Utah is licensed by the State of Utah to accept NORM and certain types of LLRW. This facility has not been designated as a regional facility under the Low-Level Act. The Clive, Utah facility accepts principally low-level radioactive contaminated soil from clean-up sites.

   LLRW PROCESSING AND RECYCLING SERVICES AT THE RECYCLE CENTER

  The commercial processing and volume reduction segment of the LLRW services market includes both fixed-based facilities and service capabilities performed at the radioactive waste generator sites. The Company's processing and volume reduction services are conducted under the auspices of its Recycle Center in Oak Ridge, Tennessee.

  The Company acquired the Recycle Center from Quadrex in September 1994. The Recycle Center is equipped to process and recycle materials which are contaminated with low levels of radioactivity. The Recycle Center provides services primarily to nuclear power facilities, industrial nuclear generators and the federal government. Historically, the Recycle Center's customers have included a substantial number of public utilities. The Recycle Center's principal services include the following:

  NUCLEAR MATERIAL MANAGEMENT CENTER

  LLRW Packaging and Transportation Services. The company packages and transports small quantities of LLRW from laboratories, hospitals, universities and other commercial facilities to disposal facilities. The Company may contract with low-level waste generators to pick up waste which is shipped to commercial LLRW sites. The waste is either shipped by the Company in its own vehicles or is shipped by common carriers under subcontract. The Company supplies many of these customers with equipment and material for the packaging, labeling and transportation of the LLRW material. The packaging and transportation market is highly competitive, and the Company does not have a significant presence in the market.

  Metal Waste Decontamination. Radioactive contaminated metals exist primarily in the form of large components such as pumps, valves, fuel racks, stream generators, and smaller items such as condensers, heat exchangers, racks, stands, pumps and valves. The Recycle Center can decontaminate these metals through an abrasive process, or an acid dip process.

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

  Green is Clean Program. In 1989, the Recycle Center initiated its free release, or Green is Clean program. Under this program, generators place potentially contaminated waste in yellow bags and waste believed to be non-contaminated in green bags. The bags are then shipped to the Recycle Center for radioactivity scanning. Waste certified as non-radioactive is disposed of in an industrial waste landfill. Radioactive material that cannot be decontaminated is packaged for disposal in a LLRW facility. This packaging includes super compaction to produce significant volume reduction.

  NUCLEAR EQUIPMENT SERVICE CENTER (NESC)

  The Nuclear Equipment Service Center (NESC) provides refurbishment and repair services for high value nuclear power plant electric motors and equipment. These services include decontamination, disassembly, modifications, reassembly and testing to meet stringent client requirements for safety and reliability. Additionally, the Company frequently provides field services to nuclear power plants for removal, inspection, maintenance and reinstallation of high value equipment.

  Motors, valves, pumps and other components of nuclear power facilities in the United States require periodic maintenance which requires them to be decontaminated before they can be refurbished. The Company can remove radioactive contaminated insulation, decontaminate the motor and rebuild and test the motor with minimal outside service providers. The Company believes that the NESC is the only major facility in the United States combining all of these services.

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

  LLRW DISPOSAL OPERATIONS

  The Company has operated the Richland low-level waste disposal facility since 1963 under a lease with the State of Washington for 100 acres of disposal site area. Approximately 40 acres of the site have been used to date. Under the provisions of the low-level waste policy act of 1980 and as amended in 1985, the State of Washington has accepted responsibility for disposal of waste from the Rocky Mountain Compact and has entered into a contract agreement to provide disposal for the Rocky Mountain Compact. Together, this 11-state region generates approximately 125,000 cubic feet of low-level radioactive waste per year which must be disposed of at the Richland facility. The Company's prices and costs are regulated by the Washington Utilities and Tariffs Commission
(WUTC) as a legal monopoly providing LLRW services.

  Under a rate settlement agreement reached in 1995 with the generators and approved by the WUTC, the Company's annual revenue requirement of $5.6 million plus its allowable profit of $1.6 million can be recovered in each of the next five years. The Company can adjust unit prices to recover the costs and allowed profit in six-month intervals. At Richland, the Company also provides disposal of naturally-occurring and accelerator produced radioactive material
(NARM) under the licenses issued by the State of Washington. In 1995 the Company disposed of approximately 77,000 cubic feet of NARM, largely from industrial and institutional customers. In mid 1995, the State of Washington significantly reduced the volume of waste allowed for disposal by implementing a new state rule. This new rule retricts the annual volume of NARM waste to 8,600 cubic feet per year. The Company has vigorously opposed this new rule and as of March 1996, expects that a new limit of 100,000 cubic feet per year will be applied to the NARM disposal business at Richland. This service generates additional revenues for the Richland facility which are outside the scope of the rate regulations imposed by the WUTC. During 1996, under the new rate agreement, expenses assigned by site operations and administrative personnel to NARM disposal will be credited back to regulated waste generators.

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

  In 1984, the Company submitted for approval a closure and post-closure plan for the hazardous waste disposal sites to the Illinois EPA and to the U.S. EPA. The regulatory agencies have approved the Company's detailed program for implementation and operation of comprehensive corrective action, but have not approved the Company's closure and post-closure plan. The Company believes that its closure and post-closure plan fully satisfies the health and safety needs of the public and all regulatory requirements. Review of the plan by the Illinois EPA and the U.S. EPA is currently in progress.

   In 1982, hazardous waste was detected in site-monitoring wells at one of the two Sheffield facilities and as a result, the Illinois EPA requested that the Company conduct an investigation of the site. The Company completed, pursuant to a 1985 Consent order, a Remedial Investigation and Feasibility Study of the Sheffield facility. Pursuant to that order, a final Corrective Measures Implementation Plan was issued by the U.S. EPA in

October 1990 and the Company is in the process of implementing this plan. The Company completed its source isolation programs in 1994. The Company is currently renegotiating the terms of the Corrective Measures Implementation Plan for groundwater monitoring and extraction programs.

  RCRA regulations also require the Company to carry environmental impairment insurance against sudden and accidental occurrences, as well as against non-sudden occurrences such as subsurface migration. See "Insurance". These coverages are not able to be maintained for the Sheffield, Illinois site due to the history of the facility as described above.

  Maxey Flats, Kentucky Facility. Between 1963 and 1978, the Company operated the Maxey Flats, Kentucky LLRW site, a facility that was owned, licensed and maintained by the Commonwealth of Kentucky (the "Commonwealth"). In 1978, the Commonwealth entered into an agreement with the Company to permanently close the facility and the Commonwealth agreed, in part, to assume any and all liabilities related to the facility and to exercise responsibility for perpetual care and maintenance of the facility. The Commonwealth later filed a lawsuit against the Company seeking to have that agreement declared invalid. The Company then filed an action against the Commonwealth seeking cost recovery and contribution and to enforce its rights under the agreement. After several federal court decisions in favor of the Company on the issues, in July 1994, the Commonwealth and the Company settled all pending litigation regarding the Maxey flats facility. The Company and the Commonwealth also agreed to cooperate in the resolution of any third party indemnification claims against the Company from potentially responsible parties involved with the facility. The Company estimates that the maximum amount of the Company's share of these third party claims is less than $1.1 million, and the Company recognized this liability in its 1994 financial statements.

  LLRW Portion of Beatty, Nevada Facility. In December 1992, the Governor of Nevada, citing the federal Low-Level Act as authority, issued an executive order for the Company's Beatty, Nevada LLRW disposal site to cease accepting LLRW for disposal. In January 1993, the Company filed a lawsuit challenging that order. In September 1993, the Company and the State of Nevada executed a settlement agreement disposing of all pending litigation between the parties. The settlement resulted in the dismissal of three lawsuits. Two of the lawsuits had been filed by the Company challenging the authority of the Nevada Environmental Commission to establish two new fees on disposal of waste at the Beatty facility. The other suit dismissed was filed by Nevada seeking to obtain a declaration from the court that it had the right to terminate the lease agreement with the Company for the Beatty facility. The Company also dismissed its claims against Nevada for damages associated with the Governor's executive order closing the LLRW facility. Pursuant to the settlement agreement, the parties also agreed that until December 31, 1996, regulatory, statutory and lease fees for hazardous waste disposal would not exceed $40.20 per ton in the aggregate, though subject to decrease in certain events. The settlement agreement also provides for the permanent closure of the Company's LLRW disposal facility at Beatty, Nevada. The State of Nevada has agreed to accelerate the licensing process of the unused disposal acreage from the LLRW site for use in the Company's hazardous waste disposal operations at Beatty.
If the additional capacity is licensed, the capacity of the Company's Beatty hazardous waste disposal facility will approximately double. As a result of the above order and settlement agreement, the Beatty facility accepted no LLRW for disposal after January 1, 1993. The State of Nevada maintains a perpetual care and maintenance trust fund for the Beatty, Nevada LLRW and hazardous waste facilities which is funded by the Company. Recently, analysis results by USGS indicating small amounts of tritium and carbon-14 at this facility have been cited by opponents of Ward Valley as evidence that the Ward Valley site is not suitable. The USGS in their recent review of the Beatty data determined that "extrapolation of results from Beatty to Ward Valley are too tenuous to have much scientific value". These trace amounts are the result of operations or practices that occurred in the early 1970's. This issue was thoroughly reviewed by the State of Nevada and the USNRC in 1976. Actions were implemented by the Company to correct and upgrade disposal practices. Both California DHS and USGS have stated that past disposal practices, not site characteristics contributed to the results at Beatty. Furthermore, the results are not indicative of likely Ward Valley performance.

  The USGS data are noteworthy from a research perspective, but have no health and safety or regulatory significance. USGS has stated, however, that the agency will propose and perform additional studies near Beatty. See "Business
- - Hazardous Waste Services - Stabilization and Disposal Services - Beatty, Nevada Facility".

REGULATION

  The environmental services industry is subject to extensive regulation by federal, state and local authorities. In particular, the regulatory process requires the Company to obtain and retain numerous governmental permits or other authorizations to conduct various aspects of its operations, any of which may be subject to revocation, modification or denial. Adverse decisions by governmental authorities on permit applications submitted by the Company may result in premature closure of facilities or restriction of operations, which could have a material adverse effect on the Company's results of operation.

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

  The Company's business is heavily dependent upon environmental laws and regulations which effectively require wastes to be managed in facilities of the type owned and operated by the Company. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but is not always able to do so. Federal, state and local governments have from time to time proposed or adopted other types of laws or regulations which significantly affect the environmental services industry. These have included laws and regulations to ban or restrict the interstate shipment of hazardous wastes, impose higher taxes on out-of-state hazardous waste shipments than in-state shipments and to reclassify certain categories of hazardous wastes as non-hazardous. In particular, the federal government currently is considering several fundamental changes to laws and regulations that define which wastes are hazardous, that establish treatment standards for certain wastes that could lead to their reclassification as non-hazardous, and that revise the nature and extent of responsible parties' obligations to remediate contaminated property. While the outcome of these deliberations cannot be predicted, it is possible that some of the changes under consideration could facilitate exemptions from hazardous waste requirements for significant volumes of waste and alter the types of treatment and disposal that will be required. If such changes are implemented, the overall impact on the Company's business is likely to be unfavorable. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

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

  Under RCRA and federal transportation laws, all generators of hazardous wastes are required to label shipments in accordance with detailed regulations and prepare a detailed manifest identifying the material and stating its destination before shipment off site. A transporter must deliver the hazardous wastes in accordance with the manifest and generally only to a treatment, storage or disposal facility having a RCRA permit or interim status under RCRA. Every facility that treats or disposes of hazardous wastes must obtain a RCRA permit from the EPA or an authorized state and must comply with certain operating standards. The RCRA permitting process involves applying for interim status and also for a final permit. Under RCRA and the implementing regulations, facilities which have obtained interim status are allowed to continue operating by complying with certain minimum standards pending issuance of a permit. The Company believes that each of its facilities is in substantial compliance with the applicable requirements promulgated pursuant to RCRA.

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

  LLRW Regulations. The LLRW services of the Company are also subject to extensive governmental regulation. Various phases of the Company's LLRW services are regulated by various state agencies, the Nuclear Regulatory Commission ("NRC") and the DOT. Regulations applicable to the Company's operations include those dealing with packaging, handling, labeling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable to the Company's operations.

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

  Financial assurance requirements for closure/post-closure plans may generally be satisfied by various means, including insurance, letters of credit, surety bonds, trust funds, a financial net worth test and/or a corporate guarantee. The Company is currently satisfying such requirements through a combination of certain of the various allowable methods. Cash and investment securities totaling $13.8 million and $13.2 million at December 31, 1995 and 1994, respectively, have been pledged as collateral for the Company's closure and post-closure obligations, performance of a Remedial Investigation and Feasibility Study and performance of corrective action at the closed Sheffield, Illinois facility, compliance with the TNRCC requirements related to the Company's non-commercial use deepwell at its Robstown, Texas facility, closure costs for the Beatty, Nevada LLRW site, closure costs for the Recycle Center, closure costs for the Winona, Texas facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington LLRW facility and other general performance bonds. The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

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

  The Company has organized and funded a wholly-owned corporation, American Liability and Excess Insurance Company, to provide for financial assurance for the Company's site closure and post-closure responsibilities in certain instances and to provide a source of insurance for the Company in the event that traditional third party insurance becomes unavailable. The Company is not currently utilizing its insurance subsidiary because traditional third party insurance is available. The Company has funded insurance policies issued by this insurance subsidiary with cash representing the present value of the closure or post-closure obligation being insured. As of January 1, 1996, the Company's insurance subsidiary had pledged $7.1 million of collateral for policies issued to insure site closing or post-closing obligations of the Company.

CUSTOMERS

  No single customer accounted for 10% of the Company's consolidated revenues for 1995. Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $8,100,000 in 1995, or 12% of the Company's consolidated revenues.

PERSONNEL

  The Company had a total of 413 employees as of March 12, 1996. The Company has collective bargaining agreements which cover 12 employees at its Richland, Washington facility, 31 employees at its Winona, Texas facility, and 76
employees at its Oak Ridge, Tennessee facility.   The Company believes that its
relationship with its employees is good.

  A settlement has been reached regarding unfair labor practice charges filed by the Oil, Chemical and Atomic Workers Union with the National Labor Relations Board ("NLRB") relating to the union's contention that a subsidiary of the Company should be held to the terms of a collective bargaining agreement negotiated by the union and Quadrex, the previous owner of the Oak Ridge, Tennessee facility purchased by the Company in September 1994. The Company has recognized the union as the collective bargaining agent of its employees and has negotiated a new collective bargaining agreement with the union.

ITEM 2.      PROPERTIES

  The Company believes that its property and equipment are well-maintained, in good operating condition and adequate for the Company's present needs. The Company's headquarters are located in Boise, Idaho in leased office space. The Company also leases sales and administrative offices in Washington, California, Nebraska, Illinois, Nevada, Texas, and Kentucky.

  The following table sets forth certain information regarding the principal operating, treatment, processing or disposal facilities owned or leased by the Company.

          LOCATION                         FUNCTION                       ACREAGE            OWN/LEASE
      -----------------         ------------------------------            -------            ---------
      Richland, Washington      LLRW Disposal Facility                     100 acres           Lease

      Robstown, Texas           Hazardous Waste Disposal Facility          400 acres            Own

      Beatty, Nevada            Hazardous Waste Disposal Facility          80 acres            Lease

      Oak Ridge, Tennessee      LLRW Processing Facility                   16 acres             Own

      Winona, Texas             Fuels Blending, Solvent Recycling          620 acres            Own
                                  and Deepwell Disposal Facility

      Pasadena, Texas           Transportation Facility                    3 acres              Own

      Robstown, Texas           Transportation Facility                    1 acre               Own

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

  Richland, Washington Facility. In 1964, the Washington Department of Ecology ("WDOE") leased from the DOE a 1,000 acre portion of the Hanford Reservation. In 1965, the WDOE subleased 100 acres of that property to the Company for use as a Low-Level Radioactive Waste ("LLRW") disposal facility under the regulation of the Washington Department of Health pursuant to the Atomic Energy Act. In 1990, the DOE applied to the EPA for a permit under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") and other laws and regulations to obtain the appropriate regulatory approvals needed to proceed with the environmental cleanup of the Hanford Reservation. In 1994, the EPA issued a corrective action permit that includes most of the land owned by the DOE at the Hanford Reservation, including that portion leased to WDOE, which includes the 100 acres subleased to the Company for its LLRW disposal facility. Since the Company's Richland, Washington facility is located on land owned by the DOE, the EPA considered the Company's disposal site to be part of the "Facility" covered by the RCRA permit. Thirteen trenches at the Company's LLRW disposal facility have been included in the final permit as "solid waste management units" which may require further investigation to determine whether releases of any hazardous wastes have occurred. Because portions of the Company's facility remain included in the final permit issued to the DOE, the Company is potentially subject to proposed permit conditions for site investigation and possible cleanup should any releases be discovered even though the Company is not a permittee and though it was not involved in the activities contributing to the DOE Hanford facility contamination that are the subject of the DOE Hanford consent order. It is the Company's opinion that it has legal defenses that may preclude the inclusion of its Hanford site in the DOE permit and to any corrective action relating to the LLRW disposal facility that may be proposed pursuant to the DOE permit. Both the Company and the DOE have appealed to the Environmental Appeals Board ("EAB") of the EPA those terms of the permit that may potentially apply to any of the Company's facilities. That appeal has been stayed during protracted negotiations with the EPA, DOE, Washington Department of Ecology and Washington Department of Health. The purpose of the negotiations is to determine whether an agreeable process for site investigation can be negotiated. It appears at this time that all parties will agree upon a method of sampling below certain trenches and testing for hazardous constituents under RCRA. All parties to the appeal before the EAB have requested a two-year stay while the negotiations are completed and the Company conducts the site investigation. The EAB recently issued an order dismissing the Company's appeal without prejudice to raising the identical issues in any subsequent appeal and remanding the matter to the EPA to modify the permit if necessary. The order specifically allows any party to resume the appeal if negotiations fail. The EPA does not believe a modification is necessary (thereby obviating the need for the Company to file another appeal at this time). The Company is presently negotiating an agreement with state agencies for a Company investigation of the site. Depending on the results of the site investigation, the cost of conducting the site investigation and any corrective action, if any, could be material. As part of its negotiations, the Company is seeking to have all the costs of investigations and any resultant corrective actions included in its rate base. As of December 31, 1995, the Company had not recognized any liability in its financial statements for any costs associated with the site investigation because the site investigation terms have not been determined and the costs of any site investigation may be recovered in the rate base.

  In 1992, the Benton County assessor issued property tax assessments on improvements owned by the Company and located on the Company's leasehold at the Hanford Reservation. The increased property taxes totaled $1.7 million for the years 1989, 1990 and 1991. Prior to 1989, the annual taxes had been about $5,400. The Company sued Benton County and the Assessor and Treasurer to enjoin them from collecting these taxes. An injunction was granted by the Benton County Superior Court but overturned by the State Court of Appeals which ruled that the Company should first pursue all of its administrative remedies. Accordingly, the Company has prosecuted its appeal to the State Board of Tax Appeals. A hearing was held in November 1995. A decision is expected in 1996. The Company has recently been assessed an additional $1.9 million in taxes for 1992, 1993 and 1994. Management believes that Benton County's assessments were improper and intends to vigorously defend this matter in the courts and through any appropriate administrative process, if necessary. The Company has not recognized any liability in its financial statements for any of the tax assessments discussed above.

  Winona, Texas Facility - The Company purchased the stock of Gibraltar Chemical Resources, Inc. ("Gibraltar"), since renamed American Ecology Environmental Services Corporation, from Mobley Environmental Services, Inc. ("Mobley") on December 31, 1994. The Company's stock purchase agreement with Mobley provides that Mobley will indemnify the Company, without limitation as to amount, for any damages or costs, including legal fees, associated with certain pre-closing liabilities, including the claims set forth hereunder. Pursuant to its stock purchase agreement with Mobley, the Company was also named as an additional insured for a one year period (1995) for pre-closing claims under Mobley's pollution liability insurance policy. The policy has a $10 million aggregate limit and a $5 million per loss limit.

  Permit renewal filings were made for the Winona, Texas facility in November 1994 and a hearing on the renewal was held November 28, 1995. The renewal of the Permits is required under Part B of RCRA and other environmental regulatory laws. There is active opposition in the local area to the renewal of these permits. This matter will be determined by the TNRCC, and the Company expects a final determination in late 1996. If these permits are not ultimately renewed, such result could have a material adverse effect on the Company's consolidated financial position and results of operations.

  A group called Mothers Organized to Stop Environmental Sins filed a lawsuit in 1994 against the Company in the United States Eastern District Court for the State of Texas alleging that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste that presents an imminent and substantial endangerment to health and the environment. The plaintiffs have requested that the facility be shut down and civil penalties imposed on the Company. The Company has filed a Motion for Summary Judgment in this matter and the Court has granted a partial summary judgment but has yet to rule on all issues presented in the Motion. In December 1995, legal counsel was retained by the Company in connection with a potential conflict of interest which arose from the October merger of a law firm retained by the Company in other matters with the law firm representing the plaintiff's counsel. The Company is in the process of preparing a motion to disqualify plaintiffs' counsel in this matter. The case is in its initial phases of discovery and it is too early to accurately evaluate this case. The Company believes there is no factual background to support this claim and intends to vigorously defend this case.

  Four lawsuits, including one purported class action, were filed against Gibraltar in 1992 and 1993 which are pending in State District Court in Smith County, Texas, by certain persons in Winona, Texas. In August 1995, another lawsuit was filed in Dallas County, Texas by other Winona citizens. The suits assert various theories of liability, including subsurface trespass, nuisance per se, negligence, gross negligence, and fraudulent concealment for alleged air emissions. The suits also allege that the plaintiffs have experienced personal injuries, diminution in property values, and other economic losses which are alleged to have been caused by operation of the Winona facility. The plaintiffs assert various grounds for recovery, and seek unspecified altered and punitive damages. On August 4, 1995, a jury in one of the lawsuits found that the Company's Winona facility did not use or possess the plaintiffs' property and awarded nothing in damage. To date, the Company and Mobley have settled certain of the plaintiffs' claims in these actions for amounts that were not material and which were funded by the Mobley insurance policy referred to above.

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

  Compact Related Disputes. The Company is involved in numerous challenges and legal proceedings in connection with its siting efforts for LLRW facilities for the Southwest Compact and Central Interstate Compact. For a description of these proceedings, see "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "- Proposed Butte, Nebraska Facility".

  A claim has been made by the Central Interstate Low-Level Radioactive Waste Commission ("Commission") against the Company in a letter dated May 1, 1995, in the amount $195,000, resulting from bonuses paid by the Company to certain of its employees for the period July 1987 through December 1993. The Commission apparently reimbursed the Company for the payment of these bonuses and now is claiming that the reimbursement was not authorized under the contract between the Company and the Commission. The Company has disputed the claim and believes such reimbursement was proper. The parties have attempted to negotiate a settlement but as of this time none has been reached. The Company believes that a settlement can be reached. There has been no threat of suit as of this time.

  In August 1995, the Company and the Southeast Compact Commission reached a mutually acceptable agreement on past access fee assessments incurred by Quadrex Corporation, the previous parent company of the Recycle Center. The Company had received and objected to invoices from the Southeast Compact for approximately $1.5 million and a notice that an additional $1.5 million could also be subsequently invoiced. In disputing the assessment fees the Company argued that the fees were calculated on abnormal past waste volumes shipped to the Barnwell, South Carolina disposal facility. The assessment calculations included extraordinary cleanup events at the Recycle Center that were not indicative of normal operations. In August 1995, the Southeast Compact Commission agreed to recalculate the fee assessment on an average of normal historical waste disposal volumes. This action resulted in a total access fee liability of $206,156 which the Company paid during 1996. The Company had previously recognized this liability in its consolidated financial statements.

  Other Litigation. The City of San Antonio filed suit against several parties related to environmental issues in connection with the acquisition, development and construction of a bus transit station and multi-purpose dome stadium and sports complex, commonly known as the Alamodome. The City named as the defendants: the former owner of the property, various consultants involved in the project, the project manager, and a subsidiary of the Company which served as the construction contractor for the project. The City alleged that its consultants failed to advise the City that the site selected for construction of the Alamodome was environmentally contaminated, thereby breaching their contracts and committing torts. The City also alleged that following the discovery of actual or potential environmental problems, that the consultants and project manager failed to act properly in handling allegedly contaminated soil and groundwater. Various citizen groups raised concerns over the on-site landfill and lobbied the TNRCC to force the City to move the landfill off-site. In June 1994, the TNRCC wrote a letter to the City stating that the agency believed that the on-site landfill should be removed. During the summer and fall of 1995, the on-site landfill was removed. In January 1996, the Company's insurance carrier and the City of San Antonio reached an agreement to settle the City's claim against the Company. Prior to such settlement, however, one of the defendants filed a cross claim against the Company. The Company has filed two motions for Summary Judgment and a hearing was held March 29, 1996 on one such motion. The Company is unable to predict the outcome of this cross claim.

  In November 1994, the Company was named as a defendant in a purported class action lawsuit by former employees of Quadrex that relates to unpaid medical benefits and an underfunded pension plan of Quadrex. Based on information available to it, the Company believes that the aggregate amount of these claims are less than $1 million. The Company purchased the assets of the Quadrex Recycle Center from Quadrex on September 19, 1994. However, the asserted claims in the purported class action were specifically excluded by the purchase agreement pursuant to which the Company purchased the assets of the Quadrex Recycle Center. Some of the former Quadrex employees on whose behalf the suit was brought are now employees of the Company. The

Company does not believe it has any liability in this matter and as such has not recognized any liability in its financial statements. The Company intends to contest the matter vigorously. The Company's purchase agreement with Quadrex provides that Quadrex will indemnify the Company for any damages or costs, including legal fees, associated with a claim of this sort. However, because Quadrex filed for bankruptcy protection in February 1995, it is very likely that the Company will not realize the benefits of such indemnification.

  In September 1994, an unfair labor practice charge was filed against the Company by the Oil, Chemical and Atomic Workers International Union ("Union"). The Complaint alleges that the Company and Quadrex have operated as joint employers at the Oak Ridge, Tennessee facility during the period April 8, 1994 to September 1, 1994. As a result of this contention, the National Labor Relations Board ("NLRB") asserts that the Company was obligated at all times since April 8, 1994 to assume and abide by the collective bargaining agreement negotiated by the Union and Quadrex. A hearing was held on December 12, 1995 before an administrative law judge of the NLRB. If the NLRB prevails in this action, the Company will be liable for any and all variances for the collective bargaining agreements since April 8, 1994. The Company recognized a liability of $447,000 in its consolidated financial statements during 1995 for the estimated settlement of this claim.

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

  In April 1995, management learned that one of its subsidiaries had not always complied with the transit time limitations allowed for hazardous waste being transferred from generators to final disposal sites. These requirements are under the regulatory supervision of the TNRCC and the Company promptly reported the situation to the TNRCC. As a result of an internal review of this matter, the Company determined that there was a substantial number of instances where the transit time limitations were exceeded over approximately eight months from June 1994 through February 1995. As a direct result of this circumstance, the Company has reorganized the operations of the subsidiary, including the replacement of a number of personnel, and the adoption of stronger internal systems for monitoring the movement of boxes and transportation vehicles. At this time, the Company does not know whether the TNRCC will ultimately assess any fines against the Company for exceeding transit time limitations. While the Company believes the steps that it has taken are appropriate and responsible, it is possible that the TNRCC may seek to impose a fine on the Company in connection with the matter. The Company is not in a position to assess the amount of such a fine. However, a fine of sufficient magnitude could have a material adverse effect upon the consolidated financial position of the Company.

  In 1990, the Company was sued by certain landowners owning property adjacent to the Robstown, Texas facility. The landowners have alleged that there has been migration of pollutants through groundwater which has contaminated the subterranean reservoir and other water resources on their respective properties. These landowners have alleged theories including nuisance per se, negligence and trespass. The case had a trial date in September 1995. However, the landowners' counsel withdrew prior to the trial date and to our knowledge, they have yet to obtain new counsel. The case has been continued. The Company's investigation has found no migration of pollutants onto the adjacent landowners' properties and the Company intends to contest this matter vigorously.

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

Because the Sheffield facility has not been an interim status facility under the RCRA regulations since November of 1985, the Company has responded that the interim status regulatory requirements for financial assurance and liability insurance do not apply to the facility. Moreover, the Company has objected to the penalties demanded by U.S. EPA in its complaint as entirely unwarranted. Recently, the administrative law judge has ruled that the Sheffield facility is subject to the RCRA regulatory requirements for financial assurance and liability insurance, notwithstanding its loss of interim status in 1985. The Company has appealed that decision to the Environmental Appeals board. The penalty amount, if any, has yet to be litigated or decided. Though the outcome of this matter is uncertain, the Company believes these insurance requirements are not applicable to this closed site and intends to vigorously contest this matter. As of December 31, 1995, the Company had not recognized any liability in its financial statements for the penalty.

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

  The Company has been litigating against the same insurers with respect to the Maxey Flats waste disposal facility which the Company operated in Kentucky through the mid-1970's. All but two of the insurers have entered into settlement agreements with the Company regarding that dispute. The Circuit Court of Jefferson County, Kentucky has denied several major motions of the insurers for summary judgment and discovery is now proceeding with respect to the remaining issues in the litigation.

  In October 1995, Boston Edison Company ("Boston Edison") filed a complaint against U.S. Ecology, Inc. (the "Company") in the United States District Court of Massachusetts alleging claims related to the Company's alleged failure to indemnify Boston Edison for various costs arising out of the shipping and burial of waste materials at the Maxey Flats Nuclear Disposal Site. The Company had entered into a series of contracts with Boston Edison to provide radioactive waste disposal services at this site. Boston Edison alleges that the Company breached these contracts because the Company failed to indemnify Boston Edison for its costs. Boston Edison also alleges that the Company committed an unfair and deceptive trade practice in the State of Massachusetts because of its failure to indemnify Boston Edison as required by these contracts. Finally, Boston Edison seeks a declatory judgment that would set forth the contractual rights and liabilities of the parties. Boston Edison claims $600,000 in past and future costs for the alleged breach of the contracts. It also seeks treble damages equal to three times the actual damages caused by the Company's alleged violation of the Massachusetts Deceptive Trade Practices Act. At this time, the Company is not in a position to predict a favorable or unfavorable outcome of this case or the amount of potential loss, if any, which might result to the Company if the outcome in this matter was unfavorable. The Company intends to answer the complaint and defend this action vigorously.

  In addition to the above described litigation, the Company and its subsidiaries are involved in various other administrative matters of litigation, including personal injury and other civil actions, as well as other claims, disputes and assessments that could result in additional litigation or other proceedings. The Company and its subsidiaries are also involved in various other environmental matters or proceedings, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites, as well as other matters or claims that could result in additional environmental proceedings.

  Management has established reserves as deemed necessary for the matters discussed above based on management's estimates of the outcome. It is reasonably possible that the Company's estimates for such matters will change in the near term. Due to the Company's current financial condition and liquidity issues, management is unable to conclude that the outcome of these claims, disputes and other matters described above and adjustments, if any, which may result from these matters will not have a material adverse effect on the operations or financial position of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the Company's security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.      MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK
             AND RELATED STOCKHOLDER MATTERS

  American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 1, 1996, there were approximately 7,600 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:


                           1995                            1994                     Dividends Per Share
                  ---------------------         -------------------------       ---------------------------
PERIOD              High          Low             High              Low            1995             1994
                  --------      -------         --------          -------       ----------       ----------
1st Quarter         7-1/4        5-3/4           12-1/2            8-1/4         $   .025         $  .025
2nd Quarter         7            3-1/2           10-3/4            7-3/4               --            .025
3rd Quarter         7            3                9                7-3/4               --            .025
4th Quarter         4-3/4        2-7/8            8-1/2            5-7/8               --            .025


  The Company's amended credit facility with its bank lender prohibits cash dividends on common stock.

ITEM 6.      SELECTED FINANCIAL DATA


                          AMERICAN ECOLOGY CORPORATION


This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                   1995       1994      1993       1992      1991
Revenues                                                $  67,895   $71,891    $60,312   $ 70,940   $55,811
  % Increase (decrease) in revenue from prior year         (5.6)%     19.2%    (15.0)%      27.1%     14.6%

Net income (loss) (1)                                    (48,903)  $  3,850    $ 4,744   $ 12,556   $ 7,407

Net income (loss) per share (2)                         $  (6.26)  $    .49    $   .60   $   1.51   $  1.27

Shares used to compute income (loss) per
  share (000's) (2)                                         7,822     7,851      8,097      8,568     6,624

Working capital (deficit)                               $(16,115)  $  1,563    $ 4,771   $ 14,078   $ 7,773
Current ratio (current assets divided by current
  liabilities)                                              0.6:1     1.0:1      1.2:1      1.7:1     1.5:1

Total assets                                            $ 114,125  $155,439    108,122   $104,166   $84,691


Long-term debt, net of current portion                  $  28,357   $33,493    $    --   $     --   $   543

Shareholders' equity                                    $  22,024   $67,045    $63,564   $ 54,730   $40,470

Long-term debt to total capitalization as a percentage      56.3%     33.3%        --%        --%      1.3%

Return on average equity                                 (109.8)%      5.9%       8.0%      26.4%     30.1%

Dividends declared per common share                     $    .025   $   .10    $    --   $     --   $    --
Capital spending, including capital expenditures and
  site development costs                                $   8,445   $ 8,035    $12,558   $  9,582   $ 9,453
Depletion, depreciation and amortization expense        $   7,319   $ 6,279    $ 4,356   $  4,173   $ 4,973



(1) 1995 expenses include $33,048 in impairment losses on long-lived assets. See Note 4 to the Financial Statements.
(2) Adjusted for July 1992 three-for-two stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAPITAL RESOURCES AND LIQUIDITY

  The Company has incurred recurring losses from operations, had a working capital deficit of $16,115,000 as of December 31, 1995, and is currently experiencing difficulty paying its on-going obligations as they become due. The Company cannot be certain about its ability to improve short-term operating results. The Company's financial statements as of December 31, 1995, do not contain any adjustments to asset carrying amounts or for the amount of liabilities that might result from asset liquidations or discontinued operations. Management's actions and plans to address these issues are as follows:

Credit Agreement

  Effective June 30, 1995, the Company and its bank lender amended the existing Credit Agreement to extend the maturity of the Credit Agreement to December 31, 1998, and to modify certain other terms. A description of the Credit Agreement as so amended is set forth in Note 7 to the Consolidated Financial Statements. As of December 31, 1995, the Company had available borrowings of $1,584,000 under its Credit Agreement.

Equity Investments

  In September 1995, the Company completed a definitive agreement for $5,000,000 in equity investments to be made by a group of investors comprised principally of members of the Company's directors. A description of the preferred stock and warrants issued is set forth in Note 8 to the Consolidated Financial Statements. From these equity investments, the Company received net cash proceeds of approximately $4,759,000 which have been used for general working capital needs.

Strategic Plan

  The Company has adopted a strategic plan focusing on its low-level radioactive waste disposal and processing operations and its hazardous waste disposal and processing operations as separate operations. The Company is
being reorganized under those respective divisions.   One purpose of the
reorganization is to facilitate potential strategic alliances with other companies which may provide additional sources of capital and open greater opportunities.

Senior Management Changes

  The Company has made substantial senior management changes. These include installation of a new Chief Executive Officer, a new President and Chief Operating Officer, and a new General Counsel, as well as new managers to head the LLRW and hazardous waste operations.

Measures to Reduce Costs

  Management has implemented a business plan and long term strategy which success is dependent upon the Company's ability to substantially reduce operating expenses and enhance revenues from low-level radioactive waste disposal and processing. Management has taken steps during 1995 to reduce costs and will continue this effort in the future. These steps include reducing personnel, among them certain members of senior management, and various sales, operating, and administrative personnel. The Company plans to decentralize responsibility to the LLRW and hazardous waste operating groups and transfer most of the functions currently performed at the corporate office to the operating divisions to drastically reduce corporate overhead. Other than the capital required for developing the Ward Valley facility and for regulatory compliance at the Winona facility, the

Company has deferred almost all other capital expenditures planned for 1996.
In addition, the Company discontinued certain unprofitable operations including a transportation terminal in Ohio and its related sales offices and the remediation services division in Texas. The Company is also evaluating the viability of certain other operations and their current potential to perform at an acceptable level. As a consequence of the personnel reductions and the reorganization, effective March 1, 1996, the corporate office has been relocated to smaller space in Boise, Idaho and negotiations are in progress to sublease the corporate office space in Houston, Texas.

  The Company believes that it has a viable plan to improve its cost structure and operating results. However, considering the Company's recent losses and insufficient cash flow from operations, there can be no assurance that this plan will resolve the Company's liquidity problem in a timely fashion. The Company will more likely than not need to raise additional financing or sell assets. There can be no assurance, however, that any such financing or asset sales will be consummated. In either event, the Company may experience increasing cash flow problems which could cause the Company to materially reduce the current level of its operating activities.

  For the year ended December 31, 1995, the Company raised $4,759,000 in cash from the sale of preferred stock, generated cash from operations of $2,596,000, spent $2,320,000 for capital expenditures, invested $2,844,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $3,281,000 related to the Ward Valley and Butte facilities. The Company realized net proceeds of $1,080,000 from the sales of excess site equipment at various facilities and sales of transportation equipment primarily from the discontinued transportation business in Ohio.

FUTURE CONSIDERATIONS

  As a result of the changes to its management and operations in 1995, the Company believes that the future operating results of its existing businesses will improve, although no assurances can be given that such improvements will occur. In addition, the Company expects to receive federal income tax refunds of approximately $6,700,000 during the second quarter of 1996. In April 1996, $5,947,000 of such tax refunds were received and $4,000,000 of the proceeds was used to pay down a short-term bank loan entered into in February 1996.

  The Company is currently negotiating insurance claims relating to the July 1994 fire at the Recycle Center and expects to settle such claims in the near future. The Company has a $2,538,000 receivable recorded for these claims at December 31, 1995. In May 1996, the Company received a $1,800,000 portion of the claim, which will be used to replace property and equipment damaged in the fire.

  The estimated unaudited results for the first quarter of 1996 is a net loss of approximately $3,000,000.

  The Company offered an unsolicited proposal in the second quarter of 1995 to the Department of Energy ("DOE") to dispose of large volumes of LLRW from the DOE's Hanford site into the Company's Richland, Washington, facility which is located on the Hanford Reservation. Although the Company believed and still believes the economics of its proposal should be very attractive to the DOE, the DOE rejected the Company's proposal. The Company, however, will continue to pursue this opportunity.

RESULTS OF OPERATIONS - 1995 VS. 1994

  The Company reported a net loss of $48,903,000 for the year ended December 31, 1995 compared to net income of $3,850,000 for 1994. The 1995 results included pretax charges totaling $40,988,000 for unusual events and non-recurring adjustments of which $33,048,000 related to impairment losses on long-lived assets. Exclusive of material unusual events and non-recurring accounting adjustments in both periods, the Company had a pre-tax loss of $13,330,000 in 1995 and a pre-tax income of $1,823,000 in 1994.

  Approximately $9,586,000 of the increase in the adjusted loss from operations for 1995, as compared to 1994, is attributable to the operating results of the Recycle Center and Winona facility that were acquired in September and December 1994, respectively.

  The following table sets forth items in the Statements of Operations for the three years ended December 31, 1995, as a percentage of revenue:

                                                                    Percentage of Revenues for the
                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                1995             1994             1993
                                                             ----------       ----------       ----------
Revenues                                                         100.0%            100.0%           100.0%
Operating costs                                                  104.8              75.4             69.3
                                                             ---------         ---------        ---------

Gross profit (loss)                                               (4.8)             24.6             30.7
Selling, general and administrative expenses                      24.2              17.2             19.8
Impairment losses on long-lived assets                            48.7                --               --
                                                             ---------         ---------        ---------

Income (loss) from operations                                    (77.6)              7.4             10.9
Other (income) expense, net                                        2.4              (0.4)            (1.7)
Interest expense                                                   0.0               0.0              0.1
                                                             ---------         ---------        ---------

Income (loss) before income taxes                                (80.0)              7.8             12.5
Income tax  expense (benefit)                                     (8.0)              2.5              4.6
                                                             ---------         ---------        ---------

Net income (loss)                                                (72.0)%             5.3%             7.9%
                                                             ==========        =========        =========

Revenues

  Revenues for 1995 were $67,895,000, a 6% decrease from 1994 revenues of $71,891,000.

  Hazardous waste revenues for 1995 decreased $4,578,000, or 10%, compared to 1994. A $11,519,000 increase in revenues was attributable to the Winona facility which was acquired on December 31, 1994. The discontinuation of Midwest transportation operations and Gulf Coast remediation services during the first quarter of 1995 resulted in decreased revenues of $6,077,000. Disposal and related transportation and field services revenues at the Beatty, Nevada, disposal facility, the Robstown, Texas, disposal facility, and Gulf Coast transportation operations decreased $10,088,000 due to a 33% decline in disposal volumes, offset in part by 15% higher average disposal prices.

  LLRW revenues increased $582,000, or 2%, during 1995 as compared to 1994. A $5,704,000 increase in revenues was attributable to the Recycle Center due to recognizing a full year of operations in 1995 versus three and one-third months during 1994. LLRW brokerage services decreased $2,696,000 due to the closing of the Barnwell, South Carolina, disposal facility for the period from January to June 1995. A decrease in revenues of $1,706,000 resulted from the Company's completion of a contract milestone with the Central Interstate Low-Level Radioactive Waste Commission in early 1995. When the Butte facility's license is granted, facility development activities and associated revenues will resume.

  Revenues for 1994 were $71,891,000, a 19% increase over 1993 revenues of $60,312,000. LLRW revenues increased 26% compared to 1993. Hazardous waste revenues increased 16% compared to 1993. Disposal volumes increased approximately 34% due to obtaining several large volume contracts for remedial projects on the West Coast and in Texas. However, due to the high volume nature of these contracts and the competitive remedial pricing environment, average disposal prices for the Company's two hazardous landfills decreased by approximately 23%. An increase in transportation revenues of 29% in 1994 resulted from a full year of results from the operations of Waste Processors Industries, Inc. ("WPI") acquired in March 1993, and the successful integration of marketing transportation and disposal services with the Robstown, Texas facility. Remediation revenues increased 17% in 1994 due principally to the large remediation and disposal contracts obtained in the West Coast region with ultimate waste disposal occurring at the Company's Beatty, Nevada facility. Stabilization revenues nearly tripled in 1994 compared to 1993 due to state regulatory requirements for debris treatment and to the large debris cleanup projects requiring stabilization treatment prior to disposal.

  LLRW disposal revenues decreased 8% in 1994 due principally to the implementation of the Federal Low-Level Radioactive Waste Policy Amendments Act of 1985 (the "Low-Level Act") on January 1, 1993. The Low-Level Act together with state regulatory initiatives resulted in the inactivity of the Beatty, Nevada LLRW facility and the regulatory restrictions placed on the Richland, Washington facility and caused unusually large volumes of waste receipts at the end of 1992 which were not buried and recognized as revenues until the first quarter of 1993. Exclusive of the carryover effect of volumes received in 1992, 1994 disposal revenues increased by approximately 37% compared to 1993 due to penetration of the NORM waste disposal market. In 1994, the Company entered the LLRW on-site remediation business generating approximately $1,900,000 of revenues by providing technical and remedial services for several projects in various regions of the country. Additionally, the acquisition of the Recycle Center in September 1994, contributed approximately $2,800,000 in treatment, processing, and recycling revenues.

  Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were $8,100,000, $9,800,000, and $9,300,000, in 1995, 1994, and 1993, respectively.

Operating Costs

  Operating costs in fiscal 1995 increased $16,948,000, or 31%, as compared to 1994. An increase in operating costs of $23,637,000 for 1995 as compared to 1994 was due to the acquisitions of the Recycle Center and the Winona facility in September and December 1994, respectively. This was partially offset by a reduction in operating costs of $5,499,000 due to the discontinuation of the transportation and remediation services business during the first quarter of 1995. As a percentage of revenues, operating costs were 105%, 75% and 69% for 1995, 1994, and 1993, respectively. The following table sets forth unusual events and non-recurring accounting adjustments which affected operating costs for 1995, 1994 and 1993, respectively.

                                                                  Increase (Decrease) in Operating Costs
                                                                              (in thousands)
                                                              ------------------------------------------------
                                                                   1995             1994             1993
                                                              --------------   --------------   --------------
Deferred site maintenance accrual adjustments due to changes
  in current cost estimates                                     $     --        $ (3,202)        $    (96)

Settlements of environmental insurance claims on closed sites         --            (505)          (2,275)

Deferred site maintenance accrual reversal, settlement with
  the Commonwealth of Kentucky, and estimated PRP
  settlements all regarding remedial liability and indemnity
  for the closed Maxey Flats site                                     --            (518)          (1,768)

Writedowns of certain permitting costs and airspace costs             76              413               --

Deferred site maintenance accrual adjustment due to change
  in the discount rate used to compute present value               1,396               --          (1,199)

Disposal fees and taxes payable and deferred site maintenance accrual reversed due to settlement with the State of Nevada
  regarding the Beatty, Nevada LLRW facility                          --               --          (2,792)

Writedowns of design fees/facility costs due to abandonments         320               --               --

Cell development cost amortization adjustment due to
 changes in cell utilization                                         204               --            (768)

Settlement of variances from collective bargaining
  agreement - Recycle Center                                         447               --               --

Remedial investigation costs - Beatty, Nevada site                   491               --               --
                                                                --------        ---------        ---------

    Total unusual events and non-recurring adjustments
      included in operating costs                               $  2,934        $ (3,812)        $ (8,898)
                                                                ========        ========         ========

  Exclusive of these unusual events and non-recurring adjustments, operating costs for 1995, 1994 and 1993 would have been $68,195,000, $57,993,000 and
$50,688,000, or 100%, 81% and 84% of revenues, respectively. In 1995, exclusive of these unusual events and non-recurring adjustments, the operating costs as a percentage of revenues for the Recycle Center and the Winona facility were 126% and 124%, respectively, and all other locations combined were 89%.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses ("SG&A") for 1995 were $16,411,000 compared to $12,362,000 for 1994. Included in SG&A for the 1995 period are charges for several unusual events and non-recurring accounting adjustments which increased SG&A by $5,006,000. These charges related principally to severance for certain corporate executives and other corporate personnel, recognition of a loss for a portion of the corporate office lease and furniture which is in the process of being subleased, a writedown of obsolete computer hardware and software and a writedown of deferred debt issuance costs related to the bank credit facility which was amended effective June 30, 1995. Exclusive of these charges, SG&A was $11,405,000, a decrease of $957,000 as compared to 1994.

  As a result of the impairment losses on long-lived assets recognized in 1995, future goodwill amortization is expected to be reduced by approximately $718,000 annually. As part of corporate overhead cost reduction efforts, the Company has relocated the remaining corporate personnel effective March 1, 1996 and is in the process of negotiating a sublease of the prior corporate office space. The estimated $1,100,000 loss on the lease obligation for the unused portion of the office space and furniture was recognized in 1995.

  Selling, general and administrative expenses for 1994 were $12,362,000, an increase of $430,000 compared to 1993. The increase is attributable principally to incremental selling costs and amortization of intangible assets resulting from acquired businesses.

Investment Income

  Net investment income is comprised of interest income earned on various debt securities, certificates of deposit and other interest bearing deposits, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio. This portfolio is principally the Company's captive insurance investments reinsuring the present value of certain long-term closure and post closure liabilities. The amount of investment income in 1995 increased from 1994 due principally to a higher weighted average of outstanding investments in 1995 as compared to 1994. Investment income recognized in 1994 decreased from 1993 due to lower preferred stock portfolio performance as a result of rising interest rates and to the decrease in interest bearing investments outstanding.

Interest Expense

  Interest expense is the total interest expense incurred by the Company on outstanding indebtedness less capitalized amounts. In 1995 and 1994, the Company incurred $3,281,000 and $968,000, respectively in interest cost, all of which was capitalized for the development of the Company's LLRW facilities in California and Nebraska in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. Substantially all of the interest cost incurred for 1995 and 1994 related to borrowings under the Company's credit agreement with its bank lender.

Income Taxes

  The Company's effective income tax (benefit) rates were (10)%, 32%, and 37%, for the fiscal years 1995, 1994, and 1993, respectively. The effective benefit rate of 10% in 1995 does not reflect any recognition of future tax benefits on timing differences or net operating loss carryforwards.

Financial Assurance and Site Maintenance

  The Company operates its hazardous waste disposal sites under RCRA of 1976 ("RCRA") permits. The LLRW sites are operated under licenses from state and, in some cases, federal agencies. When these facilities reach capacity, or lease or license termination dates, as the case may be, they must be closed and maintained for a period of time prescribed by law or by license. In the case of the RCRA-permitted hazardous sites, federal regulation requires that operators demonstrate the financial capability to close sites on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's RCRA closure/post-closure plan.

  To secure closure/post-closure obligations of its hazardous waste disposal sites under federal and state regulations, the Company has provided letters of credit, certificates of insurance, and corporate guarantees as financial assurance. Cash and investment securities totaling $13,770,000 and $13,175,000 at December 31, 1995, and 1994, respectively, have been pledged as collateral for the Company's closure/post-closure obligations, performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois chemical waste facility, compliance with the TNRCC requirements related to a deepwell at the Company's Robstown, Texas hazardous disposal site, closure costs for the Beatty, Nevada LLRW site, closure costs for the Recycle Center, closure costs for the Winona facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington facility and performance bonds.

  The RI/FS for the closed Sheffield facility was completed and approved by the EPA in 1990. The Company is in the remedial phase of the Sheffield program as set forth in the EPA's corrective measures implementation plan. During 1995, the Company spent approximately $92,000 on remediation at the closed Sheffield hazardous disposal site.

  The nature of the hazardous material handled by the Company and its subsidiaries could give rise to substantial damages if spills, accidents or migration of hazardous material occurs. The occurrence of such events could have a material adverse effect upon the Company's liquidity and operating results.

Corporate Development Considerations

  See "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "Proposed Butte, Nebraska Facility" for a description of the Company's and the impact of such facilities and other future considerations on the Company's consolidated financial condition and results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American Ecology Corporation:


  We have audited the accompanying consolidated balance sheets of American Ecology Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and writedowns of assets. At December 31, 1995, the Company had a working capital deficiency of $16.1 million. During 1995, the Company obtained capital contributions from certain of its directors and others and restructured its Credit Agreement with the bank; however, the Company continues to have limited cash resources available and has substantial obligations that are due in the future. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event of violation of any covenant of the Credit Agreement or if a material adverse event is deemed by the bank to have occurred. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted. As discussed in Note 13 to the consolidated financial statements, the Company is involved in various significant permitting efforts, claims, lawsuits and other administrative matters which are uncertain at this time. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, or adjustments, if any, that may be necessary as a result of the outcome of the matters discussed above.


ARTHUR ANDERSEN LLP


Houston, Texas
April 11, 1996

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                 As of December 31,
                                                                        ------------------------------------
                                                                              1995                1994
                                                                        -----------------  -----------------
ASSETS

Current assets:
  Cash and cash equivalents                                              $        229       $        231
  Investment securities                                                           523              1,703
  Receivables, net of allowance for doubtful
    accounts of $1,322 and $1,749, respectively                                16,938             29,043
  Income taxes receivable                                                       5,339                 --
  Insurance claim receivable                                                    2,538              2,976
  Deferred income taxes                                                            --                991
  Prepayments and other                                                         1,675              2,854
                                                                         ------------       ------------
    Total current assets                                                       27,242             37,798

Cash and investment securities, pledged                                        13,770             13,175
Property and equipment, net                                                    21,764             30,122
Deferred site development costs                                                47,364             41,239
Intangible assets relating to acquired businesses, net                            486             31,313
Other assets                                                                    3,499              1,792
                                                                         ------------       ------------

      Total Assets                                                       $    114,125       $    155,439
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit loan                                                  $      6,416       $        -
  Current portion of long term debt                                               780                850
  Accounts payable                                                             13,376             12,464
  Accrued liabilities                                                          21,022             19,397
  Deferred site maintenance, current portion                                    1,763              3,524
                                                                         ------------       ------------
    Total current liabilities                                                  43,357             36,235

Long term debt, excluding current portion                                      28,357             33,493
Deferred site maintenance, excluding current portion                           20,387             18,666

Commitments and contingencies (Note 13)

Shareholders' equity:
  Convertible preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued                                       --                 --
  8 3/8%  series D cumulative convertible preferred stock,
    $.01 par value, 105,264 shares authorized, 105,264
    and 0 shares issued and outstanding, respectively
    (liquidation preference of $47.50 per share)                                    1                 --
  Common stock, $.01 par value,
    20,000,000 shares authorized, 7,825,628
    and 7,818,828 shares issued and
    outstanding, respectively                                                      78                 78
  Additional paid-in capital                                                   46,762             41,837
  Unrealized gain (loss) on securities available-for-sale                        (718)                43
  Retained earnings (deficit)                                                 (24,099)            25,087
                                                                         ------------       ------------
    Total shareholders' equity                                                 22,024             67,045
                                                                         ------------       ------------

      Total Liabilities and Shareholders' Equity                         $    114,125       $    155,439
                                                                         ============       ============

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)



                                                                       Year Ended December 31,
                                                             ---------------------------------------------
                                                                1995             1994             1993
                                                             ----------       ----------       ----------
Revenues                                                     $  67,895         $ 71,891         $ 60,312
Operating costs                                                 71,129           54,181           41,790
                                                             ---------         --------         --------

  Gross profit (loss)                                           (3,234)          17,710           18,522
Selling, general and administrative expenses                    16,411           12,362           11,932
Impairment loss on long-lived assets                            33,048               --               --
                                                             ---------         --------         --------

  Income (loss) from operations                                (52,693)           5,348            6,590
Investment income                                                 (582)            (287)            (973)
Loss on sale of assets                                           1,386               --               --
Other expense                                                      821               --               --
Interest expense                                                    --               --               31
                                                             ---------         --------         --------

  Income (loss) before income taxes                            (54,318)           5,635            7,532
Income tax expense (benefit)                                    (5,415)           1,785            2,788
                                                             ---------         --------         --------

  Net income (loss)                                            (48,903)           3,850            4,744

Preferred stock dividends                                           88               --               --
                                                             ---------         --------         --------
  Net income (loss) available to common shareholders         $ (48,991)        $  3,850         $  4,744
                                                             =========         ========         ========

Net income (loss) per share, primary                         $   (6.26)        $    .49         $    .60
                                                             =========         ========         ========

Dividends paid per common share                              $    .025         $    .10         $     --
                                                             =========         ========         ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)


                                                 8 3/8%
                                                SERIES D                            UNREALIZED
                                               CUMULATIVE                         GAIN (LOSS) ON
                                 CONVERTIBLE   CONVERTIBLE             ADDITIONAL    SECURITIES   RETAINED
                                  PREFERRED     PREFERRED    COMMON      PAID-IN    AVAILABLE-   EARNINGS
                                    STOCK         STOCK       STOCK      CAPITAL      FOR-SALE    (DEFICIT)
                                 -----------   ----------- ---------- ------------- -----------   ---------
Balance, December 31, 1992        $      --    $     --     $     74    $  37,383    $      --    $ 17,273

Net income                               --          --           --           --           --       4,744
Common stock issued for
   acquisition                           --          --            3        3,464           --          --
Other common stock issuances,
   net of repurchases                    --          --            1          340           --          --
Income tax benefit of stock
   options exercised                     --          --           --          282           --          --
                                  ---------    --------     --------    ---------    ---------    --------
Balance, December 31, 1993        $      --    $     --     $     78    $  41,469    $      --    $ 22,017


Net income                               --          --           --           --           --       3,850
Common stock issuances                   --          --           --          301           --          --
Income tax benefit of stock
   options exercised                     --          --           --           67           --          --
Dividends - common stock                 --          --           --           --           --        (780)
Unrealized gain on securities
   available-for-sale                    --          --           --           --           43          --
                                  ---------    --------     --------    ---------    ---------    --------
Balance, December 31, 1994        $      --    $     --     $     78    $  41,837    $      43    $ 25,087


Net loss                                 -           --           --           --           --     (48,903)
Preferred stock issuances                --           1           --        4,898           --          --
Common stock issuances                   --          --           --           98           --          --
Income tax benefit of
   stock options exercised               --          --           --            7           --          --
Liquidation of shareholders'
   rights                                --          --           --          (78)          --          --
Dividends - common stock                 --          --           --           --                     (195)
Dividends - preferred stock              --          --           --           --                      (88)
Unrealized loss on securities
   available-for-sale                    --          --           --           --         (761)         --
                                  ---------    --------     --------    ---------    ---------    --------
Balance, December 31, 1995        $      --    $      1     $     78    $  46,762    $    (718)   $(24,099)
                                  =========    ========     ========    =========    =========    ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ IN 000'S)

                                                                              Year Ended December 31,
                                                                    ------------------------------------------
                                                                        1995           1994           1993
                                                                    ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                  $  (48,903)    $   3,850      $   4,744
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
  Impairment loss on long-lived assets                                   33,048            --             --
  Depletion, depreciation and amortization                                7,319         6,279          4,356
  Deferred income taxes                                                     816         3,044          2,232
  (Gain) loss on sale of assets                                           1,386           (65)           (24)
  Realized loss on sales of securities available-for-sale                   101            --             --
  Changes in assets and liabilities, excluding effects of acquisitions:
     Receivables                                                         12,655        (4,534)         4,437
       Income taxes receivable                                           (5,339)           --             --
     Investment securities classified as trading                           (354)          472             --
     Other assets                                                        (1,016)         (411)        (1,456)
     Deferred site maintenance                                              (40)       (7,041)        (5,249)
     Other liabilities                                                    2,923        (3,394)        (2,341)
                                                                     ----------     ---------      ---------
        Total adjustments                                                51,499        (5,650)         1,955
                                                                     ----------     ---------      ---------
     Net cash provided by (used in) operating activities                  2,596        (1,800)         6,699
                                                                     ----------     ---------      ---------

Cash flows from investing activities:
  Capital expenditures, excluding site development costs                 (2,320)       (3,714)        (8,943)
  Site development costs, including capitalized interest                 (6,125)       (4,321)        (3,615)
  Payments for businesses acquired                                           --       (27,871)        (3,305)
  Proceeds from sales of assets                                           1,080           299             24
  Proceeds from sales of investment securities                              214            --             --
  Transfers to (from) cash and investment
     securities, pledged                                                   (241)          885          4,502
                                                                     ----------     ---------      ---------
     Net cash used in investing activities                               (7,392)      (34,722)       (11,337)
                                                                     ----------     ---------      ---------

Cash flows from financing activities:
  Proceeds from issuances of indebtedness                                26,640        56,555          1,100
  Payments of indebtedness                                              (26,430)      (23,739)        (3,221)
  Proceeds from common stock issued                                          98           301            341
  Proceeds from preferred stock issued, net                               4,759            --             --
  Liquidation of shareholders' rights                                       (78)           --             --
  Payment of cash dividends                                                (195)         (780)            --
                                                                     ----------     ---------      ---------
     Net cash provided by (used in)
        financing activities                                              4,794        32,337         (1,780)
                                                                     ----------     ---------      ---------

Decrease in cash and cash equivalents                                        (2)       (4,185)        (6,418)

Cash and cash equivalents at beginning of year                              231         4,416         10,834
                                                                     ----------     ---------      ---------

Cash and cash equivalents at end of year                             $      229     $     231      $   4,416
                                                                     ==========     =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest, net of amounts capitalized                            $       --     $      --      $      31
     Income taxes                                                            --           123          2,338


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

  American Ecology Corporation (a Delaware Corporation) and its subsidiaries ("the Company") provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. The Company services the needs of hazardous waste generators in the Gulf and West Coast regions of the country at its hazardous waste landfill disposal sites in Robstown, Texas and Beatty, Nevada and commercial deepwell disposal facility in Winona, Texas. The Company services the needs of low-level radioactive waste (LLRW) generators in the Northwest region at its rate regulated LLRW facility located near Richland, Washington and provides LLRW processing and recycling services to LLRW waste generators in the Mid-West and East Coast regions of the country at its Oak Ridge, Tennessee facility.

  Business Conditions. The Company has incurred significant losses from operations during 1995 and had a working capital deficit of $16.1 million as of December 31, 1995. Furthermore, as a result of the above conditions and other circumstances discussed in Note 4, the Company recorded a $33.0 million impairment loss on long-lived assets during 1995. The estimated unaudited results for the first quarter of 1996 is a net loss of approximately
$3.0 million.


  Although the Company obtained capital contributions of approximately $4.9 million from certain of its directors and others, restructured its bank credit agreement extending its maturity to December 1998, and received certain waivers for financial and other covenant violations in the credit agreement from the bank for 1995 and the first and second quarters of 1996, the Company continues to have very limited cash resources available and is currently experiencing difficulty paying its on-going obligations as they become due. As discussed in
Note 7, available borrowings under the Credit agreement were approximately $1.6 million as of December 31, 1995. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event of violation of any covenant of the Credit Agreement or if a material adverse event is deemed by the bank to have occurred. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted.

  Management has implemented a business plan and long term strategy which success is dependent upon the Company's ability to substantially reduce operating expenses and enhance revenues from low-level radioactive waste disposal and processing. Management has taken steps during 1995 to reduce costs and will continue this effort in the future. These steps include reducing personnel and decentralizing responsibilities to the operating divisions. Furthermore, the Company is limiting future capital expenditures. The Company will more likely than not need to raise additional financing or sell assets. There can be no assurance, however, that any such financing or asset sales will be consummated. In the event the Company does not meet its business plan or the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or obtain further forbearance from the bank.

  As discussed in Note 13 to the consolidated financial statements, the Company is involved in various significant permitting efforts, claims, lawsuits and other administrative matters which are uncertain at this time.

  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, or adjustments, if any, that may be necessary as a result of the outcome of the matters discussed above.

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

  Investments in Debt and Equity Securities. The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Debt and equity securities that the Company has the intent and ability to hold to maturity are classified as "securities held-to-maturity" and reported at amortized cost. Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as either "securities held-to-maturity" or "trading securities" are classified as "securities available-for-sale" and reported at estimated fair value with net unrealized holding gains and losses reported as a component of shareholders' equity. The adoption of SFAS 115 did not have a material effect on the Company's financial position or results of operations. The Company uses the specific identification method to determine the cost basis used in computing realized gains or losses.

  Property and Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Land is comprised of land owned at the processing and disposal sites. Land owned at disposal sites is depleted over the estimated useful life of the disposal site on a straight-line basis. Cell development costs represent waste disposal site preparation costs which are capitalized and charged to operating costs as disposal space is utilized. Cell development costs include direct costs related to site preparation, including legal, engineering, construction, and the direct cost of Company personnel dedicated for these purposes. The estimated useful lives of buildings and improvements is fifteen to thirty-one years. The estimated useful lives of vehicles, decontamination, processing and other equipment is three to ten years. See
Note 3. for major categories of property and equipment. Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1995, 1994 and 1993, maintenance and repairs expense was $603,000, $750,000, and $642,000, respectively.

  Deferred Site Development Costs. The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

  The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and
capitalized by the Company.   As of December 31, 1995, the Company had deferred
$40,673,000 (36% of total assets) of pre-operational facility development costs of which $3,649,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

  Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Such revenues totaled $8,100,000, $9,800,000 and $9,300,000 in 1995, 1994 and 1993,
respectively. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the CIC. As of

December 31, 1995, the Company has contributed and deferred approximately $6,691,000 (6% of total assets), of which $600,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of these amounts will be approved. In addition, the CIC has the option to terminate the contract, upon ten (10) days written notice, in the event it has expended an additional $31.1 million provided under the last contract amendment and the State of Nebraska's licensing decision has not been made and the major generators in the compact region have either ceased funding the project or thereafter notified the CIC pursuant to amendment No. 5 of its contract with the CIC that the major generators intend to cease funding of the project. If the CIC elects to terminate the contract, then the Company has no further claim or right to reimbursement of its contributions or accrued interest unless the CIC and the Company agree to go forward with the facility, in which event the Company retains its rights to recover its contribution together with any accrued interest.

  The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings as further discussed under "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "- Proposed Butte, Nebraska Facility". At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations.

  In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized was $3,281,000 in 1995 and $968,000 in 1994.

  Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized on the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. The accumulated amortization of intangible assets amounted to $314,000 and $962,000 at December 31, 1995 and 1994, respectively. Amortization of intangible assets was $742,000, $520,000 and $215,000 in 1995, 1994 and 1993, respectively. On an ongoing basis, the Company measures realizability of intangible assets. In the event that facts and circumstances indicate intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary. In 1995, a $31,367,000 impairment of intangible assets was recorded, see Note 4.

  Permitting Costs. Permitting costs, which are primarily comprised of outside engineering and legal expenses, are capitalized and amortized over the life of the applicable permits. At December 31, 1995 and 1994, there were $2,057,000 and $1,389,000, respectively, of such unamortized costs included in other assets in the accompanying consolidated balance sheets.

  The Company operates its various sites under the regulations of, and permits issued by various state and federal agencies. Several of the Company's existing sites are currently seeking permit renewals and/or expansion permits. There is no assurance of the outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potential stricter governmental regulation. Substantial losses which would have a material adverse effect on the Company's consolidated financial position, could be incurred by the Company in the near term in the event a permit is not granted, if facility construction programs are delayed or changed, or if projects are otherwise abandoned. The Company reviews the status of permitting projects on a periodic basis to assess realizability of related asset values. As of December 31, 1995, management believes that assets which could currently be affected by permitting efforts are recoverable at their recorded values.

  Deferred Site Maintenance. Deferred site maintenance includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The portion of these obligations expected to be spent within the following twelve month period is classified as deferred site maintenance, current portion in the accompanying consolidated balance sheets. The Company generally provides accruals for the estimated costs of closures and post-closure monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company performs routine periodic reviews of closed operating sites and revises accruals for estimated post-closure, remediation or other costs related to these locations as deemed necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for operating chemical disposal sites based on RCRA and the respective site permits. RCRA requires that companies provide financial assurance for the closure and post-closure care and maintenance of their chemical sites for at least thirty years following closure. Where both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost is discounted to present value at a discount rate of 2.5%, net of inflation. See the discussion of Operating Costs included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning certain adjustments recorded in 1995, 1994 and 1993.

  Net Income (Loss) Per Share. The calculation of net income (loss) per common and common equivalent share is in accordance with the treasury stock method for 1995 and 1994 and the modified treasury stock method for 1993. The change in methods relates to the reductions in common stock equivalents due to the expiration of an outstanding warrant in 1993.

                                                                      (000's except per share amounts)
                                                                           Year Ended December 31,
                                                               -----------------------------------------------
                                                                    1995             1994             1993
                                                               --------------   --------------   -------------
Net income (loss)                                                $ (48,903)       $   3,850        $   4,744
   Adjustments to net income (loss):
     Investment income on assumed investment
       of excess proceeds from exercise of
       common stock equivalents                                         --               --              137
     Preferred stock dividends                                          88               --               --
                                                                 ---------        ---------        ---------
       Adjusted net income (loss) available to
          common shareholders                                    $ (48,991)       $   3,850        $   4,881

Weighted average shares outstanding -
   Common shares outstanding at year end                             7,826            7,819            7,784
   Effect of using weighted average common and
     common equivalent shares outstanding                               (4)              (6)             (88)
   Effect of shares issuable under stock option
     plans based on the treasury stock method                           --               38              632
   Effect of shares issuable under warrant
     based on the treasury stock method                                 --               --            1,327
   Modified treasury stock, 20% repurchase limit                        --               --           (1,558)
                                                                 ---------        ---------        ---------
       Shares used in computing earnings (loss)
          per share                                                  7,822            7,851            8,097
                                                                 ---------        ---------        ---------

Net income (loss) per common and common
   equivalent share, primary                                     $   (6.26)       $     .49        $     .60
                                                                 =========        =========        =========

  There was no difference between the primary and fully diluted earnings per share calculations in 1995, 1994 and 1993.

  New Accounting Principles. In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was issued. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company currently accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has decided not to adopt this new standard in 1996, and alternatively will provide certain pro forma disclosures in the notes to the financial statements in future filings.

  Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". This statement requires disclosure of fair market value information for financial instruments. The book values of investment securities, excluding investments in common and preferred stocks, receivables, accounts payable and financial instruments included in other assets and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. Investments in common and preferred stocks are stated at fair market values. The quoted market price was used to determine the fair market value of the investment in common stock and estimated market values were used to determine the fair market value of the investments in preferred stocks. The carrying value of long-term debt approximates fair value principally because of the variable interest rate terms set forth in the bank credit facility agreement. See Note 2.

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. The significant estimates used by the Company in the accompanying consolidated financial statements primarily relate to waste processing and burial, deferred site maintenance, and commitments and contingencies as discussed in Notes 5, 6 and 13, respectively. Actual results could materially differ from the Company's estimates.

  Reclassification. Certain reclassifications have been made to prior year financial statements to conform to the fiscal 1995 presentation.

NOTE 2. CASH AND INVESTMENT SECURITIES

  Cash and investment securities at December 31, 1995 and 1994, were as follows (in thousands):

                                                  1995               1994
                                               ----------         ----------
Cash and cash equivalents                      $    1,246         $    1,425
Trading securities                                  6,993              6,640
Securities held-to-maturity                         5,760              5,341
Securities available-for-sale                         523              1,703
                                               ----------         ----------
                                               $   14,522         $   15,109
                                               ==========         ==========

  Investments in trading securities consist principally of preferred stocks, which are held by a captive insurance company wholly-owned by the Company. The change in net unrealized holding gains on trading securities was $114,000 in 1995 which has been included in earnings during this period. Investments in securities available-for-sale consist of common stock of Perma-Fix, Inc. (see
Note 12) which has an original cost value of $1,320,000, fair value of $602,000 and a gross unrealized holding loss of 718,000 at December 31, 1995. The change in net unrealized holding loss on securities available-for-sale was $761,000 which has been included as a separate component of shareholders' equity during the period. Proceeds of $214,000 received on sales of securities available-for-sale during 1995 resulted in realized losses of $101,000. There were no sales of securities available-for-sale during 1994. Investments in securities held-to-maturity mature over various dates during 1996 and are reported at their amortized cost basis, which approximates fair value at December 31, 1995. Investments in securities held-to-maturity at December 31, 1995 and 1994, consisted of the following (in thousands):


                                                  1995               1994
                                               ----------         ----------
U.S. Government securities                     $    5,547         $    5,140
Certificates of deposit                               138                 43
Money market accounts and other                        75                158
                                               ----------         ----------
                                               $    5,760         $    5,341
                                               ==========         ==========


  Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $13,770,000 and $13,175,000 at December 31, 1995 and 1994, respectively, have been classified as non-current assets as cash and investment securities, pledged. The pledged cash and investment securities represent collateral for the Company's closure/post closure obligations, performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois facility, compliance with Texas Natural Resource Conservation Commission ("TNRCC") requirements related to the Company's non-commercial use deepwell at the Company's Robstown, Texas, facility, closure costs for the Beatty, Nevada LLRW site, test borings at the proposed LLRW facilities in Nebraska and California, settlement with generators of waste at the Richland, Washington facility, and various performance bonds. Also, a portion of the pledged cash and investment securities at December 31, 1995 is pledged as collateral for closure costs relating to the two facilities acquired in 1994 (see Note 12). The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

NOTE 3. PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1995 and 1994, was as follows (in thousands):

                                                                                  1995               1994
                                                                             --------------     --------------
Land                                                                           $    1,484         $    1,818
Cell development costs                                                             10,452             10,172
Buildings and improvements                                                          7,673              8,143
Decontamination and processing equipment                                            2,131              4,281
Vehicles and other equipment                                                       22,112             24,732
                                                                               ----------         ----------
                                                                                   43,852             49,146
Less: Accumulated depletion, depreciation and amortization                        (22,088)           (19,024)
                                                                               ----------         ----------
                                                                               $   21,764         $   30,122
                                                                               ==========         ==========

NOTE 4. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets.

  The Company adopted this statement during 1995 in conjunction with recording a substantial writedown of goodwill and certain property and equipment. The impairment loss on long-lived assets of $33,048,000 was comprised of the following (in thousands):

   Writedown of the carrying amount of goodwill resulting from
     the acquisition of the Recycle Center (Note 12)                                   $    22,165

   Writedown of the carrying amount of goodwill resulting from
     the acquisition of Waste Processor Industries, Inc.                                     5,744

   Writedown of the carrying amount of goodwill resulting from
     the acquisition of the Winona facility (Note 12)                                        3,458

   Writedown of property and equipment at the Winona facility (Note 12)                      1,681
                                                                                       -----------

     Total impairment losses                                                           $    33,048
                                                                                       ===========

   The circumstances leading to the impairment losses include an accumulation of costs significantly in excess of the amount of acquisition costs originally expected for the Recycle Center and to a lesser degree, the Winona facility. Contributing factors include a current period operating and cash flow loss, a recent history of operating losses, and the Company's inability to achieve the operating results anticipated prior to the respective acquisitions. Additionally, the transportation operations of Transtec, Inc., and the chemical remediation services operations of American Ecology Services Corporation, both acquired as part of the Waste Processor Industries, Inc. acquisition in March 1993, have been discontinued. Changes in the marketplace and competitive situations in certain service lines, particularly at the Recycle Center and the Winona facility, have contributed to the Company's inability to achieve anticipated operating results.

   The impairment losses were calculated as the excess of carrying amounts of long-lived assets as compared to estimated fair values of the respective assets. Fair values were determined using the present value of management's estimated expected future cash flows. Should estimated cash flows not be attainable, further material writedowns of assets may be required in the near term.

NOTE 5. ACCRUED LIABILITIES

   Accrued liabilities at December 31, 1995 and 1994 were as follows (in thousands):

                                                                                  1995               1994
                                                                             --------------     --------------
Waste processing and burial                                                    $    7,008         $   10,063
State disposal fees and taxes                                                       1,994              1,384
Regulated rate settlements                                                          2,123              1,331
Compensation costs                                                                  1,778              1,541
Deferred revenue                                                                    1,064                 --
Other                                                                               7,055              5,078
                                                                               ----------         ----------
                                                                               $   21,022         $   19,397
                                                                               ==========         ==========

  The Company has recorded a liability of $7,008,000 for the waste processing and burial of waste on-site at the Recycle Center. The liability is based on management estimates of anticipated waste treatment methods, associated volume reductions and burial fees. Should estimated volume reductions or proposed disposal methods not be attainable, the costs for processing and burial could increase materially in the near term.

NOTE 6. DEFERRED SITE MAINTENANCE

   Deferred site maintenance accruals at December 31, 1995 and 1994 were as follows (in thousands):

                                                                                  1995               1994
                                                                             --------------     --------------
Accrued costs associated with open facilities                                  $   10,568         $   10,108
Accrued costs associated with closed facilities                                    11,582             12,082
                                                                               ----------         ----------
  Sub-total                                                                        22,150             22,190
Less: current portion                                                              (1,763)            (3,524)
                                                                               ----------         ----------
Deferred site maintenance, excluding current portion                           $   20,387         $   18,666
                                                                               ==========         ==========

  Accrued costs associated with open facilities principally relate to closure and post-closure for the permitted and developed portion of the Robstown, Texas facility, groundwater contamination remediation at the Robstown and Winona, Texas facilities, and to capping of active cells at the chemical waste disposal facilities in Robstown, Texas and Beatty, Nevada and the LLRW facility in Richland, Washington. The Company is in process of re-permitting the Robstown facility to include development of an additional portion of the site. The Company's current estimate of the Robstown site's closure and post-closure costs of $5,199,000 does not include the incremental closure and post-closure costs for this undeveloped portion of the site. The estimated additional cell capping costs to be expensed over the remaining developed cell space at the Company's disposal facilities was approximately $2,600,000 at December 31, 1995.

  The Company is in the process of addressing corrective action plans at the Robstown, Texas site. A 1978 analysis showed the presence of chemical contamination in the shallow, non-potable aquifer underlying the site. The Company operates a deep-injection well for the disposal of contaminated groundwater and leachate generated at the facility. The Company has recorded an accrual ($1,982,000 balance at December 31, 1995) for the estimated costs of the groundwater remediation program based upon a compliance plan agreed to with the state's regulatory authority in 1992. Based on remediation results to date, the reduction in contamination levels outlined in the compliance plan are not being achieved. In 1993, the state's regulatory rules were amended to base clean-up requirements upon reasonable standards criteria. The Company believes that the standards upon which the costs are estimated should be reduced and has proposed an alternative plan to the State which could substantially mitigate future groundwater remediation costs. If the Company's proposal is not accepted, significant costs may be required to remediate the site to the state's specifications in the current compliance plan.

  The Winona facility, acquired on December 31, 1994, has on-site, underground chemical contamination for which the facility has developed a corrective action plan and is in process of remediating. Groundwater is recovered and disposed of in the facility's deep-injection well. The current estimated cost of the remediation of $838,000 is included in the Company's deferred site maintenance accruals at December 31, 1995.

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

  Accrued costs associated with closed facilities relate to remediation, closure and post-closure of the Sheffield, Illinois chemical facility and maintenance of the Sheffield LLRW facility.

  The Company is in the process of remediating the closed chemical waste disposal facility in Sheffield, Illinois under a final corrective measures implementation plan issued by the U.S. EPA in 1990 pursuant to the Remedial Investigation and Feasibility Study completed by the Company. The Company has submitted for approval a closure/post-closure plan for the site to the Illinois EPA and to the U.S. EPA. The plan has not been approved by the agencies pending further implementation of the RI/FS. The estimated term of the closure plan combined with the required thirty years post-closure monitoring is forty years. As of December 31, 1995, the Company had accrued $10,800,000 for estimated plan costs. This estimate is based on the current plan and the estimate may vary materially based on the provisions of the approved plan. Additionally, the Company is maintaining until 1998 a closed LLRW disposal facility adjacent to the closed chemical waste disposal facility pursuant to a May 25, 1988 Agreed Order with the State of Illinois. The estimated costs of the remediation and closure program, maintenance and post-closure monitoring of the LLRW facility with the expected timing of future payments at December 31, 1995 were as follows (in thousands):

                          1996                                                   $    384
                          1997                                                        400
                          1998                                                         53
                                                                                 --------
                          Total estimated costs                                       837
                          Discount amount at 2.5%                                     (37)
                                                                                 --------
                          Amount accrued, net of discount                        $    800
                                                                                 ========

  The Company's estimates of future deferred site maintenance costs are subject to change in the near term in the event amendments are made to current laws and regulations governing the Company's operations or if more stringent implementation thereof is required, or if additional information regarding required remediation activities is obtained. Such changes could have a material adverse effect on the Company's consolidated results of operations and financial position in the near term and require substantial capital expenditures.

NOTE 7. REVOLVING CREDIT LOAN AND LONG TERM DEBT

  Long term debt at December 31, 1995 and 1994 consisted of the following (in thousands):

                                                                                  1995               1994
                                                                             --------------     --------------
      Secured bank credit facility                                             $   28,079         $   32,905
      Acquisition note payable                                                        550                550
      Capital lease obligations and other                                             508                888
                                                                               ----------         ----------
                                                                                   29,137             34,343
      Less: Current maturities                                                       (780)              (850)
                                                                               ----------         ----------
      Long term debt                                                           $   28,357         $   33,493
                                                                               ==========         ==========


  Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

                        Year Ended
                       December 31,
                       ------------
                          1996                       $    780
                          1997                            264
                          1998                         28,093
                                                     --------
                          Total                      $ 29,137
                                                     ========


  On June 30, 1995, the Company refinanced its prior bank debt under the terms of a Second Amended and Restated Credit Agreement ("Credit Agreement"). The secured bank credit facility matures on December 31, 1998 and is comprised of a $27,000,000 term loan ("Term Loan"), an $8,000,000 revolving credit loan ("Revolver"), and a $5,000,000 standby letter of credit facility. Accelerated Term Loan principal repayments are due upon occurrence of certain contingent events, including the opening of the Ward Valley Facility and sales of assets. Upon closing of the Credit Agreement on June 30, 1995, the lender bank agreed to accept a note, known as the Fee Capitalization Note, from the Company to capitalize the fees associated with the Credit Agreement. The note, which provides for borrowings up to $4,000,000, includes an initial amount of $1,000,000 representing the fees (including previously deferred fees) to compensate the bank for the restructured commitment. The Fee Capitalization Note matures on December 31, 1998 and is entitled to the benefits of the Credit Agreement. The bank has the option of requiring payment of the Fee Capitalization Note with shares of the Company's common stock.

  As of December 31, 1995, the outstanding balances under the Term Loan, Revolver and Fee Capitalization Note were $26,923,000, $6,416,000 and $1,156,000, respectively. The outstanding balance under the Revolver is included as a component of current liabilities based on the terms of the Credit Agreement. At December 31, 1995, the Company had $1,584,000 available for borrowing under the Revolver.

  Interest on the Term Loan and Revolver is accrued daily at a rate equal to the bank's prime rate, as it changes, plus 1% with that rate increasing by 0.25% each calendar quarter. As of December 31, 1995 the Company's actual accrual interest rate was 9.75%. Each month, the Company pays interest at a rate, known as the pay rate, which is equal to the bank's prime rate, as it changes. As of December 31, 1995, the actual interest rate was 8.5%. The incremental difference between the accrual rate and the pay rate calculated each month is capitalized into the Fee Capitalization Note. Each month, the Company accrues and pays interest on the Fee Capitalization Note at a rate equal to the bank's prime rate, as it changes, which was 8.5% at December 31, 1995.

  On February 7, 1996 the Company entered into an agreement (First Amendment to Second Amended and Restated Credit Agreement) with its bank for the issuance of a note, the Advance Note, in the amount of $4,000,000. This note was issued to provide the Company working capital funds over and above the availability of the Revolver and matures on the earlier of June 30, 1996 or upon obtaining the tax refund attributable to carrybacks of 1995 tax losses or other receipts, as defined. Interest on the Advance Note accrues at a rate equal to the bank's prime rate, as it changes, plus 1.5% and is paid monthly by the Company. The Advance Note is entitled to the benefits of the Credit Agreement. Also on February 7, 1996 the bank issued a $1,100,000 standby letter of credit on behalf of the Company.

  Borrowings under the Credit Agreement are secured by substantially all of the Company's assets. Additionally, the holders of the Company's 8 3/8% Series D Cumulative Convertible Preferred Stock have pledged the preferred stock as security for the Credit Agreement. The Credit Agreement requires, among other things, the maintenance of certain financial covenants including
(i) minimum consolidated net worth, as defined, of $18 million through June 30, 1996 and minimum consolidated net worth to remain at the June 30, 1996 level for the remainder of 1996, subject to certain adjustments thereafter, and (ii) minimum monthly and quarterly earnings, as defined, of $250,000 and $1 million, respectively, for the third and fourth quarters of 1996, subject to certain adjustments thereafter. Further, the Credit Agreement requires the Company to maintain a lock box arrangement for cash receipts with the bank and restricts the Company from additional borrowings, prohibits payment of dividends on common stock, and limits capital expenditures. Under the terms of the Credit Agreement, the bank may accelerate the maturity of debt in the event of violation of any covenant of the Credit Agreement or if a material adverse event is deemed by the bank to have occurred. The Company has obtained waivers from the bank for certain financial and other covenant violations during 1995 and for the first and second quarters of 1996. If the Company is unable to remain in compliance with the terms of the Credit Agreement or is unable to obtain additional waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to retire the debt. As a result, the Company's operations may be negatively impacted. While management believes the Company will be able to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of default, there are no assurances such levels of compliance will be achieved or further forebearance will be provided by the bank.

  The acquisition note payable matured on December 31, 1995 and represents a note payable to Mobley Environmental Services, Inc. ("Mobley"). This note was incurred as part of the Company's acquisition of Gibraltar Chemical Resources, Inc. on December 31, 1994. The note is non-interest bearing and payment of the note is subject to set-off any indemnification amounts owed by Mobley to the Company. The Company has not paid the note to Mobley, since it is the Company's opinion that its claims against Mobley in conjunction with the acquisition are materially in excess of the amount of the acquisition note payable to Mobley.

  At December 31, 1995 the Company had a total of $4,452,000 of issued letters of credit outstanding, including $1,872,000 issued under the bank credit facility, of which the most significant relate to site operating permits for licenses and guarantees for site closure and post-closure required in obtaining operating permits for the disposal sites. The issued letters of credit are secured by cash and investment securities. The Company is required to pay fees ranging from 1/2 of one percent to one percent on letters of credit drawn. The letters of credit expire no more than one year after December 31, 1998.

NOTE 8. PREFERRED STOCK

  In September 1995, the Board of Directors of the Company authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. During September through December 1995, the Company sold 105,264 shares of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the Company's directors ("the Investing Group") and received cash proceeds of $4,759,000, which is net of offering expenses of $101,000 and $140,000 in settlement of liabilities to
two members of the Investing Group.   Each 8 3/8% Preferred Stock share is
convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on
October 15, 1995.   Accrued unpaid dividends totaled $88,000 at December 31,
1995.   The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed to be de minimus.

NOTE 9. INCOME TAXES

  Effective January 1, 1993, the Company prospectively adopted Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). The effect of the adoption was not material to the Company's financial position or results of operations. The Company previously accounted for income taxes under Statement of Financial Accounting Standards No. 96.

  The components of the income tax provision (benefit) were as follows (in thousands):

                                                                            Year Ended December 31,
                                                                    1995             1994             1993
                                                                ------------     ------------     ------------
Current    -  Federal                                             $ (6,061)        $ (1,184)        $    192
           -  State                                                   (170)             (75)             364
                                                                  --------         --------         --------

                                                                    (6,231)          (1,259)             556
                                                                  --------         --------         --------

Deferred   -  Federal                                                  816            3,044            2,232
                                                                  --------         --------         --------

                                                                  $ (5,415)        $  1,785         $  2,788
                                                                  ========         ========         ========



  The following is a reconciliation between the effective income tax (benefit) rate and the applicable statutory federal income tax (benefit) rate:

                                                                            Year Ended December 31,
                                                                    1995             1994             1993
                                                                ------------     ------------     ------------
Income tax  (benefit) - statutory rate                               (34.0)%           34.0%            34.0%

State income taxes, net of federal tax benefit                         (.3)             (.1)             3.1

Dividend income excluded from taxable income                           (.1)            (2.2)            (1.2)

Non-deductible goodwill amortization                                   5.3              1.6             --

Valuation allowance for deferred tax assets                           18.0             --               --

Other, net                                                             1.1             (1.6)             1.1
                                                                ----------       ----------       ----------

           Total effective tax (benefit) rate                        (10.0)%           31.7%            37.0%
                                                                ==========       ==========       ==========


  The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                                               January 1,        Deferred       December 31,
                                                                  1995           Provision          1995
                                                             --------------     -----------    --------------
  Deferred tax assets:
  Environmental compliance and
    other site related costs,
    principally due to accruals for
    financial reporting purposes                              $    5,655       $    2,557       $    8,212
  Depreciation and amortization                                       --            6,396            6,396
  Net operating loss carryforward                                  2,177              524            2,701
  Other                                                            3,803           (1,702)           2,101
                                                              ----------       ----------       ----------

  Total gross deferred tax assets                                 11,635            7,775           19,410
  Less valuation allowance                                        (5,266)          (9,443)         (14,709)
                                                              ----------       ----------       ----------
  Net deferred tax assets                                          6,369           (1,668)           4,701
                                                              ----------       ----------       ----------

  Deferred tax liabilities:
  Site development costs                                            (874)          (1,759)          (2,633)
  Depreciation and amortization                                   (1,239)           1,239               --
  Insurance claim                                                      -           (1,000)          (1,000)
  Other                                                           (3,440)           2,372           (1,068)
                                                              ----------       ----------       ----------

  Total gross deferred tax liabilities                            (5,553)             852           (4,701)
                                                              ----------       ----------       ----------

  Net deferred tax assets                                     $      816       $     (816)      $       --
                                                              ==========       ==========       ==========

  The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $7,944,000 at December 31, 1995, begins to expire in the year 2007 and utilization of $5,222,000 of this carryforward is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382.

NOTE 10. EMPLOYEE'S BENEFIT PLANS

  Retirement Plan. Effective December 31, 1995, the Company's defined contribution retirement plan ("Plan") was amended to provide that participants will not earn additional benefits under the Plan, no Company contributions will be made and no employees will be eligible to become participants in the Plan on or after December 31, 1995.

  Prior to the December 31, 1995 amendment, the Plan covered substantially all of the Company's full-time employees after one full year of employment. The Company made contributions to the plan equal to 5% of the participant's monthly compensation, as defined. The Company also made an additional 5% contribution for employees who earned in excess of the prior year's FICA base compensation, as defined. The Company's contributions vest to the employees at 20% per year, beginning with the first full year of employment.

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

  The Company's total contribution for both the retirement plan and 401(k) plan was $829,000, $946,000 and $783,000, for 1995, 1994, and 1993, respectively.
The Company has no post-retirement or post-employment benefit plans.

NOTE 11. STOCK OPTION PLANS

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

                                                                   1995              1994             1993
                                                              --------------     ------------     ------------
Under option:
Options outstanding, beginning of year                             691,950          611,450          612,550
Granted                                                            706,000          125,000          119,150
Exercised                                                           (6,800)         (35,000)        (120,250)
Canceled                                                          (204,550)          (9,500)              --
                                                                ----------         --------         --------
Options outstanding, end of year                                 1,186,600          691,950          611,450
                                                                ==========         ========         ========

Price range per share of outstanding options                    $    4.00-         $  2.79-         $  2.79-
                                                                $    14.75         $  14.75         $  14.75
                                                                ==========         ========         ========

Price range per share of options exercised                                         $  8.00-         $  2.79-
                                                                $     2.79         $   8.58         $   8.00
                                                                ==========         ========         ========

Prince range per share of options canceled                      $    6.38-         $ 10.13-         $     --
                                                                $    14.75         $  11.00         $     --
                                                                ==========         ========         ========

Options exercisable at end of year                                 721,340          521,660          401,300
                                                                ==========         ========         ========

Options available for future grant at end of year                  383,900          710,900          226,400
                                                                ==========         ========         ========

NOTE 12.  ACQUISITIONS

  On September 19, 1994, the Company acquired the assets of Quadrex Recycle Center, ("Recycle Center"), a business segment of Quadrex Corporation ("Quadrex") that provides recycling, decontamination, volume reduction of radioactive waste and related equipment rental services to government, commercial and nuclear power industries. The purchase consideration was comprised of payments by the Company for assumed liabilities and working capital for the Recycle Center through the closing date, additional unpaid liabilities assumed as of the closing date, and direct acquisition costs, all of which total approximately $28,000,000. The purchase method of accounting was used for this asset acquisition, therefore, the Recycle Center's results of operations are consolidated with the Company's since September 19, 1994. The excess of acquisition cost over fair value of net tangible assets of the Recycle Center of approximately $22,165,000 was written down during 1995 as discussed in Note 4. The acquisition cost was reduced by the estimated fair value of 545,000 common shares of Perma-Fix,

Inc. ("Perma-Fix") which Quadrex transferred to the Company effective September 30, 1994. The Company has the right to receive up to 355,000 additional common shares of Perma-Fix, Inc. from Quadrex pending certain regulatory approvals and approval of the bankruptcy court where Quadrex has filed its bankruptcy proceedings. The fair value of these additional shares will reduce the acquisition cost when received.

  The Company has recorded receivables totaling $2,538,000 at December 31, 1995 for anticipated insurance claim settlements relating to a fire which damaged a processing building and related equipment at the Recycle Center in July 1994. The amount of proceeds from business interruptions and property and related damage claims is subject to negotiations and final determination.

  On December 31, 1994, the Company acquired Gibraltar Chemical Resources, Inc. ("the Winona facility"), a wholly-owned subsidiary of Mobley. The Winona facility provides fuels blending, solvent recycling, and deepwell injection services to the hazardous and industrial waste disposal markets with a fixed base facility in Winona, Texas and collections and technical operations in El Paso, Texas and Laredo, Texas. The total acquisition cost of $10,628,000 included cash, a $550,000 note payable to Mobley, assumed liabilities, and direct acquisition costs. The excess of cost over fair market of net assets of the Winona facility of approximately $3,458,000 was written down during 1995 as discussed in Note 4. Since the acquisition was effective the last day of 1994 and since the purchase method of accounting was used for this acquisition, no results of operations of the Winona facility were included in the Company's 1994 consolidated results.

  The consolidated results of operations on an unaudited proforma basis as though the businesses acquired in 1994 and 1993 had been acquired on January 1, 1993 are as follows (in thousands, except per share amounts):

                                                              1994             1993
                                                           ----------       ----------
                 Revenues                                   $  91,335        $  96,357
                 Net loss                                   $ (16,356)       $ (19,170)
                 Net loss per share                         $   (2.09)       $   (2.49)

  The pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE 13. COMMITMENTS AND CONTINGENCIES

  Richland, Washington Facility. In 1964, the Washington Department of Ecology ("WDOE") leased from the U.S. Department of Energy ("DOE") a 1,000 acre portion of the Hanford Reservation. In 1965, the WDOE subleased 100 acres of that property to the Company for use as a Low-Level Radioactive Waste ("LLRW") disposal facility under the regulation of the Washington Department of Health pursuant to the Atomic Energy Act. In 1990, the DOE applied to the EPA for a permit under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") and other laws and regulations to obtain the appropriate regulatory approvals needed to proceed with the environmental cleanup of the Hanford Reservation. In 1994, the Environmental Protection Agency ("EPA") issued a corrective action permit that includes most of the land owned by the DOE at the Hanford Reservation, including that portion leased to WDOE, which includes the 100 acres subleased to the Company for its LLRW disposal facility. Since the Company's Richland, Washington facility is located on land owned by the DOE, the EPA considered the Company's disposal site to be part of the "Facility" covered by the RCRA permit. Thirteen trenches at the Company's LLRW disposal facility have been included in the final permit as "solid waste management units" which may require further investigation to determine whether releases of any hazardous wastes have occurred. Because portions of the Company's facility remain included in the final permit issued to the DOE, the Company is potentially subject to proposed permit conditions for site investigation and possible cleanup should any releases be discovered even though the Company is not a permittee and though it was not involved in the activities contributing to the DOE Hanford facility contamination that are the subject of the

DOE Hanford consent order. It is the Company's opinion that is has legal defenses that may preclude the inclusion of its Hanford site in the DOE permit and to any corrective action relating to the LLRW disposal facility that may be proposed pursuant to the DOE permit. Both the Company and the DOE have appealed to the Environmental Appeals Board ("EAB") of the EPA those terms of the permit that may potentially apply to any of the Company's facilities. That appeal has been stayed during protracted negotiations with the EPA, DOE, Washington Department of Ecology and Washington Department of Health. The purpose of the negotiations is to determine whether an agreeable process for site investigation can be negotiated. It appears at this time that all parties will agree upon a method of sampling below certain trenches and testing for hazardous constituents under RCRA. All parties to the appeal before the EAB have requested a two-year stay while the negotiations are completed and the Company conducts the site investigation. The EAB recently issued an order dismissing the Company's appeal without prejudice to raising the identical issues in any subsequent appeal and remanding the matter to the EPA to modify the permit if necessary. The order specifically allows any party to resume the appeal if negotiations fail. The EPA does not believe a modification is necessary (thereby obviating the need for the Company to file another appeal at this time). The Company is presently negotiating an agreement with the state agencies for a Company investigation of the site. Depending on the results of the site investigation, the cost of conducting the site investigation and any corrective action, if any, could be material. As part of its negotiations, the Company is seeking to have all the costs of investigations and any resultant corrective actions included in its rate base. As of December 31, 1995, the Company had not recognized any liability in its financial statements for any costs associated with the site investigation because the site investigation terms have not been determined and the costs of any site investigation may be recovered in the rate base.

  In 1992, the Benton County assessor issued property tax assessments on improvements owned by the Company and located on the Company's leasehold at the Hanford Reservation. The increased property taxes totaled $1.7 million for the years 1989, 1990 and 1991. Prior to 1989, the annual taxes had been about $5,400. The Company sued Benton County and the Assessor and Treasurer to enjoin them from collecting these taxes. An injunction was granted by the Benton County Superior Court but overturned by the State Court of Appeals which ruled that the Company should first pursue all of its administrative remedies. Accordingly, the Company has prosecuted its appeal to the State Board of Tax Appeals. A hearing was held in November 1995. A decision is expected in 1996. The Company has recently been assessed an additional $1.9 million in taxes for 1992, 1993 and 1994. Management believes that Benton County's assessments were improper and intends to vigorously defend this matter in the courts and through any appropriate administrative process, if necessary. The Company has not recognized any liability in the financial statements for any of the tax assessments discussed above.

  Winona, Texas Facility - The Company purchased the stock of Gibraltar Chemical Resources, Inc. ("Gibraltar"), since renamed American Ecology Environmental Services Corporation, from Mobley on December 31, 1994. The Company's stock purchase agreement with Mobley provides that Mobley will indemnify the Company, without limitation as to amount, for any damages or costs, including legal fees, associated with certain pre-closing liabilities, including the claims set forth hereunder. Pursuant to its stock purchase agreement with Mobley, the Company was also named as an additional insured for a one year period (1995) for pre-closing claims under Mobley's pollution liability insurance policy. The policy has a $10 million aggregate limit and a $5 million per loss limit.

  Permit renewal filings were made for the Winona, Texas facility in November 1994 and a hearing on the renewal was held November 28, 1995. The renewal of the Permits is required under Part B of the RCRA and other environmental regulatory laws. There is active opposition in the local area to the renewal of these permits. This matter will be determined by the TNRCC, and the Company expects a final determination in late 1996. If these permits are not ultimately renewed, such result could have a material adverse effect on the Company's consolidated financial position and results of operations.

  A group called Mothers Organized to Stop Environmental Sins filed a lawsuit in 1994 against the Company in the United States Eastern District Court for the State of Texas alleging that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste that presents an imminent and substantial endangerment to health and the environment. The plaintiffs have requested that the facility be shut down and civil penalties imposed on the Company. The

Company has filed a Motion for Summary Judgment in this matter and the Court has granted a partial summary judgment but has yet to rule on some issues presented in the Motion. In December 1995, legal counsel was retained by the Company in connection with a potential conflict of interest which arose from the October merger of a law firm retained by the Company in other matters with the law firm representing the plaintiff's counsel. The Company is in the process of preparing a motion to disqualify plaintiffs' counsel in this matter. The case is in its initial phases of discovery and it is too early to accurately evaluate this case. The Company believes there is no factual background to support this claim and intends to vigorously defend this case.

  Four lawsuits, including one purported class action, were filed against Gibraltar in 1992 and 1993 which are pending in State District Court in Smith County, Texas, by certain persons in Winona, Texas. In August 1995, another lawsuit was filed in Dallas County, Texas by other Winona citizens. The suits assert various theories of liability, including subsurface trespass, nuisance per se, negligence, gross negligence, and fraudulent concealment for alleged air emissions. The suits also allege that the plaintiffs have experienced personal injuries, diminution in property values, and other economic losses which are alleged to have been caused by operation of the Winona facility. The plaintiffs assert various grounds for recovery, and seek unspecified altered and punitive damages. On August 4, 1995, a jury in one of the lawsuits found that the Company's Winona facility did not use or possess the plaintiffs' property and awarded nothing in damage. To date, the Company and Mobley have settled certain of the plaintiffs' claims in these actions for amounts that were not material and which were funded by the Mobley insurance policy referred to above.

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

  Compact Related Disputes. The Company is involved in numerous challenges and legal proceedings in connection with its siting efforts for LLRW facilities for the Southwest Compact and Central Interstate Compact. For a description of these proceedings, see "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "- Proposed Butte, Nebraska Facility".

  A claim has been made by the Central Interstate Low-Level Radioactive Waste Commission ("Commission") against the Company in a letter dated May 1, 1995, in the amount of $195,000, resulting from bonuses paid by the Company to certain of its employees for the period July 1987 through December 1993. The Commission apparently reimbursed the Company for the payment of these bonuses and now is claiming that the reimbursement was not authorized under the contract between the Company and the Commission. The Company has disputed the claim and believes such reimbursement was proper. The parties have attempted to negotiate a settlement but as of this time none has been reached. The Company believes that a settlement can be reached. There has been no threat of suit as of this time.

  In August 1995, the Company and the Southeast Compact Commission reached a mutually acceptable agreement on past access fee assessments incurred by Quadrex Corporation, the previous parent company of the Recycle Center. The Company had received and objected to invoices from the Southeast Compact for approximately $1.5 million and a notice that an additional $1.5 million could also be subsequently invoiced. In disputing the assessment fees the Company argued that the fees were calculated on abnormal past waste volumes shipped to the Barnwell, South Carolina disposal facility. The assessment calculations included extraordinary cleanup events at the Recycle Center that were not indicative of normal operations. In August 1995, the Southeast Compact Commission agreed to recalculate the fee assessment on an average of normal historical waste disposal volumes. This action resulted in a total access fee liability of $206,156 which the Company paid during 1996. The Company had previously recognized this liability in its consolidated financial statements.

  Other Litigation. The City of San Antonio filed suit against several parties related to environmental issues in connection with the acquisition, development and construction of a bus transit station and multi-purpose dome stadium and sports complex, commonly known as the Alamodome. The City named as the defendants: the former owner of the property, various consultants involved in the project, the project manager, and a subsidiary of the Company which served as the construction contractor for the project. The City alleged that its consultants failed to advise the City that the site selected for construction of the Alamodome was environmentally contaminated, thereby breaching their contracts and committing torts. The City also alleged that following the discovery of actual or potential environmental problems, that the consultants and project manager failed to act properly in handling allegedly contaminated soil and groundwater. Various citizen groups raised concerns over the on-site landfill and lobbied the TNRCC to force the City to move the landfill off-site. In June 1994, the TNRCC wrote a letter to the City stating that the agency believed that the on-site landfill should be removed. During the summer and fall of 1995, the on-site landfill was removed. In January 1996, the Company's insurance carrier and the City of San Antonio reached an agreement to settle the City's claim against the Company. Prior to such settlement, however, one of the defendants filed a cross claim against the Company. The Company has filed two motions for Summary Judgment and a hearing was held March 29, 1996 on one such motion. The Company is unable to predict the outcome of this cross claim.

  In November 1994, the Company was named as a defendant in a purported class action lawsuit by former employees of Quadrex that relates to unpaid medical benefits and an underfunded pension plan of Quadrex. Based on information available to it, the Company believes that the aggregate amount of these claims are less than $1 million. The Company purchased the assets of the Quadrex Recycle Center from Quadrex on September 19, 1994. However, the asserted claims in the purported class action were specifically excluded by the purchase agreement pursuant to which the Company purchased the assets of the Quadrex Recycle Center. Some of the former Quadrex employees on whose behalf the suit was brought are now employees of the Company. The Company does not believe it has any liability in this matter and as such has not recognized any liability in its financial statements. The Company intends to contest the matter vigorously. The Company's purchase agreement with Quadrex provides that Quadrex will indemnify the Company for any damages or costs, including legal fees, associated with a claim of this sort. However, because Quadrex filed for bankruptcy protection in February 1995, it is very likely that the Company will not realize the benefits of such indemnification.

  In September 1994, an unfair labor practice charge was filed against the Company by the Oil, Chemical and Atomic Workers International Union ("Union"). The Complaint alleges that the Company and Quadrex have operated as joint employers at the Oak Ridge, Tennessee facility during the period April 8, 1994 to September 1, 1994. As a result of this contention, the National Labor Relations Board ("NLRB") asserts that the Company was obligated at all times since April 8, 1994 to assume and abide by the collective bargaining agreement negotiated by the Union and Quadrex. A hearing was held on December 12, 1995 before an administrative law judge of the NLRB. If the NLRB prevails in this action, the Company will be liable for any and all variances for the collective bargaining agreements since April 8, 1994. The Company recognized a liability of $447,000 in its Consolidated Financial Statements during 1995 for the estimated settlement of this claim.

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

  In April 1995, management learned that one of its subsidiaries had not always complied with the transit time limitations allowed for hazardous waste being transferred from generators to final disposal sites. These requirements are under the regulatory supervision of the TNRCC, and the Company promptly reported the situation to the TNRCC. As a result of an internal review of this matter, the Company determined that there was a substantial number of instances where the transit time limitations were exceeded over approximately eight months from June 1994 through February 1995. As a direct result of this circumstance, the Company has reorganized the operations of the subsidiary, including the replacement of a number of personnel, and the adoption of stronger internal systems for monitoring the movement of boxes and transportation vehicles. At this time, the Company does not know whether the TNRCC will ultimately assess any fines against the Company for exceeding transit time limitations. While the Company believes the steps that it has taken are appropriate and responsible, it is possible that the TNRCC may seek to impose a fine on the Company in connection with the matter. The Company is not in a position to assess the amount of such a fine. However, a fine of sufficient magnitude could have a material adverse effect upon the consolidated financial position of the Company.

  In 1990, the Company was sued by certain landowners owning property adjacent to the Robstown, Texas facility. The landowners have alleged that there has been migration of pollutants through groundwater which has contaminated the subterranean reservoir and other water resources on their respective properties. These landowners have alleged theories including nuisance per se, negligence and trespass. The case had a trial date in September 1995. However, the landowners' counsel withdrew prior to the trial date and to our knowledge, they have yet to obtain new counsel. The case has been continued. The Company's investigation has found no migration of pollutants onto the adjacent landowners' properties and the Company intends to contest this matter vigorously.

  In 1992, the U.S. EPA initiated an administrative enforcement action against US Ecology and alleged in its complaint that the Company had failed to comply with certain regulatory requirements to provide financial assurances for closure and post-closure costs as well as liability insurance relating to its hazardous waste management facility in Sheffield, Illinois. The EPA is seeking a penalty of approximately $1 million and ordering compliance. The Company ceased operating that facility in 1983 and it has been undergoing closure and corrective action pursuant to regulatory requirements and a RCRA 3008(h) Consent Order since that time. Because the Sheffield facility has not been an interim status facility under the RCRA regulations since November of 1985, the Company has responded that the interim status regulatory requirements for financial assurance and liability insurance do not apply to the facility. Moreover, the Company has objected to the penalties demanded by U.S. EPA in its complaint as entirely unwarranted. Recently, the administrative law judge has ruled that the Sheffield facility is subject to the RCRA regulatory requirements for financial assurance and liability insurance, notwithstanding its loss of interim status in 1985. The Company has appealed that decision to the Environmental Appeals board. The penalty amount, if any, has yet to be litigated or decided. Though the outcome of this matter is uncertain, the Company believes these insurance requirements are not applicable to this closed site and intends to vigorously contest this matter. As of December 31, 1995, the Company had not recognized any liability in its financial statements for the penalty.

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

  The Company has been litigating against the same insurers with respect to the Maxey Flats waste disposal facility which the Company operated in Kentucky through the mid-1970's. All but two of the insurers have entered into settlement agreements with the Company regarding that dispute. The Circuit Court of Jefferson County, Kentucky has denied several major motions of the insurers for summary judgment and discovery is now proceeding with respect to the remaining issues in the litigation.

  In October 1995, Boston Edison Company ("Boston Edison") filed a complaint against U.S. Ecology, Inc. (the "Company") in the United States District Court of Massachusetts alleging claims related to the Company's alleged failure to indemnify Boston Edison for various costs arising out of the shipping and burial of waste materials at the

Maxey Flats Nuclear Disposal Site. The Company had entered into a series of contracts with Boston Edison to provide radioactive waste disposal services at this site. Boston Edison alleges that the Company breached these contracts because the Company failed to indemnify Boston Edison for its costs. Boston Edison also alleges that the Company committed an unfair and deceptive trade practice in the State of Massachusetts because of its failure to indemnify Boston Edison as required by these contracts. Finally, Boston Edison seeks a declatory judgment that would set forth the contractual rights and liabilities of the parties. Boston Edison claims $600,000 in past and future costs for the alleged breach of the contracts. It also seeks treble damages equal to three times the actual damages caused by the Company's alleged violation of the Massachusetts Deceptive Trade Practices Act. At this time, we are not in a position to predict a favorable or unfavorable outcome of this case or the amount of potential loss, if any, which might result to the Company if the outcome in this matter was unfavorable. The Company intends to answer the complaint and defend this action vigorously.

  In addition to the above described litigation, the Company and its subsidiaries are involved in various other administrative matters of litigation, including personal injury and other civil actions, as well as other claims, disputes and assessments that could result in additional litigation or other proceedings. The Company and its subsidiaries are also involved in various other environmental matters or proceedings, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites, as well as other matters or claims that could result in additional environmental proceedings.

  Management has established reserves as deemed necessary for the matters discussed above based on management's estimates of the outcome. It is reasonably possible that the Company's estimates for such matters will change in the near term. Due to the Company's current financial condition and liquidity issues, management is unable to conclude that the outcome of these claims, disputes and other matters described above and adjustments, if any, which may result from these matters will not have a material adverse effect on the operations or financial position of the Company.

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

  Lease Commitments. The Company leases substantial portions of its office and other facilities under various lease agreements. Future minimum lease commitments under noncancellable operating leases as of December 31, 1995, were as follows (in thousands):

                    1996                                           $  1,069
                    1997                                              1,075
                    1998                                              1,001
                    1999                                                776
                    2000                                                673
                    Thereafter                                        1,397
                                                                   --------
                    Total minimum payments                         $  5,991
                                                                   ========

  The above lease commitments include amounts related to the Company's non-cancelable lease which expires in 2002 for its previous corporate offices. The Company is currently negotiating a sublease for this previously occupied space and has provided a $1,100,000 reserve for the anticipated difference between its lease commitment and estimated sublease rental income. In the event that actual sublease income varies materially from estimated amounts or the Company is unsuccessful in negotiating a sublease, the Company's consolidated financial position and results of operations could be materially impacted.

  Rental expense, which also includes month-to-month equipment rentals, was $2,793,000, $2,307,000, and $1,848,000, for 1995, 1994, and 1993, respectively.

NOTE 14. SHAREHOLDER RIGHTS PLAN

  During December 1993, the Company adopted a Shareholder Rights Plan (the "Plan"). Pursuant to the Plan each outstanding share of the Company's Common Stock on December 17, 1993, received one Right as a dividend that becomes exercisable upon certain triggering events. On March 29, 1995, the Company terminated the Plan and authorized the redemption of all outstanding Rights issued under the Plan. The redemption price was $.01 per Right, totaling $78,000 and was paid on April 15, 1995 to shareholders of record on April 10, 1995.


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

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         (A)     FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                 1.  Financial statements and reports of Arthur Andersen LLP
                          Reports of Independent Auditors
                          Consolidated Balance Sheets - December 31, 1995 and
                               1994
                          Consolidated Statements of Operations for the years
                               ended December 31, 1995, 1994 and 1993
                          Consolidated Statements of Shareholders' Equity for
                               the years ended December 31, 1995, 1994 and 1993
                          Consolidated Statements of Cash Flows for the years
                               ended December 31, 1995, 1994 and 1993
                          Notes to Consolidated Financial Statements

                 2.  Financial statement schedules

                          Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto.

                 3.  Exhibits

   Exhibit                                                                        Incorporated by Reference
     No.                           Description                                        from Registrant's
   -------                         -----------                                        -----------------
     3.1      Restated Certificate of Incorporation, as amended                 1989 Form 10-K

     3.2      Certificate of Amendment to Restated Certificate of               Form S-4 dated 12-24-92
              Incorporation dated June 4, 1992

     3.3      Amended and Restated Bylaws dated February 28, 1995               1994 Form 10-K

    10.1      Sublease dated February 26, 1976, between the State of            Form 10 filed 3-8-84
              Washington, the United States Dept. of Commerce and Economic
              Development, and Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.

    10.2      Lease dated May 1, 1977 ("Nevada Lease"), between the State of    Form 10 filed 3-8-84
              Nevada, Dept. of Human Resources and Nuclear Engineering
              Company, with Addendum thereto, dated December 7, 1982

    10.3      Addendum to Nevada Lease dated March 28, 1988                     1989 Form 10-K

    10.4      Nevada State Health Division, Radioactive Material License        1989 Form 10-K
              issued to US Ecology, Inc. dated December 29, 1989

    10.5      Administrative Order by Consent between the United States         1985 Form 10-K
              Environmental Protection Agency and US Ecology, Inc. ("USE")
              dated September 30, 1985

    10.6      State of Washington Radioactive Materials License issued to       1986 Form 10-K
              US Ecology, Inc. dated January 21, 1987

    10.11     Agreement between The Central Interstate Low-Level Radioactive    2nd Quarter 1988 10-Q
              Waste Compact Commission and US Ecology. Inc. for the
              development of a facility for the disposal of low-level
              radioactive waste dated January 28, 1988 ("Central Interstate
              Compact Agreement")

    10.12     Amendment to Central Interstate Compact Agreement dated May 1,    1994 Form 10-K
              1990

    10.13     Second Amendment to Central Interstate Compact Agreement dated    1994 Form 10-K
              June 24, 1991


    10.14     Third Amendment to Central Interstate Compact Agreement dated     1994 Form 10-K
              July 1, 1994

    10.15     Settlement Agreement dated May 25, 1988 among the Illinois        Form 8-K dated 6-7-88
              Department of Nuclear Safety, US Ecology, Inc. and American
              Ecology Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site

    10.16     Nevada Division of Environmental Protection Permit for            1988 Form 10-K
              Hazardous Waste Treatment, Storage and Disposal (Part B)
              issued to US Ecology, Inc. dated June 24, 1988

    10.17     Texas Water Commission Permit for Industrial Solid Waste          1988 Form 10-K
              Management Site (Part B) issued to Texas Ecologists, Inc.
              dated December 5, 1988

    10.18     Memorandum of Understanding between American Ecology              1989 Form 10-K
              Corporation and the State of California dated August 15, 1988

    10.19     United States Environmental Protection Agency approval to         1989 Form 10-K
              dispose of non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty, Nevada chemical waste disposal facility

    10.20     Employment Agreement between American Ecology Corporation and     1993 Form 10-K
              C. Clifford Wright, Jr. dated April 1, 1994   * (terminated in
              1995)

    10.21     Employment Agreement between American Ecology Corporation and     1993 Form 10-K
              William P. McCaughey dated April 1, 1994   * (terminated in
              1995)

    10.22     Employment Agreement between American Ecology Corporation and     1993 Form 10-K
              Stephen W. Travers dated April 1, 1994    * (terminated in
              1995)

    10.23     Employment Agreement between American Ecology Corporation and     1993 Form 10-K
              Harry O. Nicodemus, IV dated April 1, 1994   * (terminated in
              1995)

    10.24     Employment Agreement between American Ecology Corporation and     1993 Form 10-K
              Ronald K. Gaynor dated April 1, 1994   * (terminated in 1995)

    10.26     Amended and Restated American Ecology Corporation 1992 Stock      Proxy Statement dated
              Option Plan  *                                                    4-26-94

    10.27     Amended and Restated American Ecology Corporation 1992 Outside    Proxy Statement dated
              Director Stock Option Plan   *                                    4-26-94

    10.28     American Ecology Corporation 401 (k) Savings Plan   *             1994 Form 10-K

    10.29     American Ecology Corporation Retirement Plan   *                  1994 Form 10-K

    10.30     Credit Agreement between American Ecology Corporation, its        1994 Form 10-K
              subsidiaries and Texas Commerce Bank National Association
              dated December 1, 1994 (terminated by 10.41 below)

    10.31     Security Agreement dated as of December 1, 1994 by American       1994 Form 10-K
              Ecology Corporation in favor of Texas Commerce Bank, National
              Association (terminated by 10.43 below)

    10.32     Security Agreement by subsidiaries of American Ecology            1994 Form 10-K
              Corporation dated as of December 1, 1994 in favor of Texas
              Commerce Bank, National Association (terminated by 10.43
              below)

    10.33     Lease Agreement between American Ecology Corporation and          Form S-4 filed 12-24-92
              VPM 1988-1, Ltd. dated October 14, 1992

    10.34     Rights Agreement dated as of December 7, 1993 between American    Form 8-K dated 12-7-93
              Ecology Corporation and Chemical Shareholders Services Group,
              Inc., as Rights Agent

    10.35     Agreement and Plan of Merger by and between American Ecology      Form S-4 dated 12-24-92
              Corporation and Waste Processor Industries, Inc.

    10.36     Settlement Agreement dated September 24, 1993 by US Ecology,      1993 Form 10-K
              Inc., the State of Nevada, the Nevada State Environmental
              Commission, and the Nevada Dept. of Human Resources


    10.37     Settlement Agreement dated as of January 19, 1994 by and among    1993 Form 10-K
              US Ecology, Inc., Staff of the Washington Utilities and
              Transportation Commission, Precision Castparts Corp., Teledyne
              Wah Chang, Portland General Electric Company, the Washington
              Public Power Supply System and Public Service Company of
              Colorado.

    10.38     Agreement dated January 28, 1994 between American Ecology         Form 8-K dated 2-3-94
              Corporation, Edward F. Heil, Edward F. Heil as trustee for
              Edward F. Heil, Jr., Sandra Heil, and Karen Heil Irrevocable
              Trust Agreement #2, Thomas W. McNamara and Thomas W. McNamara
              as a trustee of the Jenner & Block Profit Sharing Trust
              No. 082.

    10.39     Agreement of Purchase and Sale dated as of April 7, 1994 by       1st Quarter 1994 Form 10-Q,
              and among American Ecology Corporation, American Ecology          Schedule 13D dated 9-27-94
              Recycle Center, Inc., Quadrex Environmental Company and
              Quadrex Corporation, as amended by Amendments dated June 14,
              1994 and August 22, 1994.

    10.40     Stock Purchase Agreement dated as of May 10, 1994 by and          1st Quarter 1994 Form 10-Q,
              between American Ecology Corporation and Mobley Environmental     3rd Quarter 1994 Form 10-Q
              Services, Inc., as amended by Amendment dated September 21,
              1994.

    10.41     Second Amended Restated Credit Agreement between American
              Ecology Corporation, its subsidiaries and Texas Commerce Bank
              National Association dated June 30, 1995.

    10.42     Security Agreement dated June 30, 1995 by American Ecology
              Corporation in favor of Texas Commerce Bank National
              Association.

    10.43     Security Agreement dated June 30, 1995 by subsidiaries of
              American Ecology Corporation in favor of Texas Commerce Bank
              National Association.

     21       List of Subsidiaries                                              1994 Form 10-K

     23       Consent of Arthur Andersen LLP

     27       Financial Data Schedule


*        Management contract or compensatory plan.

         (B)     REPORTS ON FORM 8-K

                 The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN ECOLOGY CORPORATION




Dated: May 17, 1996                 By:      /s/ Jack K. Lemley
                                             ----------------------------------
                                             Jack K. Lemley
                                             Chairman of the Board and Chief
                                             Executive Officer


SIGNATURE                          TITLE                                     DATE
- ---------                          -----                                     ----
/s/ Jack K. Lemley                 Chairman of the Board and Chief           May 17, 1996
- -------------------------------    Executive Officer
JACK K. LEMLEY



/s/ Edmund J. Gorman               President and Chief Operating             May 17, 1996
- -------------------------------    Officer (Principal Financial and
EDMUND J. GORMAN                   Accounting Officer)




/s/ Jack J. Agresti                Director                                  May 17, 1996
- -------------------------------
JACK J. AGRESTI



                                   Director
- -------------------------------
ROTCHFORD L. BARKER



/s/ Paul Bergson                   Director                                  May 17, 1996
- -------------------------------
PAUL BERGSON



/s/ Patricia M. Eckert             Director                                  May 17, 1996
- -------------------------------
PATRICIA M. ECKERT



/s/ Edward F. Heil                 Director                                  May 17, 1996
- -------------------------------
EDWARD F. HEIL

/s/ Harry J. Phillips, Jr.         Director                                  May 17, 1996
- -------------------------------
HARRY J. PHILLIPS, JR.



/s/ Paul F. Schutt                 Director                                  May 17, 1996
- -------------------------------
PAUL F. SCHUTT



/s/ John J. Scoville               Director                                  May 17, 1996
- -------------------------------
JOHN J. SCOVILLE

                          EXHIBIT  INDEX


    10.41 Second Amended Restated Credit Agreement between American Ecology Corporation, its subsidiaries and Texas Commerce Bank National Association dated June 30, 1995.

    10.42 Security Agreement dated June 30, 1995 by American Ecology Corporation in favor of Texas Commerce Bank National Association.

    10.43 Security Agreement dated June 30, 1995 by subsidiaries of American Ecology Corporation in favor of Texas Commerce Bank National Association.

     23       Consent of Arthur Andersen LLP

     27       Financial Data Schedule