Form 10-Q
period 1996-03-31
AMERICAN ECOLOGY CORP
filed 1996-05-22
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 1996


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from ________________ to _________________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                        95-3889638
 ---------------------------------------------                -------------------------------------------------
        (State or other jurisdiction of                                       (I.R.S. Employer
        incorporation or organization)                                     Identification Number)


                 805 W. Idaho
                  Suite #200
                 BOISE, IDAHO                                                    83702-8916
   -----------------------------------------                   -----------------------------------------------
   (Address of principal executive offices)                                      (Zip Code)



                                 (208) 331-0135
              (Registrants telephone number, including area code)


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                  YES  /X/     NO  / /


At April 30, 1996 Registrant had outstanding 7,825,628 shares of its Common
Stock.

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                          March 31,          December 31,
                                                                            1996                 1995
                                                                        ------------         ------------
ASSETS

Current assets:
   Cash and cash equivalents                                           $        52          $       229
   Investment securities                                                       495                  523
   Receivables - trade and other, net of allowance for
     doubtful accounts of $1,373, and $1,322 respectively                   13,209               16,938
   Income taxes receivable                                                   5,745                5,339
   Insurance claim receivable                                                2,538                2,538
   Prepayments and other                                                     1,326                1,675
                                                                       -----------          -----------
     Total current assets                                                   23,365               27,242

Cash and investment securities, pledged                                     13,913               13,770
Property and equipment, net                                                 21,273               21,764
Deferred site development costs                                             48,962               47,364
Intangible assets relating to acquired businesses, net                         480                  486
Other assets                                                                 3,490                3,499
                                                                       -----------          -----------
     Total assets                                                      $   111,483          $   114,125
                                                                       ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving credit loan                                               $     7,444          $     6,416
   Current portion of long term debt                                           797                  780
   Accounts payable                                                         13,059               13,376
   Accrued liabilities                                                      18,012               21,022
   Deferred site maintenance, current portion                                1,757                1,763
                                                                       -----------          -----------
     Total current liabilities                                              41,069               43,357

Long term debt, excluding current portion                                   31,266               28,357
Deferred site maintenance, excluding current portion                        20,098               20,387

Commitments and contingencies

Shareholders' equity:
   Convertible preferred stock, $.01 par value,
     1,000,000 shares authorized, none issued                                   --                   --
   8 3/8% series D cumulative convertible preferred stock, $.01 par value, 105,264 shares authorized, issued and
     outstanding (liquidation preference of $47.50 per share)                    1                    1
   Common stock, $.01 par value, 20,000,000
     shares authorized, 7,825,628 shares issued and outstanding                 78                   78
   Additional paid-in capital                                               46,762               46,762
   Unrealized gain (loss) on securities available-for-sale                    (743)                (718)
   Retained earnings (deficit)                                             (27,048)             (24,099)
                                                                       -----------          -----------
     Total shareholders' equity                                             19,050               22,024
                                                                       -----------          -----------
     Total Liabilities and Shareholders' Equity                        $   111,483          $   114,125
                                                                       ===========          ===========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)



                                                           Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                          1996         1995
                                                       ----------   ----------
Revenues                                               $   12,150   $   19,750
Operating costs                                            12,543       18,972
                                                       ----------   ----------

Gross profit (loss)                                          (393)         778
Selling, general and administrative expenses                3,317        3,753
                                                       ----------   ----------

Loss from operations                                       (3,710)      (2,975)
Investment income                                            (180)        (134)
Gain on sale of assets                                        (13)         (41)
Other income                                                 (229)        (237)
                                                       ----------   ----------

Loss before income taxes                                   (3,288)      (2,563)
Income tax benefit                                           (329)        (666)
                                                       ----------   ----------

Net loss                                                   (2,959)      (1,897)

Preferred stock dividends                                     104           --
                                                       ----------   ----------
Net loss available to common shareholders              $   (3,063)  $   (1,897)
                                                       ==========   ==========

Net loss per share, primary                            $     (.39)  $     (.24)
                                                       ==========   ==========

Dividends paid per common share                        $       --   $     .025
                                                       ==========   ==========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                          Three Months Ended March 31,
                                                                       ---------------------------------
                                                                           1996                 1995
                                                                       ------------         ------------
Cash flows from operating activities:
   Net loss                                                            $    (2,959)         $    (1,897)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                             917                2,081
     Deferred income tax provision (benefit)                                  (406)                 728
     Gain on sale of assets                                                     (7)                 (41)
   Changes in assets and liabilities
     Receivables                                                             3,729                4,707
     Investment securities classified as trading                                28                   86
     Other assets                                                              271                 (430)
     Accounts payable and accrued liabilities                               (3,328)              (1,769)
     Deferred site maintenance                                                (295)                (469)
                                                                       -----------          -----------
       Total adjustments                                                       909                4,893
                                                                       -----------          -----------

Net cash provided by (used in) operating activities                         (2,050)               2,996
                                                                       -----------          -----------

Cash flows from investing activities:
   Capital expenditures                                                       (393)              (1,717)
   Site development costs, including capitalized interest                   (1,598)              (1,516)
   Proceeds from sales of property and equipment                                53                   54
   Transfers from cash and investment securities, pledged                     (143)                 127
                                                                       -----------          -----------
Net cash used in investing activities                                       (2,081)              (3,052)
                                                                       -----------          -----------

Cash flows from financing activities:
   Proceeds from issuances of indebtedness                                  10,859                8,070
   Repayments of indebtedness                                               (6,905)              (8,050)
   Payment of cash dividends                                                    --                 (195)
                                                                       -----------          -----------
Net cash provided by (used in) financing activities                          3,954                 (175)
                                                                       -----------          -----------

Increase (decrease) in cash and cash equivalents                              (177)                (231)
Cash and cash equivalents at beginning of period                               229                  231
                                                                       -----------          -----------
Cash and cash equivalents at end of period                             $        52          $        --
                                                                       ===========          ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized                              $        --          $         7
     Income taxes                                                               --                   48

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior period financial statements to conform to the current period presentation.

NOTE 2.  LONG-TERM DEBT

On June 30, 1995, the Company refinanced its prior bank debt under the terms of a Second Amended and Restated Credit Agreement ("Credit Agreement"). The secured bank credit facility matures on December 31, 1998 and is comprised of a $27,000 term Loan ("Term Loan"), an $8,000,000 revolving credit loan ("Revolver"), and a $5,000,000 standby letter of credit facility. Accelerated Term Loan principal repayments are due upon occurrence of certain contingent events, including the opening of the Ward Valley Facility and sales of assets. Upon closing of the Credit Agreement on June 30, 1995, the lender bank agreed to accept a note, known as the Fee Capitalization Note, from the Company to capitalize the fees associated with the Credit Agreement. The note, which provides for borrowings up to $4,000,000, includes an initial amount of $1,000,000 representing the fees (including previously deferred fees) to compensate the bank for the restructured commitment. The Fee Capitalization Note matures on December 31, 1998 and is entitled to the benefits of the Credit Agreement. The bank has the option of requiring payment of the Fee Capitalization Note with shares of the Company's common stock.

As of March 31, 1996 the Company had borrowings of $38,433,000 outstanding under its Credit Agreement. The outstanding balance under the Revolver is included as a component of current liabilities based on the terms of the Credit Agreement.

Interest on the Term Loan and Revolver is accrued daily at a rate equal to the bank's prime rate, as it changes, plus 1% with that rate increasing by 0.25% each calendar quarter. As of March 31, 1996 the Company's actual accrual interest rate was 9.75%. Each month, the Company pays interest at a rate, known as the pay rate, which is equal to the bank's prime rate, as it changes. As of March 31, 1996, the actual interest rate was 8.25%. The incremental difference between the accrual rate and the pay rate calculated each month is capitalized into the Fee Capitalization Note. Each month, the Company accrues and pays interest on the Fee Capitalization Note at a rate equal to the bank's prime rate, as it changes, which was 8.25% at March 31, 1996.

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

The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of March 31, 1996, the Company had deferred $42,270,000 of pre-operational facility development costs of which $4,591,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the CIC. As of March 31, 1996, the Company has contributed and deferred approximately $6,692,000, of which $600,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of these amounts will be realized.

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

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the three month periods ended March 31, 1996 and 1995 was $942,000 and $705,000, respectively.

NOTE 4.  NET LOSS PER SHARE

The calculation of net loss per common and common equivalent share for the three months ended March 31, 1996 and 1995, respectively, is as follows:


                                                               (000's except
                                                             per share amounts)
                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                             1996         1995
                                                          ----------   ----------
Net loss                                                  $   (2,959)  $   (1,897)

Adjustments to net loss:
   Preferred stock dividends                                     104           --
                                                          ----------   ----------
Adjusted net loss available to common shareholders            (3,063)      (1,897)

Weighted average shares outstanding:
   Common shares outstanding at end of period                  7,826        7,819
   Effect of using weighted average common
     and common equivalent shares outstanding                      4           --
                                                          ----------   ----------
     Shares used in computing loss
        per share                                              7,822        7,819
                                                          ==========   ==========

Net loss per common equivalent share                      $     (.39)  $     (.24)
                                                          ==========   ==========

NOTE 5.     COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1995 Annual Report on Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company has incurred recurring losses from operations, had a working capital deficit of $17,704,000 as of March 31, 1996, and is currently experiencing difficulty paying its on-going obligations as they become due. The Company has been successful in improving some of its short-term operating results which may help relieve this situation. Of course, the Company cannot be certain about its ability to further improve short-term operating results. The Company's financial statements as of March 31, 1996, do not contain any adjustments to asset carrying amounts or for the amount of liabilities that might result from asset liquidations or discontinued operations. Management's actions and plans to address these issues are as follows:

Credit Agreement

Effective June 30, 1995, the Company and its bank lender amended the existing Credit Agreement to extend the maturity of the Credit Agreement to December 31, 1998, and to modify certain other terms. A description of the Credit Agreement as so amended is set forth in Note 2 of "Item 1 - Financial Statements". As of March 31, 1996, the Company had available borrowings of $1,840,000 under its Credit Agreement.

Strategic Plan

The Company has adopted a strategic plan focusing on its low-level radioactive waste disposal and processing operations and its chemical waste disposal and processing operations as separate businesses. The Company has been reorganized under those respective lines and conducts its radioactive waste disposal and processing under the name U.S. Ecology Company and conducts its chemical business under the name American Ecology Chemical Services Company. One purpose of the reorganization is to facilitate potential strategic alliances with other companies which may provide additional sources of capital and open greater opportunities.

Senior Management Changes

The Company has appointed two new officers, a Treasurer and a Vice-President of Administration.

Measures to Reduce Costs

The Company continues the effort which began early in 1995 to reduce costs. These include further reducing personnel, among them certain members of senior management, and various sales, operating, and administrative personnel. The Company is decentralizing responsibility to the LLRW and chemical waste operating groups and has transferred most of the functions formerly performed at the corporate office to the operating divisions to drastically reduce corporate overhead. Other than the capital required for developing the Ward

Valley facility and for regulatory compliance at the Winona facility, the Company has deferred almost all other capital expenditures planned for 1996. The Company is also evaluating the viability of certain other operations and their current potential to perform at an acceptable level. As a consequence of the personnel reductions and the reorganization, effective March 1, 1996, the corporate office was relocated to smaller space in Boise, Idaho and negotiations are in progress to sublease the corporate office space in Houston, Texas.

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

For the three months ended March 31, 1996, the Company had negative cash flows from operations of $2,050,000, spent $393,000 for capital expenditures, invested $656,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $942,000 related to the Ward Valley and Butte facilities.

FUTURE CONSIDERATIONS

As a result of the changes to its management and operations in 1996, the Company believes that the future operating results of its existing businesses will improve, although no assurances can be given that such improvements will occur. In addition, the Company expects to receive federal income tax refunds of approximately $6,700,000 during the second quarter of 1996. In April 1996, $5,947,000 of such tax refunds were received and $4,000,000 of the proceeds was used to pay down a short-term bank loan entered into in February 1996.

The Company is also currently negotiating insurance claims relating to the July 1994 fire at the Recycle Center and expects to settle such claims in the near future. The Company has a $2,538,000 receivable recorded for these claims at March 31, 1996. In May 1996, the Company received a $1,800,000 portion of the claim, which will be used to replace property and equipment damaged in the fire.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

The Company reported a net loss of $2,959,000 for the three months ended
March 31, 1996, compared to a net loss of $1,897,000 for the three months ended March 31, 1996.

REVENUES

Revenues for the first quarter of 1996 decreased $7,600,000, or 62% decline, compared to the first quarter of 1995.

Low-level radioactive waste ("LLRW") revenues decreased $3,873,000. LLRW remediation project revenues decreased due to the completion of certain projects. Revenues for the Richland, Washington, disposal facility were $1,118,000 for the quarter, a decrease of $65,000 from the prior year period due to severe weather conditions in the Northwest.

Chemical waste revenues increased $3,539,000. Disposal revenues generated by the Company's chemical waste landfill operation in Beatty, Nevada, decreased by approximately $450,000 due principally to weather related volume reductions.

OPERATING COSTS

Total operating costs decreased $6,429,000 for the first quarter of 1996 as compared to the first quarter of 1995 for a variety of reasons. While the Winona facility has incurred operating losses since its acquisition, these losses have decreased. The Recycle Center for the first time should make a profit this next quarter and is demonstrating a positive trend in operating results on increased revenues from recapturing a portion of the market share lost prior to being acquired. In addition to regaining market share and leveraging its niche technical services, the Recycle Center is entering the relatively high margin service markets of scanning potentially radioactive soils and then disposing of them.

Other decreases in operating costs resulted from the decline in site development activities related to the Butte facility, decreases in subcontracted field services and transportation costs at the Beatty facility, and decreases in LLRW brokerage and remedial services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the quarter ended March 31, 1996 selling, general and administrative expenses ("SG&A") decreased $436,000 as compared to the quarter ended March 31, 1995.

During the same period, corporate overhead decreased by approximately $36,000 due to reductions in corporate personnel, a decrease in amortization of deferred debt issuance costs and other cost saving measures taken by the Company over the last 12 months as described under the caption Capital Resources and Liquidity.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio classified as trading securities. As of March 31, 1996, the Company reported an unrealized loss of $180,000, on securities available-for-sale as a component of shareholders' equity. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized.

INCOME TAXES

For the three months ended March 31, 1996, the Company reported an effective income tax benefit rate of 10%. The 1996 tax benefit rate is substantially lower than the statutory rates due to the Company's inability to recognize deferred tax benefits for net operating loss carryforwards.

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings

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

ITEM 2  Changes in Securities

        None

ITEM 4  Submission of Matters to a Vote of Security Holders

        None

ITEM 6  Exhibits and Reports on Form 8-K

         a.   Exhibits

              27      Financial Data Schedule

         b.   Reports on Form 8-K

                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AMERICAN  ECOLOGY CORPORATION
                                               (REGISTRANT)


Date:  May 21, 1996                    By: /s/ Jack K. Lemley
                                          -------------------------------------
                                           Jack K. Lemley
                                           Chairman of the Board and
                                           Chief Executive Officer


Date:  May 21, 1996                    By: /s/ Edmund J. Gorman
                                          -------------------------------------
                                           Edmund J. Gorman
                                           President and Chief Operating Officer
                                           (Principal Financial and
                                           Accounting Officer)