Form 10-Q
period 1996-06-30
AMERICAN ECOLOGY CORP
filed 1996-08-14
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1996


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _______________ to ________________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                   --------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           95-3889638
- -----------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)


            805 W. Idaho
             Suite #200
            Boise, Idaho                                      83702-8916
     -----------------------------                      ----------------------
(Address of principal executive offices)                     (Zip Code)



                                 (208) 331-8400
              ---------------------------------------------------
              (Registrants telephone number, including area code)


Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      YES    /X/   NO    / /


        At June 30, 1996 Registrant had outstanding 7,904,172 shares of its Common Stock.

PART I           FINANCIAL INFORMATION

ITEM 1           Financial Statements

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                          June 30,           December 31,
                                                                            1996                 1995
                                                                        ------------         ------------
ASSETS

Current assets:
   Cash and cash equivalents                                           $     1,754          $       229
   Investment securities                                                       852                  523
   Receivables - trade and other, net of allowance for
     doubtful accounts of $1,293 and $1,322 respectively                    15,737               16,938
   Income tax receivable                                                       740                5,339
   Insurance claim receivable                                                  727                2,538
   Prepayments and other                                                     1,996                1,675
                                                                       -----------          -----------
     Total current assets                                                   21,806               27,242

Cash and investment securities, pledged                                     13,446               13,770
Property and equipment, net                                                 20,252               21,764
Deferred site development costs                                             50,168               47,364
Intangible assets relating to acquired businesses, net                         474                  486
Other assets                                                                 3,631                3,499
                                                                       -----------          -----------
     Total assets                                                      $   109,777          $   114,125
                                                                       ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving credit loan                                               $     6,140          $     6,416
   Current portion of long term debt                                           722                  780
   Accounts payable                                                         14,147               13,376
   Accrued liabilities                                                      18,820               21,022
   Deferred site maintenance, current portion                                1,763                1,763
                                                                       -----------          -----------
     Total current liabilities                                              41,592               43,357

Long term debt, excluding current portion                                   28,533               28,357
Deferred site maintenance, excluding current portion                        19,863               20,387


Commitments and contingencies

Shareholders' equity:
   Convertible preferred stock, $.01 par value,
     1,000,000 shares authorized, none issued                                   --                   --
   8 3/8% series D cumulative convertible preferred stock,
   $.01 par value, 105,264 shares authorized, issued and
     outstanding, (liquidation preference of $47.50 per share)                   1                    1
   Common stock, $.01 par value, 20,000,000 shares authorized,
     7,904,172 and 7,825,628 shares issued and outstanding, respectively        79                   78
   Additional paid-in capital                                               46,921               46,762
   Unrealized gain (loss) on securities available-for-sale                    (468)                (718)
   Retained earnings (deficit)                                             (26,744)             (24,099)
                                                                       -----------          -----------
     Total shareholders' equity                                             19,789               22,024
                                                                       -----------          -----------
     Total Liabilities and Shareholders' Equity                        $   109,777          $   114,125
                                                                       ===========          ===========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)


                                                           Three Months Ended            Six Months Ended
                                                               June 30,                       June 30,
                                                           1996        1995             1996         1995
                                                       ------------------------      -----------------------

Revenues                                               $   14,038   $   15,852       $   26,188    $  35,602
Operating costs                                            11,782       17,882           24,325       36,854
                                                       ----------   ----------       ----------    ---------

   Gross profit (loss)                                      2,256       (2,030)           1,863       (1,252)
Selling, general and administrative expenses                3,103        6,091            6,420        9,844
Impairment losses on long-lived assets                         --       27,153               --       27,153
                                                       ----------   ----------       ----------    ---------

   Loss from operations                                      (847)     (35,274)          (4,557)     (38,249)
Investment income                                            (197)        (198)            (377)        (332)
Gain on sale of assets                                        (63)        (489)             (76)        (530)
Other (income) expense                                        115        1,056             (114)         819
                                                       ----------   ----------       -----------   ---------

   Loss  before income taxes                                 (702)     (35,643)          (3,990)     (38,206)
Income tax expense (benefit)                               (1,016)      (3,155)          (1,345)      (3,821)
                                                       -----------  -----------      -----------   ----------

   Net income (loss)                                          314      (32,488)          (2,645)     (34,385)
Preferred stock dividends                                     105           --              209           --
                                                       ----------   ----------       ----------    ---------

   Net income (loss) available to common
   shareholders                                        $      209   $  (32,488)      $   (2,854)   $ (34,385)
                                                       ==========   ===========      ===========   ==========

Net earnings (loss) per share, primary                 $      .03   $    (4.15)      $     (.36)   $   (4.40)
                                                       ==========   ===========      ===========   ==========

Dividends paid per common share                        $       --   $       --       $       --    $    .025
                                                       ==========   ==========       ==========    =========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                          Six Months Ended June 30,
                                                                       -------------------------------
                                                                           1996               1995
                                                                       -------------------------------
Cash flows from operating activities:
   Net loss                                                            $    (2,645)         $   (34,385)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Impairment losses on long-lived assets                                   --               27,153
       Depreciation and amortization                                         2,195                4,369
       Deferred income tax provision                                            --                  204
       Gain on sale of assets                                                  (76)                (530)
   Changes in assets and liabilities:
     Receivables                                                             1,201               11,580
     Income tax refund                                                       4,521                   --
     Proceeds from insurance claim                                           1,811                   --
     Investment securities classified as trading                                --                 (334)
     Other assets                                                             (593)                (383)
     Accounts payable and accrued liabilities                               (1,272)              (2,863)
     Deferred site maintenance                                                (524)                (829)
                                                                       ------------         ------------
       Total adjustments                                                     7,263               38,367
                                                                       -----------          -----------

Net cash provided by operating activities                                    4,618                3,982
                                                                       -----------          -----------

Cash flows from investing activities:
   Capital expenditures                                                       (571)              (2,179)
   Site development costs, including capitalized interest                   (2,804)              (2,970)
   Proceeds from sales of property and equipment                               116                  900
   Transfers from cash and investment securities, pledged                      324                  372
                                                                       -----------          -----------
Net cash used in investing activities                                       (2,935)              (3,877)
                                                                       ------------         -----------

Cash flows from financing activities:
   Proceeds from issuances of indebtedness                                  18,849               18,870
   Repayments of indebtedness                                              (19,007)             (17,020)
   Proceeds from common stock issuances                                         --                   20
   Payment of cash dividends                                                    --                 (195)
                                                                       -----------          -----------
Net cash provided by financing activities                                     (158)               1,675
                                                                       ------------         -----------

Increase in cash and cash equivalents                                        1,525                1,780
Cash and cash equivalents at beginning of period                               229                  231
                                                                       -----------          -----------
Cash and cash equivalents at end of period                             $     1,754          $     2,011
                                                                       ===========          ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized                              $        --          $        --
     Income taxes                                                               --                   86




See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

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

As of June 30, 1996, the Company had borrowings of $34,368,000 outstanding under its Credit Agreement. The outstanding balance under the Revolver is included as a component of current liabilities based on the terms of the Credit Agreement.

On June 26, 1996, the Company entered into an agreement with its bank whereby the Company's borrowing privileges under the Credit Agreement were suspended. As a result, the Company was unable to access funds available under the Revolver. In its place, the bank agreed to extend to the Company a line of credit up to a maximum of $850,000, at 8.25% interest, documented by a demand promissory note of that amount. Under the June 26, 1996 agreement, the Company pays down the outstanding balance of the Revolver as the bank receives the Company's trade account receivable funds, and advances to the Company the same amount plus the $850,000 line of credit. As of June 30, 1996, the Company had an outstanding balance of $5,515,000 under the revolver, and a balance of $625,000 under the terms of the June 26, 1996 agreement.

Under the terms of the June 26, 1996 agreement with the bank, all principal and interest due by the Company under the Credit Agreement is suspended indefinitely. Interest on the Term Loan and Revolver is accrued daily at a rate equal to the bank's prime rate, as it changes, plus 1% with that rate increasing by 0.25% each calendar quarter. As of June 30, 1996, the Company's actual accrual interest rate was 10.00%. As of June 30, 1996, the actual interest rate was 8.25%.

Each month, the Company accrues interest on the Fee Capitalization Note at a rate equal to the bank's prime rate, as it changes, which was 8.25% at June 30, 1996.

On February 7, 1996 the Company entered into an agreement (First Amendment to Second Amended and Restated Credit Agreement) with its bank for the issuance of a note, in the amount of $4,000,000. This note was paid in full before its maturity, June 30, 1996.

Borrowings under the Credit Agreement are secured by substantially all of the Company's assets. Additionally, the holders of the Company's 8 3/8% Series D Cumulative Convertible Preferred Stock have pledged the preferred stock as security for the Credit Agreement. The Credit Agreement requires, among other things, the maintenance of certain financial covenants including (i) minimum consolidated net worth, as defined, of $18 million through June 30, 1996 and minimum consolidated net worth to remain at the June 30, 1996 level for the remainder of 1996, subject to certain adjustments thereafter, and (ii) minimum monthly and quarterly earnings, as defined, of $250,000 and $1 million, respectively, for the third and fourth quarters of 1996, subject to certain adjustments thereafter. Further, the Credit Agreement requires the Company to maintain a lock box arrangement for cash receipts with the bank and restricts the Company from additional borrowings, prohibits payment of dividends on common stock, and limits capital expenditures. Under the terms of the Credit Agreement, the bank may accelerate the maturity of debt in the event of violation of any covenant of the Credit Agreement or if a material adverse event is deemed by the bank to have occurred. The Company has obtained waivers from the bank for certain financial and other covenant violations during 1995, and for the first and second quarters of 1996. If the Company is unable to remain in compliance with the terms of the Credit Agreement or is unable to obtain additional waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to retire the debt. As a result, the Company's operations may be negatively impacted. While management believes the Company will be able to obtain waivers in the event of default, there are no assurances further forbearance will be provided by the bank.

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity.

NOTE 3.     DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of June 30, 1996, the Company had deferred $43,476,000 of pre-operational facility development costs of which $5,400,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs that it has deferred for this facility, plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of the costs will be recovered.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the CIC. As of June 30, 1996, the Company has contributed and deferred approximately $6,692,000 of which $600,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of these costs will be recovered.

The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings. At this time, it is not possible to assess the length of these delays, when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained by the State of California. Although the timing and outcome of the matters referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized.

In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations.

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the six month periods ended June 30, 1996 and 1995 was $1,751,000 and $1,530,000, respectively.

NOTE 4.     EARNINGS PER SHARE

The calculation of earnings per share for the three and six months ended June 30, 1996 and 1995, respectively, is as follows:

                                                                   (000's except per share amounts)

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                        ----------------------       -------------------------
                                                         1996          1995            1996            1995
                                                        ------       ---------       --------       ----------
 Net earnings (loss) available to common
 shareholders                                           $  209       $ (32,488)      $ (2,854)      $  (34,385)
                                                        ======       =========       ========       ==========

 Weighted average shares outstanding:
 Common shares outstanding at end of period              7,904           7,826          7,904            7,826

 Effect of using weighted average common and
 common equivalent shares outstanding                      (16)             (5)           (47)              (6)
                                                        ------       ---------       --------       ----------
 Shares used in computing earnings (loss)
 per share                                               7,888           7,821          7,857            7,820
                                                        ======       =========       ========       ==========
 Net earnings (loss)  per common and common
 equivalent share, primary                              $  .03       $   (4.15)      $   (.36)      $    (4.40)
                                                        ======       =========       ========       ==========

There was no difference between the primary and fully diluted earnings per share calculations in 1996 and 1995.

NOTE 5.     COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1995 Annual Report on Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company has incurred recurring losses from operations, had a working capital deficit of $19,786,000 as of June 30, 1996, and is currently experiencing difficulty paying its on-going obligations as they become due. The Company has been successful in improving some of its short-term operating results which may help relieve this situation. The Company cannot be certain about its ability to further improve short-term operating results. The Company's financial statements as of June 30, 1996, do not contain any adjustments to asset carrying amounts or for the amount of liabilities that might result from asset liquidations or discontinued operations. Management's actions and plans to address these issues are as follows:

Credit Agreement

Effective June 30, 1995, the Company and its bank amended the existing Credit Agreement to extend the maturity of the Credit Agreement to December 31, 1998, and to modify certain other terms, however, the Credit Agreement has been suspended since June 26, 1996. A description of the Credit Agreement as so amended is set forth in Note 2 of "Item 1 - Financial Statements". As of June 30, 1996, the Company had available borrowings of $225,000 under its June 26, 1996, agreement.

Strategic Plan

The Company is focusing on its low-level radioactive waste (LLRW) disposal and processing operations as well as its chemical waste disposal and processing operations, as separate operations. The Company's operations have been reorganized under those respective lines to facilitate potential strategic alliances with other companies which may provide additional sources of capital and open greater opportunities.

Senior Management Changes

The Company has appointed one new officer as Secretary and General Counsel. Also, Mr. Jack K. Lemley, Chairman and Chief Executive Officer has assumed the position of President.

Measures to Reduce Costs

The Company continues the effort that began early in 1995 to reduce costs. These include further reducing personnel, among them certain members of senior management, and various sales, operating, and administrative personnel. The Company is decentralizing responsibility to the LLRW and chemical waste operating groups and has transferred most of the functions formerly performed at the corporate office to the operating divisions reducing corporate overhead. Other than the capital required for developing the Ward Valley facility and for regulatory compliance at its Winona, Texas facility, the Company has deferred almost all other capital expenditures planned for 1996. The Company is also evaluating the viability of certain other operations and their current potential to perform at an acceptable level. Effective March 1, 1996, the corporate office was relocated to smaller space in Boise, Idaho.

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

For the six months ended June 30, 1996, the Company had positive cash flows from operations of $4,618,000, which includes $6,332,000 in tax refunds and insurance claim proceeds. Net cash used in investing activities total $2,935,000 of which $571,000 was spent for capital expenditures, $1,052,000 was invested in site development costs for the Ward Valley facility and incurred capitalized interest of $1,751,000 related to the Ward Valley and Butte facilities.

FUTURE CONSIDERATIONS

As a result of the changes to its management and operations in 1996, the Company believes that the future operating results of its existing businesses will improve. No assurances can be given that such improvements will occur. The Company expects to receive additional federal income tax refunds of approximately $740,000 during the third quarter of 1996.

The Company is also currently negotiating business interruption insurance claims relating to the July 1994 fire at its Oak Ridge, Tennessee facility and expects to settle such claims in the near future. In May 1996, the Company received fire insurance proceeds of $1,811,000, which will be used to replace property and equipment damaged in the fire. The Company has a $727,000 receivable recorded for these claims at June 30, 1996.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

The Company reported net income of $314,000 for the three months ended June 30, 1996, compared to a net loss of $32,488,000 for the three months ended June 30, 1995. The 1995 results included pretax charges totaling $31,611,000 for unusual and non-recurring adjustments of which $27,153,000 related to impairment losses on long lived assets. In 1996 the Company has not incurred any such charges.

REVENUES

Revenues for the second quarter of 1996 decreased $1,814,000, a 11% decline, compared to the second quarter of 1995.

Low-level radioactive waste ("LLRW") revenues increased $1,703,000. Quarterly revenues for the Recycle Center were $2,697,000, an increase of $1,586,000 over the prior year period. The 1995 period revenues were lower after the change of ownership in September, 1994 due to a fire, processing a backlog of non-revenue producing waste, and working to bring the facility up to industry standards for better customer acceptance. Revenues for the Richland, Washington disposal facility were $1,328,000 for the quarter, an increase of $459,000 from the prior year period due to favorable weather conditions in the Northwest in 1996.

Chemical waste revenues declined $3,769,000. Revenues generated by the Company's landfill operation in Beatty, Nevada, fell by $2,361,000 due principally to diminished activity in the off-site remediation market, elimination of transportation services, and customers lost to a noncompetitive State of Nevada disposal fee structure created when California decreased their fees in January 1996.

OPERATING COSTS

Operating costs as a percentage of revenues for the three months ended June 30, 1996 and 1995 were 84% and 113% respectively. Total operating costs decreased $6,100,000 for the second quarter of 1996 as compared to the second quarter of 1995 for a variety of reasons. The 1995 costs include $1,112,000 in non-recurring charges. Management evaluated how operations had been managed, and determined what improvements could be made to enhance operating efficiency and effectiveness at each site location. General improvements have been made in the second quarter by timing of waste turnaround, reduction of excess spending, employee awareness, reductions of excess overtime, and reductions in both staff and labor force.

In order to maintain the proper mix of operating costs to future revenues, management will continue to monitor operations closely. Continuing this analytical process is important for the future success of each site location. All site locations have participated in the reductions of capital spending.

Other decreases in operating costs resulted from the decline in site development activities related to the Butte facility, decreases in subcontracted field services and transportation costs at the Beatty facility, and decreases in LLRW brokerage and remedial services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the second quarter ended June 30, 1996 selling, general and administrative expenses ("SG&A") decreased $2,988,000 as compared to the second quarter ended June 30, 1995, a 49% decrease. Included in SG&A for 1995 are several non-recurring expenses which increased SG&A by $2,346,000.

During 1996, corporate overhead decreased by approximately $644,000 due to reductions in corporate personnel, corporate travel, a decrease in amortization of deferred debt issuance costs and other cost saving measures taken by the Company over the last 12 months as described under the caption Capital Resources and Liquidity.

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

INCOME TAXES

For the three months ended June 30, 1996, the Company reported an effective income tax benefit rate of 145% reflecting the receipt during the quarter of a larger income tax refund than had been estimated and recorded at December 31, 1995. The Company has now recorded all realized or expected refunds for loss carrybacks, and is unable to recognize deferred tax benefits for net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

The Company reported a net loss of $2,645,000 for the six months ended June 30, 1996 compared to a net loss of $34,385,000 for the six months ended June 30, 1995. The 1995 results included pretax charges totaling $30,875,000 for unusual events and non-recurring adjustments of which $27,153,000 related to impairment losses on long-lived assets.

REVENUES

Revenues for the six months ended June 30, 1996 decreased $9,414,000, or 26% compared to the six months ended June 30, 1995.

Low-level radioactive waste ("LLRW") revenues decreased $978,000, or 7%.

Chemical waste revenues declined $8,436,000, or 37%. Revenues at the Beatty facility accounted for $5,526,000 of the decline due to the elimination of the former practice of providing transportation services at cost, and reduced disposal receipts as a result of customers lost to competing landfills which do not have the high cost burden of the State of Nevada's fees.

OPERATING COSTS

Total operating costs as a percentage of revenues for the six months ended June 30, 1996 and 1995 were 93% and 104%, respectively. The 1995 operating costs included $1,112,000 in non-recurring charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 1996 were $6,420,000 compared to $9,844,000 for the six months ended June 30, 1995. Included in SG&A for the 1995 period are several non-recurring charges which increased SG&A by $2,410,000. These expenses related principally to severance of certain corporate executives and other corporate personnel, recognition of a loss for a portion of the corporate office lease and furniture, and a writedown of deferred debt issuance costs related to the bank credit facility which was amended effective June 30, 1995.

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

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio classified as trading securities. As of June 30, 1996, the Company reported an unrealized loss of $468,000, on securities available-for-sale as a component of shareholders equity. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized.

INCOME TAXES

For the six months ended June 30, 1996, the Company reported an effective income tax benefit rate of 34% compared to an effective income tax benefit rate of 10% for 1995. The 1996 tax benefit rate reflects the receipt during the second quarter of a larger income tax refund than had been estimated and recorded at December 31, 1995. The Company has now recorded all realized or expected refunds from loss carrybacks, and is unable to recognize deferred tax benefits for net operating loss carryforwards.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels (including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both). In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates, or of laws or regulations to which its operations are subject, or result from different interpretations of applicable regulations.

The Company and its subsidiaries are also parties to various other matters or proceedings, including permit application and renewal proceedings in connection with the Company's established operations, closure and post-closure activities at certain of its sites, and other matters that could result in further proceedings or litigation.

Management has established reserves as deemed necessary for legal proceedings based on management's estimates of the outcome. It is reasonably possible that the Company's estimates for such matters will change or may prove inadequate. Due to the Company's financial condition, management is unable to conclude that an unfavorable outcome with respect to previously reported legal proceedings or the case described below, will not have a material adverse effect on the operations or financial condition of the Company.

Except as described below, there were no material developments with respect to previously reported legal proceedings.

US ECOLOGY, INC. V BARBARA WAGNER, BENTON COUNTY ASSESSOR, BOARD OF TAX APPEALS, STATE OF WASHINGTON, DOCKET NOS. 92-63--92-65 AND 95-43--95-45.

In 1992, the Benton County (Washington) assessor issued property tax assessments on improvements owned by the Company and located on the Company's leasehold at the US Department of Energy's Hanford Reservation. The property tax increases totaled $1.7 million for the years 1989, 1990, and 1991. Prior to 1989, annual taxes had been about $5,400. The Company sued Benton County, the Assessor and Treasurer to enjoin them from collecting the increased taxes. An injunction was granted by the Benton County Superior Court but was reversed by the Washington Court of Appeals which ruled that the Company should first pursue all of its administrative remedies. Accordingly, the Company prosecuted its appeal to the Washington Board of Tax Appeals and a hearing was held in November 1995. The Company has recently been assessed an additional $1.9 million in taxes for 1992, 1993, and 1994. On July 1, 1996, the Board of Tax Appeals issued an Interim Decision that the Company's concession right to operate a low-level radioactive waste disposal site at the Hanford Reservation is subject to property tax but that the hearing will be reopened to allow the parties to submit additional evidence regarding the fair market value of the concession right. The Company believes that Washington law does not provide for taxation of "concession rights" and that in any event, since its permits and licenses may not be transferred, the market value thereof is minimal. The Company intends to continue to contest this matter.

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




                                        AMERICAN  ECOLOGY CORPORATION
                                               (REGISTRANT)


Date: August 13, 1996                   By: /s/ Jack K. Lemley
                                            ----------------------------
                                            Jack K. Lemley
                                            Chief Executive Officer


Date: August 13, 1996                   By: /s/ R. S. Thorn
                                            ----------------------------
                                            R. S. Thorn
                                            Vice President of Administration
                                            Chief Accounting Officer

                           INDEX TO EXHIBITS


27         Financial Data Schedule