Form 10-K/A
period 1995-12-31
AMERICAN ECOLOGY CORP
filed 1996-09-12
CIK 742126

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A

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

       Registrant's telephone number, including area code: (208) 331-8400

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

                                Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

     At June 30, 1996, Registrant had outstanding 7,904,172 shares of its Common Stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            EXPLANATION OF AMENDMENT

     On April 11, 1996, the Registrant, American Ecology Corporation (the "Company") filed a preliminary proxy statement with the Securities and Exchange Commission. Form 10-K was filed with the Securities and Exchange Commission May 21, 1996. Items 10, 11, 12 and 13 of Part III of Form 10-K as filed by the Company were intended to be included in the definitive proxy statement and incorporated by reference in the Form 10-K. A definitive proxy statement has not yet been filed. Accordingly, the Company is hereby amending its Form 10-K to include Items 10, 11, 12, and 13 of Part III. Items 10, 12 and 13 are stated as of June 30, 1996 and Item 11 is stated as of December 31, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

OFFICE HELD AS OF JUNE 30,
           1996                   NAME          AGE         CITY          STATE      DIRECTOR/OFFICER
- -------------------------- -------------------  ----   --------------  -----------  ------------------
Director, Chairman of the
  Board, Chief Executive
  Officer and President... Jack K. Lemley        61    Boise           Idaho        1992
Vice President............ Richard F. Paton      46    Houston         Texas        1995
Vice President............ Robert S. Thorn       73    Boise           Idaho        May 22, 1996
Treasurer................. Ian P. F. Dorling     48    Boise           Idaho        March 27, 1996
Director.................. Patricia N. Eckert    48    San Francisco   California   1995
Director.................. Paul F. Schutt        63    Norcross        Georgia      1994
Director.................. John S. Scoville      60    Santa Rosa      California   1984
Director.................. Rotchford Barker      59    Golf            Illinois     April 19, 1996
Director.................. Edward F. Heil        51    Downers Grove   Illinois     1994
Director.................. Paul O. Bergson       51    Washington      D.C.         February 13, 1996

     Jack K. Lemley is the Chairman of the Board and Chief Executive Officer of the Company. Prior to February 1995, he was an independent business consultant. From May 1989 through 1993, Mr. Lemley was Chief Executive Officer of Transmanche-Link J.V., which designed and built the tunnel and related transportation infrastructure to provide train service between England and France. Prior to his position at Transmanche-Link, Mr. Lemley founded Lemley and Associates, Inc. and was a management consultant to various clients in the industry. Mr. Lemley is also a director of Idaho Power Company.

     Patricia M. Eckert is Director, Competitive Issues -- Telecommunications and Utilities Sectors for Deloitte & Touche LLP. Ms. Eckert formerly served as the President of the California Public Utilities Commission and served as a Commissioner from 1989 to 1994.

     Paul F. Schutt has been the Chief Executive Officer and a director of Nuclear Fuel Services Inc. for more than the past 5 years. Mr. Schutt also led the formation of Advanced Recovery Systems, Inc., NFS Radiation Protection Systems, Inc., and EcoTek Laboratory Services, Inc. and serves as a director on the boards of those companies. Mr. Schutt was a founding director in 1968 and President of Nuclear Assurance Corporation, Senior Planning Analyst for Union Carbide (AECOP), Oak Ridge, Tennessee, and held management positions in Marketing, Planning and Research and Development for Babcock Wilcox Co.

     John J. Scoville is President of J.J. Scoville & Associates, Inc., a nuclear consulting firm. He was President of US Ecology, Inc., a subsidiary of the Company, from April 1981 to May 1990 and became a director of the Company in March 1984. Mr. Scoville was also a Vice President of the Company from May 1986 to May 1990.

     Rotchford Barker became a director in April 1996. Mr. Barker is an independent business man and commodity trader. Mr. Barker has been a member of the Chicago Board of Trade for more than thirty years and has served on the board of directors of the exchange. Mr. Barker was the President of Agra Trading, Inc. until that company was acquired by Gill & Duffus, a United Kingdom holding company, in 1970. He has also served as a director of Agra Trading, Inc., Colorado Beef, Inc. and the December Group.

     Paul O. Bergson became a director of the Company in February 1996. Mr. Bergson is a principal in Bergson & Company, a government relations consulting firm serving a range of clients in tax, environmental and chemical matters. Mr. Bergson is also a General in the U.S. Army Reserves, a member of the Board of Advisers of the Far East Studies Institute and serves on the boards of several philanthropic organizations.

     Edward F. Heil has been the Chairman of the Board of American Environmental Construction Company for more than the last five years. Mr. Heil is also a director of Medi Net, Inc.

     Richard F. Patton has been employed by the Company or its subsidiaries in various positions since 1986.

     Ian P. F. Dorling accepted employment with the Company in February 1996, and was appointed Treasurer in March 1996. Prior to that time, Mr. Dorling was the manager of cash management of Morrison - Knudsen Corporation, a Boise, Idaho based engineering and construction firm.

     Robert S. Thorn served as a consultant to the Company from November 1995 to May 1996 when he accepted the position of Vice President, Administration and Chief Accounting Officer. Prior to that time, Mr. Thorn served as a consultant with Lemley and Associates, Inc., a consulting engineering firm, from 1994 to November 1995 and before that as U.K. Controls Director for Transmanche-Link, J.V. which designed and built the tunnels and related transportation infrastructure to provide train service between England and France.

     There are no family relationships among the directors and executive officers of the Company.

     The Company is not aware of any involvement in certain legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than ten percent of the Company's Common Stock are required by the regulation to furnish the Company with copies of all Section 16(a) forms they filed.

     Mr. Richard Paton did not timely file a Form 3 upon becoming an executive officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Set forth below is information regarding the compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company in 1995 (together with the Chief Executive Officer, the "named officers"). In addition, information is included regarding the compensation of two individuals who would have been included in the named officers but for the fact they were not executive officers of the Company at December 31, 1995.

     Summary Compensation Table. The summary compensation table set forth below contains information regarding the compensation of each of the named officers for services rendered in all capacities during 1993, 1994 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                      COMPENSATION
                                          ANNUAL COMPENSATION        ---------------
         NAME AND PRINCIPAL           ---------------------------     STOCK OPTIONS        ALL OTHER
              POSITION                YEAR     SALARY      BONUS     (NO. OF SHARES)    COMPENSATION(1)
- ------------------------------------  ----    --------    -------    ---------------    ---------------
                                                ($)         ($)            (*)                ($)
Jack K. Lemley......................  1995    $167,017        -0-        250,000          $  4,588.63
  Chairman & Chief Executive Officer  1994         -0-        -0-         10,000                  -0-
                                      1993         -0-        -0-          3,000                  -0-

Larry G. Butler.....................  1995    $122,154    $ 7,000          5,000          $ 15,807.71
  Vice President, US Ecology, Inc.    1994    $100,000    $26,783          5,000          $ 17,658.81
                                      1993                                10,000

Richard F. Paton....................  1995    $ 96,828                     1,500          $  3,919.32
  Vice President                      1994    $ 94,853    $ 5,000            -0-          $  7,379.08
                                      1993                                 3,500

Donald J. Brady.....................  1995    $ 96,057        -0-         10,000          $  3,674.12
  Vice President, US Ecology, Inc.    1994         -0-        -0-            -0-                  -0-
                                      1993         -0-        -0-            -0-                  -0-

Amos J. Walker......................  1995    $ 52,209    $ 2,500          2,500          $  4,367.83
  Treasurer                           1994    $ 48,418    $ 2,000            -0-          $  1,585.42
                                      1993    $ 31,153        -0-          2,500                  -0-

Harry J. Phillips, Jr...............  1995    $338,878        -0-            -0-          $ 30,798.61
                                      1994    $284,615        -0-            -0-          $ 21,181.00
                                      1993    $275,000    $50,000            -0-          $ 31,881.00

C. Clifford Wright, Jr..............  1995     167,000        -0-            -0-          $ 25,633.00
                                      1994     168,577        -0-         15,000          $ 25,649.00
                                      1993     160,000    $22,400            -0-          $ 26,226.00

- ---------------

(1) Includes the amount of premium paid by the Company for group term life insurance for each named executive officer, car allowance and the amount of the Company's matching contribution for each named executive officer under the Company's 401(k) Savings Plan and the Company's Retirement Plan.

(2) Mr. Phillips and Mr. Wright resigned from the Company in 1995 and were paid through the remainder of 1995 pursuant to their employment agreements.

     Option Grants. Shown below is further information on grants of stock options during 1995 to the named officers which are reflected in the Summary Compensation Table. Neither Mr. Lemley nor Mr. Wright were granted options in 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                     POTENTIAL REALIZABLE
                                                                                   VALUE AT ASSUMED ANNUAL
                          NUMBER OF     PERCENTAGE OF                                RATES OF STOCK PRICE
                          SECURITIES    TOTAL OPTIONS    EXERCISE                  APPRECIATION FOR 10-YEAR
                          UNDERLYING     GRANTED TO       PRICE                          OPTION TERM
                           OPTIONS      EMPLOYEES IN       (PER      EXPIRATION    ------------------------
          NAME            GRANTED(1)     FISCAL YEAR     SHARE(2)     DATE(3)          5%           10%
- ------------------------  ----------    -------------    --------    ----------    ----------    ----------
Jack K. Lemley..........  250,000(4)        35.41%        $ 4.00       5/24/05     $1,647,009    $2,707,041
Larry G. Butler.........    5,000(5)          .71%        $ 5.50       8/15/05     $   45,293    $   74,444
Richard F. Paton........    1,500(5)          .21%        $ 6.58       2/28/05     $   16,256    $   26,718
Donald G. Brady.........   10,000(5)         1.42%        $ 5.50       8/15/05     $   90,586    $  148,887
Amos J. Walker(6).......    2,500(5)          .35%        $ 6.58       2/28/05     $        0    $        0

- ---------------

(1) There were no adjustments or amendments during 1995 to the exercise price of stock options previously awarded to any of the named executive officers.

(2) The exercise price per share is a price determined by the Compensation Committee but shall be no less than the par value of the Common Stock.

(3) The options permit the exercise price to be paid in cash or by tendering shares of Common Stock. The option permits the withholding of shares to satisfy tax obligations.

(4) See "Compensation Committee Report" for a description of the vesting of Mr. Lemley's options.

(5) 20% of such options are exercisable on the first anniversary of such grant, and the remaining 80% becomes exercisable in 20% increments on the next four anniversary dates of the date of grant.

(6) All of Mr. Walker's options were forfeited upon his resignation.

     Option Exercises and 1995 Year-End Option Holdings. Shown below is information with respect to unexercised options to purchase Common Stock granted in 1995 and prior years to the named officers and held by them at December 31, 1995. None of the named officers exercised any stock options in 1995.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND OPTION VALUES AT FISCAL YEAR END

                                                   NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                        OPTIONS AT                 IN-THE-MONEY OPTIONS
                                                     DECEMBER 31, 1995             AT DECEMBER 31, 1995
                      NAME                       EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
                      ----                      --------------------------     ----------------------------
Jack K. Lemley...................................      100,000/150,000                    $ 0/$0
Larry G. Butler..................................        9,000/ 11,000                    $ 0/$0
Donald G. Brady..................................        2,000/  8,000                    $ 0/$0
Amos J. Walker(2)................................        2,000/  3,000                    $ 0/$0
Richard F. Paton.................................        2,400/  2,600                    $ 0/$0
Harry J. Phillips, Jr............................      150,000/      0                    $ 0/$0
C. Clifford Wright, Jr...........................       37,000/ 13,000                    $ 0/$0

- ---------------

(1) A stock option is considered to be "in-the-money" if price of the related stock is higher than the exercise price of the option. The closed market price of the Common Stock was $3.25 per share on the NASDAQ for December 31, 1995.

(2) All of Mr. Walker's Unexercisable options were forfeited upon termination.

COMPENSATION COMMITTEE REPORT(1)

     The Compensation Committee of the Board of Directors is composed entirely of outside directors and is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. The Committee also approves the design of the Company's compensation and benefit plans. This Compensation Committee Report sets forth the components of the Company's executive officer compensation and describes the basis on which the 1995 compensation determinations were made by the Compensation Committee with respect to the executive officers of the Company.

     In maintaining its executive compensation programs, the Company follows its belief that executive compensation should reflect the value created for stockholders together with supporting the Company's strategic goals. The following objectives are among those utilized by the Compensation Committee:

          1. Executive compensation should be meaningfully related to the long-term and short-term value created for stockholders.

          2. Executive compensation programs should support the long-term and short-term strategic goals and objectives of the Company.

          3. Executive compensation programs should reflect and promote the Company's overall value, business standards and reward individuals for outstanding contributions to the Company's success.

          4. Short and long term executive compensation play a critical role in attracting and retaining well qualified executives.

     The Compensation Committee currently implements a compensation program based on three components: a base salary, a related bonus program tied to Company performance, and a stock option program. The Compensation Committee regularly reviews the various components of the Company's executive compensation to ensure that they are consistent with the Company's objectives.

     BASE SALARY -- The Compensation Committee, in determining the appropriate base salaries of its executive officers, generally considers the level of executive compensation in similar companies in the industry. In addition, the Compensation Committee takes into account (i) the performance of the Company and the roles of the individual executive officers with respect to such performance, and (ii) the particular executive officer's specific experience and responsibilities, and the performance of such executive officer in those areas of responsibility.

     ANNUAL INCENTIVES -- The bonus program provides direct financial incentives in the form of an annual cash bonus to executive officers to achieve and exceed the Company's annual goals. The Committee awards cash bonuses based on the performance of the Company relative to its budgeted net income for the fiscal year and other pertinent absolute and relative criteria.

     LONG-TERM INCENTIVES -- The stock option program is currently the Company's primary long-term incentive plan for executive officers and key employees. The Committee is reviewing other possible long-term incentive plans and may implement such a plan as a supplement to the stock option program in the future. The objectives of the stock option program are to align executive officer compensation and shareholder return, and to enable executive officers to develop and maintain a significant, long-term stock ownership position in the Company's Common Stock. In addition, grants of stock options to the named executive officers and others are intended to retain and motivate executives to improve long-term corporate and stock market performance. Stock options are granted at the prevailing market value and will only have value if the Company's stock price increases. Generally, grants of stock options vest in equal amounts over five years, and the executives must be employed by the Company at the time of vesting in order to exercise the stock option.

- ---------------

(1) Notwithstanding filings by the Company with the Securities and Exchange Commission ("SEC") that have incorporated or may incorporate by reference other SEC filings (including this 10K/A) in their entirety, this Compensation Committee Report shall not be incorporated by reference into such filings and shall not be deemed to be "filed" with the SEC except as specifically provided otherwise or to the extent required by Item 402 of the Regulation S-K.

     Consistent with the Company's compensation program outlined above, compensation for each of the named officers, as well as other senior executives, consists of a base salary, bonus and stock options. The base salaries for 1995 were established by the Committee at levels believed to be at or somewhat below competitive amounts paid to executives of companies in the environmental industry with comparable qualifications, experience and responsibilities. The Compensation Committee determined, after the end of 1995, not to pay cash bonuses to the named officers of the Company, given the financial performance of the Company which was below expectations.

     During 1995, Jack K. Lemley, the chief executive officer of the Company received a base salary of $167,019, which the Committee believes to be below the average of the base salary for chief executive officers with comparable qualifications, experience and responsibilities of other companies in the environmental industry. Due to the Company's 1995 financial performance, Mr. Lemley received no bonus for 1995. In 1995, the Committee awarded Mr. Lemley a stock option at the prevailing market value to purchase 250,000 shares of Common Stock of the Company, 100,000 shares of which vested immediately, 50,000 shares of which will vest on December 31, 1996, 50,000 shares of which will vest the earlier of when the Company Common Stock trades at $8.00 per share for 20 consecutive days in 1996 or May 24, 2005 and 50,000 of which will vest the earlier of when Company reports positive earnings in 1996 or May 24, 2005.

     Members of Compensation Committee are: Paul F. Schutt, Edward F. Heil and Jack A. Agresti; Chairman. Mr. Agresti resigned as a director of the Company July 2, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of June 30, 1996 with respect to the beneficial ownership of the Company's Common Stock by (i) each director and nominee for director of the Company individually, (ii) each executive officer of the Company, and (iii) all directors, nominees for director and executive officers of the Company listed in the Summary Compensation Table as a group. Unless otherwise indicated below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                                     OPTIONS        SHARES HELD
                                    VOTING AND     EXERCISABLE     UNDER COMPANY        TOTAL
                                    INVESTMENT       WITHIN       401(K) PLAN OR     BENEFICIAL     PERCENT
     NAME OF BENEFICIAL OWNER          POWER         60 DAYS      RETIREMENT PLAN     OWNERSHIP     OF CLASS
- ----------------------------------  -----------    -----------    ---------------    -----------    --------
Rotchford Barker..................
Paul C. Bergson...................            0            0                0                  0         *
Patricia M. Eckert................            0        7,500(1)             0              7,500         *
Edward F. Heil....................  1,971,884.4(2)         0                0        1,971,884.4      25.2%
Jack K. Lemley....................        4,500      120,500(3)             0            125,000       1.6%
Paul F. Schutt, Jr................      107,380       17,500(7)             0            124,880       1.6%
John J. Scoville..................        2,000       30,500(4)             0          46,763.21         *
Donald G. Brady...................            0        2,000(5)       804.455          2,804.455         *
Richard F. Paton..................            0        2,400(6)        229.67           3,269.67         *
Robert S. Thorn...................          600            0                0                  0         0
Ian P.F. Dorling..................            0            0                0                  0         0
All directors, and executive
  officers as a group (11
  persons)........................

- ---------------
  *  Indicates less than one percent (1%)

 (1) Ms. Eckert was granted options to purchase 7,500 shares of Common Stock under the Company's 1992 Outside Director Stock Option Plan. Such options were exercisable as of May 24, 1995 and are included in the above table.

 (2) Pursuant to a Schedule 13-D filing. Mr. Heil reported that 1,971,884.4 shares of Common Stock were beneficially owned individually by Mr. Heil and 314,730 shares of Common Stock were beneficially owned by Mr. Heil in his capacity as trustee of a trust. Mr. Heil's Schedule 13-D also reported that 7,784 shares of Common Stock were beneficially owned individually by Thomas
     W. McNamara, an attorney for Mr. Heil and 20,108 shares of Common Stock were beneficially owned by Mr. McNamara in his capacity as trustee of a trust. The Schedule 13-D stated that Mr. McNamara's shares are included in the filing as a precautionary measure in the event that he and Mr. McNamara were deemed to be a "group" under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, but that such inclusion should not be deemed an admission that they were acting as a group. Mr. McNamara's shares are included in the total shown in the above table.

     Mr. Heil was granted options to purchase 17,500 shares of Common Stock under the Company's 1992 Outside Director Stock Option Plan. That plan provides that options granted to a stockholder beneficially owning more than 10% of the Company's Common Stock will not vest until such time as approved by both the grantee and the Board of Directors of the Company or until such stockholder no longer beneficially owns more than 10% of the Company's Common Stock.

 (3) Mr. Lemley was granted 100,000 share options by the Board of Directors on May 24, 1995 and the other 25,000 share options were granted under the Company's 1992 Director's Plan.

 (4) Mr. John J. Scoville was granted options to purchase a total of 30,500 shares of Common Stock under the Company's 1992 Outside Director Stock Option Plan. Mr. Harris resigned from the Board of Directors April 30, 1996.

 (5) Mr. Brady was granted options to purchase 10,000 shares of Common Stock under the Company's 1992 Stock Option Plan.

 (6) Mr. Paton was granted options to purchase a total of 5,000 shares of Common Stock under the Company's 1992 Stock Option Plan.

 (7) Mr. Schutt is the sole general partner with a 33% partnership interest of a limited partnership which owns 100% of the capital stock of Nuclear Fuel Services, Inc. ("NFS"). Mr. Schutt is the Chief Executive Officer and a director of NFS. NFS is the record owner of 107,380 shares of Common Stock as to which Mr. Schutt disclaims beneficial ownership. Such shares are included in the above table.

SECURITY OWNERSHIP OF 5% BENEFICIAL OWNERS

     The following information is given with respect to the persons known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock as of March 31, 1996. Unless otherwise noted, each shareholder listed below has sole voting and investment power with respect to the shares listed.

                         NAME AND ADDRESS                          NUMBER OF SHARES        PERCENT OF
                       OF BENEFICIAL OWNER                        BENEFICIALLY OWNED         CLASS
- ------------------------------------------------------------------------------------       ----------
Edward F. Heil(1).................................................     1,971,884.4            25.2%
2901 Centre Circle
Downers Grove, Illinois 60515
Harry J. Phillips, Jr.(2).........................................       2,065,166            23.7%
3 Riverway, Suite 170
Houston, Texas 77056
FMR Corp.(3)......................................................         708,500            9.05%
82 Devonshire Street
Boston, Massachusetts 02109
Fayez Sarofim(4)..................................................         514,074             6.6%
2900 Two Houston Center
Houston, Texas 77010

- ---------------

(1) Pursuant to a Schedule 13-D filing, Mr. Heil reported that 1,971,884.4 shares of Common Stock were beneficially owned individually by Mr. Heil and 314,730 shares of Common Stock were beneficially owned by Mr. Heil in his capacity as trustee of a trust. Mr. Heil's Schedule 13-D also reported that 29,978 shares of Common Stock were beneficially owned individually by Thomas
    W. McNamara, an attorney for Mr. Heil, and 20,108 shares of Common Stock were beneficially owned by Mr. McNamara in his capacity as trustee of a trust. The Schedule 13-D stated that Mr. McNamara's shares are included in the filing as a precautionary measure in the event that he and Mr. Heil were deemed to be a "group" under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, but that such inclusion should not be deemed an admission that they were acting as a group. Mr. McNamara's shares are included in the total shown in the above table.

(2) Mr. Phillips beneficially owns 350,536 shares of Common Stock, and 1,110,206 shares of Common Stock owned of record by ECOL Partners II, Ltd. ("Ecol Partners II") and 2,352 shares owned of record by Phillips Investments, Inc. As the sole shareholder of Phillips Investments, Inc., which is the corporate general partner of ECOL Partners II, Mr. Phillips shares voting and investment power over the Common Stock owned by Phillips Investments, Inc. and ECOL Partners II.

(3) Pursuant to a Schedule 13-G filing, FMR Corp. reported that as of December 31, 1995 it may be deemed to be the beneficial owner of 708,500 shares of Common Stock. FMR Corp. reported sole power to vote or direct the vote of 345,100 shares and sole power to dispose or direct the disposition of 708,500 shares.

(4) Pursuant to a Schedule 13-G filing, Mr. Fayez Sarofim reported that as of December 31, 1995 he may be deemed to be the beneficial owner of 514,074 shares of Common Stock. Mr. Sarofim reported sole voting power with respect to 413,328 such shares, shared voting power with respect to 70,961 of such shares, sole dispositive power with respect to 413,328 shares and shared dispositive power with respect to 100,746 such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John J. Scoville, a director of the Company, is President and beneficial owner of J. J. Scoville and Associates, Inc., which received $59,649.83, as of June 30, 1996, from the Company for consulting services. Such services were provided upon terms substantially similar to those the Company would have effected with unrelated parties.

     In September 1995, the Company sold 71,579 shares of 8 3/8% Series D Cumulative Convertible Preferred Stock (the "8 3/8% Preferred Stock") with warrants in a private offering to a group comprised principally of members of the Company's directors (the "Investing Group") and received cash proceeds net of offering expenses of $3,322,000. The Investing Group included John Harris, Jr., Edward Heil, Jack K. Lemley, Harry Phillips, Jr., and Paul Schutt and Rotchford Barker. In October 1995, an additional 12,632 shares were issued with warrants to the Investing Group for approximately $600,000, comprised of $560,000 cash and $40,000 in settlement of a liability to the Investing Group. Additionally, Harry J. Phillips, Jr., purchased an additional 21,053 shares with warrants for $1,000,000 to be to comprised of approximately $865,000 cash and $135,000 in settlement of an employment contract liability. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's Common Stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. The 8 3/7% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's Common Stock. Each warrant entitles the holder to purchase one share of Common Stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN ECOLOGY CORPORATION
                                                       (Registrant)

Date: September 12, 1996                      By: /s/ Jack K. Lemley
                                                  ------------------------------------------
                                                  Jack K. Lemley
                                                  Chief Executive Officer

Date: September 12, 1996                      By: /s/ R. S. Thorn
                                                  ------------------------------------------
                                                  R. S. Thorn
                                                  Vice President of Administration
                                                  Chief Accounting Officer