Form 10-Q
period 1996-09-30
AMERICAN ECOLOGY CORP
filed 1996-11-13
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


               (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1996


                                       OR


               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


    For the transition period from____________________to____________________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                     95-3889638
                --------                                     ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)


              805 W. Idaho
               Suite #200
              Boise, Idaho                                   83702-8916
              ------------                                   ----------
(Address of principal executive offices)                     (Zip Code)



                                 (208) 331-8400
                                 --------------
              (Registrants telephone number, including area code)

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              YES  /X/   NO  / /

     At September 30, 1996 Registrant had outstanding 7,967,864 shares of its Common Stock.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 ($ in 000's)

                                                                                  September 30,      December 31,
                                                                                      1996              1995
                                                                                      ----              ----
ASSETS
Current assets:
    Cash and cash equivalents                                                 $           168    $          229
    Investment securities                                                               1,739               523
    Receivables - trade and other, net of allowance for
       doubtful accounts of $1,293 and $1,322 respectively                             11,746            16,938
    Income tax receivable                                                                 740             5,339
    Insurance claim receivable                                                            727             2,538
    Prepayments and other                                                               1,282             1,675
                                                                                        -----             -----
         Total current assets                                                          16,402            27,242

Cash and investment securities, pledged                                                13,651            13,770
Property and equipment, net                                                            19,403            21,764
Deferred site development costs                                                        44,425            43,115
Capitalized interest                                                                    6,862             4,249
Intangible assets relating to acquired businesses, net                                    468               486
Other assets                                                                            4,457             3,499
                                                                                        -----             -----
         Total assets                                                         $       105,668    $      114,125
                                                                              ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Revolving credit loan/Demand Promissory Note                              $         5,370    $        6,416

    Current portion of long term debt                                                     704               780
    Accounts payable                                                                    8,060            13,376
    Accrued liabilities                                                                20,618            21,022
    Deferred site maintenance, current portion                                          1,807             1,763
    Income taxes payable                                                                  158                --
                                                                                       ------           -------
         Total current liabilities                                                     36,716            43,357

Long term debt, excluding current portion                                              28,600            28,357
Deferred site maintenance, excluding current portion                                   19,714            20,387

COMMITMENTS AND CONTINGENCIES
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
         1,000,000 shares authorized                                          $            --    $           --

    8 3/8% series D cumulative convertible preferred stock,
         $.01 par value, 105,264 shares authorized, issued and
         outstanding, (liquidation preference of $47.50 per share)                          1                 1
    Common stock, $.01 par value, 20,000,000 shares authorized,
         7,967,864 and 7,825,628 shares issued and outstanding, respectively               80                78
    Additional paid-in capital                                                         46,971            46,762
    Unrealized gain (loss) on securities available-for-sale                                20              (718)
    Retained earnings (deficit)                                                       (26,434)          (24,099)
                                                                                     --------           -------
         Total shareholders' equity                                                    20,638            22,024
                                                                                       ------            ------
         Total Liabilities and Shareholders' Equity                           $       105,668    $      114,125
                                                                              ================   ==============

                 See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)


                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                           1996                1995           1996               1995
                                                           ------------------------           -----------------------
Revenues                                             $      13,315    $      14,881     $      39,503    $      51,013
Operating Costs                                             10,568           14,045            34,893           51,718
                                                            ------           ------            ------           ------

    Gross profit (loss)                                      2,747              836             4,610            (705)
Selling, general and administrative expenses                 2,838            3,369             9,258           13,213
Impairment losses on long-lived assets                          --               --                --           27,153
                                                            ------           ------            ------           ------

    Loss from operations                                       (91)          (2,533)           (4,648)         (41,071)
Investment (income) loss                                      (248)             (54)             (275)            (386)
Gain (loss) on sale of assets                                  (42)              --               118               --
Other (income) expense                                        (261)              --              (375)              --
(Gain) loss - security sales                                    --               --              (350)              --
                                                            ------           ------             -----           ------

    Income (loss) before income taxes                          460           (2,479)           (3,530)         (40,685)
Income tax expense (benefit)                                    75             (247)           (1,270)          (4,068)
                                                            ------            -----           -------          -------

    Net income (loss)                                          385           (2,232)           (2,260)         (36,617)
Preferred stock dividends                                      105               --               314               --
                                                               ---           ------               ---           ------

    Net income (loss) available to common
    shareholders                                     $         280    $      (2,232)    $      (2,574)   $     (36,617)
                                                     =============    =============     =============    =============

Net earnings (loss) per share, primary               $         .04    $        (.29)    $        (.32)   $       (4.68)
                                                     =============    =============     =============    =============

Dividends paid per common share                      $         --     $          --     $          --    $         .25
                                                     =============    =============     =============    =============

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                         Nine Months Ended September 30,
                                                                            1996                  1995
                                                                            ----                  ----
Cash flows from operating activities:
    Net loss                                                         $      (2,260)           $   (36,617)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Impairment losses on long-lived assets                                 --                 27,153
         Depreciation and amortization                                       3,752                  6,001
         Deferred income tax provision                                         158                    393
         Gain on sale of assets                                               (118)                  (493)
    Changes in assets and liabilities:
      Receivables                                                            5,018                 12,993
      Income tax refund                                                      4,519                     --
      Proceeds from insurance claim                                          1,811                     --
      Investment securities classified as trading                               --                   (727)
      Other assets                                                          (1,250)                (1,869)
      Accounts payable and accrued liabilities                              (5,017)                (3,064)
      Deferred site maintenance                                               (629)                (1,153)
                                                                             -----                -------
         Total adjustments                                                   8,244                 39,234
                                                                             -----                 ------

Net cash provided by operating activities                                    5,984                  2,617
                                                                             -----                  -----

Cash flows from investing activities:
    Capital expenditures                                                    (1,121)                (2,450)
    Site development costs, including capitalized interest                  (3,923)                (4,421)
    Proceeds from sales of property and equipment                              158                    966
    Proceeds from sales (acquisition) of investment                           (399)                   214
securities
    Transfers from cash and investment securities, pledged                     119                    640
                                                                               ---                    ---
Net cash used in investing activities                                       (5,166)                (5,051)
                                                                           -------                -------

Cash flows from financing activities:
    Proceeds from issuances of indebtedness                                 23,739                 23,635
    Repayments of indebtedness                                             (24,618)               (22,868)
    Proceeds from common stock issuances                                        --                     20
    Proceeds from preferred stock issuances                                     --                  3,322
    Payment of cash dividends                                                   --                   (195)
                                                                              ----                  -----
Net cash provided by financing activities                                     (879)                (3,914)
                                                                             -----                -------

Increase in cash and cash equivalents                                          (61)                 1,480
Cash and cash equivalents at beginning of period                               229                    231
                                                                               ---                    ---
Cash and cash equivalents at end of period                           $         168            $     1,711
                                                                     =============            ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest, net of amounts capitalized                           $          --            $        --
      Income taxes                                                              --                     97

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior period financial statements to conform to the current period presentation.

NOTE 2.  LONG-TERM DEBT.

On June 30, 1995, the Company refinanced its prior bank debt under the terms of a Second Amended and Restated Credit Agreement ("Credit Agreement"). The secured bank credit facility matures on December 31, 1998 and is comprised of a $27,000,000 term loan ("Term Loan"), an $8,000,000 revolving credit loan ("Revolver"), and a $5,000,000 standby letter of credit facility. Accelerated Term Loan principal repayments are due upon occurrence of certain contingent events, including the opening of the Ward Valley Facility and sales of assets. Upon closing of the Credit Agreement on June 30, 1995, the lender bank agreed to accept a note, known as the Fee Capitalization Note, from the Company to capitalize the fees associated with the Credit Agreement. The note, which provides for borrowings up to $4,000,000, includes an initial amount of $1,000,000 representing the fees (including previously deferred fees) to compensate the bank for the restructured commitment. The Fee Capitalization Note matures on December 31, 1998 and is entitled to the benefits and subject to the provisions of the Credit Agreement. The bank has the option of requiring payment of the Fee Capitalization Note with shares of the Company's common stock.

On June 26, 1996, the Company agreed with its bank that the Company's borrowing privileges under the credit Agreement were suspended. As a result, the Company was unable to access funds available under the Revolver. On July 2, 1996, a new procedure was implemented such that the Revolver was replaced by a Demand Promissory Note against which advances/demands by the Company would be made up to a maximum of $5,400,000. [As the bank receives the Company's trade accounts receivable funds the Revolver is paid down and the same amount is advanced to the Company and applied to the Demand Promissory Note.] At the same time, the bank extended to the Company a line of credit up to a maximum of $1,000,000 with an 8.25% interest rate. Under these terms, all principal and interest due by the Company under the Credit Agreement is suspended indefinitely.

As of September 30, 1996, the Company had total outstanding borrowings of $33,701,281 comprised of $26,731,027 under its Term Loan; $5,370,215 under its Demand Promissory Note; $1,600,039 under its fee Capitalization Note; and $0 under its line of credit. Accrued, unpaid interest through September 30, 1996 amounted to $1,022,180.

NOTE 2a.  SUBSEQUENT EVENT - LONG-TERM DEBT.

On October 31, 1996, the Company signed a letter of intent with its bank, whereby, the terms and conditions of the debt agreement will be substantially modified. Information regarding the terms is set forth in Part II, Item 5.

NOTE 3.  DEFERRED SITE DEVELOPMENT COSTS.

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact in California ("Ward Valley facility") and the Central Interstate
Compact in Nebraska ("Butte facility"). The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward

Valley facility have been paid and capitalized by the Company. As of September 30, 1996, the Company had deferred $44,254,000 of pre-operational facility development costs of which $5,921,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's 20 year operating period from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs that it has deferred for this facility, plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of the costs will be recovered.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the CIC. As of September 30, 1996, the Company has contributed and deferred approximately $7,033,000 of which $941,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of these costs will be recovered.

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

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the nine month periods ended September 30, 1996 and 1995 was $2,613,000 and $2,391,000, respectively.

NOTE 4.  EARNINGS PER SHARE.

The calculation of earnings per share for the three and nine months ended September 30, 1996 and 1995, respectively, is as follows:

                                                                    (000'S EXCEPT PER SHARE AMOUNTS)
                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------               -------------
                                                            1996          1995           1996          1995
                                                            ----          ----           ----          ----
Net earnings (loss) available to common shareholders       $        280   $    (2,232)  $    (2,854)  $  (36,617)
                                                           ============   ============  ============  ===========



Weighted average shares outstanding:
    Common shares outstanding at end of period                    7,857         7,826         7,968        7,826

Effect of using weighted average common and
  common equivalent shares outstanding                               --            (4)           --           (4)
                                                                   ----          ----         -----         ----


Shares used in computing earnings (loss) per share                7,857         7,822         7,968        7,822
                                                                  =====         =====         =====        =====

Net earnings (loss) per common and common
  equivalent share, primary                                $        .04   $      (.29)  $      (.32)  $    (4.68)
                                                           ============   ===========   ===========   ==========

There was no difference between the primary and fully diluted earnings per share calculations in 1996 and 1995.

NOTE 5.  COMMITMENTS AND CONTINGENCIES.

Other than the information set forth in Part II, Item 1 and Item 5, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1995 Annual Report on Form 10-K and Form 10-K/A.

NOTE 6.  PREFERRED STOCK AGREEMENT.

On October 31, 1996 the Board of Directors approved issuance of preferred stock to two of the Company's directors. Information regarding the terms of this new issuance is set forth in Part II, Item 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAPITAL RESOURCES AND LIQUIDITY

The Company had a working capital deficit of $20,314,000 as of September 30, 1996, and is currently experiencing difficulty paying its on-going obligations as they become due. The Company has been successful in improving some of its short-term operating results which may help relieve this situation. The Company cannot be certain about its ability to further improve short-term operating results. The Company's financial statements as of September 30, 1996, contain an adjustment for the amount of accrued liabilities that might result from future operations impact. This adjustment is directly related to the Winona facility. Management's actions and plans to address these issues are as follows:

CREDIT AGREEMENT

As of September 30, 1996, the company had total outstanding borrowings of $33,701,281 comprised of $26,731,027 under its Term Loan; $5,370,215 under its Demand Promissory Note; $1,600,039 under its fee Capitalization Note; and $0 under its line of credit. Accrued, unpaid interest through September 30, 1996 amounted to $1,022,180.

As described in Note 2 to the financial information, in July 1996 the Company made arrangements with its bank to suspend all principal and interest payments due by the Company under the Credit Agreement indefinitely. Additionally, the Company and its bank implemented a new operating procedure whereby the Company's accounts receivable collections were applied to a new note which is treated similar to a revolving line of credit.

On October 31, 1996 the Company signed a letter of intent for the renegotiated terms of its secured debt with its bank. The new terms are more particularly described in Item 5 hereof.

MEASURES TO IMPROVE OPERATIONS AND REDUCE COSTS

On August 16, 1996, American Ecology issued a press release announcing it had suspended scheduling further receipts of waste for recycling or disposal into the Winona processing facility. The Company stated that it would continue processing the inventory of waste on site and maintain compliance with all Federal and State environmental requirements.

The Winona Processing facility is one of the most technologically advanced facilities of its type in the Country, however, the ongoing litigation strategy pursued by opponents of the facility has so affected the customer base and so distracted management resources that the Company decided to suspend operations to explore various options to reorganize or revise the operation to meet business objectives. The Company's opinion is that the tactics employed by those adverse to the Winona operation are designed to overwhelm the facilities resources. Multiple, duplicative lawsuits that name our customers have been filed in various jurisdictions. Rather than fall prey to such tactics, the Company has resolved to determine an effective strategy that will preserve its options and minimize additional losses.

The Company sought a stay in the repermitting hearings for the Winona facility to afford it the opportunity to decide if, or how, it might be able to operate the facility in light of the tactics being employed by the opposition. The Company's management and staff are reviewing various alternative arrangements that might salvage its significant investment of capital and human resources. (See discussion in Part II, Item I, Legal Proceedings).

On August 19, 1996, American Ecology requested that the Administrative Law Judge (ALJ), presiding over the Company's permit renewal hearing, grant a stay in the matter to allow the Company time to determine how it is to proceed. On September 28, 1996, the ALJ granted a 60 day stay in the permit hearing. The Company is to inform the participants of its intentions on December 2, 1996 and attend a hearing on December 5, 1996 which will determine the basis on which the Company could proceed.

The company has laid off over half of its remaining Winona site employees to reduce costs and continues to reduce its inventory of waste. Site monitoring, groundwater remediation and tank control systems remain operational and in compliance with permit requirements. Since receiving the last load of waste scheduled prior to August 16, 1996, no additional waste has been accepted at the facility.

The permits under which the Winona facility operates are expired. EPA regulations allow that if the permit holder has made timely application to renew them, and is diligently pursuing their renewal, then the holder can continue operating under the expired permits until the application is acted on.

Prior to the Company's acquisition of the Winona facility, the Texas agency decided to consolidate all of the site's permit renewals in a single administrative proceeding. It is this consolidated hearing in which the Company is now engaged and from which it has been granted a stay. It is incumbent on the Company to comply with the administrative orders that consolidated the permit issues and to diligently pursue renewal. Failure to do so may constitute abandonment of the process and result in loss of the permits.

In other areas, the Company continues its efforts to reduce costs. These efforts include further reducing personnel, among them certain members of senior management, and various sales, operating, and administrative personnel. However, the Company has made considerable staff reductions and will try to stabilize with minimum changes in the future. The Company has decentralized responsibilities to the LLRW and chemical waste operating groups and has transferred many of the functions formerly performed at the corporate office to the operating divisions reducing corporate overhead. Other than the capital required for developing the Ward Valley facility the Company has, following the Ward Valley facility and the repair of the fire damage at our Oakridge facility, deferred almost all other capital expenditures planned for 1996. The Company is also evaluating the viability of certain other operations and their current potential to perform at an acceptable level.

The Company believes it has and is implementing a viable plan to improve its cost and capital structure and subsequent operating results. However, considering the Company's recent losses and insufficient cash flow from operations, there can be no assurance that this plan will resolve the Company's liquidity problem in a timely fashion. There is no assurance, however, that the Company's recently announced debt restructuring and commitment for additional equity (described in Item 5 hereof) and its operational restructuring will alleviate the Company's liquidity problems. In either event, the Company may continue to experience cash flow problems which could cause the Company to materially reduce the current level of its operating activities.

For the nine months ended September 30, 1996, the Company had positive cash flows from operations of $5,984,000, which includes $6,330,000 in tax refunds and insurance claim proceeds. Net cash used in investing activities total $5,166,000 of which $1,121,000 was spent for capital expenditures, $3,923,000 was invested in site development costs for the Ward Valley facility and incurred capitalized interest of $2,613,000 related to the Ward Valley and Butte facilities.

FUTURE CONSIDERATIONS

As a result of the changes to its management and operations in 1996, the Company believes that the future operating results of its existing businesses will improve. No assurances can be given that such improvements will occur. The Company expects to receive additional federal income tax refunds of approximately $740,000 during the fourth quarter of 1996.

The company is also currently negotiating business interruption insurance claims relating to the July 1994 fire at its Oak Ridge, Tennessee facility and expects to settle such claims in the near future. In May 1996, the Company received fire insurance proceeds of $1,811,000 which will be used to replace property and equipment damaged in the fire. The Company has a $727,000 receivable recorded for additional claims at September 30, 1996.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The Company reported net income of $280,000 for the three months ended September 30, 1996, compared to a net loss of $2,232,000 for the three months ended September 30, 1995. In 1996 the Company has not incurred any pretax charge adjustments.

REVENUES

Revenues for the third quarter of 1996 decreased $1,502,000, a 10% decline, compared to the third quarter of 1995.

Low-level radioactive waste ("LLRW") revenues increased $3,244,000. Quarterly revenues for the Recycle Center were $2,434,000, an increase of $580,000 over the prior year period. The 1995 period revenues were lower after the change of ownership in September, 1994 due to a fire, processing a backlog of non-revenue producing waste, and working to bring the facility up to industry standards for better customer acceptance. Revenues for the Richland, Washington disposal facility were $2,399,000 for the quarter, an increase of $1,299,000 from the prior year period due to favorable weather conditions in the Northwest in 1996.

Chemical waste revenues declined $4,114,000. Revenues generated by the Company's landfill operation in Beatty, Nevada, fell by $3,035,000 due principally to diminishing activity in the off-site remediation market and elimination of transportation services. In addition, the State of California reduced the fees they levy on facilities under their jurisdiction. This has caused us to lose customers at our site, in the State of Nevada, which has a higher disposal fee structure making the Company non-competitive. Efforts are being made with the State of Nevada for a competitive fee structure.

OPERATING COSTS

Operating costs as a percentage of revenues for the three months ended September 30, 1996 and 1995 were 79.4% and 94% respectively. Total operating costs decreased $3,477,000 for the third quarter of 1996 as compared to the third quarter of 1995 for a variety of reasons. Management evaluated how operations had been managed, and determined what improvements could be made to enhance operating efficiency and effectiveness at each site location. General improvements have been made in the third quarter by timing of waste turnaround, reduction of excess spending, employee awareness, reductions of excess overtime, and reductions in both staff and labor force. Specific improvements have been made by reducing variable operating costs. These costs include: reducing excessive rentals, reduced engineering and consultant fees, and a reduction in subcontracted costs.

In order to maintain the proper mix of operating costs to future revenues, management will continue to monitor operations closely. Continuing this analytical process is important for the future success of each site location. All site locations have participated in the reductions of capital spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the third quarter ended September 30, 1996 selling, general and administrative expenses ("SG&A") decreased $531,000 as compared to the third quarter ended September 30, 1995, a 16% decrease in cost but a 23% improvement over 1995 without non-recurring expenses. Included in SG&A for 1995 are several non-recurring expenses which increased SG&A by $313,000.

During 1996, corporate overhead decreased by approximately $814,000 due to reductions in corporate personnel, corporate travel, a decrease in amortization of deferred debt issuance costs and other cost saving measures taken by the Company over the last 12 months as described under the caption Capital Resources and Liquidity.

INCOME TAXES

For the three months ended September 30, 1996, the Company reported an effective income tax expense of 10% for the subsidiary American Liability and Excess Insurance Company. At year end the income tax expense will be eliminated through the companies' tax sharing agreement. The Company has now recorded all realized or expected refunds for loss carrybacks, and it will be difficult to realize additional deferred tax benefits for net operating loss carryforwards.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

The Company reported a net loss of $2,260,000 for the nine months ended September 30, 1996 compared to a net loss of $36,617,000 for the nine months ended September 30, 1995. The 1995 results included pretax charges totaling $31,188,000 for unusual events and non-recurring adjustments of which $27,153,000 related to impairment losses on long-lived assets.

REVENUES

Revenues for the nine months ended September 30, 1996 decreased $10,916,000, or 22% compared to the nine months ended September 30, 1995.

Low-level radioactive waste ("LLRW") revenues increased $2,033,000, or 11%.

Chemical waste revenues declined $11,900,000, or 35%. Revenues at the Beatty facility accounted for $8,471,000 of the decline due to the elimination of the former practice of providing transportation services at cost, and reduced disposal receipts as a result of customers lost to competing landfills which do not have the high cost burden of the State of Nevada's fees. Management and the staff at the Beatty site are currently engaged in efforts with the State of Nevada for reducing some of the fees on certain types of waste disposal. The Company has an agreement in place with the State of Nevada to pay all fees owed for the first two quarters of 1996 by July 1, 1997.

OPERATING COSTS

Total operating costs as a percentage of revenues for the nine months ended September 30, 1996 and 1995 were 88.3% and 101%, respectively. The 1995 operating costs included $1,112,000 in non-recurring charges, that made the expenses higher. However, overall operating costs have been reduced by conscientious management efforts.

Other decreases in operating costs resulted from the decline in site development activities related to the Butte facility, decreases in subcontracted field services and transportation costs at the Beatty facility, and decreases in LLRW brokerage and remedial services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 1996 and 1995 were $9,258,000 compared to $13,213,000 for the nine months ended September 30, 1995, a 30% improvement in cost reduction over 1995. Included in SG&A for the 1995 period are several non-recurring charges which increased SG&A by $2,723,000, or 20% of the total. These expenses related principally to severance of certain corporate executives and other corporate personnel, recognition of a loss for a portion of the corporate office lease and furniture, and a writedown of deferred debt issuance costs related to the bank credit facility which was amended effective June 30, 1995.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, and dividend income and capital gains and losses earned on the company's preferred stock portfolio classified as trading securities. As of September 30, 1996, the Company reported an unrealized gain of $20,000, on securities available-for-sale as a component of shareholders' equity. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized.

INCOME TAXES

For the nine months ended September 30, 1996, the Company reported an effective income tax benefit rate of 36% compared to an effective income tax benefit rate of 10% for 1995. This tax benefit is the result of realizing in the second quarter 1996, the tax benefit from 1995. The Company has now recorded all realized or expected refunds from loss carrybacks, and it will be difficult to realize additional deferred tax benefits for net operating loss carryforwards.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

Management has established reserves as deemed necessary for legal proceedings based on management's estimates of the outcome. It is reasonably possible that the Company's estimates for such matters will change or may prove inadequate. Due to the Company's financial condition, management is unable to conclude that an unfavorable outcome with respect to previously reported legal proceedings or those described below, will not have a material adverse effect on the operations or financial condition of the Company.

Except as described below, there were no material developments with respect to previously reported legal proceedings.

IN THE MATTER OF THE APPLICATIONS OF AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., PERMIT NOS. AQ-9429, HW-50368, WDW-186, AND WDW-229 (S O A H DOCKET ###-##-####).

This matter, previously reported in the Company's 1995 Form 10-K filing, is a contested proceeding before the Texas State Office of Administrative Hearings wherein American Ecology Environmental Services Corp. ("AEESC"), a wholly owned subsidiary of the Company, is seeking to renew operating permits for its hazardous waste treatment, storage, and disposal facility in Winona, Texas. On August 19, 1996 AEESC requested a stay of the proceedings to allow the Company time to determine how to proceed in the matter. On September 28, 1996 the Administrative Law Judge granted a 60-day stay in the proceedings. AEESC is required to inform the parties how it intends to proceed on December 2, 1996 and a prehearing conference is scheduled for December 5, 1996.

VIRGIE ADAMS, ET AL V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET AL, CAUSE NO. 236-165224-6, TARRANT COUNTY, TEXAS DISTRICT COURT.

On August 30, 1996, plaintiffs amended their August 6 complaint naming over 450 additional plaintiffs and 87 defendants, including the Company, several of its subsidiaries and customers of its Winona, Texas facility. The plaintiffs are seeking damages, punitive damages and pre- and post-judgment interest based on claims of negligence, negligence as a matter of law, fraudulent concealment, assault and battery, intentional infliction of emotional distress, res ipsa loquitner, intentional tort, and punitive damages. Plaintiffs allege the Company "...failed to handle, treat, store, blend, inject, and otherwise dispose of extremely hazardous and highly toxic substances in a manner...constitut(ing)...compliance with basic health, safety and environmental standards." The Company believes it has conducted its operations in accordance with applicable laws and regulations, that the lawsuit is without merit and intends to vigorously defend the action.

ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

On October 31, 1996 the Company announced that it has renegotiated the terms of its secured debt with its bank and, as part of the arrangements, has obtained commitments for $3,000,000 in new equity from two of its directors.

The new term loans, which are subject to satisfaction of certain conditions, extend the maturity of the Company's existing bank debt to December 31, 2000. Interest on the debt will accrue through 1998, and thereafter, will be paid quarterly at the rate of 10% or prime, whichever is greater. Principal repayments will commence on December 31, 1999 with $5,000,000 due on that date and quarterly payments of $250,000 thereafter.

In consideration of the transaction, the bank will receive warrants, excercisable only upon maturity or the occurrence of a monetary default, to purchase up to 10% of the Company's then outstanding shares for $1.50 per share. The Company can eliminate these warrants by the payment on maturity of additional interest equal to the difference between the interest accrued through 1998 and interest for the same period at the rate of the greater of 10% or prime. The bank agreed to eliminate the existing common stock conversion feature with respect to the Fee Capitalization Note of the existing Credit Agreement.

In addition to the changes in economic terms, the Company's financial covenants were restructured to match the Company's current operating circumstances and financial plan. The new covenants should allow the Company to operate without requesting quarterly waivers of covenant defaults. The bank has also agreed to allow the Company to use some of the capital freed up by its restructuring as working capital. The terms of the bank loan prohibit dividend payments on the Company's common stock until the bank debt is fully retired.

As a condition to the extension of these terms, the Company is required to raise $3,000,000 in additional equity on or before December 31, 1996 and to use its best efforts to raise an additional $2,000,000 in equity on or before June 30, 1997. In order to assure that the first equity condition will be met and to provide the required equity immediately, Messrs. Rotchford Barker and Edward Heil, two of the Company's directors and shareholders, have agreed to purchase 300,000 shares of new Class E Redeemable Convertible Preferred Stock for $3,000,000. The new Preferred Stock will be nonvoting, have a stated value and preference in liquidation of $10 per share, and have the right to receive dividends, payable solely in common shares of the Company, at the rate of 11.25% per annum.

In order to meet the second equity condition and to give all common shareholders the ability to participate in the Company's increased equity base, the Company will use its best efforts to register on or before June 1, 1997 a rights offering to holders of the Company's common stock. In the rights offering, which will be made only by means of a prospectus, the Company would offer each common shareholder, as of a record date expected to be on or about the second business day before the registration statement for the rights offering is declared effective by the Securities and Exchange Commission (SEC), the right to purchase for $1 one share of newly issued common stock for each share of common stock held on such record date. The rights would expire unless exercised within 30 days after the offer commences.

To the extent that less than $5,000,000 is raised in the rights offering, the new Class E Preferred Stock will be converted into common stock at the rate of 10 shares of common stock for each share of Class E Preferred Stock. To the extent that the sum of the amount raised in the rights offering plus the stated value of any new Preferred Stock not converted into or exchanged for common stock in the rights offering is in excess of $5,000,000, the

Preferred Stock will be redeemed at its stated value of $10 per share from the excess proceeds. If not converted or redeemed in a rights offering before June 30, 1997, each share of Class E Preferred Stock will be convertible into 10 shares of common stock anytime thereafter at the option of the holder. On consideration for purchasing the Class E Preferred Stock, Messrs. Barker and Heil will receive warrants to purchase an aggregate 3,000,000 shares of the Company's common stock at $1.50 per share exercisable at any time after June 30, 1997 and prior to July 1, 2003.

A formal Credit Agreement between the Company and its bank documenting the new loan terms and conditions has not been completed, the Company believes that this agreement will be signed during the fourth quarter of 1996. At the time of final execution of the agreement a Form 8-K with exhibits will be filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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



                                        AMERICAN ECOLOGY CORPORATION
                                               (REGISTRANT)


Date:  November 13, 1996                By: /s/ Jack K. Lemley
                                           -------------------
                                            Jack K. Lemley
                                            Chief Executive Officer


Date: November 13, 1996                 By: /s/ R. S. Thorn
                                           ----------------
                                            R. S. Thorn
                                            Vice President of Administration
                                            Chief Accounting Officer

                             INDEX TO EXHIBITS


           Exhibit
             No.                       Description
           -------                     -----------

             27                  Financial Data Schedule