Form 10-K
period 1996-12-31
AMERICAN ECOLOGY CORP
filed 1997-03-28
CIK 742126

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NUMBER 0-11688

                          AMERICAN ECOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                            95-3889638
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
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

                             Yes [X]      No  [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At March 25, 1997, Registrant had outstanding 8,015,308 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $10,031,000 based on the closing price of $1.75 per share as reported on the Nasdaq Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for 1997 Annual
   Meeting of Stockholders.                                        Part III

                                     PART I

ITEM 1.     BUSINESS

       American Ecology Corporation and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context indicates otherwise) provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. Hazardous waste consists primarily of industrial waste, including waste regulated under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and the Toxic Substance Control Act ("TSCA"). Low-level radioactive waste ("LLRW" or "low-level waste") consists of materials contaminated with low-levels of radioactivity and is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. In 1996, 47% of the Company's revenues were derived from hazardous waste services and 53% of the Company's revenues were derived from LLRW services.

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

       The Company and its predecessors have been in business for over 40 years. The company was originally incorporated in California in October 1983. In May 1987, the Company was reincorporated as a Delaware corporation by merger into a newly formed wholly owned subsidiary incorporated in Delaware for that purpose.

HAZARDOUS WASTE SERVICES

       The Company provides a variety of hazardous waste management services to its customers including stabilization, solid waste disposal, transportation, and brokerage. The Company's customers are generally in the chemical, petroleum, pharmaceutical, manufacturing, electronics and transportation industries.

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

       Prior to performing services for a customer, the Company's specially trained personnel review the waste profile sheet prepared by the customer which contains information about the chemical composition of the waste. A sample of the waste may be analyzed in a Company laboratory or in an independent laboratory to enable the Company to recommend and approve the best method of stabilization, transportation, treatment and disposal. Upon arrival at one of the Company's facilities, and prior to unloading, a sample of the delivered waste is analyzed to confirm that it conforms to the customer's waste profile sheet.

       STABILIZATION AND DISPOSAL SERVICES

       The Company operates two of the eighteen commercial hazardous waste landfill disposal sites in the United States. The facilities are located in Robstown, Texas and Beatty, Nevada. In addition, until August 1996, the Company operated one of the nation's nine commercial deepwell disposal facilities, located in Winona, Texas. As a result of political pressures, and those of the local community, the Company has sustained high legal fees and extraordinary costs to attempt maintaining the Winona facility. In August 1996, the Company decided to suspend the Winona facility operations as a result of the adverse impact on the business base caused by inaccurate public statements and other actions of persons opposed to the facility. The litigation strategy being pursued by persons opposed to the facility includes numerous and duplicative lawsuits filed in several jurisdictions. The Company believes the number of suits, as well as the discovery and motion practices used in each, is designed to overwhelm the financial resources of the Winona facility. These operations primarily served the needs of hazardous waste generators in the Gulf Coast and West Coast regions of the country. Management closed the Winona facility March 17, 1997 and will comply with all substantive environmental regulations for site closure.

       The Robstown and Beatty facilities may dispose of only solid wastes, but both facilities also have the ability to treat and stabilize waste prior to disposal and operate transfer and staging facilities for delivery of containerized waste for off-site disposals. Stabilization involves the mixing of sludges and certain wet wastes with cement, lime or other solidifying and stabilizing agents to prevent leaching under acidic conditions. These facilities are sited, designed, constructed, operated and monitored to provide long-term containment of the waste in accordance with regulatory requirements. The Company also maintains two closed landfills in Sheffield, Illinois. See "Closed Facilities" for more detailed information about these facilities.
The following sections describe the Company's active hazardous waste disposal facilities.

       Beatty, Nevada Facility. The Company's Beatty, Nevada hazardous waste landfill site is located on 80 acres of land 11 miles southeast of Beatty, Nevada in the Amargosa Desert, approximately 100 miles northwest of Las Vegas and 8 miles northeast of Death Valley and the California border. The Company leases the site from the State of Nevada pursuant to a 1977 lease which provided for an initial 20-year term, with a 10-year option for renewal. The Company recently renewed the lease for 10 years. The waste site is operated under license from the State of Nevada. The State of Nevada charges waste fees which are deposited in state maintained trust funds for closure, perpetual care and maintenance. The Company does not control these two state funds, but the Company understands from State of Nevada correspondence that these funds contained approximately $11.2 million and $1.8 million, respectively, as of December 31, 1996.

       The facility has approximately 1.4 million cubic yards of remaining capacity, and is currently positioned to compete much more aggressively in an overall depressed market than it has been in a number of years. Reduced state fees have been negotiated with state regulatory staff, but not yet approved by the governor. State regulatory staff have reviewed and approved revised closure cost estimates that result in a reduction in future closure costs. Closure of the former low level radioactive waste disposal site will allow the company to transfer custody of the occupied portion to the State while transferring the unused portion of the site to the hazardous waste facility, thereby extending the life of the facility. In 1996, 1995, and 1994, 71,000, 131,000, and 202,000 cubic yards of waste, respectively, were disposed of at the facility. The hazardous waste site was opened in 1970 and operates under authority from the Nevada Department of Conservation and Natural Resources and the Environmental Protection Agency's ("EPA") Region IX. It is also subject to regulations of the U.S. Department of Transportation ("DOT") relating to methods of handling, packaging and transporting chemical waste. Disposal operations at the Beatty site involve stabilization of certain wastes to meet land disposal criteria, and the burial of chemical waste in secure landfill cells which are engineered, constructed, operated and monitored so as to provide for the long-term containment of the waste. During 1988, the Beatty site received its RCRA Part B permit from the EPA and the State of Nevada. The State has released a proposal permit renewal for public comment and final approval is expected by mid-year 1997.

       The Beatty site is one of seven landfill sites in the United States which are authorized by the EPA under TSCA to receive and dispose of certain types of solid polychlorinated biphenyls ("PCBs"). This authority was issued jointly to the Company and the State of Nevada by EPA Region IX. The disposal of PCBs accounted for approximately 31% and 22% of the Beatty site's total volumes in 1996 and 1995, respectively. In 1995, the Company was issued a five-year renewal permit which allows the Company to continue to dispose of non-liquid PCBs at the Beatty site. In 1990, the Company received written confirmation from the EPA that the Beatty site was currently authorized to accept CERCLA clean-up waste for disposal.

       Robstown, Texas Facility. The Company owns 400 acres of land near Robstown, Texas, located 15 miles west of Corpus Christi, and operates a hazardous waste disposal site on 240 acres of the land. The site is operated under the regulations of, and a permit issued by, the Texas Natural Resource Conservation Commission ("TNRCC"). In addition to TNRCC regulation, the site is subject to EPA and DOT regulation. In 1988, the Robstown site received its RCRA Part B permit. A proposed permit renewal is expected to go to public hearing by mid-year 1997. Disposal operations at the Robstown site involve the burial of hazardous waste in secure landfill cells which are engineered, constructed, operated, and monitored so as to provide for the long-term containment of the waste. The landfill is currently developing a 100,000 cubic yard landfill to dispose of non-hazardous waste which should greatly improve profit margins by allowing disposal in less expensive cell space.

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

       The facility is currently the only operating commercial landfill in Texas with a RCRA Part B hazardous waste disposal permit. The facility serves a wide range of industries including refining, petrochemical, agricultural and manufacturing. In operation since 1972, the facility has disposed of more than 865,000 cubic yards of hazardous waste and there are approximately 3 million cubic yards of remaining capacity. In 1996, 1995, and 1994, 41,000, 47,000, and 68,000 cubic yards of waste, respectively, were disposed of at the facility.

       Winona, Texas Facility. The Winona facility, now a closed facility, was a 620 acre fuels blending and solvent recycling facility with two hazardous waste deepwells and waste brokerage services. In August of 1996, the Company made a decision to suspend further receipts of waste at the Winona facility. This decision was made based on the adverse impact on the business base of the Winona facility caused by inaccurate public statements and other actions of persons opposed to the Facility. The litigation strategy being pursued by persons opposed to the facility includes numerous and duplicative lawsuits filed in several jurisdictions. The Company believes that the number of suits as well as the discovery and motion practices used in each is designed to overwhelm the financial resources of AEESC, an American Ecology wholly owned subsidiary.

       During the period of discontinued waste receipts, the Company, primarily through its Surecycle division, has continued to broker waste materials to other off-site disposal facilities. Based on the current regulatory and litigation morass under which the Winona facility was forced to operate, management concluded that it was not economically feasible for the Winona facility to continue. Also during this period of discontinued waste receipts AEESC is in the process of removing from inventory all waste materials which it believes would require the continued operation of the facility's FTIR ambient air monitoring system and the Thermal Oxidizer air emission control equipment. It is the facility's intent to discontinue the use of this equipment as soon as is practicable, and with the approval of the regulatory authorities.

       On December 31, 1994 the Company purchased this facility from Gibraltar Chemical. Since the acquisition, the Company has been faced with both legal confrontations and operational difficulties. The operation costs have been high and very difficult to control. As a result of the operation costs exceeding revenues every month, the Winona site has never been profitable. Management has made many efforts to preserve the site as a possible profitable operation, using different business techniques, yet none have succeeded. As a result of these efforts it has been determined that the site should be closed under Federal and State regulations. The date of the closure was set at March 17, 1997 when management agreed to a plan for closing the site under RCRA rules. As part of its business closure activities, company officials will meet with State regulators to negotiate a mutually acceptable schedule for environmental closure of the facility to fully satisfy substantive environmental requirements. The estimates for the environmentally correct closure under those environmental laws has been estimated at $1,500,000.

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

       The Company operates a scheduled, containerized hazardous waste collection service in the Gulf Coast market called Surecycle(R), a division of American Ecology Environmental Services Corporation (AEESC). Surecycle provides small quantity generators with comprehensive waste management services that includes waste analysis, technical advice, labeling, manifesting, collecting, transporting, treating and disposing of hazardous wastes. An important feature of the Surecycle(R) program is the use of intermediate bulk containers as a replacement for drums in many applications. Surecycle also offers specialized 350 gallon waste packages or "totes". These totes allow waste generators to accumulate up to six drums worth of material in the same floor space required to store four drums. The totes are reusable, therefore the customer also enjoys substantial savings in avoided drum purchase costs.

LOW-LEVEL RADIOACTIVE WASTE SERVICES

       Radioactive waste is generally classified as either high-level or low-level. High-level radioactive wastes, such as spent nuclear fuel and waste generated during the reprocessing of spent fuel from nuclear reactors, contain substantial quantities of long-lived radioactive isotopes and require hundreds or thousands of years to decay to safe levels.

       Low-level radioactive waste consists primarily of solid materials containing far less radioactive contamination, generally decaying to safe levels within several decades to approximately 500 years. The Company's LLRW business includes the packaging, transportation, disposal, treatment, recycling and processing of low-level waste. Low-level waste is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. This waste consists generally of material such as contaminated equipment, discarded glassware, tools, gloves and protective clothing, radio-pharmaceuticals and other hospital wastes, and laboratory waste materials. This waste generally requires minimal shielding for the protection of the public or employees from radiation. It is packaged in metal containers designed to protect the public during transportation and provide additional long-term containment of the waste once it is placed in the permanent disposal facility.

       The LLRW services market is generally composed of three segments; (i) disposal, including both commercial and government markets, (ii) commercial processing and volume reduction, and (iii) government services. The Company operates in all three of these segments. The Company's LLRW disposal activities involve the operation of a landfill site on government owned land near Richland, Washington. The Recycle Center has LLRW commercial processing and volume reduction services that include both fixed base processing facilities and service capabilities as well as on site service capabilities managed as an extension of the organization located at Oak Ridge, Tennessee. The government services segment activities includes processing, volume reduction and disposal, at US Department of Energy ("DOE") and US Department of Defense ("DOD") locations. The Recycle Center is a well established commercial service provider and intends to pursue these DOE and DOD markets.

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

       DISPOSAL SERVICES

       The Company operates the only licensed LLRW disposal facility within the regional compact system. The facility is located near Richland, Washington. This facility serves the LLRW disposal needs of the eight member states of the Northwest Compact and the three member states of the Rocky Mountain Compact. The Company is in the process of developing three additional LLRW disposal facilities for the Southwest, Central, and Midwest states' compacts. The Company has also been awarded as part of the team of US Ecology, Bechtel and URS Consultants, a contract to begin site screening for a LLRW site for the Midwest Compact (Ohio). The Company also maintains two closed LLRW landfills in Sheffield, Illinois and Beatty, Nevada. (See "Closed Facilities" for more detailed information about each of these closed facilities). The following section describes the Company's active and proposed LLRW disposal operations.

       Richland, Washington Facility. This facility is located on 100 acres, 25 miles northwest of Richland, Washington on DOE's Hanford Nuclear Reservation ("Hanford"). The State of Washington leases the land from the federal government and the Company subleases the land from the state for a period of 99 years. In 1990, the Company exercised its option to renew its sublease for an additional 15 years. Under the terms of the sublease, the site is to be used for LLRW burial and related activities. The primary disposal operations at the site are conducted under a radioactive materials license issued by the Washington State Department of Health. An application to renew the Company's 5 year license, which terminates in May 1997, has been submitted and is expected to be approved by the state. The Company also holds a special nuclear materials license which permits burial of materials containing certain radioactive elements in amounts greater than those allowed under the license issued by the State of Washington. Special nuclear material is LLRW which contains uranium 233, uranium 235 or plutonium.

       The disposal rates charged at the Richland facility have been regulated by the Washington Utilities and Transportation Commission (WUTC) since 1993. Rate regulation is designed to set disposal rates sufficient to cover the costs of operation and provide the Company with a reasonable profit margin. In May 1995 the Company filed a rate case to implement a new rate design and revenue requirement for the years 1996 through 2001. The Company's filing, after amendment by a settlement agreement signed by major site users, was approved by the WUTC to establish a $5.6 million annual revenue requirement and a rate design to collect this revenue from site availability, per container, per shipment, volume and dose rate at the container surface charges. The approved revenue requirement is exclusive of taxes and fees. The State of Washington charges and collects fees for burial, site surveillance, local economic development, rate regulation and site use from low-level generators using the Richland facility. Revenues are also contributed by generators to fund dedicated trust accounts, administered by the Washington State Treasurer, for closure and long term care and maintenance of the Richland site. As of December 31, 1996, $24.4 million was retained in the site closure account and $24.4 million in the perpetual maintenance account.

       The Richland facility is permitted to accept naturally occurring and accelerator produced radioactive materials (NARM) waste from throughout the nation. During 1996 approximately 12,000 cubic feet of NARM waste supplemented company revenues collected from the disposal of over 105,000 cubic feet of low-level waste generated from Northwest and Rocky Mountain Compact states. In 1995, the State of Washington implemented a regulation to limit NARM volume to 8,600 cubic feet annually and any single generator to no more than 1,000 cubic feet. The Company filed litigation on this issue and executed a settlement agreement on May 15, 1996. The agreement provides that the Washington Department of Health promulgate revised regulations with a 100,000 cubic feet annual cap on NARM waste disposal. Until new regulations are adopted, a court stay has mandated that the 100,000 cubic feet limit will apply with the provision that any unused allocation may be transferred to future years.

Although NARM waste disposal rates are not regulated by the WUTC, a portion of NARM revenue can be applied to reduce the Company's annual LLRW revenue requirement.

       Proposed Ward Valley, California Facility. In December 1985, the Company was selected as the State of California's license designee to site, develop and operate a LLRW disposal facility ("Ward Valley") in that state to serve the Southwestern Compact (California, Arizona, North Dakota and South Dakota). In September 1993, the California Department of Health Services ("DHS") certified its final environmental impact report, issued its Record of Decision on the project, issued a license to the Company to construct and operate the facility and executed a lease of the site with the Company. The license and lease become effective and construction can only begin once the land for the site is conveyed from the U.S. to the State of California. In connection with the development of this LLRW facility, the Company has expended and capitalized $45.9 million, including pre-operational interest, as of December 31, 1996. Under its agreement with the State of California, the Company may earn interest on the venture capital expended in developing the Ward Valley project. As of December 31, 1996 the unrecorded interest component is $34.8 million.

       Construction and operation of the facility has been delayed in large measure because the federal government has not yet conveyed the land for the facility, located in California's Ward Valley, to the State of California. In January 1993, former Secretary of the Interior, Manuel Lujan, announced the sale of the Ward Valley site to the State of California. That sale was enjoined, however, as a result of the lawsuits described below. Subsequently, the new Secretary of Interior in the Clinton administration, Bruce Babbitt, rescinded Secretary Lujan's land sale decision and decided to conduct additional federal hearings before determining whether to convey the land. In August 1993, Secretary Babbitt requested that California Governor Pete Wilson hold an adjudicatory hearing on behalf of the U.S. Department of the Interior to provide information that might be relevant to the Secretary's decision on the land transfer, and in September 1993, the Governor agreed to hold such a hearing. In November 1993, Secretary Babbitt sent a letter to Governor Wilson that he was postponing further action on his proposed hearing in order to await the final outcome of two state court litigations that had been filed against the project in October 1993. In 1994, Secretary Babbitt asked the National Academy of Sciences ("NAS") to conduct an independent review of certain geological issues related to the suitability of the Ward Valley site. The NAS convened a panel in 1994, conducted hearings on the project in June and September 1994. The NAS panel issued a May 1995 report which concluded that the project would pose no significant threat to groundwater quality and no credible threat to the quality of water in the Colorado River which is about twenty miles and a mountain range away. Subsequently, Secretary Babbitt announced his intention to transfer the land, subject to several specific conditions to California DHS. Interior and DHS negotiated transfer conditions through the summer and fall of 1995. In the fall of 1995, when it became apparent that Interior would not accept the State's good faith assurances, these negotiations were put on hold and the State of California petitioned Congress for statutory transfer of the land. Accordingly, legislation was introduced and attached to the Omnibus Budget Reconciliation Act of 1995. This measure was vetoed by the President, in part because of its provisions regarding the Ward Valley land transfer. Since then, new Ward Valley land transfer legislation has been introduced in both the House and Senate. Efforts to advance legislation were resisted by California's Senators and were unsuccessful in 1996. Efforts at legislative resolution of this matter will continue in 1997.

       In February 1996, John Garamendi, Deputy Secretary of the Department of Interior (DOI), announced that the DOI would not make a decision on California's pending application for the purchase of the Ward Valley site until after additional on-site testing is conducted. Mr. Garamendi also stated that the results of this testing as well as several other issues would be presented in a supplement to the project's Environmental Impact Statement, and that Interior's decision on the sale probably would not be made for another year. The testing at issue is that which the National Academy of Sciences recommended in its May 1995 report could be performed during facility construction. The Academy stated that the land transfer should not be delayed to conduct these tests, and the State of California has already stated that the recommended tests would be conducted after the land is transferred. Mr. Garamendi's decision is therefore widely regarded as politically motivated. Throughout 1996, the Department of Interior has done little to advance either site testing or development of the SEIS.

       Two lawsuits challenging the 1993 decisions by DHS to issue a license and a lease to the Company for the construction and operation of the Ward Valley disposal site were filed in the California Superior Court for the

County of Los Angeles (the "License Litigation") in October 1993. The plaintiffs in the license litigation alleged that the DHS violated various procedural and substantive requirements of the California Radiation Control Law and the California Environmental Quality Act in reaching its license decision and sought to have the facility's license invalidated. In June 1994, the judge trial court ruled in favor of the DHS and the Company on all issues with the exception of one. The trial court concluded that the Wilshire report should be considered by the DHS in a "pre-approval setting", and remanded the case to the DHS for reconsideration. In August 1995, the California Appeals court ruled in favor of DHS on all counts, overturning the trial court's determination regarding the Wilshire report. In January 1996, the California Supreme Court refused to entertain project opponents' further appeals. Therefore, all legal challenges to the license and the EIR at the state level have been successfully resolved.

       In January 1993, a lawsuit had been filed against the Secretary of the Interior, Manuel Lujan, in federal district court for the Northern District of California to enjoin the intended sale of the land for the Ward Valley site to
the State of California.   The suit was filed on the grounds that the Secretary
could not sell the land until he had designated critical habitat for the desert tortoise, a threatened species under the Federal Endangered Species Act, and that the 1990 U.S. Fish and Wildlife Service's ("FWS") biologic opinion, which concluded that the project would not jeopardize the continued existence of the desert tortoise, impermissibly failed to analyze the project's potential radiological impacts on the desert tortoise. In February 1994, the U.S. Department of Interior designated approximately 6,400,000 acres in the states of California, Nevada, Utah and Arizona as critical habitat for the desert tortoise. The designation includes the proposed Ward Valley site. Based on these developments, the lawsuit was dismissed without prejudice. Inclusion of the Ward Valley as critical habitat requires the Bureau of Land Management, the EPA and the FWS to consider and weigh several factors, including whether the project would result in the destruction or adverse modification of critical habitat. In August 1995, the U.S. Fish & Wildlife Service issued an updated Biological Opinion which reaffirmed an opinion of "No Jeopardy" to the desert tortoise, and further included that the project would not result in the destruction or adverse modification of desert tortoise critical habitat.

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

       In October 1995, the San Bernardino County Board of Supervisors passed an emergency ordinance which prohibited the disposal in San Bernardino County of LLRW not generated within its borders, and which imposed facility location and design standards on any LLRW disposal facility established in the County which, if valid, would have had the practical effect of prohibiting the establishment of the Ward Valley facility as licensed by DHS. Several parties, including US Ecology, brought suit in U.S. District Court for the Central District of California to have the ordinance invalidated. In February 1996, the County rescinded the Ordinance and the litigation has been stayed by agreement of the parties. Technical discussions regarding the Ward Valley project are continuing between the County and DHS. Recently, the County passed a resolution and offered draft legislation which would invalidate the federal LLRW Protection Act. The implications of this draft legislation have far-reaching national impacts and it is unlikely that it will succeed current federal law.

       Additional legal challenges and political delays could postpone the opening of the facility to between 1997 and 1999 or beyond. Assuming the land is transferred and all challenges and appeals to the land transfer and the facility license decision are favorably resolved, the Company expects that the construction and start-up of the facility will take approximately eight to twelve months. It is not possible to assess the ultimate length of the delay at this time, nor can there be any assurance that the land will be transferred. If the land is not transferred or the facility is not established for any reason, the Company may proceed with legal action to protect its rights. Because the reasons for not transferring the land or otherwise preventing the establishment of the facility are not known, the ultimate outcome of any such legal action is uncertain, and there is no assurance that the company will recover monetary damages or restitution of its past expenditures. The Company expects to incur expenses of approximately $120,000 per month, excluding interest, until construction begins. These expenses are not currently reimbursable from the Southwestern Compact or any other party.

       As a result of the continued inaction by the Department of Interior, the California Department of Health Services brought suit against the Department in early 1997 seeking immediate land transfer citing Secretary Lujan's Record of Decision in 1993. This suit claims the Department of Interior has acted in bad faith and abused its discretionary authority to transfer the land for political purposes. US Ecology also filed a separate suit for breach of contract against the Department of Interior seeking mandamus and injunctive relief with remuneration for moneys expended on project development to date.

       If the California LLRW facility cannot be established and if the Company is unable to recoup its investment through legal recourse, the Company would suffer a loss that would have a material adverse effect on its financial condition.

       Proposed Butte, Nebraska Facility. In June 1987, the Company was designated to develop and operate a LLRW disposal facility ("Butte") by the Central Interstate Low-Level Radioactive Waste Commission ("CIC"). In July of 1990, the Company submitted an application to the Nebraska Departments of Environmental Quality and Health ("NDEQ" and "NDOH") for the necessary license. The application has been under review and the anticipated project completion date has been postponed several times. In 1996 the NDEQ, the lead license review agency, removed anticipated task completion dates from its published management plans. The last published management plan estimated the license review would be completed, with publication of draft licensing documents and preliminary licensing decisions, in July of 1996. The director of the NDEQ has since estimated that stage of the licensing process would be reached in October of 1997, however, the state has declined to provide the Company or the CIC with a formal schedule. In August, the CIC held a special meeting to gather testimony on a review schedule that would be reasonable and enforceable upon the state. That meeting resulted in a January 14, 1997 deadline for completion of the review and the publication of draft documents and preliminary decisions. The CIC schedule would have led to issuance of a license in December 1997 and a facility operations start-up in December of 1999. In November, 1996 the state filed a federal lawsuit against the CIC challenging its authority to enforce a schedule and, in the alternative, seeks a determination that the schedule is unreasonable. The Company is not a party to this lawsuit. The state has subsequently failed to meet the CIC deadline and the CIC has taken preliminary steps that could lead to a lawsuit against the state, alleging bad faith in processing the license application. Although the Company is prepared to proceed through construction and into operation under the accelerated schedule, there can be no assurance the CIC will succeed in its efforts to enforce it. Currently, the Company anticipates license issuance in the fourth quarter of 1999, with facility operations start-up in 2001 and an estimated total cost of $154.3 million for licensing, design and construction. However, there can be no assurance that the license review process will result in the issuance of a license by Nebraska authorities.

       Project costs through 1996 totaled $80.3 million, substantially all of which has been provided by the major low-level radioactive waste generators in the CIC states (Nebraska, Kansas, Oklahoma, Arkansas and Louisiana). The Company expects to incur expenses of approximately $600,000 per month for the remainder of the pre-licensing phase. All these expenses are reimbursed monthly by the CIC. Once the two year construction period commences, expenditures are expected to be approximately $50 million, excluding interest. Under the present contract with the CIC, this construction expense will be the Company's responsibility. Because of delays in the completion of the license review, the Company anticipates that currently committed pre-licensing funds will be insufficient for the completion of this phase of its contract with the CIC. The Company is working with the CIC to renegotiate contract amendments to provide adequate funding for the remainder of the pre-licensing phase.

       The Company's portion of the project costs through 1996, which has been capitalized, totaled $7,146,000, and the Company anticipates no additional investment in the project prior to construction. From 1988 to January 1, 1997 unrecorded interest was earned on the Company's contribution to the project costs at a rate of 20 percent. Under the terms of the Company's revised contract with the CIC, unrecorded interest computed after January 1, 1997 is calculated at prime rate plus 3 percent. This interest rate will remain in effect until all currently authorized pre-licensing funding is expended.

       In January 1993, the directors of the NDEQ issued a Notice of Intent to Deny the Company's license application based on their interpretation of a regulatory requirement. The two agencies took the position that the presence of wetlands within the proposed site boundaries, even though not in the area to be used for waste disposal, precluded the issuance of a license. Subsequently, the proposed site boundaries were reconfigured to eliminate the presence of wetlands and the two agencies withdrew the Intent to Deny.

       In August 1994, the U.S. Army Corps of Engineers determined that a small wetland, less than one acre in size, exists on the reconfigured site. The disposal of waste will not take place in the area determined to be a wetland by the Corps. The State of Nebraska has taken no action against the Company's license application as the result of the Corps' wetland determination.
However, the Company believes that, given the state's actions in the 1993 Intent to Deny, resolution of the issue is prudent in order to avoid any potential future such actions by the state. Although the Company disagreed with the Corps' wetland determination, it was determined to be more expeditious, efficient and publicly acceptable to obtain permits to fill the disputed area and create a new wetland area off-site. The necessary permits, which are valid through January of 1998, were obtained in August 1996. Resolution of the issue, however, has been delayed by a state regulatory interpretation that filling the disputed area would amount to a prohibited pre-license initiation of project construction. The Company has attempted to resolve the issue through negotiations with the state, but negotiations at this time have not resulted in an agreement. The Company has been authorized by the CIC to use its best efforts, including a lawsuit if necessary, to resolve the issue.

       Competition. The Company operates the only commercial low-level waste disposal site operating within the regional compact system in the United States. The Company's Richland, Washington facility operates as the exclusive LLRW disposal site for the Northwest and Rocky Mountain Compacts. The other United States LLRW disposal facility near Barnwell, South Carolina is operated by Chem-Nuclear, a subsidiary of WMX Technologies, Inc., and is no longer a part of the Southwest Compact.

       A disposal facility located near Clive, Utah is licensed by the State of Utah to accept NORM and certain types of LLRW. This facility has not been designated as a regional facility under the Low-Level Act. The Utah facility accepts principally low-level radioactive contaminated soil from clean-up sites.

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

       The Company acquired the Recycle Center from Quadrex Corp. in September 1994. The Recycle Center is equipped to process and recycle materials which are contaminated with low levels of radioactivity. The Recycle Center provides services primarily to nuclear power facilities, industrial nuclear generators and the federal government. Historically, the Recycle Center's customers have included a substantial number of public utilities. The Recycle Center's principal services include the following:

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

       Metal Waste Decontamination. Radioactive contaminated metals exist primarily in the form of large components such as pumps, valves, fuel racks, and larger items such as condensers, heat exchangers, and other large components. The Recycle Center can decontaminate these metals through an abrasive process, or chemical processing.

       Dry Active Waste ("DAW") Processing. DAW processing services include volume reduction and free release programs. This waste is primarily in the form of wood, clothing, and paper products. The Recycle Center uses its super-compactor to reduce the volume of this waste before it is shipped for disposal. The Recycle Center facility differentiates itself in this service by baling waste prior to supercompaction. The combination of baling, binding and super-compacting accomplishes superior volume reduction. The Recycle Center also sorts and segregates waste prior to supercompaction.

       Green is Clean Program. In 1989, the Recycle center initiated its free release, or Green is Clean program. Under this program, generators place potentially contaminated waste in yellow bags and potentially clean material in green bags. The bags are then shipped to the Recycle Center for scanning. Waste certified as uncontaminated is disposed of in an industrial waste landfill. Material that cannot be certified as clean is packaged for disposal at a radioactive waste burial facility. This packaging includes super-compaction to facilitate significant volume reduction.

       Remedial Services. The Field Services Division of the Recycle Center offers a full range of turnkey services including site characterization, verification, on-site volume reduction, license termination, decontamination and decommissioning. The Recycle Center's staff has been involved in conducting radiological decontamination projects for over 20 years. This highly experienced staff has implemented multiple projects on time and within budget.

       LLRW Brokerage Services. The Company packages, processes and transports small quantities of LLRW for laboratories, hospitals, universities and other commercial facilities to disposal facilities. The Company may contract with small volume waste generators to pick up waste which is processed for burial at a commercial site. The waste is either shipped by the Company in its own vehicles or is shipped by certified carriers under subcontract. The Company supplies many of these customers with equipment and material for the packaging, labeling and transportation of the LLRW material. The packaging and transportation market is highly competitive, and the Company does not have a significant presence in the market.

       NUCLEAR EQUIPMENT SERVICE CENTER (NESC)

       The Nuclear Equipment Service Center (NESC) provides refurbishment and repair services for high value nuclear power plant electric motors and other high value equipment. These services include decontamination, disassembly, modifications, reassembly and testing to meet stringent client requirements for safety and reliability. Additionally, the Company frequently provides field services to nuclear power plants for removal, inspection, maintenance and reinstallation of high value equipment.

       Motors, valves, pumps and other components of nuclear power plants in the United States require periodic maintenance which requires them to be decontaminated before they can be refurbished. The Company can remove contaminated winding insulation, decontaminate the motor stator and rotor, then rebuild and test the motor with minimal outside service providers. The Company believes that the NESC is the only major facility in the United States providing a combination of all of these services.

       Scaffolding and Lead Management Services. During maintenance periods, nuclear utilities require the use of scaffolding and lead blankets. The Recycle Center maintains an inventory of approximately two million pounds of scaffolding and 350,000 pounds of lead blankets. The scaffolding and lead blankets are decontaminated, surveyed, refurbished, painted, and then rented to the customer.

       Competition. The Company's competitors in the commercial LLRW processing and recycling market include Scientific Ecology Group (recently purchased by GTS Duratech), Chem-Nuclear Systems, Inc., Allied Technology Group, Inc., Frank Hake and Associates, Inc., Alaron, Inc., and Manufacturing Sciences Company.

       LLRW DISPOSAL OPERATIONS

       The Company has operated the Richland low-level waste disposal facility since 1965 under a sublease with the State of Washington for 100 acres located within the Hanford Nuclear Reservation. Waste has been emplaced to date on approximately 40 acres of the site. Under provisions of the Low-Level Waste Policy Act of 1980 and as amended in 1985, the State of Washington has accepted responsibility for disposal of waste generated in the Northwest Compact and has entered into a contract agreement to provide disposal for the Rocky Mountain Compact states. The combined 11 member states generate approximately 100,000 cubic feet of low-level radioactive waste per year which is available to be disposed of at the Richland facility.

       The Company's low-level disposal prices are regulated by the Washington Utilities and Transportation Commission (WUTC) under a monopoly finding. A rate design and disposal revenue requirement for the years 1996 through 2001 was approved by the WUTC in 1995 which establishes a $5.6 million annual revenue requirement and authorizes the Company to recover its cost and profit through site availability, per container, per shipment, volume and dose at the container surface charges. These unit prices are adjusted annually to account for inflation.

       The Richland facility is also authorized to accept and dispose of Naturally Occurring and Accelerator Produced Radioactive Materials (NARM) waste under its Radioactive Material license issued by the State of Washington. NARM disposal rates are outside the scope of rate regulation by the WUTC, but under the 1995 Settlement Agreement a portion of the NARM receipts collected by the Company is credited to the annual LLRW revenue requirement. During 1996 the Company disposed of approximately 105,000 cubic feet of LLRW and 12,000 cubic feet of NARM waste.

       On July 29, 1996 the Company submitted to the Washington Department of Health a revised site stabilization and closure plan for the Richland facility. This amended the closure plan submitted in December 1994. On March 29, 1996 the Company also submitted to the Washington Department of Ecology
(WDOE) a work plan for a comprehensive investigation of the Richland site to assess the presence of hazardous waste constituents in the vadose zone beneath the trenches and to confirm the performance of the disposal trenches within the facility with respect to the protection of the groundwater from small amounts of hazardous material associated with some LLRW. The plan received preliminary approval by WDOE and funding for the investigation is expected to be provided from the dedicated Site Closure Account after authorization by the Legislature. The Company has completed the installation of two new monitoring wells consistent with this plan. The formal investigation is scheduled to commence in late summer 1997. The Closure Plan and Comprehensive Investigation have been incorporated into a state environmental impact review. The State EIR efforts commenced in early 1997 and will be completed in 1998.

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

       In 1984, the Company submitted for approval a closure and post-closure plan for the hazardous waste disposal sites to the Illinois EPA and to the U.S. EPA. The regulatory agencies have approved the Company's detailed program for implementation and operation of comprehensive corrective action, but have not approved the Company's closure and post-closure plan. The Company believes that its closure and post-closure plan fully satisfies the health and safety needs of the public and all regulatory requirements. The Company amended its closure plan in 1996 to reflect up-to-date activities at the site. Review of the plan by the Illinois EPA and the U.S. EPA is currently in progress.

       In 1982, hazardous waste was detected in site-monitoring wells at one of the two Sheffield facilities and as a result, the Illinois EPA requested that the Company conduct an investigation of the site. The Company completed, pursuant to a 1985 Consent Order, a Remedial Investigation and Feasibility Study of the Sheffield facility. Pursuant to that order, a final Corrective Measures Implementation Plan was issued by the U.S. EPA in October 1990 and the Company is in the process of implementing this plan. The Company completed its source isolation programs in 1994. The Company is currently renegotiating the terms of the Corrective Measures Implementation Plan for groundwater monitoring and extraction programs. A pilot air sparging system has been approved by the U.S. EPA.

       RCRA regulations also require the Company to carry environmental impairment insurance against sudden and accidental occurrences, as well as against non-sudden occurrences such as subsurface migration. See "Insurance". These coverages are not available for the Sheffield, Illinois site due to its 1984 inclusion on the RCRA National Priorities List. Even though the site was removed from the list as a result of the consent agreement between the Company and U.S. EPA, and the site has not received waste for 20 years, the site does not qualify for environmental impairment insurance.

       Maxey Flats, Kentucky Facility. Between 1963 and 1978, the Company operated the Maxey Flats, Kentucky LLRW site, a facility that was owned, licensed and maintained by the Commonwealth of Kentucky (the "Commonwealth"). In 1978, the Commonwealth entered into an agreement with the Company to permanently close the facility and the Commonwealth agreed, in part, to assume any and all liabilities related to the facility and to exercise responsibility for perpetual care and maintenance of the facility. The Commonwealth later filed a lawsuit against the Company seeking to have that agreement declared invalid. The Company then filed an action against the Commonwealth seeking cost recovery and contribution and to enforce its rights under the agreement. After several federal court decisions in favor of the Company on the issues, in July 1994, the Commonwealth and the Company settled all pending litigation regarding the Maxey flats facility. The Company and the Commonwealth also agreed to cooperate in the resolution of any third party indemnification claims against the Company from potentially responsible parties involved with the facility. The Company estimates that the maximum amount of the Company's share of these third party claims is less than $400,000, and the Company has recognized this liability in its 1996 financial statements.

       LLRW Portion of Beatty, Nevada Facility. In December 1992, the Governor of Nevada, citing the federal Low-Level Act as authority, issued an executive order for the Company's Beatty, Nevada LLRW disposal site to cease accepting LLRW for disposal. In January 1993, the Company filed a lawsuit challenging that order. In September 1993, the Company and the State of Nevada executed a settlement agreement disposing of all pending litigation between the parties. The settlement resulted in the dismissal of three lawsuits. Two of the lawsuits had been filed by the Company challenging the authority of the Nevada Environmental Commission to establish two new fees on disposal of waste at the Beatty facility. The other suit dismissed was filed by Nevada seeking to obtain a declaration from the court that it had the right to terminate the lease agreement with the Company for the Beatty facility. The Company also dismissed its claims against Nevada for damages associated with the Governor's executive order closing the LLRW facility. Pursuant to the settlement agreement, the parties also agreed that until December 31, 1996, regulatory, statutory and lease fees for hazardous waste disposal would not exceed $40.20 per ton in the aggregate, though subject to decrease in certain events. The settlement agreement also provides for the permanent closure of the Company's LLRW disposal facility at Beatty, Nevada. The State of Nevada agreed to accelerate the licensing process of the unused disposal acreage from the LLRW site for use in the Company's hazardous waste disposal operations at Beatty.
The EPA has published a proposed permit for the unused land and the Health Division has formally released it for other use. Release of this land will roughly double the site's hazardous waste capacity. As a result of the above order and settlement agreement, the Beatty facility accepted no LLRW for disposal after January 1, 1993. The State of Nevada maintains a perpetual care and maintenance trust fund for the Beatty, Nevada LLRW and hazardous waste facilities which is funded by the Company. Recently, analysis results by USGS indicating small amounts of tritium and carbon-14 at this facility have been cited by opponents of Ward Valley as evidence that the Ward Valley site is not suitable. The USGS in their recent review of the Beatty data determined that "extrapolation of results from Beatty to Ward Valley are too tenuous to have much scientific value". These trace amounts are the result of operations or practices that occurred in the early 1970's. This issue was thoroughly reviewed by the State of Nevada and the USNRC in 1976. Actions were implemented by the Company to correct and upgrade disposal practices. Both California DHS and USGS have stated that past disposal practices, not site characteristics, contributed to the results at Beatty. Furthermore, the results are not indicative of likely Ward Valley performance.

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

       The Company's business is heavily dependent upon environmental laws and regulations which effectively require wastes to be managed in facilities of the type owned and operated by the Company. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but is not always able to do so. Federal, state and local governments have from time to time proposed or adopted other types of laws or regulations which significantly affect the environmental services industry. These have included laws and regulations to ban or restrict the interstate shipment of hazardous wastes, impose higher taxes on out-of-state hazardous waste shipments than in-state shipments and to reclassify certain categories of hazardous wastes as non-hazardous. In particular, the federal government currently is considering several fundamental changes to laws and regulations that define which wastes are hazardous, that establish treatment standards for certain wastes that could lead to their reclassification as non- hazardous, and that revise the nature and extent of responsible parties' obligations to remediate contaminated property. While the outcome of these deliberations cannot be predicted, it is possible that some of the changes under consideration could facilitate exemptions from hazardous waste requirements for significant volumes of waste and alter the types of treatment and disposal that will be required. If such changes are implemented, the overall impact on the Company's business is likely to be unfavorable. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

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

       It is possible that the EPA may consider a number of fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes non-hazardous; encourage further recycling and waste minimization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation. Because many of these initiatives are in various stages of development and implementation, the Company cannot predict the final outcome of EPA decisions or the extent of their impact on the Company's business.

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

       Financial assurance requirements for closure/post-closure plans may generally be satisfied by various means, including insurance, letters of credit, surety bonds, trust funds, a financial net worth test and/or a corporate guarantee. The Company is currently satisfying such requirements through a combination of certain of the various allowable methods. Cash and investment securities totaling $16.4 million and $13.8 million at December 31, 1996 and 1995, respectively, have been pledged as collateral for the Company's closure and post-closure obligations, performance of a Remedial Investigation and Feasibility Study and performance of corrective action at the closed Sheffield, Illinois facility, compliance with the TNRCC requirements related to the Company's non-commercial use deepwell at its Robstown, Texas facility, closure costs for the Beatty, Nevada LLRW site, closure costs for the Recycle Center, closure costs for the Winona, Texas facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington LLRW facility and other general performance bonds. The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

INSURANCE

       The nature of the Company's business exposes it to risk of accidental release of harmful substances into the environment resulting in contamination, the remediation cost of which could be substantial. The Company currently has liability insurance coverage for non-nuclear related occurrences under environmental impairment liability, primary casualty and excess liability policies. Pursuant to RCRA, the Company is required to maintain environmental impairment liability insurance coverage with specified minimum limits for sudden and non-sudden accidental occurrences. The Company is in compliance with required limits and coverage with the exception of the Sheffield, Illinois site where such insurance is unavailable. See "Closed Facilities". The Company covers radioactive risk through nuclear liability insurance policies written to cover the operations of its facilities, suppliers and transporters.

       In 1987, the Company organized and funded a wholly-owned subsidiary, American Liability and Excess Insurance Company ("ALEX") to reinsure financial assurance insurance for the Company's closure and post-closure responsibilities at certain of its sites, and to provide a source of insurance for the Company in the event that traditional third party insurance becomes unavailable. ALEX is currently reinsuring financial assurance for closure and post-closure of the Company's facilities, and underwriting a performance bond for one of the Company's subsidiaries. Traditional third party insurance is utilized for other lines of coverage. ALEX has funded cash reserves representing the approximate present value of the closure or post-closure obligation being insured. As of January 1, 1997, the ALEX investment portfolio was approximately $7.5 million.

CUSTOMERS

       Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $5,711,000 in 1996, or 11% of the Company's consolidated revenues. No other single customer accounted for 10% of the Company's consolidated revenues for 1996.

PERSONNEL

       The Company had a total of 309 employees as of March 14, 1997. The Company has collective bargaining agreements which cover 10 employees at its Richland, Washington facility, 2 employees at its Winona, Texas facility, and 58 employees at its Oak Ridge, Tennessee facility. The Company believes that its relationship with its employees is good.

       In November 1996, the Company changed to a new 401(k) and Retirement Plan Administrator. After soliciting bids from various providers, AEC selected Manulife as the new primary trustee and Pihl, Gutierrez, Garretson & Roberts (PGG&R) as the new plan administrators. Manulife allows AEC's 401(k) and Retirement Plan participants greater benefit flexibility. PGG&R is dedicated to providing AEC employees with excellent service in processing timely statements, distributions, and loans.

       Employee benefits have also been enhanced as of January 1997. AEC selected Idaho Employers Council (IEC) to administer the medical/dental plan. Scriptcard was chosen as our new pharmaceutical provider. Also, the Company chose Benefit America to administer a new "cafeteria" flexible benefit program that allows employees to set aside medical and dependent care funds on a pre-tax basis. The Company allowed Colonial Life and Accident Insurance to provide several supplemental programs such as cancer, intensive care and hospitalization coverage. The Company chose Northwestern Life (Reliastar) to offer supplemental spouse/dependent life insurance and continue with their existing services. The Company selected Business Psychology Associates to provide an employee assistance program that allows employees and his/her family enrolled in the medical/dental plan, to attend three counseling sessions per incident at no cost to the employee.

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

               LOCATION                FUNCTION                         ACREAGE         OWN/LEASE
               --------                --------                         -------         ---------
Beatty, Nevada                Hazardous Waste Disposal Facility          80 acres          Lease

Houston, Texas                Westheimer Office                       33,800 sq. ft.       Lease(1)

Houston, Texas                Katy Freeway Office                     11,000 sq. ft.       Lease

Oak Ridge, Tennessee          LLRW Processing Facility                   16 acres           Own

Pasadena, Texas               Transportation Facility                    3 acres            Own

Richland, Washington          LLRW Disposal Facility                    100 acres          Lease

Robstown, Texas               Transportation Facility                     1 acre            Own

Robstown, Texas               Hazardous Waste Disposal Facility         400 acres           Own

Winona, Texas                 Closed facility March 17, 1997            620 acres           Own

       The Company leases transfer facilities in El Paso and Laredo, Texas for the transfer of wastes collected from Maquiladora plants in Mexico and a facility in Dallas, Texas to support its Surecycle(R) operations.





--------------------

(1) This office space was vacated in about March 1996. Please refer to Item 3. Legal Proceedings for discussion regarding the Westheimer lease from Houston Office 88.

ITEM 3.     LEGAL PROCEEDINGS

    The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates, or, of laws or regulations to which its operations are subject, or, are the result of different interpretations of the applicable requirements.

    In addition to the litigation described below, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

    Management has not established reserves for the matters discussed below, other than for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, management's estimates with respect to such matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters described below, will not have a material adverse effect on the operations or financial condition of the Company.

    US Ecology, Inc. v. Barbara Wagner, Benton County Assessor, Board of Tax Appeals, State of Washington, Docket Nos. 92-63--92-65 and 95-43--95-45. In 1992, the Benton County (Washington) assessor issued property tax assessments on improvements owned by the Company and located on the Company's leasehold at the US Department of Energy's Hanford Reservation. The retroactive property tax increases totaled $1.7 million for the years 1989, 1990 and 1991. Prior to 1989, annual taxes had been about $5,400. The company sued Benton County, the Assessor and Treasurer to enjoin them from collecting the increased taxes. An injunction was granted by the Benton County Superior Court, but was reversed by the Washington Court of Appeals which ruled that the Company had not exhausted available administrative remedies. Accordingly, the Company prosecuted its appeal to the Washington Board of Tax Appeals and a hearing was held in November 1995. The Company has recently been assessed an additional $1.9 million in taxes for 1992, 1993 and 1994. On July 1, 1996, the Board of Tax Appeals issued an Interim Decision that the Company's concession right to operate a low-level radioactive waste disposal site at the Hanford Reservation is subject to property tax, but that the hearing will be re- opened to allow the parties to submit additional evidence regarding the fair market value of the concession right. The Company believes that Washington law does not provide for taxation of "concession rights" and that, in any event, since its permits and licenses may not be freely transferred, the market value thereof is minimal. The Company intends to continue to contest the matter.

    Boston Edison Company v. US Ecology, Inc., U.S. District Court for Massachusetts, Civil Action No. 95-12173. In October 1995, Boston Edison filed a complaint against USE, a subsidiary of the Company, in the U.S. District Court of Massachusetts alleging claims related to USE's alleged refusal to indemnify Boston Edison for various costs arising out of the shipping and burial of waste materials at the Maxey Flats Nuclear Disposal Site. USE had entered into a series of contracts with Boston Edison to provide radioactive waste disposal services at this site. Boston Edison alleges that USE breached the contracts because USE failed to indemnify Boston Edison for its costs. Boston Edison also alleges that USE committed an unfair and deceptive trade practice in the State of Massachusetts because of its failure to indemnify Boston Edison as required by these contracts. Finally, Boston Edison seeks a declaratory judgment that would set forth the contractual rights and liabilities of the parties. Boston Edison claims $600,000 in past and future costs for the alleged breach of the contracts. It also seeks to treble damages under the Massachusetts Deceptive Trade Practices Act. USE has successfully moved the case from Massachusetts to federal court in Kentucky. The Company believes USE has contractual defenses to the indemnity claims and intends to contest this matter. Additionally, USE has counterclaimed against Boston Edison seeking contribution for its response costs at Maxey Flats. It is not possible at this time to predict whether the outcome of this matter will be favorable or unfavorable.

         Ally Capital Corporation v. American Ecology Recycle Center, Inc., et al, U.S. District Court, Southern District of Texas, Houston Division, Civil Action No. H-96-3117. This complaint is for breach of an equipment lease resulting from AERC's, the Company's subsidiary, failure to make monthly lease payments on leased equipment. The equipment is essential to the continued operations of the Oak Ridge facility. By December 1996, the unpaid payments exceeded $255,000. The remaining balance on the equipment lease, including the $255,000, is approximately $618,000. Plaintiff has filed a motion for summary judgment seeking the entire lease balance of $667,680, per diem interest, attorneys fees and possession of the equipment. The parties are near settlement in the matter.

    Houston Office 88, Inc. v. American Ecology Corporation v. Altra Energy Technologies, L.L.C. , District Court of Harris County, Texas, Case No. 96-47050. Plaintiffs filed this case in September 1996 seeking more than $4.1 million in rent, interest, costs and attorneys fees, alleging breach of the office lease agreement by the Company for vacating its former corporate headquarters in Houston, Texas. The Company has filed a counterclaim against Plaintiff based on its wrongful refusal to allow the Company's leasing agent to show the premises to potential sublessees. Also, the Company has filed a third-party claim against sublessee, Altra Energy Technologies, L.L.C., for failure to consummate a sublease agreement between Altra and the Company. The Company intends to vigorously contest the case, but will remain open to a favorable settlement in advance of trial scheduled for December 8, 1997.

    In the Matter of the Applications of American Ecology Environmental Services Corp., Permit Nos. AQ-9429, HW-50368, WDW-186, and WDW-229 (SOAH Docket ###-##-####). This matter is a contested proceeding before the Texas State Office of Administrative Hearings wherein AEESC, a wholly owned subsidiary of the Company, is seeking to renew operation permits for its hazardous waste treatment, storage, and disposal facility in Winona, Texas. A locally (Winona, Texas) based organization known as "Mothers Organized to Stop Environmental Sins" ("MOSES") has appeared in the matter seeking to have the permits revoked. As a result of the activities of MOSES and certain individuals, AEESC has determined it cannot continue operation of the facility.

    Virgie Adams, et al v. American Ecology Environmental Services Corporation, et al, Cause No. 236-165224-6, Tarrant County, Texas District Court. On August 30, 1996, Plaintiffs amended their August 6 complaint naming over 677 additional plaintiffs and 87 defendants, including the Company, several of its subsidiaries and customers of its Winona, Texas facility. The Plaintiffs are seeking damages, punitive damages and pre- and post-judgment interest based on claims of negligence, negligence as a matter of law, fraudulent concealment, assault and battery, intentional infliction of emotional distress, res ipsa loquiter and intentional tort. Plaintiffs allege the Company "...failed to handle, treat, store, blend, inject, and otherwise dispose of extremely hazardous and highly toxic substances in a manner...constitut(ing)...compliance with basic health, safety and environmental standards." The case is in the early stages of discovery. The Company believes it has conducted its operations in accordance with applicable laws and regulations, that the lawsuit is without merit and intends to vigorously defend the action.

    American Ecology Environmental Services Corp., et al v. Mildred Krueger, et al, U. S. District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-96-CV-2670-D. The Company and two of its subsidiaries, AEESC and USE, filed suit in the U.S. District Court for the Northern District of Texas against the Defendants seeking an award of actual and punitive damages proven at trial and treble damages, costs and attorneys fees as allowed under the federal racketeering statutes and for appropriate injunctive relief including an order compelling Defendants to cease their improper activities, retract their defamatory statements and to refrain from similar improper activities. The Complaint alleges that the Defendants: violated the RICO statute, defamed AEESC, USE and the Company through various publications and statements; tortuously interfered with existing contractual rights and prospective business relations of AEESC, USE and the Company; disparaged the businesses of AEESC, USE and AEC; engaged in a civil conspiracy for improper purposes to cause the closure of AEESC's Winona, Texas facility; and abused both the administrative and judicial processes within Texas. The case is based on the past and continuing activities of Phyllis Glazer and a non- profit corporation (M.O.S.E.S.) organized by Glazer, her husband and mother, all of whom are defendants. The action alleges that Defendants fraudulently sought to deprive Plaintiffs of their property by spreading misleading and defamatory statements about Plaintiffs and their business operations, and that the Defendants have conspired among themselves to force the closure of the Winona facility for their own pecuniary gain by engaging in a pattern of maliciously disseminating clearly false and defamatory statements concerning the Plaintiffs' businesses and by repeatedly abusing judicial proceedings solely for the purpose of damaging the reputation and financial health of Plaintiffs. Defendants have answered the complaint denying liability and counter-claiming for damages for abuse of process in attempting to deny Plaintiffs' right of free speech. MOSES claims actual and punitive damages in excess of $1 million based on alleged reputational damage, reduced income (in the form of reduced contributions) and costs of legal representation. Notwithstanding the decision to close the Winona facility, the Company intends to vigorously prosecute this case to its conclusion.

    Phyllis Glazer and M.O.S.E.S. v. Gibraltar Chemical Resources, Inc., et al, U.S. District Court Eastern District, Texas, Case No. 6:94-CV-708. This lawsuit, which is a citizen suit brought under the federal Reserve Conservation and Recovery Act and the Clean Air Act, alleges that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste in a manner that presents an imminent and substantial endangerment to health and the environment. The Plaintiffs have requested that the facility be shut down and unspecified civil penalties imposed on the Company. The Company has been granted a partial summary judgment, but the core claims remain subject to indemnity provisions.

    James D. Moncrief, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 92-1942-C. Marian Steich, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-054309. Michael Williams, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-2304-C. Tangee E. Daniels, et al v. Atrium Doors and Windows, Inc., et al, District Court of Dallas County, Texas, Civil Action No. 95-091459-L. Each of the above- identified cases, together with the Glazer and Adams cases discussed above, involve AEESC, a subsidiary of the Company, Winona, Texas facility. As discussed elsewhere herein, AEESC has decided to close that facility permanently. Each of these cases seeks unspecified damages for various causes of action, including trespass, nuisance, negligence, gross negligence, and in some cases, fraudulent concealment and fraud. The Plaintiffs claim that they suffered personal injuries and property devaluation as a result of alleged releases of toxic or harmful chemical substances into the environment from the facility. The Moncrief case was tried to a jury in October 1996. The jury awarded damages in the amount of $18,000 on the Plaintiffs' nuisance claim only. Plaintiffs have stated they intend to appeal the verdict and have requested a new trial. All the other cases are in various stages of pre-trial discovery. In the Moncrief, Steich, Williams and Daniels cases, AEESC is relying upon its predecessor parent corporation's insurance coverage for defense and indemnity purposes. With respect to each of the cases, the Company believes it has conducted its operations in accordance with applicable laws and regulations, that each of the lawsuits is without merit and intends to vigorously defend each.

ENVIRONMENTAL MATTERS:

    In the Matter of American Ecology Environmental Services Corporation, SOAH Docket No. ###-##-####. In this matter, the Texas Natural Resources Conservation Commission ("TNRCC"), alleges violations of certain provisions of the Winona Facility's air and surface facilities hazardous waste permits and relevant statutory provisions. The Complaint proposes an administrative penalty assessment of $71,700. An answer has been filed with the TNRCC and settlement discussions are ongoing. The Company will continue to contest this matter if settlement discussions prove unfruitful.

    In re American Ecology Environmental Services Corporation, USEPA Region 6. On March 7, 1997, Company representatives attended a meeting with the USEPA regarding compliance by AEESC with notification requirements of the intention to import waste from a foreign based waste generator. The meeting allowed the Company an opportunity to explain its position regarding the matter and to provide additional relevant information. The alleged violations involve reporting requirements only, not release of pollutants from the facility. EPA anticipates filing an enforcement action against the Company seeking a penalty of approximately $67,500. The Company is currently investigating whether proper information was reported to the EPA.

    In the Matter of American Ecology Recycle Center, Inc., U.S. Environmental Protection Agency, Region 4, Docket No. 96-13-R. Administrative Complaint issued by the USEPA Region 4, Atlanta, alleges AERC, a subsidiary of the Company, failed to make a hazardous waste determination as the generator of hazardous waste, and stored the same for greater than 90 days without a permit. The Complaint seeks civil penalties in the amount of $96,000, disposal of the "wastes" at a permitted facility, and the immediate clean-up of the area in which the materials have been stored. The materials were routinely used in the AERC Chemline Cleaning Process Unit, which was destroyed by a July 1994 fire at the Oakridge facility. AERC is in settlement discussions with the EPA to resolve the matter without a hearing and has submitted a Resolution Plan to the EPA requesting permission to allow processing of the Chemline Residues in the Facility Waste Water Treatment Unit. The Treatment Unit is currently being rebuilt from the fire, and is anticipated to be on-line in April 1997.

    In re Ramp Industries, Inc. Site (Colorado), U.S. Environmental Protection Agency, Denver, Region VIII. USE responded to a CERCLA 104(e) Information Request in March 1996 sent by USEPA to numerous Potentially Responsible Parties. Thus far, USE has not been named as a responsible party at the CERCLA site, and there has not been any further action with respect to the site. Hazardous substances may have been sent by USE to the site from the Company's former operations warehouse in Pleasanton, California. No determination as to ultimate liability can be made at this time and no formal action has been initiated beyond the information requests.

    United States Environmental Protection Agency v. US Ecology, Inc., RCRA No. V-W-025-92. In 1992, the USEPA initiated an administrative enforcement action against USE, a subsidiary of the Company, alleging that USE had failed to comply with certain regulatory requirements to provide financial assurance for closure and post-closure costs as well as liability insurance relating to its hazardous waste management of its facility in Sheffield, Illinois. The EPA is seeking a penalty of approximately $1 million and ordering compliance. USE ceased operations at the facility in 1983, which has been undergoing closure and corrective action pursuant to regulatory requirements and a RCRA Consent Order since that time. Because the Sheffield facility had not been an interim status facility under the RCRA regulations since November 1985, the Company responded that the interim status regulatory requirements for financial assurance and liability insurance do not apply and objected to the penalty as entirely unwarranted. The administrative law judge ruled that the Sheffield facility is subject to the RCRA regulatory requirements for financial assurance and liability insurance. The Company has appealed that decision to the Environmental Appeals Board and is negotiating a reduction of the penalty with the EPA and alternatively seeking to apply the penalty to construction of a supplemental environmental project elsewhere.

    In the Matter of U.S. Department of Energy, US Ecology, Inc., RCRA Docket No. WA7 89000 8967. EPA issued Hazardous and Solid Waste Amendments to a Final RCRA Permit No. WA7 89000 8967, issued August 29, 1994 to the U.S. Department of Energy for the Hanford Federal Reservation, which purports to impose obligations on various parties, including, potentially, USE. USE has sought review of permit condition III.B., identifying certain disposal units operated by USE as Solid Waste Management Units subject to investigation and corrective action. USE also sought review of all other conditions of the HSWA portion of the permit, including definition "g" to the extent that it defines "facility" or "site" to include leased lands, and including Attachments A-F, to the extent that they set forth the requirements that would be applicable to the USE site. After negotiations with the EPA, the appeal was dismissed at the joint request of USE and the EPA, without prejudice to either party's right to reinstate the appeal if settlement is not achieved. USE has submitted an Investigatory Plan to Washington Department of Ecology for the investigation of hazardous constituents. The Plan is pending. It is not possible at this time to predict the outcome of this matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to the Company's security holders during the fourth quarter of 1996.



                                    PART II

ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 1, 1997, there were approximately 7,600 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:


                          1996                             1995                    Dividends Per Share
                          ----                             ----                    -------------------

   PERIOD           High             Low            High             Low             1996       1995
                    ----             ---            ----             ---             ----       ----
1st Quarter         3-1/2           1-7/8            7-1/4           5-3/4        $    --      $  .025
2nd Quarter         2-1/2             7/8            7               3-1/2             --           --
3rd Quarter         1-9/16            7/8            7               3                 --           --
4th Quarter         1-5/16           15/16           4-3/4           2-7/8             --           --


       The Company's amended credit facility with its bank lender prohibits cash dividends on common stock.

ITEM 6.     SELECTED FINANCIAL DATA


                          AMERICAN ECOLOGY CORPORATION

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                          1996          1995          1994         1993          1992
                                                                ---------     ---------     ---------    ---------     ---------
Revenues                                                        $  49,972     $  67,895     $  71,891    $  60,312     $  70,940
     % Increase (decrease) in revenues from prior year              (26.4)%        (5.6)%        19.2%       (15.0)%        27.1%

Net income (loss) (1)                                           $ (11,407)    $ (48,903)    $   3,850    $   4,744     $  12,556
Net income (loss) per share                                     $   (1.50)    $   (6.26)    $     .49    $     .60     $    1.51

Shares used to compute income (loss) per share (000's)              7,896         7,822         7,851        8,097         8,568

Working capital (deficit)                                       $ (16,693)    $ (16,115)    $   1,563    $   4,771     $  14,078

Total assets                                                    $  99,027     $ 114,125     $ 155,439    $ 108,122     $ 104,166

Long-term debt, net of current portion                          $  36,202     $  28,357     $  33,493    $    --       $    --

Shareholders' equity                                            $  13,604     $  22,024     $  67,045    $  63,564     $  54,730

Long-term debt to total capitalization as a percentage               72.7%         56.3%         33.3%         --%           --%
Current ratio (current assets divided by current liabilities)       0.4:1         0.6:1         1.0:1        1.2:1         1.7:1

Return on average equity                                            (64.0)%      (109.8)%         5.9%         8.0%         26.4%

Dividends declared per common share                             $    --       $    .025     $     .10    $    --       $    --
Capital spending, including capital expenditures and site
     development costs                                          $   7,343     $   8,445     $   8,035    $  12,558     $   9,582
Depletion, depreciation and amortization expense                $   5,383     $   7,319     $   6,279    $   4,356     $   4,173

(1) 1996 expenses include $7,451 in impairment losses on long-lived assets for the Winona facility and 1995 includes $33,048 in impairment losses on long-lived assets for the Recycle Center, WPI Waste Processors and the Winona facility. See Note 4 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAPITAL RESOURCES AND LIQUIDITY

       The Company has incurred recurring losses from operations, had a working capital deficit of $16,693,000 and $16,115,000 as of December 31, 1996 and December 31, 1995, and continues into a second year experiencing difficulty paying its on-going obligations as they become due. The Company cannot be certain about its ability to improve short-term operating results. The Company's financial statements as of December 31, 1996, contain adjustments to the asset carrying amounts for the Winona facility for asset liquidation and the accounting for the impairment of the Winona facility. Management's actions and plans to address these issues are as follows:

Credit Agreement

       A Third Amended and Restated Credit Agreement was executed on December 31, 1996, but dated effective October 31, 1996 between the Company and its bank lender, Texas Commerce Bank. This credit agreement extends the maturity of the Credit Agreement to December 31, 2000, and modifies certain other terms. A description of the Credit Agreement as so amended is set forth in Note 7 to the Consolidated Financial Statements. As of December 31, 1996, the Company had available borrowings of $6.9 million under its Credit Agreement, by the terms of the agreement, all available borrowings have been exhausted.

Equity Investments

       Effective October 31, 1996 the Company completed a definitive agreement for $3,000,000 in Series E, Redeemable Convertible Preferred Stock. Two of the Company's directors and shareholders agreed to purchase the 300,000 non-voting preferred shares with a stated value and liquidation preference of $10.00 per share, with a right to receive dividends in common shares of the Company at 11.25% per annum. This was an equity condition prescribed by the Third Amended and Restated Credit Agreement. In order to meet the second equity condition and give all common shareholders an ability to participate in increased equity, the Company will use its best efforts to register a Rights Offering on or before June 1, 1997. A description of the preferred stock and Rights Offering is set forth in Note 8 to the Consolidated Financial Statements.

National Stock Market Exchange

        On March 24, 1997 the Company announced it has appealed a ruling by the NASDAQ Stock Market, Inc., the exchange on which the Company's common stock is traded, that the Company needed prior approval of its shareholders before issuing its Series E preferred Stock to directors of the Company in November 1996.

        The Series E preferred Stock was issued to the directors as a central part of the debt restructuring agreement reached with the Company's lender, Texas Commerce Bank, also in 1996.

        The NASDAQ ruling provided that the Company's stock would be de-listed from the NASDAQ National Market effective March 21, 1997. Under NASDAQ rules, the Company's appeal will stay, or prevent, delisting from the national market until the appeal is heard and decided.

        The Company believes that the NASDAQ ruling was erroneous and has appealed to a committee of the NASDAQ Board of Governors in accordance with NASDAQ rules and has requested an oral hearing in the matter.

        Additionally, as previously planned, the Company intends to submit the Series E issuance to a vote of its shareholders at its May 22, 1997 annual shareholders meeting to be held in Boise, Idaho.

Strategic Plan

       The Company has adopted a strategic plan focusing on its low-level radioactive waste disposal and processing operations and its hazardous waste disposal and processing operations as separate operations. The Company is continuing to improve as reorganized under those respective operating divisions. The reorganization was to facilitate potential strategic alliances with other companies that may provide additional sources of capital and open greater opportunities.

Senior Management Changes

       The Company has continued to make substantial senior management changes. These include installation of a new Chief Operating Officer for US Ecology, a new General Counsel, and new managers to head both Chemical and the LLRW and hazardous waste operations.

Measures to Reduce Costs

       Management has been implementing a very aggressive plan since 1995, where the Company has sized up its position to the surrounding market, where customer potentials have been measured, where managing the Company can be improved and as a result, unprofitable divisions have been either eliminated or reorganized to be efficient and effective. The reorganized divisions have been dissected and analyzed to measure break-even points, maximum revenues from customers, and optimum operating levels to maximize profitability. These variables of operation for the Company have been adjusted and measured to fit the changing times of the environmental industry. As discussed in Item 1. Business, the waste generators are generating less waste now due to both Federal and State constricting the areas in the regulations where generators were relaxed about disposal practices. These environmental proceedings and regulations have forced all of the environmental companies to evaluate their part in the industry. The outcome in many areas is difficult to forecast, but the management of the Company and the strategic plans include the flexibility to adapt to these industry changes.

       The plan has required personnel reductions, and some individuals have also been reassigned to other projects. The most significant cost reducing measure recently taken was the closure of the Winona facility. There is a significant impact to both the income for 1996 as well as a reduction to equity for the accounting of this site closure. The plan provides for the writedown of property, plant, and equipment for $4.4 million, a writedown of permits for $2.4 million and closure of the site by proper application of both Federal and State environmental regulations determined to be $1.5 million. The total cost for closing the Winona facility is estimated to be $7.4 million. It is estimated that the future cost savings by closing this site will be about $3.5 million per year. Since the acquisition of this site, December 31, 1994, this facility has incurred operating losses of $11.4 million and $8.5 million for the years ended December 31, 1996 and December 31, 1995.

       In carrying out the disposal of the Winona facility, the Company will complete all of its legal obligations for the site closure and post closure. The Company will make every effort to clean the site and the equipment to maximize the proceeds from the sale of these assets. There can be no assurance that the sale of the assets will result in a favorable outcome, and there may still be a need for the Company to supply additional funding for the Winona site through the closure and post closure periods.

       The Company continues to evaluate the viability of certain other operations, and their current potential to perform at an acceptable level of profitability.

       In the plan, capital expenditures were limited in 1996 to the development of the Ward Valley Project, certain regulatory obligations, and required operational repairs. Again, in 1997, capital expenditures will be limited in the same way, with the addition of the new cell constructed at TECO in Robstown, Texas for non-hazardous industrial waste.

       The Company believes its plan will improve both cost structure and operating results. However, considering the Company's recent losses and insufficient cash flow from operations, there can be no assurance that this plan will resolve the Company's liquidity problem in a timely fashion. The Company intends to raise additional capital through a Rights Offering to its shareholders on or before June 1, 1997. There can be no assurance, however, that any such rights offering will provide sufficient capital to support operations. In any event, the Company may experience increasing cash flow problems that could cause the Company to materially reduce the current level of its operating activities.

       For the year ended December 31, 1996, the Company raised $3,000,000 in cash from the sale of Series E Redeemable Convertible Preferred Stock, generated cash from operations of $5,170,000, spent $1,677,000 for capital expenditures excluding site development costs, invested $2,107,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $3,558,000 related to the Ward Valley and Butte facilities.

Future Considerations

       As a result of the changes to its management and operations in 1996, and the implementation of the business plan, the Company believes that the future operating results of its existing businesses will improve, although no assurances can be given that such improvements will occur.

       The Company has completed negotiations for the insurance claims relating to the July 1994 fire at the Recycle Center in Oak Ridge, Tennessee. In May 1996, the Company received $1,811,000 as the final portion of the claim, which is being used to replace property and equipment damaged in the fire.

       In April 1996, the Company received a letter from the State of Tennessee Department of Environment and Conservation division of Radiological Health. This letter specified that they had accepted the Company's plan to dispose of the legacy waste on site at the Oak Ridge, Tennessee facility by December 31, 1997. The Company signed a contract February 24, 1997 with another disposal company that is licensed to accept this waste. This arrangement will provide for a considerable cost savings to dispose of the legacy waste, however, it is still estimated that this cost will be $6.2 million.

       In addition, the Company expects to receive federal income tax refunds of approximately $740,000 during the third quarter of 1997.

       A Rights Offering will be made on or before June 1, 1997. This offering will offer each shareholder the opportunity to buy an additional share of stock for each one owned at one dollar. This will make available, by full subscription, the possibility to raise an additional $8,000,000 of capital.

       The Company is exploring as many avenues as possible to increase its market share. It was just awarded a contract with the Midwest Compact in Ohio which has potential to grow to an attractive size.

       The Company offered an unsolicited proposal in the second quarter of 1995 to the Department of Energy ("DOE") to dispose of large volumes of LLRW from the DOE's Hanford site into the Company's Richland, Washington, facility which is located on the Hanford Reservation. Although the Company believed and still believes the economics of its proposal should be very attractive to the DOE, the DOE rejected the Company's proposal. The Company will continue to pursue this opportunity.

RESULTS OF OPERATIONS - 1996 VS. 1995

       The Company reported a net loss of $11,407,000 for the year ended December 31, 1996 compared to net loss of $48,903,000 for 1995. The 1996 results included pre-tax charges totaling $7,563,000 for unusual events and non-recurring adjustments of which $7,451,000 related to the Winona facility.
During 1996 the Company began clean-up work at the Winona facility and expended approximately $750,000 for this effort. Exclusive of material unusual events and non-recurring accounting adjustments in both periods, the Company had a pre-tax loss of $3,329,000 in 1995 compared to a pre-tax loss of $4,042,000 in 1996.

     Approximately $14,015,000 of the adjusted loss from operations for 1996, as compared to $35,959,000 for 1995, is attributable to the operating results of the Recycle Center and Winona facility that were acquired in September and December 1994, respectively. These losses have been offset by the profitability of the other site facilities. The Winona facility incurred major losses since the acquisition, therefore, management recorded an impairment loss in accordance with FASB 121. The Company will follow both Federal and State environmental regulations for the closure of the Winona facility.

       The following table sets forth items in the Statements of Operations for the three years ended December 31, 1996, as a percentage of revenue:

                                                  Percentage of Revenues for the
                                                    Year Ended December 31,
                                               ----------------------------------
                                                 1996         1995         1994
                                               --------     --------     --------
Revenues                                          100.0%       100.0%       100.0%
Operating costs                                    92.2        104.8         75.4
                                               --------     --------     --------

Gross profit (loss)                                 7.8         (4.8)        24.6
Selling, general and administrative expenses       23.4         24.2         17.2
Impairment losses on long-lived assets             14.9         48.7         --
                                               --------     --------     --------

Income (loss) from operations                     (30.5)       (77.6)         7.4
Other (income) expense, net                         4.6          2.4         (0.4)
Interest expense                                    0.0          0.0          0.0
                                               --------     --------     --------

Income (loss) before income taxes                 (25.9)       (80.0)         7.8
Income tax expense (benefit)                       (3.0)        (8.0)         2.5
                                               --------     --------     --------

Preferred stock dividends                           0.9          0.1         --
                                               --------     --------     --------

Net income (loss) to common shareholders          (23.8)%      (72.1)%        5.3%
                                               ========     ========     ========


Revenues

       Revenues for 1996 were $49,972,000, a 26% decrease from 1995 revenues of $67,895,000.

       In 1996, there were two operating divisions; chemical and LLRW. The chemical division revenues were $23,734,000 in 1996 compared to $41,272,000 in 1995. A major reason for this decrease is a result of Winona facility revenues decreasing 47% compared to 1995, and Winona being in a state of suspended operations from August 1996. Even though there was a loss in revenue, the result is a savings by not incurring the high operation costs that have always prevented operating with a profit at the Winona site. The Winona site was purchased from Gibraltar Chemical on December 31, 1994 and has never had a profitable month. The Beatty, Nevada site is the other major factor in the decrease in revenues, which tumbled by 57% from 1995 as a result of the high Nevada State disposal and burial fees. Management has negotiated a lower fee schedule for 1997, and every attempt is being made to win back customers who found lower priced disposal in California and Arizona.

       The LLRW division revenues were $26,238,000 in 1996, compared to
$26,623,000 for 1995.   The Company has completed several milestones for the
CIC, in both 1995 and 1996. When the Butte, Nebraska facility is licensed, the facility development and associated revenues will resume. Revenues from the CIC were $5.7 million, $8.1 million, and $9.8 million in 1996, 1995, and 1994, respectively.

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

       While the revenues have declined in both 1996 and 1995, the Company has been following closely its plan to clean up the non-profitable businesses and focus on new strategic alliances with other companies that will increase both revenues and profitability in the future. The last two years have resulted in decreases in revenue, but every effort is now being focused on winning new customers, and regaining the confidence of current and previous customers.

Operating Costs

       Operating costs in fiscal 1996 decreased $25,053,000, or 35%, as compared to 1995. A decrease in 1996 operating costs was the result of not having the additional $23,637,000 of costs in 1995 associated with the late year acquisitions of the Recycle Center and the Winona facility in September and December 1994, respectively. Even though revenues had decreased 26% from 1996 to 1995, there is a larger drop in the actual operating expenses of 35% for the same period. Aside from the large decreases in operating costs for Beatty and Winona facilities, there was marked improvement from the site manager's making conscious decisions for the Company. These decisions were considering how they could best manage their site location and be accountable for the activities there. Prior to 1996, this was not as much a site manager responsibility as it was the overlooked responsibility from the corporate office. This was the reason that current management took on the task for the new operations plan, thus improving overall operations.

       Both variable and fixed operating costs were reduced in both 1996 and 1995 from 1994. The fixed costs in 1996 were $4,543,000, a decrease of $1,409,000 from 1995 at $5,952,000. Variable costs decreased dramatically also. In 1996, variable costs were $20,701,000 compared to $34,656,000 in 1995. Variable costs were trimmed in every area possible. The managers of each site analyzed and corrected items such as idle vehicle and equipment rental, use of disposal supplies, lab equipment and supplies, parts, consulting, and subcontracted costs including transportation. As a percentage of revenues, operating costs were 92%, 105%, and 75% for 1996, 1995, and 1994, respectively.

       The following table sets forth unusual events and non-recurring accounting adjustments which affected operating costs for 1996, 1995, and 1994, respectively.

                                                                   Increase (Decrease) in Operating Costs
                                                                               (in thousands)
                                                                               --------------
                                                                      1996         1995        1994
                                                                    ---------    ---------   ---------
Deferred site maintenance accrual adjustments due to changes
       in current cost estimates                                    $    --      $    --     $  (3,202)

Settlements of environmental insurance claims on closed  sites           --           --          (505)

Deferred site maintenance accrual reversal, settlement with
       the Commonwealth of Kentucky, and estimated PRP
       settlements all regarding remedial liability and indemnity
       for the closed Maxey Flats site                                   --           --          (518)

Writedowns of certain permitting costs and airspace cost                  135           76         413

Deferred site maintenance accrual adjustment due to change
       in the discount rate used to compute present value                --          1,396        --

Writedowns of design fees/facility costs due to abandonments             --            320        --

Cell development cost amortization adjustment due to
       changes in cell utilization                                       --            204        --

Settlement of variances from collective bargaining agreement -
       Recycle Center                                                    --            447        --

Remedial investigation costs - Beatty, Nevada site                       --            491        --
                                                                    ---------    ---------   ---------

              Total unusual events and non-recurring adjustments
                included in operating costs                         $     135    $   2,934   $  (3,812)
                                                                    =========    =========   =========

       Exclusive of these unusual events and non-recurring adjustments, operating costs for 1996, 1995, and 1994 would have been $46,211,000, $68,195,000, and $57,993,000, or 92%, 81% and 84% of revenues, respectively.
In 1995, exclusive of these unusual events and non-recurring adjustments, the operating costs as a percentage of revenues for the Recycle Center and the Winona facility were 126% and 124%, respectively, and all other locations combined were 89%.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses ("SG&A") for 1996 were $11,682,000 compared to $16,411,000 for 1995. Included in SG&A for the 1996 period are charges for several unusual events and non-recurring accounting adjustments which increased SG&A by $372,000. In 1995 the $16,411,000 of SG&A included $5,006,000 of unusual and non-recurring expenses. On a site by site study many of the SG&A costs remained too high for the decrease of revenues. In 1996, the Beatty facility revenues were only 43% of 1995 revenues, while SG&A costs remained at 66% of 1995 SG&A costs. The other sites' percentage of SG&A is not as high as the Beatty facility, but they are all too high in proportion to the decrease of revenues. Exclusive of these charges, SG&A was $12,054,000 in 1996 compared to $11,405,000 in 1995, an increase of $649,000 over 1995. The corporate SG&A was reduced considerably from $13,710,000 in 1995 to $7,712,000 in 1996. Both years include SG&A legal costs, however, the legal fees were reduced considerably in 1996. Included in SG&A costs for 1996 are $1,559,000 of corporate legal costs.

Investment Income

       Net investment income is comprised of interest income earned on various debt securities, certificates of deposit and other interest bearing deposits, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio. This portfolio is principally the Company's captive insurance investments reinsuring the present value of certain long-term closure and post closure liabilities. The amount of investment income in 1996 decreased $200,000 from 1995 due principally to a lower weighted average of outstanding investments in 1996 as compared to 1995, and in December 1996, the Company terminated the trustee of the Company's captive insurance investment portfolio, and appointed a new trustee, Merrill Lynch Trust Company of America. This change of trustees was an immediate cost of approximately $80,000 but will provide savings in fees of about $220,000 per year in the future.

Interest Expense

       Interest expense is the total interest expense incurred by the Company on outstanding indebtedness less capitalized amounts. In 1996, 1995, and 1994, the Company incurred $3,558,000, $3,281,000, and $968,000, respectively, in interest cost, all of which was capitalized for the development of the Company's LLRW facilities in California in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. Substantially all of the interest cost incurred for 1996, 1995, and 1994 related to borrowings under the Company's credit agreement with its bank lender.

Income Taxes

       The Company's effective income tax (benefit) rates were (12)%, (10)%, and 32%, for the fiscal years 1996, 1995, and 1994, respectively. The effective benefit rate of (12)% in 1996 does not reflect any recognition of future tax benefits on timing differences or net operating loss carryforwards.

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

       To secure closure/post-closure obligations of its hazardous waste disposal sites under federal and state regulations, the Company has provided letters of credit, certificates of insurance, and corporate guarantees as financial assurance. Cash and investment securities totaling $16,394,000 and $13,770,000 at December 31, 1996 and 1995, respectively, have been pledged as collateral for the Company's closure/post-closure obligations, performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois chemical waste facility, compliance with the TNRCC requirements related to a deepwell at the Company's Robstown, Texas hazardous disposal site, closure costs for the Beatty, Nevada LLRW site, closure costs for the Recycle Center, closure costs for the Winona facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington facility and performance bonds.

       The RI/FS for the Sheffield facility was completed and approved by the EPA in 1990. The Company is in the remedial phase of the Sheffield program as set forth in the EPA's corrective measures implementation plan. During 1996, the Company spent approximately $138,000 on remediation at the closed Sheffield hazardous disposal site.

       The nature of the hazardous material handled by the Company and its subsidiaries could give rise to substantial damages if spills, accidents or migration of hazardous material occurs. The occurrence of such events could have a material adverse effect upon the Company's liquidity and operating results.

Corporate Development Considerations

       See "Business - Low-Level Radioactive Waste Services - Disposal Services
- Proposed Ward Valley, California Facility" and "Proposed Butte, Nebraska Facility" for a description of the Company's facilities, and the impact of such facilities and other future considerations on the Company's consolidated financial condition and results of operations.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
American Ecology Corporation


We have audited the accompanying consolidated balance sheet of American Ecology Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and writedowns of assets and had a working capital deficiency of $16.7 million as of December 31, 1996. During 1996, the Company obtained capital contributions from certain directors and restructured its Credit Agreement with the Bank; however, the Company continues to have limited cash resources available and has substantial obligations that are due in the future. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event of violation of any covenant or of any occurrence of a default of the Credit Agreement. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted. The Company is involved in various significant permitting efforts, claims, lawsuits and other administrative matters which are uncertain at this time. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, or adjustments, if any, that may be necessary as a result of the outcome of the matters discussed above.


Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
March 17, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Ecology Corporation

 We have audited the accompanying consolidated balance sheet of American Ecology Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express on opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the two years in the period ended December 31, 1995,in conformity with generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and writedowns of assets. At December 31, 1995, the Company had a working capital deficiency of $16.1 million. During 1995, the Company obtained capital contributions from certain of its directors and others and restructured its Credit Agreement with the Bank; however, the Company continues to have limited cash resources available and has substantial obligations that are due in the future. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event of violation of any covenant of the Credit Agreement or if a material adverse event is deemed by the bank to have occurred. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted. As Discussed in note 13 to the consolidted financial statements, the Company is involved in various significant permitting efforts, claims, lawsuits and other administrative matters which are uncertain at this time. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regard these matters also are described in
Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, or adjustments, if any, that may be necessary as a result of the outcome of the matters discussed above.


ARTHUR ANDERSEN LLP


Houston, Texas
April 11, 1996

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                                  As of December 31,
                                                                                ----------------------
                                                                                  1996         1995
                                                                                ---------    ---------
ASSETS
Current Assets:
       Cash and cash equivalents                                                $     185    $     229
       Investment securities                                                          410          523
       Receivables, net of allowance for doubtful
              accounts of $1,155 and $1,322, respectively                          10,396       16,938
       Income taxes receivable                                                        740        5,339
       Insurance claim receivable                                                    --          2,538
       Prepayments and other                                                          949        1,675
                                                                                ---------    ---------
              Total current assets                                                 12,680       27,242

Cash and investment securities, pledged                                            16,394       13,770
Property and equipment, net                                                        14,255       21,764
Deferred site development costs                                                    53,030       47,364
Intangible assets relating to acquired businesses, net                                462          486
Other assets                                                                        2,206        3,499
                                                                                ---------    ---------
              Total Assets                                                      $  99,027    $ 114,125
                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Revolving credit loan                                                    $    --      $   6,416
       Current portion of long term debt                                              503          780
       Accounts payable                                                            10,470       13,376
       Accrued liabilities                                                         16,876       21,022
       Deferred site maintenance, current portion                                   1,524        1,763
                                                                                ---------    ---------
              Total current liabilities                                            29,373       43,357

Long term debt, excluding current portion                                          36,202       28,357
Deferred site maintenance, excluding current portion                               19,848       20,387

Commitments and contingencies (Note 13)
Shareholders' equity:
       Convertible preferred stock, $.01 par value,
              1,000,000 shares authorized, none issued                               --           --
       Series D cumulative convertible preferred stock, $.01 par value,
              105,264 authorized, 105,264 shares issued and outstanding                 1            1
       Series E redeemable convertible preferred stock, $10.00 par value,
              300,000 authorized, 300,000 and 0 shares issued and outstanding       3,000         --
       Common stock, $.01 par value, 20,000,000 authorized, 8,010,017
              and 7,825,628 shares issued and outstanding, respectively                80           78
       Additional paid-in capital                                                  46,971       46,762
       Unrealized gain (loss) on securities available-for-sale                       (477)        (718)
       Retained earnings (deficit)                                                (35,971)     (24,099)
                                                                                ---------    ---------
              Total shareholders' equity                                           13,604       22,024
                                                                                ---------    ---------

                     Total Liabilities and Shareholders' Equity                 $  99,027    $ 114,125
                                                                                =========    =========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                Year Ended December 31,
                                                            --------------------------------
                                                                1996        1995        1994
                                                            --------    --------    --------
Revenues                                                    $ 49,972    $ 67,895    $ 71,891
Operating costs                                               46,076      71,129      54,181
                                                            --------    --------    --------

       Gross profit (loss)                                     3,896      (3,234)     17,710
Selling, general and administrative expenses                  11,682      16,411      12,362
Impairment loss on long-lived assets                           7,451      33,048        --
                                                            --------    --------    --------

       Income (loss) from operations                         (15,237)    (52,693)      5,348
Investment income                                               (932)       (582)       (287)
(Gain) or loss on sale of assets                                 (55)      1,386        --
Other expense                                                 (1,326)        821        --
Interest expense                                                --          --          --
                                                            --------    --------    --------

       Income (loss) before income taxes                     (12,924)    (54,318)      5,635
Income tax expense (benefit)                                  (1,517)     (5,415)      1,785
                                                            --------    --------    --------

       Net income or (loss)                                  (11,407)    (48,903)      3,850

Preferred stock dividends                                        465          88        --
                                                            --------    --------    --------
       Net income (loss) available to common shareholders   $(11,872)   $(48,991)   $  3,850
                                                            ========    ========    ========

Net income (loss) per share, primary                        $  (1.50)   $  (6.26)   $    .49
                                                            ========    ========    ========

Dividends paid per common share                             $   --      $   .025    $    .10
                                                            ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($ 000'S)

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                 1996        1995        1994
                                                                               --------    --------    --------
Cash flows from operating activities:
       Net income (loss)                                                       $(11,407)   $(48,903)   $  3,850
       Adjustments to reconcile net income (loss) to net
              cash provided by (used in) operating activities:
       Impairment loss on long-lived assets                                       7,451      33,048        --
       Depletion, depreciation and amortization                                   5,383       7,319       6,279
       Deferred income taxes                                                       --           816       3,044
       (Gain) loss on sale of assets                                                (58)      1,386         (65)
       Debt restructure fees                                                        265        --          --
       Realized loss on sales of securities available-for-sale                     --           101        --
       Changes in assets and liabilities, excluding effects of acquisitions:
              Receivables                                                         6,542      12,655      (4,534)
              Income taxes receivable                                             4,599      (5,339)       --
              Proceeds from insurance claim                                       2,538        --          --
              Investment securities classified as trading                          (582)       (354)        472
              Other assets                                                         (850)     (1,016)       (411)
              Deferred site maintenance                                            (778)        (40)     (7,041)
              Other liabilities                                                  (7,933)      2,923      (3,394)
                                                                               --------    --------    --------
                     Total adjustments                                           16,577      51,499      (5,650)
                                                                               --------    --------    --------
              Net cash provided by (used in) operating activities                 5,170       2,596      (1,800)
                                                                               --------    --------    --------

Cash flows from investing activities:
       Capital expenditures, excluding site development costs                    (1,677)     (2,320)     (3,714)
       Site development costs, including capitalized interest                    (3,982)     (6,125)     (4,321)
       Payments for businesses acquired                                            --          --       (27,871)
       Proceeds from sales of assets                                                 31       1,080         299
       Net proceeds from sales of investment securities                          (1,993)        214        --
       Transfers to (from) cash and investment securities, pledged                  384        (241)        885
                                                                               --------    --------    --------
              Net cash used in investing activities                              (7,237)     (7,392)    (34,722)
                                                                               --------    --------    --------

Cash flows from financing activities:
       Proceeds from issuances and indebtedness                                  29,008      26,640      56,555
       Payments of indebtedness                                                 (29,985)    (26,430)    (23,739)
       Proceeds from common stock issued                                           --            98         301
       Proceeds from preferred stock issued, net                                  3,000       4,759        --
       Liquidation of shareholders' rights                                         --           (78)       --
       Payment of cash dividends                                                   --          (195)       (780)
                                                                               --------    --------    --------
              Net cash provided by (used in) financing activities                 2,023       4,794      32,337
                                                                               --------    --------    --------

Decrease in cash and cash equivalents                                               (44)         (2)     (4,185)

Cash and cash equivalents at beginning of year                                      229         231       4,416
                                                                               --------    --------    --------

Cash and cash equivalents at end of year                                       $    185    $    229    $    231
                                                                               ========    ========    ========

Supplemental disclosures of cash flow information:
       Cash paid during the year for:
              Interest, net of amounts capitalized                             $   --      $   --      $   --
              Income taxes                                                     $   --      $   --      $    123

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)

                                 8.375%        11.25%
                                 SERIES D     SERIES E                                UNREALIZED
                                CUMULATIVE    REDEEMABLE                              GAIN (LOSS)
                                CONVERTIBLE   CONVERTIBLE               ADDITIONAL    SECURITIES      RETAINED
                                PREFERRED     PREFERRED     COMMON       PAID-IN      AVAILABLE-      EARNINGS
                                   STOCK        STOCK        STOCK       CAPITAL       FOR-SALE       (DEFICIT)
                                 ----------   ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1993       $     --     $     --     $       78   $   41,469    $     --      $   22,017


Net income                             --           --           --           --            --           3,850
Common stock issuances                 --           --           --            301          --            --
Income tax benefit of stock
       options exercised               --           --           --             67          --            --
Dividends - common stock               --           --           --           --            --            (780)
Unrealized gain on securities
       available-for-sale              --           --           --           --              43          --
                                 ----------   ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1994       $     --     $     --     $       78   $   41,837    $       43    $   25,087


Net loss                               --           --           --           --            --         (48,903)
Preferred stock issuances                 1         --           --          4,898          --            --
Common stock issuances                 --           --           --             98          --            --
Income tax benefit of
       stock options exercised         --           --           --              7          --            --
Liquidation of shareholders'
       rights                          --           --           --            (78)         --            --
Dividends - common stock               --           --           --           --            --            (195)
Dividends - preferred stock            --           --           --           --            --             (88)
Unrealized loss on securities
       available-for-sale              --           --           --           --            (761)         --
                                 ----------   ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1995       $        1   $     --     $       78   $   46,762    $     (718)   $  (24,099)


Net loss                               --           --           --           --            --         (11,407)
Preferred stock issuances              --          3,000         --           --            --            --
Common stock issuances                 --           --              2          209          --            --
Income tax benefit of
       stock options exercised         --           --           --           --            --            --
Liquidation of shareholders'
       rights                          --           --           --           --            --            --
Dividends - common stock               --           --           --           --            --            --
Dividends - preferred stock            --           --           --           --            --            (465)
Unrealized gain (loss) on
       securities available-
       for-sale                        --           --           --           --             241          --
                                 ----------   ----------   ----------   ----------    ----------    ----------

Balance, December 31, 1996       $        1   $    3,000   $       80   $   46,971    $     (477)   $  (35,971)
                                 ==========   ==========   ==========   ==========    ==========    ==========


Note: Convertible Preferred Stock is not shown above because no shares have been issued.

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and Business

       American Ecology Corporation (a Delaware Corporation) and its subsidiaries ("the Company") provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. The Company services the needs of hazardous waste generators nationally, but larger market shares in the Gulf and West Coast regions of the country at its hazardous waste landfill disposal sites in Robstown, Texas and Beatty, Nevada and until August 1996, a commercial deepwell disposal facility in Winona, Texas. The Company services the needs of low-level radioactive waste (LLRW) generators in the Northwest region and Rocky Mountain Compact at its rate regulated LLRW facility located near Richland, Washington and provides LLRW processing and recycling services to LLRW waste generators in the Mid-West and East Coast regions of the country at its Oak Ridge, Tennessee facility.

       Business Conditions. The Company has incurred significant losses from operations during the last two years, 1996 and 1995, had a working capital deficit of $16.7 million as of December 31, 1996. Furthermore, as a result of the above conditions and other circumstances discussed in Note 4, the Company recorded a $7.4 million impairment loss on long-lived assets of the Winona facility during 1996. The estimated unaudited results for the first quarter of 1997 is a net loss of approximately $1.8 million.

       Although the Company obtained capital contributions of approximately $3.0 million from certain of its directors and others, restructured its bank credit agreement extending its maturity to December 2000, and received certain new waivers for financial and other covenants in the Credit Agreement, from the bank, for 1996 the Company continues to have very limited cash resources available and is currently experiencing difficulty paying its on-going obligations as they become due. As discussed in Note 7, available borrowings under the Credit Agreement were approximately $6.9 million as of December 31, 1996. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event of violation of any financial covenant of the Credit Agreement or if a material adverse event is deemed by the bank to have occurred. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted.

       Management has taken aggressive steps to improve the Company's financial status. Last year the Company implemented a business plan and a long-term strategy to substantially reduce operating expenses and enhance revenues from low-level radioactive waste disposal and processing. Actions taken to date include reductions in personnel, decentralization of responsibilities, and analysis of operations to improve operating efficiency and reduce operating costs within each operating division. Furthermore, the Company has limited future capital expenditures. The Company anticipates raising additional financing through either a stock rights offering on or before June 1, 1997 or sale of assets. There can be no assurance, however, that any such financing arrangement or asset sales will be consummated. In the event the Company does not meet its business plan objectives or the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or obtain further forbearance from the bank.

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

       Property and Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Land is comprised of land owned at the processing and disposal sites. Land owned at disposal sites is depleted over the estimated useful life of the disposal site on a straight-line basis. Cell development costs represent waste disposal site preparation costs which are capitalized and charged to operating costs as disposal space is utilized. Cell development costs include direct costs related to site preparation, including legal, engineering, construction, and the direct cost of company personnel dedicated for these purposes. The estimated useful lives of buildings and improvements is fifteen to thirty- one years. The estimated useful lives of vehicles, decontamination, processing and other equipment is three to ten years. See Note 3 for major categories of property and equipment. Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1996, 1995, and 1994, maintenance and repairs expense was $982,000, $1,224,000, and $750,000, respectively.

       Deferred Site Development Costs. The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

       The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of December 31, 1996, the Company had deferred $45,884,000 (46% of total assets) of pre-operational facility development costs of which $6,753,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

       Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Such revenues totaled $5,711,000, $8,100,000, and $9,800,000 in 1996, 1995, and 1994,
respectively. Substantially all funding to develop the Butte facility is being provided by the major generators of waste in the CIC. As of December 31, 1996 the Company has contributed and deferred approximately $7,146,000 (7% of total assets), of which $1,054,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to the granting of the license. The Company expects all costs which it has deferred for this facility, plus additional unrecognized project interest costs, to be included as a component of the rate-base. The agreed contract interest cost reimbursement as part of the rate-base may yield an additional $15 million in revenue, however, there can be no assurance that all of these amounts will be approved. In addition, the CIC has the option to terminate the contract, upon ten (10) days written notice, in the event it has expended the additional $31.1 million provided under the last contract amendment, and the State of Nebraska's licensing decision has not been made, and the major generators in the compact region have either ceased funding the project or thereafter notified the CIC, pursuant to amendment No. 5 of its contract with the CIC, that the major generators intend to cease funding of the project. As of December 31, 1996, approximately $25.2 million had been expended under the last contract amendment. If the CIC elects to terminate the contract, then the Company has no further claim or right to reimbursement of its contributions or accrued interest unless the CIC and the Company agree to go forward with the facility, in which event the Company retains its rights to recover its contribution together with any accrued interest.

       The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings as further discussed under "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "-Proposed Butte, Nebraska Facility". At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations.

       In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized was $3,558,000 in 1996, $3,281,000 in 1995 and $968,000 in 1994.

       Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized on the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. The accumulated amortization of intangible assets amounted to $288,000, $314,000 and $962,000 at December 31, 1996, 1995,
and 1994, respectively. Amortization of intangible assets was $24,000, $742,000, and $520,000, in 1996, 1995, and 1994, respectively. On an ongoing basis, the Company measures realizability of intangible assets. In the event that facts and circumstances indicate intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary.

       Permitting Costs. Permitting costs, which are primarily comprised of outside engineering and legal expenses, are capitalized and amortized over the life of the applicable permits. At December 31, 1996 and 1995, there were $1,360,000 and $2,057,000, respectively, of such unamortized costs included in other assets in the accompanying consolidated balance sheets.

       The Company operates its various sites under the regulations of, and permits issued by various state and federal agencies. Several of the Company's existing sites are currently seeking permit renewals and/or expansion permits. There is no assurance of the outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potential stricter governmental regulation. Substantial losses which would have a material adverse effect on the Company's consolidated financial position, could be incurred by the company in the near term in the event a permit is not granted, if facility construction programs are delayed or changed, or if projects are otherwise abandoned. The Company reviews the status of permitting projects on a periodic basis to assess realizability of related asset values. As of December 31, 1996, management believes that assets which could currently be affected by permitting efforts are recoverable at their recorded values.

       Deferred Site Maintenance. Deferred site maintenance includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The portion of these obligations expected to be spent within the following twelve month period is classified as deferred site maintenance, current portion in the accompanying consolidated balance sheets. The Company generally provides accruals for the estimated costs of closures and post-closure monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company performs routine periodic reviews of closed operating sites and revises accruals for estimated post-closure, remediation or other costs related to these locations as deemed necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for operating chemical disposal sites based on RCRA and the respective site permits. RCRA requires that companies provide financial assurance for the closure and post-closure care and maintenance of their chemical sites for at least thirty years following closure. Where both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost is discounted to present value at a discount rate of 2.5%, net of inflation. See the discussion of Operating Costs included in Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning certain adjustments recorded in 1996, 1995, and 1994.

       Net Income (Loss) Per Share. The calculation of net income (loss) per common and common equivalent share is in accordance with the treasury stock method for 1996, 1995, and 1994.

                                                                (000's except per share amounts)
                                                                   Year Ended December 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
Net income (loss)                                               $(11,407)   $(48,903)   $  3,850
       Adjustments to net income (loss):
              Preferred stock dividends                              465          88        --
                                                                --------    --------    --------
                     Adjusted net income (loss) available to
                            common shareholders                 $(11,872)   $(48,991)   $  3,850

Weighted average shares outstanding-
       Common shares outstanding at year end                       8,010       7,826       7,819
       Effect of using weighted average common and
              common equivalent shares outstanding                  (114)         (4)         (6)
       Effect of shares issuable under stock option
              plans based on the treasury stock method              --          --            38
                                                                --------    --------    --------
                            Shares used in computing
                            earnings (loss) per share              7,896       7,822       7,851
                                                                --------    --------    --------

Net income (loss) per common and common
       equivalent share, primary                                $  (1.50)   $  (6.26)   $    .49
                                                                ========    ========    ========

       There was no difference between the primary and fully diluted earnings per share calculations in 1996, 1995, and 1994.

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

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. The significant estimates used by the company in the accompanying consolidated financial statements primarily relate recoverability of deferred site development costs, waste processing and burial, deferred site maintenance, and commitments and contingencies as discussed in Notes 5, 6 and 13, respectively. Actual results could materially differ from the Company's estimates.

       Major Customers. Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $5,711,000 in 1996, or 11% of the Company's consolidated revenues. No other single customer accounted for 10% of the Company's consolidated revenues for 1996.

       Reclassification. Only minor reclassifications have been made to prior year financial statements to conform to the fiscal 1996 presentation.

NOTE 2.  CASH AND INVESTMENT SECURITIES

       Cash and investment securities at December 31, 1996 and 1995, were as follows (in thousands):

                                     1996       1995
                                   --------   --------
Cash and cash equivalents          $    788   $  1,246
Trading securities                    7,576      6,993
Securities held-to-maturity           7,383      5,760
Securities available-for-sale         1,242        523
                                   --------   --------
                                   $ 16,989   $ 14,522
                                   ========   ========

       Investments in trading securities consist principally of preferred stocks, which are held by a captive insurance company wholly-owned by the Company. The change in net unrealized holding gains on trading securities was $115,000 in 1996 and $114,000 in 1995 each of which has been included in earnings. Investments in securities available-for-sale consist of common stock of Perma-Fix, Inc. (see Note 12) which has an original cost value of $1,719,000, fair value of $1,242,000 and a gross unrealized holding loss of $477,000 at December 31, 1996. The change in net unrealized holding loss on securities available-for-sale was $477,000 which has been included as a separate component of shareholders' equity during the period. In 1996, investment securities were purchased and held, there was no gain or loss realized, interest earned on holding these investment securities was $222,000. In 1995, proceeds of $214,000 received on sales of securities available-for-sale during 1995 resulted in realized losses of $101,000. Investments in securities held-to-maturity mature over various dates during 1996 and are reported at their amortized cost basis, which approximates fair value at December 31, 1995. Investments in securities held-to-maturity at December 31, 1996 and 1995, consisted of the following (in thousands) all of which mature during 1997:

                                   1996     1995
                                  ------   ------
U.S. Government securities        $7,156   $5,547
Certificates of deposit               69      138
Money market accounts and other      158       75
                                  ------   ------
                                  $7,383   $5,760
                                  ======   ======

       Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $16,394,000, and $13,770,000 at December 31, 1996 and 1995, respectively, have been classified as non-current assets as cash and investment securities, pledged. The pledged cash and investment securities represent collateral for the Company's closure/post closure obligations, performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois facility, compliance with Texas Natural Resource Conservation Commission ("TNRCC") requirements related to the Company's non-commercial use deepwell at the company's Robstown, Texas, facility, closure costs for the Beatty, Nevada LLRW site, test borings at the proposed LLRW facilities in Nebraska and California, settlement with generators of waste at the Richland, Washington facility, and various performance bonds. Also, a portion of the pledged cash and investment securities at December 31, 1996 is pledged as collateral for closure costs relating to the two facilities acquired in 1994 (see Note 12). The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

NOTE 3.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1996 and 1995, was as follows (in thousands):

                                                               1996        1995
                                                             --------    --------
Land                                                         $  1,819    $  1,484
Cell development costs                                         10,540      10,452
Buildings and improvements                                      6,425       7,673
Decontamination and processing equipment                        2,155       2,131
Vehicles and other equipment                                   17,944      22,112
                                                             --------    --------
                                                               38,883      43,852
Less: Accumulated depletion, depreciation and amortization    (24,628)    (22,088)
                                                             --------    --------
                                                             $ 14,255    $ 21,764
                                                             ========    ========

NOTE 4.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. The Company adopted this statement during 1995 in conjunction with recording a substantial writedown of goodwill and certain property and equipment. There was an impairment of long-lived assets in 1996 atthe Winona, Texas facility and the Company determined operations should be discontinued. The Winona facility has had on-going losses, and with periodic reviews the adjustments to correct the short-comings have not proven profitable, therefore, the decision was made to close this site location.

                                                                               1996      1995
                                                                              -------   -------
       Writedown of the carrying amount of goodwill resulting from
              the acquisition of the Recycle Center  (Note 12)                $  --     $22,165

       Writedown of the carrying amount of goodwill resulting from
              the acquisition of Waste Processor Industries, Inc.                --       5,744

       Writedown of the plant assets carrying value,                            7,451      --
              permits and estimated site closure cost

       Writedown of the carrying amount of goodwill resulting from
              the acquisition of the Winona facility (Note 12)                   --       3,458

       Writedown of property and equipment at the Winona facility (Note 12)      --       1,681
                                                                              -------   -------
              Total impairment losses                                         $ 7,451   $33,048
                                                                              =======   =======

       The circumstances leading to the impairment losses include an accumulation of costs significantly in excess of the amount of acquisition costs originally expected for the Recycle Center and to a lesser degree, the Winona facility in 1995, but increased in 1996. Contributing factors include a current period operating and cash flow loss, a recent history of operating losses, and the Company's inability to achieve the operating results anticipated prior to the respective acquisitions. Changes in the marketplace and competitive situations in certain service lines, particularly at the Recycle Center and the Winona facility, have contributed to the Company's inability to achieve anticipated operating results.

       The Winona facility was a 620 acre fuels blending and solvent recycling facility with two hazardous waste deepwells and waste brokerage services. In August of 1996, the Company made a decision to suspend further receipts of waste at the Winona facility. This decision was made based on the adverse impact on the business base of the Winona facility caused by inaccurate public statements and other actions of persons opposed to the Facility. The litigation strategy being pursued by persons opposed to the Facility includes numerous and duplicative lawsuits filed in several jurisdictions. The Company believes that the number of suits as well as the discovery and motion practices used in each is designed to overwhelm the financial resources of AEESC, an American Ecology wholly owned subsidiary. Based on the current regulatory and litigation morass under which the Winona facility was forced to operate, management concluded that it was not economically feasible for the Winona facility to continue. Also, during the period of suspended waste receipts AEESC was in the process of removing from inventory all waste materials which it believes would require the continued operation of the facility's FTIR ambient air monitoring system as well as the Thermal Oxidizer air emission control equipment. It is the facility's intent to discontinue the use of this equipment as soon as regulatory permission is received.

       The Winona facility operation costs have been high and very difficult to control. As a result of the operation costs exceeding revenues every month, the Winona site has never been profitable. Management has made many efforts to preserve the site as a possible profitable operation, using different business techniques, yet none have succeeded. As a result of these efforts it has been determined that the site should be closed under Federal and State regulations. At March 17, 1997 management agreed to a plan for closing the site under RCRA rules, and other substantive environmental regulations. The estimates for the environmentally correct closure under those environmental laws has been estimated at $1,500,000.

       The results of operations for the Winona Facility since acquisition December 31, 1994:


                                            1996        1995
                                          --------    --------
       Revenues                           $  6,834    $ 11,587
       Net loss before impairment           (4,040)     (3,349)
       Net loss before income taxes       $(11,491)   $ (8,488)

NOTE 5.  ACCRUED LIABILITIES

       Accrued liabilities at December 31, 1996 and 1995 were as follows (in thousands):


                                            1996      1995
                                           -------   -------
       Waste processing and burial         $ 6,240   $ 7,008
       State disposal fees and taxes         2,359     1,994
       Regulated rate settlements            1,643     2,123
       Compensation costs                    1,010     1,778
       Deferred revenue                        674     1,064
       Other                                 4,950     7,055
                                           -------   -------
                                           $16,876   $21,022
                                           =======   =======

       The Company has recorded a liability of $6,240,000 for the waste processing and burial of waste now on-site at the Recycle Center. The liability is based on management estimates of anticipated waste treatment methods, associated volume reductions and burial fees. The Company has signed agreements for the disposal of this waste. This waste will be disposed of at two locationS licensed for such disposal services. Should estimated volume reductions or proposed disposal methods not be attainable, the costs for processing and burial could increase materially in the near term.


NOTE 6.  DEFERRED SITE MAINTENANCE

       Deferred site maintenance accruals at December 31, 1996 and 1995 were as follows (in thousands):


                                                         1996        1995
                                                       --------    --------
Accrued costs associated with open facilities          $ 10,714    $ 10,568
Accrued costs associated with closed facilities          10,658      11,582
                                                       --------    --------
       Sub-total                                         21,372      22,150
Less: current portion                                    (1,524)     (1,763)
                                                       --------    --------
Deferred site maintenance, excluding current portion   $ 19,848    $ 20,387
                                                       ========    ========

       Accrued costs associated with open facilities principally relate to closure and post-closure for the permitted and developed portion of the Robstown, Texas facility, groundwater contamination remediation at the Robstown and Winona, Texas facilities, and to capping of active cells at the chemical waste disposal facilities in Robstown, Texas and Beatty, Nevada and the LLRW facility in Richland, Washington. The Company is in process of re-permitting the Robstown facility to include development of an additional portion of the site. The Company's current estimate of the Robstown site's closure and post-closure costs of $5,419,000 includes the closure and post closure costs for the portions of the site now open and either filled or in use at this time. The estimated additional cell capping costs to be expensed over the remaining developed cell space at the Company's disposal facilities was approximately $2,500,000 at December 31, 1996.

       The Company is in the process of addressing corrective action plans at the Robstown, Texas site. A 1978 analysis showed the presence of chemical contamination in the shallow, non-potable aquifer underlying the site. The Company operates a deep-injection well for the disposal of contaminated groundwater and leachate generated at the facility. The Company has recorded an accrual ($1,826,000 balance at December 31, 1996) for the estimated costs of the groundwater remediation program based upon a compliance plan agreed to with the state's regulatory authority in 1992. Based on the results obtained from the compliance monitoring plan, the contamination levels in the surficial water bearing zone are decreasing. The plume is still contained within the property boundaries of the Robstown facility. The Company is proposing a modification plan which will enhance environmental protection and substantially mitigate future groundwater remediation costs. This plan is currently being analyzed by the regulating agency.

       Even though the Winona facility is closed, it has on-site, underground chemical contamination for which the facility developed a corrective action plan that is still ongoing. Groundwater is recovered and disposed of in the facility's deep-injection well. The current estimated cost of the remediation of $815,000 is included in the Company's deferred site maintenance accruals at December 31, 1996.

       The State of Nevada and the State of Washington have collected money for the costs of closure and post-closure care and maintenance of the respective Beatty, Nevada and Richland, Washington sites. The Company currently submits waste volume-based fees to state maintained funds. Such fees are periodically negotiated with, or established by, the states and are based upon engineering cost estimates provided by the Company and approved by the state.

       Accrued costs associated with closed facilities relate to remediation, closure and post-closure of the Sheffield, Illinois chemical facility and maintenance of the Sheffield LLRW facility.

       The Company is in the process of remediating the closed chemical waste disposal facility in Sheffield, Illinois under a final corrective measures implementation plan issued by the U.S. EPA in 1990 pursuant to the Remedial Investigation and Feasibility Study completed by the Company. The Company has submitted for approval a closure/post-closure plan for the site to the Illinois EPA and to the U.S. EPA. The plan has not been approved by the agencies pending further implementation of the RI/FS. The estimated term of the closure plan combined with the required thirty years post-closure monitoring is forty years. As of December 31, 1996, the Company had accrued $10,173,000 for estimated plan costs. This estimate is based on the current plan and the estimate may vary materially based on the provisions of the approved plan. Additionally, the Company is maintaining until 1998 a closed LLRW disposal facility adjacent to the closed chemical waste disposal facility pursuant to a May 25, 1988 Agreed Order with the State of Illinois. The estimated costs of the remediation and closure program, maintenance and post-closure monitoring of the LLRW facility with the expected timing of future payments at December 31, 1996 were as follows (in thousands):

                  1997                                                    $       435
                  1998                                                             62
                                                                          -----------
                  Total estimated costs                                           497
                  Discount amount at 2.5%                                         (12)
                                                                          -----------
                  Amount accrued, net of discount                         $       485
                                                                          ===========

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

NOTE 7.  REVOLVING CREDIT LOAN AND LONG TERM DEBT

       Long term debt at December 31, 1996 and 1995 consisted of the following (in thousands):


                                             1996        1995
                                           --------    --------
Secured bank credit facility               $ 36,116    $ 28,079
Acquisition note payable                       --           550
Capital lease obligations and other             589         508
                                           --------    --------
                                             36,705      29,137
Less: Current maturities                       (503)       (780)
                                           --------    --------
Long term debt                             $ 36,202    $ 28,357
                                           ========    ========

       Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

                  Year Ended
                 December 31,
                ------------
                    1997                       $      503
                    1998                               86
                    1999                            5,000
                    2000                           30,613
                                               ----------
                   Total                       $   36,202
                                               ==========

       On October 31, 1996 the Company renegotiated its prior bank debt under the terms of a Third Amended and Restated Credit Agreement ("Credit Agreement").

       The new term loans, subject to satisfaction of certain conditions, extend the maturity of the Company's existing bank debt to December 31, 2000 (the maturity date). Interest on this debt will accrue at a rate of 7% through 1998. Thereafter, interest is to be paid quarterly at the rate of 10% or prime, whichever is greater. Principal repayments will commence on December 31, 1999 with $5,000,000 due on that date and quarterly payments of $250,000 thereafter. The total debt balance remaining at the maturity date will be due and payable on that date. The secured debt now consists solely of a Term Loan and a Revolving Credit Loan. Subject to the terms and conditions of the Credit Agreement, the Company's bank agrees to lend the Company an advancing term loan, in a series of advances, up to a maximum of $38,000,000. The Revolving Credit loan portion of this loan is represented by a single revolving promissory note in the original principal sum of $5,000,000 (the "Revolving Credit Note"). No further advances of any Revolving Credit Loans shall occur after the Maturity Date.

       Under the terms of the Credit Agreement the Company increased long-term debt by $1,684,000. Included in the total long-term debt balance is the debt restructuring fees of $265,000.

       As of December 31, 1996, the outstanding balances of the Term Loan and the Revolving Credit loan were $32,004,576 and $3,931,180, respectively. The Company also had incurred $180,071 in accrued interest and fees at that date.

       In exchange for extending the terms, the bank received warrants, exercisable only upon maturity or the occurrence of a monetary default, to purchase up to 10% of the Company's then outstanding shares for $1.50 per share. However, the Company can eliminate these warrants by the payment on maturity of additional interest equal to the difference between the interest accrued through 1998 and interest for the same period at the rate of the greater of 10% or prime. The bank eliminated its existing conversion feature on the Fee Capitalization portion of the outstanding debt. In addition to the changes in economic terms, the Company's financial covenants were restructured to match the Company's current situation and financial plan. The bank has also agreed to allow the Company to use capital freed up by its debt restructuring as a working capital. The terms of the bank loan prohibit dividend payments on the Company's common stock until the bank debt is fully retired.

       As part of the new arrangements regarding the secured credit facility with its bank, the Company obtained $3,000,000 in new equity from two of its directors and shareholders, Rotchford Barker and Edward Heil, who in exchange for this amount agreed to purchase 300,000 shares of new Class E Redeemable Convertible Preferred Stock. The new Preferred Stock is nonvoting, has a stated value and preference in liquidation of $10 per share, and has the right to receive dividends, payable solely in common shares of the Company, at the rate of 11.25% per annum.

       As a condition to the extension of these terms, and in addition to the $3,000,000 in equity already raised, the Company is required to use its best efforts to raise an additional $2,000,000 in equity on or before June 30, 1997. In order to meet this second equity condition and to give all common shareholders the ability to participate in the Company's increased equity base, the Company will use its best efforts to register on or before June 1, 1997 a rights offering to holders of the Company's common stock. In the rights offering, which will be made only by means of a prospectus, the Company would offer each common shareholder, as of a record date expected to be on or about the second business day before the registration statement for the rights offering is declared effective by the Securities and Exchange Commission (SEC), the right to purchase for $1 one share of newly issued common stock for each share of common stock held on such record date. The rights would expire unless exercised within 30 days after the offer commences. As of December 31, 1996, the Company had 8,010,017 shares of common stock outstanding.

       On February 7, 1996 the Company entered into an agreement (First Amendment to Second Amended and Restated Credit Agreement) with its bank for the issuance of a note, the Advance Note, in the amount of $4,000,000. This note, issued to provide the Company working capital funds, was paid in full before its maturity, June 30, 1996.

       The acquisition note payable matured on December 31, 1995 and represented a note payable to Mobley Environmental Services, Inc. ("Mobley"). This non-interest bearing note was incurred as part of the Company's acquisition of Gibraltar Chemical Resources, Inc. ("Gibraltar") on December 31, 1994. The note has not been paid by the Company because of the offsetting costs that the Company paid on behalf of Gibraltar combined with the Tolling Agreement removed the Company's obligation for settlement of this note payable.

       At December 31, 1996 the Company had issued letters of credit with an outstanding face value of $4,675,848, including $1,872,000 issued under the bank credit facility, of which the most significant relate to site operating permits for the Company's sites. The issued letters of credit are secured by cash and investment securities. The

Company is required to pay fees ranging from 1/2 of one percent to one percent on letters of credit drawn. The letters of credit expire no more than one year after December 31, 1998.

NOTE 8.  PREFERRED STOCK

       Effective October 31, 1996, and executed on November 13, 1996, was the Certificate of Designation, Preferences and Rights of Series E Redeemable Convertible Preferred Stock. The Board of Directors duly authorized and adopted, by all necessary action on the part of the Company, the resolution creating this Series E of 300,000 shares of preferred stock. The Company sold all 300,000 shares of this 11.25% Series E Redeemable Convertible Preferred Stock, $10 par value with a $10 per share liquidation preference, principally to two members of the Board of Directors of the Company. The Company received cash proceeds of $3,000,000 for the issuance of these 300,000 preferred shares.

       By redemption, each share shall be redeemed by the Company on the first business day following the issuance of Common Stock in a Rights Offering (which Rights Offering the Company believes will occur on or before June 1, 1997), to the extent that the purchase price of the Common Stock sold in the Rights Offering plus the stated amount of the Series E Preferred outstanding on the redemption date is in excess of $5,000,000. If less than all of the Series E Preferred Stock outstanding is redeemed, the Series E Preferred Stock to be redeemed shall be determined pursuant to the agreement for the initial purchase of the Series E Preferred Stock. Any Rights Offering shall be an offer, to all holders of record of the Company's Common Stock on or about the second business day preceding the date the registration of the Rights Offering is declared effective by the SEC, to purchase one share of Common Stock held on the record date at a purchase price of $1 per share, payable within 30 days after the Rights Offering.

       By conversion, if there is a Rights Offering and less than 5,000,000 shares of Common Stock are sold, one share of Series E Preferred Stock shall be converted into 10 shares of fully paid and nonassessable Common Stock for each 10 shares or portion thereof of Common Stock less than 5,000,000 sold in the Rights Offering. Such conversion shall occur on the first business day following the expiration of the Rights Offering.

       Each share of this 11.25% Series E Preferred Stock includes 10 warrants to purchase Common Stock for an exercise price of $1.50 per share. There shall be no voting rights or powers attached to this 11.25% Series E Preferred Stock.

       In September 1995, the Board of Directors of the Company authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. During September through December 1995, the Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the company's directors ("the Investing Group") and received cash proceeds of $4,759,000 which is net of offering expenses of $101,000 and $140,000 in settlement of liabilities to two members of the Investing Group. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Accrued unpaid dividends totaled $514,000 and $88,000 at December 31, 1996 and 1995, respectively. The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase on share of common stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed to be de minimis.

NOTE 9.  INCOME TAXES

       Effective January 1, 1993, the Company prospectively adopted Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). The effect of the adoption was not material to the Company's financial position or results of operations.

       The components of the income tax provision (benefit) were as follows (in thousands):

                                         Year Ended December 31,
                                       1996       1995       1994
                                      -------    -------    -------
Current  - Federal                    $(1,552)   $(6,061)   $(1,184)
         - State                           35       (170)       (75)
                                      -------    -------    -------

                                       (1,517)    (6,231)    (1,259)
                                      -------    -------    -------

Deferred - Federal                       --          816      3,044
                                      -------    -------    -------

                                      $(1,517)   $(5,415)   $ 1,785
                                      =======    =======    =======


       The following is a reconciliation between the effective income tax (benefit) rate and the applicable statutory federal income tax (benefit) rate:

                                                       Year Ended December 31,
                                                     1996         1995         1994
                                                   --------     --------     --------
Income tax (benefit) - statutory rate                 (34.0)%      (34.0)%       34.0%

State income taxes, net of federal tax benefit         --            (.3)         (.1)

Dividend income excluded from taxable income           --            (.1)        (2.2)

Non-deductible goodwill amortization                   --            5.3          1.6

Valuation allowance for deferred tax assets            14.9         18.0         --

Tax refund                                              5.7         --           --

Other, net                                              1.4          1.1         (1.6)
                                                   --------     --------     --------

              Total effective tax (benefit) rate      (12.0)%      (10.0)%       31.7%
                                                   ========     ========     ========


       The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                         January 1,  Deferred    December 31,
                                           1996      Provision     1996
                                         --------    --------    --------
Deferred tax assets:
Environmental compliance and
       other site related costs,
       principally due to accruals for
       financial reporting purposes      $  8,212    $     95    $  8,307
Depreciation and amortization               6,396       1,969       8,365
Net operating loss carryforward             2,701       4,444       7,145
Other                                       2,101      (1,210)        891
                                         --------    --------    --------

Total gross deferred tax assets            19,410       5,298      24,708
Less valuation allowance                  (14,709)     (5,679)    (20,388)
                                         --------    --------    --------
Net deferred tax assets                     4,701        (381)      4,320
                                         --------    --------    --------

Deferred tax liabilities:
Site development costs                     (2,633)        591      (2,042)
Insurance claim                            (1,000)      1,000        --
Other                                      (1,068)     (1,210)     (2,278)
                                         --------    --------    --------

Total gross deferred tax liabilities       (4,701)        381      (4,320)
                                         --------    --------    --------

Net deferred tax assets                  $      0    $      0    $      0
                                         ========    ========    ========

       The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $21,015,000 at December 31, 1995, begins to expire in the year 2007 and utilization of $5,222,000 of this carryforward is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382.

NOTE 10.  EMPLOYEE'S BENEFIT PLANS

       Retirement Plan. The Company's defined contribution retirement plan (the Plan) was amended effective December 31, 1995. The amendment changes provided for employees not earning a benefit or having new eligibility to participate, and no company contributions are being made. Prior to December 31, 1995, the Plan covered all full-time employees of American Ecology and its subsidiaries (the Company) hired in a job category which would result in 1,000 hours of service during any consecutive 12-month period and who had attained the age of 21. The Company made basic contributions equal to 5% of compensation below the prior year's FICA wage base plus a contribution equal to 10% of compensation above the prior year's FICA wage base, and a past service contribution as defines.

       Effective November 20, 1996, the Company merged the Retirement Plan with the 401(k) Plan into a single plan to be known as the American Ecology Corporation 401(k) Savings Plan.

       Effective February 10, 1997 the basic contributions as described above were reinstated for the bargaining unit in Oak Ridge, TN, in accordance with the agreement between Local No. 3-983 of the Oil, Chemical and Atomic Workers International Union and the Company's subsidiaries, Nuclear Materials Management Center and Nuclear Equipment Service Center. The plan was reconstructed as equal to the company's previous retirement plan.

       401(k) Plan.   The Company maintains a 401(k) plan for employees who
voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. Effective November 20, 1996 the 401(k) plan was merged with the Retirement Plan to form a single plan called The American Ecology Corporation 401(k) Savings Plan.

       The 401(k) Savings Plan was amended and reinstated in its entirety. The Plan covers substantially all of the Company's employees after one full year of employment. Participants may contribute a minimum of 0% up to the IRS limits. The Company's contribution matches 55% of participant contributions up to 6% of deferred compensation or a maximum of 3.3% of an employees qualified earnings. The Company's contribution was changed to cash instead of AEC stock, from September 1996.

       The Company's total contribution for both the retirement plan and 401(k) plan was $829,000 and $946,000 for 1995 and 1994, respectively. The Company contribution for the 401(k) plan was $268,907 for 1996. The Company has no post-retirement or post-employment benefit plan.

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

       The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company has recorded no compensation cost for 1996, 1995, and 1994. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 1996 net loss would not have been increased by any material amounts on a pro forma basis. Pro forma increases in net loss in 1995 are also not considered material. The weighted average remaining life of the options is seven years at December 31, 1996.

                                                         1996             1995             1994
                                                    --------------   --------------   --------------
Under option:
Options outstanding, beginning of year                   1,186,600          691,950          611,450
Granted                                                       --            706,000          125,000
Exercised                                                     --             (6,800)         (35,000)
Canceled                                                  (644,000)        (204,550)          (9,500)
                                                    --------------   --------------   --------------
Options outstanding, end of year                           542,600        1,186,600          691,950
                                                    ==============   ==============   ==============

Price range per share of outstanding options        $         4.00-  $         4.00-  $         2.79-
                                                    $        14.75   $        14.75   $        14.75
                                                    ==============   ==============   ==============

Price range per share of options exercised          $         --     $         --            $ 8.00-
                                                    $         --     $         2.79   $         8.58
                                                    ==============   ==============   ==============

Price range per share of options canceled           $         4.62-  $         6.38-  $        10.13-
                                                    $        14.25   $        14.75   $        11.00
                                                    ==============   ==============   ==============

Options exercisable at end of year                         417,070          721,340          521,660
                                                    ==============   ==============   ==============

Options available for future grant at end of year          383,900          383,900          710,900
                                                    ==============   ==============   ==============

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

       On December 31, 1994, the Company acquired Gibraltar Chemical Resources, Inc. ("the Winona facility"), a wholly-owned subsidiary of Mobley. The Winona facility provides fuels blending, solvent recycling, and deepwell injection services to the hazardous and industrial waste disposal markets with a fixed base facility in Winona, Texas and collections and technical operations in El Paso, Texas and Laredo, Texas. The total acquisition cost of $10,628,000 included cash, a $550,000 note payable to Mobley, assumed liabilities, and direct acquisition costs. The excess of cost over fair market of net assets of the Winona facility of approximately $3,458,000 was written down during 1995 as discussed in Note 4. Since the acquisition, the Company has been faced with both legal confrontations and operational difficulties. The operation costs have been high and very difficult to control. As a result of the operation costs exceeding revenues every month, the Winona site has never been profitable. Management has made many efforts to preserve the site as a possible profitable operation, using different business techniques, yet none have succeeded. As a result of these efforts it has been determined that the site should be closed under Federal and State regulations. The date of the closure was set at March 17, 1997 when management agreed to a plan for closing the site under RCRA rules, and other substantive environmental regulations.
The estimates for the environmentally correct closure under those environmental laws have been estimated at $1,500,000.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

    The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates, or, of laws or regulations to which its operations are subject, or, are the result of different interpretations of the applicable requirements.

    In addition to the litigation described below, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

    Management has not established reserves for the matters discussed below, other than for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, management's estimates with respect to such matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters described below, will not have a material adverse effect on the operations or financial condition of the Company.

    Paul Stephenson, et al v. American Ecology Recycle Center, Inc., US District Court, Eastern District, Tennessee, Civil Action No. 94-CV-650. The Company's subsidiary, AERC, purchased the assets of Quadrex Environmental Company's Recycle Center in Oak Ridge, Tennessee on September 19, 1994. In November 1994, AERC was named as a defendant in what has become a class action lawsuit by former employees of Quadrex who are claiming unpaid medical benefits and for payment into an underfunded pension plan. The purchase agreement between AERC and Quadrex excluded and provided for indemnification by Quadrex of such claims, but Quadrex subsequently filed for protection under Chapter 11 of the Bankruptcy Act and adopted a liquidating reorganization plan under which unsecured creditors will likely receive no payment. In November 1996, approximately $1.2 million of insurance proceeds payable as a result of a fire at the recycle center in July 1994 were paid into the federal district court to be held pending the outcome of the litigation. The Plaintiffs' claims, as currently understood, are substantially less than the amount held by the court. A determination of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if the outcome is unfavorable, cannot be made at this time. Management intends to continue to defend this matter.

    US Ecology, Inc. v. Barbara Wagner, Benton County Assessor, Board of Tax Appeals, State of Washington, Docket Nos. 92-63--92-65 and 95-43--95-45. In 1992, the Benton County (Washington) assessor issued property tax assessments on improvements owned by the Company and located on the Company's leasehold at the US Department of Energy's Hanford Reservation. The retroactive property tax increases totaled $1.7 million for the years 1989, 1990 and 1991. Prior to 1989, annual taxes had been about $5,400. The company sued Benton County, the Assessor and Treasurer to enjoin them from collecting the increased taxes. An injunction was granted by the Benton County Superior Court, but was reversed by the Washington Court of Appeals which ruled that the Company had not exhausted available administrative remedies. Accordingly, the Company prosecuted its appeal to the Washington Board of Tax Appeals and a hearing was held in November 1995. The Company has recently been assessed an additional $1.9 million in taxes for 1992, 1993 and 1994. On July 1, 1996, the Board of Tax Appeals issued an Interim Decision that the Company's concession right to operate a low-level radioactive waste disposal site at the Hanford Reservation is subject to property tax, but that the hearing will be re- opened to allow the parties to submit additional evidence regarding the fair market value of the concession right. The Company believes that Washington law does not provide for taxation of "concession rights" and that, in any event, since its permits and licenses may not be freely transferred, the market value thereof is minimal. The Company intends to continue to contest the matter.

    Boston Edison Company v. US Ecology, Inc., U.S. District Court for Massachusetts, Civil Action No. 95-12173. In October 1995, Boston Edison filed a complaint against USE, a subsidiary of the Company, in the U.S. District Court of Massachusetts alleging claims related to USE's alleged refusal to indemnify Boston Edison for various costs arising out of the shipping and burial of waste materials at the Maxey Flats Nuclear Disposal Site. USE had entered into a series of contracts with Boston Edison to provide radioactive waste disposal services at this site. Boston Edison alleges that USE breached the contracts because USE failed to indemnify Boston Edison for its costs. Boston Edison also alleges that USE committed an unfair and deceptive trade practice in the State of Massachusetts because of its failure to indemnify Boston Edison as required by these contracts. Finally, Boston Edison seeks a declaratory judgment that would set forth the contractual rights and liabilities of the parties. Boston Edison claims $600,000 in past and future costs for the alleged breach of the contracts. It also seeks to treble damages under the Massachusetts Deceptive Trade Practices Act. USE has successfully moved the case from Massachusetts to federal court in Kentucky. The Company believes USE has contractual defenses to the indemnity claims and intends to contest this matter. Additionally, USE has counterclaimed against Boston Edison seeking contribution for its response costs at Maxey Flats. It is not possible at this time to predict whether the outcome of this matter will be favorable or unfavorable.

    Ally Capital Corporation v. American Ecology Recycle Center, Inc., et al, U.S. District Court, Southern District of Texas, Houston Division, Civil Action No. H-96-3117. This complaint is for breach of an equipment lease resulting from AERC's, the Company's subsidiary, failure to make monthly lease payments on leased equipment. The equipment is essential to the continued operations of the Oak Ridge facility. By December 1996, the unpaid payments exceeded $255,000. The remaining balance on the equipment lease, including the $255,000, is approximately $618,000. Plaintiff has filed a motion for summary judgment seeking the entire lease balance of $667,680, per diem interest, attorneys fees and possession of the equipment. The parties are near settlement in the matter.

    Houston Office 88, Inc. v. American Ecology Corporation v. Altra Energy Technologies, L.L.C., District Court of Harris County, Texas, Case No. 96-47050. Plaintiffs filed this case in September 1996 seeking more than $4.1 million in rent, interest, costs and attorneys fees, alleging breach of the office lease agreement by the Company for vacating its former corporate headquarters in Houston, Texas. The Company has filed a counterclaim against Plaintiff based on its wrongful refusal to allow the Company's leasing agent to show the premises to potential sublessees. Also, the Company has filed a third-party claim against sublessee, Altra Energy Technologies, L.L.C., for failure to consummate a sublease agreement between Altra and the Company. The Company intends to vigorously contest the case, but will remain open to a favorable settlement in advance of trial scheduled for December 8, 1997.

    In the Matter of the Applications of American Ecology Environmental Services Corp., Permit Nos. AQ-9429, HW-50368, WDW-186, and WDW-229 (SOAH Docket ###-##-####). This matter is a contested proceeding before the Texas State Office of Administrative Hearings wherein AEESC, a wholly owned subsidiary of the Company, is seeking to renew operation permits for its hazardous waste treatment, storage, and disposal facility in Winona, Texas. A locally (Winona, Texas) based organization known as "Mothers Organized to Stop Environmental Sins" ("MOSES") has appeared in the matter seeking to have the permits revoked. As a result of the activities of MOSES and certain individuals, AEESC has determined it cannot continue operation of the facility.

    Virgie Adams, et al v. American Ecology Environmental Services Corporation, et al, Cause No. 236-165224-6, Tarrant County, Texas District Court. On August 30, 1996, Plaintiffs amended their August 6 complaint naming over 677 additional plaintiffs and 87 defendants, including the Company, several of its subsidiaries and customers of its Winona, Texas facility. The Plaintiffs are seeking damages, punitive damages and pre- and post-judgment interest based on claims of negligence, negligence as a matter of law, fraudulent concealment, assault and battery, intentional infliction of emotional distress, res ipsa loquiter and intentional tort. Plaintiffs allege the Company "...failed to handle, treat, store, blend, inject, and otherwise dispose of extremely hazardous and highly toxic substances in a manner...constitut(ing)...compliance with basic health, safety and environmental standards." The case is in the early stages of discovery. The Company believes it has conducted its operations in accordance with applicable laws and regulations, that the lawsuit is without merit and intends to vigorously defend the action.

    American Ecology Environmental Services Corp., et al v. Mildred Krueger, et al, U. S. District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-96-CV-2670-D. The Company and two of its subsidiaries, AEESC and USE, filed suit in the U.S. District Court for the Northern District of Texas against the Defendants seeking an award of actual and punitive damages proven at trial and treble damages, costs and attorneys fees as allowed under the federal racketeering statutes and for appropriate injunctive relief including an order compelling Defendants to cease their improper activities, retract their defamatory statements and to refrain from similar improper activities. The Complaint alleges that the Defendants: violated the RICO statute, defamed AEESC, USE and the Company through various publications and statements; tortuously interfered with existing contractual rights and prospective business relations of AEESC, USE and the Company; disparaged the businesses of AEESC, USE and AEC; engaged in a civil conspiracy for improper purposes to cause the closure of AEESC's Winona, Texas facility; and abused both the administrative and judicial processes within Texas. The case is based on the past and continuing activities of Phyllis Glazer and a non-profit corporation (M.O.S.E.S.) organized by Glazer, her husband and mother, all of whom are defendants. The action alleges that Defendants fraudulently sought to deprive Plaintiffs of their property by spreading misleading and defamatory statements about Plaintiffs and their business operations, and that the Defendants have conspired among themselves to force the closure of the Winona facility for their own pecuniary gain by engaging in a pattern of maliciously disseminating clearly false and defamatory statements concerning the Plaintiffs' businesses and by repeatedly abusing judicial proceedings solely for the purpose of damaging the reputation and financial health of Plaintiffs. Defendants have answered the complaint denying liability and counter-claiming for damages for abuse of process in attempting to deny Plaintiffs' right of free speech. MOSES claims actual and punitive damages in excess of $1 million based on alleged reputational damage, reduced income (in the form of reduced contributions) and costs of legal representation. Notwithstanding the decision to close the Winona facility, the Company intends to vigorously prosecute this case to its conclusion.

    Phyllis Glazer and M.O.S.E.S. v. Gibraltar Chemical Resources, Inc., et al, U.S. District Court Eastern District, Texas, Case No. 6:94-CV-708. This lawsuit, which is a citizen suit brought under the federal Reserve Conservation and Recovery Act and the Clean Air Act, alleges that the Winona facility violated certain permits and regulations, and contributed to the handling, storage, treatment, transportation and disposal of solid and hazardous waste in a manner that presents an imminent and substantial endangerment to health and the environment. The Plaintiffs have requested that the facility be shut down and unspecified civil penalties imposed on the Company. The Company has been granted a partial summary judgment, but the core claims remain subject to indemnity provisions.

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

    James D. Moncrief, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 92-1942-C. Marian Steich, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-054309. Michael Williams, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-2304-C. Tangee E. Daniels, et al v. Atrium Doors and Windows, Inc., et al, District Court of Dallas County, Texas, Civil Action No. 95-091459-L. Each of the above- identified cases, together with the Glazer and Adams cases discussed above, involve AEESC, a subsidiary of the Company, Winona, Texas facility. As discussed elsewhere herein, AEESC has decided to close that facility permanently. Each of these cases seeks unspecified damages for various causes of action, including trespass, nuisance, negligence, gross negligence, and in some cases, fraudulent concealment and fraud. The Plaintiffs claim that they suffered personal injuries and property devaluation as a result of alleged releases of toxic or harmful chemical substances into the environment from the facility. The Moncrief case was tried to a jury in October 1996. The jury awarded damages in the amount of $18,000 on the Plaintiffs' nuisance claim only. Plaintiffs have stated they intend to appeal the verdict and have requested a new trial. All the other cases are in various stages of pre-trial discovery. In the Moncrief, Steich, Williams and Daniels cases, AEESC is relying upon its predecessor parent corporation's insurance coverage for defense and indemnity purposes. With respect to each of the cases, the Company believes it has conducted its operations in accordance with applicable laws and regulations, that each of the lawsuits is without merit and intends to vigorously defend each.

ENVIRONMENTAL MATTERS:

    In the Matter of American Ecology Environmental Services Corporation, SOAH Docket No. ###-##-####. In this matter, the Texas Natural Resources Conservation Commission ("TNRCC"), alleges violations of certain provisions of the Winona Facility's air and surface facilities hazardous waste permits and relevant statutory provisions. The Complaint proposes an administrative penalty assessment of $71,700. An answer has been filed with the TNRCC and settlement discussions are ongoing. The Company will continue to contest this matter if settlement discussions prove unfruitful.

    In re American Ecology Environmental Services Corporation, USEPA Region 6. On March 7, 1997, Company representatives attended a meeting with the USEPA regarding compliance by AEESC with notification requirements of the intention to import waste from a foreign based waste generator. The meeting allowed the Company an opportunity to explain its position regarding the matter and to provide additional relevant information. The alleged violations involve reporting requirements only, not release of pollutants from the facility. EPA anticipates filing an enforcement action against the Company seeking a penalty of approximately $67,500. The Company is currently investigating whether proper information was reported to the EPA.

    In the Matter of American Ecology Recycle Center, Inc., U.S. Environmental Protection Agency, Region 4, Docket No. 96-13-R. Administrative Complaint issued by the USEPA Region 4, Atlanta, alleges AERC, a subsidiary of the Company, failed to make a hazardous waste determination as the generator of hazardous waste, and stored the same for greater than 90 days without a permit. The Complaint seeks civil penalties in the amount of $96,000, disposal of the "wastes" at a permitted facility, and the immediate clean-up of the area in which the materials have been stored. The materials were routinely used in the AERC Chemline Cleaning Process Unit, which was destroyed by a July 1994 fire at the Oakridge facility. AERC is in settlement discussions with the EPA to resolve the matter without a hearing and has submitted a Resolution Plan to the EPA requesting permission to allow processing of the Chemline Residues in the Facility Waste Water Treatment Unit. The Treatment Unit is currently being rebuilt from the fire, and is anticipated to be on-line in April 1997.

    In re Ramp Industries, Inc. Site (Colorado), U.S. Environmental Protection Agency, Denver, Region VIII. USE responded to a CERCLA 104(e) Information Request in March 1996 sent by USEPA to numerous Potentially Responsible Parties. Thus far, USE has not been named as a responsible party at the CERCLA site, and there has not been any further action with respect to the site. Hazardous substances may have been sent by USE to the site from the Company's former operations warehouse in Pleasanton, California. No determination as to ultimate liability can be made at this time and no formal action has been initiated beyond the information requests.

    United States Environmental Protection Agency v. US Ecology, Inc., RCRA No. V-W-025-92. In 1992, the USEPA initiated an administrative enforcement action against USE, a subsidiary of the Company, alleging that USE had failed to comply with certain regulatory requirements to provide financial assurance for closure and post-closure costs as well as liability insurance relating to its hazardous waste management of its facility in Sheffield, Illinois. The EPA is seeking a penalty of approximately $1 million and ordering compliance. USE ceased operations at the facility in 1983, which has been undergoing closure and corrective action pursuant to regulatory requirements and a RCRA Consent Order since that time. Because the Sheffield facility had not been an interim status facility under the RCRA regulations since November 1985, the Company responded that the interim status regulatory requirements for financial assurance and liability insurance do not apply and objected to the penalty as entirely unwarranted. The administrative law judge ruled that the Sheffield facility is subject to the RCRA regulatory requirements for financial assurance and liability insurance. The Company has appealed that decision to the Environmental Appeals Board and is negotiating a reduction of the penalty with the EPA and alternatively seeking to apply the penalty to construction of a supplemental environmental project elsewhere.

    In the Matter of U.S. Department of Energy, US Ecology, Inc., RCRA Docket No. WA7 89000 8967. EPA issued Hazardous and Solid Waste Amendments to a Final RCRA Permit No. WA7 89000 8967, issued August 29, 1994 to the U.S. Department of Energy for the Hanford Federal Reservation, which purports to impose obligations on various parties, including, potentially, USE. USE has sought review of permit condition III.B., identifying certain disposal units operated by USE as Solid Waste Management Units subject to investigation and corrective action. USE also sought review of all other conditions of the HSWA portion of the permit, including definition "g" to the extent that it defines "facility" or "site" to include leased lands, and including Attachments A-F, to the extent that they set forth the requirements that would be applicable to the USE site. After negotiations with the EPA, the appeal was dismissed at the joint request of USE and the EPA, without prejudice to either party's right to reinstate the appeal if settlement is not achieved. USE has submitted an Investigatory Plan to Washington Department of Ecology for the investigation of hazardous constituents. The Plan is pending. It is not possible at this time to predict the outcome of this matter.

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


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

       Items 10, 11, 12 and 13 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, no later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

              1. Financial statements and reports of Balukoff, Lindstrom & Co., P.A. and Arthur Andersen LLP
                            Independent Auditors' Report
                            Reports of Independent Auditors
                            Consolidated Balance Sheets - December 31, 1996 and
                                   1995
                            Consolidated Statements of Operations for the years
                                   ended December 31, 1996, 1995 and 1994
                            Consolidated Statements of Shareholders' Equity for
                                    the years ended December 31, 1996, 1995 and
                                    1994
                            Consolidated Statements of Cash Flows for the years
                                    ended December 31, 1996, 1995 and 1994
                            Notes to Consolidated Financial Statements

              2.     Financial statement schedules

                            Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

              3.     Exhibits

Exhibit                                                                         Incorporated by Reference from
  No.                           Description                                           Registrant's
-------                         -----------                                     -------------------------------
  3.1    Restated Certificate of Incorporation, as amended                         1989 Form 10-K

  3.2    Certificate of Amendment to Restated Certificate of Incorporation         Form S-4 dated 12-24-92
         dated June 4, 1992

  3.3    Amended and Restated Bylaws dated February 28, 1995                       1994 Form 10-K

  10.1   Sublease dated February 26, 1976, between the State of Washington,        Form 10 filed 3-8-84
         the United States Dept. of Commerce and Economic Development, and
         Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.

  10.2   Lease dated May 1, 1977 ("Nevada Lease"), between the state of            Form 10 filed 3-8-84
         Nevada, Dept. of Human Resources and Nuclear Engineering Company,
         with Addendum thereto, dated December 7, 1982

  10.3   Addendum to Nevada Lease dated March 28, 1988                             1989 Form 10-K

  10.4   Nevada State Health Division, Radioactive Material License issued         1989 Form 10-K
         to US Ecology, Inc. dated December 29, 1989

  10.5   Administrative Order by Consent between the United States                 1985 Form 10-K
         Environmental Protection Agency and US Ecology, Inc. ("USE") dated
         September 30, 1985

  10.6   State of Washington Radioactive Materials License issued to US            1986 Form 10-K
         Ecology, Inc. dated January 21, 1987

 10.11   Agreement between the Central Interstate Low-Level Radioactive            2nd Quarter 1988 10-Q
         Waste Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
         January 28, 1988 ("Central Interstate Compact Agreement")

 10.12   Amendment to Central Interstate Compact Agreement dated May 1, 1990            1994 Form 10-K

 10.13   Second Amendment to Central Interstate Compact Agreement dated June            1994 Form 10-K
         24, 1991

 10.14   Third Amendment to Central Interstate Compact Agreement dated July             1994 Form 10-K
         1, 1994

 10.15   Settlement agreement dated May 25, 1988 among the Illinois                     Form 8-K dated 6-7-88
         Department of Nuclear Safety, US Ecology, Inc. and American Ecology
         Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site

 10.16   Nevada Division of Environmental Protection Permit for Hazardous               1988 Form 10-K
         Waste Treatment, Storage and Disposal (Part B) issued to US
         Ecology, Inc. dated June 24, 1988

 10.17   Texas Water Commission Permit for Industrial Solid Waste Management            1988 Form 10-K
         Site (Part B) issued to Texas Ecologists, Inc. dated December 5,
         1988

 10.18   Memorandum of Understanding between American Ecology Corporation               1989 Form 10-K
         and the State of California dated August 15, 1988

 10.19   United States Environmental Protection Agency approval to dispose              1989 Form 10-K
         of non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
         Nevada chemical waste disposal facility

 10.20   Employment Agreement between American Ecology Corporation and C.               1993 Form 10-K
         Clifford Wright, Jr. dated April 1, 1994     * (terminated in 1995)

 10.21   Employment Agreement between American Ecology Corporation and                  1993 Form 10-K
         William P. McCaughey dated April 1, 1994     * (terminated in 1995)

 10.22   Employment Agreement between American Ecology Corporation and                  1993 Form 10-K
         Stephen W. Travers dated April 1, 1994     * (terminated in 1995)

 10.23   Employment Agreement between American Ecology Corporation and Harry            1993 Form 10-K
         O. Nicodemus, IV dated April 1, 1994     * (terminated in 1995)

 10.24   Employment Agreement between American Ecology Corporation and                  1993 Form 10-K
         Ronald K. Gaynor dated April 1, 1994     * (terminated in 1995)

 10.26   Amended and Restated American Ecology Corporation 1992 Stock Option            Proxy Statement dated 4-26-94
         Plan  *

 10.27   Amended and Restated American Ecology Corporation 1992 Outside                 Proxy Statement dated 4-26-94
         Director Stock Option Plan  *

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

 10.31   Security Agreement dated as of December 1, 1994 by American Ecology            1994 Form 10-K
         Corporation in favor of Texas Commerce Bank, National Association
         (terminated by 10.43 below)

 10.32   Security Agreement by subsidiaries of American Ecology Corporation             1994 Form 10-K
         dated as of December 1, 1994 in favor of Texas Commerce Bank,
         National Association (terminated by 10.43 below)

 10.33   Lease Agreement between American Ecology Corporation and VPM 1988-             Form S-4 filed 12-24-92
         1, Ltd. dated October 14, 1992

10.34   Rights Agreement dated as of December 7, 1993 between American                Form 8-K dated 12-7-93
        Ecology Corporation and Chemical Shareholders Services Group, Inc.
        as Rights Agent

10.35   Agreement and Plan of Merger by and between American Ecology                  Form S-4 dated 12-24-92
        Corporation and Waste Processor Industries, Inc.

10.36   Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,            1993 Form 10-K
        the State of Nevada, the Nevada State Environmental Commission, and
        the Nevada Dept. of Human Resources

10.37   Settlement Agreement dated as of January 19, 1994 by and among US             1993 Form 10-K
        Ecology, Inc., Staff of the Washington Utilities and Transportation
        Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
        General Electric Company, the Washington Public Power
        Supply System and Public Service Company of Colorado.

10.38   Agreement dated January 28, 1994 between American Ecology                     Form 8-K dated 2-3-94
        Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward
        F. Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust
        Agreement #2, Thomas W. McNamara and Thomas W. McNamara as a
        the Jenner & Block Profit Sharing Trust No. 082.

10.39   Agreement of Purchase and Sale dated as of April 7, 1994 by and               1st Quarter 1994 Form 10-Q,
        among American Ecology Corp., American Ecology Recycle Center,                3rd Quarter 1994 Form 10-Q
        Inc., Quadrex Environmental Company and Quadrex Corporation, as
        amended by Amendments dated June 14, 1994 and August 22, 1994.

10.40   Stock Purchase Agreement dated as of May 10, 1994 by and between              1st Quarter 1994 Form 10-Q,
        American Ecology Corporation and Mobley Environmental Services,               3rd Quarter 1994 Form 10-Q
        Inc., as amended by Amendment dated September 21, 1994.

10.41   Second Amended Restated Credit Agreement between American Ecology             1995 Form 10-K
        Corporation , its subsidiaries and Texas Commerce Bank National
        Association dated June 30, 1995

10.42   Security Agreement dated June 30, 1995 by American Ecology                    1995 Form 10-K
        Corporation in favor of Texas Commerce Bank National Association.

10.43   Security Agreement dated June 30, 1995 by subsidiaries of American            1995 Form 10-K
        Ecology Corporation in favor of Texas Commerce Bank National
        Association.

  21    List of Subsidiaries                                                          1994 Form 10-K

  23.1  Consent of Arthur Andersen LLP

  23.2  Consent of Balukoff, Lindstrom & Co., P.A.

  27    Financial Data Schedule

        Management contract or compensatory plan.

        (b)    REPORTS ON FORM 8-K

               The Company filed two Reports on Form 8-K during the fourth quarter ended December 31, 1996.


  16.1   Change of Auditors Letter - November 25, 1996                                 Form 8-K

 10.44   Series E Redeemable Convertible Preferred Stock - November 27, 1996           Form 8-K

 10.45   Third Amended & Restated Credit Agreement - February 18, 1997                 Form 8-K

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN ECOLOGY CORPORATION



Dated:  March 25, 1997                 By: /s/ Jack K. Lemley
                                           -------------------------------
                                           Jack K. Lemley
                                           Chairman of the Board, Chief
                                           Executive Officer and President



SIGNATURE                    TITLE                               DATE
---------                    -----                               ----

/s/ Jack K. Lemley           Chairman of the Board, Chief    March 25, 1997
-------------------------    Executive Officer and           --------------
JACK K. LEMLEY               President



/s/ Robert S. Thorn          Chief Accounting Officer        March 25, 1997
-------------------------                                    --------------
ROBERT S. THORN



/s/ Rotchford L. Barker      Director                        March 25, 1997
-------------------------                                    --------------
ROTCHFORD L. BARKER



/s/ Paul Bergson             Director                        March 25, 1997
-------------------------                                    --------------
PAUL BERGSON



/s/ Patricia M. Eckert       Director                        March 25, 1997
-------------------------                                    --------------
PATRICIA M. ECKERT



/s/ Edward F. Heil           Director                        March 25, 1997
-------------------------                                    --------------
EDWARD F. HEIL

/s/ Paul F. Schutt                 Director                  March 25, 1997
-------------------------                                    --------------
PAUL F. SCHUTT


/s/ John J. Scoville               Director                  March 25, 1997
-------------------------                                    --------------
JOHN J. SCOVILLE


/s/ Keith D. Bronstein             Director                  March 25, 1997
-------------------------                                    --------------
KEITH D. BRONSTEIN

                              INDEX TO EXHIBITS


Exhibit                                                                       Incorporated by Reference from
  No.                                Description                                       Registrant's
-------                              -----------                              -------------------------------
  3.1    Restated Certificate of Incorporation, as amended                         1989 Form 10-K

  3.2    Certificate of Amendment to Restated Certificate of Incorporation         Form S-4 dated 12-24-92
         dated June 4, 1992

  3.3    Amended and Restated Bylaws dated February 28, 1995                       1994 Form 10-K

  10.1   Sublease dated February 26, 1976, between the State of Washington,        Form 10 filed 3-8-84
         the United States Dept. of Commerce and Economic Development, and
         Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.

  10.2   Lease dated May 1, 1977 ("Nevada Lease"), between the state of            Form 10 filed 3-8-84
         Nevada, Dept. of Human Resources and Nuclear Engineering Company,
         with Addendum thereto, dated December 7, 1982

  10.3   Addendum to Nevada Lease dated March 28, 1988                             1989 Form 10-K

  10.4   Nevada State Health Division, Radioactive Material License issued         1989 Form 10-K
         to US Ecology, Inc. dated December 29, 1989

  10.5   Administrative Order by Consent between the United States                 1985 Form 10-K
         Environmental Protection Agency and US Ecology, Inc. ("USE") dated
         September 30, 1985

  10.6   State of Washington Radioactive Materials License issued to US            1986 Form 10-K
         Ecology, Inc. dated January 21, 1987

  10.11  Agreement between the Central Interstate Low-Level Radioactive            2nd Quarter 1988 10-Q
         Waste Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
         January 28, 1988 ("Central Interstate Compact Agreement")

 10.12   Amendment to Central Interstate Compact Agreement dated May 1, 1990            1994 Form 10-K

 10.13   Second Amendment to Central Interstate Compact Agreement dated June            1994 Form 10-K
         24, 1991

 10.14   Third Amendment to Central Interstate Compact Agreement dated July             1994 Form 10-K
         1, 1994

 10.15   Settlement agreement dated May 25, 1988 among the Illinois                     Form 8-K dated 6-7-88
         Department of Nuclear Safety, US Ecology, Inc. and American Ecology
         Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site

 10.16   Nevada Division of Environmental Protection Permit for Hazardous               1988 Form 10-K
         Waste Treatment, Storage and Disposal (Part B) issued to US
         Ecology, Inc. dated June 24, 1988

 10.17   Texas Water Commission Permit for Industrial Solid Waste Management            1988 Form 10-K
         Site (Part B) issued to Texas Ecologists, Inc. dated December 5,
         1988

 10.18   Memorandum of Understanding between American Ecology Corporation               1989 Form 10-K
         and the State of California dated August 15, 1988

 10.19   United States Environmental Protection Agency approval to dispose              1989 Form 10-K
         of non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
         Nevada chemical waste disposal facility

 10.20   Employment Agreement between American Ecology Corporation and C.               1993 Form 10-K
         Clifford Wright, Jr. dated April 1, 1994     * (terminated in 1995)

 10.21   Employment Agreement between American Ecology Corporation and                  1993 Form 10-K
         William P. McCaughey dated April 1, 1994     * (terminated in 1995)

 10.22   Employment Agreement between American Ecology Corporation and                  1993 Form 10-K
         Stephen W. Travers dated April 1, 1994     * (terminated in 1995)

 10.23   Employment Agreement between American Ecology Corporation and Harry            1993 Form 10-K
         O. Nicodemus, IV dated April 1, 1994     * (terminated in 1995)

 10.24   Employment Agreement between American Ecology Corporation and                  1993 Form 10-K
         Ronald K. Gaynor dated April 1, 1994     * (terminated in 1995)

 10.26   Amended and Restated American Ecology Corporation 1992 Stock Option            Proxy Statement dated 4-26-94
         Plan  *

 10.27   Amended and Restated American Ecology Corporation 1992 Outside                 Proxy Statement dated 4-26-94
         Director Stock Option Plan  *

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

 10.31   Security Agreement dated as of December 1, 1994 by American Ecology            1994 Form 10-K
         Corporation in favor of Texas Commerce Bank, National Association
         (terminated by 10.43 below)

 10.32   Security Agreement by subsidiaries of American Ecology Corporation             1994 Form 10-K
         dated as of December 1, 1994 in favor of Texas Commerce Bank,
         National Association (terminated by 10.43 below)

 10.33   Lease Agreement between American Ecology Corporation and VPM 1988-             Form S-4 filed 12-24-92
         1, Ltd. dated October 14, 1992

10.34   Rights Agreement dated as of December 7, 1993 between American                Form 8-K dated 12-7-93
        Ecology Corporation and Chemical Shareholders Services Group, Inc.
        as Rights Agent

10.35   Agreement and Plan of Merger by and between American Ecology                  Form S-4 dated 12-24-92
        Corporation and Waste Processor Industries, Inc.

10.36   Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,            1993 Form 10-K
        the State of Nevada, the Nevada State Environmental Commission, and
        the Nevada Dept. of Human Resources

10.37   Settlement Agreement dated as of January 19, 1994 by and among US             1993 Form 10-K
        Ecology, Inc., Staff of the Washington Utilities and Transportation
        Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
        General Electric Company, the Washington Public Power
        Supply System and Public Service Company of Colorado.

10.38   Agreement dated January 28, 1994 between American Ecology                     Form 8-K dated 2-3-94
        Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward
        F. Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust
        Agreement #2, Thomas W. McNamara and Thomas W. McNamara as a
        the Jenner & Block Profit Sharing Trust No. 082.

10.39   Agreement of Purchase and Sale dated as of April 7, 1994 by and               1st Quarter 1994 Form 10-Q,
        among American Ecology Corp., American Ecology Recycle Center,                3rd Quarter 1994 Form 10-Q
        Inc., Quadrex Environmental Company and Quadrex Corporation, as
        amended by Amendments dated June 14, 1994 and August 22, 1994.

10.40   Stock Purchase Agreement dated as of May 10, 1994 by and between              1st Quarter 1994 Form 10-Q,
        American Ecology Corporation and Mobley Environmental Services,               3rd Quarter 1994 Form 10-Q
        Inc., as amended by Amendment dated September 21, 1994.

10.41   Second Amended Restated Credit Agreement between American Ecology             1995 Form 10-K
        Corporation , its subsidiaries and Texas Commerce Bank National
        Association dated June 30, 1995

10.42   Security Agreement dated June 30, 1995 by American Ecology                    1995 Form 10-K
        Corporation in favor of Texas Commerce Bank National Association.

10.43   Security Agreement dated June 30, 1995 by subsidiaries of American            1995 Form 10-K
        Ecology Corporation in favor of Texas Commerce Bank National
        Association.

  21    List of Subsidiaries                                                          1994 Form 10-K

  23.1  Consent of Arthur Andersen LLP

  23.2  Consent of Balukoff, Lindstrom & Co., P.A.

  27    Financial Data Schedule