Form 10-Q
period 1997-03-31
AMERICAN ECOLOGY CORP
filed 1997-05-14
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1997


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


    For the transition period from____________________to____________________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            95-3889638
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


            805 W. Idaho
             Suite #200
            Boise, Idaho                                       83702-8916
----------------------------------------                       -----------
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

                               YES  [X]   NO  [ ]

     At April 30, 1997 Registrant had outstanding 8,015,308 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                       THREE MONTHS ENDED MARCH 31, 1997


                               TABLE OF CONTENTS

                        PART 1.   FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements                                           PAGE
             Financial Statements                                                          3
               (Unaudited)

             Consolidated Statements of Operations                                         4
               (Unaudited)

             Consolidated Statements of Cash Flows                                         5
               (Unaudited)

             Notes to Consolidated Financial Statements                                    6

Item 2.      Management's Discussion and Analysis of Financial Condition of Operations    10


                        PART II.   OTHER INFORMATION


Item 1.      Legal Proceedings                                                            14

Item 2.      Changes in Securities                                                        14

Item 3.      Defaults upon Senior Securities                                              14

Item 4.      Submission of Matters to a Vote of Security Holders                          14

Item 5.      Other Information                                                            14

Item 6.      Exhibits and Reports on Form 8-K                                             14

             Signature                                                                    15

PART I           FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                           March 31,    December 31,
                                                                              1997          1996
                                                                           ----------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $      439    $      185
    Investment securities                                                         331           410
    Receivables - trade and other, net of allowance for
       doubtful accounts of $1,224 and $1,028 respectively                      8,025        10,396
    Income tax receivable                                                         783           740
    Prepayments and other                                                         569           949
                                                                           ----------    ----------
         Total current assets                                                  10,147        12,680

Cash and investment securities, pledged                                        15,223        16,394
Property and equipment, net                                                    13,622        14,255
Deferred site development costs                                                54,213        53,030
Intangible assets relating to acquired businesses, net                            456           462
Other assets                                                                    2,119         2,206
                                                                           ----------    ----------
         Total assets                                                      $   95,780    $   99,027
                                                                           ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Revolving credit loan                                                  $       --    $       --
    Current portion of long term debt                                              62           503
    Accounts payable                                                            8,608        10,470
    Accrued liabilities                                                        16,509        16,876
    Deferred site maintenance, current portion                                  1,524         1,524
                                                                           ----------    ----------
         Total current liabilities                                             26,703        29,373

Long term debt, excluding current portion                                      37,202        36,202
Deferred site maintenance, excluding current portion                           19,566        19,848

COMMITMENTS AND CONTINGENCIES
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
         1,000,000 shares authorized, none issued                                  --            --
    Series D cumulative convertible preferred stock, $.01 par value,
         105,264 authorized, 105,264 shares issued and outstanding                  1             1
    Series E redeemable convertible preferred stock, $10.00 par value,
         300,000 authorized, 300,000 shares issued and outstanding              3,000         3,000
    Common stock, $.01 par value, 20,000,000 authorized, 8,015,308
         and 8,010,017 shares issued and outstanding, respectively                 80            80
    Additional paid-in capital                                                 47,018        46,971
    Unrealized gain (loss) on securities available-for-sale                      (726)         (477)
    Retained earnings (deficit)                                               (37,064)      (35,971)
                                                                           ----------    ----------
         Total shareholders' equity                                            12,309        13,604
                                                                           ----------    ----------

                 Total Liabilities and Shareholders' Equity                $   95,780    $   99,027
                                                                           ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                 1997        1996
                                               --------    --------
Revenues                                       $  9,629    $ 12,150
Operating Costs                                   6,594      12,543
                                               --------    --------

Gross profit (loss)                               3,035        (393)
Selling, general and administrative expenses      4,027       3,317
                                               --------    --------

Loss from operations
                                                   (992)     (3,710)
Investment income (loss)                             42         180
(Gain) on sale of assets                             --         (13)
Other income                                        (83)       (229)

Loss before income taxes                           (951)     (3,288)
Income tax benefit                                  (43)       (329)
                                               --------    --------

Net loss                                           (908)     (2,959)
Preferred stock dividends                           186         104
                                               --------    --------

Net income (loss) available to common
    shareholders                                 (1,094)     (3,063)
                                               ========    ========

Net loss per share, primary                    $   (.11)   $   (.39)
                                               ========    ========

Dividends paid per common share                $     --    $     --
                                               ========    ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                          Three Months Ended March 31,
                                                              1997           1996
                                                          -----------    -------------
Cash flows from operating activities:
    Net loss                                                 $   (908)   $ (2,959)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                               919         917
      Deferred income tax provision (benefit)                     (33)       (406)
      Gain on sale of assets                                       --          (7)
    Changes in assets and liabilities:
      Receivables                                               2,328       3,729
      Investment securities classified as trading                 737          28
      Other assets                                                367         271
      Accounts payable and accrued liabilities                 (2,515)     (3,328)
      Deferred site maintenance                                  (282)       (295)
                                                             --------    --------
         Total adjustments                                      1,521         909
                                                             --------    --------

Net cash provided by (used in) operating activities               613       2,050
                                                             --------    --------

Cash flows from investing activities:
    Capital expenditures                                         (180)       (393)
    Site development costs, including capitalized interest       (551)     (1,598)
    Proceeds from sales of property and equipment                  --          53
    Proceeds from the sale of investment securities               434          --
    Transfers from cash and investment securities, pledged       (169)       (143)
                                                             --------    --------
Net cash used in investing activities                            (466)     (2,081)
                                                             --------    --------

Cash flows from financing activities:
    Proceeds from issuances of indebtedness                     5,800      10,959
    Repayments of indebtedness                                 (5,693)     (6,905)
    Payment of cash dividends                                      --          --
                                                             --------    --------
Net cash provided by (used in) financing activities              (107)     (3,954)
                                                             --------    --------

Increase (decrease) in cash and cash equivalents                  254        (177)
Cash and cash equivalents at beginning of period                  185         229
                                                             --------    --------
Cash and cash equivalents at end of period                   $    439    $  1,711
                                                             ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest, net of amounts capitalized                   $     --    $     --
      Income taxes                                                 --          --

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior period financial statements to conform to the current period presentation.

NOTE 2. TERM LOAN AND LONG-TERM DEBT.

Long term debt at March 31, 1997 and December 31, 1996 consisted of the following (in thousands):

                                       March 31,     December 31,
                                         1997           1996
                                      -----------    ------------
Secured bank credit facility          $    36,992    $    36,116
Capital lease obligations and other           272            589
                                      -----------    -----------
                                      $    37,264    $    36,705
Less: Current maturities                      (62)          (503)
                                      -----------    -----------
Long-term debt                        $    37,202    $    36,202

Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

                     Year Ended
                    December 31,
                    ------------
                        1997                        $     62
                        1998                              86
                        1999                           5,000
                        2000                          32,054
                        Total                       $ 37,202

On October 31, 1996 the Company renegotiated its prior bank debt under the terms of a Third Amended and Restated Credit Agreement ("Credit Agreement").

The new term loans, subject to satisfaction of certain conditions, extend the maturity of the Company's existing bank debt to December 31, 2000 (the maturity date). Interest on this debt will accrue at a rate of 7% through 1998. Thereafter, interest is to be paid quarterly at the rate of 10% or prime, whichever is greater. Principal repayments will commence on December 31, 1999 with $5,000,000 due on that date and quarterly payments of $250,000 thereafter. The total debt balance remaining at the maturity date will be due and payable on that date. The secured debt now consists solely of a Term Loan and a Revolving Credit Loan. Subject to the terms and conditions of the Credit Agreement, the Company's bank agrees to lend the Company an advancing term loan, in a series of advances, up to a maximum of $38,000,000. The Revolving Credit loan portion of this loan is represented by a single revolving promissory note in the original principal sum of $5,000,000 (the "Revolving Credit Note"). No further advances of any Revolving Credit Loans shall occur after the Maturity Date. The agreement to lend the

Company up to a maximum of $38,000,000 does not constitute new debt, but is a restructuring of existing debt plus some additional availability solely for the capitalization of accrued interest and certain fees.

Under the terms of the Credit Agreement the Company increased long-term debt by $1,684,000. Included in the total long- term debt balance is accrued unpaid interest of $1,244,019 and $266,604 for debt restructuring fees.

As of December 31, 1996, the outstanding balance of the Term Loan was $36,202,000. The Company also had incurred $212,843 in accrued interest (at 7%) since October 31, 1996 which was capitalized into the term loan. Additionally, interest accrued at an incremental rate of 3% on the entire amount of debt outstanding since October 31, 1996 amounted to $180,071 as of December 31, 1996.

Then at March 31, 1997 the outstanding balance of the Term Loan was $36,992,273. Interest accrued at 7% in the amount of $2,315,759 was capitalized into the term loan. Additionally, interest accrued at the incremental rate of 3% on the entire amount of debt outstanding since October 31, 1996 amounted to $450,734 at March 31, 1997.

In exchange for extending the terms, the bank received warrants, exercisable only upon maturity or the occurrence of a monetary default, to purchase up to 10% of the Company's then outstanding shares for $1.50 per share. However, the Company can eliminate these warrants by the payment on maturity of all principal and interest plus additional interest equal to the difference between the interest accrued through 1998 and interest for the same period at the fixed rate of 10%. The bank eliminated its existing conversion feature on the Fee Capitalization portion of the outstanding debt. In addition to the changes in economic terms, the Company's financial covenants were restructured to match the Company's current situation and financial plan. The new covenants should allow the Company to operate without requesting quarterly waivers of covenant defaults. The bank has agreed also to allow the Company to use some of the capital freed up by its restructuring as working capital. The terms of the bank loan prohibit dividend payments on the Company's common stock until the bank debt is fully retired.

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

As a condition to the extension of these terms, and in addition to the $3,000,000 in equity already raised, the Company is required to use its best efforts to raise an additional $2,000,000 in equity on or before June 30, 1997. In order to meet this second equity condition and to give all common shareholders the ability to participate in the Company's increased equity base, the Company will use its best efforts to register a rights offering to holders of the Company's common stock. In the rights offering, which will be made only by means of a prospectus, the Company would offer each common shareholder, as of a record date expected to be on or about the second business day before the registration statement for the rights offering is declared effective by the Securities and Exchange Commission (SEC), the right to purchase for $1 one share of newly issued common stock for each share of common stock held on such record date. The rights would expire unless exercised within 30 days after the offer commences. As of March 31, 1997, the Company had 8,015,308 shares of common stock outstanding.

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

The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of March 31, 1997, the Company had deferred $54,213,000 (57% of total assets) of pre- operational facility development costs of which $7,543,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of waste in the CIC. As of March 31, 1997 the Company has contributed and deferred approximately $7,258,000 (8% of total assets), of which $1,166,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to the granting of the license. The Company expects all costs which it has deferred for this facility, plus additional unrecognized project interest costs, to be included as a component of the rate-base. The agreed contract interest cost reimbursement as part of the rate-base may yield an additional $15 million in revenue, however, there can be no assurance that all of these amounts will be approved. In addition, the CIC has the option to terminate the contract, upon ten (10) days written notice, in the event it has expended the additional $31.1 million provided under the last contract amendment, and the State of Nebraska's licensing decision has not been made, and the major generators in the compact region have either ceased funding the project or thereafter notified the CIC, pursuant to amendment No. 5 of its contract with the CIC, that the major generators intend to cease funding of the project. As of December 31, 1996, approximately $25.2 million had been expended under the last contract amendment. If the CIC elects to terminate the contract, then the Company has no further claim or right to reimbursement of its contributions or accrued interest unless the CIC and the Company agree to go forward with the facility, in which event the Company retains its rights to recover its contribution together with any accrued interest.

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

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while facilities being developed are undergoing activities to ready them for their intended use. Interest during the three month periods ended March 31, 1997 and 1996 capitalized was $902,000 and $942,000, respectively.

NOTE 4. EARNINGS PER SHARE.

The calculation of net loss per common and common equivalent share for the three months ended March 31, 1997 and 1996, respectively, is as follows:

                                                 (000'S EXCEPT PER SHARE AMOUNTS)
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------------
                                                    1997                1996
                                                 -----------         ------------
Net loss                                             $  (908)        $(2,959)
                                                     =======         =======

Weighted average shares outstanding:
Common shares outstanding at end of period             8,015           7,826
Effect of using weighted average common and
  common equivalent shares outstanding                    (4)             (4)
                                                     -------         -------


Shares used in computing earnings (loss) per share     8,011           7,822
                                                     =======         =======

Net loss per common equivalent share                 $  (.11)        $  (.37)
                                                     =======         =======

NOTE 5. COMMITMENTS AND CONTINGENCIES.

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

In addition to the litigation described below in Part II, Item 1., the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

Management has not established reserves for the matters discussed in Part II,
Item 1., other than for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, management's estimates with respect to such matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters described herein, will not have a material adverse effect on the operations or financial condition of the Company.

NOTE 6. PREFERRED STOCK

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

By redemption, each share shall be redeemed by the Company on the first business day following the issuance of Common Stock in a Rights Offering, to the extent that the purchase price of the Common Stock sold in the Rights Offering plus the stated amount of the Series E Preferred outstanding on the redemption date is in excess of $5,000,000. If less than all of the Series E Preferred Stock outstanding is redeemed, the Series E Preferred Stock to be redeemed shall be determined pursuant to the agreement for the initial purchase of the Series E Preferred Stock. Any Rights Offering shall be an offer, to all holders of record of the Company's Common Stock on or about the second business day preceding the date the registration of the Rights Offering is declared effective by the SEC, to purchase one share of Common Stock held on the record date at a purchase price of $1 per share, payable within 30 days after the Rights Offering.

By conversion, if there is a Rights Offering and less than 5,000,000 shares of Common Stock are sold, one share of Series E Preferred Stock shall be converted into 10 shares of fully paid and non-assessable Common Stock for each 10 shares or portion thereof of Common Stock less than 5,000,000 sold in the Rights Offering. Such conversion shall occur on the first business day following the expiration of the Rights Offering.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in Notes 3 and 5 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below.

CAPITAL RESOURCES AND LIQUIDITY

The Company has incurred recurring losses from operations, had a working capital deficit of $16,556,000 as of March 31, 1997, and is currently experiencing difficulty paying its on-going obligations as they become due.
The Company has been successful in improving some of its short-term operating results which may help relieve this situation. There has been an improvement in working capital over the past twelve months when the working capital deficit was $17,704,000 at March 31, 1997. Of course, the Company cannot be certain about its ability to further improve short-term operating results. The Company's financial statements as of March 31, 1997, do not contain any adjustments to asset carrying amounts or for the amount of liabilities that might result from asset liquidations. Management's actions and plans to address these issues are as follows:

CREDIT AGREEMENT

A Third Amended and Restated Credit Agreement was executed on December 31, 1996, but dated effective October 31, 1996 between the Company and its bank lender, Texas Commerce Bank. This Credit Agreement extends the maturity of the credit agreement to December 31, 2000, and modifies certain other terms. A description of the Credit Agreement as so amended is set forth in Note 2 to the Consolidated Financial Statements. As of March 31, 1997, the Company had available borrowings of $684,000 under its Credit Agreement.

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

SENIOR MANAGEMENT CHANGES

Mr. Joe Nagel was appointed Chief Operating Officer of USEcology, one of the Company's principal operating subsidiaries.

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

In the plan, capital expenditures were limited in 1996, and will be for 1997, to the development of the Ward Valley Project, certain regulatory obligations, and required operational repairs. Again, in 1997, capital expenditures will be limited in the same way, with the addition of the new cell constructed at TECO in Robstown, Texas for non-hazardous industrial waste.

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

For the three months ended March 31, 1997, the Company raised no additional capital, but generated cash from operations of $613,000, spent $180,000 for capital expenditures excluding site development costs, invested $281,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $902,000 related to the Ward Valley and Butte facilities.

FUTURE CONSIDERATIONS

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

The Company will make its best effort to register a Rights Offering to holders of the Company's common stock. This offering will offer each shareholder the opportunity to buy an additional share of stock for each one owned at one dollar. This will make available, by full subscription, the possibility to raise an additional $8,000,000 of capital.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The Company reported a net loss of $908,000 for the three months ended March 31, 1997, compared to a net loss of $2,959,000 for the three months ended March 31, 1996, which indicates a marked improvement of the previous year comparison when revenues decreased $7,600,000 from the first quarter of 1995.

REVENUES

Revenues for the first quarter of 1997 decreased $2,521,000, a 21% decline, compared to the first quarter of 1996.

Low-level radioactive waste ("LLRW") revenues increased $862,000. LLRW remediation project revenues increased due to Richland and Nebraska. Revenues for the Richland, Washington, facility were $1,797,000 compared to $1,118,000 for the 1st quarter a year ago.

Chemical waste revenues decreased $3,383,000. Disposal revenues generated by the Company's chemical waste landfill operation in Beatty, Nevada, decreased by approximately $924,000 due principally to volume reductions as a result of California pricing on similar landfills. Further reductions of $2,477,000 are a result of the Winona, Texas facility closure. The Winona site stopped accepting waste in August 1996. Then management agreed to a closure plan for the Winona facility, within the corporation, as of March 17, 1997.

OPERATING COSTS

Total operating costs decreased $5,949,000 for the first quarter of 1997 as compared to the first quarter of 1996 for a variety of reasons. The Winona facility has not received any waste from customers since August 1996, the Beatty facility has decreased operations by about 70-75%, AET, our transportation division decreased by 30-35% when the Winona facility closed, and the Oak Ridge facility has been faced with several problems, delays and shortage of working capital. The many efforts exercised by both Chemical and LLRW divisions should allow for improved performance next quarter. The Company as a whole is demonstrating a positive trend in operating results even with decreasing revenues by recapturing a portion of the market share lost and monitoring all costs very closely. In addition to regaining market share, the Company has been making every effort to analyze each aspect of the two operating divisions and determine how they can best maximize operating performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the quarter ended March 31, 1997 selling, general and administrative expenses ("SG&A") increased $710,000 as compared to the quarter ended March 31, 1996, with the major component being legal expenses.

During the same period, corporate overhead decreased by approximately $672,000 due to reductions in corporate personnel, a decrease in amortization of deferred debt issuance costs and other cost saving measures taken by the Company over the last 18 months as described under the caption Capital Resources and Liquidity.

INVESTMENT INCOME

Net investment income is comprised of interest income earned on various debt securities, certificates of deposit and other interest bearing deposits, and dividend income and capital gains and losses earned on the Company's preferred stock portfolio. This portfolio is principally the Company's captive insurance investments reinsuring the present value of certain long-term closure and post-closure liabilities. The amount of investment income in 1997 increased $40,000 from the same first three months of 1996 due principally to a closer supervision on outstanding investments in 1997 as compared to 1996. In December 1996, the Company terminated the trustee of the Company's captive insurance investment portfolio, and appointed a new trustee, Merrill Lynch Trust Company of America.

INCOME TAXES

The Company's effective income tax (benefit) rates for the three months ended March 31, 1997 was (5)% and (10)% for the same period one year ago. The effective benefit rate of (5)% in 1997 and 1996 does not reflect any recognition of future tax benefits on timing differences or net operating loss carryforwards.

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

In addition to the litigation previously reported, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

Management has not established reserves for litigation, other than for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, management's estimates with respect to such matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation previously reported , will not have a material adverse effect on the operations or financial condition of the Company.

For the period reported herein, there were no material developments with respect to previously reported legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.   Exhibits

               27     Financial Data Schedule

        b.   Reports on Form 8-K

               February 18, 1997 Form 8-K filed relating to the Third Amended and Restated Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN ECOLOGY CORPORATION
                                               (REGISTRANT)


Date: May 14, 1997                     By: /s/ Jack K. Lemley
                                           -----------------------------------
                                           Jack K. Lemley
                                           Chief Executive Officer


Date: May 14, 1997                     By: /s/ R. S. Thorn
                                           -----------------------------------
                                           R. S. Thorn
                                           Vice President of Administration
                                           Chief Accounting Officer