Form 10-Q
period 1997-06-20
AMERICAN ECOLOGY CORP
filed 1997-08-05
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1997


                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


    For the transition period from          to
                                   --------    --------


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           95-3889638
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


           805 W. Idaho
           Suite #200
           Boise, Idaho                                       83702-8916
           ------------                                       ----------
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

                             YES [X]    NO [ ]

     At July 15, 1997 Registrant had outstanding 8,113,312 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED JUNE 30, 1997


                               TABLE OF CONTENTS

                         PART 1. FINANCIAL INFORMATION


Item 1.       Consolidated Financial Statements                           PAGE


              Consolidated Balance Sheet                                    3
                (Unaudited)

              Consolidated Statements of Operations                         4
                (Unaudited)

              Consolidated Statements of Cash Flows                         5
                (Unaudited)

              Notes to Consolidated Financial Statements                    6

Item 2.       Management's Discussion and Analysis of
               Financial Condition of Operations                            9


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                             12

Item 2.       Changes in Securities                                         14

Item 3.       Defaults upon Senior Securities                               14

Item 4.       Submission of Matters to a Vote of Security Holders           14

Item 5.       Other Information                                             16

Item 6.       Exhibits and Reports on Form 8-K                              16

              Signature                                                     17

PART 1      FINANCIAL INFORMATION
ITEM 1      Financial Statements



                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                            June 30,      December 31,
                                                                              1997            1996
                                                                          ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $        454    $        185
     Investment securities                                                        --               410
     Receivables - trade and other, net of allowance for
        doubtful accounts of $1,260 and $1,155 respectively                      9,069          10,396
     Income tax receivable                                                         740             740
     Insurance claim receivable                                                   --              --
     Prepayments and other                                                         756             949
                                                                          ------------    ------------
         Total current assets                                                   11,019          12,680

Cash and investment securities, pledged                                         14,550          16,394
Property and equipment, net                                                     13,236          14,255
Deferred site development costs                                                 55,647          53,030
Intangible assets relating to acquired businesses, net`                            450             462
Other assets                                                                     2,134           2,206
                                                                          ------------    ------------
         Total assets                                                     $     97,036    $     99,027
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                    $       --      $        503
     Accounts payable                                                            8,739          10,470
     Accrued liabilities                                                        16,208          16,876
     Deferred site maintenance, current portion                                  1,524           1,524
     Income taxes payable                                                          226            --
                                                                          ------------    ------------
         Total current liabilities                                              26,697          29,373

Long term debt, excluding current portion                                       36,660          36,202
Deferred site maintenance, excluding current portion                            19,348          19,848

COMMITMENTS AND CONTINGENCIES
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
         1,000,000 shares authorized, 405,264 issued and outstanding              --              --
     Series D cumulative convertible preferred stock, $.01 par value,
         105,264 authorized, 105,264 shares issued and outstanding                   1               1
     Series E redeemable convertible preferred stock, $10.00 par value,
         300,000 authorized, 300,000 shares issued and outstanding               3,000           3,000
     Common stock, $.01 par value, 25,000,000 authorized, 8,113,312
         and 8,010,017 shares issued and outstanding, respectively                  81              80
     Additional paid-in capital                                                 47,184          46,971
     Unrealized gain (loss) on securities available-for-sale                      --              (477)
     Retained earnings (deficit)                                               (35,935)        (35,971)
                                                                          ------------    ------------
         Total shareholders' equity                                             14,331          13,604
                                                                          ------------    ------------
         Total Liabilities and Shareholders' Equity                       $     97,036    $     99,027
                                                                          ============    ============


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)


                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 1997        1996        1997        1996
                                               --------------------    --------------------
Revenues                                       $ 10,702    $ 14,038    $ 20,331    $ 26,188
Operating Costs                                   6,714      11,782      13,308      24,325
                                               --------    --------    --------    --------

Gross profit (loss)                               3,988       2,256       7,023       1,863
Selling, general and administrative expenses      3,902       3,103       7,929       6,420

Income (Loss) from operations                        86        (847)       (906)     (4,557)
Investment Income                                  (328)       (197)       (286)       (377)
Gain on sale of assets                             (107)        (63)       (107)        (76)
Other (Income) expense                             (963)        115      (1,046)       (114)
                                               --------    --------    --------    --------

Net Income (Loss) before income taxes             1,484        (702)        533      (3,990)
Income tax expense (benefit)                        163      (1,016)        120      (1,345)
                                               --------    --------    --------    --------

Net Income (Loss)                                 1,321         314         413      (2,645)
Preferred stock dividends                           189         105         375         209
                                               --------    --------    --------    --------

Net income (Loss) available to common
     shareholders                              $  1,132    $    209    $     38    $ (2,854)
                                               ========    ========    ========    ========

Net Earnings (Loss) per share, primary         $    .14    $    .03    $    .01    $   (.36)
                                               ========    ========    ========    ========

Net Earnings (Loss) per share, fully diluted   $    .08    $   --      $    .04    $   --
                                               ========    ========    ========    ========

Dividends paid per common share                $   --      $   --      $   --      $   --
                                               ========    ========    ========    ========



See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)


                                                              Six Months Ended June 30,
                                                                 1997          1996
                                                              ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                        $      413    $   (2,645)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                             1,877         2,195
         Deferred income tax provision                                88          --
         Gain on sale of assets                                     (107)          (76)
              Loss on sale of securities                              59          --
     Changes in assets and liabilities:
       Receivables                                                 1,327         1,201
       Income tax refund                                            --           4,521
       Proceeds from insurance claim                                --           1,811
       Investment securities classified as trading                   267          --
       Other assets                                                   65          (593)
       Accounts payable and accrued liabilities                   (2,497)       (1,272)
       Deferred site maintenance                                    (500)         (524)
                                                              ----------    ----------
         Total adjustments                                           579         7,263
                                                              ----------    ----------

Net cash provided by operating activities                            992         4,618
                                                              ----------    ----------

Cash flows from investing activities:
     Capital expenditures                                           (646)         (571)
     Site development costs, including capitalized interest       (1,332)       (2,804)
     Proceeds from sales of property and equipment                  --             116
     Proceeds from sales of investment securities                  1,660          --
     Transfers from cash and investment securities, pledged          745           324
                                                              ----------    ----------
Net cash used in investing activities                                427        (2,935)
                                                              ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of indebtedness                       11,123        18,849
     Repayments of indebtedness                                  (12,273)      (19,007)
                                                              ----------    ----------
Net cash provided by (used in) financing activities               (1,150)         (158)
                                                              ----------    ----------

Increase in cash and cash equivalents                                269         1,525
Cash and cash equivalents at beginning of period                     185           229
                                                              ----------    ----------
Cash and cash equivalents at end of period                    $      454    $    1,754
                                                              ==========    ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest, net of amounts capitalized                   $     --      $     --
       Income taxes                                                 --            --




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

NOTE 2.    TERM LOAN AND LONG-TERM DEBT

Long term debt at June 30, 1997 and March 31, 1997 consisted of the following (in thousands):

                                            June 30,  March 31,
                                              1997      1997
                                           --------   --------
Secured bank credit facility                $ 36,390  $ 36,992
Capital lease obligations and other              270       272
                                            --------   -------
                                              36,660    37,264
Less:  Current maturities                       --         (62)
                                            --------   -------
Long-term debt                              $ 36,660  $ 37,202

Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

                   Year Ended
                  December 31,
                  ------------
                      1997                $        0
                      1998                        86
                      1999                     5,000
                      2000                    31,574
                                          ----------
                     Total                $   36,660


On October 31, 1996 the Company renegotiated its prior bank debt under the terms of a Third Amended and Restated Credit Agreement ("Credit Agreement"). No amendments to this Credit Agreement have been made since that time.

At June 30, 1997 the outstanding balance of the Term Loan was $36,390,000. Interest accrued at 7% in the amount of $2,968,750 was capitalized into the Term Loan. Additionally, interest accrued at an incremental rate of 3% on the entire amount of the debt outstanding since October 31, 1996 amounted to $729,551 at June 30, 1997.

NOTE 3.    DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact in California ("Ward Valley facility") and the Central Interstate Compact in

Nebraska ("Butte facility"). The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of June 30, 1997, the Company had deferred $48,279,000 (50% of total assets), of pre-operational facility development costs of which $8,365,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudence review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs that it has deferred for this facility, plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of the costs will be recovered.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the CIC. As of June 30, 1997, the Company has contributed and deferred approximately $7,368,000 (8% of total assets) of which $1,276,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of these costs will be recovered. The Company expects all costs which it has deferred for this facility, plus additional unrecognized project interest costs, to be included as a component of the rate-base. The contract allowing interest cost reimbursement as part of the rate-base may yield an additional $15 million in revenue, however, there can be no assurance that all of these amounts will be approved. In addition, the CIC has the option to terminate the contract, upon ten (10) days written notice, in the event it has expended the additional $31.1 million provided under the last contract amendment, and the State of Nebraska's licensing decision has not been made, and the major generators in the compact region have either ceased funding the project or thereafter notified the CIC, pursuant to amendment No. 5 of its contract with the CIC, that the major generators intend to cease funding of the project. As of June 30, 1997, approximately $28.6 million had been expended under the last contract amendment. If the CIC elects to terminate the contract, then the Company has no further claim or right to reimbursement of its contributions or accrued interest unless the CIC and the Company agree to go forward with the facility, in which event the Company retains its rights to recover its contribution together with any accrued interest.

The construction and operation of the Ward Valley and Butte facilities are still being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings. These issues were discussed in detail in the 1996 Form 10-K under Part I, Item I, "Business
- Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "-Proposed Butte, Nebraska Facility". At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations.

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the six month periods ended June 30, 1997 and 1996 was $1,834,000 and $1,751,000, respectively.

NOTE 4.    EARNINGS PER SHARE

The calculation of earnings per share for the three and six months ended June 30, 1997 and 1996, respectively, is as follows:

                                                                   (000'S EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                          ------------------------    ------------------------
                                                             1997          1996          1997          1996
                                                          ----------    ----------    ----------    ----------
PRIMARY
Net earnings (loss) available to common shareholders      $    1,132    $      209    $       38    $   (2,854)
                                                          ==========    ==========    ==========    ==========

Weighted average shares outstanding:
   Common shares outstanding at end of period                  8,113         7,904         8,113         7,904

Effect of using weighted average common and
   common equivalent shares outstanding                          (33)          (16)          (37)          (47)
                                                          ----------    ----------    ----------    ----------

Shares used in computing earnings (loss) per share             8,080         7,888         8,076         7,857
                                                          ==========    ==========    ==========    ==========

Net earnings (loss) per common and common
   equivalent share, primary                              $      .14    $      .03    $      .01    $     (.36)
                                                          ==========    ==========    ==========    ==========

FULLY DILUTED
Net earnings (loss) available to common shareholders      $    1,321    $      314    $      413    $   (2,645)
                                                          ==========    ==========    ==========    ==========
Weighted average shares outstanding:
   Common shares outstanding at end of period                  8,113         7,904         8,113         7,904

Effect of shares issuable under stock option plans
   based on the treasury stock method                          3,325                       3,325

Shares used in computing earnings (loss) per share            11,438         7,888        11,434         7,857
                                                          ==========    ==========    ==========    ==========
Net earnings (loss) per common and common
   equivalent share, fully diluted                        $      .08    $       --    $      .04    $       --
                                                          ==========    ==========    ==========    ==========

The Financial Accounting Standards Board recently issued Standard No. 128 Earnings Per Share, effective December 15, 1997. If, FAS 128 were applied, there would be no difference between the above calculated earnings per share amounts or the FAS 128 calculated basic and dilutive earnings per share amounts.

NOTE 5.    COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in the Notes to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below.

CAPITAL RESOURCES AND LIQUIDITY

A $4,108,000 improvement over the $19,786,000 deficit from one year ago left the Company with a working capital deficit of $15,678,000 as of June 30, 1997. The Company is still experiencing difficulty paying its on-going obligations as they become due, but has been successful in improving some of its short-term operating results that may help relieve this situation. The Company still cannot be certain about its ability to further improve short-term operating results. Results for the quarter ended included a large insurance settlement for $795,000. This amount was not previously recorded as a receivable as the amount could not be reasonably estimated. Upon receipt the Company reported other income for the $795,000. Management's plan to address these issues are as follows:

CREDIT AGREEMENT

On October 31, 1996 the Company signed a letter of intent setting forth the negotiated terms of its secured debt with its bank. The Third Amended and Restated Credit Agreement was filed as exhibit 10.45 with the Securities Exchange Commission on February 18, 1997.

NASDAQ STOCK MARKET, INC. ISSUE

The Company reported in its 1996 year-end Form 10-K annual report on page 25, that it had appealed a ruling by the NASDAQ Stock Market, Inc., that the prior approval of the Company's shareholders was required before issuing Series E preferred stock to directors of the Company, as it had done in November 1996.

The Series E preferred stock was issued to two directors for $3.0 million in cash as part of the debt restructuring agreement with the Company's bank. The NASDAQ staff proposed to de-list the Company's common stock from the National Stock Market System as a sanction for the alleged rules violation, but an appeals panel of the NASDAQ decided to permit the Company's shareholders the opportunity to ratify the issuance at the May 22, 1997 annual shareholders meeting. The shareholders ratified the transaction, and the issue is fully resolved.

MEASURES TO REDUCE COSTS

Management has continued to implement a very aggressive financial and operating plan since 1995. The Company has evaluated its position to the surrounding market, customer potentials have been measured, and operating results have improved as a result. One unprofitable division was eliminated and others were reorganized to be efficient and effective. The results are beginning to appear. Operating costs have declined by 50% as compared to one year ago. The reorganized divisions have been dissected and analyzed to measure break-even points, then analyzed further to determine optimum operating levels for maximum profitability. These variables of operation for the Company have been adjusted and measured to fit the changing times of the environmental industry. Waste generators are generating less waste now, due to both Federal and State agencies constricting regulations in areas that generators were relaxed about disposal practices. These environmental proceedings and regulations have forced all of the environmental companies to evaluate their part in the industry. The outcome in many areas is difficult to forecast, but management continues to modify the strategic plans to include flexibility.

The Company continues to evaluate the viability of certain other operations, and their current potential to perform at an acceptable level of profitability.

In the plan, capital expenditures for 1997 are limited to the development of the Ward Valley Project, operational repairs and certain regulatory obligations.

The Company believes its plan has improved both cost structure and operating results. However, considering the Company's recent losses and insufficient cash flow from operations, there can be no assurance that this plan will continue to resolve the Company's liquidity problem in a timely fashion. The Company intends to raise additional capital through a Rights Offering to its shareholders in 1997. There can be no assurance, however, that any such rights offering will provide sufficient capital to support operations. In any event, the Company may experience increasing cash flow problems that could cause the Company to materially reduce the current level of its operating activities.

For the three months ended June 30, 1997, the Company raised no additional capital, but generated cash from operations of $992,000, spent $646,000 for capital expenditures excluding site development costs, invested $502,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $932,000 related to the Ward Valley and Butte facilities.

FUTURE CONSIDERATIONS

The Company will make its best effort to register in the third quarter 1997, a Rights Offering to holders of the Company's common stock. This offering will offer each shareholder the opportunity to buy an additional share of stock for each one owned at one dollar. This will make available, by full subscription, the possibility to raise an additional $8,000,000 of capital.

As previously reported in the December 31, 1996 Form 10-K, the Company continues to have discussion with the Tennessee Department of Environment and Conservation division of Radiological Health. These ongoing discussions include the proposal for an extension of time to complete the disposal of the legacy waste at the Oak Ridge, Tennessee facility. The cost for this disposal is estimated at $6.2 million.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

The Company reported net income of $1,321,000 for the three months ended June 30, 1997, compared to a net income of $314,000 for the three months ended June 30, 1996, a 320% increase indicating a marked improvement above the previous year's operating results. During this period the Company received an unexpected insurance settlement for $795,000. The insurance proceeds had not been previously recorded and therefore, was reported in the current period as miscellaneous income.

REVENUES

Revenues for the second quarter of 1997 decreased $3,336,000, a 24% decline, compared to the second quarter of 1996.

Low-Level radioactive waste ("LLRW") revenues were $6,598,000 for the three months ended June 30, 1997, a 4.4% decrease from the same period in 1996. LLRW project revenues remain strong but the Chemical division continues to have difficulties both in operations and administration. The Chemical waste revenues were $4,425,000 for the three months ended June 30, 1997 compared to $8,011,000 for the same period in 1996. This is a 45% decline from last year but is reflective of the plant closure at Winona, Texas. The Winona facility had revenues of $2,415,000 for this period in 1996, indicating a revenue decline for both Texas Ecologists, in Robstown, Texas and US Ecology Inc. in Beatty, Nevada.

OPERATING COSTS

For the three months ended June 30, 1997 the Company reported total operating costs of $6,714,000 a 43% decrease from one year ago. Total operating costs decreased $5,068,000 for the second quarter of 1997 as compared to the second quarter of 1996 for a variety of reasons. While most of the cost reduction has taken place in the Chemical division, some cost reductions are not favorable. Unfavorable cost reductions have been viewed by management as the: Winona facility closure and not having received any waste from customers since August 1996, the Beatty facility decreased operations by about 70-75% due to high State of Nevada fees, AET transportation division decreased by 30-35% when the Winona facility closed, and the Oak Ridge facility has been faced with several problems, delays and shortage of working capital. The many efforts exercised by both Chemical and LLRW divisions should allow for improved performance in the future. The Company as a whole is demonstrating a positive trend in operating results even with decreasing revenues by recapturing a portion of the market share. In addition to regaining some market share, the Company has been making every effort to analyze each aspect of the two operating divisions to determine how they can best maximize operating performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the second quarter ended June 30, 1997 selling, general and administrative expenses ("SG&A") increased $799,000 as compared to the quarter ended June 30, 1996, with a major component being legal expenses.

During the same period, corporate overhead decreased by approximately $125,000 due to further reductions in corporate personnel, a decrease in amortization of deferred debt issuance costs and other cost saving measures taken by the Company over the last 24 months as described under the caption Capital Resources and Liquidity.

INCOME TAXES

For the three months ended June 30, 1997, the Company reported an effective income tax rate of 11%. The Company has now recorded all realized or expected refunds for loss carrybacks, and is not recognizing any deferred tax benefits for net operating loss carryforwards from prior years, due to the Company's full valuation allowance provided for these deferred taxes.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The Company reported a net income of $413,000 for the six months ended June 30, 1997 compared to a net loss of $2,645,000 for the six months ended June 30, 1996. The 1996 results include higher operating costs which the Company has managed to improve upon in 1997, however the 1997 results include non-recurring income from an insurance claim for $795,000.

REVENUES

Revenues for the six months ended June 30, 1997 decreased $5,857,000, or 22% compared to the six months ended June 30, 1996. The decline in revenues is a result of the decline in operations for the Chemical Division, while revenues of the LLRW division increased. The Chemical Division continues to have difficulty in Texas, with a site closure at Winona, and a loss of customers at Robstown. The Robstown facility is working hard to rebuild its customer base.

Low-level radioactive waste ("LLRW") revenues increased $422,000, or 3%.

During this period Chemical waste revenues declined $7,538,000, or 48%. Revenues at the Beatty, Nevada facility continued to decline by $1,832,000. The Beatty facility has had ongoing difficulties after the elimination of the former practice of providing transportation services at cost, and reduced disposal receipts as a result of customers lost to competing landfills which do not have the high cost burden of the State of Nevada's fees. Management and the staff at the Beatty site are currently engaged in efforts with the State of Nevada for reducing some of the fees on different types of waste disposal.

The Winona, Texas facility closure in August 1996, resulted in additional revenue decline by $4,902,000 for this six month period compared to the same period in 1996. The remaining difference reported in this period decline for the Chemical Division is the elimination of intercompany revenues of $2,031,000 in 1996 and only $773,000 in 1997.

OPERATING COSTS

Total operating costs as a percentage of revenues for the six months ended June 30, 1997 and 1996 were 63% and 84%, respectively. During this six month period LLRW experienced a 4 % decrease in operation costs while revenues increased 3%. Chemical Division operating costs declined $7,626,000 but, 61% of this decrease is from the closure of Winona, Texas facility and another 31% for the decrease in the Beatty operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 1997 were $7,929,000 compared to $6,420,000 and $9,844,000 for the six months ended June 30, 1996 and 1995 respectively. Included in SG&A for the 1995 period are several non-recurring charges which increased SG&A by $2,723,000. These expenses related principally to severance of certain corporate executives and other corporate personnel, recognition of a loss for a portion of the corporate office lease and furniture, and a write down of deferred debt issuance costs. In 1996, management's plan to reduce costs resulted in a 35% decrease. In 1997, management continued to cut costs. Legal fees continue to be very high in relation to the total of S,G&A at 13%. For the six months ended June 30, 1997 a total of 5% of certain costs were reclassified between increasing S,G&A and decreasing operating costs.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and capital gains and losses earned on the Company's stock portfolio classified as trading securities. As of June 30, 1997, the Company reported an unrealized gain of $286,000 on investments. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized, and during this six month period ending June 30, 1997 the Company sold the entire balance of its holding in Perma-Fix (PESI) common stock, 795,000 shares, for a loss of $59,000. The Company had acquired this stock on the acquisition of the Quadrex Recycle Center in September 1994. These shares were sold to help generate cash, after compliance with the terms of the current banking agreement.

INCOME TAXES

For the six months ended June 30, 1997, the Company reported an effective income tax rate of 23%, however, it is estimated that the Company will not have a Federal tax liability for 1997. The Company has now recorded all realized or expected refunds from loss carrybacks, and is not recognizing any deferred tax benefits for net operating loss carryforwards of prior years, due to the Company's full valuation allowance provided for these deferred taxes.

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

Management has not established reserves for litigation, other than for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, management's estimates with respect to such matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation previously reported, will not have a material adverse effect on the operations or financial condition of the Company.

For the period reported herein, there were no material developments with respect to previously reported legal proceedings, except as described below:

         Ally Capital Corporation v. American Ecology Recycle Center, Inc., et al, U.S. District Court, Southern District of Texas, Houston Division, Civil Action No. H-96-3117. This action was for breach of an equipment lease resulting from AERC's failure to make monthly lease payments. AERC is a subsidiary of American Ecology and operates the Oak Ridge facility. This matter was settled May 8, 1997 on terms reducing and extending the monthly payments through May 2001.

         In the Matter of the Applications of American Ecology Environmental Services Corp., Permit Nos. AQ-9429, HW-50368, WDW-186, and WDW-229 (SOAH Docket ###-##-####). This matter is a contested proceeding before the Texas State Office of Administrative Hearings wherein AEESC, a wholly owned subsidiary of American Ecology, was seeking to renew operation permits for its hazardous waste treatment, storage, and disposal facility in Winona, Texas. A locally (Winona, Texas) based organization known as "Mothers Organized to Stop Environmental Sins" ("MOSES") appeared in the matter seeking to have the permits revoked. As a result of the activities of MOSES and certain individuals, AEESC determined it could not continue economic operation of the facility. Accordingly, permit application nos. AQ-9429 and HW-50368 were withdrawn with prejudice. The two water disposal permits and closure plan permit applications are pending withdrawal, depending on the need for groundwater remediation and the final closure plan. All other proceedings are stayed.

         James D. Moncrief, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 92-1942-C. Marian Steich, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-054309. Michael Williams, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-2304-C. Tangee E. Daniels, et al v. Atrium Doors and Windows, Inc., et al, District Court of Dallas County, Texas, Civil Action No. 95-091459-L. The above-identified cases, together with the Glazier and Adams cases have been previously reported in American Ecology's annual report on SEC Form 10-k. Each case involves American Ecology Environmental Services Company's (AEESC), Winona, Texas facility. AEESC is a subsidiary of American Ecology. The plaintiffs in the cases seek unspecified damages for various causes of action, including trespass, nuisance, negligence, gross negligence, and in some cases, fraudulent concealment and fraud. They claim they suffered personal injuries and property devaluation as a result of alleged releases of toxic or harmful chemical substances into the environment from the facility. The Moncrief case was tried to a jury in October 1996. The jury awarded damages in the amount of $18,000 on the Plaintiff's nuisance claim only. Plaintiffs have stated they intend to appeal the verdict and have requested a new trial. The Williams case was dismissed with prejudice by the trial court May 12, 1997 because Plaintiffs failed to file affidavits identifying injuries and causes suffered as required by the Court's Case Management Order. Defendants are similarly seeking dismissal of the Daniels case based on the inadequacy of the affidavits filed in that case under a similar Case Management Order. Plaintiff's have filed a Motion for New Trial in the Williams case, and the Court has not yet ruled on Defendants' Motion to Dismiss the Daniels case. The trial court has ordered the parties in the Steich case to mediation, which has been scheduled for August 30, 1997. The other cases are in various stages of pre-trial discovery. In the Moncrief, Steich, Williams and Daniels cases, AEESC is relying upon its predecessor parent corporation's insurance coverage for defense and indemnity purposes. With respect to each of the cases, the Company believes it has conducted its operations in accordance with applicable laws and regulations, that each of the lawsuits is without merit and intends to vigorously defend each.

ITEM 2     CHANGES IN SECURITIES

The Third Amended and Restated Credit Agreement Section 8.06 Restricted Payments provides that the Company shall not make or declare any restricted payments including dividends or other distribution on any class stock, except a dividend payable solely in shares of stocks, warrants, rights, or options to acquire shares.

Part II - ITEM 2

As previously reported on Form 8-K November 26, 1996, the Company issued 300,000 shares of Series "E" Redeemable Convertible Preferred Stock ("Series E) to two of its directors in exchange for $3,000,000.00 in cash. Subsequently, one director sold a total of 26,000 Series E shares to two other directors at the original stated value of $10.00 per share (the "Investing Directors"). The Series E provides for a mandatory dividend of 11.25% annually, payable quarterly in common stock of the Company. Below is a listing of dividends paid to the Investing Directors with respect to the Series E for the 4th quarter of 1996 and the 1st and 2nd quarters of 1997:

                          (1996-Q4)       (1997-Q1)       (1997-Q2)       Total
                          -----------------------------------------------------
Total Shares Issued
  to Investing Directors  42,153          48,243          49,761        140,157

Calculated Price/Share    $1.03           $1.725          $1,691             --

As previously reported in the Company's proxy statement, outside directors are paid an annual fee of $16,000, quarterly. As of 1996, each director is allowed to accept the fee in cash or common stock of the Company. No common stock had been issued to the electing directors for 1996 or the first two quarters of 1997. Accordingly, on July 28, 1997 the Company instructed its transfer agent to issue a total of 87,269 common shares to the electing directors. The number of shares is based on the closing market price of the Company's common stock on the last trading day of the relevant calendar quarter divided into $4,000.00.

In each instance, the Company is relying on Section 4(2) of the Securities Act and Rule 506 thereunder to qualify for exemption from registration of the common stock issued.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 22, 1997. At this meeting, Rotchford D. Barker, Paul C. Bergson, Keith D. Bronstein, Patricia M. Eckert, Edward F. Heil, Jack K. Lemley, Paul F. Schutt, and John J. Scoville were elected to serve as directors of the Company for the next year. In addition, an amendment to the Company's Restated Certificate of Incorporation was adopted to increase the authorized common stock from 20,000,000 to 25,000,000. The appointment of Balukoff, Lindstrom & Co., P.A. as independent public accountants for the year ending December 31, 1997, and the issuance of convertible redeemable Series E preferred stock and associated warrants were both ratified.

The voting on such items were as follows:

(1)  Election of Directors

                                                              Voted Against or
                                          For               Withheld Authority
                                          ---               ------------------
Rotchford D. Barker                     5,664,190                  408,359
Paul C. Bergson                         5,664,190                  408,359
Keith D. Bronstein                      5,666,861                  408,359
Patricia M. Eckert                      5,665,683                  408,359
Edward F. Heil                          5,667,161                  408,359
Jack K. Lemley                          5,661,203                  408,359
Paul F. Schutt                          5,666,612                  408,359
John J. Scoville                        5,668,176                  408,359

(2) Amend the Company's Restated Certificate of Incorporation to Increase Authorized Common Stock

   For                           Against                             Abstain
   ---                           -------                             -------
5,997,238                         78,969                             17,700


(3)  Ratify Appointment of Independent Auditors of Balukoff, Lindstrom & Co.,
     P.A.

    For                           Against                             Abstain
    ---                           -------                             -------
 6,044,714                         23,792                              5,401


(4) Ratify the Issuance of Convertible Redeemable Series E Preferred Stock and Associated Warrants

     For                           Against                             Abstain
     ---                           -------                             -------
  4,073,911                        448,767                             19,352

ITEM 5     OTHER INFORMATION
                 None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                 27     Financial Data Schedule

           b.   Reports on Form 8-K

           February 18, 1997 Form 8-K filed relating to the Third Amended & Restated Credit Agreement

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN ECOLOGY CORPORATION
                                                (REGISTRANT)


Date:  August 4, 1997                    By: /s/ Jack K. Lemley
                                            -----------------------------------
                                            Jack K. Lemley
                                            Chief Executive Officer


Date:  August 4, 1997                    By: /s/ R. S. Thorn
                                            -----------------------------------
                                            R. S. Thorn
                                            Vice President of Administration
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 27              Financial Data Schedule