Form 10-Q
period 1997-09-30
AMERICAN ECOLOGY CORP
filed 1997-11-14
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1997


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

                                YES [X]     NO [ ]

                At November 13, 1997 Registrant had outstanding
                     8,379,813 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                   PAGE

Item 1.           Consolidated Financial Statements


                  Consolidated Balance Sheet                                                         3
                       (Unaudited)

                  Consolidated Statements of Operations                                              4
                       (Unaudited)

                  Consolidated Statements of Cash Flows                                              5
                       (Unaudited)

                  Notes to Consolidated Financial Statements                                         6

Item 2.           Management's Discussion and Analysis of Financial Condition of Operations         10


                                            PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                                                 14

Item 2.           Changes in Securities                                                             16

Item 3.           Defaults Upon Senior Securities                                                   17

Item 4.           Submission of Matters to a Vote of Security Holders                               17

Item 5.           Other Information                                                                 17

Item 6.           Exhibits and Reports on Form 8-K                                                  17

                  Signature                                                                         19



PART 1            FINANCIAL INFORMATION
ITEM 1            Financial Statements

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                      September 30,   December 31,
                                                                                          1997           1996
                                                                                      -------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                            $    214       $    185
    Investment securities                                                                    --              410
    Receivables - trade and other, net of allowance for
       doubtful accounts of $1,339 and $1,155 respectively                                  8,738         10,396
    Income tax receivable                                                                     740            740
    Prepayments and other                                                                   1,008            949
                                                                                         --------       --------
       Total current assets                                                                10,700         12,680

Cash and investment securities, pledged                                                    14,149         16,394
Property and equipment, net                                                                12,861         14,255
Deferred site development costs                                                            56,948         53,030
Intangible assets relating to acquired businesses, net`                                       444            462
Other assets                                                                                2,063          2,206
                                                                                         --------       --------
       Total assets                                                                      $ 97,165       $ 99,027
                                                                                         ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                                                    $   --         $    503
    Accounts payable                                                                        7,280         10,470
    Accrued liabilities                                                                    15,758         16,876
    Deferred site maintenance, current portion                                              1,524          1,524
    Income taxes payable                                                                      117           --
                                                                                         --------       --------
        Total current liabilities                                                          24,679         29,373

Long term debt, excluding current portion                                                  38,391         36,202
Deferred site maintenance, excluding current portion                                       19,285         19,848

Commitments and contingencies (Note 6)
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
       1,000,000 shares authorized, none issued                                          $   --         $   --
    Series D cumulative convertible preferred stock, $.01 par value,
       105,264 authorized, 105,264 shares issued and outstanding                                1              1
    Series E redeemable convertible preferred stock, $10.00 par value,
       300,000 authorized, 300,000 shares issued and outstanding                            3,000          3,000
    Common stock, $.01 par value, 20,000,000 authorized, 8,370,669
       and 8,010,017 shares issued and outstanding, respectively                               84             80
    Additional paid-in capital                                                             47,597         46,971
    Unrealized gain (loss) on securities available-for-sale                                  --             (477)
    Retained earnings (deficit)                                                           (35,872)       (35,971)
                                                                                         --------       --------
       Total shareholders' equity                                                          14,810         13,604
                                                                                         --------       --------
       Total Liabilities and Shareholders' Equity                                        $ 97,165       $ 99,027
                                                                                         ========       ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ in 000's except per share amounts)


                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                          September 30,
                                                                1997               1996               1997               1996
                                                              ---------------------------           ---------------------------

Revenues                                                      $ 11,002           $ 13,315           $ 31,333           $ 39,503
Operating Costs                                                  5,715             10,568             19,023             34,893
                                                              --------           --------           --------           --------

Gross profit (loss)                                              5,287              2,747             12,310              4,610
Selling, general and administrative expenses                     5,856              2,838             13,785              9,258

Income (Loss) from operations                                     (569)               (91)            (1,475)            (4,648)
Investment Income                                                 (380)              (248)              (704)              (275)
Gain on sale of assets                                             (27)               (42)              (134)              (118)
Other (Income) expense                                            (308)              (261)            (1,316)              (375)
(Gain) Loss - security sales                                      --                 --                 --                 (350)
                                                              --------           --------           --------           --------

Net Income (Loss) before income taxes                              146                460                679             (3,530)
Income tax expense (benefit)                                      (111)                75                  9             (1,270)
                                                              --------           --------           --------           --------

Net Income (Loss)                                                  257                385                670             (2,260)
Preferred stock dividends                                          194                105                569                314
                                                              --------           --------           --------           --------

Net income (Loss) available to common
     shareholders                                             $     63           $    280           $    101           $ (2,574)
                                                              ========           ========           ========           ========

Net Earnings (Loss) per share, primary                        $    .01           $    .04           $    .01           $   (.32)
                                                              ========           ========           ========           ========


Net Earnings (Loss) per share, fully diluted                  $    .01           $    .03           $    .01           $   (.32)
                                                              ========           ========           ========           ========


Dividends paid per common share                               $   --             $   --             $   --             $   --
                                                              ========           ========           ========           ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                  Nine Months Ended September 30,
                                                                     1997                1996
                                                                     ----                ----

Cash flows from operating activities:
   Net income (loss)                                               $    670           $ (2,260)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                  2,768              3,752
       Stock compensation                                               178               --
       Deferred income tax provision                                    (21)               158
       Gain on sale of assets                                          (134)              (118)
       Loss on sale of securities                                        59               --
   Changes in assets and liabilities:
     Receivables                                                      1,658              5,018
     Income tax refund                                                 --                4,519
     Proceeds from insurance claim                                     --                1,811
     Investment securities classified as trading                         43               --
     Other assets                                                      (266)            (1,250)
     Accounts payable and accrued liabilities                        (4,514)            (5,017)
     Deferred site maintenance                                         (563)              (629)
                                                                   --------           --------
       Total adjustments                                               (792)             8,244
                                                                   --------           --------

Net cash provided by (used in) operating activities                    (122)             5,984
                                                                   --------           --------

Cash flows from investing activities:
   Capital expenditures                                                (979)            (1,121)
   Site development costs, including capitalized interest            (1,918)            (3,923)
   Proceeds from sales of property and equipment                       --                  158
   Proceeds from sales of investment securities                       1,660               (399)
   Transfers from cash and investment securities, pledged             1,370                119
                                                                   --------           --------
Net cash used in investing activities                                   133             (5,166)
                                                                   --------           --------

Cash flows from financing activities:
   Proceeds from issuances of indebtedness                           18,305             23,739
   Repayments of indebtedness                                       (18,439)           (24,618)
   Stock options exercised                                              152               --
                                                                   --------           --------
Net cash provided by (used in) financing activities                      18               (879)
                                                                   --------           --------

Increase (decrease) in cash and cash equivalents                         29                (61)
Cash and cash equivalents at beginning of period                        185                229
                                                                   --------           --------
Cash and cash equivalents at end of period                         $    214           $    168
                                                                   ========           ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized                          $   --             $   --
     Income taxes                                                      --                 --

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2.    TERM LOAN AND LONG-TERM DEBT

Long term debt at September 30, 1997 and June 30, 1997 consisted of the following (in thousands):

                                                    September 30,       June 30,
                                                         1997             1997
                                                         ----             ----

Secured bank credit facility                           $37,611          $36,390
Capital lease obligations and other                        780              270
                                                       -------          -------
                                                        38,391          36,660
Less:  Current maturities                                 --               --
                                                       -------          -------
Long-term debt                                         $38,391          $36,660

Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

              Year Ended
             December 31,
             ------------

                1997                    $     0
                1998                         86
                1999                      5,466
                2000                     32,839
                                        -------
               Total                    $38,391

On October 31, 1996 the Company renegotiated its prior bank debt under the terms of a Third Amended and Restated Credit Agreement ("Credit Agreement"). No amendments to this Credit Agreement have been made since that time.

At September 30, 1997 the outstanding balance of the Term Loan was $37,610,860. Interest accrued at 7% in the amount of $3,619,448 was capitalized into the Term Loan. Additionally, interest accrued at an incremental rate of 3% on the entire amount of the debt outstanding since October 31, 1996 amounted to $1,007,488 at September 30, 1997.

NOTE 3.    DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility"). The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of September 30, 1997, the Company had deferred $56,948,000 (59% of total assets), of pre-operational facility development costs of which $10,570,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs that it has deferred for this facility, plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of the costs will be recovered.

The deferred site developments costs for both the Ward Valley and Butte facilities will be recoverable providing that the following activities take place on each site:

Ward Valley, California Facility: The Company currently holds the license and permits from the State of California to operate this LLRW facility. However, neither the Company nor the State of California have the land to operate this facility at the proposed site in Ward Valley. The US Government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the lawsuit that it has filed against the US Government. In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the US Court of Claims, seeking monetary damages in excess of $73 million. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transfer to California. Both cases are pending. The Company has deferred $49,468,000 (51% of total assets) of which $9,182,000 is capitalized interest.

Butte, Nebraska Facility:
Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of the waste in the CIC. As of September 30, 1997, the Company has contributed and deferred approximately $7,480,000 (8% of total assets) of which $1,388,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to granting of the license. The Company expects all of the costs which it has deferred for this facility plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of these costs will be recovered. The agreed contract interest cost reimbursement as part of the rate-base may yield $15 million in revenue. However, there can be no assurance that all of these amounts will be approved. In addition, the CIC has the option to terminate the contract, upon ten (10) days written notice, in the event it has expended the additional funds provided under contract amendment No. 3, and the State of Nebraska's licensing decision has not been made, and the major generators in the compact region have either ceased funding the project or thereafter notified the CIC, that the major generators intend to cease funding of the project. Contract amendment No. 4 was signed between the Company and the CIC on October 29, 1997. As of September 30, 1997, approximately $29.5 million had been expended under contract amendment No.
3. If the CIC elects to terminate the contract, then the Company has no further claim or right to reimbursement of its contributions or accrued interest unless the CIC and the Company agree to go forward with the facility, in which event the Company retains its rights to recover its contribution together with any accrued interest.

The construction and operation of the Ward Valley and Butte facilities are currently being delayed by various political and environmental opposition toward the development of the sites. These issues were discussed in detail in the 1996 Form 10-K under Part I, Item I, "Business - Low-Level Radioactive Waste Services
- Disposal Services - Proposed Ward Valley, California Facility" and "-Proposed Butte, Nebraska Facility". At this time, it is not possible to assess the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained. Although the timing and outcome of the matters referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations.

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the nine month periods ended September 30, 1997 and 1996 was $2,763,000 and $2,613,000, respectively.

NOTE 4.     STOCK OPTIONS

During the third quarter ended September 30, 1997 the Company granted stock options for 170,000 shares of common stock at exercise prices ranging from $1.81 to $2.00 per share pursuant to its amended 1992 stock option plan for employees. The options were priced at the market value on the date of grant.

NOTE 5.    EARNINGS PER SHARE

The calculation of earnings per share for the three and nine months ended September 30, 1997 and 1996, respectively, is as follows:

                                                                        (000'S EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -------------            -------------

                                                                1997          1996       1997          1996
                                                                ----          ----       ----          ----
PRIMARY
Net earnings (loss) available to common shareholders          $     63     $    280    $    101     $ (2,574)
                                                              ========     ========    ========     ========


Weighted average shares outstanding:
  Common shares outstanding at end of period                     8,371        7,857       8,371        7,857

Effect of using weighted average common and
  common equivalent shares outstanding                            (276)        --          (276)        --
                                                              --------     --------    --------     --------


Shares used in computing earnings (loss) per share               8,095        7,857       8,095        7,857
                                                              ========     ========    ========     ========

Net earnings (loss) per common and common
  equivalent share, primary                                   $    .01     $    .04    $    .01     $   (.32)
                                                              ========     ========    ========     ========



FULLY DILUTED
Weighted average shares outstanding:
  Common shares outstanding at end of period                     8,371        7,857       8,371        7,857

Effect of shares issuable under stock option plans
  based on the treasury stock method                             3,583          444       3,583         --

Shares used in computing earnings (loss) per share              11,954        8,301      11,954        7,857
                                                              ========     ========    ========     ========

Net earnings (loss) per common and common
  equivalent share, fully diluted                             $    .01     $    .03    $    .01     $   (.32)
                                                              ========     ========    ========     ========


In February 1997, the Financial Accounting Standards Board issued Standard No. 128 Earnings Per Share, effective December 15, 1997, and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in Notes 3 and 5 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

The Company has incurred recurring losses from operations. However, the efforts of management have resulted in an improvement in the working capital deficit of $13,979,000 as of September 30, 1997 from $16,693,000 at December 31, 1996. The
Company feels confident that for the balance of 1997, the required obligations will be met as they become due.

In both the first quarter and the third quarter of 1997, operating costs exceeded revenues. The Company has been fortunate during 1997, to profit from non-recurring events. These events have included unexpected insurance proceeds, not previously recognized, and a non-cash reduction of commitment for deferred income taxes, due to recurring losses and net operating loss carryforwards. Management's actions and plans to reduce the working capital deficit as follows:

CREDIT AGREEMENT

On October 31, 1996 the Company signed a letter of intent setting forth the negotiated terms of its secured debt with its bank. The Third Amended and Restated Credit Agreement was filed as Exhibit 10.45 with the Securities Exchange Commission on February 18, 1997.

The bank loan can now only be increased by adding interest on all the outstanding loans, accrued on a monthly basis. Repayment of both interest and principal has been suspended by the agreement until December 31, 1999.

INCREASED WORKING CAPITAL

On September 9, 1997 the Company filed Form S-3 for a Rights Offering with the Securities and Exchange Commission. On October 10, 1997 the Company received comments from the Securities and Exchange Commission. The Company will now make its best effort to respond to the Commission and complete the registration for this Rights Offering within the fourth quarter of 1997. This offering will provide each holder of the Company's common stock the opportunity to buy an additional share of stock for each one owned, for one dollar. This will make available, by full subscription, the possibility to raise an additional $5,323,081 of capital.

MEASURES TO REDUCE COSTS

Management is continuing to implement a very aggressive financial and operating plan. The Company has evaluated its position in the market, has measured customer potentials, and actions have been taken to improve overall performance. One unprofitable division was eliminated and others were reorganized to be efficient and effective. The reorganized divisions have been dissected and analyzed to measure break-even points, then analyzed further to determine optimum operating levels for maximum profitability. These variables of operation for the Company have been adjusted and measured to fit the changing times of the environmental industry. Now, waste generators are either generating less waste, or requesting reclassification of their waste streams under lower rate calculations.

The Company continues to evaluate the viability of certain operations, and their current potential to perform at an acceptable level of profitability.

In the plan, capital expenditures for 1997 are limited to the development of the Ward Valley Project and certain regulatory obligations, and the Company has adhered to that for the nine months ended, September 30, 1997.

The Company believes its plan has improved both cost structure and operating results. However, considering the Company's recent losses and cash flow from operations, there can be no assurance that this plan will resolve the Company's liquidity problem in a timely fashion. The Company intends to raise additional capital through a rights offering to its shareholders in 1997. There can be no assurance, however, that any such rights offering will provide sufficient capital to support operations. In any event, the Company may experience increasing cash flow problems that could cause the Company to materially reduce the current level of its operating activities.

FUTURE CONSIDERATIONS

As previously reported in the December 31, 1996 Form 10-K, the Company continues to have discussion with the Tennessee Department of Environment and Conservation division of Radiological Health for an extension of time beyond December 31, 1997 to complete the disposal of the legacy waste at the Oak Ridge, Tennessee facility. The cost for this disposal is estimated at $6.2 million.

Texas Ecologists is currently permitting a Type I landfill which will be for the disposal of household and commercial waste generated within a 12 county area under the jurisdiction of the Coastal Bend Council of Governments. The Company has obtained endorsement from the Coastal Bend Council of Governments for the project and has subsequently submitted the permit application to the Texas Natural Resource Conservation Commission (TNRCC).

The permitting process in Texas extends over a 24 to 36 month time frame which includes technical review by the agency staff followed by a public hearing process. If the application is not contested by opposing parties the process is quick and a permit is issued in a shorter time frame. However, in this case the permit application will be contested and likely will take the full 36 months.

The proposed El Centro project is located immediately south of the Company's currently operating hazardous waste disposal facility, just outside Robstown, Texas. The project will encompass 160 acres of land presently owned by the Company. The design for the landfill includes all of the requirements of RCRA Subtitle D, and will be designed with state of the art liner and leachate collection systems. The proposed landfill will have a gross disposal capacity of 187,600,000 cubic yards or approximately 10,000,000 tons of in place capacity. The design includes the construction of 12 groundwater monitor wells, and leachate from the landfill will be disposed onsite at the currently operating deep well permitted by the TNRCC.

The Coastal Bend area generates approximately 552,000 tons of waste per year or approximately 1,500 tons per day. Presently, the entire waste is being disposed at the City of Corpus Christi landfill which is designated to close within the next three years. A majority of the waste generated in the Coastal Bend area is managed by independent haulers and will continue to be disposed of by them at the cheapest and most convenient landfill location.

On the basis of a detailed market study, the Company expects the proposed El Centro landfill to provide an alternative waste disposal facility in the 12 county Coastal Bend area. The Company expects to capture approximately half of the waste stream generated in the area or approximately 800 tons per day initially. This volume estimate will likely grow to a larger figure when the City of Corpus Christi landfill closes.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company reported net income of $257,000 for the three months ended September 30, 1997, compared to a net income of $385,000 for the three months ended September 30, 1996, a 33% decrease. During this period the Company made a profit, but mainly as a result of several non-recurring events, not previously recognized. The Company made the following adjustments: a non-cash reduction of commitment for deferred income taxes, due to recurring losses and net operating loss carry forwards, an adjustment for outside accounting fees for $200,000, legal fee accrual for $155,000 and reduced reserve for the Winona RCRA closure of $146,000. These adjustments increased the third quarter income by $734,000.

In the third quarter, 1997, US Ecology, Inc. officially closed the Low Level Radioactive Waste Disposal facility it had operated at Beatty, Nevada in accord with the September 24, 1993 Settlement Agreement between the Company and the State of Nevada, and in full compliance with provisions of the May 15, 1977 lease as amended between the Company and the State and all applicable provisions of Nevada Administrative Code. Having fulfilled its obligations, US Ecology, Inc. no longer bears responsibility for any LLRW materials buried at the site. As provided in the May 15, 1977 lease as amended, "...all materials buried at the Site prior to and subsequent to ... termination shall be the sole and exclusive responsibility of lessor," the State of Nevada.

REVENUES

Revenues for the three months ended September 30, 1997 decreased $2,313,000, a 17% decline, compared to the same three months of 1996. Revenues have continued to decline in every quarter of 1997, compared to each quarter of 1996. The main reasons are those emphasized by Federal and State agencies promoting "Waste Minimization Programs." These programs are regulatory and awareness type programs, aimed at regulating the environment and enforcing conservation of our natural resources. The result of the programs have been successful in that there is now less waste being generated, than in previous years. There has also been an increase in market pricing pressure whereby, strict competition has made it more difficult to capture and keep certain areas of the waste disposal market. State fees in Nevada have made it difficult for the Company's Beatty, Nevada operation to maintain competition with the nearby California disposal sites, that operate on a lower fee structure. Waste generators are also taking an active stance to seek approval of different state regulatory agencies for the reclassification of waste. In this manner, some waste generators have been successful in having their hazardous waste, bearing high disposal fees, reclassified to non-hazardous Class 1 waste, bearing a lower disposal fee. Therefore, some of the volume of disposal has remained constant but, a lower revenue is derived from this reclassification.

Low-Level radioactive waste ("LLRW") revenues were $6,511,000 for the three months ended September 30, 1997, a 15.5% decrease from the same period in 1996. LLRW project revenues remain fairly strong but, the Chemical division continues to have difficulties both in operations and administration. The Chemical waste revenues were $4,491,000 for the three months ended September 30, 1997 compared to $5,610,000 for the same period in 1996. This is a 20% decline from last year but, is also reflective on the plant closure at Winona, Texas. The Winona facility had revenues of $1,435,000 for this period in 1996.

OPERATING COSTS

For the three months ended September 30, 1997 the Company reported total operating costs of $5,715,000 a 46% decrease from the same period in 1996. Total operating costs decreased $4,853,000 for the third quarter of 1997 as compared to the third quarter of 1996 for a variety of reasons. Most of the cost reduction was from changes in operations of the Chemical division. The Beatty facility has decreased operations by about 70-75% due to high State of Nevada disposal fees, AET transportation division decreased by 30-35% when the Winona facility closed, and the Oak Ridge facility has been faced with several problems, delays and shortage of working capital to upgrade equipment and replace or repair other equipment. The many efforts exercised by both Chemical and LLRW divisions should allow for improved performance in the future, but the shortage of working capital may impede progress. The Company as a whole is demonstrating a positive trend in operating results even with decreasing revenues by recapturing certain portions of the market share. In addition to regaining some market share, the Company continues to analyze each aspect of the two operating divisions and determine how they can best maximize operating performance.

The entire accounting system and operations has been improved as part of the 1995 Management Plan. The accounting system has been decentralized, now providing more accurate and timely reports. The accounting software was changed to support this decentralized accounting. In management's review it was determined that certain costs that were previously accounted for as Selling, General and Administrative (SG&A), should have been accounted for as Operating Costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the third quarter ended September 30, 1997 selling, general and administrative expenses ("SG&A") increased $3,018,000 as compared to the quarter ended September 30, 1996, with the major component being legal expenses, and the Company's correction in classification of costs between operating and SG&A. Management continues to monitor and reduce overhead costs where ever possible.

INCOME TAXES

For the three months ended September 30, 1996, the Company reported income tax benefit of 76%, by reversing a non-cash deferred tax liability of $233,000. The Company has now recorded all realized or expected refunds for loss carrybacks, and is not recognizing any deferred tax benefits for net operating loss carryforwards from prior years, due to the Company's full valuation allowance provided for these deferred taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company reported a net income of $101,000, or $.01 per share primary, for the nine months ended September 30, 1997 compared to a net loss of $2,574,000 or $.32 per share primary, for the nine months ended September 30, 1996. The 1997 results included non-recurring income from an insurance claim for $795,000, and $734,000 of non-recurring accounting adjustments.

REVENUES

Revenues for the nine months ended September 30, 1997 decreased $8,170,000, or 21% compared to the nine months ended September 30, 1996. The decline in revenues is mainly a result of the decline in operations of the Chemical Division, since revenues of the LLRW division decreased only 3%. The Chemical Division continues to have difficulty in Texas, with a site closure at Winona, and pricing competition in Nevada.

During this period Chemical waste revenues declined $7,557,000, or 38%. Revenues declined at the Beatty, Nevada facility by $1,489,000, at Robstown, Texas by $1,668,000, and at Winona, Texas which stopped accepting customer waste in March 1997 by $4,655,000. The transportation facility in Pasadena, Texas increased revenues by $255,000, but continues to have difficulty to be successful. The Beatty facility has had ongoing difficulties after the elimination of the former practice of providing transportation services at cost, and reduced disposal receipts as a result of customers lost to competing landfills which do not have the high cost burden of the State of Nevada's fees. Management and the staff at the Beatty site are currently engaged in efforts with the State of Nevada for reducing some of the fees on different types of waste disposal.

Low-level radioactive waste ("LLRW") revenues decreased to $19,215,000 from $19,828,000 for the nine months ended September 30, 1997 compared to the same period in 1996. This is a 3% decrease.

OPERATING COSTS

Total operating costs as a percentage of revenues for the nine months ended September 30, 1997 and 1996 were 60.7% and 88.3%, respectively. During this nine month period LLRW experienced a 14% decrease in operating costs while revenues decreased 3%. Chemical Division operating costs declined $14,155,000, this decrease is from the closure of the Winona, Texas facility which accounted for $7,777,000 and another 31% of the decrease occurred in the Beatty operations. However, other than Winona, Texas facility the remainder of the decrease is from the accounting costs reclassified from operating to SG&A.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the ninth months ended September 30, 1997 were $13,785,000 compared to $9,258,000 for the nine months ended September 30, 1996. In 1997, management continued to cut SG&A costs. Legal fees continue to be very high in relation to the total of SG&A at 9%.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, and dividend income and capital gains and losses earned on the Company's stock portfolio classified as trading securities. As of September 30, 1997, the Company reported interest income of $380,000 on investments. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized. The Company sold certain assets from the closing of the Winona, Texas facility resulting in a gain on the sale of $27,000.

INCOME TAXES

For the nine months ended September 30, 1997, the Company reported an effective income tax benefit rate of 1.3%. It is estimated that the Company will not have a Federal tax liability for 1997. The Company has now recorded all realized or expected refunds from loss carrybacks, and is unable to recognize deferred tax benefits for net operating loss carryforwards of prior years, due to the Company's full valuation allowance provided for these deferred taxes.

IMPACT OF INFLATION

The federal government established a new minimum wage level in the third quarter of 1997. This change had little to no effect on the wage levels in the Company's labor costs since the greater majority of the hourly employees are paid above the minimum wage level.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company's businesses involve risk of unintended or unpermitted discharge of hazardous or low-level radioactive materials into the environment from the Company's operating (or closed) sites and during transportation to or from such sites. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates, or, of laws or regulations to which its operations are subject, or, are the result of different interpretations of the applicable requirements.

In addition to the litigation previously reported, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

Management establishes reserves for litigation and anticipated legal fees in respect of any particular matter based on the advice and counsel of its attorneys. During the course of legal proceedings, management's estimates with respect to such matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation previously reported, will not have a material adverse effect on the operations or financial condition of the Company.

For the period reported herein, there were no material developments with respect to previously reported legal proceedings, except as described below:

U.S. ECOLOGY, INC. V. BARBARA WAGNER, BENTON COUNTY ASSESSOR, BOARD OF TAX APPEALS, STATE OF WASHINGTON, DOCKET NOS. 92-63--92-65 AND 95-43--95-45.

US Ecology, Inc. a wholly-owned subsidiary of the Company, and Barbara Wagner, in her official capacity as the Benton County, Washington Assessor, have entered into a settlement agreement as of November 4, 1997, resolving the above-entitled case, wherein US Ecology had challenged certain property tax assessments for the years 1989 through and including 1997. The disputed assessments involved Benton County's assessment for property tax purposes of US Ecology's intangible concession right to operate a low-level radioactive waste disposal facility on the U.S. Department of Energy's Hanford Reservation located in Benton County, Washington. The settlement agreement sets specific assessment values for the assessment years involved and provides that no assessments shall be made with respect to assessment of intangible values for future years, in accordance with a recently enacted Washington statute. The settlement agreement is subject to approval of the Washington State Board of Tax Appeals. The payment of the property taxes which will be due in accordance with the terms of the settlement agreement will not have a material adverse effect on the financial condition of the Company or its subsidiary.

IN THE MATTER OF THE APPLICATIONS OF AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., PERMIT NOS. AQ-9429, HW-50368, WDW-186, AND WDW-229 (SOAH DOCKET ###-##-####).

This matter is a contested proceeding before the Texas State Office of Administrative Hearings wherein AEESC, a wholly owned subsidiary of American Ecology, was seeking to renew operation permits for its hazardous waste treatment, storage, and disposal facility in Winona, Texas. A locally (Winona, Texas) based organization known as "Mothers Organized to Stop Environmental Sins" ("MOSES") appeared in the matter seeking to have the permits revoked. As a result of the activities of MOSES and certain individuals, AEESC determined it could not continue economic operation of the facility. Accordingly, Permit Application Nos. AQ-9429 and HW-50368 were withdrawn with prejudice. On November 5, 1997, AEESC and the protestants reached a settlement in the proceeding, and the protestants withdrew from the case. Accordingly, the contested case was closed November 6, 1997 and AEESC's permit applications were remanded to the Executive Director of the TNRCC. Also on November 5, 1997, AEESC and the TNRCC executed an Agreed Closure Order with respect to the facility, which, if approved as expected in mid-November, will govern final closure and remediation of AEESC's Winona site.

ILLINOIS et al v. AMERICAN ECOLOGY CORPORATION, et al, 13th JUDICIAL CIRCUIT, BUREAU COUNTY, ILLINOIS, CASE NO. 97 MR30.

On November 3, 1997, the State of Illinois sued the Company and US Ecology in the Circuit Court of Bureau County, Illinois for failing to provide $2.0 million in letters of credit as a financial assurance bond in regard to the Company's closed Sheffield, Illinois LLRW facility and to prevent the Company from transferring the site to the state as scheduled in May 1998. In 1988, the Company settled long-standing litigation with the State of Illinois regarding this facility. In accordance with the settlement agreement, the Company has maintained the facility and paid to Illinois nearly $2.5 million to be used for the long-term care of the facility after title is transferred to the state in May 1998. The settlement agreement also obligates the Company to provide a letter of credit in a decreasing amount, which is presently $123,000, to secure certain closure if the Company fails to meet certain financial tests relating to working capital, debt-equity ratio and net worth. The state claims that the Company has failed to meet some or all of these tests and that this letter of credit thus is required. The state has also claimed that a second letter of credit in the amount of $1.9 million is also required because the financial covenants have not been met and that the provision of both letters of credit is a precondition to the state's acceptance of the site.

The Company has argued that it should not be required to provide the decreasing letter of credit since any failure to meet the financial covenants which may exist is likely to be temporary and the site is scheduled to be transferred to the state in May 1998 in any event. The Company offered to extent the Company's maintenance period for a limited time in lieu of providing this letter of credit, but this offer was rejected. The Company has asserted that the $1.9 million letter of credit is only required when both (i) one or more of the environmental triggering events listed in the settlement agreement have occurred and (ii) the financial tests are not met. The state does not allege that any of these environmental triggering events has occurred, and the Company believes that the likelihood of such an event ever occurring is remote. Although the state has taken a contrary position, the Company believes that the settlement agreement clearly excludes the posting of the letters of credit as a condition of transfer of the facility and that the Company has performed all the conditions required for transfer. The Company expects to defend the lawsuit on the basis of these arguments.


IN THE MATTER OF AMERICAN ECOLOGY RECYCLE CENTER, INC., U.S. ENVIRONMENTAL PROTECTION AGENCY, REGION 4, DOCKET NO. 96-13-R.

Administrative Complaint issued by the USEPA Region 4, Atlanta, alleges AERC, a subsidiary of the Company, failed to make a hazardous waste determination as the generator of hazardous waste, and stored the same for greater than 90 days without a permit. The Complaint seeks civil penalties in the amount of $96,000, disposal of the "wastes" at a permitted facility, and the immediate clean-up of the area in which the materials have been stored. The materials were routinely used in the AERC Chemline Cleaning Process Unit, which was destroyed by a July 1994 fire at the Oak Ridge facility. The matter was settled through a Settlement Agreement without a hearing with the Company and EPA agreeing to a Resolution Plan to allow processing of the Chemline Residues in the Facility Waste Water Treatment Unit. The Company has started processing the Residues through the Treatment Unit. The Settlement Agreement also provides that the Company will pay a civil penalty of $10,000 over the next two (2) years, with the first payment of $3,333 having been made on August 25, 1997. In addition to the $10,000 civil penalty payment, an additional civil penalty amount of $62,000 will be made if AEC receives a pending $740,000 federal income tax refund within three years.

U.S. ENVIRONMENTAL PROTECTION AGENCY V. US ECOLOGY, INC., RCRA NO. V-W-025-92.

In 1992, the U.S. EPA initiated an administrative enforcement action against USE, a subsidiary of the Company, alleging that USE had failed to comply with certain regulatory requirements to provide financial assurance for closure and post-closure costs as well as liability insurance relating to its hazardous waste management of its facility in Sheffield, Illinois. The EPA is seeking a penalty of approximately $1.7 million and ordering compliance. USE ceased operations at the facility in 1983, which has been undergoing closure and corrective action pursuant to regulatory requirements and a RCRA Consent Order since that time. Because the Sheffield facility had not been an interim status facility under the RCRA regulations since November 1985, the Company responded that the interim status assurance and liability insurance requirements were inapplicable and the penalty assessment was unwarranted. The Company appealed an unfavorable decision to the Environmental Appeals Board and negotiated a reduction of the penalty with the EPA. The Company and the EPA entered a Consent Agreement and Final Order in August 1997 resolving this matter by payment of a $25,000 civil penalty.

IN THE MATTER OF AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, SOAH DOCKET NO. ###-##-####.

In this matter, the Texas Natural Resources Conservation Commission ("TNRCC"), alleges violations of certain provisions of the Winona Facility's air and surface facilities hazardous waste permits and relevant statutory provisions. The Complaint proposed an administrative penalty assessment of $71,700. The matter has been settled with the TNRCC agreement to withhold the penalty assessment provided the Company complies with the agreed closure plan with respect to the Winona facility.

IN RE AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, U.S. ENVIRONMENTAL PROTECTION AGENCY, DOCKET NO. RCRA-VI-712-H, DALLAS REGION 6.

On March 7, 1997, Company representatives attended a meeting with the EPA regarding compliance by AEESC with notification requirements of the intention to import waste from a foreign based waste generator. The meeting allowed the Company an opportunity to explain its position regarding the matter and to provide additional relevant information. The alleged violations involve reporting requirements only, not release of pollutants from the facility. EPA threatened filing an enforcement action against the Company seeking a penalty of approximately $67,500. The Company and EPA have agreed to an $8,000 settlement, which was paid on September 30, 1997.

ITEM 2.    CHANGES IN SECURITIES

The Third Amended and Restated Credit Agreement provides that the Company shall not make or declare any dividends or other distribution on any class of stock, except a dividend payable solely in shares of stocks, warrants, rights, or options to acquire shares.

As previously reported on Form 8-K November 26, 1996, the Company issued 300,000 shares of Series "E" Redeemable Convertible Preferred Stock ("Series E") to two of its directors in exchange for $3,000,000.00 in cash. Subsequently, one director sold a total of 26,000 Series E shares to two other directors at the original stated value of $10.00 per share. The Series E provides for a mandatory dividend of 11.25% annually, payable quarterly in common stock of the Company. Below is a listing of dividends paid with respect to the Series E for the third quarter of 1997:

                                                            (1997-Q3)
                                                            ---------

Total Shares Issued to Investing Directors                    47,588

Calculated Price/Share                                        $1.788

As previously reported in the Company's proxy statement, outside directors are paid an annual fee of $16,000, paid on a quarterly basis. As of 1996, each director is allowed to accept the fee in cash or common stock of the Company. On September 30, 1997 the Company issued 9,144 shares of its common stock in payment of the third quarter 1997 directors' fees. The number of shares is based on the closing market price of the Company's common stock on the last trading day of the relevant calendar quarter dividend into $4,000.00.

Pursuant to a resolution of the Company's Board of Directors on August 12, 1997 the Company granted Mr. Jack K. Lemley, Chairman and Chief Executive Officer, 25,000 shares of its common stock, in consideration of his past services to the Company.

In each instance, the Company is relying on Section 4(2) of the Securities Act and Rule 506 thereunder to qualify for exemption from registration of the common stock issued.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5     OTHER INFORMATION

                  None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits (see attached)


-------------------------------------------------------------------------------------------------------------------
Exhibit                                 Description                                Incorporated by Reference from
   No.                                                                                      Registrant's
-------------------------------------------------------------------------------------------------------------------
   3.1     Restated Certificate of Incorporation, as amended                      1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   3.2     Certificate of Amendment to Restated Certificate of Incorporation      Form S-4 dated 12-24-92
           dated June 4, 1992
-------------------------------------------------------------------------------------------------------------------
   3.3     Amended and Restated Bylaws dated February 28, 1995                    1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   3.4     Restated Certificate of Incorporation dated June 10, 1997              Third Quarter 1997 Form 10-Q
-------------------------------------------------------------------------------------------------------------------
   10.1    Sublease dated February 26, 1976, between the State of Washington,     Form 10 filed 3-8-84
           the United States Dept. of Commerce and Economic Development, and
           Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.
-------------------------------------------------------------------------------------------------------------------
   10.2    Lease dated May 1, 1977 ("Nevada Lease"), between the state of         Form 10 filed 3-8-84
           Nevada, Dept. of Human Resources and Nuclear Engineering Company,
           with Addendum thereto, dated December 7, 1982
-------------------------------------------------------------------------------------------------------------------
   10.3    Addendum to Nevada Lease dated March 28, 1988                          1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.4    Nevada State Health Division, Radioactive Material License issued to   1989 Form 10-K
           US Ecology, Inc. dated December 29, 1989
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
   10.5    Administrative Order by Consent between the United States              1985 Form 10-K
           Environmental Protection Agency and US Ecology, Inc. ("USE") dated
           September 30, 1985
-------------------------------------------------------------------------------------------------------------------
   10.6    State of Washington Radioactive Materials License issued to US         1986 Form 10-K
           Ecology, Inc. dated January 21, 1987
-------------------------------------------------------------------------------------------------------------------
  10.11    Agreement between the Central Interstate Low-Level Radioactive Waste   2nd Quarter 1988 10-Q
           Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
           January 28, 1988 ("Central Interstate Compact Agreement")
-------------------------------------------------------------------------------------------------------------------
  10.12    Amendment to Central Interstate Compact Agreement dated May 1, 1990    1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.13    Second Amendment to Central Interstate Compact Agreement dated June    1994 Form 10-K
           24, 1991
-------------------------------------------------------------------------------------------------------------------
  10.14    Third Amendment to Central Interstate Compact Agreement dated July 1,  1994 Form 10-K
           1994
-------------------------------------------------------------------------------------------------------------------
  10.15    Settlement agreement dated May 25, 1988 among the Illinois Department  Form 8-K dated 6-7-88 of Nuclear Safety, US Ecology, Inc. and American Ecology Corporation
           of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site
-------------------------------------------------------------------------------------------------------------------
  10.16    Nevada Division of Environmental Protection Permit for Hazardous       1988 Form 10-K
           Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
           Inc. dated June 24, 1988
-------------------------------------------------------------------------------------------------------------------
  10.17    Texas Water Commission Permit for Industrial Solid Waste Management    1988 Form 10-K
           Site (Part B) issued to Texas Ecologists, Inc. dated December 5, 1988
-------------------------------------------------------------------------------------------------------------------
  10.18    Memorandum of Understanding between American Ecology Corporation and   1989 Form 10-K
           the State of California dated August 15, 1988
-------------------------------------------------------------------------------------------------------------------
  10.19    United States Environmental Protection Agency approval to dispose of   1989 Form 10-K
           non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
           Nevada chemical waste disposal facility
-------------------------------------------------------------------------------------------------------------------
  10.20    Employment Agreement between American Ecology Corporation and C.       1993 Form 10-K
           Clifford Wright, Jr. dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.21    Employment Agreement between American Ecology Corporation and William  1993 Form 10-K
           P. McCaughey dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.22    Employment Agreement between American Ecology Corporation and Stephen  1993 Form 10-K
           W. Travers dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.23    Employment Agreement between American Ecology Corporation and Harry    1993 Form 10-K
           O. Nicodemus, IV dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.24    Employment Agreement between American Ecology Corporation and Ronald   1993 Form 10-K
           K. Gaynor dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.26    Amended and Restated American Ecology Corporation 1992 Stock Option    Proxy Statement dated 4-26-94
           Plan  *
-------------------------------------------------------------------------------------------------------------------
  10.27    Amended and Restated American Ecology Corporation 1992 Outside         Proxy Statement dated 4-26-94
           Director Stock Option Plan  *
-------------------------------------------------------------------------------------------------------------------
  10.28    American Ecology Corporation 401 (k) Savings  Plan  *                  1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.29    American Ecology Corporation Retirement Plan  *                        1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.30    Credit Agreement between American Ecology Corporation, its             1994 Form 10-K
           subsidiaries and Texas Commerce Bank National Association dated
           December 1, 1994 (terminated by 10.41 below)
-----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
  10.31    Security Agreement dated as of December 1, 1994 by American Ecology    1994 Form 10-K
           Corporation in favor of Texas Commerce Bank, National Association
           (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------
  10.32    Security Agreement by subsidiaries of American Ecology Corporation     1994 Form 10-K
           dated as of December 1, 1994 in favor of Texas Commerce Bank,
           National Association (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------
  10.33    Lease Agreement between American Ecology Corporation and VPM 1988-1,   Form S-4 filed 12-24-92
           Ltd. dated October 14, 1992
-------------------------------------------------------------------------------------------------------------------
  10.34    Rights Agreement dated as of December 7, 1993 between American         Form 8-K dated 12-7-93
           Ecology Corporation and Chemical Shareholders Services Group, Inc.
           as Rights Agent
-------------------------------------------------------------------------------------------------------------------
  10.35    Agreement and Plan of Merger by and between American Ecology           Form S-4 dated 12-24-92
           Corporation and Waste Processor Industries, Inc.
-------------------------------------------------------------------------------------------------------------------
  10.36    Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,     1993 Form 10-K
           the State of Nevada, the Nevada State Environmental Commission, and
           the Nevada Dept. of Human Resources
-------------------------------------------------------------------------------------------------------------------
  10.37    Settlement Agreement dated as of January 19, 1994 by and among US      1993 Form 10-K
           Ecology, Inc., Staff of the Washington Utilities and Transportation
           Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
           General Electric Company, the Washington Public Power Supply System
           and Public Service Company of Colorado.
-------------------------------------------------------------------------------------------------------------------
  10.38    Agreement dated January 28, 1994 between American Ecology              Form 8-K dated 2-3-94
           Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
           Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement
           #2, Thomas W. McNamara and Thomas W. McNamara as a trustee of the Jenner & Block Profit Sharing Trust No. 082.
-------------------------------------------------------------------------------------------------------------------
  10.39    Agreement of Purchase and Sale dated as of April 7, 1994 by and among  1st Quarter 1994 Form 10-Q,
           American Ecology Corp., American Ecology Recycle Center, Inc.,         3rd Quarter 1994 Form 10-Q
           Quadrex Environmental Company and Quadrex Corporation, as amended by
           Amendments dated June 14, 1994 and August 22, 1994.
-------------------------------------------------------------------------------------------------------------------
  10.40    Stock Purchase Agreement dated as of May 10, 1994 by and between       1st Quarter 1994 Form 10-Q,
           American Ecology Corporation and Mobley Environmental Services, Inc.,  3rd Quarter 1994 Form 10-Q
           as amended by Amendment dated September 21, 1994.
-------------------------------------------------------------------------------------------------------------------
  10.41    Second Amended Restated Credit Agreement between American Ecology      1995 Form 10-K
           Corporation, its subsidiaries and Texas Commerce Bank National
           Association dated June 30, 1995
-------------------------------------------------------------------------------------------------------------------
  10.42    Security Agreement dated June 30, 1995 by American Ecology             1995 Form 10-K
           Corporation in favor of Texas Commerce Bank National Association.
-------------------------------------------------------------------------------------------------------------------
  10.43    Security Agreement dated June 30, 1995 by subsidiaries of American     1995 Form 10-K
           Ecology Corporation in favor of Texas Commerce Bank National
           Association.
-------------------------------------------------------------------------------------------------------------------
    21     List of Subsidiaries                                                   1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   23.1    Consent of Arthur Andersen LLP
-------------------------------------------------------------------------------------------------------------------
   23.2    Consent of Balukoff, Lindstrom & Co., P.A.
-------------------------------------------------------------------------------------------------------------------
    27     Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

           b.   Reports on Form 8-K

                February 18, 1997 Form 8-K filed relating to the Third Amended and Restated Credit Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN ECOLOGY CORPORATION
                                                (REGISTRANT)


Date: November 13, 1997                 By:  /s/ JACK K. LEMLEY
                                             -----------------------------------
                                              Jack K. Lemley
                                              Chief Executive Officer


Date: November 13, 1997                 By:  /s/ R. S. THORN
                                             -----------------------------------
                                               R. S. Thorn
                                               Vice President of Administration
                                               Chief Accounting Officer

                               INDEX TO EXHIBITS


Exhibit                                                                            Incorporated by Reference from
  No.                                   Description                                         Registrant's
-------                                 -----------                                ------------------------------
   3.1  -- Restated Certificate of Incorporation, as amended                      1989 Form 10-K

   3.2  -- Certificate of Amendment to Restated Certificate of Incorporation      Form S-4 dated 12-24-92
           dated June 4, 1992

   3.3  -- Amended and Restated Bylaws dated February 28, 1995                    1994 Form 10-K

   3.4  -- Restated Certificate of Incorporation dated June 10, 1997              Third Quarter 1997 Form 10-Q

   10.1 -- Sublease dated February 26, 1976, between the State of Washington,     Form 10 filed 3-8-84
           the United States Dept. of Commerce and Economic Development, and
           Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.

   10.2 -- Lease dated May 1, 1977 ("Nevada Lease"), between the state of         Form 10 filed 3-8-84
           Nevada, Dept. of Human Resources and Nuclear Engineering Company,
           with Addendum thereto, dated December 7, 1982

   10.3 -- Addendum to Nevada Lease dated March 28, 1988                          1989 Form 10-K

   10.4 -- Nevada State Health Division, Radioactive Material License issued to   1989 Form 10-K
           US Ecology, Inc. dated December 29, 1989


Exhibit                                                                            Incorporated by Reference from
  No.                                   Description                                         Registrant's
-------                                 -----------                                ------------------------------
   10.5 -- Administrative Order by Consent between the United States              1985 Form 10-K
           Environmental Protection Agency and US Ecology, Inc. ("USE") dated
           September 30, 1985

   10.6 -- State of Washington Radioactive Materials License issued to US         1986 Form 10-K
           Ecology, Inc. dated January 21, 1987

  10.11 -- Agreement between the Central Interstate Low-Level Radioactive Waste   2nd Quarter 1988 10-Q
           Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
           January 28, 1988 ("Central Interstate Compact Agreement")

  10.12 -- Amendment to Central Interstate Compact Agreement dated May 1, 1990    1994 Form 10-K

  10.13 -- Second Amendment to Central Interstate Compact Agreement dated June    1994 Form 10-K
           24, 1991

  10.14 -- Third Amendment to Central Interstate Compact Agreement dated July 1,  1994 Form 10-K
           1994

  10.15 -- Settlement agreement dated May 25, 1988 among the Illinois Department  Form 8-K dated 6-7-88 of Nuclear Safety, US Ecology, Inc. and American Ecology Corporation
           of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site

  10.16 -- Nevada Division of Environmental Protection Permit for Hazardous       1988 Form 10-K
           Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
           Inc. dated June 24, 1988

  10.17 -- Texas Water Commission Permit for Industrial Solid Waste Management    1988 Form 10-K
           Site (Part B) issued to Texas Ecologists, Inc. dated December 5, 1988

  10.18 -- Memorandum of Understanding between American Ecology Corporation and   1989 Form 10-K
           the State of California dated August 15, 1988

  10.19 -- United States Environmental Protection Agency approval to dispose of   1989 Form 10-K
           non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
           Nevada chemical waste disposal facility

  10.20 -- Employment Agreement between American Ecology Corporation and C.       1993 Form 10-K
           Clifford Wright, Jr. dated April 1, 1994     * (terminated in 1995)

  10.21 -- Employment Agreement between American Ecology Corporation and William  1993 Form 10-K
           P. McCaughey dated April 1, 1994     * (terminated in 1995)

  10.22 -- Employment Agreement between American Ecology Corporation and Stephen  1993 Form 10-K
           W. Travers dated April 1, 1994     * (terminated in 1995)

  10.23 -- Employment Agreement between American Ecology Corporation and Harry    1993 Form 10-K
           O. Nicodemus, IV dated April 1, 1994     * (terminated in 1995)

  10.24 -- Employment Agreement between American Ecology Corporation and Ronald   1993 Form 10-K
           K. Gaynor dated April 1, 1994     * (terminated in 1995)

  10.26 -- Amended and Restated American Ecology Corporation 1992 Stock Option    Proxy Statement dated 4-26-94
           Plan  *

  10.27 -- Amended and Restated American Ecology Corporation 1992 Outside         Proxy Statement dated 4-26-94
           Director Stock Option Plan  *

  10.28 -- American Ecology Corporation 401 (k) Savings  Plan  *                  1994 Form 10-K

  10.29 -- American Ecology Corporation Retirement Plan  *                        1994 Form 10-K

  10.30 -- Credit Agreement between American Ecology Corporation, its             1994 Form 10-K
           subsidiaries and Texas Commerce Bank National Association dated
           December 1, 1994 (terminated by 10.41 below)

Exhibit                                                                            Incorporated by Reference from
  No.                                   Description                                         Registrant's
-------                                 -----------                                ------------------------------
  10.31 -- Security Agreement dated as of December 1, 1994 by American Ecology    1994 Form 10-K
           Corporation in favor of Texas Commerce Bank, National Association
           (terminated by 10.43 below)

  10.32 -- Security Agreement by subsidiaries of American Ecology Corporation     1994 Form 10-K
           dated as of December 1, 1994 in favor of Texas Commerce Bank,
           National Association (terminated by 10.43 below)

  10.33 -- Lease Agreement between American Ecology Corporation and VPM 1988-1,   Form S-4 filed 12-24-92
           Ltd. dated October 14, 1992

  10.34 -- Rights Agreement dated as of December 7, 1993 between American         Form 8-K dated 12-7-93
           Ecology Corporation and Chemical Shareholders Services Group, Inc. as
           Rights Agent

  10.35 -- Agreement and Plan of Merger by and between American Ecology           Form S-4 dated 12-24-92
           Corporation and Waste Processor Industries, Inc.

  10.36 -- Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,     1993 Form 10-K
           the State of Nevada, the Nevada State Environmental Commission, and
           the Nevada Dept. of Human Resources

  10.37 -- Settlement Agreement dated as of January 19, 1994 by and among US      1993 Form 10-K
           Ecology, Inc., Staff of the Washington Utilities and Transportation
           Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
           General Electric Company, the Washington Public Power Supply System
           and Public Service Company of Colorado.

  10.38 -- Agreement dated January 28, 1994 between American Ecology              Form 8-K dated 2-3-94
           Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
           Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement
           #2, Thomas W. McNamara and Thomas W. McNamara as a trustee of the Jenner & Block Profit Sharing Trust No. 082.

  10.39 -- Agreement of Purchase and Sale dated as of April 7, 1994 by and among  1st Quarter 1994 Form 10-Q, 3rd
           American Ecology Corp., American Ecology Recycle Center, Inc.,         Quarter 1994 Form 10-Q
           Quadrex Environmental Company and Quadrex Corporation, as amended by
           Amendments dated June 14, 1994 and August 22, 1994.

  10.40 -- Stock Purchase Agreement dated as of May 10, 1994 by and between       1st Quarter 1994 Form 10-Q, 3rd
           American Ecology Corporation and Mobley Environmental Services, Inc.,  Quarter 1994 Form 10-Q
           as amended by Amendment dated September 21,
           1994.

  10.41 -- Second Amended Restated Credit Agreement between American Ecology      1995 Form 10-K
           Corporation, its subsidiaries and Texas Commerce Bank National
           Association dated June 30, 1995

  10.42 -- Security Agreement dated June 30, 1995 by American Ecology             1995 Form 10-K
           Corporation in favor of Texas Commerce Bank National
           Association.

  10.43 -- Security Agreement dated June 30, 1995 by subsidiaries of American     1995 Form 10-K
           Ecology Corporation in favor of Texas Commerce Bank National
           Association.

    21  -- List of Subsidiaries                                                   1994 Form 10-K

   23.1 -- Consent of Arthur Andersen LLP

   23.2 -- Consent of Balukoff, Lindstrom & Co., P.A.

    27  -- Financial Data Schedule