Form 10-K/A
period 1996-12-31
AMERICAN ECOLOGY CORP
filed 1997-11-18
CIK 742126

================================================================================

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

                               Yes [X]   No  [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At November 14, 1997, Registrant had outstanding 8,379,813 shares of its Common Stock.

================================================================================

                            EXPLANATION OF AMENDMENT

    The Registrant, American Ecology Corporation (the "Company"), filed a Registration Statement on Form S-3 on September 9, 1997 with the Securities and Exchange Commission. In the course of reviewing such Registration Statement, the Commission made comments on the Form 10-K as filed with the Commission on March 25, 1997. Based on these comments, the Company is hereby amending Part I, Items 7 and 8 of its Form 10-K. All amended items are stated as of December
31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAPITAL RESOURCES AND LIQUIDITY


    The Company has incurred recurring losses from operations, had a working capital deficit of $16,693,000 and $16,115,000 as of December 31, 1996 and December 31, 1995, and continues into a second year experiencing difficulty paying its on-going obligations as they become due. While the Company cannot be certain about its ability to improve short-term operating results, the Company is confident that the reduction in operating expenses other than interest which it anticipates from the actions discussed below plus its new bank loan terms providing for accrual of interest during 1997 and 1998 will enable the Company to meet its obligations as they become due for the balance of 1997. The new bank loan terms described below and in note 7 to the Consolidated Financial Statements reduce the Company's cash requirements in 1997 by approximately $5.0 million. The Company's financial statements as of December 31, 1996, contain adjustments to the asset carrying amounts for the Winona facility for asset liquidation and the accounting for the impairment of the Winona facility. Management's actions and plans to address these issues are as follows:



Credit Agreement


    A Third Amended and Restated Credit Agreement was executed on December 31, 1996, but dated effective October 31, 1996 between the Company and its bank lender, Texas Commerce Bank. This Credit Agreement extends the maturity of the credit agreement to December 31, 2000, and modifies certain other terms. A description of the Credit Agreement as so amended is set forth in Note 7 to the Consolidated Financial Statements. As of December 31, 1996, the Company had borrowed all amounts available under its Credit Agreement except for $6.9 million in interest to be accrued in 1997 and 1998 and added to the loan balance.


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

    The NASDAQ ruling provided that the Company's stock would be de-listed from the NASDAQ National Market effective March 21, 1997. Under NASDAQ rules, the Company's appeal will stay, or prevent, de-listing from the National Market until the appeal is heard and decided.

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

    In carrying out the disposal of the Winona facility, the Company will complete all of its legal obligations for the site closure and post closure. The Company will make every effort to clean the site and the equipment to maximize the proceeds from the sale of these assets. There can be no assurance that the sale of the assets will result in a favorable outcome, and there may still be a need for the Company to supply additional funding for the Winona site through the closure and post-closure periods.

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

    The Company offered an unsolicited proposal in the second quarter of 1995 to the Department of Energy ("DOE") to dispose of large volumes of LLRW from the DOE's Hanford site into the Company's Richland, Washington facility which is located on the Hanford Reservation. Although the Company believed and still believes the economics of its proposal should be very attractive to the DOE, the DOE rejected the Company's proposal. The Company will continue to pursue this opportunity.

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

    The following table sets forth items in the Statements of Operations for the three years ended December 31, 1996, as a percentage of revenue:

                                                                    Percentage of Revenues for the
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                1996             1995             1994
                                                                ----             ----             ----
Revenues                                                        100.0%           100.0%           100.0%
Operating costs                                                  92.2            104.8             75.4
                                                             --------         --------         --------

Gross profit (loss)                                               7.8             (4.8)            24.6
Selling, general and administrative expenses                     23.4             24.2             17.2
Impairment losses on long-lived assets                           14.9             48.7               --
                                                             --------         --------         --------
Income (loss) from operations                                   (30.5)           (77.6)             7.4
Other (income) expense, net                                       4.6              2.4             (0.4)
Interest expense                                                  0.0              0.0              0.0
                                                             --------         --------         --------
Income (loss) before income taxes                               (25.9)           (80.0)             7.8
Income tax expense (benefit)                                     (3.0)            (8.0)             2.5
                                                             --------         --------         --------
Preferred stock dividends                                         0.9              0.1               --
                                                             --------         --------         --------
Net income (loss) to common shareholders                        (23.8)%          (72.1)%            5.3%
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

    The LLRW division revenues were $26,238,000 in 1996, compared to $26,623,000 for 1995. Revenues of the LLRW division should increase when the Butte, Nebraska facility is licensed. The Company's current contract with the CIC specifies certain project milestones to be achieved in order for generator funding of development to proceed. The first milestones, which were under control of the Company, were completed by July 1995. The remaining four milestones are actions by the State of Nebraska. The Company anticipates that notice of the state's intent to issue a license decision will occur in the fall of 1997. The remaining three milestones are issuance of a draft license decision, a final license decision and completion or termination of the project, whichever occurs first. The Company anticipates that a final license decision will be made by the end of 1999. After a construction period of approximately 18 months, the facility would begin accepting waste and generating revenue. This is currently estimated to occur in 2001. The CIC currently reimburses the Company for its expenses in regard to the project monthly. Revenues from the CIC were $5.7 million, $8.1 million, and $9.8 million in 1996, 1995, and 1994, respectively. Revenues for 1996 from the CIC decreased because the Company ceased including in revenues reimbursements of State of Nebraska costs that were billed to the Company and reimbursed to it by CIC. Starting in 1996, the Company viewed itself as merely a pass through conduit for these revenues and costs.



    LLRW disposal revenues decreased 8% in 1994 due principally to the implementation of the Federal Low-Level Radioactive Waste Policy Amendments Act of 1985 (the "Low-Level Act") on January 1, 1993. The Low-Level Act together with state regulatory initiatives resulted in the inactivity of the Beatty, Nevada LLRW facility and the regulatory restrictions placed on the Richland, Washington facility and caused unusually large volumes of waste receipts at the end of 1992 which were not buried and recognized as revenues until the first quarter of 1993. Exclusive of the carryover effect of volumes received in 1992, 1994 disposal revenues increased by approximately 37% compared to 1993 due to penetration of the NARM (naturally occurring or accelerator produced radioactive materials) waste disposal market. When the Company entered into this market in 1992, there was no cost effective competitor for NARM business. In 1994 Envirocare began accepting NARM for disposal at costs less than the Company's due to lower disposal fees and shipping and packaging costs. In 1994, the Company entered the LLRW on-site remediation business generating approximately $1,900,000 of revenues by providing technical and remedial services for several projects in various regions of the country. Additionally, the acquisition of the Recycle Center in September 1994, contributed approximately $2,800,000 in treatment, processing, and recycling revenues.


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

Operating Costs


    Operating costs in fiscal 1996 decreased $25,053,000, or 35%, as compared to 1995, including a decrease of $2.8 million in nonrecurring adjustments listed in the table on the following page. A large portion of the decrease related to the decrease in revenues at the Winona facility, which was closed in 1996, and at the Beatty facility. The operating costs of these two facilities decreased by $13.5 million. However, even though overall revenues decreased 26% from 1996 to 1995, there is a larger drop in the actual operating expenses of 35% for the same period. Aside from the large decreases in operating costs for the Beatty and Winona facilities, there was marked improvement from the site managers making conscious decisions for the Company. These decisions were considering how they could best manage their site location and be accountable for the activities there., which had previously been the responsibility of the corporate office. In addition corporate headquarter expenses allocated to the operating divisions were decreased by $1.5 million in 1996 from 1995.



    Both variable and fixed operating costs were reduced in 1996 from 1995. The fixed costs in 1996 were $4,543,000, a decrease of $1,409,000 from 1995 at $5,952,000. Variable costs decreased dramatically also. In 1996, variable costs were $20,701,000 compared to $34,656,000 in 1995. Variable costs were trimmed in every area possible. The managers of each site analyzed and corrected items such as idle vehicle and equipment rental, use of disposal supplies, lab equipment and supplies, parts, consulting, and subcontracted costs including transportation. As a percentage of revenues, operating costs were 92%, 105%, and 75% for 1996, 1995, and 1994, respectively.

    The following table sets forth unusual events and non-recurring accounting adjustments which affected operating costs for 1996, 1995, and 1994, respectively.

                                                                   Increase (Decrease) in Operating Costs
                                                                               (in thousands)
                                                                               --------------
                                                                         1996            1995         1994
                                                                         ----            ----         ----
 Deferred site maintenance accrual adjustments due to changes
      in current cost estimates                                    $         --      $      --    $   (3,202)


 Settlements of environmental insurance claims on closed                     --             --          (505)
 sites

 Deferred site maintenance accrual reversal, settlement with the Commonwealth of Kentucky, and estimated PRP settlements all regarding remedial liability and indemnity
    for the closed Maxey Flats site                                          --             --          (518)


 Writedowns of certain permitting costs and airspace cost                   135             76           413


 Deferred site maintenance accrual adjustment due to change
      in the discount rate used to compute present value                     --          1,396            --


 Writedowns of design fees/facility costs due to abandonments                --            320            --


 Cell development cost amortization adjustment due to
      changes in cell utilization                                            --            204            --


 Settlement of variances from collective bargaining agreement -
      Recycle Center                                                         --            447            --


 Remedial investigation costs - Beatty, Nevada site                          --            491            --
                                                                   ------------      ---------    ----------



        Total unusual events and non-recurring adjustments
          included in operating costs                              $        135      $   2,934    $   (3,812)
                                                                   ============      =========    ==========

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

Selling, General and Administrative Expenses


    Selling, general and administrative expenses ("SG&A") for 1996 were $11,682,000 compared to $16,411,000 for 1995. Included in SG&A for the 1996 period are charges for several unusual events and non-recurring accounting adjustments which increased SG&A by $372,000. In 1995 the $16,411,000 of SG&A included $2,942,000 of unusual and non-recurring expenses. Of these nonrecurring expenses, $1,163,000 was severance pay for the management personal replaced in the 1995 change in management, $1,241,000 related to the net loss on the Houston office space lease due to movement of the Company's headquarters from Houston to Boise, and $621,000 was the write-off of deferred costs and a claim for retirement plan restitution which the Company's new management could not verify the validity of. These items were offset by an $83,000 valuation adjustment in securities held by the Company's insurance subsidiary. On a site by site study many of the SG&A costs remained too high for the decrease of revenues. In 1996, the Beatty facility revenues were only 43% of 1995 revenues, while SG&A costs remained at 66% of 1995 SG&A costs. The other sites' percentage of SG&A is not as high as the Beatty facility, but they are all too high in proportion to the decrease of revenues. Exclusive of these charges, SG&A was $11,682,000 in 1996 compared to $13,469,000 in 1995, a decrease of $1,787,000 from 1995. The corporate SG&A was reduced considerably from $13,710,000 in 1995 to $7,712,000 in 1996. Both years include SG&A legal costs. However, the legal fees were reduced considerably in 1996. Included in SG&A costs for 1996 are $1,559,000 of corporate legal costs. Excluding the $2,942,000 in nonrecurring SG&A costs in 1995 discussed above, the SG&A costs increased in 1995 from 1994 by $1,787,000 due to an $861,000 increase in legal fees and a $420,000 increase in insurance premiums, which were only partially offset by a decrease in other items.


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

Corporate Development Considerations

    See "Business - Low-Level Radioactive Waste Services - Disposal Services Proposed Ward Valley, California Facility" and "Proposed Butte, Nebraska Facility" for a description of the Company's facilities, and the impact of such facilities and other future considerations on the Company's consolidated financial condition and results of operations.

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


Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
March 17, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Ecology Corporation:

    We have audited the accompanying consolidated balance sheet of American Ecology Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP


Houston, Texas
April 11, 1996

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                    As of December 31,
                                                                                    ------------------
                                                                                   1996             1995
                                                                                   ----             ----
 ASSETS
 Current Assets:
    Cash and cash equivalents                                                 $          185   $          229
    Investment securities                                                                410              523
    Receivables, net of allowance for doubtful
       accounts of $1,155 and $1,322, respectively                                    10,396           16,938
    Income taxes receivable                                                              740            5,339
    Insurance claim receivable                                                            --            2,538
    Prepayments and other                                                                949            1,675
                                                                              --------------   --------------
       Total current assets                                                           12,680           27,242

 Cash and investment securities, pledged                                              16,394           13,770
 Property and equipment, net                                                          14,255           21,764
 Deferred site development costs                                                      53,030           47,364
 Intangible assets relating to acquired businesses, net                                  462              486
 Other assets                                                                          2,206            3,499
                                                                              --------------   --------------
       Total Assets                                                           $       99,027   $      114,125
                                                                              ==============   ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Revolving credit loan                                                     $           --   $        6,416
    Current portion of long term debt                                                    503              780
    Accounts payable                                                                  10,470           13,376
    Accrued liabilities                                                               16,876           21,022
    Deferred site maintenance, current portion                                         1,524            1,763
                                                                              --------------   --------------
       Total current liabilities                                                      29,373           43,357

 Long term debt, excluding current portion                                            36,202           28,357
 Deferred site maintenance, excluding current portion                                 19,848           20,387

 Commitments and contingencies (Note 13) Shareholders' equity:
     Convertible preferred stock, $.01 par value,
       1,000,000 shares authorized, none issued                                           --               --
    Series D cumulative convertible preferred stock, $.01 par value,
       105,264 authorized, 105,264 shares issued and outstanding                           1                1
    Series E redeemable convertible preferred stock, $10.00 par value,
       300,000 authorized, 300,000 and 0 shares issued and outstanding                 3,000               --
    Common stock, $.01 par value, 20,000,000 authorized, 8,010,017
       and 7,825,628 shares issued and outstanding, respectively                          80               78
    Additional paid-in capital                                                        46,971           46,762
    Unrealized gain (loss) on securities available-for-sale                             (477)            (718)
    Retained earnings (deficit)                                                      (35,971)         (24,099)
                                                                              --------------   --------------
       Total shareholders' equity                                                     13,604           22,024
                                                                              --------------   --------------
          Total Liabilities and Shareholders' Equity                          $       99,027   $      114,125
                                                                              ==============   ==============



The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                  1996               1995              1994
                                                                  ----               ----              ----
 Revenues                                                    $       49,972    $       67,895    $       71,891
 Operating costs                                                     46,076            71,129            54,181
                                                             --------------    --------------    --------------

    Gross profit (loss)                                               3,896            (3,234)           17,710
 Selling, general and administrative expenses                        11,682            16,411            12,362
 Impairment loss on long-lived assets                                 7,451            33,048                --
                                                             --------------    --------------    --------------

    Income (loss) from operations                                   (15,237)          (52,693)            5,348
 Investment income                                                     (932)             (582)             (287)
 (Gain) or loss on sale of assets                                       (55)            1,836                --
 Other expense                                                       (1,326)              821                --
 Interest expense                                                        --                --                --
                                                             --------------     -------------    --------------

    Income (loss) before income taxes                               (12,924)          (54,318)            5,635
 Income tax expense (benefit)                                        (1,517)           (5,415)            1,785
                                                             --------------     --------------   --------------

    Net income or (loss)                                            (11,407)          (48,903)            3,850

 Preferred stock dividends                                              465                88                --
                                                             --------------     -------------    --------------
    Net income (loss) available to common shareholders       $      (11,872)    $     (48,991)   $        3,850
                                                             ==============     =============    ==============

 Net income (loss) per share, primary                        $        (1.50)    $       (6.26)   $          .49
                                                             ==============     =============    ==============
 Dividends paid per common share                             $           --     $        .025    $          .10
                                                             ==============     =============    ==============

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($ 000'S)

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                               1996             1995             1994
                                                                               ----             ----             ----
Cash flows from operating activities:
   Net income (loss)                                                      $  (11,407)    $    (48,903)    $      3,850
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Impairment loss on long-lived assets                                        7,451           33,048               --
   Depletion, depreciation and amortization                                    5,383            7,319            6,279
   Deferred income taxes                                                          --              816            3,044
   (Gain) loss on sale of assets                                                 (58)           1,386              (65)
   Debt restructure fees                                                         265               --               --
   Realized loss on sales of securities available-for-sale                        --              101               --
   Changes in assets and liabilities, excluding effects of acquisitions:
     Receivables                                                               6,542           12,655           (4,534)
     Income taxes receivable                                                   4,599           (5,339)              --
     Proceeds from insurance claim                                             2,538               --               --
     Investment securities classified as trading                                (582)            (354)             472
     Other assets                                                               (850)          (1,016)            (411)
     Deferred site maintenance                                                  (778)             (40)          (7,041)
     Other liabilities                                                        (7,933)           2,923           (3,394)
                                                                          ----------     ------------     ------------
         Total adjustments                                                    16,577           51,499           (5,650)
                                                                          ----------     ------------     ------------
     Net cash provided by (used in) operating activities                       5,170            2,596           (1,800)
                                                                          ----------     ------------     ------------

Cash flows from investing activities:
   Capital expenditures, excluding site development costs                     (1,677)          (2,320)          (3,714)
   Site development costs, including capitalized interest                     (3,982)          (6,125)          (4,321)
   Payments for businesses acquired                                               --               --          (27,871)
   Proceeds from sales of assets                                                  31            1,080              299
   Net proceeds from sales of investment securities                           (1,993)             214               --
   Transfers to (from) cash and investment securities, pledged                   384             (241)             885
                                                                          ----------     ------------     ------------
     Net cash used in investing activities                                    (7,237)          (7,392)         (34,722)
                                                                          ----------     ------------     ------------

Cash flows from financing activities:
   Proceeds from issuances and indebtedness                                   29,008           26,640           56,555
   Payments of indebtedness                                                  (29,985)         (26,430)         (23,739)
   Proceeds from common stock issued                                              --               98              301
   Proceeds from preferred stock issued, net                                   3,000            4,759               --
   Liquidation of shareholders' rights                                            --              (78)              --
   Payment of cash dividends                                                      --             (195)            (780)
                                                                          ----------     ------------     ------------
     Net cash provided by (used in) financing activities                       2,023            4,794           32,337
                                                                          ----------     ------------     ------------


Decrease in cash and cash equivalents                                            (44)              (2)          (4,185)

Cash and cash equivalents at beginning of year                                   229              231            4,416
                                                                          ----------     ------------     ------------

Cash and cash equivalents at end of year                                  $      185     $        229     $        231
                                                                          ==========     ============     ============
                                                                                                          $        123
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest, net of amounts capitalized                                 $       --     $         --     $         --
     Income taxes                                                         $       --     $         --     $        123

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)

                                       8.375%         11.25%
                                      SERIES D       SERIES E                                   UNREALIZED
                                     CUMULATIVE     REDEEMABLE                                 GAIN (LOSS)
                                    CONVERTIBLE    CONVERTIBLE                   ADDITIONAL     SECURITIES      RETAINED
                                     PREFERRED      PREFERRED       COMMON        PAID-IN       AVAILABLE-      EARNINGS
                                       STOCK          STOCK          STOCK        CAPITAL        FOR-SALE       (DEFICIT)
                                       -----          -----          -----        -------        --------       ---------
Balance, December 31, 1993             $     --    $     --         $   78        $ 41,469       $    --        $ 22,017



Net income                                   --          --             --              --            --           3,850
Common stock issuances                       --          --             --             301            --              --
Income tax benefit of stock
   options exercised                         --          --             --              67            --              --
Dividends - common stock                     --          --             --              --            --            (780)
Unrealized gain on securities
   available-for-sale                        --          --             --              --             43             --
                                       --------    --------         -------        --------      --------       --------
Balance, December 31, 1994             $     --    $     --         $    78        $ 41,837      $     43       $ 25,087


Net loss                                     --          --              --              --            --        (48,903)
Preferred stock issuances                     1          --              --           4,898            --             --
Common stock issuances                       --          --              --              98            --             --
Income tax benefit of
   stock options exercised                   --          --               7              --            --             --
Liquidation of shareholders'
   rights                                    --          --               --             --            --             --
Dividends - common stock                     --          --               --             --            --           (195)
Dividends - preferred stock                  --          --               --             --            --            (88)
Unrealized loss on securities
   available-for-sale                        --          --               --             --          (761)            --
                                       --------    --------         --------       --------      --------       --------

Balance, December 31, 1995             $      1    $     --         $     78       $ 46,762      $   (718)      $(24,099)


Net loss
Preferred stock issuances                    --       3,000               --             --            --        (11,407)
Common stock issuances                       --          --                2            209            --             --
Income tax benefit of
   stock options exercised                   --          --               --             --            --             --
Liquidation of shareholders'
   rights                                    --          --               --             --            --             --
Dividends - common stock                     --          --               --             --            --             --
Dividends - preferred stock                  --          --               --             --            --           (465)

Unrealized gain (loss) on
   securities available-for-sale             --          --               --             --                           --
                                       --------    --------         --------       --------      --------       --------
Balance, December 31, 1996             $      1    $  3,000         $     80       $ 46,971      $  (477)       $(35,971)
                                       ========    ========         ========       ========      ========       ========

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

                                                                     (000's except per share amounts)
                                                                         Year Ended December 31,
                                                                         -----------------------

                                                                  1996             1995             1994
                                                                  ----             ----             ----
Net income (loss)                                              $  (11,407)     $   (48,903)      $   3,850
   Adjustments to net income (loss):
     Preferred stock dividends                                        465               88              --
                                                               ----------      -----------       ---------
       Adjusted net income (loss) available to
          common shareholders                                  $  (11,872)     $   (48,991)      $   3,850

Weighted average shares outstanding-
   Common shares outstanding at year end                            8,010            7,826           7,819
   Effect of using weighted average common and
     common equivalent shares outstanding                            (114)              (4)             (6)
   Effect of shares issuable under stock option
     plans based on the treasury stock method                          --               --              38
                                                               ----------      -----------       ---------
         Shares used in computing earnings (loss)
           per share                                                7,896            7,822           7,851
                                                               ----------      -----------       ---------

Net income (loss) per common and common
   equivalent share, primary                                   $    (1.50)     $     (6.26)     $     .49
                                                               ==========      ===========      =========

    There was no difference between the primary and fully diluted earnings per share calculations in 1996, 1995, and 1994.

     New Accounting Principles. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company currently accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". (See Note 11).

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

     Reclassification. Only minor reclassifications have been made to prior year financial statements to conform to the fiscal 1996 presentation.

NOTE 2.  CASH AND INVESTMENT SECURITIES

    Cash and investment securities at December 31, 1996 and 1995, were as follows (in thousands):

                                                                             1996                  1995
                                                                             ----                  ----
Cash and cash equivalents                                                 $    788              $  1,246
Trading securities                                                           7,576                 6,993
Securities held-to-maturity                                                  7,383                 5,760
Securities available-for-sale                                                1,242                   523
                                                                          --------              --------
                                                                          $ 16,989              $ 14,522
                                                                          ========              ========

     Investments in trading securities consist principally of preferred stocks, which are held by a captive insurance company wholly-owned by the Company. The change in net unrealized holding gains on trading securities was $115,000 in 1996 and $114,000 in 1995 each of which has been included in earnings. Investments in securities available-for-sale consist of common stock of Perma-Fix, Inc. (see Note 12) which has an original cost value of $1,719,000, fair value of $1,242,000 and a gross unrealized holding loss of $477,000 at December 31, 1996. The change in net unrealized holding loss on securities available-for-sale was $477,000 which has been included as a separate component of shareholders' equity during the period. In 1996, investment securities were purchased and held, there was no gain or loss realized, interest earned on holding these investment securities was $222,000. In 1995, proceeds of $214,000 received on sales of securities available-for-sale during 1995 resulted in realized losses of $101,000. Investments in securities held-to-maturity mature over various dates during 1996 and are reported at their amortized cost basis, which approximates fair value at December 31, 1995. Investments in securities held-to-maturity at December 31, 1996 and 1995, consisted of the following (in thousands) all of which mature in 1997:

                                                                             1996                  1995
                                                                             ----                  ----
U.S. Government securities                                                 $   7,156             $   5,547
Certificates of deposit                                                           69                   138
Money market accounts and other                                                  158                    75
                                                                          ----------             ---------
                                                                          $    7,383             $   5,760
                                                                          ==========             =========

    Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $16,394,000, and $13,770,000 at December 31, 1996 and 1995, respectively, have been classified as non-current assets as cash and investment securities, pledged. The pledged cash and investment securities represent collateral for the Company's closure/post-closure obligations, performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois facility, compliance with Texas Natural Resource Conservation Commission ("TNRCC") requirements related to the Company's non-commercial use deepwell at the company's Robstown, Texas, facility, closure costs for the Beatty, Nevada LLRW site, test borings at the proposed LLRW facilities in Nebraska and California, settlement with generators of waste at the Richland, Washington facility, and various performance bonds. Also, a portion of the pledged cash and investment securities at December 31, 1996 is pledged as collateral for closure costs relating to the two facilities acquired in 1994 (see Note 12). The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

NOTE 3.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1996 and 1995, was as follows (in thousands):

                                                                             1996         1995
                                                                             ----         ----
Land                                                                     $  1,819      $  1,484
Cell development costs                                                     10,540        10,452
Buildings and improvements                                                  6,425         7,673
Decontamination and processing equipment                                    2,155         2,131
Vehicles and other equipment                                               17,944        22,112
                                                                         --------      --------
                                                                           38,883        43,852
Less: Accumulated depletion, depreciation and amortization                (24,628)      (22,088)
                                                                         --------      --------
                                                                         $ 14,255      $ 21,764
                                                                         ========      ========

NOTE 4.          ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. The Company adopted this statement during 1995 in conjunction with recording a substantial writedown of goodwill and certain property and equipment. There was an impairment of long-lived assets in 1996 at the Winona, Texas facility and the Company determined operations should be discontinued. The Winona facility has had on-going losses and with periodic reviews the adjustments to correct the short-comings have not proven profitable, therefore, the decision was made to close this site location.

                                                                                       1996               1995
                                                                                       ----               ----
      Writedown of the carrying amount of goodwill resulting from
         the acquisition of the Recycle Center  (Note 12)                           $        --         $   22,165

      Writedown of the carrying amount of goodwill resulting from
         the acquisition of Waste Processor Industries, Inc.                                 --              5,744

      Writedown of the plant assets carrying value,                                       7,451                 --
         permits and estimated site closure cost

      Writedown of the carrying amount of goodwill resulting from
         the acquisition of the Winona facility (Note 12)                                    --              3,458

      Writedown of property and equipment at the Winona facility (Note 12)                   --              1,681
                                                                                    -----------         ----------

         Total impairment losses                                                    $     7,451         $   33,048
                                                                                    ===========         ==========

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

    The results of operations for the Winona Facility since acquisition December 31, 1994:


                                                                              1996                    1995
                                                                              ----                    ----
             Revenues
                                                                        $    6,834                $   11,587
             Net loss before impairment
                                                                            (4,040)                   (3,349)
             Net loss before income taxes
                                                                          $(11,491)               $   (8,488)

NOTE 5.  ACCRUED LIABILITIES

    Accrued liabilities at December 31, 1996 and 1995 were as follows (in thousands):


                                                                                     1996                      1995
                                                                                     ----                      ----
    Waste processing and burial                                                 $    6,240                $    7,008
    State disposal fees and taxes                                                    2,359                     1,994
    Regulated rate settlements                                                       1,643                     2,123
    Compensation costs                                                               1,010                     1,778
    Deferred revenue                                                                   674                     1,064
    Other                                                                            4,950                     7,055
                                                                                ----------                ----------
                                                                                $   16,876                $   21,022
                                                                                ==========                ==========

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

NOTE 6.  DEFERRED SITE MAINTENANCE

    Deferred site maintenance accruals at December 31, 1996 and 1995 were as follows (in thousands):

                                                                                      1996                      1995
                                                                                      ----                      ----
    Accrued costs associated with open facilities                                 $  10,714               $   10,568
    Accrued costs associated with closed facilities                                  10,658                   11,582
                                                                                  ----------              -----------
         Sub-total                                                                   21,372                   22,150
    Less: current portion
                                                                                     (1,524)                  (1,763)
                                                                                  ---------               ----------
    Deferred site maintenance, excluding current portion                          $  19,848               $   20,387
                                                                                  =========               ==========

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

    The Company is in the process of remediating the closed chemical waste disposal facility in Sheffield, Illinois under a final corrective measures implementation plan issued by the U.S. EPA in 1990 pursuant to the Remedial Investigation and Feasibility Study completed by the Company. The Company has submitted for approval a closure/post-closure plan for the site to the Illinois EPA and to the U.S. EPA. The plan has not been approved by the agencies pending further implementation of the The estimated costs of the remediation and closure program, maintenance and post-closure monitoring of the LLRW facility with the expected timing of future payments at December 31, 1996 were as follows (in thousands):

                     1997                                                $  435
                     1998                                                    62
                                                                         ------
                     Total estimated costs                                  497
                     Discount amount at 2.5%                                (12)
                                                                         ------
                                                                         $  485
                     Amount accrued, net of discount                     ======


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

NOTE 7.  REVOLVING CREDIT LOAN AND LONG TERM DEBT

    Long term debt at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                               1996         1995
                                                             -------       -------
           Secured bank credit facility                      $36,116       $28,079
           Acquisition note payable                               --           550
           Capital lease obligations and other
                                                             -------       -------
                                                                 589           508
                                                             -------       -------
           Less: Current maturities                           36,705        29,137
                                                             -------       -------
                                                                (503)         (780)
           Long term debt                                    -------       -------
                                                             $36,202       $28,357
                                                             =======       =======


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

     In exchange for extending the terms, the bank received warrants, excercisable only upon maturity or the occurrence of a monetary default, to purchase up to 10% of the Company's then outstanding shares for $1.50 per share. However, the Company can eliminate these warrants by the payment on maturity of additional interest equal to the difference between the interest accrued through 1998 and interest for the same period at the rate of the greater of 10% or prime. The bank eliminated its existing conversion feature on the Fee Capitalization portion of the outstanding debt. In addition to the changes in economic terms, the Company's financial covenants were restructured to match the Company's current situation and financial plan. The bank has also agreed to allow the Company to use capital freed up by its debt restructuring as a working capital. The terms of the bank loan prohibit dividend payments on the Company's common stock until the bank debt is fully retired.

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

    The components of the income tax provision (benefit) were as follows (in thousands):

                                                                           Year Ended December 31,
                                                                    1996               1995              1994
                                                                    ----               ----              ----
Current  -  Federal                                           $     (1,552)     $     (6,061)       $     (1,184)
         -  State                                                       35              (170)                (75)
                                                              ------------      ------------        ------------

                                                                    (1,517)           (6,231)             (1,259)
                                                              ------------      ------------        ------------

Deferred  -  Federal                                                    --               816               3,044
                                                              ------------      ------------        ------------

                                                              $     (1,517)     $     (5,415)       $      1,785
                                                              ============      ============        ============

    The following is a reconciliation between the effective income tax (benefit) rate and the applicable statutory federal income tax (benefit) rate:

                                                                     Year Ended December 31,
                                                                 1996          1995        1994
                                                                 ----          ----        ----
Income tax (benefit) - statutory rate                         (34.0)%        (34.0)%       34.0%

State income taxes, net of federal tax benefit                   --            (.3)         (.1)

Dividend income excluded from taxable income                     --            (.1)        (2.2)

Non-deductible goodwill amortization                             --            5.3          1.6

Valuation allowance for deferred tax assets                    14.9           18.0           --

Tax refund                                                      5.7             --           --

Other, net                                                      1.4            1.1          (1.6)
                                                             ------         ------         -----

           Total effective tax (benefit) rate                 (12.0)%        (10.0)%        31.7%
                                                             ======         ======         =====

    The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                                                    January 1,        Deferred       December 31,
                                                                     1996             Provision          1996
                                                                     ----             ---------          ----
Deferred tax assets:
Environmental compliance and
   other site related costs,
   principally due to accruals for
   financial reporting purposes                              $      8,212       $         95      $       8,307
Depreciation and amortization                                       6,396              1,969              8,365
Net operating loss carryforward                                     2,701              4,444              7,145
Other                                                               2,101             (1,210)               891
                                                             -------------      ------------      -------------

Total gross deferred tax assets                                    19,410              5,298             24,708
Less valuation allowance                                          (14,709)            (5,679)           (20,388)
                                                             ------------       ------------      -------------
Net deferred tax assets                                             4,701               (381)             4,320
                                                             ------------       ------------      -------------

Deferred tax liabilities:
Site development costs                                             (2,633)               591             (2,042)
Insurance claim                                                    (1,000)             1,000                 --
Other                                                              (1,068)            (1,210)            (2,278)
                                                             ------------       ------------       ------------

Total gross deferred tax liabilities                               (4,701)               381             (4,320)
                                                             ------------       ------------      -------------

Net deferred tax assets                                      $          0       $          0      $           0
                                                             ============       ============      =============


    The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $19,740,000 at December 31, 1996, begins to expire in the year 2006 and utilization of $2,745,000 of this carryforward is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. This $2,745,000 expires $793,000 in 2006, $1,029,000 in 2007 and $872,000 in
2008. The remaining unrestricted net operating loss carryforward expires $4,680,000 in 2010 and $12,315,000 in 2011. The Company's federal income tax returns are currently under examination due to net operating loss carrybacks in amended returns filed in 1996. As of December 3, 1996, $740,000 the refund claimed had not been received and were reflected as income taxes receivable.


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

NOTE 11.  STOCK OPTION PLANS


    The Company presently maintains these stock option plans affording employees and outside directors of the Company the right to purchase shares of its common stock. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the fair market value of the shares when the option is granted, and no options may have a term longer than ten years.



    The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company has recorded no compensation cost for 1996, 1995, and 1994. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 1996 and 1995 net loss would have been increased by $49,118 and $683,375 respectively on a pro forma basis. Primary loss per share would have increased $.05 and $.31 for 1996 and 1995, respectively. Fully diluted loss per share would have been increased by $.02 per share above the primary earnings per share amount for 1996. The effect on fully diluted loss per share for 1995 would have been anti-dilutive. The FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years. The weighted average remaining life of the options is seven years at December 31, 1996.


                                                                 1996               1995               1994
                                                                 ----               ----               ----
Under option:
Options outstanding, beginning of year                          1,186,600           691,950             611,450
Granted                                                                --           706,000             125,000
Exercised                                                              --            (6,800)            (35,000)
Canceled                                                         (644,000)         (204,550)             (9,500)
                                                              -----------       -----------         -----------
Options outstanding, end of year                                  542,600         1,186,600             691,950
                                                              ===========       ===========         ===========

Price range per share of outstanding options                  $      4.00-      $      4.00-        $      2.79-
                                                              $     14.75       $     14.75         $     14.75
                                                              ===========       ===========         ===========

Price range per share of options exercised                    $        --       $        --         $      8.00-
                                                              $        --       $      2.79         $      8.58
                                                              ===========     =============         ===========

Price range per share of options canceled                     $      4.62-      $       6.38-       $     10.13-
                                                              $     14.25       $      14.75        $     11.00
                                                              ===========       ============        ===========

Options exercisable at end of year                                417,070            721,340            521,660
                                                              ===========       ============         ==========

Options available for future grant at end of year                 383,900            383,900            710,900
                                                              ===========       ============         ==========




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

    US Ecology, Inc. v. Barbara Wagner, Benton County Assessor, Board of Tax Appeals, State of Washington, Docket Nos. 92-63--92-65 and 95-43--95-45. In 1992, the Benton County (Washington) assessor issued property tax assessments on improvements owned by the Company and located on the Company's leasehold at the US Department of Energy's Hanford Reservation. The retroactive property tax increases totaled $1.7 million for the years 1989, 1990 and 1991. Prior to 1989, annual taxes had been about $5,400. The company sued Benton County, the Assessor and Treasurer to enjoin them from collecting the increased taxes. An injunction was granted by the Benton County Superior Court, but was reversed by the Washington Court of Appeals which ruled that the Company had not exhausted available administrative remedies. Accordingly, the Company prosecuted its appeal to the Washington Board of Tax Appeals and a hearing was held in November 1995. The Company has recently been assessed an additional $1.9 million in taxes for 1992, 1993 and 1994. On July 1, 1996, the Board of Tax Appeals issued an Interim Decision that the Company's concession right to operate a low-level radioactive waste disposal site at the Hanford Reservation is subject to property tax, but that the hearing will be re-opened to allow the parties to submit additional evidence regarding the fair market value of the concession right. The Company believes that Washington law does not provide for taxation of "concession rights" and that, in any event, since its permits and licenses may not be freely transferred, the market value thereof is minimal. The Company intends to continue to contest the matter.

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

    In April 1995, management learned that one of its subsidiaries had not always complied with the tranit time limitations allowed for hazardous waste being transferred from generators to final disposal sites. These requirements are under the regulatory supervision of the TNRCC and the Company promptly reported the situation to the TNRCC. As a result of an internal review of this matter, the Company determined that there was a substantial number of instances where the transit time limitations were exceeded over approximately eight months from June 1994 through February 1995. As a direct result of this circumstance, the Company has reorganized the operations of the subsidiary, including the replacement of a number of personnel, and the adoption of stronger internal systems for monitoring the movement of boxes and transportation vehicles. At this time, the Company does not know whether the TNRCC will ultimately assess any fines against the Company for exceeding transit time limitations. While the Company believes the steps that it has taken are appropriate and responsible, it is possible that the TNRCC may seek to impose a fine on the Company in connection with the matter. The Company is not in a position to assess the amount of such a fine. However, a fine of sufficient magnitude could have a material adverse effect upon the consolidated financial position of the Company.

    James D. Moncrief, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 92-1942-C. Marian Steich, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-054309. Michael Williams, et al v. Gibraltar Chemical Resources, Inc., et al, District Court of Smith County, Texas, Civil Action No. 93-2304-C. Tangee E. Daniels, et al v. Atrium Doors and Windows, Inc., et al, District Court of Dallas County, Texas, Civil Action No. 95-091459-L. Each of the above-identified cases, together with the Glazer and Adams cases discussed above, involve AEESC, a subsidiary of the Company, Winona, Texas facility. As discussed elsewhere herein, AEESC has decided to close that facility permanently. Each of these cases seeks unspecified damages for various causes of action, including trespass, nuisance, negligence, gross negligence, and in some cases, fraudulent concealment and fraud. The Plaintiffs claim that they suffered personal injuries and property devaluation as a result of alleged releases of toxic or harmful chemical substances into the environment from the facility. The Moncrief case was tried to a jury in October 1996. The jury awarded damages in the amount of $18,000 on the Plaintiffs' nuisance claim only. Plaintiffs have stated they intend to appeal the verdict and have requested a new trial. All the other cases are in various stages of pre-trial discovery. In the Moncrief, Steich, Williams and Daniels cases, AEESC is relying upon its predecessor parent corporation's insurance coverage for defense and indemnity purposes. With respect to each of the cases, the Company believes it has conducted its operations in accordance with applicable laws and regulations, that each of the lawsuits is without merit and intends to vigorously defend each.

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



                                         AMERICAN ECOLOGY CORPORATION
                                                 (Registrant)


Date: November 14, 1997                  By: /s/ Jack K. Lemley
                                             ----------------------
                                                 Jack K. Lemley
                                                 Chief Executive Officer



Date: November 14, 1997                  By: /s/ R. S. Thorn
                                             -----------------------
                                                 R. S. Thorn
                                                 Vice President of
                                                 Administration
                                                 Chief Accounting Officer