Form 10-K/A
period 1996-12-31
AMERICAN ECOLOGY CORP
filed 1997-12-18
CIK 742126

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-K/A
                    SECOND AMENDMENT TO ANNUAL REPORT UNDER
           SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     At December 8, 1997, Registrant had outstanding 8,379,813 shares of its Common Stock.

================================================================================

                        EXPLANATION OF SECOND AMENDMENT

     The Registrant, American Ecology Corporation (the "Company"), filed a Registration Statement on Form S-3 on September 9, 1997 with the Securities and Exchange Commission. In the course of reviewing such Registration Statement, the Commission made comments on the Form 10-K as filed with the Commission on March 25, 1997. Based on these comments, the Company amended Part I, Items 7 and 8 of its Form 10-K on November 18, 1997. The Commission made additional comments on the Form 10-K/A. Based on these comments, the Company is hereby amending Part I, Item 8. All amended items are stated as of December 31, 1996.

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



ARTHUR ANDERSEN LLP


Houston, Texas
April 11, 1996

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)



                                                                           As of December 31,
                                                                        ----------------------
                                                                         1996             1995
                                                                        -------          ------
ASSETS
Current Assets:
Cash and cash equivalents                                              $     185       $     229
  Investment securities                                                      410             523
  Receivables, net of allowance for doubtful
    accounts of $1,155 and $1,322, respectively                           10,396          16,938
  Income taxes receivable                                                    740           5,339
  Insurance claim receivable                                                  --           2,538
  Prepayments and other                                                      949           1,675
                                                                       ---------       ---------
      Total current assets                                                12,680          27,242

Cash and investment securities, pledged                                   16,394          13,770
Property and equipment, net                                               14,255          21,764
Deferred site development costs                                           53,030          47,364
Intangible assets relating to acquired businesses, net                       462             486
Other assets                                                               2,206           3,499
                                                                       ---------       ---------
      Total Assets                                                     $  99,027       $ 114,125
                                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loan                                                $      --       $   6,416
  Current portion of long term debt                                          503             780
  Accounts payable                                                        10,470          13,376
  Accrued liabilities                                                     16,876          21,022
  Deferred site maintenance, current portion                               1,524           1,763
                                                                       ---------       ---------
      Total current liabilities                                           29,373          43,357

Long term debt, excluding current portion                                 36,202          28,357
Deferred site maintenance, excluding current portion                      19,848          20,387

Commitments and contingencies (Note 13)
Shareholders' equity:
  Convertible preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued                                  --              --
  Series D cumulative convertible preferred stock, $.01 par value,
    105,264 authorized, 105,264 shares issued and outstanding                  1               1
  Series E redeemable convertible preferred stock, $10.00 par value,
    300,000 authorized, 300,000 and 0 shares issued and outstanding        3,000              --
  Common stock, $.01 par value, 20,000,000 authorized, 8,010,017
    and 7,825,628 shares issued and outstanding, respectively                 80              78
  Additional paid-in capital                                              46,971          46,762
  Unrealized gain (loss) on securities available-for-sale                   (477)           (718)
  Retained earnings (deficit)                                            (35,971)        (24,099)
                                                                       ---------       ---------
      Total shareholders' equity                                          13,604          22,024
                                                                       ---------       ---------
      Total Liabilities and Shareholders' Equity                       $  99,027       $ 114,125
                                                                       =========       =========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)



                                                                      Year Ended December 31,
                                                                      -----------------------
                                                               1996               1995            1994
                                                               ----               ----            ----
Revenues                                                    $  49,972          $  67,895       $  71,891
Operating costs                                                46,076             71,129          54,181
                                                            ---------          ---------       ---------

   Gross profit (loss)                                          3,896             (3,234)         17,710
Selling, general and administrative expenses                   11,682             16,411          12,362
Impairment loss on long-lived assets                            7,451             33,048              --
                                                            ---------          ---------       ---------
   Income (loss) from operations                              (15,237)           (52,693)          5,348
Investment income                                                (932)              (582)           (287)
(Gain) or loss on sale of assets                                  (55)             1,386              --
Other expense                                                  (1,326)               821              --
Interest expense                                                   --                 --              --
                                                            ---------          ---------       ---------
   Income (loss) before income taxes                          (12,924)           (54,318)          5,635
Income tax expense (benefit)                                   (1,517)            (5,415)          1,785
                                                            ---------          ---------       ---------
   Net income or (loss)                                       (11,407)           (48,903)          3,850
Preferred stock dividends                                         465                 88              --
                                                            ---------          ---------       ---------
   Net income (loss) available to common shareholders       $ (11,872)         $ (48,991)      $   3,850
                                                            =========          =========       =========
Net income (loss) per share, primary                        $   (1.50)         $   (6.26)      $     .49
                                                            =========          =========       =========
Dividends paid per common share                             $      --          $    .025       $     .10
                                                            =========          =========       =========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($ 000'S)


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                      1996           1995           1994
                                                                      ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                                 $(11,407)     $ (48,903)      $  3,850
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Impairment loss on long-lived assets                                 7,451         33,048             --
  Depletion, depreciation and amortization                             5,383          7,319          6,279
  Deferred income taxes                                                   --            816          3,044
  (Gain) loss on sale of assets                                          (58)         1,386            (65)
  Debt restructure fees                                                  265             --             --
  Realized loss on sales of securities available-for-sale                 --            101             --
  Changes in assets and liabilities, excluding effects of
    acquisitions:
    Receivables                                                        6,542         12,655         (4,534)
    Income taxes receivable                                            4,599         (5,339)            --
    Proceeds from insurance claim                                      2,538             --             --
    Investment securities classified as trading                         (582)          (354)           472
    Other assets                                                        (850)        (1,016)          (411)
    Deferred site maintenance                                           (778)           (40)        (7,041)
    Other liabilities                                                 (7,933)         2,923         (3,394)
                                                                   ---------      ---------       --------
       Total adjustments                                              16,577         51,499         (5,650)
                                                                   ---------      ---------       --------
      Net cash provided by (used in) operating activities              5,170          2,596         (1,800)
                                                                   ---------      ---------       --------
Cash flows from investing activities:
    Capital expenditures, excluding site development costs            (1,677)        (2,320)        (3,714)
    Site development costs, including capitalized interest            (3,982)        (6,125)        (4,321)
    Payments for businesses acquired                                      --             --        (27,871)
    Proceeds from sales of assets                                         31          1,080            299
    Net proceeds from sales of investment securities                  (1,993)           214             --
    Transfers to (from) cash and investment securities, pledged          384           (241)           885
                                                                   ---------      ---------       --------
      Net cash used in investing activities                           (7,237)        (7,392)       (34,722)
                                                                   ---------      ---------       --------
Cash flows from financing activities:
    Proceeds from issuances and indebtedness                          29,008         26,640         56,555
    Payments of indebtedness                                         (29,985)       (26,430)       (23,739)
    Proceeds from common stock issued                                     --             98            301
    Proceeds from preferred stock issued, net                          3,000          4,759             --
    Liquidation of shareholders' rights                                   --            (78)            --
    Payment of cash dividends                                             --           (195)          (780)
                                                                   ---------      ---------       --------
      Net cash provided by (used in) financing activities              2,023          4,794         32,337
                                                                   ---------      ---------       --------
Decrease in cash and cash equivalents                                    (44)            (2)        (4,185)

Cash and cash equivalents at beginning of year                           229            231          4,416
                                                                   ---------      ---------       --------
Cash and cash equivalents at end of year                           $     185      $     229       $    231
                                                                   =========      =========       ========
                                                                                                  $    123
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest, net of amounts capitalized                         $      --      $      --       $     --
      Income taxes                                                 $      --      $      --       $    123

   The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)


                                   8.375%          11.25%
                                  SERIES D        SERIES E                                      UNREALIZED
                                 CUMULATIVE      REDEEMABLE                                    GAIN (LOSS)
                                CONVERTIBLE     CONVERTIBLE                     ADDITIONAL      SECURITIES          RETAINED
                                 PREFERRED       PREFERRED         COMMON        PAID-IN        AVAILABLE-          EARNINGS
                                   STOCK           STOCK           STOCK         CAPITAL         FOR-SALE          (DEFICIT)
                               --------------  --------------  --------------  ------------  ----------------  ------------------
Balance, December 31, 1993      $    --        $     --          $   78         $ 41,469       $      --           $  22,017
Net income                           --              --              --               --              --               3,850
Common stock issuances               --              --              --              301              --                 --
Income tax benefit of stock
  options exercised                  --              --              --               67              --                 --
Dividends - common stock             --              --              --               --              --                (780)
Unrealized gain on securities
  available-for-sale                 --              --              --               --              43                  --
                                -------       ---------          ------         --------       ---------           ---------
Balance, December 31, 1994      $    --       $      --          $   78         $ 41,837       $      43           $  25,087

Net loss                             --              --              --               --              --             (48,903)
Preferred stock issuances             1              --              --            4,898              --                  --

Common stock issuances               --              --              --               98              --                  --
Income tax benefit of
  stock options exercised            --              --              --                7              --                  --
Liquidation of shareholders'
  rights                             --              --              --              (78)             --                  --
Dividends - common stock             --              --              --               --              --                (195)
Dividends - preferred stock          --              --              --               --              --                 (88)
Unrealized loss on securities
  available-for-sale                 --              --              --               --            (761)                 --
                                -------       ---------          ------         --------       ---------           ---------
Balance, December 31, 1995      $     1       $      --          $   78         $ 46,762       $    (718)          $ (24,099)

Net loss                             --              --              --               --              --             (11,407)
Preferred stock issuances            --           3,000              --               --              --                  --
Common stock issuances               --              --               2              209              --                  --
Income tax benefit of
  stock options exercised            --              --              --               --              --                  --
Liquidation of shareholders'
  rights                             --              --              --               --              --                  --
Dividends - common stock             --              --              --               --              --                  --
Dividends - preferred stock          --              --              --               --              --                (465)
Unrealized gain (loss) on
  securities available-for-sale      --              --              --               --             241                  --
                                -------       ---------          ------         --------       ---------           ---------
Balance, December 31, 1996      $     1       $   3,000          $   80         $ 46,971       $    (477)          $ (35,971)
                                =======       =========          ======         ========       =========           =========

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


     The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All prior costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of December 31, 1996, the Company had deferred $45,884,000 (46% of total assets) of pre-operational facility development costs of which $6,753,000 was capitalized interest. The Company expects to incur and capitalize expenses of approximately $120,000 per month, including interest, until construction begins on the facility. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.


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


                                                           (000's except per share amounts)
                                                               Year Ended December 31,
                                                               -----------------------
                                                              1996         1995         1994
                                                          -----------  -----------  -----------
Net income (loss)                                          $ (11,407)   $ (48,903)    $  3,850
   Adjustments to net income (loss):
     Preferred stock dividends                                   465           88           --
                                                           ---------    ---------     --------
        Adjusted net income (loss) available to
          common shareholders                              $ (11,872)   $ (48,991)    $  3,850

Weighted average shares outstanding-
   Common shares outstanding at year end                       8,010        7,826        7,819
   Effect of using weighted average common and
     common equivalent shares outstanding                       (114)          (4)          (6)
   Effect of shares issuable under stock option
     plans based on the treasury stock method                     --           --           38
                                                           ---------    ---------     --------
       Shares used in computing earnings (loss)
         per share                                             7,896        7,822        7,851
                                                           ---------    ---------     --------
Net income (loss) per common and common
   equivalent share, primary                               $   (1.50)   $   (6.26)    $    .49
                                                           =========    =========     ========

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

     Reclassification. Only minor reclassifications have been made to prior year financial statements to conform to the fiscal 1996 presentation.

NOTE 2.  CASH AND INVESTMENT SECURITIES

     Cash and investment securities at December 31, 1996 and 1995, were as follows (in thousands):


                                  1996         1995
                                  ----         ----
Cash and cash equivalents         $   788    $ 1,246
Trading securities                  7,576      6,993
Securities held-to-maturity         7,383      5,760
Securities available-for-sale       1,242        523
                                  -------    -------
                                  $16,989    $14,522
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


                                    1996       1995
                                    ----       ----
U.S. Government securities       $   7,156   $  5,547
Certificates of deposit                 69        138
Money market accounts and other        158         75
                                 ---------   --------
                                 $   7,383   $  5,760
                                 =========   ========

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

NOTE 3.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995, was as follows (in thousands):


                                                               1996         1995
                                                               ----         ----
Land                                                        $    1,819  $    1,484
Cell development costs                                          10,540      10,452
Buildings and improvements                                       6,425       7,673
Decontamination and processing equipment                         2,155       2,131
Vehicles and other equipment                                    17,944      22,112
                                                            ----------  ----------
                                                                38,883      43,852
Less: Accumulated depletion, depreciation and amortization     (24,628)    (22,088)
                                                            ----------  ----------
                                                            $   14,255  $   21,764
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

                                                                            1996        1995
                                                                            ----        ----
Writedown of the carrying amount of goodwill resulting from
  the acquisition of the Recycle Center  (Note 12)                       $     --     $  22,165

Writedown of the carrying amount of goodwill resulting from
  the acquisition of Waste Processor Industries, Inc.                          --         5,744

Writedown of the plant assets carrying value,
  permits and estimated site closure cost                                   7,451            --

Writedown of the carrying amount of goodwill resulting from
  the acquisition of the Winona facility (Note 12)                             --         3,458

Writedown of property and equipment at the Winona facility
  (Note 12)                                                                    --         1,681
                                                                         --------     ---------
   Total impairment losses                                               $  7,451     $  33,048
                                                                         ========     =========

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

     The results of operations for the Winona Facility since acquisition December 31, 1994:

                                 1996         1995
                                 ----         ----
Revenues                         $6,834      $11,587
Net loss before impairment       (4,040)      (3,349)

          Net loss before income taxes          $(11,491)     $(8,488)









NOTE 5.  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1996 and 1995 were as follows (in thousands):


                                            1996         1995
                                            ----         ----
     Waste processing and burial          $ 6,240      $ 7,008
     State disposal fees and taxes          2,359        1,994
     Regulated rate settlements             1,643        2,123
     Compensation costs                     1,010        1,778
     Deferred revenue                         674        1,064
     Other                                  4,950        7,055
                                          -------      -------
                                          $16,876      $21,022
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


     The Company is in the process of remediating the closed chemical waste disposal facility in Sheffield, Illinois under a final corrective measures implementation plan issued by the U.S. EPA in 1990 pursuant to the Remedial Investigation and Feasibility Study completed by the Company. The Company has submitted for approval a closure/post-closure plan for the site to the Illinois EPA and to the U.S. EPA. The plan has not been approved by the agencies pending further implementation of the RI/FS. The estimated term of the closure plan combined with the required thirty years post-closure monitoring is forty years. As of December 31, 1996, the Company had accrued $10,173,000 for estimated plan costs. This estimate is based on the current plan and the estimate may vary materially based on the provisions of the approved plan. Prior to 1995 the Company discounted the estimated amount at 2 1/2% to determine the amount accrued. In 1995, the Company re-evaluated the accrual, including the amount and timing of the costs over the anticipated 40 year period and ceased discounting the chemical disposal facility costs.


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


                1997                             $     435
                1998                                    62
                                                 ---------
                Total estimated costs                  497
                Discount amount at 2.5%                (12)
                                                 ---------
                Amount accrued, net of discount  $     485
                                                 =========

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

NOTE 7.  REVOLVING CREDIT LOAN AND LONG TERM DEBT

     Long term debt at December 31, 1996 and 1995 consisted of the following (in thousands):


                                              1996        1995
                                              ----        ----
     Secured bank credit facility            $36,116     $28,079
     Acquisition note payable                     --         550
     Capital lease obligations and other         589         508
                                             -------     -------
                                              36,705      29,137

    Less: Current maturities                  (503)       (780)
                                           -------     -------
    Long term debt                         $36,202     $28,357
                                           =======     =======

     Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):


               Year Ended
               December 31,
               ------------
                   1997          $   503
                   1998               86
                   1999            5,000
                   2000           30,613
                                 -------
                   Total         $36,202
                                 =======

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

NOTE 8.  PREFERRED STOCK


     Effective October 31, 1996, and executed on November 13, 1996, the Board of Directors duly authorized and adopted, by all necessary action on the part of the Company, a Certificate of Designation, Preferences and Rights creating 300,000 shares of Series E Redeemable Convertible Preferred Stock. The Company sold all 300,000 shares of this 11.25% Series E Redeemable Convertible Preferred Stock, $10 par value with a $10 per share liquidation preference, to two members of the Board of Directors of the Company. The Company received cash proceeds of $3,000,000 for the issuance of these 300,000 preferred shares.


     Each share shall be redeemed by the Company on the first business day following the issuance of Common Stock in a Rights Offering (which Rights Offering the Company believes will occur on or before December 31, 1997), to the extent that the purchase price of the Common Stock sold in the Rights Offering plus the stated amount of the Series E Preferred outstanding on the redemption date is in excess of $5,000,000. If less than all of the Series E Preferred Stock outstanding is redeemed, the Series E Preferred Stock to be redeemed shall be determined pursuant to the agreement for the initial purchase of the Series E Preferred Stock. A Rights Offering shall be an offer, to all holders of record of the Company's Common Stock on or about the second business day preceding the date the registration of the Rights Offering is declared effective by the SEC, to purchase one share of Common Stock held on the record date at a purchase price of $1 per share, payable within 30 days after the Rights Offering. Since the Series E Preferred Stock is redeemable only at the option of the Company, it is included in the Balance Sheet under the general heading of shareholders' equity and not as temporary capital.

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

     The components of the income tax provision (benefit) were as follows (in thousands):



                                      Year Ended December 31,
                               1996            1995            1994
                               ----            ----            ----
Current  -  Federal           $(1,552)        $(6,061)        $(1,184)
         -  State                  35            (170)            (75)
                              -------         -------        --------
                               (1,517)         (6,231)         (1,259)
                              -------         -------        --------
Deferred  -  Federal               --             816           3,044
                              -------         -------        --------
                              $(1,517)        $(5,415)       $  1,785
                              =======         =======        ========

     The following is a reconciliation between the effective income tax (benefit) rate and the applicable statutory federal income tax (benefit) rate:

                                                               Year Ended December 31,
                                                     1996              1995             1994
                                                     ----              ----             ----
Income tax (benefit) - statutory rate               (34.0)%           (34.0)%            34.0%

State income taxes, net of federal tax benefit         --               (.3)              (.1)

Dividend income excluded from taxable income           --               (.1)             (2.2)

Non-deductible goodwill amortization                   --               5.3               1.6

Valuation allowance for deferred tax assets          14.9              18.0                --

Tax refund                                                  5.7                --              --
Other, net                                                  1.4               1.1            (1.6)
                                                       --------           -------         -------
   Total effective tax (benefit) rate                     (12.0)%           (10.0)%          31.7%
                                                       ========           =======         =======

     The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                            January 1,        Deferred        December 31,
                                              1996            Provision          1996
                                          ---------------  ---------------  -----------------
Deferred tax assets:
Environmental compliance and
  other site related costs,
  principally due to accruals for
  financial reporting purposes             $    8,212       $       95         $    8,307
Depreciation and amortization                   6,396            1,969              8,365
Net operating loss carryforward                 2,701            4,444              7,145
Other                                           2,101           (1,210)               891
                                           ----------       ----------         ----------
Total gross deferred tax assets                19,410            5,298             24,708
Less valuation allowance                      (14,709)          (5,679)           (20,388)
                                           ----------       ----------         ----------
Net deferred tax assets                         4,701             (381)             4,320
                                           ----------       ----------         ----------
Deferred tax liabilities:
Site development costs                        (2,633)              591             (2,042)
Insurance claim                               (1,000)            1,000                 --
Other                                         (1,068)           (1,210)            (2,278)
                                           ----------       ----------         ----------
Total gross deferred tax liabilities           (4,701)             381             (4,320)
                                           ----------       ----------         ----------
Net deferred tax assets                    $        0       $        0         $        0
                                           ==========       ==========         ==========

     The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $19,740,000 at December 31, 1996, begins to expire in the year 2006 and utilization of $2,745,000 of this carryforward is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. This $2,745,000 expires $793,000 in 2006, $1,079,000 in 2007 and $872,000 in
2008. The remaining unrestricted net operating loss carryforward expires $4,680,000 in 2010 and $12,315,000 in 2011. The Company's federal income tax returns are currently under examination due to net operating loss carrybacks in amended returns filed in 1996. As of December 31, 1996, $740,000 of the refunds claimed had not been received and were reflected as income taxes receivable.

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

NOTE 11.  STOCK OPTION PLANS

     The Company presently maintains three stock option plans affording employees and outside directors of the Company the right to purchase shares of its common stock. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the fair market value of the shares when the option is granted, and no options may have a term longer than ten years.

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


                                                        1996           1995               1994
                                                   -------------   -----------        ------------
Under option:
Options outstanding, beginning of year               1,186,600         691,950             611,450
Granted                                                     --         706,000             125,000
Exercised                                                   --          (6,800)            (35,000)
Canceled                                              (644,000)       (204,550)             (9,500)
                                                   -----------    ------------       -------------

Options outstanding, end of year                       542,600       1,186,600             691,950
                                                   ===========    ============       =============
Price range per share of outstanding options       $      4.00-   $       4.00-      $        2.79-
                                                   $     14.75    $      14.75       $       14.75
                                                   ===========    ============       =============
Price range per share of options exercised         $        --    $         --       $        8.00-
                                                   $        --    $       2.79               $8.58
                                                   ===========    ============       =============
Price range per share of options canceled          $      4.62-   $       6.38-      $       10.13-


                                                           $    14.25      $    14.75     $    11.00
                                                           ==========      ==========     ==========
Options exercisable at end of year                            417,070         721,340        521,660
                                                           ==========      ==========     ==========
Options available for future grant at end of year             383,900         383,900        710,900
                                                          ===========      ==========     ==========

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


                                           AMERICAN ECOLOGY CORPORATION
                                                 (Registrant)


Date: December 17, 1997                    By: /s/ Jack K. Lemley
                                               ------------------
                                               Jack K. Lemley
                                               Chief Executive Officer



Date: December 17, 1997                    By: /s/ R. S. Thorn
                                               ---------------
                                               R. S. Thorn
                                               Vice President of Administration
                                               Chief Accounting Officer