Form 10-K
period 1997-12-31
AMERICAN ECOLOGY CORP
filed 1998-03-31
CIK 742126

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NUMBER 0-11688

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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     At March 26, 1998, Registrant had outstanding 13,498,429 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $11,305,918 based on the closing price of $1.875 per share as reported on the Nasdaq Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                       Documents Incorporated by Reference

    Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders.
                                    Part III

                                     PART I

ITEM 1.     BUSINESS

     American Ecology Corporation and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context indicates otherwise) provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. Hazardous waste consists primarily of industrial waste, including waste regulated under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and the Toxic Substance Control Act ("TSCA"). Low-level radioactive waste ("LLRW" or "low-level waste") consists of materials contaminated with low-levels of radioactivity and is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. In 1997, 39% of the Company's revenues were derived from hazardous waste services and 61% of the Company's revenues were derived from LLRW services.

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

The following table indicates the site locations where Chemical and LLRW principal services are performed.

CHEMICAL SERVICES

FACILITY                 LOCATION               SERVICES
--------                 --------               --------
US Ecology               Beatty, Nevada         Closed the First LLRW Landfill in the United States
                                                Currently Operates a Chemical Hazardous Waste Landfill

Texas Ecologists         Robstown, Texas        Landfill for Hazardous and Class 1 Non Hazardous Waste

Surecycle(R)             Robstown, Texas        Brokerage Services for Hazardous and Non Hazardous Waste

AET Transportation       Pasadena, Texas        Provides Transportation Services for Hazardous and Non
                                                Hazardous Waste

AEESC                    Winona, Texas          Closed Facility - March 17, 1997

LLRW SERVICES

FACILITY                 LOCATION               SERVICES
--------                 --------               --------
US Ecology               Richland, Washington   LLRW Hazardous Landfill

US Ecology,  Mid- West   Oak Ridge, Tennessee   Brokerage Services for LLRW
Brokerage

AERC                     Oak Ridge, Tennessee   Provides LLRW Processing, Packaging, Surveying, and
                                                Large Motor Rebuilding

CHEMICAL AND HAZARDOUS WASTE SERVICES

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

     The Company competes with several very large U.S. companies. The largest, Waste Management, Inc., has agreed to an acquisition by USA Waste, and the terms are currently being reviewed by the Department of Justice. USA Waste provides many services including residential, commercial, and roll-off industrial waste collection and disposal. They consume the majority of the waste and hazardous waste market in the United States with other competitors like Browning-Ferris Industries, Inc. There are about five or six major waste and hazardous waste companies which consume the greater majority of the market. American Ecology Corporation is very small in relation to the competition and does not yet provide residential waste services.

     Hazardous Waste Disposal has undergone some very significant changes since the implementation of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). New regulations have been promulgated that have imposed land disposal restrictions forcing generators to minimize waste and encourage reuse and recycling. As a consequence of this, national hazardous waste generation rates have continued to decline both in the number of generators and the volume of waste generated.

     On a national level for the period 1994 through 1997, hazardous waste generation is down approximately 30 percent, while the number of generators is down 11 percent. The number of treatment, storage, and disposal companies has declined a remarkable 49 percent marking a significant exit from and consolidation in the market, and that trend seems to be continuing.

     As a consequence of reduced volumes, competition, surplus disposal capacity, and innovative technologies, both gross revenues and disposal price yield have eroded significantly. On a consolidated basis for the Company's Chemical Division, gross revenues have declined 66 percent from $49,908,000 to $16,820,000 for the period 1994 to 1997. Nationally, disposal prices have declined about 66 percent per ton for the same period. The Company's Beatty disposal price has declined approximately 64 percent, and TECO disposal price has declined approximately 38 percent.

     In order to meet the challenges of the changing industry, the Company has adjusted site operations to better manage direct costs and S,G&A.

     These declines in waste volumes may be attributed to a number of factors, key ones being noted below:

     Site Locations - Transportation Costs. The locations of TECO and Beatty present additional transportation costs and downward pressure on disposal pricing. Depending on our customer's location, the transportation cost may exceed the disposal cost on a unit basis. In order to retain market share and secure business, the high transportation cost is subsidized by lowering the disposal cost. Due to the high fixed costs relating to the disposal cell coupled with the operating costs to manage the waste, the total transportation and disposal cost has to be in concert with our competitors' pricing strategies.

     The Beatty facility relies totally on vendor trucking and is unable to compete with competition which has vertically integrated transportation and disposal operations. Slow payment of vendor invoices due to limited cash resources also limits the ability of the site to secure good transportation pricing.

     Reclassification of Waste Streams. The hazardous waste disposal regulations are constantly changing and as a consequence more authority is being vested with the generator to correctly classify the waste stream. Additionally, large generators have been able to influence the federal regulations and had their wastes reclassified from hazardous waste to non-hazardous waste. The Company has experienced this with large quantity generators and this has resulted in reduced volumes and reduced revenues.

     Waste Minimization. The waste generators have been actively pursuing technologies and processes that produce minimal waste, and if there is waste, to recycle it within the system. Due to this aggressive posture by the industry, waste minimization is also impacting the quantity of waste that is available for disposal, nationwide.

     Loss of Customers. As a result of the decline in the financial performance of the Company, coupled with the adverse publicity associated with the Winona facility, some customers have elected not to use the Company's facilities. This problem is more prevalent in Texas than in California.

     State Fees and Regulations. State fees and taxes are a very important cost to a customer when he is looking at multiple options for disposal. If exorbitant state fees are prevailing such as they were in Nevada, the Company cannot be competitive and consequently will lose business to competitors. While the Nevada Environmental Commission recently approved, in the fourth quarter of 1997, an average 43 percent overall reduction in state fees, it is too soon to predict the effect it will have on business volume. Fortunately, the fees in Texas are very similar to the fees in Louisiana and Oklahoma, therefore, they are not much of a factor.

     Company Market Share. Market share for the two company operated commercial hazardous waste landfill disposal sites in the United States is varied in nature on the basis of approved permits. For the Beatty facility the market share is California for the hazardous and non-hazardous waste and national for PCB related waste. Approximately 70 to 80 percent of the waste received at Beatty is generated in California. The TECO hazardous and non-hazardous waste market is generally in-state and mostly local to the Corpus Christi area. TECO receives approximately 10 percent of the non-hazardous waste generated in Texas and about 4 percent of the hazardous waste generated in the state. The balance of the non-hazardous waste is disposed at competitor operations or Municipal Solid Waste landfills that have received special permission.

     The bulk of the hazardous waste generated in the United States is waste water liquids (greater than 95 percent of the total) and the landfill component approaches only 1 percent of the total.

     Hazardous and non-hazardous waste market trends are continually driven by new regulations, changes in regulations, available disposal capacity, recycling and reuse technology development, and disposal pricing. It is abundantly clear that the volume of hazardous waste generated annually is declining, and the available market is shrinking. This volume decline is resulting from a concerted effort by the industry to minimize waste generation in general, and to encourage the reuse of waste as by-product for other processes. Additionally, various industry sectors have influenced a revision of regulations and consequently have been able to reclassify waste streams.

     Historically, one of the key hazardous waste generating sectors has been the large remediation projects. A recent study published by the General Accounting Office indicates that the trend to exhume and clean up sites is generally on the decline if not completely over. The key test for remediation at sites is now headed in the direction of risk based assessment standards and that will eventually qualify a significant number of sites to remain in situ. This transition in thinking has brought about a near collapse of the environmental remediation business on a national level, and concurrently a decline in the available waste volume for landfill disposal.

     On a national level there is a surplus of disposal capacity. Sites that traditionally were seeing business on a national level have experienced significant declines. Geographic influences have affected regional areas in nature, and now national exposure generates only limited business with the exception of TSCA-PCB related waste for the two Company facilities.

     Regulatory changes are also playing a key role as they relate to land disposal restrictions. Virtually all of the organic waste streams are precluded from land disposal and that has had a significant impact on the market. The wastes are now directed to incineration, fuel blending, solvent recovery, or recycling operations. Concurrently, allowing industry to reclassify waste streams is also contributing to a reduction in available waste volume. There is a strong likelihood that due to the reclassification activity the volume of non-hazardous waste is going to continue to increase over the next five years.

     Surplus disposal capacity will continue to drive disposal pricing downward and force the regional concept noted above. Due to high base costs to develop the disposal capacity and the associated infrastructure, sites with lower front end costs are likely to see an increase in business due to pricing.

     National Trends. Hazardous waste generation trends have been on a decline since 1991. Information compiled by the USEPA and published biennially as the Hazardous Waste Report summarizes the following data on a national level.

 YEAR      NO. OF GENERATORS     VOLUMES IN TONS       % VOLUME CHANGE

 1991            23,426            306,000,000               --
 1993            24,362            258,000,000            16% down
 1995            20,873            214,000,000            17% down

     For the period 1991 to 1995, hazardous waste generation has declined approximately 30 percent nationally. For the same period 1991 to 1995, the number of generators producing hazardous waste declined approximately 11 percent. This would suggest that the concerted effort of the industry to reduce waste is certainly having an impact on the volume generated nationally. Meanwhile, all of these market and industry changes have negatively impacted the Company's Chemical Division.

     STABILIZATION AND DISPOSAL SERVICES

     The Beatty and Robstown facilities may dispose of only solid wastes, but both facilities also have the ability to treat and stabilize waste prior to disposal and operate transfer and staging facilities for delivery of containerized waste for off-site disposals. Stabilization involves the mixing of sludges and certain wet wastes with cement, lime or other solidifying and stabilizing agents to prevent leaching under any conditions. These facilities are sited, designed, constructed, operated and monitored to provide long-term containment of the waste in accordance with regulatory requirements. The Company also maintains two closed landfills in Sheffield, Illinois. See "Closed Facilities" for more detailed information about these facilities. The following sections describe the Company's active hazardous waste disposal facilities.

     Beatty, Nevada Facility. The Company's Beatty, Nevada chemical and hazardous waste landfill site is located on 80 acres of land 11 miles southeast of Beatty, Nevada in the Amargosa Desert, approximately 100 miles northwest of Las Vegas and 8 miles northeast of Death Valley and the California border. The Company leases the site from the State of Nevada pursuant to a 1977 lease which provided for an initial 20-year term, with a 10-year option for renewal. The hazardous waste site was opened in 1970 and operates under authority from the Nevada Department of Conservation and Natural Resources and the Environmental Protection Agency's ("EPA") Region IX. It is also subject to regulations of the U.S. Department of Transportation ("DOT") relating to methods of handling, packaging and transporting chemical waste. The Company recently renewed the lease for 10 years. The waste site is operated under license from the State of Nevada. The State of Nevada charges waste fees which are deposited in state maintained trust funds for closure, perpetual care and maintenance. The Company does not control these two state funds, but the Company understands from State of Nevada correspondence that these funds contained approximately $2.4 million and $12 million, respectively, as of December 31, 1997.

     The Beatty, Nevada facility had previously operated a low-level radioactive waste (LLRW) landfill from 1962. Closure of the former low level radioactive waste disposal site allowed the Company to transfer custody of the occupied portion to the State while transferring the unused portion of the site to the hazardous waste facility, thereby extending the life of the facility. The Company received a letter dated December 30, 1997 from the Nevada State Health Division accepting the transfer of American Ecology's radioactive waste disposal license for the Beatty facility. Return of the land of a disposal site is the final part of the closely regulated life cycle of such a facility. It is returned to the government licensing agency to ensure long-term land use control. The event marks the first time a commercial low-level waste disposal company in the United States has successfully completed all the work required to close such a facility and return it to the nuclear licensing agency for long-term care and control.

     The Chemical waste facility has approximately, 164,000 cubic yards of remaining permitted in place capacity available in the cell it is currently operating. In addition, the facility is permitted for construction of an additional cell with a capacity of 2.1 million cubic yards when that becomes necessary. Most of the facility's chemical waste comes from California. Since 1996, the facility has been operating at a competitive disadvantage in the California market because the State of California reduced the fees it charges for chemical waste disposal in the State. However, in January of this year, the Nevada Environmental Commission agreed to reduce the fees it charges to dispose of chemical wastes in Nevada, an average of forty one percent. Although most Nevada fees are still somewhat higher than California's, the Company believes Nevada's action should help the Company regain some of the California market.

         In 1997, 1996, and 1995, 58,000, 71,000, and 131,000 cubic yards of waste, respectively, were disposed of at the facility. Disposal operations at the Beatty site involve stabilization of certain wastes to meet land disposal criteria, and the burial of chemical waste in secure landfill cells which are engineered, constructed, operated and monitored so as to provide for the long-term containment of the waste. On April 4, 1997 US Ecology received its Part B renewal permit which is effective until 2002.

     The Beatty site is one of seven landfill sites in the United States which are authorized by the EPA under TSCA to receive and dispose of certain types of solid polychlorinated biphenyls ("PCBs"). This authority was issued jointly to the Company and the State of Nevada by EPA Region IX. The disposal of PCBs accounted for approximately, 30% and 31% of the Beatty site's total volumes in 1997 and 1996, respectively. In 1995, the Company was issued a five-year renewal permit which allows the Company to continue to dispose of non-liquid PCBs at the Beatty site. In 1990, the Company received written confirmation from the EPA that the Beatty site was currently authorized to accept CERCLA clean-up waste for disposal.

     Robstown, Texas Facility. The Company owns 400 acres of land near Robstown, Texas, located 15 miles west of Corpus Christi, and operates a hazardous waste disposal site on 240 acres of the land. The site is operated under the regulations of, and a permit issued by, the Texas Natural Resource Conservation Commission ("TNRCC"). In addition to TNRCC regulation, the site is subject to EPA and DOT regulation. In 1988, the Robstown site received its RCRA Part B permit. A proposed permit renewal is expected to go to public hearing by September 1998. Disposal operations at the Robstown site involve the burial of hazardous waste in secure landfill cells which are engineered, constructed, operated, and monitored so as to provide for the long-term containment of the waste.

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

     The facility serves a wide range of industries including refining, petrochemical, agricultural and manufacturing. In operation since 1972, the facility has disposed of more than 900,000 cubic yards of hazardous waste and there are approximately 28,000 cubic yards of remaining capacity. In 1997, 1996, and 1995, 11,000, 41,000, and 47,000 cubic yards of waste, respectively, were disposed of at the facility.

     Winona, Texas Facility. The Winona facility, now a closed facility, was a 620 acre fuels blending and solvent recycling facility with two hazardous waste deepwells and waste brokerage services. In August of 1996, the Company made a decision to suspend further receipts of waste at the Winona facility. This decision was made based on the adverse impact on the business base of the Winona facility caused by inaccurate public statements and other actions of persons opposed to the Facility. The litigation strategy being pursued by persons opposed to the facility includes numerous and duplicative lawsuits filed in several jurisdictions. The Company believes that the number of lawsuits as well as the discovery and motion practices used in each is designed to overwhelm the financial resources of AEESC, an American Ecology wholly owned subsidiary.

     On December 31, 1994 the Company purchased this facility from Gibraltar Chemical. Since the acquisition, the Company has been faced with both legal confrontations and operational difficulties. The operation costs have been high and very difficult to control. As a result of the operation costs exceeding revenues every month, the Winona site was never profitable. Management made many efforts to preserve the site as a possible profitable operation, using different business techniques, none succeeded. As a result of these efforts it was determined that the site be closed under Federal and State regulations. The date of the closure was set at March 17, 1997 when management agreed to a plan for closing the site under RCRA rules. As part of its business closure activities, company officials met with State regulators and negotiated an Agreed Order, with a mutually acceptable schedule for environmental closure of the facility to fully satisfy substantive environmental requirements. The Agreed Order requested financial assurance be provided in the amount of $1,318,478 for the environmentally correct closure under environmental laws. The Company has complied with the financial assurance requirement, and currently has closure activities underway.

     TRANSPORTATION SERVICES

     General. As a complement to its disposal operations, the Company also offers hazardous waste transportation services to its customers. American Ecology Transportation (AET) manages its operations from Robstown, Texas. AET has transportation hubs located in Pasadena and Robstown, Texas. The primary objective of AET is to provide value and transportation services to Texas Ecologists and Surecycle(R) Customers. The Company's waste transportation operations focus on the Gulf Coast market. The Company transports both hazardous and non-hazardous solid and liquid wastes generally by truck or trailer from a waste site to a disposal or treatment facility, such as a landfill or incinerator. Hazardous waste is transported by the Company primarily in specially-constructed vehicles designed to comply with applicable regulations and specifications of the DOT. The Company's hazardous waste fleet includes 34 trucks or tractors, 289 roll-off containers and 65 trailers. Liquid waste is frequently transported in bulk, but also may be transported in drums and totes. Heavier sludges and bulk solids are transported in sealed roll-off boxes or bulk trailers.

     The Company also operates a scheduled, containerized hazardous waste collection service in the Gulf Coast market called Surecycle(R), a division of American Ecology Environmental Services Corporation (AEESC). Surecycle provides small quantity generators with comprehensive waste management services that includes waste analysis, technical advice, labeling, manifesting, collecting, transporting, treating and disposing of hazardous and non-hazardous wastes. An important feature of the Surecycle(R) program is the use of intermediate bulk containers as a replacement for drums in many applications. Surecycle also offers specialized 350 gallon waste packages or "totes". These totes allow waste generators to accumulate up to six drums worth of material in the same floor space required to store four drums. The totes are reusable, therefore the customer also enjoys substantial savings in avoided drum purchase costs.

LOW-LEVEL RADIOACTIVE WASTE SERVICES

     Low-level radioactive waste consists primarily of solid materials containing radioactive contamination, generally decaying to safe levels within several decades to approximately 500 years. The Company's LLRW business includes the packaging, transportation, disposal, treatment, recycling and processing of low-level waste. Low-level waste is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. This waste consists generally of material such as contaminated equipment, discarded glassware, tools, gloves and protective clothing, radio-pharmaceuticals and other hospital wastes, and laboratory waste materials. This waste generally requires minimal shielding for the protection of the public or employees from radiation. It is packaged in metal containers designed to protect the public during transportation and provide additional long-term containment of the waste once it is placed in the permanent disposal facility.

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

     THE COMPACT SYSTEM

     The Low-Level Radioactive Waste Policy Act of 1980 and the Low-Level Radioactive Policy Amendments of 1985 (collectively, the "Low-Level Act") established the general framework for the management of commercial LLRW disposal facilities. The Low-Level Act created incentives for states to form formal regional alliances ("compacts") as ratified by the U.S. Congress, to cooperatively provide for disposal of LLRW generated within their member states. Typically one state in each compact is required to serve as the nost state for a permitted disposal facility. Continuous disposal capacity is maintained through the rotation of host state responsibilities among each compact's member states.

     The Low-Level law provided that any compact approved by Congress could prohibit disposal of wastes at its facility from states outside the compact effective January 1, 1993. In anticipation of that happening, many customers disposed of as much waste as possible in 1992 and the Company saw a marked increase in waste disposal at its Richland facility that year. On January 1, 1993, the Northwest Compact which oversees the Richland facility restricted waste disposal to its eight member states and to three states in the Rocky Mountain Compact through an inter-compact contract. Consequently, waste disposal volumes at Richland decreased significantly in 1993 and have remained fairly constant ever since.

     DISPOSAL SERVICES

     The Company currently operates a licensed regional LLRW disposal facility in Richland, Washington and is in the process of developing two additional regional facilities for the Southwest and Midwest state's compacts. The Company also maintains a closed LLRW landfill in Sheffield, Illinois. The following section summarizes the Company's active and proposed LLRW disposal operations.

     Richland, Washington Facility. The Company operates the Richland facility as the only licensed LLRW disposal facility within the regional compact system. The facility is located on 100 acres of the Department of Energy's Hanford Reservation ("Hanford") approximately 35 miles north of Richland, Washington. The State of Washington leases the land from the federal government and the Company subleases the land from the State. The lease between the State and the Federal government terminates in 2061. The Company's sublease with the State is to be re-negotiated in 2005. Under the terms of the sublease the facility is to be used for LLRW burial and related activities.

     The facility commenced operations in 1965 and served as a national disposal site for commercial LLRW through 1992. Under the provisions of the Low-Level Waste Policy Act of 1980 and as amended in 1985, the State of Washington has accepted responsibility for disposal of waste generated in the eight Northwest Compact states and has entered into a contract agreement to provide disposal for the three Rocky Mountain Compact states. Since 1992 the facility has been limited to receiving LLRW from these eleven states and is barred from accepting waste from any other state or compact region. LLRW disposal volume generated by the Northwest and Rocky Mountain Compacts during the next four years is estimated to be approximately 80,000 cubic feet annually. If the Low-Level Policy Act is repealed or the State of Washington authorizes acceptance of waste from other states or compacts, annual volume at the Richland facility could substantially increase.

     Approximately 140 regional LLRW generators hold site use permits for access to the Richland facility. Twelve of these generators cumulatively ship over 90 percent of waste disposed of annually. The majority of waste is received from generators in Washington and Oregon. Two public utilities - one operating a nuclear generating plant and one decommissioning a nuclear plant - within the region, currently ship waste to the facility. These two utilities generated 29,000 cubic feet or over 30 percent of the LLRW waste disposed in 1997. After 2001 and termination of the decommissioning project, the remaining utility is projected to annually ship less than 5,000 cubic feet of waste. The Richland facility also received approximately 30 percent and 15 percent of its capacity of over 91,000 cubic foot volume for 1997 from private industries and government generators, respectively. The remaining volume was evenly split between hospital/medical waste and university/research waste generators. The loss of any large regional generator or a major increase in disposal charges could significantly impact future operations at the Richland facility.

     Disposal operations at the Richland facility are conducted under a Radioactive Materials license issued by the Washington State Department of Health. The license allows the Company to dispose of LLRW and special nuclear materials. The Company submitted an application for renewal of its existing license in January 1997. The license remains under timely renewal and when reissued the license will be valid for a five year period.

     The Washington Utilities and Transportation Commission (WUTC) has regulated the disposal rates charges at the Richland facility since 1993. The disposal rates are set by the WUTC at an amount sufficient to cover the costs of operations and provide the Company with a reasonable profit margin. The Company filed a rate case in 1995 with the WUTC to implement a rate design and revenue requirement for the years 1996 through 2001. The WUTC approved a $5.6 million annual revenue requirement and a rate design to collect this revenue through site availability, volume, container, shipment and dose charges. The approved revenue requirement is exclusive of taxes and fees. The State of Washington charges fees for burial, site surveillance, local economic development, rate regulation and site use from generators using the Richland facility. Revenues are also collected from generators to fund a dedicated trust account for long term care and maintenance of the Richland site after it closes. As of December 31, 1997 approximately $26 million was retained in this account. Another dedicated trust account administered by the State Treasurer for use by the Company or the state to close the Richland site retains over $25.8 million.

     Competition. The Company operates the only commercial low-level waste disposal site operating within the regional compact system in the United States. The Company's Richland, Washington facility operates as the exclusive LLRW disposal site for the Northwest and Rocky Mountain Compacts. The other United States LLRW disposal facility near Barnwell, South Carolina is operated by Chem-Nuclear, a subsidiary of WMX Technologies, Inc., and is no longer a part of the Southwest Compact. WMX was recently acquired by USA Waste.

     The Richland facility is also permitted to accept naturally occurring and accelerator produced radioactive materials (NARM) waste and Exempt Quantity waste from throughout the nation. During 1997, approximately 10,000 cubic feet of NARM waste and 1,000 cubic feet of Exempt Quantity waste supplemented revenues collected from the disposal of over 91,000 cubic feet of low-level radioactive waste generated by Northwest and Rocky Mountain Compact states. Under a settlement agreement signed in 1996, an annual cap of 100,000 cubic feet was established on the NARM waste disposal. Although NARM and Exempt Quantity waste disposal rates are not regulated by the WUTC, a portion of NARM revenue can be applied to reduce the Company's annual LLRW revenue requirement.

     In September, 1997 the State of Washington made a Determination of Significance finding under the State Environmental Policy Act (SEPA) concerning the Company's July 1996 submission of a Site Stabilization and Closure Plan, the Company's February, 1997 radioactive materials license renewal application and the promulgation of regulations by the Washington Department of Health to establish a NARM volume cap. As a result of this finding, the State is drafting an Environmental Impact Statement for the Richland facility. A final EIS is expected to be issued by the end of 1998.

     On November 13, 1997 the Washington Department of Ecology (WDOE) accepted a Work Plan drafted by the Company for a comprehensive investigation of the Richland site to assess the presence of hazardous waste constituents in the vadose zone beneath trenches and to confirm the performance of the disposal trenches within the facility with respect to the protection of the groundwater from small amounts of hazardous material associated with some LLRW. WDOE contracted with the Company to conduct this investigation during 1998. Funding of $786,986 from the dedicated Site Closure Account is provided for the investigation.

     Proposed Ward Valley, California Facility. California law and a congressionally-ratified interstate compact among California, Arizona, South and North Dakota (the "Southwestern Compact") require California to develop a low-level radioactive waste ("LLRW") disposal facility in the State. The Department of Health Services ("DHS" or "Department") was responsible for identifying a private contractor for this task, and also is the agency responsible for licensing the facility. DHS selected US Ecology as the "license designee" for this project in December 1985. US Ecology is obligated to locate, license and develop the project utilizing its own funds. Once established, the Company will operate the facility and receive a return on its investment through future disposal rates.

     US Ecology identified 1,000 acres of federal land (the "Site") as the preferred location for the project in 1988, and submitted a license application for the facility in 1989. In April 1991, DHS and the federal Bureau of Land Management ("BLM") published a Final Environmental Impact Report/Statement on the proposed project and transfer of the Site to the State. In July 1991, DHS conducted hearings on its proposed license for the facility. In December 1991, DHS informed the Company that it had received all information necessary to complete the requisite environmental and licensing analyses, and on September 16, 1993, the Department certified its Final Environmental Impact Report, issued its Record of Decision on the project, issued a license to US Ecology to construct and operate the facility (which can begin only after the Site is transferred to the State) and executed a lease of the Site with US Ecology (which also becomes effective once the land is conveyed to the State). In October 1993, two lawsuits were filed in Los Angeles Superior Court challenging the Department's decision on the project.

     In October 1995, the California Court of Appeals upheld the Superior Court's decision in favor of US Ecology and the Department on all issues. Project opponents asked the California Supreme Court for review, but on January 18, 1996, the Supreme Court denied the petition. Accordingly, the license decision and Environmental Impact Report have been completely and finally upheld.

     Concurrent with the licensing process and because under relevant state laws and federal land management policies, the Site must be transferred to the State before facility construction and disposal operations can commence, the California State Lands Commission filed an application with the BLM in 1987 to acquire the Site under the State's indemnity school land selection rights.

     BLM analyzed the environmental consequences of the proposed conveyance under the National Environmental Policy Act, and together with the Department published a joint Final Environmental Impact Report/Statement ("EIR/S") in April 1991. The Final EIR/S concluded that the conveyance would have no significant adverse environmental impact. The United States Fish and Wildlife Service also analyzed the project's potential impact on the desert tortoise, a species which is present at the Site and which is listed as a threatened species under the federal Endangered Species Act. The Service concluded in a November 1990 Biologic Opinion that the project would not jeopardize the continued existence of the desert tortoise, but recommended mitigation measures which the Department incorporated into the facility's license.

     In July 1991, the State Lands Commission decided to withdraw its indemnity selection for the Site, apparently for political reasons. (Two of the three State Lands Commissioners were engaged in a democratic primary election for the U.S. Senate.) In July 1992, the Department applied to BLM for the Site's purchase. In August 1992, BLM formally rejected the State Lands Commission's prior indemnity selection application and published in the Federal Register a proposal to withdraw the Site from the operation of most federal land laws to preserve it for acquisition by the State. In September 1992, the State Lands Commission submitted and revised indemnity selection application for the Site, and BLM published a Notice of Realty Action for the proposed sale.

     Although the proposed change of land acquisition methodologies would have no environmental consequence, BLM decided for policy reasons to supplement the Final EIR/S to describe this proposed change. In January 1993, however, then

Secretary of Interior Manuel Lujan decided to sell the Site to the State before the January 20, 1993 change of federal administrations. To accomplish this result, Secretary Lujan foreshortened the EIR/S Supplementation process and issued a Record of Decision for the sale, which also denied the State Lands Commission's indemnity selection application. In other contemporaneous decisions, Secretary Lujan denied various mining claims which had been filed against the Site and other requests by project opponents to classify the Site as unsuitable for waste disposal.

     Transfer of the land was enjoined by a federal judge on January 8, 1993. After the change of federal administrations, the new Secretary of Interior, Bruce Babbitt, rescinded the prior Record of Decision and completed the Final EIR/S Supplementation process. A final Supplemental EIR/S was issued in September 1993, which again concluded that the project would have no significant adverse environmental impact.

     Howard Wilshire and two other U.S. Geological survey employees gratuitously published a report questioning DHS conclusions regarding the project and suggesting that the facility could contaminate the Colorado River 20 miles away from the project. In December 1993, Secretary Babbitt asked the National Academy of Sciences ("NAS") to conduct an independent review of the report's claims.

     In 1995, the NAS concluded that the report did not raise any significant concerns, but recommended that further site-specific data be gathered during site construction, that several additional monitoring wells be constructed, and that minor amendments be made to the project's desert tortoise relocation plans.

     Subsequent to the NAS report, Secretary Babbitt concluded that further hearings on the land transfer were unnecessary, the Department of Interior and the State began to negotiate terms of the land transfer, but reached an impasse on the issue of Interior's proposed continuing oversight of the project. In late 1995, the United States Congress passed a Budget Reconciliation Act, one rider of which directed that the Site be transferred to the State by act of Congress. President Clinton vetoed the bill. On February 15, 1996, the Deputy Secretary of the Interior issued a press release stating that a further Supplement to the EIR/S, "expected to be completed within one year," would be undertaken prior to any land transfer. According the Interior, the purpose of the new Supplemental EIR/S is to further examine the recommendations of the 1995 NAS panel, as well as to consider the effect of the land transfer on nearby sacred Indian sites.

     BLM conducted a scoping process on the proposed new supplemental EIS. After that process was completed, DHS reviewed all of the comments and information that had been submitted to BLM. In a November 18, 1996 letter to BLM, DHS provided a detailed analysis of those submissions and concluded that no significant new information or issues had been raised which warranted a further supplement to the EIS. Accordingly, DHS urged Interior not to conduct the proposed supplementation or any further on-site testing and instead deliver title to the Ward Valley site immediately. Interior apparently rejected DHS' analysis, and in December 1996 issued a request for proposals to perform the Supplemental EIS and Interior is attempting to engage other contractors to perform the additional on-site soils testing which the NAS majority had recommended not be conducted until after the land transfer.

     As a result of the continued inaction by the Department of Interior, the California Department of Health Services brought suit against the Interior in early 1997 seeking a writ of mandamus from the federal court ordering the Secretary of Interior to convey the land to California. US Ecology has joined this lawsuit and also filed a separate action for breach of contract against the Department of Interior seeking damages in excess of $73.1 million. For a further discussion of the two pending cases, please see Item 3, Other Material Litigation.

     Additional legal challenges and political delays could postpone the opening of the facility for several years or more. The Company expects to incur costs of approximately $120,000 per month, excluding interest, until construction begins. These costs are not currently reimbursable from the Southwestern Compact or any other party and are being capitalized as project costs. Assuming the land is transferred and all challenges and appeals to the land transfer and the facility license decision are favorably resolved, the Company expects that the construction and start-up of the facility will take approximately eight to twelve months. It is not possible to assess the ultimate length of the delay at this time, nor can there by any assurance that the land will be transferred.

     If the Ward Valley site cannot be transferred, the Company has the right to license, develop and operate an alternative site and to recover its costs for both the Ward Valley site and the alternative site from the fees charged for disposal at the alternative site. Under current federal and state law, the State of California is required to provide a site somewhere and the Company has the contractual right to license, develop and operate such site. Thus, the Company should be able to recoup its costs plus interest thereon as provided in its contract absent a change in federal or state law. Nevertheless, there can be no assurance that the Company will ultimately recover its costs and interest thereon. If the Company is unable to recover its costs, the Company will suffer a loss that would have a material adverse effect on its financial condition.

     Proposed Butte, Nebraska Facility. In June 1987, the Company was designated to develop and operate a LLRW disposal facility ("Butte") by the Central Interstate Low-Level Radioactive Waste Commission ("CIC"). In July of 1990, the Company submitted an application to the Nebraska Departments of Environmental Quality and Health ("NDEQ" and "NDOH") for the necessary license. The application has been under review and the anticipated project completion date has been postponed several times. In October 1997, the Departments issued their draft evaluations of the application in the form of a Draft Safety Evaluation Report (DSER) and a Draft Environmental Impact Analysis (DEIA) for a 90 day public comment period. A public hearing on the documents was held during first week of February 1998.

     The DSER deemed the critical areas of site suitability, design, construction, and performance to be acceptable. Some unacceptable areas were identified, primarily in the areas of facility operations. The Company has fully addressed these areas in the comments submitted to the state. The Departments will review the public comments and are expected to issue a Final Safety Evaluation Report and Environmental Impact Analysis with either a draft license or a draft Intent-to-Deny a license. This is projected to occur during the fourth quarter of 1998. Another public comment and hearing process will ensue. A final licensing decision is projected in late 1999.

     In August of 1996, the CIC voted to require the Department to issue the DSER and DEIA in January 1997. The State of Nebraska filed a lawsuit against the CIC in November 1996, challenging its authority to enforce a schedule. That suit is progressing but has not yet been tried.

     Project costs through 1997 totaled $87.8 million, substantially all of which has been provided by the major low-level radioactive waste generators in the CIC states (Nebraska, Kansas, Oklahoma, Arkansas, and Louisiana). The Company expects to incur expenses of approximately $600,000 per month for the remainder of the pre-licensing phase. All these expenses are reimbursed monthly by the CIC. Once the two year construction period commences, expenditures are expected to be approximately $50 million, excluding interest. Under the present contract with CIC, this construction expense will be the Company's responsibility. Because of delays in the completion of the license review, pre-licensing funds that had been committed to the project were exhausted. The Company is working with the CIC to renegotiate contract amendments to provide further funding, through at least 1998.

     In August 1994, the U.S. Army Corps of Engineers determined that a small wetland, less than one acre, existed on the site. The Company disagreed with this determination but decided to obtain a permit from the Corps to fill the area and create a new wetland off-site. The permit was obtained and is, after receiving an extension, valid through 1998. The work consists of moving less than 400 cubic yards of soil, all within US Ecology's property. The State advised the Company that such work would be considered to be unauthorized pre-licensing construction and may be grounds for license denial. The Company disputed the interpretation and has requested a declaratory judgment from the Nebraska District Court.


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

     The Company acquired the Recycle Center from Quadrex Corp. in September 1994. The Recycle Center is equipped to process and recycle materials which are contaminated with low levels of radioactivity. The Recycle Center provides services primarily to nuclear power facilities, industrial nuclear generators and the federal government. Historically, customers have included a substantial number of public utilities. The Recycle Center's principal services include the following:

     NUCLEAR MATERIAL MANAGEMENT CENTER

     The Nuclear Materials Management Center (NMMC) operation now has a market edge in price and customer service. Current processing technologies linked with burial in an all-inclusive pricing concept has proven to be a better option to incineration.

     LLRW Brokerage Services. The Company packages and transports small quantities of LLRW from laboratories, hospitals, universities and other commercial facilities to disposal facilities. The Company may contract with low-level waste generators to pick up waste which is shipped to commercial LLRW sites. The waste is either shipped by the Company in its own vehicles or is shipped by common carriers under subcontract. The Company supplies many of these customers with equipment and material for the packaging, labeling, and transportation of the LLRW material. The packaging and transportation market is highly competitive, and we have been steadily increasing our presence in the market.

     Metal Waste Decontamination. Radioactive contaminated metals exist primarily in the form of large components such as pumps, valves, fuel racks, and larger items such as condensers, heat exchangers and other large components. The Recycle Center can decontaminate these metals through various techniques. New investment in equipment provide for more aggressive decontamination processes and higher throughput.

     Dry Active Waste ("DAW") Processing. DAW processing services include volume reduction and free release programs. This waste is primarily in the form of plastics, clothing, and paper products. The Recycle Center uses its super-compactor to reduce the volume of this waste before it is shipped for disposal. The Recycle Center facility differentiates itself in this service by compressing waste into bales prior to super-compaction. The combination of baling and super-compacting accomplishes superior volume reduction. The Recycle Center also sorts and segregates waste prior to super-compaction.

     Green is Clean Program. In 1989, the Recycle Center initiated its free release, or Green is Clean program. Under this program, generators place potentially contaminated waste in yellow bags and potentially clean material in green bags. The bags are then shipped to the Recycle Center for processing. Waste certified as uncontaminated is disposed of in an industrial waste landfill. Material that cannot be certified as clean is packaged for disposal at a radioactive waste burial facility. This packaging process includes super-compaction to facilitate significant volume reduction.

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

     Maxey Flats, Kentucky Facility. Between 1963 and 1978, the Company operated the Maxey Flats, Kentucky LLRW site, a facility that was owned, licensed and maintained by the Commonwealth of Kentucky (the "Commonwealth"). In 1978, the Commonwealth entered into an agreement with the Company to permanently close the facility and the Commonwealth agreed, in part, to assume any and all liabilities related to the facility and to exercise responsibility for perpetual care and maintenance of the facility. The Commonwealth later filed a lawsuit against the Company seeking to have that agreement declared invalid. The Company then filed an action against the Commonwealth seeking cost recovery and contribution and to enforce its rights under the agreement. After several federal court decisions in favor of the Company on the issues, in July 1994, the Commonwealth and the Company settled all pending litigation regarding the Maxey flats facility and also agreed to cooperate in the resolution of any third party indemnification claims against the Company from potentially responsible parties involved with the facility. With the resolution of the Boston Edison vs. US Ecology case discussed in Item 3, General Litigation, all third party indemnity claims arising from Maxey Flats have now been resolved. The Company has recognized the settlement terms in its 1997 financial statements.

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

     Financial assurance requirements for closure/post-closure plans may generally be satisfied by various means, including insurance, letters of credit, surety bonds, trust funds, a financial net worth test and/or a corporate guarantee. The Company is currently satisfying such requirements through a combination of certain of the various allowable methods. Cash and investment securities totaling $14.3 million and $16.4 million at December 31, 1997 and 1996, respectively, have been pledged as collateral for the Company's closure and post-closure obligations, performance of a Remedial Investigation and Feasibility Study and performance of corrective action at the closed Sheffield, Illinois facility, compliance with the TNRCC requirements related to the Company's non-commercial use deepwell at its Robstown, Texas facility, closure costs for Beatty, Nevada site, closure costs for the Recycle Center, closure costs for the Winona, Texas facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington LLRW facility and other general performance bonds. The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

INSURANCE

     The Company believes it operates professionally and prudently, however, the environmental business exposes the Company to many risks. The risks include potential harmful substances escaping into the environment causing damage or injury. An insurance program has been reviewed and put into place that under its insurance policies, the Company generally has self-insured retention limits or deductibles. These range from $25,000 to $250,000 and include fully insured layers of coverage above such retentions or deductibles. The nature of the Company's business exposes it to accidental environmental contamination losses which are generally not covered by primary casualty insurance programs. To provide insurance protection for environmental claims the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear related occurrences. For radioactive risk, the Company has purchased nuclear liability insurance covering operations of its facilities, suppliers and transporters. In addition, the Company has purchased primary casualty and excess liability policies all through traditional third party insurance.

     Pursuant to RCRA, the Company is required to maintain environmental impairment liability insurance coverage with specified minimum limits for sudden and non-sudden accidental occurrences. The Company is in compliance with required limits and coverage with the exception of the Sheffield, Illinois site where such insurance has been unavailable. See "Closed Facilities".

     In 1987, the Company organized and funded a wholly-owned subsidiary, American Liability and Excess Insurance Company ("ALEX") to reinsure financial assurance insurance for the Company's closure and post-closure responsibilities at certain of its sites. ALEX is currently reinsuring financial assurance for closure and post-closure of the Company's facilities and underwriting a performance bond for one of the Company's subsidiaries. ALEX has funded cash reserves representing the approximate present value of the closure or post-closure obligation being insured. As of December 31, 1997, the ALEX investment portfolio was approximately $8 million.

CUSTOMERS

     Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $7,579,000 or 18% and $5,711,000 or 11% in 1997 and 1996, respectively, of the Company's consolidated revenues. No other single customer accounted for 10% or more of the Company's consolidated revenues for 1997, or 1996.

PERSONNEL

     The Company had a total of 305 employees as of March 13, 1998. The Company has collective bargaining agreements which cover 11 employees at its Richland, Washington facility and 67 employees at its Oak Ridge, Tennessee facility. The Company believes that its relationship with its employees is good.

     At the Oak Ridge facility the Company ended negotiations for a new contract with OCAW local 3-983 February 10, 1998 with a strike by all 67 bargaining unit employees. The facility continued to operate with supervisory non-union staff until employees asked to return to work on March 2, 1998 under the terms and conditions of the old contract.

     The Company submitted a final proposal on March 4, 1998 which was rejected by OCAW local 3-983. On March 5, 1998 the Company notified the OCAW that the parties were at impasse and implemented the final proposal which was effective at midnight on March 7, 1998. Bargaining unit employees continue to work under the terms and conditions of the Company's final proposal.

     The reasons for the strike were economic. In an effort to return profitability to the facility the Company asked the bargaining unit employees to accept wages and benefits in line with the rest of the Corporation. The OCAW benefit package is superior and less costly to each OCAW employee, than the benefit package available to other employees. During contract negotiations, the benefits were a key issue, along with wages, vacation and attendance issues.

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


   LOCATION                           FUNCTION                          ACREAGE        OWN/LEASE         UTILIZATION
   --------                           --------                          -------        ---------         -----------
CHEMICAL SERVICES
-----------------
Beatty, Nevada                  Hazardous Waste Disposal Facility        80 acres          Lease              100%

Houston, Texas                  Westheimer Office                       33,800 sq.         Lease(1)              0%
                                                                            ft.

Houston, Texas                  Katy Freeway Office                     11,000 sq.     Leased/Sublet           0%
                                                                            ft.

Pasadena, Texas                 Transportation Facility                   3 acres           Own               100%

Pasadena, Texas                 Storage Yard                              2 acres          Lease(2)             100%

Robstown, Texas                 Transportation Facility                   1 acre            Own               100%

Robstown, Texas                 Waste Disposal Facility                  400 acres          Own               100%

Robstown, Texas                 Future Expansion Area                    40 acres         Mortgage            100%

Winona, Texas                   Closed facility March 17, 1997           620 acres          Own                10%

LLRW SERVICES
-------------
Oak Ridge, Tennessee            LLRW Processing Facility                 16 acres           Own               100%

Richland, Washington            LLRW Disposal Facility                   100 acres         Lease              100%

--------
(1) This office space was vacated in about March 1996. Please refer to Item 3. Legal Proceedings for discussion regarding the Westheimer lease from Houston Office 88.

(2) The leased storage yard has been released back to the landlord, as of December 31, 1997.


     The principal properties of the Company make up less than 10% of the total assets. The assets that are utilized are sufficient and suitable to the Company's needs. The Company is planning for expansion at the Robstown, Texas Hazardous and Non-Hazardous Waste Disposal Facility. There are only two cells remaining on the currently permitted 240 acres. The adjoining 160 acres is reserved for expansion but is not yet permitted.

     All of the owned properties and assets of the Company are pledged to Chase Bank of Texas as a part of the banking and loan agreement. Details of the debt agreement are provided in Note 7, to the financial statements.

ITEM 3.     LEGAL PROCEEDINGS

     The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates, or, of laws and regulations to which its operations are subject, or, are the result of different interpretations of the applicable requirements.

     In addition to the litigation described below, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

     Management has established reserves for certain of the matters discussed below, and for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, estimates with respect to the matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters described below, will not have a material adverse effect on the operations or financial condition of the Company.

GENERAL LITIGATION

VIRGIE ADAMS, ET AL V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET AL, CAUSE NO. 236-165224-6, TARRANT COUNTY, TEXAS DISTRICT COURT. On August 30, 1996, Plaintiffs amended their August 6 complaint naming over 677 additional plaintiffs and 87 defendants, including the Company, several of its subsidiaries and customers of its former Winona, Texas facility. The Plaintiffs are seeking damages, punitive damages and pre-and post-judgment interest based on claims of negligence, negligence as a matter of law, fraudulent concealment, assault and battery, intentional infliction of emotional distress, res ipsa loquiter and intentional tort. Plaintiffs allege the Company "...failed to handle, treat, store, blend, inject, and otherwise dispose of extremely hazardous and highly toxic substances in a manner...constitut(ing)...compliance with basic health, safety and environmental standards." The Company believes it conducted its operations in accordance with applicable laws and regulations, that the lawsuit is without merit and intends to vigorously defend the action. The Company's insurance carrier is defending this matter. The case is currently stayed pending the issuance of a scheduling order.


HOUSTON OFFICE 88, INC. V. AMERICAN ECOLOGY CORPORATION V. ALTRA ENERGY TECHNOLOGIES, L.L.C. , DISTRICT COURT OF HARRIS COUNTY, TEXAS, CASE NO. 96-47050. Plaintiff in this matter is the landlord of the former corporate headquarters for the Company. The suit was based upon the Company's vacation of lease premises prior to lease termination. The Plaintiff/landlord sought $52,543 per month in rent, escalations, parking and sales tax on parking for the period beginning July 1, 1996. The lease termination date is December 7, 2002.

On January 13, 1998, the court granted a motion for summary judgment in favor of Houston Office 88 in the amount of $2,044,346 and against the Company on its counterclaims. Although presently an interlocutory order, Houston Office 88 has moved to sever its claim against the Company, which, if granted, will make the judgment final. The Company plans to file a motion to set the judgment aside and, if denied, plans to file an appeal.

The Company filed a third-party complaint against Altra Energy for failure to consummate a sublease agreement. The court also granted a summary judgment against the Company and in favor of Altra Energy Technologies, L.L.C. on the Company's third-party claims against Altra. The Company's motion to set such judgment aside has been denied. The Company plans to file an appeal.

AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET AL V. MILDRED KRUEGER, ET AL,
U. S. DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, CIVIL ACTION NO. 3-96-CV-2670-D. The Company and two of its subsidiaries, American Ecology Environmental Services Corporation (AEESC) and US Ecology Corporation
(USE), filed suit in the U.S. District Court for the Northern District of Texas against the Defendants seeking an award of actual and punitive damages proven at trial and treble damages, costs and attorneys fees as allowed under the federal racketeering statutes and for appropriate injunctive relief including an order compelling Defendants to cease their improper activities, retract their defamatory statements and to refrain from similar improper activities. The Complaint alleges that the Defendants: violated the Racketeer Influenced and Corrupt Organization Act (RICO) statute, defamed AEESC, USE and the Company through various publications and statements; tortuously interfered with existing contractual rights and prospective business relations of AEESC, USE and the Company; disparaged the businesses of AEESC, USE and AEC; engaged in a civil conspiracy for improper purposes to cause the closure of AEESC's Winona, Texas facility; and abused both the administrative and judicial processes within Texas. The case is based on the activities of Phyllis Glazer and a non-profit corporation organized by Glazer, her husband, mother, and Glazer's Wholesale Drug Company, Inc. (dba Glazer Distributors), all of whom are defendants. The action alleges that Defendants fraudulently sought to deprive Plaintiffs of their property by publishing misleading and defamatory statements about Plaintiffs and their business operations, and that the Defendants have conspired among themselves to force the closure of the Winona facility for their own pecuniary gain by engaging in a pattern of maliciously disseminating clearly false and defamatory statements concerning the Plaintiffs' businesses and by repeatedly abusing judicial proceedings solely for the purpose of damaging the reputation and financial health of Plaintiffs. Defendants have answered the complaint denying liability and counter-claiming for damages for abuse of process, alleging Plaintiffs have attempted to deny Defendants' right of free speech. M.O.S.E.S., a non-profit corporation, claims actual and punitive damages in excess of $1,000,000 based on alleged reputational damage, reduced income (in the form of reduced contributions) and costs of legal representation. Notwithstanding its decision to close the Winona facility, the Company intends to vigorously prosecute this case to its conclusion. Extensive discovery by both the Company and the Defendants is ongoing in preparation for trial, currently scheduled for August 1998.



BOSTON EDISON COMPANY V. US ECOLOGY, INC., U.S. DISTRICT COURT FOR MASSACHUSETTS, CIVIL ACTION NO. 95-12173. In October 1995, Boston Edison filed a complaint against US Ecology, a subsidiary of the Company, in the U.S. District Court of Massachusetts alleging claims related to various costs arising out of the shipping and burial of waste materials at the Maxey Flats Nuclear Disposal Site. US Ecology had entered into a series of contracts with Boston Edison to provide radioactive waste disposal services at this site. Boston Edison claimed that US Ecology breached the contracts by failing to indemnify Boston Edison for its costs. Boston Edison also alleged that US Ecology committed unfair and deceptive trade practices in Massachusetts by not indemnifying Boston Edison. Finally, Boston Edison sought a declaratory judgment that would set forth the contractual rights and liabilities of the parties. Boston Edison claimed $600,000 in past and future costs for the alleged breach of the contracts, trebled under the Massachusetts Deceptive Trade Practices Act. US Ecology successfully moved the case from Massachusetts to federal court in Kentucky.

On February 23, 1998, US Ecology and Boston Edison agreed to a full a complete settlement of this litigation. US Ecology agreed to pay Boston Edison specified annual payments of $25,000, $25,000, $40,000, $40,000 and $200,000 beginning
September 1, 1998 and ending September 1, 2002, plus $100,000 after the first anniversary of operations at the Company's planned Ward Valley facility, if it is opened.


JAMES D. MONCRIEF, ET AL V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, DISTRICT COURT OF SMITH COUNTY, TEXAS, CIVIL ACTION NO. 92-1942-C. MARIAN STEICH, ET AL
V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, DISTRICT COURT OF SMITH COUNTY, TEXAS, CIVIL ACTION NO. 93-054309. MICHAEL WILLIAMS, ET AL V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, DISTRICT COURT OF SMITH COUNTY, TEXAS, CIVIL ACTION NO. 93-2304-C. TANGEE E. DANIELS, ET AL V. ATRIUM DOORS AND WINDOWS, INC., ET AL, DISTRICT COURT OF DALLAS COUNTY, TEXAS, CIVIL ACTION NO. 95-091459-L. Each of the above-identified cases, together with the Adams case discussed above, involve AEESC, a subsidiary of the Company, and its Winona, Texas facility. As discussed elsewhere herein, AEESC has decided to close that facility permanently. Each of these cases seeks unspecified damages for various causes of action, including trespass, nuisance, negligence, gross negligence, and in some cases, fraudulent concealment and fraud. The Plaintiffs claim that they suffered personal injuries and property devaluation as a result of alleged releases of toxic or harmful chemical substances into the environment from the facility. With respect to each of the cases, the Company believes it has conducted its operations in accordance with applicable laws and regulations, that each of the lawsuits is without merit and intends to vigorously defend each. In the Moncrief, Steich, Williams and Daniels cases, AEESC is relying upon its predecessor parent corporation's insurance coverage for defense and indemnity purposes. The Moncrief case was tried to a jury in October 1996. The jury awarded damages in the amount of $18,000 on the Plaintiffs' nuisance claim only. Plaintiffs appealed the verdict requesting a new trial. The Williams case was dismissed with prejudice by the trial court May 12, 1997 because Plaintiffs failed to file affidavits identifying injuries and causes suffered as required by the Court's Case Management Order. Plaintiffs' motion for a new trial was denied. Plaintiffs have appealed. Defendants are similarly seeking dismissal of the Daniels case based on the inadequacy of the affidavits filed in that case under a similar Case Management Order. The Court has not yet ruled on Defendants' motion, and the case is currently stayed. The Court ordered the parties in the Steich case to mediation, which settled on January 27, 1998 for payment of $350,000 to plaintiffs by the Company's predecessor's insurance company.


PERKINS COIE V. AMERICAN ECOLOGY CORPORATION, SUPERIOR COURT, KING COUNTY WASHINGTON, CASE NO. 97-2-30472-5SEA. This is an action to collect an alleged balance due for legal services provided to American Ecology and its subsidiaries between 1993 and 1997 allegedly in the amount of $669,987, including interest. An answer to the complaint has been filed and discovery has commenced. The Company intends to defend the action on the basis of certain legal defenses and to negotiate a structured settlement, if possible. Trial is set for June, 1999. In the event of an adverse outcome, management does not believe there would be a material adverse impact in the Company's earnings.


PEOPLE OF THE STATE OF ILLINOIS EX REL. JAMES E. RYAN, ATTORNEY GENERAL AND THOMAS W. ORTCIGER, DIRECTOR OF THE ILLINOIS DEPARTMENT OF NUCLEAR SAFETY V. AMERICAN ECOLOGY CORPORATION AND US ECOLOGY, INC., CASE NO. 97MR30. On November 3, 1997, the State of Illinois sued the Company and US Ecology in the Circuit Court of Bureau County, Illinois for failing to provide $2,000,000 in letters of credit as a financial assurance bond in regard to the Company's closed Sheffield, Illinois LLRW facility and to prevent the Company from transferring the site to the state as scheduled in May 1998. In 1988 the Company settled the long-standing litigation with the State of Illinois regarding this facility. In accordance with the settlement agreement, the Company has maintained the facility and paid to Illinois nearly $2,500,000 to be used for long term care of the facility after title is transferred to the state in May 1998. The settlement agreement also obligates the Company to provide a letter of credit in a decreasing amount, which is presently $123,000 to secure certain closure costs if the Company fails to meet certain financial tests relating to working capital, debt-equity ratio and net worth. The state claims that the Company has failed to meet some or all of these tests and that this letter of credit thus is required. The state has also claimed that a second letter of credit in the amount of $1,900,000 is also required because the financial covenants have not been met and that the provision of both letters of credit is a precondition to the state's acceptance of the site.

The Company has argued that it should not be required to provide the decreasing letter of credit since any failure to meet the financial covenants which may exist is likely to be temporary and the site is scheduled to be transferred to the state in May 1998 in any event. The Company offered to extend the Company's maintenance period for a limited time in lieu of providing this letter of credit, but this offer was rejected. The Company has asserted that the $1,900,000 letter of credit is only required when both (a) one or more of the environmental triggering events listed in the settlement agreement have occurred, and (b) the financial tests are not met. The state does not allege that any of these environmental triggering events has occurred, and the Company believes that the likelihood of such an event ever occurring is remote. Although the state has taken a contrary position, the Company believes that the settlement agreement clearly excludes the posting of the letters of credit as a condition of transfer of the facility and that the Company has performed all the conditions required for transfer. The Company expects to defend the lawsuit on the basis of these arguments. At this time it is not possible to predict the outcome of this matter.

ENVIRONMENTAL MATTERS

IN RE RAMP INDUSTRIES, INC. SITE (COLORADO), U.S. ENVIRONMENTAL PROTECTION AGENCY, DENVER, REGION 8. US Ecology responded to a CERCLA 104(e) Information Request in March 1996 sent by USEPA to numerous Potentially Responsible Parties ("PRP"). Thus far, US Ecology has not been formally named as a responsible party at the CERCLA site, but the EPA issued a preliminary finding of liability by US Ecology of $28,993 on September 8, 1997. Hazardous substances may have been sent by US Ecology to the site from the Company's former operations warehouse in Pleasanton, California. No determination as to ultimate liability can be made at this time and no formal action has been initiated beyond the information requests and preliminary determination of liability.


IN THE MATTER OF U.S. DEPARTMENT OF ENERGY, US ECOLOGY, INC., RCRA DOCKET NO. WA7 89000 8967. EPA issued Hazardous and Solid Waste Amendments to a Final RCRA Permit No. WA7 89000 8967, issued August 29, 1994 to the U.S. Department of Energy for the Hanford Federal Reservation, which purports to impose obligations on various parties, including, potentially, USE. USE has sought review of permit condition III.B., identifying certain disposal units operated by USE as Solid Waste Management Units subject to investigation and corrective action. USE also sought review of all other conditions of the HSWA portion of the permit, including definition "g" to the extent that it defines "facility" or "site" to include leased lands, and including Attachments A-F, to the extent that they set forth the requirements that would be applicable to the USE site. After negotiations with the EPA, the appeal was dismissed at the joint request of USE and the EPA, without prejudice to either party's right to reinstate the appeal if settlement is not achieved. USE and the Washington Department of Ecology have contractually agreed to investigate the integrity of the site to determine whether and what remedial action, if any, is appropriate. The Company anticipates gathering the requisite data in 1998. At this time it is not possible to predict the outcome of this matter.



OTHER MATERIAL LITIGATION

     The following two cases, in which one of the Company's principal subsidiaries is a plaintiff against the United States, are not required to be reported under the Securities and Exchange Commission regulations, but we have chosen to do so because of the potential significant impact one or more favorable results would have on the Company's Ward Valley project.


US ECOLOGY, INC. V. UNITED STATES OF AMERICA, UNITED STATES COURT OF FEDERAL CLAIMS, CASE NO. 97-65C. This case, commenced on January 30, 1997, by US Ecology is against the United States of America for breach of a contract to sell 1,000 acres of federal land located in Ward Valley, California to the State of California. California granted US Ecology a license to construct and operate a regional low-level radioactive waste disposal facility at the Ward Valley site. US Ecology is seeking damages in the amount of approximately $73,100,000 for its past costs expended and unspecified future lost profits, lost opportunity costs, lawful interest and costs incurred in the action. The first claim for relief is breach of an express contract which arose when the Secretary of Interior made a determination that all requirements under federal law and regulation necessary prior to the land transfer had been met and the United States accepted payment of the purchase price for the land in January 1993. Subsequently, a different Secretary of Interior refused to complete the transaction and continues to refuse to convey the land to California. US Ecology is a third-party beneficiary of the contract because it was chosen to operate the facility. The second claim for relief is breach of a contract which, by law, may be implied from the United States having induced US Ecology to incur substantial costs, when US Ecology was led to believe the United States would act fairly and honestly in conducting requisite reviews, in granting approval of the transfer, and in conveying title to the land upon completion of the review process in accordance with federal law and regulation. Since 1988 the United States has made a number of determinations regarding the sites' suitability for sale and subsequent use as a LLRW disposal facility site. Notwithstanding those determinations, the United States refused and continues to refuse to transfer title of the land to California so the facility can be constructed. US Ecology intends to aggressively pursue its damage claims in this matter. Cross motions for summary judgment were argued February 3, 1998. The Court's decision as to the existence and breach of contract and third party beneficiary status of US Ecology is expected within the first half of 1998.

US ECOLOGY, INC. V. U.S. DEPARTMENT OF THE INTERIOR, ET AL, U.S. DISTRICT COURT, DISTRICT OF COLUMBIA, CASE NO. 1:97CV00365. This case, commenced on February 24, 1997, is based on the same operative facts as those of the breach of contract claims brought in the U.S. Court of Federal Claims by US Ecology. This complaint is similar to that brought by the California Department of Health Services against Bruce Babbitt, Secretary of Interior, the U.S. Department of the Interior and the U.S. Bureau of Land Management. US Ecology seeks relief in the form of a writ of mandamus compelling the Secretary of Interior to convey title to the land at Ward Valley, California to California, in accordance with the lawful determinations made by his predecessor in office. Additionally, US Ecology is seeking judgment against the Defendants that their purported rescission of the prior Secretary's decision and their continuing failure to deliver title to the land is unlawful, arbitrary, an abuse of discretion and beyond their statutory authority and that therefore their actions hindering and delaying the transfer should be set aside, including a decision to engage in a Supplemental Environmental Impact Statement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of 1997.


                                     PART II


ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 23, 1998, there were approximately 7,600 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:


                               1997                             1996                      Dividends Per Share
                               ----                             ----                      -------------------

PERIOD                 High             Low             High              Low             1997            1996
                       ----             ---             ----              ---             ----            ----
1st Quarter              3               1              3-1/2            1-7/8            $ --            $ --
2nd Quarter            1-7/8             1              2-1/2             7/8               --              --
3rd Quarter           2-1/10           1-1/2           1-9/16             7/8               --              --
4th Quarter            1-7/8           1-1/4           1-5/16            15/16              --              --


     The Company's amended credit facility with its bank lender prohibits cash dividends on common stock.

ITEM 6.     SELECTED FINANCIAL DATA


                          AMERICAN ECOLOGY CORPORATION

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                          1997         1996         1995         1994        1993
                                                                  ----         ----         ----         ----        ----
Revenues                                                        $  41,522    $ 49,972    $  67,895   $  71,891   $  60,312
     % Increase (decrease) in revenues from prior year              (16.9)%     (26.4)%       (5.6)%      19.2%     (15.0)%

Net income (loss) (1)                                           $    (676)   $(11,407)    $(48,903)  $   3,850   $   4,744
Basic earnings per share                                        $            $  (1.47)   $   (6.12)  $           $
                                                                     (.17)                                 .48         .57

Shares used to compute income (loss) per share (000's)              8,163       7,907        7,826       7,851       8,097

Working capital (deficit)                                       $ (16,930)   $(16,693)    $(16,115)  $   1,563   $   4,771

Total assets                                                    $  98,431   $  99,027     $114,125    $155,439   $ 108,122

Long-term debt, net of current portion                          $  39,872   $  36,202    $  28,357   $  33,493   $      --

Shareholders' equity                                            $  13,380   $  13,604    $  22,024   $  67,045   $  63,564

Long-term debt to total capitalization as a percentage               74.9%       72.7%        56.3%       33.3%         --%
Current ratio (current assets divided by current liabilities)       0.4:1       0.4:1        0.6:1       1.0:1       1.2:1

Return on average equity                                             (5.0)%     (64.0)%     (109.8)%       5.9%        8.0%

Dividends declared per common share                             $           $            $    .025   $           $
                                                                       --          --                      .10          --
Capital spending, including capital expenditures and site
     development costs                                          $   3,442   $   5,659    $   8,445   $   8,035   $  12,558
Depletion, depreciation and amortization expense                $   3,106   $   5,383    $   7,319   $   6,279   $   4,356

     Per SFAS 128 basic earnings per share is restated. (1) 1996 expenses include $7,451 in impairment losses on long-lived assets for the Winona facility and 1995 includes $33,048 in impairment losses on long-lived assets for the Recycle Center, WPI Waste Processors and the Winona facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in Notes to the Consolidated Financial Statements herein, Part I, Item 3. Legal Proceedings, and the discussion below. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

     In the last three years the Company has incurred losses from operations, and has had continuing difficulty in generating enough cash to meet the obligations of doing business. In 1995, and then again in 1996, the Board of Directors provided a capital infusion, in exchange for preferred stock of American Ecology Corporation. These infusions totaled $8 million, and still the ongoing losses have resulted in working capital deficits of $16,930,000, $16,693,000, and $16,115,000 for the years 1997, 1996, and 1995, respectively.

     The Company made a Rights Offering in late 1997, and completed it February 10, 1998. This offering had positive support from the shareholders as $2,912,000 of new cash was generated. This offering was placed in conjunction with the terms of the banking agreement, that provided for the Company to use its best efforts to raise additional capital. That offering was therefore considered successful as a total of $2,000,000 of new capital was raised. Please see Note 9 describing the total effect of the Rights Offering.

     The Company cannot be certain about its ability to improve short-term operating results. The Company's financial statements as of December 31, 1997, contain no adjustments to the asset carrying amounts but, certain reserves have been made for litigation issues as explained in Note 13. Management's actions and plans to address these issues are as follows:

Credit Agreement

     The Company has made no changes to its Credit Agreement since the Third Amended and Restated Credit Agreement was executed on December 31, 1996. This Credit Agreement extends the maturity of the credit agreement to December 31, 2000, and modifies certain other terms. A description of the Credit Agreement as so amended has been filed as an Exhibit with the Securities and Exchange Commission. As of December 31, 1997, the Company had borrowed all amounts available under its Credit Agreement except for $3.1 million in interest to be accrued in 1998 and added to the loan balance.

National Stock Market Exchange

     The Company received a letter dated February 27, 1998 from the NASDAQ Stock Market, Inc. This letter explained that with the new market value of public float requirement, American Ecology Corporation will need to either regain market position or be faced with a possible de-listing. The Company believes it is taking the best position possible, but the results can not be predicted at this time.

Strategic Plan

     The Company has adopted a strategic plan focusing on its low-level radioactive waste services. Its hazardous and non-hazardous waste disposal and processing operations are reported as Chemical Services. The Company is continuing to improve as reorganized under those respective service divisions. The reorganization that started in 1996, was to facilitate potential strategic alliances with other companies that may provide additional sources of capital and open greater opportunities. The Chemical Services has not been as profitable as LLRW services. There are many factors causing these results. These areas of concern are discussed in both the MD&A and Item 1. Business.

Senior Management Changes

     On February 13, 1998 Joe Nagel was elected as the new President and Chief Operating Officer of American Ecology Corporation.

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

     The Chemical Services division has not been profitable in over two years. This performance is being monitored very closely, and the changes to compensate for these lost earnings are being implemented strategically, so not to upset the monthly revenues. AET Transport, has focused on servicing transportation for both hazardous and non-hazardous customers in the Gulf Coast market. This market has been on the decline and it has been difficult for the Company to be successful from the Houston, Texas area. The Company is in the process of relocating these operations to the Robstown, Texas area to work in conjunction with Texas Ecologists landfill. This effort will result in further layoffs of personnel and a further reduction of direct costs to the transportation business.

     At the Winona facility, the Company will continue to close the facility under both State and federal regulations. The Company has been cleaning the site and the equipment to maximize the proceeds from the sale of these assets. These proceeds from the sale are being used to fund the efforts of further closure and post-closure. This effort helps offset the negative cash flow at this Winona site. There can be no assurance that the sale of the assets will result in a favorable outcome, and there may still be a need for the Company to supply additional funding for the Winona site through the closure and post-closure periods.

     The Company continues to evaluate the viability of certain other operations, and their current potential to perform at an acceptable level of profitability.

     In the plan, a new budget was made for 1998. Capital expenditures were limited in 1997 and for 1998 to the development of the Ward Valley Project, certain regulatory obligations, and required operational repairs.

     The Company believes its plan will improve both cost structure and operating results. However, considering the Company's recent losses and insufficient cash flow from operations, there can be no assurance that this plan will resolve the Company's liquidity problem in a timely fashion.

Future Considerations

     As a result of the changes to its management and operations in 1997, and the implementation of the business plan, the Company believes that the future operating results of its existing LLRW businesses will improve, although no assurances can be given that such improvements will occur. The Company will continue with the Chemical Services but the losses being suffered may require immediate attention in 1998.

     The Company is currently in negotiations, for the disposition of legacy waste with the State of Tennessee Department of Environment and Conservation division of Radiological Health. Legacy waste, for purposes herein, is that waste that was on site when the Company acquired Quadrex and waste since generated by the Company and not disposed of. The objective of negotiating with the State of Tennessee DEC is to come to a reasonable term for both parties to remove this waste. The Company has processed most of the waste but does not have the cash flow to pay for disposal costs. The Company signed a contract February 24, 1997 with another disposal company that is licensed to accept this waste. The terms of this agreement include paying an additional amount of approximately $800,000 to dispose of legacy waste before May 1998. The terms are such that the Company is responsible for the payment even if it does not dispose of $800,000 of waste. This arrangement will provide for a considerable cost savings to dispose of the legacy waste. In September 1997, the Company made a complete count and reevaluation of the inventory liability at the Oak Ridge, Tennessee Recycle Center. The count was thorough and included all aspects of the costs included to process and remove the waste from the facility. The largest hurdle is for the Company to have enough cash available to pay for the disposal. The Company has provided for a recorded liability in the amount of $5,567,000 for the waste processing and burial of waste now on site at the Recycle Center. The Company continues to seek alternative methods of disposal that may be less costly and still within federal and state regulations. Should the Company be unsuccessful in these attempts, it is believed that there is an adequate accrual reserved.

     In addition, the Company expects to receive federal income tax refunds of approximately $740,000 during 1998.

RESULTS OF OPERATIONS - 1997 VS. 1996

     The Company as a whole has shown improvement in operations since 1995, but continues to report a loss. In 1997, the Company is reporting a Net Loss of $676,000 before preferred stock dividends of $760,000. This compares to losses of 11,407,000 and 48,903,000 for 1996, and 1995. The following table allows for a comparison of the two service groups without consolidated corporation costs or the captive insurance company ALEX.

     In the discussions for Net Earnings (Loss), Revenues, Operating Costs and Selling, General and Administrative (S,G&A) Expenses, comparisons are made for all three years for the Consolidated Statements of Operations 1997, 1996, and 1995.

     These comparisons reflect the changes made as a result of the reclassification of costs between the operating and S,G&A costs. In the years before 1997, Surecycle was included as a part of the Winona facility until the Winona facility was closed. Also, in 1995, the discussions reflect AET Transportation results that include costs of Transtec, American Ecology Services Corporation, and Waste Processors Incorporated, all of which have had little to no activity since 1995.

NET EARNINGS (LOSS)
Reported in $000

                                                  CHEMICAL SERVICES
                           Teco           Beatty        AET Trans       Surecycle         Winona          Total
                           ----           ------        ---------       ---------         ------          -----
   Year End 1997          (104)            (333)           (986)           (19)           (1,684)         (3,126)
   Year End 1996           427           (1,385)         (1,160)             0           (11,491)        (13,609)
   Year End 1995           859           (2,654)         (9,748)             0            (8,488)        (20,031)

                                                   LLRW SERVICES
                         Richland          AERC          Mid West      CIC Compact      Sheffield         Total
                         --------          ----          --------      -----------      ---------         -----
   Year End 1997           3,367             265          (127)            375                0            3,880
   Year End 1996           1,679          (3,407)          883             314             (224)            (755)
   Year End 1995             791         (28,292)          821             199           (2,032)         (28,513)

     The 1996 results included pre-tax charges totaling $7,563,000 for unusual events and non-recurring adjustments of which $7,451,000 related to the closed Winona facility. For both 1997, and 1996, it is readily apparent that the Company is supported by LLRW Services and is encumbered by Chemical Services. The Company continues to make changes in an effort to suppress or eliminate Chemical Service losses.

     The following table sets forth items in the Statements of Operations for the three years ended December 31, 1997, as a percentage of revenue:

                                                          Percentage of Revenues for the
                                                             Year Ended December 31,
                                                             -----------------------
                                                     1997             1996             1995
                                                     ----             ----             ----
Revenues                                            100.0%            100.0%           100.0%
Operating costs                                      55.9              67.2             79.3
                                                ------------     ------------      ------------

Gross profit (loss)                                  44.1              32.8             20.7
Selling, general and administrative expenses         52.8              48.4             49.6
Impairment losses on long-lived assets                 --              14.9             48.7
                                                --------------   ------------      ------------

Income (loss) from operations                        (8.7)            (30.5)           (77.6)
Other (income) expense, net                           7.4               4.6              2.4
                                                -------------    -------------     -------------

Income (loss) before income taxes                    (1.3)            (25.9)           (80.0)
Income tax expense (benefit)                         (0.3)             (3.0)            (8.0)
                                                -------------    -------------     -------------

Preferred stock dividends                             1.8               0.9              0.1
                                                -------------    -------------     -------------

Net income (loss) to common shareholders             (3.4)%           (23.8)%          (72.1)%
                                                =============    =============     =============

Revenues

     Revenues for 1997 were $41,522,000, a 17% decrease from 1996 revenues of $49,972,000, a 26% decrease from 1995 revenues of $67,895,000. The reasons for these declines have included the closing of certain facilities and operations that were not profitable. Even though management has implemented through its strategic plan the closure or combining of certain operations that were generating revenue, the overall health of the Company has improved but, on a declining basis. The environmental industry has been impacted by many changes in the past three years. All of these changes have made an impact that has reduced revenues. These changes have included stricter regulations for waste generators, therefore less waste is being generated, federal and state reclassification of waste, and stiff competition, in a declining industry.

     The following table shows the comparative results of Chemical Services and LLRW Services. The revenues indicated here are from each site facility and do not include consolidation adjustments. The Chemical Services revenues have declined 36% and 40%, for 1997, and 1996. The LLRW Services have remained fairly constant with a decline of only 3% and an increase of 1% for 1997, and 1996. A 36% and 40% decrease for 1997, and 1996 in Chemical Services is a dramatic decline. Several factors have caused the Chemical Service revenues to decline. On a national level for the period 1994 through 1997, hazardous waste generation is down approximately 30 percent, while the number of generators is down 11 percent. The number of treatment, storage, and disposal companies has declined a remarkable 49 percent marking a significant exit from and consolidation in the market, and that trend seems to be continuing. Hazardous and non-hazardous waste market trends are continually driven by new regulations, changes in regulations, available disposal capacity, recycling and reuse technology development, and disposal pricing. It is abundantly clear that the volume of hazardous waste generated annually is declining, and the available market is shrinking. This volume decline is resulting from a concerted effort by the industry to minimize waste generation in general, and to encourage the reuse of waste as by-product for other processes. Additionally, various industry sectors have influenced a revision of regulations and consequently have been able to reclassify waste streams.

REVENUES
Reported in $000

                                                  CHEMICAL SERVICES
                           Teco           Beatty        AET Trans       Surecycle         Winona          Total
                           ----           ------        ---------       ---------         ------          -----
   Year End 1997          5,179           6,426           3,035           2,180                0         16,820
   Year End 1996          6,957           8,307           4,379               0            6,834         26,477
   Year End 1995          7,731           19,297          5,399               0           11,587         44,014

                                                   LLRW SERVICES
                         Richland          AERC          Mid West      CIC Compact      Sheffield         Total
                         --------          ----          --------      -----------      ---------         -----
   Year End 1997          6,911           8,892           2,938           7,579                0         26,320
   Year End 1996          5,339           9,686           6,289           5,711                0         27,025
   Year End 1995          5,163           8,566           4,914           8,104                0         26,747

     The Company continues to monitor closely the activity of Chemical Services. Without further expansion into the commercial waste disposal, it does not seem likely that revenues will increase. The TECO facility at Robstown, Texas has nearly reached landfill capacity and continues to attempt permitting a 400 acre commercial landfill with the TNRCC. This space is adjoining to the existing facility but, there are many issues that remain unresolved that were discussed in Item 1. Business.

     The revenues from LLRW Services remain steady, but certain negotiations with the union labor OCAW, at Oak Ridge, Tennessee may cause a reduction of revenues in 1998. The Company will continue to maintain strong alliances with others in the LLRW industry. These alliances and others are a part of the strategic plan to develop further the LLRW Services. There are many government restrictions that make it difficult to forecast if the strategic plan of growing LLRW Services will be successful.

Operating Costs

     The operating costs have been restated for the comparative years of 1997, 1996, and 1995. The restatement is reflected in Item 8. Financial Statements and Supplemental Data, on the Consolidated Statement of Operations.

     During 1997 management decided to reclassify certain costs previously reported as operating costs to selling, general, and administrative expense. The Company has reclassified insurance and depreciation expense previously recorded as operating costs to selling, general, and administrative expense for all years presented. Certain other operating site expenses for 1996 and 1995 that were previously classified as operating costs have been reclassified as selling, general, and administrative expenses. Management believes that these costs are more appropriately classified as selling, general, and administrative expenses than as operating costs.

     Comparatively, operating costs have decreased while revenues were declining. The improvement is marked by the effects of management's strategic plan to reduce costs and increase gross profit. The following table reflects operating costs as a percent of revenue with 55.9%, 67.2%, and 79.3% for the years ended 1997, 1996, and 1995. These decreasing percentages of operating costs result in a higher gross profit in 1997, over the prior two years.

     Consolidated Results of Operations (in thousands):

                                         1997                      1996                  1995
                                         ----                      ----                  ----
Revenues                           $41,522                 $49,972                 $67,895
Operating costs                     23,219    55.9%         33,571    67.2%         53,823    79.3%
                                    ------                  ------                  ------
Gross profit (loss)                $18,303    44.1%        $16,401    32.8%        $14,072    20.7%

     Operating costs decreased 30.8% from 1996, and in 1996, operating costs decreased 37.6% from 1995. In 1997, there were no material amounts that were written off as unusual and non-recurring type operating costs. The closure of the Winona facility and reduced activity at the Beatty facility have generated most of the decrease in costs. However, management has enforced many measures by which operations have improved and become much more cost effective and operating efficient.

     The following table reflects the results of Chemical Services downsizing and lost revenues resulting in a reduction of operating costs. LLRW Services operating costs have stayed fairly constant which is reflective of only a 3% decline in revenues. These operating costs are by site facility or location and include the reclassification between operating and S,G&A expenses but, do not include the corporate consolidated adjustments or eliminations.

OPERATING COSTS
Reported in $000

                                                  CHEMICAL SERVICES
                           Teco           Beatty        AET Trans       Surecycle         Winona          Total
                           ----           ------        ---------       ---------         ------          -----
   Year End 1997          2,867            3,034          2,147           1,710              893          10,651
   Year End 1996          3,865            5,679          3,102               0            7,376          20,022
   Year End 1995          4,007           15,094          4,775               0           11,814          35,690

                                                   LLRW SERVICES
                         Richland          AERC          Mid West      CIC Compact      Sheffield         Total
                         --------          ----          --------      -----------      ---------         -----
   Year End 1997          1,333            4,211          1,660           6,982                0          14,186
   Year End 1996          1,293            6,777          4,238           5,158                0          17,466
   Year End 1995          1,594            7,430          3,078           7,731            1,396          21,229

Selling, General and Administrative Expenses

     The Selling, General and Administrative Expenses have been restated for the comparative years of 1997, 1996, and 1995. The reinstatement is reflected in
Item 8. Financial Statements and Supplemental Data, on the consolidated Statement of Operations.

     Consolidated Results of Operations (in thousands):

                                         1997                     1996                    1995
                                         ----                     ----                    ----
Revenues                           $41,522                  $49,972                 $67,895
Selling, G&A expenses               21,909    52.8%          24,187    48.4%         33,717    49.6%
                                    ------                   ------                  ------

     S,G&A decreased $2,278,000 or 9.4% from 1996, and in 1996, S,G&A decreased $9,530,000 or 28.3% from 1995. These decreases are a result of management's efforts and employment of the strategic plan. The plan included all of the employees of the Company and their concerted efforts as well. In 1995, the S,G&A costs were higher as a result of the two acquisitions in 1994 of Gibraltor Chemical and Quadrex. S,G&A expense as a percent of revenue has increased mainly as a result of the shift of depreciation out of direct operating costs and into indirect S,G&A costs classification. While the legal fees remain high, management has made many efforts to reduce and eliminate any unnecessary legal fees. Management has also made further efforts in areas of reduced travel expense, incentive bonus compensation, and unnecessary selling and marketing costs. There will be a need to increase revenues in the future and as a result certain areas of the Company's marketing program will be increased.

     The following table reflects the results of Chemical Services having downsized but, both Chemical and LLRW services have reduced their S,G&A expenses. AET Transport has not proved to be a successful operation from the time it was acquired as WPI Waste Processors. The remaining parts of the transportation business are being relocated from Pasadena, Texas to the Robstown, Texas TECO facility. LLRW Services S,G&A made considerable improvement by decreasing 12.1% in 1997 and 7.3% in 1996. The S,G&A costs are by site facility or location and include the reclassification between operating and S,G&A expenses but, do not include the corporate consolidated adjustments or eliminations.

S,G&A EXPENSES
Reported in $000

                                                  CHEMICAL SERVICES
                           Teco           Beatty        AET Trans       Surecycle         Winona          Total
                           ----           ------        ---------       ---------         ------          -----
   Year End 1997          1,814           3,119           1,496              380             952          7,761
   Year End 1996          1,770           3,032           1,720                0           2,696          9,218
   Year End 1995          1,890           4,209           3,016                0           3,482         12,597

                                                   LLRW SERVICES
                         Richland          AERC          Mid West      CIC Compact      Sheffield         Total
                         --------          ----          --------      -----------      ---------         -----
   Year End 1997          1,579           3,655            582             319                6           6,141
   Year End 1996          1,514           4,687            413             234              138           6,986
   Year End 1995          1,850           4,434            571             174              507           7,536

Investment Income

     Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, realized and unrealized gains and losses earned on the Company's stock portfolio classified as trading securities. As of December 31, 1997 the Company reported an unrealized gain of $538,000 on investments. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized, and during one six month period ending June 30, 1997 the Company sold the entire balance of its holding in Perma-Fix (PESI) common stock, 795,000 shares, for a loss of $59,000. The Company had acquired this stock on the acquisition of the Quadrex Recycle Center in September 1994. These shares were sold to help generate cash, after compliance with the terms of the current banking agreement.

Interest Expense

     Interest expense is the total interest expense incurred by the Company on outstanding indebtedness less capitalized amounts. In 1997, 1996, and 1995, the Company incurred $3,708,000, $3,558,000, and $3,281,000, respectively, in interest cost, all of which was capitalized for the development of the Company's LLRW facilities in California in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. Substantially all of the interest cost incurred for 1997, 1996, and 1995 related to borrowings under the Company's Credit Agreement with its bank lender.

Income Taxes

     The Company's federal effective income tax (benefit) rates were 0%, (12)%, and (10)%, for the fiscal years 1997, 1996, and 1995, respectively. The effective rate of 0% in 1997 does not reflect any recognition of future tax benefits on timing differences or net operating loss carryforwards.

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

     To secure closure/post-closure obligations of its hazardous waste disposal sites under federal and state regulations, the Company has provided letters of credit, certificates of insurance, and corporate guarantees as financial assurance. Cash and investment securities totaling $14,287,000 and $16,394,000 at December 31, 1997 AND 1996, respectively, have been pledged as collateral for the Company's closure/post-closure obligations. During the year ended December 31, 1997 the total value of pledged securities decreased by $2,107,000. This decrease was the result of the sale of the Company's holdings of 795,000 shares of Perma-Fix stock, for which approximately $1,660,000 was realized, and in the reduction in the amount of a Letter of Credit by about $600,000, secured by cash. These securities are pledged for the performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois chemical waste facility, compliance with the TNRCC requirements related to a deepwell at the Company's Robstown, Texas hazardous disposal site, closure costs for the Beatty, Nevada LLRW site, closure costs for the Recycle Center, closure costs for the Winona facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington facility and performance bonds.

     The RI/FS for the Sheffield facility was completed and approved by the EPA in 1990. The Company is in the remedial phase of the Sheffield program as set forth in the EPA's corrective measures implementation plan. During 1997, the Company spent approximately $457,000 on remediation at the closed Sheffield hazardous disposal site.

     The nature of the hazardous material handled by the Company and its subsidiaries could give rise to substantial damages if spills, accidents or migration of hazardous material occurs. The occurrence of such events could have a material adverse effect upon the Company's liquidity and operating results.

Subsequent Event

     On December 30, 1997 the Company registered with the Securities and Exchange Commission, a shareholder rights offering to each of its shareholders as of December 8, 1997 affording each shareholder the right to purchase one share of the Company's common stock for $1.00 for each share they owned on December 8, 1997. The shareholder rights offering fulfilled a requirement of the Bank Agreement that the Company use its "best efforts" to raise an additional $2 million of new equity in 1997. The shareholder rights offering concluded on February 10, 1998.

     The Company sold 3,912,936 shares of its common stock in the rights offering; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E Designation Certificate. As a result of the rights offering and Series E conversion, the Company now has approximately 13,498,429 shares of common stock outstanding at March 26, 1998.

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

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
American Ecology Corporation


We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and had working capital deficit of $16.9 million as of December 31, 1997. The Company continues to have limited cash resources available and has substantial obligations that are due in the future. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event of violation of any covenant or of any occurrence of a default of the Credit Agreement. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted. The Company is involved in various significant permitting efforts, claims, lawsuits and other administrative matters which are uncertain at this time. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, or adjustments, if any, that may be necessary as a result of the outcome of the matters discussed above.


Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
March 6, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Ecology Corporation:

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of American Ecology Corporation (a Delaware Corporation) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Ecology Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP


Houston, Texas
April 11, 1996

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                           As of December 31,
                                                                                           ------------------
                                                                                      1997             1996
                                                                                      ----             ----
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $         366    $         185
    Investment securities                                                                   --              410
    Receivables, net of allowance for doubtful
      accounts of $1,440 and $1,155, respectively                                        7,929           10,396
    Income taxes receivable                                                                740              740
    Prepayments and other                                                                  877              949
                                                                                 -------------    -------------
      Total current assets                                                               9,912           12,680

Cash and investment securities, pledged                                                 14,287           16,394
Property and equipment, net                                                             13,004           14,255
Deferred site development costs                                                         58,890           53,030
Intangible assets relating to acquired businesses, net                                     438              462
Other assets                                                                             1,900            2,206
                                                                                 -------------    -------------
      Total Assets                                                               $      98,431    $      99,027
                                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Revolving credit loan                                                        $          --    $          --
    Current portion of long term debt                                                      111              503
    Accounts payable                                                                     8,997           10,470
    Accrued liabilities                                                                 14,801           15,376
    Deferred site maintenance, current portion                                           2,842            3,024
    Income taxes payable                                                                    91               --
                                                                                 -------------    -------------
      Total current liabilities                                                         26,842           29,373

Long term debt, excluding current portion                                               39,872           36,202
Deferred site maintenance, excluding current portion                                    18,337           19,848

Commitments and contingencies (Note 13) Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                              --               --
    Series D cumulative convertible preferred stock, $.01 par value, 105,264 authorized, 105,264 shares issued and outstanding
                                                                                             1                1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares issued and outstanding                          3,000            3,000
    Common stock, $.01 par value, 25,000,000 authorized, 8,462,533
      and 8,010,017 shares issued and outstanding, respectively                             85               80
    Additional paid-in capital                                                          47,701           46,971
    Unrealized gain (loss) on securities available-for-sale                                 --             (477)
    Retained earnings (deficit)                                                        (37,407)         (35,971)
                                                                                 -------------    -------------
      Total shareholders' equity                                                        13,380           13,604
                                                                                 -------------    -------------

         Total Liabilities and Shareholders' Equity                              $      98,431    $      99,027
                                                                                 =============    =============

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                               Year Ended December 31,
                                                               -----------------------
                                                        1997              1996             1995
                                                        ----              ----             ----
Revenues                                              $ 41,522          $ 49,972         $ 67,895
Operating costs                                         23,219            33,571           53,823
                                                      --------          --------         --------

    Gross profit (loss)                                 18,303            16,401           14,072
Selling, general and administrative expenses            21,909            24,187           33,717
Impairment loss on long-lived assets                        --             7,451           33,048
                                                      --------          --------         --------

    Loss from operations                                (3,606)          (15,237)         (52,693)
Investment income                                       (1,203)             (932)            (582)
(Gain) or loss on sale of assets                          (136)              (55)           1,386
Other expense                                           (1,723)           (1,326)             821
                                                      --------          --------         --------

    Loss before income taxes                              (544)          (12,924)         (54,318)
Income tax expense (benefit)                               132            (1,517)          (5,415)
                                                      --------          --------         --------

    Net income or (loss)                                  (676)          (11,407)         (48,903)

Preferred stock dividends                                  760               465               88
                                                      --------          --------         --------
    Net loss available to common shareholders       $   (1,436)       $  (11,872)       $ (48,991)
                                                    ==========        ==========        =========

Basic earnings per share                            $     (.17)       $    (1.47)       $   (6.12)
                                                    ==========        ==========        =========

Diluted earnings per share                          $     (.17)       $    (1.47)       $   (6.12)
                                                    ==========        ==========        =========

Dividends paid per common share                     $       --        $       --        $    .025
                                                    ==========        ==========        =========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ 000'S)

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                       1997              1996              1995
                                                                       ----              ----              ----
Cash flows from operating activities:
    Net income (loss)                                                $    (676)       $  (11,407)       $ (48,903)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
    Impairment loss on long-lived assets                                    --             7,451           33,048

    Depletion, depreciation and amortization                             3,106             5,383            7,319
    Deferred income taxes                                                   --                --              816
    (Gain) loss on sale of assets                                          (136)             (58)           1,386
    Loss on sale of securities                                              59                --               --
    Debt restructure fees                                                   --               265               --
    Realized loss on sales of securities available-for-sale                 --                --              101
     Stock compensation                                                     198               --               --
    Changes in assets and liabilities:
      Receivables                                                        2,467             6,542           12,655
      Income taxes receivable                                               --             4,599           (5,339)
      Proceeds from insurance claim                                         --             2,538               --
      Investment securities classified as trading                        1,953              (582)            (354)
      Other assets                                                         (68)             (850)         ( 1,016)
      Deferred site maintenance                                         (1,693)           (2,278)             (40)
      Other liabilities                                                 (2,225)           (6,433)           2,923
                                                                     ---------        ----------        ---------
         Total adjustments                                               3,661            16,577           51,499
                                                                     ---------        ----------        ---------
      Net cash provided by operating activities                          2,985             5,170            2,596

Cash flows from investing activities:
    Capital expenditures, excluding site development costs             (1,356)            (1,677)          (2,320)
    Site development costs, including capitalized interest             (2,086)            (3,982)          (6,125)
    Proceeds from sales of assets                                           --                31            1,080
    Net proceeds from sales of investment securities                     1,660            (1,993)             214
    Transfers to (from) cash and investment securities, pledged           (678)              384             (241)
                                                                     ---------        ----------        ---------
      Net cash used in investing activities                             (2,460)           (7,237)          (7,392)

Cash flows from financing activities:
    Proceeds from issuances and indebtedness                            23,022            29,008           26,640
    Payments of indebtedness                                           (23,518)          (29,985)         (26,430)
    Proceeds from common stock issued                                       --                --               98
    Proceeds from preferred stock issued, net                               --             3,000            4,759
    Liquidation of shareholders' rights                                     --                --              (78)
    Payment of cash dividends                                               --                --             (195)
    Stock options exercised                                                152                --               --
                                                                     ---------        ----------        ---------
      Net cash provided by (used in) financing activities                 (344)            2,023            4,794
                                                                     ---------        ----------        ---------

Increase (decrease) in cash and cash equivalents                           181               (44)              (2)
Cash and cash equivalents at beginning of year                             185               229              231
                                                                     ---------        ----------        ---------
Cash and cash equivalents at end of year                             $     366        $      185        $     229
                                                                     =========        ==========        =========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest, net of amounts capitalized                           $     128        $       --        $      --
      Income taxes paid                                              $      88        $       --        $      --

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)

                                        8.375%          11.25%
                                       SERIES D        SERIES E                                     UNREALIZED
                                      CUMULATIVE      REDEEMABLE                                   GAIN (LOSS)
                                     CONVERTIBLE     CONVERTIBLE                    ADDITIONAL      SECURITIES      RETAINED
                                      PREFERRED       PREFERRED        COMMON        PAID-IN        AVAILABLE-      EARNINGS
                                        STOCK           STOCK          STOCK         CAPITAL         FOR-SALE       (DEFICIT)
                                        -----           -----          -----         -------         --------       ---------
Balance, December 31, 1994              $ --            $ --           $ 78          $ 41,837          $ 43         $ 25,087

Net loss                                  --              --             --                --            --          (48,903)
Preferred stock issuances                 1               --             --             4,898            --               --
Common stock issuances                    --              --             --                98            --               --
Income tax benefit of
    stock options exercised               --              --             --                 7            --               --
Liquidation of shareholders'
    rights                                --              --             --               (78)           --               --
Dividends - common stock                  --              --             --                --            --             (195)
Dividends - preferred stock               --              --             --                --            --              (88)
Unrealized loss on securities
    available-for-sale                    --              --             --                --          (761)              --
                                       -----             -----         -----         --------          ----         --------
Balance, December 31, 1995                 1              --             78            46,762          (718)         (24,099)

Net loss                                  --              --             --                --            --          (11,407)
Preferred stock issuances                 --             3,000           --                --            --               --
Common stock issuances                    --              --              2               209            --               --
Dividends - preferred stock               --              --             --                --            --             (465)
Unrealized gain (loss) on
    securities available-for-sale         --              --             --                --           241
                                       -----             -----         -----         --------          ----         --------

Balance, December 31, 1996                 1             3,000           80            46,971          (477)         (35,971)

Net loss                                  --              --             --             --               --             (676)
Common stock issuances                    --              --              5              730             --               --
Dividends - preferred stock               --              --             --             --               --             (760)
Unrealized gain (loss) on
    securities available-for-sale         --              --             --             --              477               --
                                       -----             -----         -----         --------          ----         --------
Balance, December 31, 1997               $ 1            $3,000         $ 85         $ 47,701           $ --         $(37,407)
                                       =====             =====         =====         ========          ====         ========


Note: Convertible Preferred Stock is not shown above because no shares have been issued.

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

     American Ecology Corporation (a Delaware Corporation) and its subsidiaries ("the Company") provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. The Company services the needs of hazardous waste generators nationally, but the larger market share is in the Gulf and West Coast regions of the country at its hazardous waste landfill disposal sites in Robstown, Texas and Beatty, Nevada. The Company services the needs of low-level radioactive waste (LLRW) generators in the Northwest region and Rocky Mountain Compact at its rate regulated LLRW facility located near Richland, Washington and provides LLRW processing and recycling services to LLRW waste generators in the Mid-West and East Coast regions of the country at its Oak Ridge, Tennessee facility.

     The accompanying financial statements are prepared on a consolidated basis. There are eight reporting subsidiaries with activity and three subsidiaries that had no activity in 1997.

     Certain estimates and assumptions have been made by the Company for the consolidated financial statements. The consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles.

     Business Conditions

     The Company has incurred significant losses during the last three years and had a working capital deficit of $16.9 million as of December 31, 1997. In the first two months of 1998, the Company also suffered operating losses. At February 28, 1998 the year to date loss was $336,000. Although the Company obtained capital contributions of approximately $2.9 million from a rights offering subsequent to year end and received certain new waivers for financial and other covenants in the Credit Agreement from the bank for 1997, the Company continues to have limited cash resources available and is currently experiencing difficulty paying its on-going obligations as they become due. Under the terms of the Credit Agreement, the bank may accelerate the maturity of the debt in the event of violation of any financial covenant of the Credit Agreement or if a material adverse event is deemed by the bank to have occurred. If the Company is unable to remain in compliance with the terms of the Credit Agreement or obtain waivers in the event of a default and the bank accelerates maturity of the Credit Agreement, the Company does not have adequate financial resources to extinguish the loan and the Company's operations may be negatively impacted.

     Management has continued with an aggressive business plan to improve the Company's financial status by substantially reducing operating expenses and enhancing revenues from low-level radioactive waste disposal and processing. Actions taken to date include reductions in personnel, decentralization of responsibilities, and analysis of operations to improve operating efficiency and reduce operating costs within each operating division. Furthermore, the Company has limited future capital expenditures. Management believes the plans that have been implemented and the strategies exercised will continue to show improvement. However, there can be no assurance that achievement of the business plan will be successful.

     Management is also pursuing legal claims for breach of contract against the federal government and various federal agencies relating to the transfer of land located in Ward Valley, California to the state of California for the development and construction of a LLRW site for the Southwestern Compact. See note 13 for more details. Management believes that if the Company is successful in prevailing in these legal claims, sufficient cash and revenues will be generated to eliminate the cash flow problems previously described.

     In the event the Company does not meet its business plan objectives or prevail in claims against the government and the Company is unable to obtain alternative financing, there can be no assurance that the Company will be able to meet its obligations as they become due or obtain further forbearance from the bank.

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

     At the Oak Ridge facility the Company ended negotiations for a new contract with OCAW local 3-983 February 10, 1998 with a strike by all 67 bargaining unit employees. The facility continued to operate with supervisory non-union staff until employees asked to return to work on March 2, 1998 under the terms and conditions of the old contract.

     The Company submitted a final proposal on March 4, 1998 which was rejected by OCAW local 3-983. On March 5, 1998 the Company notified the OCAW that the parties were at impasse and implemented the final proposal which was effective at midnight on March 7, 1998. Bargaining unit employees continue to work under the terms and conditions of the Company's final proposal.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Property and Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Land is comprised of land owned at the processing and disposal sites. Land owned at disposal sites is depleted over the estimated useful life of the disposal site on a straight-line basis. Cell development costs represent waste disposal site preparation costs which are capitalized and charged to operating costs as disposal space is utilized. The Company engaged independent surveys by certified engineers and surveyors to measure remaining cell volume for each site for December 31, 1997. Cell development costs include direct costs related to site preparation, including legal, engineering, construction, and the direct cost of company personnel dedicated for these purposes. The estimated useful lives of buildings and improvements is fifteen to thirty-one years. The estimated useful lives of vehicles, decontamination, processing and other equipment is three to ten years. See Note 4 for major categories of property and equipment. Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1997, 1996, and 1995, maintenance and repairs expenses were $521,000, $982,000, and $1,224,000, respectively.

     Deferred Site Development Costs. The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

     The Company currently holds the license and permits from the State of California to operate the Ward Valley LLRW facility, as part of the Southwestern Compact. However, neither the Company nor the State of California have the land to operate this facility at the proposed site in Ward Valley. The US Government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the lawsuit that it has filed against the US Government. In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the Court of Federal Claims, seeking monetary damages in excess of $73 million. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transfer to California. Both cases are pending.

     All costs related to the development of the Ward Valley facility have been capitalized by the Company. As of December 31, 1997, the Company had deferred $51,318,000 (52% of total assets) of pre-operational facility development costs of which $10,035,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the Department of Health Services (DHS), in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

     Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Such revenues totaled $7,579,000, $5,711,000, and $8,100,000, in 1997, 1996, and 1995, respectively.
Substantially all funding to develop the Butte facility is being provided by the major generators of waste in the CIC. As of December 31, 1997 the Company has contributed and deferred approximately $7,572,000 (8% of total assets), of which $1,480,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to the granting of the license. The Company expects all costs which it has deferred for this facility, plus additional unrecognized project interest costs, to be included as a component of the rate-base. The agreed contract interest cost reimbursement as part of the rate-base may yield an additional $15 million in revenue, however, there can be no assurance that all of these amounts will be approved. Amendment three of the contract provided $31,100,000 in additional funding and, at the time that amendment was executed, was expected to be sufficient to fund the project up to a licensing decision. That amendment gave the CIC the right to terminate the contract with ten days notice in the event a licensing decision was not reached. In late October 1997 the state issued their draft evaluation of the application and amendment four of the contract was executed which provided additional funding on a monthly basis. The Company is negotiating with the CIC for longer term funding. If the CIC elects to terminate the contract, then the Company has no further claim or right to reimbursement of its contributions or accrued interest unless the CIC and the Company agree to go forward with the facility, in which event the Company retains its rights to recover its contribution together with any accrued interest.

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

     In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost, on the site development projects while facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized was $3,708,000 in 1997, $3,558,000 in 1996 and $3,281,000 in 1995.

     Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized on the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. The accumulated amortization of intangible assets amounted to $312,000, $288,000, and $314,000 at December 31, 1997, 1996, and

1995, respectively. Amortization of intangible assets was $24,000, $24,000, and $742,000 in 1997, 1996, and 1995, respectively. On an ongoing basis, the Company measures realizability of intangible assets. In the event that facts and circumstances indicate intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary.

     Permitting Costs. Permitting costs, included under the caption Other Assets in the Consolidated Balance Sheets, are primarily comprised of outside engineering and legal expenses and are capitalized and amortized over the life of the applicable permits. At December 31, 1997 and 1996, there were $1,295,000 and $1,224,000, respectively, of unamortized costs included in other assets in the accompanying consolidated balance sheets.

     The Company operates its various sites under the regulations of, and permits issued by various state and federal agencies. Several of the Company's existing sites are currently seeking permit renewals and/or expansion permits. There is no assurance of the outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potential stricter governmental regulation. Substantial losses which would have a material adverse effect on the Company's consolidated financial position, could be incurred by the Company in the near term in the event a permit is not granted, if facility construction programs are delayed or changed, or if projects are otherwise abandoned. The Company reviews the status of permitting projects on a periodic basis to assess realizability of related asset values. As of December 31, 1997, management believes that assets which could currently be affected by permitting efforts are recoverable at their recorded values.

     Self-Insurance. The Company has insurance policies which cover any annual losses exceeding $75,000 per employee for employee health care. The Company also has insurance policies covering claims in excess of $100,000 for workers' compensation, auto, and general liability costs. Self insurance liabilities are based on claims filed and estimates for claims incurred but not reported.

     The Company believes it operates professionally and prudently, however, the environmental business exposes the Company to many risks. The risks include potential harmful substances escaping into the environment causing damage or injury. An insurance program has been reviewed and put into place that under its insurance policies, the Company generally has self-insured retention limits or deductibles. These range from $25,000 to $250,000 and include fully insured layers of coverage above such retentions or deductibles. The nature of the Company's business exposes it to accidental environmental contamination losses which are generally not covered by primary casualty insurance programs. To provide insurance protection for environmental claims the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear related occurrences. For radioactive risk, the Company has purchased nuclear liability insurance covering operations of its facilities, suppliers and transporters. In addition, the Company has purchased primary casualty and excess liability policies all through traditional third party insurance.

     Pursuant to RCRA, the Company is required to maintain environmental impairment liability insurance coverage with specified minimum limits for sudden and non-sudden accidental occurrences. The Company is in compliance with required limits and coverage with the exception of the Sheffield, Illinois site where such insurance has been unavailable.

     In 1987, the Company organized and funded a wholly-owned subsidiary, American Liability and Excess Insurance Company ("ALEX") to reinsure financial assurance insurance for the Company's closure and post-closure responsibilities at certain of its sites. ALEX is currently reinsuring financial assurance for closure and post-closure of the Company's facilities and underwriting a performance bond for one of the Company's subsidiaries. ALEX has funded cash reserves representing the approximate present value of the closure or post-closure obligation being insured. As of December 31, 1997, the ALEX investment portfolio was approximately $8 million.

     Deferred Site Maintenance. Deferred site maintenance includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The portion of these obligations expected to be spent within the following twelve month period is classified as deferred site maintenance, current portion in the accompanying consolidated balance sheets. The Company generally provides accruals for the estimated costs of closures and post-closure monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company performs routine periodic reviews of closed operating sites and revises accruals for estimated post-closure, remediation or other costs related to these locations as deemed necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for operating chemical disposal sites based on Resource Conservation and Recovery Act (RCRA) and the respective site permits. RCRA requires that companies provide financial assurance for the closure and post-closure care and maintenance of their chemical sites for at least thirty years following closure. Where both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost is discounted to present value at a discount rate of 2.5%, net of inflation. The Company has not discounted any of the deferred site maintenance accruals for either 1997 or 1996

     Net Income (Loss) Per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which supercedes APB Opinion 15. This statement, with new standards, is effective for annual periods ending after December 15, 1997. The Company is required to restate all periods presented. The adoption of SFAS No. 128 by the Company did not have a material effect on earnings per share.

     SFAS 128 changes the manner in which earnings per share (EPS) amounts are calculated and presented. SFAS 128 greatly simplifies the computations and conforms the determination and presentation of EPS data with the standards of many other countries and with international accounting standards. Under the new rules, two EPS amounts are required: (1) basic EPS; and (2) diluted EPS.

     Basic EPS is simply the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

                                                             (000's except per share amounts)
                                                                 Year Ended December 31,
                                                                 -----------------------
                                                         1997              1996             1995
                                                         ----              ----             ----
Net income (loss)                                      $  (676)         $(11,407)       $ (48,903)
    Adjustments to net income (loss):
      Preferred stock dividends                            760               465               88
                                                      ---------         ---------        ----------
        Adjusted net income (loss) available to
          common shareholders                          $(1,436)         $(11,872)       $ (48,991)

Weighted average shares outstanding-
    Common shares outstanding at year end                8,163             7,907            7,826
    Adjustment factor for rights offering                1.022             1.022            1.022
                                                      ---------         ---------        ----------
    Adjusted shares                                      8,342             8,081            7,998

Basic EPS                                               $ (.17)          $ (1.47)         $ (6.12)
                                                        ======           =======          =======
Diluted EPS                                             $ (.17)          $ (1.47)         $ (6.12)
                                                        ======           =======          =======

     Restated EPS for the Effects of the Rights Offering. On December 30, 1997 the Company filed its prospectus and Form S-3 for a rights offering. The Company issued non-transferable rights to subscribe for up to 8,379,813 shares of the Company's Common Stock $.01 par value per share. Each holder of the Company's Common Stock was entitled to receive one Right for each share of Common Stock held on the Record Date of December 8, 1997. Each holder was entitled to purchase one additional share of Common Stock for each Right held. The Rights Offering expired on February 10, 1998 at 5:00 PM eastern time. A total of 3,912,936 shares were issued from the Rights Offering.

RESTATED EPS
------------
                             1997             1996              1995
                             ----             ----              ----
Basic EPS                  $ (.17)          $ (1.47)          $ (6.12)
Diluted EPS                $ (.17)          $ (1.47)          $ (6.12)

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. The significant estimates used by the Company in the accompanying consolidated financial statements primarily relate recoverability of deferred site development costs, waste processing and burial, deferred site maintenance, and commitments and contingencies as discussed in Notes 6, 7 and 13, respectively. Actual results could materially differ from the Company's estimates.

     Major Customers. Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $7,579,000 and $5,711,000, in 1997 and 1996, respectively, or 18% and 11% of the Company's consolidated revenues. No other single customer accounted for 10% or more of the Company's consolidated revenues for 1997, or 1996.

     Credit Risk Concentration. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Corporation's credit evaluation process. Typically, the Corporation has not required collateral for such obligations.

     Fair Value of Financial Instruments. The book values of investment securities, excluding investments in common and preferred stocks, receivables, accounts payable and financial instruments included in other assets and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. Investments in common and preferred stocks are stated at fair market values. The quoted market price was used to determine the fair market value of the investment in common stock and estimated market values were used to determine the fair market value of the investments in preferred stocks. The carrying value of long-term debt approximates fair value principally because of the interest rate terms set forth in the bank credit facility agreement.

     Reclassification. During 1997 management decided to reclassify certain costs previously reported as operating costs to selling, general, and administrative expense. The Company has reclassified insurance and depreciation expense previously recorded as operating costs to selling, general, and administrative expense for all years presented. Certain other operating site expenses for 1996 and 1995 that were previously classified as operating costs have been reclassified as selling, general, and administrative expenses. Management believes that these costs are more appropriately classified as selling, general, and administrative expenses than as operating costs.

     Special Charges. Please refer to Note 13, for the discussion on Houston 88. In this case the court judgment ordered American Ecology to pay $2,044,000. The full amount of this judgment has been accrued and accounted for in the financial statements at December 31, 1997. The Company has filed an appeal, but the outcome is unknown, and cannot be determined.

NOTE 3.  CASH AND INVESTMENT SECURITIES

     In the first quarter of 1997, the Company changed security brokers to Merrill Lynch Company. Merrill Lynch and Chase Bank of Texas now hold the securities and cash of the Company and the wholly owned subsidiary American Liability and Excess Insurance Company (ALEX). ALEX is a captive insurance company serving the Company's closure and post closure obligations in conjunction with the Company's insurance carrier. The pledged cash and investment securities represent collateral for these closure obligations, performance of remedial investigations and feasibility studies (RI/FS), and performance of corrective action at the closed Sheffield, Illinois facility, compliance with Texas Natural Resource Conservation Commission (TNRCC) requirements related to Texas Ecologists closure, closure for USE at the Beatty, Nevada facility, and test borings at the proposed Nebraska and California facilities, and settlement with waste generators at USE's Richland, Washington facility, and various performance bonds. The investment mix was changed from primarily preferred stocks to a combination of preferred stocks, treasury bond futures, bonds, and money market securities. Costs of all securities held by the Company are determined using a specific identification method.

     Cash and investment securities at December 31, 1997 and 1996, were as follows (in thousands):

December 31, 1997
                                                      Market       Unrealized
                                        Costs         Value        Gain/(Loss)
                                  -------------    ------------    -----------
Cash and cash equivalents         $       3,484    $      3,484     $     --
Trading securities                        6,243           6,781            538
Securities held-to-maturity               4,388           4,388           --
                                  -------------    ------------     ----------
                                  $      14,115    $     14,653     $      538
                                  =============    ============     ==========

December 31, 1996

Cash and cash equivalents         $         788    $        788     $     --
Trading securities                        7,573           7,576              3
Securities held-to-maturity               7,383           7,383           --
Securities available for sale             1,719           1,242           (477)
                                  -------------    ------------     -----------
                                  $      17,463    $     16,989     $     (474)
                                  =============    ============     ===========

     Investments in securities available-for-sale consisted of common stock of Perma-Fix, Inc. which had an original cost value of $1,719,000, fair value of $1,242,000 and a gross unrealized holding loss of $477,000 at December 31, 1996. The change in net unrealized holding loss on securities available-for-sale was $477,000, which was included as a separate component of shareholders' equity during the period ending 1996. In 1997 proceeds of $1,660,000 received on sales of securities available-for-sale during 1997 resulted in realized losses of $59,000. In 1997 and 1996, investment securities held to maturity were purchased and held, there were no gains or losses realized. In 1995, proceeds of $214,000 received on sales of securities classified available-for-sale resulted in realized losses of $101,000.

     The change in net unrealized holding gains on trading securities was $503,000 in 1997 and $115,000 in 1996 each of which has been included in earnings. Investments in securities held-to-maturity mature over various dates during 1998 and are reported at their amortized cost basis, which approximates fair value at December 31, 1997. Investments in securities held-to-maturity at December 31, 1997 and 1996, consisted of the following (in thousands):

                                                 1997                 1996
                                                 ----                 ----

U.S. Government securities                  $   4,147            $   7,156
Certificates of deposit                            83                   69
Money market accounts and other                   158                  158
                                           ----------           ----------
                                            $   4,388            $   7,383
                                           ==========           ==========

     Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $14,287,000, and $16,394,000 at December 31, 1997 and 1996, respectively, have been classified as non-current assets as cash and investment securities, pledged. The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996, was as follows (in thousands):

                                                                           1997              1996
                                                                           ----              ----
Land                                                                     $ 1,819          $ 1,819
Cell development costs                                                    11,035           10,540
Buildings and improvements                                                 7,531            6,425
Decontamination and processing equipment                                   1,143            2,155
Vehicles and other equipment                                              18,624           17,944
                                                                        --------          -------
                                                                          40,152           38,883
Less: Accumulated depletion, depreciation and amortization               (27,148)         (24,628)
                                                                        --------          -------
                                                                         $13,004          $14,255
                                                                        ========          =======

     Depreciation expense was $2,637,000, $4,798,000, and $6,530,000 for 1997,
1996, and 1995, respectively.

NOTE 5.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. The Company adopted this statement during 1995 in conjunction with recording a substantial writedown of goodwill and certain property and equipment. There were no impairments in 1997. The Company has made a complete evaluation of assets every year since 1995, and applied the accounting rules of FASB 121 in 1995, 1996 and 1997. The impairment in 1996 was for the Winona, Texas facility when the Company determined operations were to be discontinued.

                                                                         1997              1996              1995
                                                                         ----              ----              ----
Writedown of the carrying amount of goodwill resulting from
  the acquisition of the Recycle Center                           $        --       $        --        $   22,165

Writedown of the carrying amount of goodwill resulting from
  the acquisition of Waste Processor Industries, Inc.                      --                --             5,744

Writedown of the plant assets carrying value,
  permits and estimated site closure cost                                  --             7,451                --

Writedown of the carrying amount of goodwill resulting from
  the acquisition of the Winona facility                                   --                --             3,458

Writedown of property and equipment at the Winona facility                 --                --             1,681
                                                                  --------------    -----------        ----------

  Total impairment losses                                         $        --       $     7,451        $   33,048
                                                                  ==============    ===========        ==========

     The circumstances that led to the impairment losses included an accumulation of costs significantly in excess of the amount of acquisition costs. Contributing factors in 1996, and 1995, included operating and cash flow losses and the Company's inability to achieve the operating results that were anticipated prior to the respective acquisitions. Changes in the marketplace and competitive situations in certain service lines, particularly at the Recycle Center and the Winona facility, contributed to the Company's inability to achieve anticipated operating results.

NOTE 6.  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1997 and 1996 were as follows (in thousands):


                                             1997                1996
                                             ----                ----
 Waste processing and burial            $    5,567         $    6,240
 State disposal fees and taxes               1,360              2,359
 Regulated rate settlements                  1,238              1,643
 Compensation costs                            680              1,010
 Deferred revenue                              948                674
 Houston office 88 lease                     2,044                621
 Other                                       2,030              2,273
 Preferred stock dividends                     934                556
                                        ----------         ----------
                                        $   14,801         $   15,376
                                        ==========         ==========

     In September 1997, the Company conducted a complete physical inventory of all wastes on site and reconciled the results with the historical automated waste tracking data system. The inventory included all aspects of the costs to process and remove waste from the facility. The re-evaluation resulted in a recorded liability of $5,567,000. The Company continues to evaluate alternative methods of treatment and disposal which may be less costly but would still comply with state and federal regulations. However, it is believed there is an adequate accrual reserved in the event less costly alternatives are not available.

     In 1996, the Company proposed, and the Tennessee Division of Radiological Health approved, a schedule to remove all legacy waste from the site by the end of 1997. Due to financial limitations, the Company was unable to remove all of the waste on schedule. However, in addition to the physical waste inventory mentioned above, the Company hired a full time waste inventory manager, retained a full time consultant to improve and expand waste handling service lines, acquired or transferred equipment to improve waste handling, began processing waste waters consistently, eliminated 21,000 cubic feet of waste soil, and shipped wastes to a Utah disposal facility. These base line improvements should improve the Company's ability to dispose of legacy waste and manage future wastes more efficiently. Based on that, the Company met with the Tennessee Division of Radiological Health and submitted a new draft proposal for disposition of the legacy wastes which the Division is currently reviewing. Preliminary indications are the Division will not take enforcement action against the facility and will continue to work with the Company to resolve the problem.

NOTE 7.  DEFERRED SITE MAINTENANCE

     Deferred site maintenance accruals at December 31, 1997 and 1996 were as follows (in thousands):


                                                            1997        1996
                                                            ----        ----

Accrued costs associated with open facilities             $ 9,585     $12,214
Accrued costs associated with closed facilities            11,594      10,658
                                                           ------      ------
    Sub-total                                              21,179      22,872
Less: current portion                                      (2,842)     (3,024)
                                                           ------      ------
Deferred site maintenance, excluding current portion      $18,337      19,848
                                                           ======      ======

     Deferred site maintenance includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The Company generally provides accruals for the estimated costs of closures and post-closures monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.

     The portion of these obligations expected to be spent within the following twelve month period is classified as current.

     Accrued costs associated with open facilities principally relate to closure and post-closure for the permitted and developed portion of the Robstown, Texas facility, groundwater contamination remediation at the Robstown, Texas facility, and to capping of active cells at the chemical waste disposal facilities in Robstown, Texas and Beatty, Nevada and the LLRW facility in Richland, Washington. The Company is in process of re-permitting the Robstown facility to include development of an additional portion of the site. The Company's current estimate of the Robstown site's closure and post-closure costs of $5,509,000 includes the closure and post closure costs for the portions of the site now open and either filled or in use at this time. The estimated additional cell capping costs to be expensed over the remaining developed cell space at the Company's disposal facilities was approximately $1,213,000 at December 31, 1997.

     The Company is in the process of addressing corrective action plans at the Robstown, Texas site. A 1978 analysis showed the presence of chemical contamination in the shallow, non-potable aquifer underlying the site. The Company operates a deep-injection well for the disposal of contaminated groundwater and leachate generated at the facility. The Company has recorded an accrual ($1,733,000 balance at December 31, 1997) for the estimated costs of the groundwater remediation program based upon a compliance plan agreed to with the state's regulatory authority in 1992. Based on the results obtained from the compliance monitoring plan, the contamination levels in the surficial water bearing zone are decreasing. The plume is still contained within the property boundaries of the Robstown facility. The Company is proposing a modification plan which will enhance environmental protection and substantially mitigate future groundwater remediation costs. This plan is currently being analyzed by the regulating agency.

     Even though the Winona facility is closed, it has on-site, underground chemical contamination for which the facility developed a corrective action plan that is still ongoing. Groundwater is recovered and disposed of in the facility's deep-injection well. The current estimated cost of the remediation of $797,000 is included in the Company's deferred site maintenance accruals at December 31, 1997.

     In November 1997, the Texas Natural Resource Conservation Commission (TNRCC), considered the oral report, and after proper notice, and consideration, accepted the request and the Agreed Order was entered in a matter of public record on November 21, 1997 for the closure of the American Ecology Environmental Services Corporation facility at Winona, Texas. This facility will be closed under the regulations of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and any other applicable state and federal regulations.

     As part of the technical requirement to the Agreed Order, the Company is required to provide financial assurance. Financial assurance is provided for the closure of the AEESC Winona facility in the amount of $1,318,478. This amount will not be reduced until closure, corrective action and post-closure care have been completed. The Company believes that this will be completed by the year 2001.

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

     Accrued costs associated with closed facilities relate to remediation, closure and post-closure of the Sheffield, Illinois chemical facility and maintenance of the Sheffield LLRW facility and the groundwater contamination remediation at the Winona, Texas facility.

     The Company is in the process of remediating the closed chemical waste disposal facility in Sheffield, Illinois under a final corrective measures implementation plan issued by the U.S. EPA in 1990 pursuant to the Remedial Investigation and Feasibility Study completed by the Company. The Company has submitted for approval a closure/post-closure plan for the site to the Illinois EPA and to the U.S. EPA. The plan has not been approved by the agencies pending further implementation of the RI/FS. The estimated term of the closure plan combined with the required thirty years post-closure monitoring is forty years. As of December 31, 1997, the Company had accrued

$9,479,000 for estimated plan costs. This estimate is based on the current plan and the estimate may vary materially based on the provisions of the approved plan. Additionally, the Company is maintaining until 1998 a closed LLRW disposal facility adjacent to the closed chemical waste disposal facility pursuant to a May 25, 1988 Agreed Order with the State of Illinois. The estimated costs of the remediation and closure program, maintenance and post-closure monitoring of the LLRW facility with the expected timing of future payments at December 31, 1997 includes $28,000 for 1998.

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

NOTE 8.  REVOLVING CREDIT LOAN AND LONG TERM DEBT

     Long term debt at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                      1997            1996
                                                      ----            ----

  Secured bank credit facility                      $39,257          $36,116
  Capital lease obligations and other                   726              589
                                                    -------          -------
                                                     39,983           36,705
  Less: Current maturities                             (111)            (503)
                                                    -------          -------
  Long term debt                                    $39,872          $36,202
                                                    =======          =======

     Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

            Year Ended
           December 31,
           ------------
               1998                        $       111
               1999                              5,119
               2000                             34,352
               2001                                401
                                            ----------
               Total                        $   39,983
                                            ==========

     On October 31, 1996 the Company renegotiated its prior bank debt under the terms of a Third Amended and Restated Credit Agreement ("Credit Agreement"). Those terms, subject to satisfaction of certain conditions, extend the maturity of the Company's existing bank debt to December 31, 2000 (the maturity date). Interest on this debt will accrue at a rate of 7 percent through 1998. Thereafter, interest is to be paid quarterly at the rate of 10 percent or prime, whichever is greater. Principal repayments will commence on December 31, 1999 with $5,000,000 due on that date and quarterly payments of $250,000 thereafter. The total debt balance remaining at the maturity date will be due and payable on that date. No further amendments have been made to this Credit Agreement.

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

     At December 31, 1997 the outstanding balance of the Term Loan was $39,257,562. Interest accrued at 7 percent in the amount of $4,288,346 was capitalized into the Term Loan. Additionally, interest accrued at an incremental rate of 3 percent on the entire amount of the debt outstanding since October 31, 1996 amounted to $1,284,185 at December 31, 1997.

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

     At December 31, 1997 the Company had issued letters of credit with an outstanding face value of $5,017,000, including $1,842,000 issued under the bank credit facility, of which the most significant relate to site operating permits for the Company's sites. The issued letters of credit are secured by cash and investment securities. The Company is required to pay fees ranging from 1/2 of one percent to one percent on letters of credit drawn. The letters of credit expire no more than one year after December 31, 1998.

     Based on the final financial results for 1997, and for the months of January and February 1998, the Company was in default of certain of its bank covenants, as described in the Third Amended and Restated Credit Agreement, as of December 31, 1997 and for the periods ended January and February 1998. The following defaults were:

     Section 7.01(a) Financial Statements: Submit monthly financial statements within 15 business days of the end of each month.

     Section 7.01(c) Borrowing Base Certificate & A/R and A/P Summary Schedules:
Submit Borrowing Base Certificates and a summary report of all Receivables and Payables within 15 business days of the end of each month.

     Section 8.08 Minimum EBITDA: Maintain Consolidated EBITDA on the last day of each calendar quarter in 1997 and 1998 to be $500,000 and $1,000,000 or more, respectively, and on the last day of each month in 1998 to be $250,000 or more.

  The following occurred at:

  December 31, 1997        $1,438,000 in default of quarterly bank covenant
  January 31, 1998         $   65,000 in default of monthly bank covenant
  February 28, 1998        $  299,000 in default of monthly bank covenant

     Section 8.09 Minimum Net Worth: Maintain a minimum net worth of $11,380,000 in 1997 and $13,380,000 in 1998.

   The following occurred at:

   January 31, 1998      $   69,000 in default of monthly bank covenant

     The Company received a waiver from its bank for all of the defaults in covenant provisions, through March 25, 1998. The Company continues to be unsure about its future financial position and can not assert that it will not be in default of certain covenant provisions again in the future.


NOTE 9.  PREFERRED STOCK

     In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") in a private offering to four of its directors for $3,000,000 in cash. The Series E bore an 11.25% annual dividend, paid quarterly in shares of the Company's common stock. The Series E was issued to fulfill a requirement of the Third Amended and Restated Credit Agreement with Chase Bank of Texas ("Bank Agreement") to raise $3 million of new equity by year-end 1996. There were no voting rights or powers attached to this 11.25% Series E Preferred Stock.

     On December 30, 1997 the Company registered with the Securities and Exchange Commission, a shareholder rights offering to each of its shareholders as of December 8, 1997 affording each shareholder the right to purchase one share of the Company's common stock for $1.00 for each share they owned on December 8, 1997. The shareholder rights offering fulfilled a requirement of the Bank Agreement that the Company use its "best efforts" to raise an additional $2 million of new equity in 1997. The shareholder rights offering concluded on February 10, 1998.

     The Company sold 3,912,936 shares of its common stock in the rights offering; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E Designation Certificate. As a result of the rights offering and Series E conversion, the Company now has approximately 13,498,429 shares of common stock outstanding at March 26, 1998.

     In September 1995, the Board of Directors of the Company authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. During September through December 1995, the Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the Company's directors ("the Investing Group") and received cash proceeds of $4,759,000 which is net of offering expenses of $101,000 and $140,000 in settlement of liabilities to two members of the Investing Group. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Accrued unpaid dividends totaled $934,000 and $514,000 at December 31, 1997 and 1996, respectively. The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed to be de minimus.

NOTE 10.  INCOME TAXES

     The components of the income tax provision (benefit) were as follows (in thousands):

                                           Year Ended December 31,
                                  1997               1996                1995
                                  ----               ----                ----
Current  -  Federal             $  --             $ (1,552)           $ (6,061)
         -  State                  132                  35                (170)
                               -------            --------            --------
                                   132              (1,517)             (6,231)
                               -------            --------            --------

Deferred  -  Federal               --                  --                  816
                               -------            --------            --------
                                $  132            $ (1,517)           $ (5,415)
                               =======            ========            ========

     The following is a reconciliation between the effective income tax (benefit) rate and the applicable statutory federal income tax (benefit) rate:

                                                                  Year Ended December 31,
                                                        1997              1996               1995
                                                        ----              ----               ----
Income tax (benefit) - statutory rate                  (34.0)%             (34.0)%           (34.0)%

State income taxes, net of federal tax benefit            --                  --               (.3)

Dividend income excluded from taxable income              --                  --               (.1)

Non-deductible goodwill amortization                      --                  --                5.3

Valuation allowance for deferred tax assets             26.2                14.9               18.0

Tax refund                                                --                 5.7                 --

Other, net                                               7.8                 1.4                1.1
                                                     -------             -------            -------

           Total effective tax (benefit) rate             --%              (12.0)%            (10.0)%
                                                     =======             =======            =======

     The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                                  January 1,       Deferred         December 31,
                                                   1997            Provision            1997
                                                   ----            ---------            ----
Deferred tax assets:
Environmental compliance and
    other site related costs,
    principally due to accruals for
    financial reporting purposes                 $ 8,307            $  (668)          $   7,639
Depreciation and amortization                      8,365             (1,245)              7,120
Net operating loss carryforward                    7,145              3,197              10,342
Other                                                891               (179)                712
                                                --------            -------           ---------

Total gross deferred tax assets                   24,708              1,105              25,813
Less valuation allowance                         (20,388)               257             (20,131)
                                                --------            -------           ---------
Net deferred tax assets                            4,320              1,362               5,682
                                                --------            -------           ---------

Deferred tax liabilities:
Site development costs                            (2,042)                98              (1,944)
Other                                             (2,278)            (1,460)             (3,738)
                                                --------            -------           ---------

Total gross deferred tax liabilities              (4,320)            (1,362)             (5,682)
                                                --------            -------           ---------

Net deferred tax assets                         $     --            $    --           $      --
                                                ========            =======           =========

     The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $30,418,000 at December 31, 1997, begins to expire in the year 2006. Of this carryforward, $2,744,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carryforward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $1,079,000 in 2007 and $872,000 in 2008. The remaining unrestricted net operating loss carryforward expires $4,680,000 in 2010, $12,315,000 in 2011 and $10,679,000 in 2012. The Company's federal income tax returns and amended federal income tax returns to report net operating loss carrybacks are currently under examination. As of December 31, 1997, certain refunds claimed had not been received and $740,000 is reflected as income taxes receivable.

NOTE 11.  EMPLOYEE'S BENEFIT PLANS

     401(k) Plan. The Company maintains a 401(k) plan for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. Effective November 20, 1996 the 401(k) plan was merged with the Retirement Plan to form a single plan called The American Ecology Corporation 401(k) Savings Plan.

     The 401(k) Savings Plan was amended and reinstated in its entirety. The Plan covers substantially all of the Company's employees after one full year of employment. Participants may contribute a percentage of salary up to the IRS limits. The Company's contribution matches 55% of participant contributions up to 6% of deferred compensation.

     The Company contributions for the 401(k) plan were $147,000, $269,000, and $829,000 for 1997, 1996 and 1995. The Company has no post-retirement or post-employment benefit plan.

     Retirement Plan. The Company's defined contribution retirement plan (the
Plan) was amended effective December 31, 1995. The amendment changes provided for employees not earning a benefit or having new eligibility to participate, and no Company contributions are being made. Prior to December 31, 1995, the Plan covered all full-time employees of the Company hired in a job category which would result in 1,000 hours of service during any consecutive 12-month period and who had attained the age of 21. The Company made basic contributions equal to 5% of compensation below the prior year's FICA wage base plus a contribution equal to 10% of compensation above the prior year's FICA wage base, and a past service contribution as defines.

NOTE 12.  STOCK OPTION PLANS

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

     The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company has recorded no compensation cost for 1997, 1996, and 1995. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 1997, 1996, and 1995 net loss would have been increased pro forma by $493,603, $49,118, and $683,375. Basic loss per share would have increased $.06, $.01, and $.09 for 1997, 1996, and 1995, respectively. Diluted loss per share would have been the same as basic loss per share as the common stock equivalents are anti-dilutive. The FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.





     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995:

                                                        1997                1996               1995
                                                        ----                ----               ----
Expected volatility                                          137%                 --                 94%
Risk-free interest rates                                     6.0%                 --                6.0%
Expected lives                                           3 years                  --          6.5 years
Dividend yield                                                 0%                 --                  0%
Weighted-average fair value of options granted
     during the year (Black-Scholes)                   $    1.38                  --         $     3.28

Under option:
Options outstanding, beginning of year                   542,600           1,186,600            691,950
Granted                                                  340,000                  --            706,000
Exercised                                                (97,500)                 --             (6,800)
Canceled                                                 (68,450)           (644,000)          (204,550)
                                                       ---------          ----------         ----------
Options outstanding, end of year                         716,650             542,600          1,186,600
                                                       =========          ==========         ==========

Price range per share of outstanding options           $    1.00-         $     4.00-        $     4.00-
                                                       $   14.75          $    14.75         $    14.75
                                                       =========          ==========         ==========

Price range per share of options exercised             $    1.25-         $       --         $     2.79
                                                       $    2.00          $       --         $     2.79
                                                       =========          ==========         ==========

Price range per share of options canceled              $    5.50-             $ 4.62-        $     6.38-
                                                       $   14.25          $    14.25         $    14.75
                                                       =========          ==========         ==========

Options exercisable at end of year                       609,320             417,070            721,340
                                                       =========          ==========         ==========

Options available for future grant at end of year        733,350           1,073,350          1,073,350
                                                       =========          ==========         ==========

NOTE 13.  COMMITMENTS AND CONTINGENCIES

     The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates, or, of laws and regulations to which its operations are subject, or, are the result of different interpretations of the applicable requirements.

     In addition to the litigation described below, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

     While the final resolution of any matter may have an impact on the Company's consolidated financial results, management has chosen a conservation position and accrued a liability of approximately $3,000,000. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters described below, will not have a material adverse effect on the operations or financial condition of the Company.

GENERAL LITIGATION

VIRGIE ADAMS, ET AL V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET AL, CAUSE NO. 236-165224-6, TARRANT COUNTY, TEXAS DISTRICT COURT. On August 30, 1996, Plaintiffs amended their August 6 complaint naming over 677 additional plaintiffs and 87 defendants, including the Company, several of its subsidiaries and customers of its former Winona, Texas facility. The Plaintiffs are seeking damages, punitive damages and pre- and post-judgment interest based on claims of negligence, negligence as a matter of law, fraudulent concealment, assault and battery, intentional infliction of emotional distress, res ipsa loquiter and intentional tort. Plaintiffs allege the Company "...failed to handle, treat, store, blend, inject, and otherwise dispose of extremely hazardous and highly toxic substances in a manner...constitut(ing)...compliance with basic health, safety and environmental standards." The Company believes it conducted its operations in accordance with applicable laws and regulations, that the lawsuit is without merit and intends to vigorously defend the action. The Company's insurance carrier is defending this matter. The case is currently stayed pending the issuance of a scheduling order.


HOUSTON OFFICE 88, INC. V. AMERICAN ECOLOGY CORPORATION V. ALTRA ENERGY TECHNOLOGIES, L.L.C. , DISTRICT COURT OF HARRIS COUNTY, TEXAS, CASE NO. 96-47050. Plaintiff in this matter is the landlord of the former corporate headquarters for the Company. The suit was based upon the Company's vacation of lease premises prior to lease termination. The Plaintiff/landlord sought $52,543 per month in rent, escalations, parking and sales tax on parking for the period beginning July 1, 1996. The lease termination date is December 7, 2002.

On January 13, 1998, the court granted a motion for summary judgment in favor of Houston Office 88 in the amount of $2,044,346 and against the Company on its counterclaims. Although presently an interlocutory order, Houston Office 88 has moved to sever its claim against the Company, which, if granted, will make the judgment final. The Company plans to file a motion to set the judgment aside and, if denied, plans to file an appeal.

The Company filed a third-party complaint against Altra Energy for failure to consummate a sublease agreement. The court also granted a summary judgment against the Company and in favor of Altra Energy Technologies, L.L.C. on the Company's third-party claims against Altra. The Company's motion to set such judgment aside has been denied. The Company plans to file an appeal.



AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET AL V. MILDRED KRUEGER, ET AL,
U. S. DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, CIVIL ACTION NO. 3-96-CV-2670-D. The Company and two of its subsidiaries, American Ecology Environmental Services Corporation (AEESC) and US Ecology Corporation
(USE), filed suit in the U.S. District Court for the Northern District of Texas against the Defendants seeking an award of actual and punitive damages proven at trial and treble damages, costs and attorneys fees as allowed under the federal racketeering statutes and for appropriate injunctive relief including an order compelling Defendants to cease their improper activities, retract their defamatory statements and to refrain from similar improper activities. The Complaint alleges that the Defendants: violated the Racketeer Influenced and Corrupt Organization Act (RICO) statute, defamed AEESC, USE and the Company through various publications and statements; tortuously interfered with existing contractual rights and prospective business relations of AEESC, USE and the Company; disparaged the businesses of AEESC, USE and AEC; engaged in a civil conspiracy for improper purposes to cause the closure of AEESC's Winona, Texas facility; and abused both the administrative and judicial processes within Texas. The case is based on the activities of Phyllis Glazer and a non-profit corporation organized by Glazer, her husband, mother, and Glazer's Wholesale Drug Company, Inc. (dba Glazer Distributors), all of whom are defendants. The action alleges that Defendants fraudulently sought to deprive Plaintiffs of their property by publishing misleading and defamatory statements about Plaintiffs and their business operations, and that the Defendants have conspired among themselves to force the closure of the Winona facility for their own pecuniary gain by engaging in a pattern of maliciously disseminating clearly false and defamatory statements concerning the Plaintiffs' businesses and by repeatedly abusing judicial proceedings solely for the purpose of damaging the reputation and financial health of Plaintiffs. Defendants have answered the complaint denying liability and counter-claiming for damages for abuse of process, alleging Plaintiffs have attempted to deny Defendants' right of free speech. M.O.S.E.S., a non-profit corporation, claims actual and punitive damages in excess of $1,000,000 based on alleged reputational damage, reduced income (in the form of reduced contributions) and costs of legal representation. Notwithstanding its decision to close the Winona facility, the Company intends to vigorously prosecute this case to its conclusion. Extensive discovery by both the Company and the Defendants is ongoing in preparation for trial, currently scheduled for August 1998.



BOSTON EDISON COMPANY V. US ECOLOGY, INC., U.S. DISTRICT COURT FOR MASSACHUSETTS, CIVIL ACTION NO. 95-12173. In October 1995, Boston Edison filed a complaint against US Ecology, a subsidiary of the Company, in the U.S. District Court of Massachusetts alleging claims related to various costs arising out of the shipping and burial of waste materials at the Maxey Flats Nuclear Disposal Site. US Ecology had entered into a series of contracts with Boston Edison to provide radioactive waste disposal services at this site. Boston Edison claimed that US Ecology breached the contracts by failing to indemnify Boston Edison for its costs. Boston Edison also alleged that US Ecology committed unfair and deceptive trade practices in Massachusetts by not indemnifying Boston Edison. Finally, Boston Edison sought a declaratory judgment that would set forth the contractual rights and liabilities of the parties. Boston Edison claimed $600,000 in past and future costs for the alleged breach of the contracts, trebled under the Massachusetts Deceptive Trade Practices Act. US Ecology successfully moved the case from Massachusetts to federal court in Kentucky.

On February 23, 1998, US Ecology and Boston Edison agreed to a full a complete settlement of this litigation. US Ecology agreed to pay Boston Edison specified annual payments of $25,000, $25,000, $40,000, $40,000 and $200,000 beginning
September 1, 1998 and ending September 1, 2002, plus $100,000 after the first anniversary of operations at the Company's planned Ward Valley facility, if it is opened.


JAMES D. MONCRIEF, ET AL V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, DISTRICT COURT OF SMITH COUNTY, TEXAS, CIVIL ACTION NO. 92-1942-C. MARIAN STEICH, ET AL
V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, DISTRICT COURT OF SMITH COUNTY, TEXAS, CIVIL ACTION NO. 93-054309. MICHAEL WILLIAMS, ET AL V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, DISTRICT COURT OF SMITH COUNTY, TEXAS, CIVIL ACTION NO. 93-2304-C. TANGEE E. DANIELS, ET AL V. ATRIUM DOORS AND WINDOWS, INC., ET AL, DISTRICT COURT OF DALLAS COUNTY, TEXAS, CIVIL ACTION NO. 95-091459-L. Each of the above-identified cases, together with the Adams case discussed above, involve AEESC, a subsidiary of the Company, and its Winona, Texas facility. As discussed elsewhere herein, AEESC has decided to close that facility permanently. Each of these cases seeks unspecified damages for various causes of action, including trespass, nuisance, negligence, gross negligence, and in some cases, fraudulent concealment and fraud. The Plaintiffs claim that they suffered personal injuries and property devaluation as a result of alleged releases of toxic or harmful chemical substances into the environment from the facility. With respect to each of the cases, the Company believes it has conducted its operations in accordance with applicable laws and regulations, that each of the lawsuits is without merit and intends to vigorously defend each. In the Moncrief, Steich, Williams and Daniels cases, AEESC is relying upon its predecessor parent corporation's insurance coverage for defense and indemnity purposes. The Moncrief case was tried to a jury in October 1996. The jury awarded damages in the amount of $18,000 on the Plaintiffs' nuisance claim only. Plaintiffs appealed the verdict requesting a new trial. The Williams case was dismissed with prejudice by the trial court May 12, 1997 because Plaintiffs failed to file affidavits identifying injuries and causes suffered as required by the Court's Case Management Order. Plaintiffs' motion for a new trial was denied. Plaintiffs have appealed. Defendants are similarly seeking dismissal of the Daniels case based on the inadequacy of the affidavits filed in that case under a similar Case Management Order. The Court has not yet ruled on Defendants' motion, and the case is currently stayed. The Court ordered the parties in the Steich case to mediation, which settled on January 27, 1998 for payment of $350,000 to plaintiffs by the Company's predecessor's insurance company.


PERKINS COIE V. AMERICAN ECOLOGY CORPORATION, SUPERIOR COURT, KING COUNTY WASHINGTON, CASE NO. 97-2-30472-5SEA. This is an action to collect an alleged balance due for legal services provided to American Ecology and its subsidiaries between 1993 and 1997 allegedly in the amount of $669,987, including interest. An answer to the complaint has been filed and discovery has commenced. The

Company intends to defend the action on the basis of certain legal defenses and to negotiate a structured settlement, if possible. Trial is set for June, 1999. In the event of an adverse outcome, management does not believe there would be a material adverse impact in the Company's earnings.

PEOPLE OF THE STATE OF ILLINOIS EX REL. JAMES E. RYAN, ATTORNEY GENERAL AND THOMAS W. ORTCIGER, DIRECTOR OF THE ILLINOIS DEPARTMENT OF NUCLEAR SAFETY V. AMERICAN ECOLOGY CORPORATION AND US ECOLOGY, INC., CASE NO. 97MR30. On November 3, 1997, the State of Illinois sued the Company and US Ecology in the Circuit Court of Bureau County, Illinois for failing to provide $2,000,000 in letters of credit as a financial assurance bond in regard to the Company's closed Sheffield, Illinois LLRW facility and to prevent the Company from transferring the site to the state as scheduled in May 1998. In 1988 the Company settled the long-standing litigation with the State of Illinois regarding this facility. In accordance with the settlement agreement, the Company has maintained the facility and paid to Illinois nearly $2,500,000 to be used for long term care of the facility after title is transferred to the state in May 1998. The settlement agreement also obligates the Company to provide a letter of credit in a decreasing amount, which is presently $123,000 to secure certain closure costs if the Company fails to meet certain financial tests relating to working capital, debt-equity ratio and net worth. The state claims that the Company has failed to meet some or all of these tests and that this letter of credit thus is required. The state has also claimed that a second letter of credit in the amount of $1,900,000 is also required because the financial covenants have not been met and that the provision of both letters of credit is a precondition to the state's acceptance of the site.

The Company has argued that it should not be required to provide the decreasing letter of credit since any failure to meet the financial covenants which may exist is likely to be temporary and the site is scheduled to be transferred to the state in May 1998 in any event. The Company offered to extend the Company's maintenance period for a limited time in lieu of providing this letter of credit, but this offer was rejected. The Company has asserted that the $1,900,000 letter of credit is only required when both (a) one or more of the environmental triggering events listed in the settlement agreement have occurred, and (b) the financial tests are not met. The state does not allege that any of these environmental triggering events has occurred, and the Company believes that the likelihood of such an event ever occurring is remote. Although the state has taken a contrary position, the Company believes that the settlement agreement clearly excludes the posting of the letters of credit as a condition of transfer of the facility and that the Company has performed all the conditions required for transfer. The Company expects to defend the lawsuit on the basis of these arguments. At this time it is not possible to predict the outcome of this matter.


ENVIRONMENTAL MATTERS

IN RE RAMP INDUSTRIES, INC. SITE (COLORADO), U.S. ENVIRONMENTAL PROTECTION AGENCY, DENVER, REGION 8. US Ecology responded to a CERCLA 104(e) Information Request in March 1996 sent by USEPA to numerous Potentially Responsible Parties ("PRP"). Thus far, US Ecology has not been formally named as a responsible party at the CERCLA site, but the EPA issued a preliminary finding of liability by US Ecology of $28,993 on September 8, 1997. Hazardous substances may have been sent by US Ecology to the site from the Company's former operations warehouse in Pleasanton, California. No determination as to ultimate liability can be made at this time and no formal action has been initiated beyond the information requests and preliminary determination of liability.


IN THE MATTER OF U.S. DEPARTMENT OF ENERGY, US ECOLOGY, INC., RCRA DOCKET NO. WA7 89000 8967. EPA issued Hazardous and Solid Waste Amendments to a Final RCRA Permit No. WA7 89000 8967, issued August 29, 1994 to the U.S. Department of Energy for the Hanford Federal Reservation, which purports to impose obligations on various parties, including, potentially, USE. USE has sought review of permit condition III.B., identifying certain disposal units operated by USE as Solid Waste Management Units subject to investigation and corrective action. USE also sought review of all other conditions of the HSWA portion of the permit, including definition "g" to the extent that it defines "facility" or "site" to include leased lands, and including Attachments A-F, to the extent that they set forth the requirements that would be applicable to the USE site. After negotiations with the EPA, the appeal was dismissed at the joint request of USE and the EPA, without prejudice to either party's right to reinstate the appeal if settlement is not achieved. USE and the Washington Department of Ecology have contractually agreed to investigate the integrity of the site to determine whether and what remedial action, if any, is appropriate. The Company anticipates gathering the requisite data in 1998. At this time it is not possible to predict the outcome of this matter.

OTHER MATERIAL LITIGATION

     The following two cases, in which one of the Company's principal subsidiaries is a plaintiff against the United States, are not required to be reported under the Securities and Exchange Commission regulations, but we have chosen to do so because of the potential significant impact one or more favorable results would have on the Company's Ward Valley project.

US ECOLOGY, INC. V. UNITED STATES OF AMERICA, UNITED STATES COURT OF FEDERAL CLAIMS, CASE NO. 97-65C. This case, commenced on January 30, 1997, by US Ecology is against the United States of America for breach of a contract to sell 1,000 acres of federal land located in Ward Valley, California to the State of California. California granted US Ecology a license to construct and operate a regional low-level radioactive waste disposal facility at the Ward Valley site. US Ecology is seeking damages in the amount of approximately $73,100,000 for its past costs expended and unspecified future lost profits, lost opportunity costs, lawful interest and costs incurred in the action. The first claim for relief is breach of an express contract which arose when the Secretary of Interior made a determination that all requirements under federal law and regulation necessary prior to the land transfer had been met and the United States accepted payment of the purchase price for the land in January 1993. Subsequently, a different Secretary of Interior refused to complete the transaction and continues to refuse to convey the land to California. US Ecology is a third-party beneficiary of the contract because it was chosen to operate the facility. The second claim for relief is breach of a contract which, by law, may be implied from the United States having induced US Ecology to incur substantial costs, when US Ecology was led to believe the United States would act fairly and honestly in conducting requisite reviews, in granting approval of the transfer, and in conveying title to the land upon completion of the review process in accordance with federal law and regulation. Since 1988 the United States has made a number of determinations regarding the sites' suitability for sale and subsequent use as a LLRW disposal facility site. Notwithstanding those determinations, the United States refused and continues to refuse to transfer title of the land to California so the facility can be constructed. US Ecology intends to aggressively pursue its damage claims in this matter. Cross motions for summary judgment were argued February 3, 1998. The Court's decision as to the existence and breach of contract and third party beneficiary status of US Ecology is expected within the first half of 1998.

US ECOLOGY, INC. V. U.S. DEPARTMENT OF THE INTERIOR, ET AL, U.S. DISTRICT COURT, DISTRICT OF COLUMBIA, CASE NO. 1:97CV00365. This case, commenced on February 24, 1997, is based on the same operative facts as those of the breach of contract claims brought in the U.S. Court of Federal Claims by US Ecology. This complaint is similar to that brought by the California Department of Health Services against Bruce Babbitt, Secretary of Interior, the U.S. Department of the Interior and the U.S. Bureau of Land Management. US Ecology seeks relief in the form of a writ of mandamus compelling the Secretary of Interior to convey title to the land at Ward Valley, California to California, in accordance with the lawful determinations made by his predecessor in office. Additionally, US Ecology is seeking judgment against the Defendants that their purported rescission of the prior Secretary's decision and their continuing failure to deliver title to the land is unlawful, arbitrary, an abuse of discretion and beyond their statutory authority and that therefore their actions hindering and delaying the transfer should be set aside, including a decision to engage in a Supplemental Environmental Impact Statement.

NOTE 14.  SUBSEQUENT EVENT

     On December 30, 1997 the Company registered with the Securities and Exchange Commission, a shareholder rights offering to each of its shareholders as of December 8, 1997 affording each shareholder the right to purchase one share of the Company's common stock for $1.00 for each share they owned on December 8, 1997. The shareholder rights offering fulfilled a requirement of the Bank Agreement that the Company use its "best efforts" to raise an additional $2 million of new equity in 1997. The shareholder rights offering concluded on February 10, 1998.

     The Company sold 3,912,936 shares of its common stock in the rights offering; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E

Designation Certificate. As a result of the rights offering and Series E conversion, the Company now has approximately 13,498,429 shares of common stock outstanding at March 26, 1998.

     The Company considers the rights offering and Series E preferred issuance to have been a success in that $5.0 million of new equity was raised by the Company. That success fulfilled integral covenants in the Company's 1996 restructured Bank Agreement.

     The $2.0 million of equity received by the Company from the rights offering was employed as working capital to reduce the Company's accounts payable in February 1998. While the outstanding accounts payable reduction improved the Company's balance sheet position, it is still difficult for the Company to meet its obligations as they become due. In the event the Company's business plan objectives are not met or alternative financing obtained, there can be no assurance that the Company will be able to meet its obligations as they become due or obtain forebearance from the bank.

     A description for the retirement of Series E preferred stock is in Note 9.

NOTE 15. LEASES

     The Company leases equipment, land, and buildings. The leases, which expire between December 1993 and December 2005 are classified as operating leases. There are no significant renewal or purchase options or escalation clauses.

     The future minimum payments by fiscal year under noncancellable operating lease agreements at December 31, 1997 were:

          1998                                    $201,000
          1999                                      96,000
          2000                                      61,000
          2001                                      61,000
          2002                                      61,000
          Thereafter                               183,000
                                                  --------
          Total                                   $672,000
                                                  ========

     Rental expenses were:

                               1997        1996        1995
                            ----------  ----------  ----------
          Rental expense    $1,108,000  $1,751,000  $2,224,000

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (A)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

              1. Financial statements and reports of Balukoff, Lindstrom & Co., P.A. and Arthur Andersen LLP
                     Independent Auditors' Report
                     Reports of Independent Auditors
                     Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended
                         December 31, 1997, 1996 and 1995
                     Consolidated Statements of Shareholders' Equity for the
                       years ended December 31, 1997, 1996 and 1995
                     Consolidated Statements of Cash Flows for the years ended
                        December 31, 1997, 1996 and 1995
                     Notes to Consolidated Financial Statements

              2.  Financial statement schedules

                      Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

              3.  Exhibits

                                                                                   Incorporated by
Exhibit                                                                            Reference from
   No.                      Description                                             Registrant's
-------                     -----------                                            --------------
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

   10.6    State of Washington Radioactive Materials License issued to US         1986 Form 10-K
           Ecology, Inc. dated January 21, 1987


Exhibit                                                                            Reference from
   No.                      Description                                             Registrant's
-------                     -----------                                            --------------

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


                                                                                   Incorporated by
Exhibit                                                                            Reference from
   No.                      Description                                             Registrant's
-------                     -----------                                            --------------

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

  10.46    Rights Offering and Prospectus with American Ecology Corporation and
           Form S-3 dated 9-9-97 ChaseMellon Shareholder Services as Rights
           Agent.

  10.47    Amended Rights Offering and Prospectus with American Ecology Form
           S-3/A dated 12-30-97 Corporation and ChaseMellon Shareholder Services as Rights Agent.

    21     List of Subsidiaries                                                   1994 Form 10-K

   23.1    Consent of Arthur Andersen LLP

   23.2    Consent of Balukoff, Lindstrom & Co., P.A.

    27     Financial Data Schedule

----------------------
      *  Management contract or compensatory plan.

         (B)      REPORTS ON FORM 8-K


                                                                                   Incorporated by
Exhibit                                                                            Reference from
   No.                      Description                                             Registrant's
-------                     -----------                                            --------------

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


                                       AMERICAN ECOLOGY CORPORATION



Dated:  March 30, 1998                 By:      /s/ Jack K. Lemley
                                                ------------------
                                                Jack K. Lemley
                                                Chairman of the Board, Chief
                                                Executive Officer and President


SIGNATURE                     TITLE                             DATE
---------                     -----                             ----

/s/ Jack K. Lemley            Chairman of the Board, Chief      March 30, 1998
-------------------------     Executive Officer and President   --------------
JACK K. LEMLEY



/s/ Robert S. Thorn           Chief Accounting Officer          March 30, 1998
-------------------------                                       --------------
ROBERT S. THORN



/s/ Rotchford L. Barker       Director                          March 30, 1998
-------------------------                                       --------------
ROTCHFORD L. BARKER



/s/ Paul Bergson              Director                          March 30, 1998
-------------------------                                       --------------
PAUL BERGSON



/s/ Patricia M. Eckert        Director                          March 30, 1998
-------------------------                                       --------------
PATRICIA M. ECKERT



/s/ Edward F. Heil            Director                          March 30, 1998
-------------------------                                       --------------
EDWARD F. HEIL

/s/ Paul F. Schutt            Director                          March 30, 1998
-------------------------                                       --------------
PAUL F. SCHUTT



/s/ John J. Scoville          Director                          March 30, 1998
-------------------------                                       --------------
JOHN J. SCOVILLE


/s/ Keith D. Bronstein        Director                          March 30, 1998
-------------------------                                       --------------
KEITH D. BRONSTEIN

                               INDEX TO EXHIBITS
                               -----------------


                                                                                   Incorporated by
Exhibit                                                                            Reference from
   No.                      Description                                             Registrant's
-------                     -----------                                            --------------
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

  10.46    Rights Offering and Prospectus with American Ecology Corporation and
           Form S-3 dated 9-9-97 ChaseMellon Shareholder Services as Rights
           Agent.

  10.47    Amended Rights Offering and Prospectus with American Ecology Form
           S-3/A dated 12-30-97 Corporation and ChaseMellon Shareholder Services as Rights Agent.

    21     List of Subsidiaries                                                   1994 Form 10-K

   23.1    Consent of Arthur Andersen LLP

   23.2    Consent of Balukoff, Lindstrom & Co., P.A.

    27     Financial Data Schedule

----------------------
      *  Management contract or compensatory plan.