Form 10-Q
period 1998-03-31
AMERICAN ECOLOGY CORP
filed 1998-05-14
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1998


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

              At May 12, 1998 Registrant had outstanding 13,498,429
                          shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 1998


                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION


Item 1.       Consolidated Financial Statements                                                                PAGE


              Financial Statements                                                                              3
                (Unaudited)

              Consolidated Statements of Operations                                                             4
                (Unaudited)

              Consolidated Statements of Cash Flows                                                             5
                (Unaudited)

              Notes to Consolidated Financial Statements                                                        6

Item 2.       Management's Discussion and Analysis of Financial Condition of Operations                         10



                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                                                                 14

Item 2.       Changes in Securities                                                                             15

Item 3.       Defaults upon Senior Securities                                                                   15

Item 4.       Submission of Matters to a Vote of Security Holders                                               15

Item 5.       Other Information                                                                                 15

Item 6.       Exhibits and Reports on Form 8-K                                                                  15

              Signature                                                                                         16

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                              March 31,      December 31,
                                                                                 1998            1997
                                                                                 ----            ----

ASSETS
Current Assets:
    Cash and cash equivalents                                                 $    157         $    366
    Receivables, net of allowance for doubtful
      accounts of $1,502 and $1,440, respectively                                7,720            7,929
    Income taxes receivable                                                        740              740
    Prepayments and other                                                          443              877
                                                                              --------         --------
      Total current assets                                                       9,060            9,912

Cash and investment securities, pledged                                         13,693           14,287
Property and equipment, net                                                     12,586           13,004
Deferred site development costs                                                 60,203           58,890
Intangible assets relating to acquired businesses, net                             432              438
Other assets                                                                     2,031            1,900
                                                                              --------         --------
      Total Assets                                                            $ 98,005         $ 98,431
                                                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Revolving credit loan                                                     $     --         $     --
    Current portion of long term debt                                              111              111
    Accounts payable                                                             8,173            8,997
    Accrued liabilities                                                         14,193           14,801
    Deferred site maintenance, current portion                                   1,524            2,842
    Income taxes payable                                                           365               91
                                                                              --------         --------
      Total current liabilities                                                 25,867           26,842

Long term debt, excluding current portion                                       40,511           39,872
Deferred site maintenance, excluding current portion                            18,241           18,337

Commitments and contingencies
    Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                      --               --
    Series D cumulative convertible preferred stock, $.01 par value,
      105,264 authorized, 105,264 shares issued and outstanding                      1                1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares issued and outstanding                     --            3,000
    Common stock, $.01 par value, 25,000,000 authorized, 13,498,429
      and 8,462,533 shares issued and outstanding, respectively                    134               85
    Additional paid-in capital                                                  52,591           47,701
    Retained earnings (deficit)                                                (37,839)         (37,407)
                                                                              --------         --------
      Total shareholders' equity                                                14,887           13,380
                                                                              --------         --------

         Total Liabilities and Shareholders' Equity                           $ 98,005         $ 98,431
                                                                              ========         ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ in 000's except per share amounts)


                                                       Three Months Ended
                                                           March 31,
                                                      1998            1997
                                                      ----            ----

Revenues                                            $ 9,644         $ 9,629
Operating Costs                                       6,079           6,329
                                                    -------         -------

Gross profit (loss)                                   3,565           3,035
Selling, general and administrative expenses          4,042           4,292
                                                    -------         -------

Loss from operations                                   (477)           (992)
Investment (income)                                    (325)             42
(Gain) on sale of assets                                (35)             --
Other (income)                                         (184)            (83)

Loss before income taxes                                 67            (951)
Income tax benefit                                      145             (43)
                                                    -------         -------

Net income (loss)                                       (78)           (908)
Preferred income stock dividends                        105             186
                                                    -------         -------

Net income (loss) available to common
     shareholders                                      (183)         (1,094)
                                                    =======         =======

Basic earnings per share                            $  (.01)        $  (.14)
                                                    =======         =======

Diluted earnings per share                          $  (.01)        $  (.14)
                                                    =======         =======

Dividends paid per common share                          --              --


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)


                                                                  Three Months Ended March 31,
                                                                     1998             1997
                                                                     ----             ----

Cash flows from operating activities:
     Net loss                                                      $   (78)        $  (908)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                   783             919
       Gain on sale of assets                                           --              --
     Changes in assets and liabilities:
       Receivables                                                     209           2,328
       Investment securities classified as trading                     547             737
       Other assets                                                    193             367
       Accounts payable and accrued liabilities                     (3,758)         (2,515)
       Income taxes payable                                            274             (33)
       Deferred site maintenance                                       (97)           (282)
                                                                   -------         -------
         Total adjustments                                             147           1,521
                                                                   -------         -------

Net cash provided by (used in) operating activities                     69             613
                                                                   -------         -------

Cash flows from investing activities:
     Capital expenditures                                             (247)           (180)
     Site development costs, including capitalized interest         (1,313)           (551)
     Proceeds from sales of property and equipment                      --              --
     Proceeds from the sale of investment securities                    --             434
     Transfers from cash and investment securities, pledged             --            (169)
                                                                   -------         -------
Net cash used in investing activities                               (1,560)           (466)
                                                                   -------         -------

Cash flows from financing activities:
     Proceeds from issuances of indebtedness                         6,346           5,800
     Proceeds from rights offering                                   1,996
     Repayments of indebtedness                                     (5,064)         (5,693)
     Payment of cash dividends                                          --              --
                                                                   -------         -------
Net cash provided by (used in) financing activities                  1,282            (107)
                                                                   -------         -------

Increase (decrease) in cash and cash equivalents                      (209)            254
Cash and cash equivalents at beginning of period                       366             185
                                                                   -------         -------
Cash and cash equivalents at end of period                         $   157         $   439
                                                                   =======         =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest, net of amounts capitalized                        $    --         $    --
       Income taxes                                                      2              --


See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior period financial statements to conform to the current period presentation.

NOTE 2.           TERM LOAN AND LONG-TERM DEBT.

Long term debt at March 31, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                          March 31,      December 31,
                                                            1998             1997
                                                            ----             ----

Secured bank credit facility                              $ 39,922         $ 39,257
Capital lease obligations and other                            700              726
                                                          --------         --------
                                                          $ 40,622         $ 39,983
Less: Current maturities                                      (111)            (111)
                                                          --------         --------
Long-term debt                                            $ 40,511         $ 39,872

Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

                     Year Ended
                    December 31,
                    ------------

                        1998                    $    111
                        1999                       5,119
                        2000                      34,991
                        2001                         401
                                                --------
                        Total                   $ 40,622


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

At March 31, 1998 the outstanding balance of the Company's total debt was $39,979,000. Since October 31, 1996, total interest accrued at 7 percent in the amount of $3,675,000 has been capitalized into the Term Loan. Additionally, interest accrued at an incremental rate of 3 percent on the entire amount of the debt outstanding since October 31, 1996 amounted to $1,575,000 at March 31, 1998.

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

At March 31, 1998 the Company had issued letters of credit with an outstanding face value of $4,297,000, including $1,798,000 issued under the bank credit facility, of which the most significant relate to site operating permits for the Company's sites. The issued letters of credit are secured by cash and investment securities. The Company is required to pay fees ranging from 1/2 of one percent to one percent on letters of credit drawn. The letters of credit expire no more than one year after December 31, 1998.

Based on the final financial results at March 31, 1998 the Company was in compliance with all of its bank covenants. For the months of January and February 1998, the Company was in default of certain of its bank covenants, as described in the Third Amended and Restated Credit Agreement, for the periods ended January and February 1998. These defaults were as follows:

Section 7.01(c) Borrowing Base Certificate & A/R and A/P Summary Schedules:
Submit Borrowing Base Certificates and a summary report of all Receivables and Payables within 15 business days of the end of each month.

Section 8.08 Minimum EBITDA: Maintain Consolidated EBITDA on the last day of each calendar quarter in 1998 to be $1,000,000 or more, and on the last day of each month in 1998 to be $250,000 or more.

The following occurred at:

     January 31, 1998       $  65,000 in default of monthly bank covenant
     February 28, 1998      $ 299,000 in default of monthly bank covenant

Section 8.09 Minimum Net Worth: Maintain a minimum net worth of $11,380,000 in 1997 and $13,380,000 in 1998.

The following occurred at:

     January 31, 1998       $  69,000 in default of monthly bank covenant

The Company received a waiver from its bank for all of the defaults in covenant provisions, through March 25, 1998. The Company continues to be unsure about its future financial position and cannot assert that it will not be in default of certain covenant provisions again in the future.

NOTE 3.           DEFERRED SITE DEVELOPMENT COSTS.

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact ("Ward Valley facility") and the Central Interstate Compact ("Butte facility").

The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of March 31, 1998, the Company had deferred $52,631,000 (54% of total assets) of pre-operational facility development costs of which $10,910,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudency review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all funding to develop the Butte facility is being provided by the major generators of waste in the CIC. As of March 31, 1998 the Company has contributed and deferred approximately $7,572,000 (8% of total assets), of which $1,481,000 was capitalized interest, toward the development of the Butte facility and no additional capital investment is expected to be required from the Company prior to the granting of the license. The Company expects all costs which it has deferred for this facility, plus additional unrecognized project interest costs, to be included as a component of the rate-base. The agreed contract interest cost reimbursement as part of the rate-base may yield an additional $15 million in revenue, however, there can be no assurance that all of these amounts will be approved. Amendment three of the contract provided $31,100,000 in additional funding and, at the time that amendment was executed, was expected to be sufficient to fund the project up to a licensing decision. That amendment gave the CIC the right to terminate the contract with ten days notice in the event a licensing decision was not reached. In late October 1997 the state issued their draft evaluation of the application and amendment four of the contract was executed which provided additional funding on a monthly basis. The Company is negotiating with the CIC for longer term funding. If the CIC elects to terminate the contract, then the Company has no further claim or right to reimbursement of its contributions or accrued interest unless the CIC and the Company agree to go forward with the facility, in which event the Company retains its rights to recover its contribution together with any accrued interest.

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

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost, on the site development projects while facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the three month period ended March 31, 1998 and 1997 was $875,944 and $902,000, respectively.

NOTE 4.           EARNINGS PER SHARE.

Net Income (Loss) Per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which supercedes APB Opinion 15. This statement, with new standards is effective for annual periods ending after December 15, 1997. The Company is required to restate all periods presented. The adoption of SFAS No. 128 by the Company did not have a material effect on earnings per share.

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

The calculation of net loss per common share for the three months ended March 31, 1998 and 1997, respectively, is as follows:

                                                      (000'S EXCEPT PER SHARE AMOUNTS)
                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                   ---------
                                                             1998             1997
                                                             ----             ----

Net loss                                                  $    (78)        $   (908)
                                                          ========         ========

Weighted average shares outstanding:
Common shares outstanding at end of period                  10,596            8,015
                                                          --------         --------


Shares used in computing earnings (loss) per share          10,596            8,015
                                                          ========         ========

Basic EPS                                                 $   (.01)        $   (.14)
                                                          ========         ========


Diluted EPS                                               $   (.01)        $   (.14)
                                                          ========         ========


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

The Company sold 3,912,936 shares of its common stock in the rights offering; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E Designation Certificate. As a result of the rights offering and Series E conversion, the Company now has approximately 13,498,429 shares of common stock outstanding at March 31, 1998.

In September 1995, the Board of Directors of the Company authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. During September through December 1995, the Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the company's directors ("the Investing Group") and received cash proceeds of $4,759,000 which is net of offering expenses of $101,000 and $140,000 in settlement of liabilities to two members of the Investing Group. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Accrued unpaid dividends totaled $1,039,000 and $934,000 at March 31, 1998 and December 31, 1997, respectively. The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed to be de minimus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in Notes 2, 3 and 5 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below.

CAPITAL RESOURCES AND LIQUIDITY

In the last three years the Company has incurred losses from operations, and has had continuing difficulty in generating enough cash to meet the obligations of doing business. In 1995, and then again in 1996, the Board of Directors provided a capital infusion, in exchange for preferred stock of American Ecology Corporation. In February 1998, the Company completed a Rights Offering which generated over $2 million of new working capital. These capital contributions have totaled $10 million, and still the ongoing losses have resulted in working capital deficits. The working capital deficits were $16,807,000 and $16,930,000 at March 31, 1998 and 1997.

The Company cannot be certain about its ability to improve short-term operating results. The Company's financial statements as of March 31, 1998, contain no adjustments to the asset carrying amounts but, certain reserves have been made for litigation issues. Management's actions and plans to address these issues are as follows:

CREDIT AGREEMENT

A Third Amended and Restated Credit Agreement was executed on December 31, 1996, but dated effective October 31, 1996 between the Company and its bank lender, Chase Bank of Texas. This Credit Agreement extends the maturity of the credit agreement to December 31, 2000, and modifies certain other terms. A description of the Credit Agreement as so amended is set forth in Note 2 to the Consolidated Financial Statements. As of March 31, 1998, the Company had available borrowings of $189,000 under its Credit Agreement.

STRATEGIC PLAN

The Company has adopted a strategic plan focusing on its low-level radioactive waste services. Its hazardous and non-hazardous waste disposal and processing operations are reported as Chemical Services. The Company is continuing to improve as reorganized under those respective service divisions. The reorganization started in 1996 and continues but, was started to facilitate potential strategic alliances with other companies that may provide additional sources of capital and open greater opportunities. The Chemical Services has not been as profitable as LLRW services. Management continues to monitor and study the performance of both Chemical and LLRW services along with industry standards and market fluctuations. These studies will provide useful information for management to determine how to organize each service division in the future. In general, the studies indicate a decline of waste volumes nationwide, and management is preparing to meet the ever changing industry.

MEASURES TO REDUCE COSTS

Management continues to implement its aggressive plan which started in 1995. The Company has sized up its position to the surrounding market, where customer potentials have been measured, where managing the Company can be improved and as a result, unprofitable divisions have been either eliminated or reorganized to be efficient and effective. The reorganized divisions have been dissected and analyzed to measure break-even points, maximum revenues from customers, and optimum operating levels to maximize profitability. These variables of operation for the Company have been adjusted and measured to fit the changing times of the environmental industry. The waste generators are generating less waste now due to both Federal and State constricting the areas in the regulations where generators were relaxed about disposal practices. These environmental proceedings and regulations have forced all of the environmental companies to evaluate their part in the industry. The outcome in many areas is difficult to forecast, but the management of the Company and the strategic plans include the flexibility to adapt to these industry changes.

The Chemical Services division has not been profitable in over two years. This performance is being monitored very closely, and the changes to compensate for these lost earnings are being implemented strategically, so not to upset the monthly revenues. AET Transport, has focused on servicing transportation for both hazardous and non-hazardous customers in the Gulf Coast market. This market has been on the decline and it has been difficult for the Company to be successful from the Houston, Texas area. The Company has relocated most of AET operations to the Robstown, Texas area to work in conjunction with Texas Ecologists landfill. This effort resulted in layoffs of personnel and a reduction in direct costs to the transportation business.

At the Winona facility, the Company continues to close the facility under both State and federal regulations. The Company has been cleaning the site and the equipment to maximize the proceeds from the sale of these assets. These proceeds from the sale are being used to fund the efforts of further closure and post-closure. This effort helps offset the negative cash flow at this Winona site. There can be no assurance that the sale of the assets will result in a favorable outcome, and there may still be a need for the Company to supply additional funding for the Winona site through the closure and post-closure periods.

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

FUTURE CONSIDERATIONS

The Company believes that the future operating results of its existing LLRW businesses will improve, although no assurances can be given that such improvements will occur. The Company will continue with the Chemical Services but the losses being suffered may require immediate attention during the next few months of 1998.

The Company is currently in negotiations, for the disposition of legacy waste with the State of Tennessee Department of Environment and Conservation division of Radiological Health. Legacy waste, for purposes herein, is that waste that was on site when the Company acquired Quadrex and waste since generated by the Company and not disposed of. The objective of negotiating with the State of Tennessee DEC is to come to a reasonable term for both parties to remove this waste. The Company has processed most of the waste but does not have the cash flow to pay for disposal costs. The Company signed a contract in February, 1997 with another disposal company that is licensed to accept this waste. The terms of this agreement include paying an additional amount of approximately $800,000 to dispose of legacy waste before May 1998. The terms are such that the Company is responsible for the payment even if it does not dispose of $800,000 of waste. The terms of this agreement have now been extended until November 1998. This arrangement will provide for a considerable cost savings to dispose of the legacy waste. In September 1997, the Company made a complete count and reevaluation of the inventory liability at the Oak Ridge, Tennessee Recycle Center. The count was thorough and included all aspects of the costs included to process and remove the waste from the facility. The largest hurdle is for the Company to have enough cash available to pay for the disposal. The Company has provided for a recorded liability in the amount of $5,567,000 for the waste processing and burial of waste now on site at the Recycle Center. The Company continues to seek alternative methods of disposal that may be less costly and still within federal and state regulations. Should the Company be unsuccessful in these attempts, it is believed that there is an adequate accrual reserved.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company reported a net loss of $78,000 for the three months ended March 31, 1998 compared to a net loss of $908,000 for the three months ended March 31, 1997. This is a marked improvement over the prior year first quarter, since revenues increased only $15,000 from the first quarter of 1997 to the same period of 1998.

REVENUES

Revenues for the first quarter of 1998 increased $15,000, which is less than 1%, compared to the first quarter of 1997.

Low-level radioactive waste ("LLRW") revenues declined $169,000, about 3% in the first quarter of 1998 compared to the same quarter of 1997. LLRW remediation project revenues increased at Richland and Nebraska, but declined $878,000 at the Oak Ridge Recycle Center. Revenues for the Richland, Washington, facility were $2,327,000 compared to $1,797,000 for the first quarter a year ago.

Chemical Division waste revenues increased $345,000 for the three months ended March 31, 1998, compared to the same three months ended in 1997. Disposal revenues generated by the Company's chemical waste landfill operation in Beatty, Nevada, increased by approximately $587,000 due principally to the rate reduction on fees by the State of Nevada but, the costs incurred for closing the Winona, Texas facility without any revenue remain a burden.

OPERATING COSTS

Total operating costs decreased $515,000 or 8% for the first quarter of 1998 as compared to the first quarter of 1997 for a variety of reasons. Operating costs increased almost 44% at Beatty, Nevada but, declined at AET transport, Surecycle, Winona, and Oak Ridge. Operating costs as a percentage of revenue were 63% for the three months ended March 31, 1998 compared to 69% for the same quarter of 1997. The many efforts exercised by both Chemical and LLRW divisions should allow for continued improvement in the next quarter. The Company as a whole has demonstrated a positive trend in operating results even when revenues had declined in prior periods by recapturing a portion of the market share lost and monitoring all costs closely. In addition to regaining market share, the Company continues making every effort to analyze each aspect of the two operating divisions and determine how they can maximize operating performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the quarter ended March 31, 1998 selling, general and administrative expenses ("SG&A") increased only $15,000 as compared to the quarter ended March 31, 1997.

During the same period, corporate overhead decreased by approximately $304,000 due to reductions in corporate personnel, a decrease in amortization of deferred debt issuance costs and other cost saving measures taken by the Company over the last 12 months as described under the caption Capital Resources and Liquidity.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and capital gains and losses earned on the Company's stock portfolio classified as trading securities. As of March 31, 1998 the Company reported an unrealized gain of $47,000 on investments. The realized gains or losses on securities available-for-sale are included as a component of investment income when realized.

INCOME TAXES

The Company's effective income tax (benefit) rates for the three months ended March 31, 1998 was 46% and (5)% for the same period one year ago. The effective benefit rate of (5)% in 1997 does not reflect any recognition of future tax benefits on timing differences or net operating loss carryforwards. The Company still has available certain net operating loss carryforwards that can be applied in future periods of profitability.

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

In addition to previously reported litigation, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

Management has established reserves for certain of the matters previously reported and for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, estimates with respect to the matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters previously reported, will not have a material adverse effect on the operations or financial condition of the Company.

Except for the matter discussed below, there were no material developments with respect to previously reported legal proceedings.


PEOPLE OF THE STATE OF ILLINOIS EX REL. JAMES E. RYAN, ATTORNEY GENERAL AND THOMAS W. ORTCIGER, DIRECTOR OF THE ILLINOIS DEPARTMENT OF NUCLEAR SAFETY V. AMERICAN ECOLOGY CORPORATION AND US ECOLOGY, INC., CASE NO. 97MR30. On November 3, 1997, the State of Illinois sued the Company and US Ecology in the Circuit Court of Bureau County, Illinois for failing to provide $2,000,000 in letters of credit as a financial assurance bond in regard to the Company's closed Sheffield, Illinois LLRW facility and to prevent the Company from transferring the site to the state as scheduled in May 1998. In 1988 the Company settled the long-standing litigation with the State of Illinois regarding this facility. In accordance with the settlement agreement, the Company has maintained the facility and paid to Illinois nearly $2,500,000 million to be used for long term care of the facility after such responsibility is transferred to the state in May 1998. The settlement agreement also obligates the Company to provide a letter of credit in a decreasing amount, which is presently $123,000 to secure certain closure costs if the Company fails to meet certain financial tests relating to working capital, debt-equity ratio and net worth. The state claims that the Company has failed to meet some or all of these tests and that this letter of credit thus is required. The state has also claimed that a second letter of credit in the amount of $1,900,000 is also required because the financial covenants have not been met and that the provision of both letters of credit is a precondition to the state's acceptance of the site.

The Company has provided the decreasing letter of credit. The Company has asserted that the $1,900,000 letter of credit is only required when both (a) one or more of the environmental triggering events listed in the settlement agreement have occurred, and (b) the financial tests are not met. The state does not allege that any of these environmental triggering events has occurred, and the Company believes that the likelihood of such an event ever occurring is remote. Although the state has taken a contrary position, the Company believes that the settlement agreement clearly excludes the posting of the letters of credit as a condition of transfer of the facility and that the Company has performed all the conditions required for transfer.

The issues presented by this case were argued to the Court on cross motions for summary judgment. The Court ruled on April 9, 1998 that the Company breached the terms of the Settlement Agreement by not posting the $1,900,000 letter of credit and therefore the state is not required to assume ongoing maintenance responsibilities. The Court also ruled that the Company can amend its counterclaims to seek use of the funds it has paid the state for the purpose of defraying ongoing maintenance costs. Finally, the Court urged the parties to reach a settlement in the matter and the Company has made a proposal to the state.

ITEM 2.           CHANGES IN SECURITIES.

     The Third Amended and Restated Credit Agreement provides that the Company shall not make or declare any dividends or other distribution on any class of stock, except a dividend payable solely in shares stock, warrants, rights, or options to acquire shares.

     As previously reported on Form 8-K November 26, 1996, the Company issued 300,000 shares of Series "E" Redeemable Convertible Preferred Stock ("Series E") to two of its directors in exchange for $3,000,000.00 in cash. Subsequently, one director sold a total of 35,000 Series E shares to two other directors at the original stated value of $10.00 per share. The Series E provides for a mandatory dividend of 11.25% annually, payable quarterly in common stock of the Company. Dividends paid with respect to the Series E for the first quarter of 1998 were 35,901 shares at a value of $1.056 per share. The dividend was paid through and including February 10, 1998, the date on which the Company's shareholder rights offering concluded.

     At the conclusion of the shareholder rights offering, Series E preferred stock not exchanged therein as do payment of subscription to the right to purchase common stock, or redeemed from excess proceeds, was a mandatory conversion to common stock of the Company. Accordingly, 108,706 shares of Series E preferred stock was converted into 1,087,059 shares of the Company's common stock. Please refer to footnote 6 of the financial statements herein for a discussion of the shareholder rights offering.

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



                                       AMERICAN ECOLOGY CORPORATION
                                                        (REGISTRANT)


Date:  May 14, 1998                    By:  /s/ Jack K. Lemley
                                            ------------------
                                             Jack K. Lemley
                                             Chief Executive Officer


Date:  May 14, 1998                    By:  /s/ R. S. Thorn
                                            ---------------
                                              R. S. Thorn
                                              Vice President of Administration
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

   27                           Financial Data Schedule