Form 10-Q
period 1998-06-30
AMERICAN ECOLOGY CORP
filed 1998-08-13
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998


                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


    For the transition period from                    to
                                   -------------------  --------------------

                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                            95-3889638
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


        805 W. Idaho
         Suite #200
         Boise, Idaho                                          83702-8916
(Address of principal executive offices)                       (Zip Code)



                                 (208) 331-8400
               (Registrants telephone number, including area code)

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES  |X|    NO  |_|

               At August 13, 1998 Registrant had outstanding 13,498,429 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.       Consolidated Financial Statements                             PAGE
              Consolidated Balance Sheet                                     3
                (Unaudited)

              Consolidated Statements of Operations                          4
                (Unaudited)

              Consolidated Statements of Cash Flows                          5
                (Unaudited)

              Notes to Consolidated Financial Statements                     6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of
                      Operations                                             10


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                              15

Item 2.       Changes in Securities                                          15

Item 3.       Defaults upon Senior Securities                                15

Item 4.       Submission of Matters to a Vote of Security Holders            16

Item 5.       Other Information                                              16

Item 6.       Exhibits and Reports on Form 8-K                               16

              Signature                                                      17

PART 1            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS.


                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                        June 30,     December 31,
                                                                                          1998          1997
                                                                                        --------     -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $    246      $    366
     Receivables ( trade and other), net of allowance for
        doubtful accounts of $1,623 and $1,440,respectively                                7,482         7,929
     Income tax receivable                                                                   740           740
     Prepayments and other                                                                   903           877
                                                                                        --------      --------
         Total current assets                                                              9,371         9,912

Cash and investment securities, pledged                                                   13,104        14,287
Property and equipment, net                                                               12,103        13,004
Deferred site development costs                                                           61,719        58,890
Intangible assets relating to acquired businesses, net                                       426           438
Other assets                                                                               2,063         1,900
                                                                                        --------      --------
         Total assets                                                                   $ 98,786      $ 98,431
                                                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                                  $     86           111
     Accounts payable                                                                      7,842         8,997
     Accrued liabilities                                                                  14,312        14,801
     Deferred site maintenance, current portion                                            1,524         2,842
     Income taxes payable                                                                    270            91
                                                                                        --------      --------
         Total current liabilities                                                        24,034        26,842

Long term debt, excluding current portion                                                 41,288        39,872
Deferred site maintenance, excluding current portion                                      18,155        18,337

Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
         1,000,000 shares authorized, 405,264 issued and outstanding                        --
     Series D cumulative convertible preferred stock, $.01 par value,
         105,264 authorized, 105,264 shares issued and outstanding                             1             1
     Series E redeemable convertible preferred stock, $10.00 par value,
         300,000 authorized, 300,000 shares converted and retired                           --           3,000
     Common stock, $.01 par value, 25,000,000 authorized, 13,498,429
         and 8,462,533 shares issued and outstanding, respectively                           135            85
     Additional paid-in capital                                                           52,646        47,701
     Retained earnings (deficit)                                                         (37,473)      (37,407)
                                                                                        --------      --------
         Total shareholders' equity                                                       15,309        13,380
                                                                                        --------      --------

              Total Liabilities and Shareholders' Equity                                $ 98,786      $ 98,431
                                                                                        ========      ========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                    1998          1997          1998         1997
                                                 ----------------------      ----------------------


Revenues                                         $ 10,230      $ 10,702      $ 19,874      $ 20,331
Operating costs                                     5,787         6,714        11,867        13,308
                                                 --------      --------      --------      --------

Gross profit                                        4,443         3,988         8,007         7,023
Selling, general and administrative expenses        4,800         3,902         8,844         7,929

Income (loss) from operations                        (357)           86          (837)         (906)
Investment (income)                                   (84)         (328)         (394)         (286)
Gain on sale of assets                                (37)         (107)          (72)         (107)
Other income                                         (499)         (963)         (698)       (1,046)
                                                 --------      --------      --------      --------

Net income before income taxes                        263         1,484           327           533
Income tax expense                                     37           163           181           120
                                                 --------      --------      --------      --------

Net income                                            226         1,321           146           413
Preferred stock dividends                             107           189           212           375
                                                 --------      --------      --------      --------

Net income (loss) available to common
     shareholders                                $    119      $  1,132      $    (66)     $     38
                                                 ========      ========      ========      ========

Basic earnings per share                         $    .01      $    .14      $   (.01)     $    .01
                                                 ========      ========      ========      ========

Diluted earnings per share                       $    .01      $    .13      $   (.01)     $    .00
                                                 ========      ========      ========      ========

Dividends paid per common share                  $   --        $   --        $   --        $
                                                 ========      ========      ========      ========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                  Six Months Ended June 30,
                                                                                     1998          1997
                                                                                   --------      --------
Cash flows from operating activities:

     Net income (loss)                                                             $    146      $    413
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                                1,564         1,877
         Deferred income tax provision                                                   --            88
         Gain on sale of assets                                                         (72)         (107)
         Loss on sale of securities                                                      --            59
     Changes in assets and liabilities:
       Receivables                                                                      447         1,327
       Investment securities classified as trading                                   (1,126)          267
       Other assets                                                                    (450)           65
       Accounts payable and accrued liabilities                                      (2,770)       (2,497)
       Deferred site maintenance                                                       (201)         (500)
                                                                                   --------      --------
         Total adjustments                                                           (2,608)          579
                                                                                   --------      --------

Net cash provided by (used in) operating activities                                  (2,462)          992
                                                                                   --------      --------

Cash flows from investing activities:
     Capital expenditures                                                              (522)         (646)
     Site development costs, including capitalized interest                            (919)       (1,332)
     Proceeds from sales of property and equipment                                       --            --
     Proceeds from sales of investment securities                                     2,309         1,660
     Transfers from cash and investment securities, pledged                              --           745
                                                                                   --------      --------
Net cash used in investing activities                                                   868           427
                                                                                   --------      --------
Cash flows from financing activities:
     Proceeds from issuance of indebtedness                                           8,690        11,123
     Proceeds from rights offering                                                    1,996            --
     Repayments of indebtedness                                                      (9,212)      (12,273)
                                                                                   --------      --------
Net cash provided by (used in) financing activities                                   1,474        (1,150)
                                                                                   --------      --------

Increase (decrease) in cash and cash equivalents                                       (120)          269
Cash and cash equivalents at beginning of period                                        366           185
                                                                                   --------      --------
Cash and cash equivalents at end of period                                         $    246      $    454
                                                                                   ========      ========

Supplemental disclosures of cash flow information:
     Cash paid during the period
       for:
       Interest, net of amounts capitalized                                        $    109      $     --
       Income taxes                                                                     184            --

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

Certain reclassifications and other corrections for rounding have been made in prior period financial statements to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2.    TERM LOAN AND LONG-TERM DEBT.

Long term debt at June 30, 1998 and March 31, 1998 consisted of the following (in thousands):

                                                                                     June 30,     March 31,
                                                                                       1998         1998
                                                                                    --------      --------
Secured bank credit facility                                                        $ 40,701      $ 39,922
Capital lease obligations and other                                                      673           700
                                                                                    --------      --------
                                                                                      41,374        40,622
Less:  Current maturities                                                                (86)         (111)
                                                                                    --------      --------
Long-term debt                                                                      $ 41,288      $ 40,511

Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):


                        Year Ended
                       December 31,
                       -----------
                           1998                          $     86
                           1999                             5,000
                           2000                            36,288
                                                         --------
                          Total                          $ 41,374


On October 31, 1996 the Company renegotiated its prior bank debt under the terms of a Third Amended and Restated Credit Agreement ("Credit Agreement"). No amendments to this Credit Agreement have been made since that time.

At June 30, 1998 the outstanding balance of the Term Loan was $40,700,597. Since October 31, 1996, total interest accrued at 7% in the of amount of $4,347,615 has been capitalized into the Term Loan. Prior to October 31, 1996, interest accrued at 7% in the amount of $1,244,019 and professional fees in the amount $289,724 has been capitalized into the Term Loan. Additionally, interest accrued at an incremental rate of 3% on the entire amount of the debt outstanding since October 31, 1996 amounted to $1,863,658 at June 30, 1998.

The new term loans, subject to satisfaction of certain conditions, extend the maturity of the Company's existing bank debt to December 31, 2000 (the maturity date). Interest on this debt will accrue at a rate of 7% through 1998. Thereafter, interest is to be paid quarterly at the rate of 10% or prime, whichever is greater. Principal repayments will commence on December 31, 1999 with $5,000,000 due on that date and quarterly payments of $250,000 thereafter. The total debt balance remaining at the maturity date will be due and payable on that date. The secured debt now consists solely of a Term Loan and a Revolving Credit Loan. Subject to the terms and conditions of the Credit Agreement, the Company's bank agrees to lend the Company an advancing term loan, in a series of advances, up to a maximum of $38,000,000. The Revolving Credit Loan portion of this loan is represented by a single revolving promissory note in the original principal sum of $5,000,000 (the Revolver). No further advances of any Revolving Credit Loans shall occur after the Maturity Date. The agreement to lend the Company up to a maximum of $38,000,000 does not constitute new debt, but is a restructuring of existing debt plus some additional availability solely for the capitalization of accrued interest and certain fees.

At June 30, 1998 the Company had issued letters of credit and a performance bond with an outstanding face value of $4,174,575 including $1,674,575 issued under the bank credit facility, of which the most significant relate to site operating permits for the Company's sites. The issued letters of credit and performance bond are secured by cash and investment securities. The Company is required to pay fees ranging from 1/2 of one percent to one percent on letters of credit drawn. The letters of credit and performance bond expire no more than one year after December 31, 1998.

Based on the final financial results at June 30, 1998 the Company was in compliance with all of its bank covenants. For the months of January, February, and April 1998, the Company was in default of certain of its bank covenants, as described in the Third Amended and Restated Credit Agreement. These defaults were as follows:

Section 7.01(c) Borrowing Base Certificate & A/R and A/P Summary Schedules:
Submit Borrowing Base Certificates and a summary report of all Accounts Receivable and Accounts Payable within 15 business days of the end of each month.

Section 8.08 Minimum EBITDA: Maintain Consolidated EBITDA on the last day of each calendar quarter in 1998 to be $1,000,000 or more, and on the last day of each month in 1998 to be $250,000 or more.


The following occurred at:
     January 31, 1998               $    65,000 in default of monthly bank covenant
     February 28, 1998              $   299,000 in default of monthly bank covenant
     April 30, 1998                 $   104,000 in default of monthly bank covenant

Section 8.09 Minimum Net Worth: Maintain a minimum net worth of $11,380,000 in 1997 and $13,380,000 in 1998.


The following occurred at:

     January 31, 1998               $     69,000 in default of monthly bank covenant

The Company received a waiver from its bank for all of the defaults in covenant provisions, through June 30, 1998. The Company continues to be unsure about its future financial position and cannot assert that it will not be in default of certain covenant provisions again in the future.

During the month ended May 31, 1998, the Company experienced a shortfall in the availability under it's Revolving Credit Loan, as determined by the Borrowing Base Certificate (calculation). Since the Company would have experienced difficulty in meeting it's ongoing obligations and commitments if it could not access the full availability of $5,000,000 under the Revolver, the bank agreed to accept a portion of pledged collateral as security in advancing the full availability under the Revolver. This security constituted the form of one of the two allowable payments (dividends payable to the parent) from the Company's wholly owned subsidiary, American Liability and Excess Insurance Company only to be paid in the event of a default by the Company. The bank issued a Waiver to the Credit Agreement allowing this scheduled payment in an amount to approximate $500,000, be included as supplemental support in the formula used to calculate the Borrowing Base.


NOTE 3.    DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact in California ("Ward Valley facility") and the Central Interstate Compact in Nebraska ("Butte facility"). The license application for the Southwestern Compact was approved by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of June 30, 1998, the Company had deferred

$53,976,000 (55% of total assets), of pre-operational facility development costs of which $11,773,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The disposal fee approval process is expected to include an independent prudence review of all the pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs that it has deferred for this facility, plus additional, unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that any or all of the costs will be recovered.

Allowable costs incurred by the Company for development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all development funding is being provided by the major generators of waste-nuclear utilities- in the CIC. As of June 10, 1998 approximately $84.8 million had been expended. In June 1998 the CIC and the major generators approved Amendment 7 to their contract, committing an additional $6.1 million. The Company had contributed and deferred, as of June 30, 1998, approximately $7.7 million (8% of total assets), including $1.7 million in capitalized interest. No further capital investment is expected to be required from the Company prior to the granting of a license. The Company expects all deferred cost for this facility, plus additional unrecognized project interest of approximately $15 million, to be included as a component of the rate base and recovered during facility operations. The Company, however, would lose all claims and rights to reimbursement of its contributions and accrued interest if the CIC chooses not to go forward with the project and exercises it's conditional option to terminate the contract. The CIC may terminate the contract upon ten (10) days written notice if all project funds are expended prior to a licensing decision by the State of Nebraska, or if the major generators have either ceased funding the project or notified the CIC of their intention to cease funding pursuant to Amendment 7 of their contract.

The construction and operation of the Ward Valley and Butte facilities are still being delayed by various political and environmental opposition toward the development of the sites and by various legal proceedings. These issues were discussed in detail in the 1997 Form 10-K under Part I, Item I, "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "-Proposed Butte, Nebraska Facility". At this time, it is not possible to predict with certainty the length of these delays or when, or if, the Butte facility license will be granted, and when, or if, the land for the Ward Valley facility will be obtained. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively urge the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations. In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the six month periods ended June 30, 1998 and 1997 was $1,910,000 and $1,834,000, respectively.

NOTE 4.  EARNINGS PER SHARE.

Net Income (Loss) Per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which supercedes APB Opinion 15. This statement, with new standards became effective for annual periods ending after December 15, 1997. The adoption of SFAS No. 128 by the Company did not have a material effect on earnings per share.

SFAS 128 changes the manner in which earnings per share (EPS) amounts are calculated and presented. Under the new rules, two EPS amounts are required: (1) basic EPS; and (2) diluted EPS. Basic EPS is simply the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted EPS represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all diluted potential common shares outstanding during the period.

The calculation of net loss per common share for the three and six months ended June 30, 1998 and 1997, respectively, is as follows:


                                                                    (000'S EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                                 -------                  -------
                                                            1998         1997         1998         1997
                                                         --------     --------     --------      --------

Net earnings (loss) available to common shareholders     $    119     $  1,132     $    (66)     $     38
                                                         ========     ========     ========      ========

Weighted average shares outstanding:
     Common shares outstanding at end of period            13,498        8,113       11,768         8,113

Shares used in computing earnings (loss) per share         13,498        8,113       11,768         8,113

Basic EPS                                                $    .01     $    .14     $   (.01)     $    .01
                                                         ========     ========     ========      ========

Diluted EPS                                              $    .01     $    .13     $    .00      $    .00
                                                         ========     ========     ========      ========


The Financial Accounting Standards Board recently issued Standard No. 128 Earnings Per Share, effective December 15, 1997. If, FAS 128 were applied, there would be no difference between the above calculated earnings per share amounts or the FAS 128 calculated basic and diluted earnings per share amounts.


NOTE 5.   COMMITMENTS AND CONTINGENCIES.

Other than the information set forth in Part II, Item I, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1997 Annual Report on Form 10-K.

NOTE 6.   PREFERRED STOCK.

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

The Company sold 3,912,936 shares of its common stock in the rights offering; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E preferred stock in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E Designation Certificate. As a result of the rights offering and Series E conversion, the Company now has approximately 13,498,429 shares of common stock outstanding at June 30, 1998.

In September 1995, the Board of Directors of the Company authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. During September through December 1995, the Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the company's directors ("the Investing Group") and received cash proceeds of $4,759,000 which is net of offering expenses of $101,000 and $140,000 in settlement of liabilities to two members of the Investing Group. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Accrued unpaid dividends totaled

$1,039,000 and $934,000 at March 31, 1998 and December 31, 1997, respectively.
The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants can be exercised at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed to be de minimus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in the Notes to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below.

Certain matters that we discuss in this report are "forward-looking statements" intended to qualify for the safe harbor from liability. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitations, ongoing state and federal activities; future economic conditions; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement.


CAPITAL RESOURCES AND LIQUIDITY

The Company has continued to make improvement in the reduction of costs and therefore, a steady improvement in net income. For the six months ended June 30, 1998 the Company was profitable with a net income of $146,000 before preferred stock dividends. Management has improved the Company's financial performance since 1994, and plans to continue reducing the working capital deficit. The improvement resulted in working capital deficits of $14,663,000 and $15,678,000 at June 30, 1998 and 1997.

In the last three years the Company has incurred losses from operations. These losses have been reduced each year and while some areas of business remain uncertain, management is continuing its efforts to improve the financial position of the company. The Company has had continuing difficulty in generating enough cash to meet the obligations of doing business. In 1995, and then again in 1996, the Board of Directors provided a capital infusion, in exchange for preferred stock of American Ecology Corporation. In February 1998, the Company completed a Rights Offering which generated over $2 million of new working capital. These capital contributions since 1995, have totaled about $10 million.

The Company cannot be certain about its ability to improve short-term operating results. The Company's financial statements as of June 30, 1998, contain no adjustments to the asset carrying amounts but, certain reserves have been made for litigation issues. Management's actions and plans to address these issues are as follows:

CREDIT AGREEMENT

On October 31, 1996 the Company signed a letter of intent setting forth the negotiated terms of its secured debt with its bank. The Third Amended and Restated Credit Agreement was filed as exhibit 10.45 with the Securities Exchange Commission on February 18, 1997.

During the month ended May 31, 1998, the Company experienced a shortfall in the availability under it's Revolving Credit Loan, as determined by the Borrowing Base Certificate. Since the Company would have experienced difficulty in meeting it's ongoing obligations and commitments if it could not access the full availability of $5,000,000 under the Revolver, the bank agreed to accept a portion of pledged collateral as security in advancing the full availability under the Revolver. This security constituted the form of one of the two allowable payments (dividends payable to the parent) from the Company's wholly owned subsidiary, American Liability and Excess Insurance Company only to be paid in the event of a default by the Company. The bank issued a Waiver to the

Credit Agreement allowing this scheduled payment to be included as supplemental support in the formula used to calculate the Borrowing Base.


MEASURES TO REDUCE COSTS

Management has continued to implement a very aggressive financial and operating plan since 1995. The Company has evaluated its position to the surrounding market, customer potentials have been measured, and operating results have improved as a result. One unprofitable division was eliminated and others were reorganized to be more efficient and effective. The results are beginning to appear. Operating costs have declined by 50% as compared to one year ago. The reorganized divisions have been dissected and analyzed to measure break-even points, then analyzed further to determine optimum operating levels for maximum profitability. These variables of operation for the Company have been adjusted and measured to fit the changing times of the environmental industry. Waste generators are generating less waste now, due to both Federal and State agencies constricting regulations in areas that generators were relaxed about disposal practices. These environmental proceedings and regulations have forced all of the environmental companies to evaluate their part in the industry. The outcome in many areas is difficult to forecast, but management continues to modify the strategic plans to include flexibility.

The Company continues to evaluate the viability of certain other operations, and their current potential to perform at an acceptable level of profitability.

In the plan, capital expenditures for 1998 are limited to the development of the Ward Valley Project, operational repairs and certain regulatory obligations.

The Company believes its plan has improved both cost structure and operating results. However, considering the Company's recent losses and insufficient cash flow from operations, there can be no assurance that this plan will continue to resolve the Company's liquidity problem in a timely fashion. The Company is currently reviewing opportunities that may prove invaluable to improving the liquidity position as well as reducing the working capital deficit. There can be no assurance, however, that any such effort will provide an opportunity to support operations. In any event, the Company may experience increasing cash flow problems that could cause the Company to materially reduce the current level of its operating activities.

CASH FLOW

For the six months ended June 30, 1998, the Company had a deficit in cash from operations of $2,462,000. The Company used $2,770,000 of cash in operations to reduce outstanding accounts payable and for payment of burial fees, much of what was generated by the Rights Offering. The Company spent $522,000 for capital expenditures excluding site development costs, invested $919,000 in site development costs for the Ward Valley facility and incurred capitalized interest of $1,910,000 related to the Ward Valley and Butte facilities. The Company raised capital of $1,996,000 through a Rights Offering which concluded on February 10, 1998. See Note 6., to the financial statements for more details.

FUTURE CONSIDERATIONS

As previously reported in the December 31, 1997 and 1996, Form 10-K, the Company continues to have discussion with the Tennessee Department of Environment and Conservation division of Radiological Health. These ongoing discussions include the proposal for an extension of time to complete the disposal of the legacy waste at the Oak Ridge, Tennessee facility. The cost for this disposal is estimated at $5.4 million, and declining.

For the Company's Central Interstate Compact LLRW site at Butte, Nebraska, commissioners from the member states have extended the US Ecology Nuclear's contract for an additional $6,100,000 in project funding and commitment to a plan for funding the remainder of the pre-construction.

At the Robstown, Texas TECO facility the Company has submitted an application for the permit renewal for industrial hazardous waste.

Also, at the Robstown, Texas facility the Company has a separate and independent project, called El Centro, for which an application has been completed for the municipal solid waste landfill. The El Centro project is on an adjacent joining 160 acres of land.

YEAR 2000 COSTS

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the year has been stored as just two characters (e.g. 98 for 1998). These systems may incorrectly evaluate dates beyond the year 1999, potentially causing system failure and disruption of operations which could affect our business. The Company believes that its computer systems are currently in compliance with the Year 2000 requirement for date changes. Our concern is some of the companies we do business with may not be compliant. The Company has implemented a Year 2000 Plan that addresses traditional hardware and software systems, embedded systems, and service providers. The plan includes identification and coordination with external interfacing systems. The Company expects to be compliant with these issues by mid-year 1999.


RESULTS OF OPERATIONS-
THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The Company reported net income of $226,000 for the three months ended June 30, 1998, compared to a net income of $1,321,000 for the three months ended June 30, 1997. This is a decrease in overall performance but, is isolated to areas from other income. The other income category includes items like insurance claim reimbursements and income tax refunds. During the three months ended June 30, 1997 the Company received an unexpected insurance claim for $795,000. The company did not receive any unexpected refunds or claims during the three months ended June 30, 1998. American Ecology Environmental Services Corporation (AEESC), continues to due business through SureCycle(R) as a brokerage operation for chemical waste, and generates revenue, classified as other income, from timber, gravel, and petroleum sales.

REVENUES

Revenues for the second quarter of 1998 decreased $472,000, a 4% decline, compared to the second quarter of 1997. The Company's revenue performance has stabilized over the last six quarters with an average quarter of revenue being $10,232,000. For the three months ended June 30, 1998 the Company's revenue performance was right on the average mark with $10,230,000. The Company is continuing efforts to increase revenues by seeking out new markets, derivative lines of business, and serving more customers.

Low-Level radioactive waste ("LLRW") revenues were $6,662,000 for the three months ended June 30, 1998, a 1% increase from the same period in 1997. LLRW project revenues remain strong but the Chemical division continues to have difficulties. The Chemical waste revenues were $4,002,000 for the three months ended June 30, 1998 compared to $4,425,000 for the same period in 1997. This is almost a 10% decline from last year but is reflective of the overall slow down of Chemical disposal. This is also a nation wide trend that has been apparent over the last two years.

OPERATING COSTS

For the three months ended June 30, 1998 the Company reported total operating costs of $5,787,000 a 14% decrease from one year ago. Total operating costs decreased $927,000 for the second quarter of 1998 as compared to the second quarter of 1997 for a variety of reasons. While most of the cost reduction has taken place in the Chemical division, some cost reductions are not favorable. Unfavorable cost reductions have been viewed by management to include: AET transportation division decreased by 30-35% when the Winona facility closed, and the Oak Ridge facility has been faced with several problems including a union labor dispute and strike, delays and shortage of working capital. The many efforts to conserve on costs by both Chemical and LLRW divisions should allow for improved performance in the future, providing there is an increase in revenues and other items remain constant. The Company as a whole is demonstrating a positive trend in operating results by recapturing a portion of the market share. In addition to regaining some market share, the Company has been making every effort to analyze each aspect of the two operating divisions to determine how they can best maximize operating performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the second quarter ended June 30, 1998 selling, general and administrative expenses ("SG&A") increased $898,000 as compared to the quarter ended June 30, 1997, with a major component being an adjustment for insurance premiums previously classified as operating costs.

During the same period, corporate overhead remained fairly flat, increasing only $7,000. For the three months ended June 30, 1998 and 1997 corporate overhead was $1,093,000 and $1,086,000 respectively. The Company has attempted to be very conservative in cost saving measures like travel expense, entertainment, seminars, other employee benefits, and other extraneous activities. Management believes that it has applied good cost saving measures and implementation of the plan it began in 1995.

INCOME TAXES

For the three months ended June 30, 1998, the Company reported an effective income tax rate of 14% . The Company is not recognizing any deferred tax benefits for net operating loss carryforwards from prior years, due to the Company's full valuation allowance provided for these deferred taxes.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The Company reported a net income of $146,000 for the six months ended June 30, 1998 compared to a net income of $413,000 for the six months ended June 30, 1997. The 1998 results include lower operating costs, an area the Company has continued to improve upon since 1996. The overall 1998 performance for the six months ended June 30, 1998 is very similar to the same period for 1997, except 1997 results include non-recurring income from an insurance claim for $795,000.

REVENUES

Revenues for the six months ended June 30, 1998 decreased $457,000, or 2% compared to the six months ended June 30, 1997. The decline in revenues is a result of the decline in operations for the Chemical Division, while revenues of the LLRW division remained relatively constant for the same period. The Chemical Division continues to have difficulty in Texas. The loss of customers at Robstown's TECO chemical disposal facility has reduced revenues. The Robstown facility is working hard to rebuild its customer base.

Low-level radioactive waste ("LLRW") revenues remained relatively unchanged with a decrease of $243,000 to $12,461,000 from $12,704,000 for the periods ending June 30, 1998 and 1997. During this same period Chemical waste revenues declined $214,000, or 3%.

OPERATING COSTS

Total operating costs as a percentage of revenues for the six months ended June 30, 1998 and 1997, were 59% and 65%, respectively. During this six month period LLRW experienced a 5 % increase in operating costs while revenues declined by 5%. Chemical Division operating costs declined $780,000 or 13%. This decrease is mainly from reduction of activity in transportation and the SureCycle(R) business.

Management has made considerable improvement in the area of cost control. While certain business lines have declined management has been successful in stabilizing revenue and costs for the Company as a whole. The operating costs were $11,867,000 and $13,308,000 for the six months ended June 30, 1998 and 1997, respectively. This is a decrease in operating costs of 11% while revenues for the same period declined by only 2%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 1998 and 1997, were $8,844,000 compared to $7,929,000 respectively. Legal fees continue to be very high in relation to the total of SG&A at about 5%. For the comparative periods of June 30, 1998 and 1997, the increase in 1998 is mainly due to the reclassification of certain insurance premiums that had been previously classified as operating costs. For the six months ended June 30, 1998 the SG&A costs were 44.5% of revenue compared to the 1997 annual performance of 52.8%. Management continues in its efforts to reduce unnecessary SG&A costs and to increase new market strategies that are profitable to offset certain SG&A costs that can not be completely eliminated.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in letters of credit and money market investments, dividend income, and capital gains and losses earned on the Company's stock portfolio classified as trading securities. As of June 30, 1998, the Company reported investment income of $394,000.

INCOME TAXES

For the six months ended June 30, 1998, the Company reported an effective income tax rate of 55%. It is estimated that the Company will not have a Federal tax liability for 1998. The Company is not recognizing any deferred tax benefits for net operating loss carryforwards from prior years, due to the Company's full valuation allowance provided for these deferred taxes.

PART II    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates; of laws and regulations to which its operations are subject; or are the result of different interpretations of the applicable requirements.

In addition to previously reported litigation, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

Management has established reserves for certain matters previously reported and for certain anticipated legal fees, based on management's estimates of the outcome. During the course of legal proceedings, estimates with respect to the matters may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters previously reported, will not have a material adverse effect on the operations or financial condition of the Company.

Except for the matter discussed below, there were no material developments with respect to previously reported legal proceedings.

AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET AL V. MILDRED KRUEGER, ET AL, U.S. DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, CIVIL ACTION NO. 3-96-CV2670-D. On July 27, 1998, the U.S. District Court ordered the above entitled case dismissed with prejudice, each party to bear its own costs and attorneys fees. The dismissal was based on a Settlement Agreement and Release entered into among all parties to the case earlier in July. In accordance with the Settlement Agreement and Release, no party recovered damages from any other and all parties released the others from claims asserted in this action.

ITEM 2.    CHANGES IN SECURITIES.

                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 14, 1998. At the meeting, Rotchford D. Barker, Paul C. Bergson, Keith D. Bronstein, Patricia M. Eckert, Edward F. Heil, Jack K. Lemley, Paul F. Schutt, and John J. Scoville were elected to serve as directors of the Company for the next year. In addition, the 1992 Directors' Stock Option Plan was amended to increase the shares available for grant, and the appointment of Balukoff, Lindstrom & Co., P.A. as independent public accountants for the year ending December 31, 1998 was ratified.


The voting on such items were as follows:

(1) Election of Directors

                                                                                    Voted Against or
                                                       For                         Withheld Authority
                                                     -------                       ------------------
             Rotchford D. Barker                    11,320,519                             45,040
             Paul C. Bergson                        11,324,156                             41,403
             Keith D. Bronstein                     11,324,206                             41,353
             Patricia M. Eckert                     11,322,629                             42,930
             Edward F. Heil                         11,325,055                             40,504
             Jack K. Lemley                         11,325,139                             40,420
             Paul F. Schutt                         11,325,944                             39,615
             John J. Scoville                       11,322,991                             42,568

(2) Amend the 1992 Directors' Stock Option Plan and increase the shares available for grant:


                         For                           Against                             Abstain
                       ------                          -------                             -------
                     10,955,883                        265,140                             81,775


(3) Ratify Appointment of Independent Auditors of Balukoff, Lindstrom & Co.,
    P.A.


                         For                           Against                             Abstain
                       ------                          -------                             -------
                     11,333,357                         17,367                             14,835


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



                                          AMERICAN ECOLOGY CORPORATION
                                                 (REGISTRANT)


Date:  August 12, 1998                    By: /s/ JACK K. LEMLEY
                                              ----------------------------
                                              Jack K. Lemley
                                              Chief Executive Officer


Date: August 12, 1998                     By: /s/ R. S. THORN
                                              ----------------------------
                                              R. S. Thorn
                                              Vice President of Administration
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------

  27                Financial Data Schedule