Form 10-Q
period 1998-09-30
AMERICAN ECOLOGY CORP
filed 1998-11-13
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1998


                                       OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from                    to
                                   -------------------  ----------------------

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

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        At November 13, 1998 Registrant had outstanding 13,498,429 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION                                                    PAGE

Item 1.       Consolidated Financial Statements

                    Consolidated Balance Sheet                                                               3
                      (Unaudited)

                    Consolidated Statements of Operations                                                    4
                       (Unaudited)

                    Consolidated Statements of Cash Flows                                                    5
                       (Unaudited)

                    Notes to Consolidated Financial Statements                                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                    11


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                                                             17

Item 2.       Changes in Securities                                                                         17

Item 3.       Defaults upon Senior Securities                                                               17

Item 4.       Submission of Matters to a Vote of Security Holders                                           17

Item 5.       Other Information                                                                             17

Item 6.       Exhibits and Reports on Form 8-K                                                              18

              Signature                                                                                     21

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                              September 30,  December 31,
                                                                                 1998           1997
                                                                              -----------    -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                $       164    $       366
     Receivables (trade and other), net of allowance for
        doubtful accounts of $758 and $1,440, respectively                          7,739          7,929
     Income tax receivable                                                            740            740
     Prepayments and other                                                          1,498            877
                                                                              -----------    -----------
         Total current assets                                                      10,141          9,912

Cash and investment securities, pledged                                            12,411         14,287
Property and equipment, net                                                        11,665         13,004
Deferred site development costs                                                    63,016         58,890
Intangible assets relating to acquired businesses, net                                420            438
Other assets                                                                        2,264          1,900
                                                                              -----------    -----------
         Total assets                                                         $    99,917    $    98,431
                                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                        $       233    $        --
     Accounts payable                                                               8,599          8,997
     Accrued liabilities                                                           14,372         14,801
     Deferred site maintenance, current portion                                     1,524          2,842
     Income taxes payable                                                             235             91
                                                                              -----------    -----------
         Total current liabilities                                                 24,963         26,842

Long term debt, excluding current portion                                          42,734         39,872
Deferred site maintenance, excluding current portion                               18,081         18,337
Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
         1,000,000 shares authorized, 405,264 issued and outstanding                   --             --
     Series D cumulative convertible preferred stock, $.01 par value,
         105,264 authorized, 105,264 shares issued and outstanding                      1              1
     Series E redeemable convertible preferred stock, $10.00 par value,
         300,000 authorized, 300,000 shares converted and retired                      --          3,000
     Common stock, $.01 par value, 25,000,000 authorized, 13,498,429
         and 8,462,533 shares issued and outstanding, respectively                    135             85
     Additional paid-in capital                                                    52,647         47,701
     Unrealized gain (loss) on securities available-for-sale                           --             --
     Retained earnings (deficit)                                                  (38,644)       (37,407)
                                                                              -----------    -----------
         Total shareholders' equity                                                14,139         13,380
                                                                              -----------    -----------
              Total Liabilities and Shareholders' Equity                      $    99,917    $    98,431
                                                                              ===========    ===========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                       1998         1997        1998          1997
                                                    ---------    ---------    ---------    ---------
Revenues                                            $   8,855    $  11,002    $  28,729    $  31,333
Operating costs                                         5,703        5,715       17,570       19,023
                                                    ---------    ---------    ---------    ---------

Gross profit                                            3,152        5,287       11,159       12,310
Selling, general and administrative expenses            4,354        5,856       13,198       13,785

Income (loss) from operations                          (1,202)        (569)      (2,039)      (1,475)
Investment (income)                                       185         (380)        (209)        (704)
Gain on sale of assets                                     --          (27)         (72)        (134)
Other income                                             (263)        (308)        (961)      (1,316)
                                                    ---------    ---------    ---------    ---------

Net income before income taxes                         (1,124)         146         (797)         679
Income tax expense                                        (35)        (111)         146            9
                                                    ---------    ---------    ---------    ---------

Net income (loss)                                      (1,089)         257         (943)         670
Preferred stock dividends                                 103          194          315          569
                                                    ---------    ---------    ---------    ---------
Net income (loss) available to common
     shareholders                                   $  (1,192)   $      63    $  (1,258)   $     101
                                                    =========    =========    =========    =========
Basic earnings per share                            $    (.09)   $     .01    $    (.10)   $     .01
                                                    =========    =========    =========    =========
Diluted earnings per share                          $    (.09)   $     .01    $    (.10)   $     .01
                                                    =========    =========    =========    =========
Dividends paid per common share                     $      --    $      --    $      --    $      --
                                                    =========    =========    =========    =========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ IN 000'S)


                                                             Nine Months Ended September 30,
                                                                     1998        1997
                                                                   --------    --------
Cash flows from operating activities:
     Net income (loss)                                             $   (943)   $    670
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depreciation and amortization                                2,367       2,768
        Stock Compensation                                              --         178
Deferred income tax provision                                            --         (21)
         Gain on sale of assets                                          --        (134)
         Loss on sale of securities                                      --          59
     Changes in assets and liabilities:
       Receivables                                                      190       1,658
       Investment securities classified as trading                   (1,126)         43
       Other assets                                                  (1,172)       (266)
       Accounts payable and accrued liabilities                      (1,296)     (4,514)
       Deferred site maintenance                                       (309)       (563)
                                                                   --------    --------
         Total adjustments                                           (1,346)       (792)
                                                                   --------    --------

Net cash provided by (used in) operating activities                  (2,289)       (122)
                                                                   --------    --------

Cash flows from investing activities:
     Capital expenditures                                               (84)       (979)
     Site development costs, including capitalized interest          (4,126)     (1,918)
     Proceeds from sales of property and equipment                       --          --
     Proceeds from sales of investment securities                     2,973       1,660
     Transfers from cash and investment securities, pledged              --        1370
Net cash used in investing activities                                (1,237)        133
                                                                   --------    --------

Cash flows from financing activities:
     Proceeds from issuance of indebtedness                          15,131      18,305
     Proceeds from rights offering                                    1,996         152
     Repayments of indebtedness                                     (13,803)    (18,439)
                                                                   --------    --------
Net cash provided by (used in) financing activities                   3,324          18

Increase (decrease) in cash and cash equivalents                       (202)         29
Cash and cash equivalents at beginning of period                        366         185
                                                                   --------    --------
Cash and cash equivalents at end of period                         $    164    $    214
                                                                   ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest, net of amounts capitalized                        $    164     $    95
       Income taxes                                                     137         112

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

NOTE 2.    TERM LOAN AND LONG-TERM DEBT

Long term debt at September 30, 1998 and June 30, 1998 consisted of the following (in thousands):


                                          September 30,  June 30,
                                              1998         1998
                                           ---------    ---------
Secured bank credit facility               $  41,947    $  40,701
Capital lease obligations and other            1,020          673
                                           ---------    ---------
                                              42,967       41,374
Less:  Current maturities                       (233)         (86)
                                           ---------    ---------
Long-term debt                             $  42,734    $  41,288

Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):


              Year Ended
             December 31,
             ------------
               1998                    $   233
               1999                      5,000
               2000                     37,734
                                       -------
               Total                   $42,967


On October 31, 1996 the Company renegotiated its prior bank debt under the terms of a Third Amended and Restated Credit Agreement ("Credit Agreement"). On August 21, 1998 the Company signed a Demand Promissory Note and an amendment and waiver to the Credit Agreement with its bank for $160,000 and made an assignment of the Company's federal income tax refund in the amount of $735,000. This arrangement was needed for the Company to have available cash to settle a $900,000 court judgment with Houston 88 as described in the Part II Item 1, Legal Proceedings.

At September 30, 1998, the outstanding balance of the Company's total bank debt was $41,947,086. Since October 31, 1996, total interest accrued at 7% in the amount of $5,033,654 has been capitalized into the Term Loan. Prior to

October 31, 1996, interest accrued at 7% in the amount of $1,244,019 and professional fees amounted to $289,724, has been capitalized into the Term Loan. Additionally, interest accrued at an incremental rate of 3% on the entire amount of the bank debt outstanding since October 31, 1996 amounted to $2,157,673 at September 30, 1998.

The new term loans, subject to satisfaction of certain conditions, extend the maturity of the Company's existing bank debt to December 31, 2000 (the maturity date). Interest on this debt will accrue at a rate of 7% through 1998. Thereafter, interest is to be paid quarterly at the rate of 10% or prime, whichever is greater. Principal repayments will commence with $5,000,000 due on December 31, 1999, and quarterly payments of $250,000 thereafter. The total debt balance remaining at the maturity date will be due and payable on that date. The secured debt now consists solely of a Term Loan and a Revolving Credit Loan. Subject to the terms and conditions of the Credit Agreement, the Company's bank agrees to lend the Company an advancing term loan, in a series of advances, up to a maximum of $38,000,000. The Revolving Credit Loan portion of this loan is represented by a single revolving promissory note in the original principal sum of $5,000,000 (the Revolver). No further advances of any Revolving Credit Loans shall occur after the Maturity Date. The agreement to lend the Company up to a maximum of $38,000,000 does not constitute new debt, but is a restructuring of existing debt plus some additional availability solely for the capitalization of accrued interest and certain fees.

At September 30, 1998, the Company had issued letters of credit and a performance bond with an outstanding face value of $4,174,575 including
$674,575 issued under the bank credit facility, of which the most significant relate to site operating permits for the Company's sites. The issued letters of credit and performance bond are secured by cash and investment securities. The Company is required to pay fees ranging from 1/2 of one percent to one percent on letters of credit drawn. The letters of credit and performance bond expire no more than one year after December 31, 1998.

Based on the final financial results at September 30, 1998, the Company was in default of certain bank covenants. These defaults were as follows:

Section 8.08 Minimum EBITDA: To Maintain Consolidated EBITDA on the last day of each calendar quarter in 1998, to be $1,000,000 or more, and on the last day of each month in 1998, to be $250,000 or more.

On the following monthly and quarter end, default resulted from the shortfall amounts of:


    July 31, 1998            $  546,000
    August 31, 1998          $  175,000
    September 30, 1998       $  180,000
    Third Quarter, 1998      $1,150,000

The Company received a waiver from its bank for all of the defaults in covenant provisions through November 13, 1998. At the date of filing this Form 10-Q, the Company had reached and signed an agreement including the settlement on the balance of the long-term debt with its bank, Chase Bank of Texas. As a result of that agreement, the Company has no long-term bank debt. Furthermore, no waiver is necessary for those defaults that occurred during the third quarter of 1998. See Note 8. Subsequent Event.

NOTE 3.    DEFERRED SITE DEVELOPMENT COSTS

The Company has been selected to locate, develop and operate the low-level radioactive waste ("LLRW") facilities for the Southwestern Compact in California ("Ward Valley facility") and the Central Interstate Compact in Nebraska ("Butte facility"). The license for the Southwestern Compact disposal facility at Ward Valley was issued by the California Department of Health Services ("DHS") in September 1993. All costs related to the development of the Ward Valley facility have been paid and capitalized by the Company. As of September 30, 1998, the Company had deferred pre-operational facility development costs totaling $55,119,000, (55% of total assets). Of this cost $12,601,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are expected to be recovered during the facility's first 20 years of operating from future waste disposal revenues based upon disposal fees approved by the DHS in accordance with existing state rate-base regulations. The rate setting process is expected to include an independent state prudence review of pre-operational costs incurred by the Company prior to inclusion in the rate-base. The Company expects all of the costs that it has deferred for this facility, plus additional unrecognized project interest costs, to be included as a component of the rate-base. However, there can be no assurance that any or all of the costs will be recovered.

Allowable costs incurred by the Company for development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Substantially all development funding is being provided by the major generators of waste-electric utilities in the five state CIC region. As of September 30, 1998, approximately $85 million had been expended. In June 1998, the CIC and the major generators approved Amendment 7 to their contract, committing an additional $6.1 million. The Company had contributed and deferred, as of September 30, 1998, approximately $7.9 million, (8% of total assets), including $1.8 million in capitalized interest cost. No further capital investment is required from the Company prior to a license decision by the State of Nebraska. The Company expects all deferred costs for this facility, plus additional unrecognized project interest of approximately $15 million, to be included as a component of the rate base and is expected to be recovered during facility operations. The Company, however, would lose all claims and rights to reimbursement of its contributions and accrued interest if the CIC chooses not to go forward with the project and exercises its conditional option to terminate the contract. The CIC may terminate the contract upon ten (10) days written notice if all project funds are expended prior to a licensing decision by the State of Nebraska, or if the major generators have either ceased funding the project or notified the CIC of their intention to cease funding pursuant to Amendment 7 of their contract.

The Company has received a preliminary "Intent To Deny License" notification by the directors of two state agencies in Nebraska. Analysis indicates that all previous state concerns have been resolved and that the prior state technical review does not support the director's preliminary intent to deny license.

The construction and operation of the Ward Valley and Butte facilities are still being delayed by efforts to oppose development of the sites that are the subject of various legal proceedings. These issues were discussed in detail in the 1997 Form 10-K under Part I, Item 1, "Business - Low-Level Radioactive Waste Services Disposal Services - Proposed Ward Valley, California Facility" and "-Proposed Butte, Nebraska Facility". At this time, it is not possible to predict with certainty the length of these delays and when, or if, the Butte facility license will be granted, "and" when, or if, the land for the Ward Valley project property will be obtained. Although the timing and outcome of the legal proceedings referred to above are not presently determinable, the Company continues to actively pursue the conveyance of the land from the federal government to the State of California so that construction may begin, and to actively pursue licensing of the Butte facility.

The Company believes that the Butte facility license will be granted, the Ward Valley site land will be transferred, operations of both facilities will commence, and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations.

In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, on the site development projects while the facilities being developed are undergoing activities to ready them for their intended use. Interest capitalized during the six month periods ended September 30, 1998 and 1997 was $1,910,000 and $1,834,000, respectively.

NOTE 4.  EARNINGS PER SHARE

Net Income (Loss) Per Share. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which supercedes APB Opinion 15. This statement with new standards became effective for annual periods ending after December 15, 1997. The adoption of SFAS No. 128 by the Company did not have a material effect on earnings per share.

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

The calculation of net loss per common share for the three and nine months ended September 30, 1998 and 1997, respectively, is as follows:


                                                                 (000's except per share amounts)
                                                             Three months ended     Nine months ended
                                                                September 30,         September 30,
                                                            --------------------   --------------------
                                                              1998        1997       1998        1997
                                                            --------    --------   --------    --------
Net earnings (loss) available to common shareholders        $ (1,192)   $     63   $ (1,258)   $    101
                                                            ========    ========   ========    ========
Weighted average shares outstanding:
     Common shares outstanding at end of period               13,498       8,113     12,428       8,113

Shares used in computing earnings (loss) per share            13,498       8,113     12,428       8,113

Basic EPS                                                   $   (.09)   $    .01   $   (.10)   $    .01
                                                            ========    ========   ========    ========
Diluted EPS                                                 $   (.09)   $    .01   $   (.10)   $    .01
                                                            ========    ========   ========    ========



NOTE 5.   COMMITMENTS AND CONTINGENCIES

Other than the information set forth in Part II, Item 1, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1997 Annual Report on Form 10-K.

Environmental Matters: The Company is subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result of changing practices and attitudes, management believes the Company will modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business. Management believes the Company is in compliance, for all material respects, with the laws and regulations affecting its operations, however, there is no assurance that the Company will not have compliance expenditures in the future.

Insurance

The Company carries a broad range of insurance coverage, which management considers prudent for the protection of the Company's assets and operations. Some of this insurance coverage is subject to a varying degree of risk retention by the Company.

Casualty coverage currently includes $1,000,000 primary commercial general liability with a $2,000,000 aggregate and $5,000,000 primary automobile liability. The Company maintains workers' compensation insurance in accordance with laws of the various states in which it maintains employees. This coverage is supported by $25,000,000 in umbrella insurance protection. The property policy provides insurance coverage for all of the Company's real and personal property.

The Company also currently has an environmental impairment liability ("EIL") insurance policy for certain of its non-nuclear landfills, transfer stations, and recycling facilities that provides coverage for property damage and/or bodily injury to third parties caused by potential off-site pollution emanation from such landfills, transfer stations, or recycling facilities. This policy provides $10,000,000 of coverage per loss with a $10,000,000 aggregate limit.

Professional Environmental Consultants Liability Insurance is carried to cover damages the Company is legally obligated to pay because of an act, error or omission in professional services, or a loss resulting in environmental impairment away from an owned site. This policy is subject to a $5,000,000 per occurrence limit, with a $5,000,000 aggregate.

Nuclear Liability Insurance is carried to cover bodily injury and property damage claims to third parties caused by the nuclear energy hazard for which the Company is legally obligated.

Certain of the Company's landfills and recycling facilities are covered for Closure/Post Closure costs through a direct risk transfer insurance policy. Other sites are covered through funds as required by the various states.

NOTE 6.   PREFERRED STOCK

In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible 11.25% Preferred stock for $3,000,000 in cash. On December 30, 1997, the Company registered with the Securities and Exchange Commission a Shareholder Rights Offering. The Rights Offering was concluded February 10, 1998. In the Rights Offering the Company sold 3,912,936 shares of its common stock; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E preferred stock in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E preferred, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company. The Company had issued 300,000 shares of Series E Redeemable Convertible 11.25% Preferred Stock for $3,000,000 in cash. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E Designation Certificate. As a result of the rights offering and Series E conversion, the Company now has approximately 13,498,429 shares of common stock outstanding at September 30, 1998.

In September 1995, the Board of Directors of the Company authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. During September through December 1995, the Company sold 105,264 shares of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the company's directors ("the Investing Group") and received cash proceeds of $4,759,000 which is net of offering expenses of $101,000 and $140,000 in settlement of liabilities to two members of the Investing Group. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Accrued unpaid dividends totaled $1,249,000 and $934,000 at September 30, 1998 and December 31, 1997, respectively. The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants can be exercised at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed to be de minimis.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

The International Accounting Standards Committee, IASC, revised IAS No.1, Presentation of Financial Statements, and No. 14, Segment Reporting, effective for accounting periods beginning on or after July 1, 1998. Statement No.14 applies only to publicly traded companies and requires that information be reported for segments of a business along product and service lines and geographically in addition to consolidated enterprise-wide information in the basic financial statements. This reporting is in conjunction with the Financial Accounting Standards Board which issued Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has reported in accordance with these standards, financial information as disclosed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 8.  SUBSEQUENT EVENTS

On November 13, 1998, the Company announced that it had reached an agreement with its bank, Chase Bank of Texas, for settlement of $41.9 million in long term debt. The essential terms of the agreement include the payment of $4.2 million, a sale of net profits interest in the Company's Ward Valley project and litigation against the U.S. Department of Interior, and warrants to purchase common stock equal 10% of the Company's outstanding common stock.

The maximum amount Chase Bank can earn from net profits interest agreement is proceeds from litigation on the stalled project, or a combination of profits and litigation proceeds up to $29.6 million and is subject to reduction by as much as $1.0 million for attorney fees incurred in the litigation.

The Company will account for this transaction by reducing on the balance sheet the value in the asset of Ward Valley project from $55.1 million to $25.5 million. This reduces the capitalized asset value by the amount of the agreement, $29.6 million, and the Company will then remove the full value of the bank debt from the balance sheet. The Company will continue with only $1.0 million of other long term and capital lease obligations. This transaction will result in a reduced balance sheet from $99.9 million to approximately $58 million.

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

Certain matters that we discuss in this report are "forward-looking statements" intended to qualify for the safe harbor from liability. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors including, without limitations, ongoing state and federal activities; future economic conditions; ongoing litigation; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement.

Introduction

American Ecology Corporation is the oldest radioactive and hazardous chemical waste company in the United States. Incorporated in 1952 as Nuclear Engineering Company, it has operated radioactive and chemical waste disposal and treatment facilities nationwide longer than any other company.

The Company is organized into two market-focused divisions; the Chemical Division and the Nuclear LLRW Division. In 1997, and for the first nine months of 1998, approximately 40% of revenues were derived from the Chemical Division, while the Nuclear Division generated approximately 60% of revenues.

Several under-performing acquisitions completed in 1994 interrupted the company's strong financial growth in the early 1990's. This situation was intensified by a severe unforeseen downturn in the chemical waste disposal industry. Revenues and earnings peaked in 1994, while write-down of acquired assets resulted in large losses in 1995 and 1996. Since 1995, both gross profit and net income has been steadily improving. This can be directly attributable to the implementation of the strategies developed by the new management team.

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1998 the Company had a working capital deficit of $14,822,000 compared to $13,979,000 for one year earlier, September 30, 1997. Management has improved the Company's financial performance since 1995 and plans to continue reducing the working capital deficit. The Company intends to finance the remainder of its 1998 capital expenditures through cash from operations.

In the last three years the Company has incurred losses from operations. These losses have been reduced each year and while some areas of business remain uncertain, management is continuing its efforts to improve the financial position of the company. The Company has had continuing difficulty in generating sufficient cash to meet the obligations of doing business. In 1995, and then again in 1996, the Board of Directors provided a capital infusion in exchange for preferred stock of American Ecology Corporation. In February 1998, the Company completed a Rights Offering which generated over $2 million of new working capital. These capital contributions since 1995 have totaled about $10 million. The Company cannot be certain about its ability to improve short-term operating results. The Company's financial statements as of September 30, 1998, contain no adjustments to the asset carrying amounts but, certain reserves have been made for ongoing litigation issues. Management's actions and plans to address these issues are as follows:

CREDIT AGREEMENT

In Part I. Item 1. Financial Statements, Note 8. Subsequent Event, hereto, describes how the Company paid off its lender Chase Bank of Texas through the sale of an interest in the Ward Valley project, along with cash and warrants for common stock. The Company will now position itself locally to arrange for a banking facility for regular checking, savings, and lock-box deposits.

During the third quarter, on August 21, 1998, the Company signed a Demand Promissory Note with Chase Bank of Texas for $160,000 and made an assignment of its Federal Income tax refund claim in the amount of $735,000. The proceeds from the issuance of this indebtedness is included in an amendment and waiver to the Third Amended and Restated Credit Agreement. The $900,000 was used to settle a court judgement with Houston 88 as described herein, Part II Item 1, Legal Proceedings.

MEASURES TO REDUCE COSTS

Management has continued to implement a very aggressive financial and operating plan since 1995. The Company has evaluated its position to the surrounding market, measured customer potentials and operating results have improved as a result. The outcome in many areas is difficult to forecast, but management continues to modify the strategic plans to include flexibility. The Company continues to evaluate the viability of certain other operations and their current potential to perform at an acceptable level of profitability. The Company will also take measures to minimize future deferred site development contributions in California.

The Company believes its plan has improved both cost structure and operating results. However, considering the Company's recent losses and insufficient cash flow from operations, there can be no assurance that the operating plan will continue to resolve the Company's liquidity problem in a timely fashion. The Company is currently reviewing opportunities that may prove invaluable to improving the liquidity position as well as reducing the working capital deficit. There can be no assurance, however, that any such effort will provide an opportunity to support operations. In any event, the Company may experience increasing cash flow problems that could cause the Company to materially reduce the current level of its operating activities.

CASH FLOW

For the nine months ended September 30, 1998, the Company had a deficit in cash from operations of $2,289,000. The Company used $1,296,000 of cash in operations to reduce outstanding accounts payable and for payment of burial fees. The Company continues to have difficulty meeting its obligations as they become due. The Company continues to work on a plan to arrange for a new credit facility but, the outcome can not be accurately predicted and there is no assurance that a new credit facility will relieve the company of the many credit obligations that currently exist.

During the third quarter ending September 30, 1998, the Company was unable to collect on certain trade accounts receivable. A total of $881,000 was written off against a reserve in Allowance for Doubtful Accounts, which had no effect on income or earnings for the period. After deducting the write-off of $881,000 the Company continues to maintain an adequate reserve in the Allowance for Doubtful accounts in the amount of $758,000 or 10% of the total accounts receivable outstanding.

The Company believes that it now has a plan in place to more closely scrutinize the credit history of customers before allowing a large trade accounts receivable to be later discovered as not collectible.

The Company spent $84,000 for capital expenditures excluding site development costs and invested $4,126,000 in site development costs for the Ward Valley facility. For the three months ended September 30, 1998, the Company incurred capitalized interest of $980,000 related to the Ward Valley and Butte facilities. The Company raised capital of $1,996,000 through a Rights Offering which concluded on February 10, 1998. See Note 6. to the financial statements for more details.

FUTURE CONSIDERATIONS

The Company continues with its primary subcontractor to respond to an, "Intent to Deny" licensure. This intent to deny license was issued in August by the directors of two State of Nebraska regulatory agencies. The Company owns the land for the Central Interstate Compact site at Butte, Nebraska, but, awaits the license in order to operate the LLRW disposal facility. The directors of the two state regulatory agencies appear to have ignored or rejected the positive findings of their own technical review team. The project team will rebut arguments presented against licensing at public hearings in mid-November.

YEAR 2000 COSTS

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the year has been stored as just two characters (e.g. 98 for 1998). These systems may incorrectly evaluate dates beyond the year 1999, potentially causing system failure and disruption of operations which could affect our business. The Company believes that its computer systems are currently in compliance with the Year 2000 requirement for date changes. Our concern is some of the companies we do business with may not be compliant. The Company has implemented a Year 2000 Plan that addresses traditional hardware and software systems, embedded systems, and service providers. The plan includes identification and coordination with external interfacing systems. The Company expects to be compliant with these issues by mid-year 1999, and does not expect the expenses associated with compliance to have a material affect on the financial position of operations or cash flows.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:


                                Three Months Ended        Nine Months Ended         Three Months Ended       Nine Months Ended
                                September 30, 1998        September 30, 1998        September 30, 1997       September 30, 1997
                                ------------------        ------------------        ------------------       ------------------
                                      $          %           $             %           $           %              $           %
Revenue                            8,855                    28,729                    11,002                    31,333
Operating Costs                    5,703         64.4       17,570         61.2        5,715         51.9       19,023         60.7
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Gross Profit                       3,152         35.6       11,159         38.8        5,287         48.1       12,310         39.3
Selling, G and A Costs             4,354         49.2       13,198         45.9        5,856         53.2       13,785         44.0
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

(Loss) from Operations            (1,202)       (13.6)      (2,039)        (7.1)        (569)        (5.2)      (1,475)        (4.7)
Investment Income                    185          2.1         (209)        (.07)        (380)        (3.5)        (704)        (2.2)
Gain on sale of assets                --          0.0          (72)        (.03)         (27)        (.02)        (134)        (0.4)
Other (income) expense              (263)        (3.0)        (961)        (3.3)        (308)        (2.8)      (1,316)        (4.2)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Income (loss) before          (1,124)       (12.7)        (797)        (2.8)         146          1.3          679          2.2
   income taxes
Income tax expense (benefit)         (35)        (0.4)         146          0.5         (111)        (1.0)           9          0.0
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Income (loss)                 (1,089)       (12.3)        (943)        (3.3)         257          2.3          670          2.1
Preferred stock dividends            103          1.2          315          1.1          194          1.8          569          1.8
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss) available
   to common shareholders         (1,192)       (13.5)      (1,258)        (4.4)          63          .06          101          .03
                               =========    =========    =========    =========    =========    =========    =========    =========

The following table presents the periods indicated in a period to period change in thousands of dollars and percentage change for operations:


                           Period to Period Change For      Period to Period Change For
                             the Three Months Ended            the Nine Months Ended
                           September 30, 1998 and 1997      September 30, 1998 and 1997
                           ---------------------------      ---------------------------
                               $               %                    $              %
Statement of Operations
Revenues
Chemical Division             102             2.0                (112)          (1.0)
LLRW Division              (2,249)          (35.0)             (2,492)         (13.0)

EBINT (1)
Chemical Division             647            12.7               1,182          154.0
LLRW Division              (1,563)         (135.0)             (2,501)         (58.0)

Consolidated Net Income    (1,346)         (524.0)             (1,613)       (2,41.0)

EBITDA (2)
Consolidated               (3,629)         (146.4)             (3,489)        (128.7)

(1) EBINT represents income from operations before deducting interest and taxes.
(2) EBITDA represents income from operations plus depreciation and amortization expense.

REVENUES

For the three and nine months ended September 30, 1998, the Company reported revenue of $8,855,000, or a 19.5% decrease, and $28,729,000, or a 8.3%, decrease to the corresponding prior year period. The Company is in need of increased sales from all of the operating facilities. While the industry has yielded declines to the disposition of chemical and LLRW waste, the Company has maintained its market share. The decline in revenue is also attributable to lost time production at the Oak Ridge, Tennessee facility due to a prior labor union strike. The union strike took place in February 1998, but has had long lasting effects on operations and production for 1998. There has also been a reduction in revenue from some of the Chemical division's operations. Texas Ecologists landfill has suffered declining revenues along with the transportation and Surecycle(R) operations, some of these declines have been offset by the increased sales at the Beatty, Nevada landfill. At Richland, Washington, the Company operates a LLRW site,, charging rates for disposal set by the Washington Utility and Transportation Commission (WUTC). Generally by the third quarter the annual fees have been collected and then there is a prorated decline in recorded revenues for the balance of the year, so as not to exceed the annual allotment provided for by the WUTC.

The Chemical division, for the three and nine months ended September 30, 1998, reported revenues of $4,593,000, a 2% increase, and $12,006,000, a 1% decrease, to the corresponding prior year period. The LLRW division for the three and nine months ended September 30, 1998, reported revenues of $4,262,000, a 35% decrease, and $16,723,000, a 13% decrease, to the corresponding prior year period. As explained in the preceding paragraph, the Oak Ridge, Tennessee facility has undergone a series of events that have had a cumulative negative impact on operating performance. Those events have included; foremost the labor union strike, lost work in the motor rebuild facility, some of which was attributable to the labor union strike, and a downturn in the waste brokerage business.

OPERATING COSTS

                                                     Period to Period Change            Period to Period Change
                                                    For the Three Months Ended         For the Nine Months Ended
                                                    September 30, 1998 and 1997        September 30, 1998 and 1997
                                                    ---------------------------        ---------------------------
Statement of Operations                                  $               %                  $               %
Direct Operating Costs

Chemical Division                                       (639)          (20.2)            (1,565)          (17.7)
LLRW Division                                           (806)          (19.9)                 3            (0.0)

Selling, General and Administrative Costs
Chemical Division                                        (55)           (3.4)               260             5.8
LLRW Division                                            (23)           (1.5)              (222)           (4.6)

Other Costs
Chemical Division                                          69            63.3               (90)          (29.6)
LLRW Division                                             204             1.0               229           (81.2)

Operating costs and expenses have declined overall during 1998. The Company reported a decrease of $12,000, or less than 1.0%, and a decrease of $1,453,000, or 7.6%, for the three and nine months ended September 30, 1998, respectively, compared to the corresponding periods of 1997. As a percentage of operating revenues, operating costs and expenses increased from 52% to 64% for the three months ended September 30, 1997 and 1998, respectively, and remained constant at 61% for the nine months ended for both September 30, 1997 and 1998. It appears that operating costs in total were nearly fixed at $5,715,000 and $5,703,000 for the three months ended September 30, 1997 and 1998, but only increased as percentage of revenue due to the decline in third quarter revenues for 1998. As explained above, this decline was largely due to Oak Ridge, Tennessee facility operations. Senior management changes were made at this facility as part of overall efforts to improve revenue performance.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $1,502,000, or 26%, and $587,000, or 4%, for the three and nine months ended September 30, 1998, respectively as compared to the prior year periods. As a percentage of operating revenues selling, general and administrative expenses decreased to 53% from 49% for the three months ended September 30, 1997 and 1998, respectively, and increased from 44% to 46% for the nine months ended September 30, 1997 and 1998. The majority of the decrease in selling, general and administrative expenses occurred in the third quarter of 1998. For the nine months ended September 30, 1998, legal expenses at the corporate level decreased from $639,000 in 1997 to $89,000 in 1998. The remainder of the reduced costs in this category are made up from lower spending at each of the area locations in both chemical and LLRW divisions, including the reduction of spending at the closed Winona, Texas facility.

The Company has attempted to be very conservative in cost saving measures like travel expense, entertainment, seminars, other employee benefits, and related activities. Management believes that it has applied, and will continue to apply, the aggressive cost saving measures and implementation of the recovery plan it began in 1995.

OTHER INCOME AND INVESTMENT INCOME

Other Income includes income on the sale of investments, income from the sale of certain resources from land, timber, or gravel from property in Texas, and other accounting adjustments for prior period reserves. For the three months ended September 30, 1997, and 1998, other income declined from $308,000 to $263,000, and for the nine months declined from $1,316,000 to $961,000.

Investment income is comprised principally of interest income earned on various investments in letters of credit and money market investments, dividend income, and capital gains and losses earned on the Company's stock portfolio classified as trading securities. For the nine months ended September 30, 1998, the Company reported investment income of $209,000 compared to $704,000 for the period of 1997.

The decrease in income producing investments declined by approximately $500,000 for the nine month period ending September 30, 1997 and 1998, mainly due to a dividend taken from the Company's captive insurance company. During the same period other investment income and expense declined in comparison to the third quarter ending 1997, as most of the assets had been sold from the Winona, Texas facility, and the Company did not incur many asset sales in 1998.

INCOME TAXES

For the three months ended September 30, 1998, the Company reported an effective income tax benefit rate of 3%. The Company is not recognizing any deferred tax benefits for net operating loss carry forwards from prior years, due to the Company's full valuation allowance provided for these deferred taxes.

NEW ACCOUNTING PRONOUNCEMENTS

The International Accounting Standards Committee, IASC, revised IAS No.1, Presentation of Financial Statements, and No. 14, Segment Reporting, effective for accounting periods beginning on or after July 1, 1998. Statement No.14 applies only to publicly traded companies and requires that information be reported for segments of a business along product and service lines and geographically in addition to consolidated enterprise-wide information in the basic financial statements. This reporting is in conjunction with the Financial Accounting Standards Board Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of these statements and standards has not had a material impact on the consolidated financial statements of the Company. The Company has provided segment information for both the Chemical and LLRW division in Part I, Item 2.

PART II    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

In addition to previously reported litigation, the Company and certain of its subsidiaries are involved in other civil litigation and administrative matters, including permit application proceedings in connection with the established operation, closure and post-closure activities of certain sites.

Management has established reserves for certain matters previously reported and for certain anticipated legal fees based on management's estimates of the outcome. During the course of legal proceedings, those estimates may change. While the outcome of any particular action or administrative proceeding cannot be predicted with certainty, management is unable to conclude that the ultimate outcome, if unfavorable, of the litigation and other matters previously reported will not have a material adverse effect on the operations or financial condition of the Company.

Except for the matters discussed below, there were no material developments with respect to previously reported legal proceedings.

HOUSTON OFFICE 88, INC. V. AMERICAN ECOLOGY CORPORATION V. ALTRA ENERGY TECHNOLOGIES, L.L.C., DISTRICT COURT OF HARRIS COUNTY, TEXAS, CASE NO. 96-47050.

Plaintiffs filed this case in September 1996 seeking more than $4.1 million in rent, interest, costs and attorneys fees, alleging the Company breached its office lease agreement by vacating its former corporate headquarters in Houston, Texas. The Plaintiffs won summary judgement January 13, 1998 in the amount of $2,044,346.40 plus interest. A settlement was reached August 14, 1998 and the Company paid Plaintiffs $900,000 in full satisfaction of the judgment. All appeals have been dismissed, and the matter is closed.

PHYLLIS GLAZER AND M.O.S.E.S. V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, U.S. DISTRICT COURT, EASTERN DISTRICT COURT, EASTERN DISTRICT TEXAS, CASE NO. 6:94-CV-708.

This citizen suit under the federal Resource Conservation and Recovery Act and the Clean Air Act, alleged that the Winona facility violated permits and regulations, endangering health and the environment. The case became moot with the entry of an agreed closure order by the Texas Natural Resource Conservation Commission on November 12, 1997. The case was dismissed on August 29, 1998.

ITEM 2.    CHANGES IN SECURITIES

                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.    OTHER INFORMATION

                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits


-------------------------------------------------------------------------------------------------------------------
Exhibit                                 Description                                Incorporated by Reference from
  No.                                                                                      Registrant's
-------------------------------------------------------------------------------------------------------------------
   3.1     Restated Certificate of Incorporation, as amended                      1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   3.2     Certificate of Amendment to Restated Certificate of Incorporation      Form S-4 dated 12-24-92
           dated June 4, 1992
-------------------------------------------------------------------------------------------------------------------
   3.3     Amended and Restated Bylaws dated February 28, 1995                    1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.1    Sublease dated February 26, 1976, between the State of Washington,     Form 10 filed 3-8-84
           the United States Dept. of Commerce and Economic Development, and
           Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.
-------------------------------------------------------------------------------------------------------------------
   10.2    Lease dated May 1, 1977 ("Nevada Lease"), between the state of         Form 10 filed 3-8-84
           Nevada, Dept. of Human Resources and Nuclear Engineering Company,
           with Addendum thereto, dated December 7, 1982
-------------------------------------------------------------------------------------------------------------------
   10.3    Addendum to Nevada Lease dated March 28, 1988                          1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.4    Nevada State Health Division, Radioactive Material License issued to   1989 Form 10-K
           US Ecology, Inc. dated December 29, 1989
-------------------------------------------------------------------------------------------------------------------
   10.5    Administrative Order by Consent between the United States              1985 Form 10-K
           Environmental Protection Agency and US Ecology, Inc. ("USE") dated
           September 30, 1985
-------------------------------------------------------------------------------------------------------------------
   10.6    State of Washington Radioactive Materials License issued to US         1986 Form 10-K
           Ecology, Inc. dated January 21, 1987
-------------------------------------------------------------------------------------------------------------------
  10.11    Agreement between the Central Interstate Low-Level Radioactive Waste   2nd Quarter 1988 10-Q
           Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
           January 28, 1988 ("Central Interstate Compact Agreement")
-------------------------------------------------------------------------------------------------------------------
  10.12    Amendment to Central Interstate Compact Agreement dated May 1, 1990    1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.13    Second Amendment to Central Interstate Compact Agreement dated June    1994 Form 10-K
           24, 1991
-------------------------------------------------------------------------------------------------------------------
  10.14    Third Amendment to Central Interstate Compact Agreement dated July 1,  1994 Form 10-K
           1994
-------------------------------------------------------------------------------------------------------------------
  10.15    Settlement agreement dated May 25, 1988 among the Illinois Department  Form 8-K dated 6-7-88 of Nuclear Safety, US Ecology, Inc. and American Ecology Corporation
           of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site
-------------------------------------------------------------------------------------------------------------------
  10.16    Nevada Division of Environmental Protection Permit for Hazardous       1988 Form 10-K
           Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
           Inc. dated June 24, 1988
-------------------------------------------------------------------------------------------------------------------
  10.17    Texas Water Commission Permit for Industrial Solid Waste Management    1988 Form 10-K
           Site (Part B) issued to Texas Ecologists, Inc. dated December 5, 1988
-------------------------------------------------------------------------------------------------------------------
  10.18    Memorandum of Understanding between American Ecology Corporation and   1989 Form 10-K
           1989 Form 10-K the State of California dated August 15, 1988
-------------------------------------------------------------------------------------------------------------------
  10.19    United States Environmental Protection Agency approval to dispose of   1989 Form 10-K
           non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
           Nevada chemical waste disposal facility
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
  10.20    Employment Agreement between American Ecology Corporation and C.       1993 Form 10-K
           Clifford Wright, Jr. dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.21    Employment Agreement between American Ecology Corporation and William  1993 Form 10-K
           P. McCaughey dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.22    Employment Agreement between American Ecology Corporation and Stephen  1993 Form 10-K
           W. Travers dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.23    Employment Agreement between American Ecology Corporation and Harry    1993 Form 10-K
           O. Nicodemus, IV dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.24    Employment Agreement between American Ecology Corporation and Ronald   1993 Form 10-K
           K. Gaynor dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.26    Amended and Restated American Ecology Corporation 1992 Stock Option    Proxy Statement dated 4-26-94
           Plan  *
-------------------------------------------------------------------------------------------------------------------
  10.27    Amended and Restated American Ecology Corporation 1992 Outside         Proxy Statement dated 4-26-94
           Director Stock Option Plan  *
-------------------------------------------------------------------------------------------------------------------
  10.28    American Ecology Corporation 401 (k) Savings  Plan  *                  1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.29    American Ecology Corporation Retirement Plan  *                        1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.30    Credit Agreement between American Ecology Corporation, its             1994 Form 10-K
           subsidiaries and Texas Commerce Bank National Association dated
           December 1, 1994 (terminated by 10.41 below)
-------------------------------------------------------------------------------------------------------------------
  10.31    Security Agreement dated as of December 1, 1994 by American Ecology    1994 Form 10-K
           Corporation in favor of Texas Commerce Bank, National Association
           (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------
  10.32    Security Agreement by subsidiaries of American Ecology Corporation     1994 Form 10-K
           dated as of December 1, 1994 in favor of Texas Commerce Bank,
           National Association (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------
  10.33    Lease Agreement between American Ecology Corporation and VPM 1988-1,   Form S-4 filed 12-24-92
           Ltd. dated October 14, 1992
-------------------------------------------------------------------------------------------------------------------
  10.34    Rights Agreement dated as of December 7, 1993 between American         Form 8-K dated 12-7-93
           Ecology Corporation and Chemical Shareholders Services Group, Inc. as
           Rights Agent
-------------------------------------------------------------------------------------------------------------------
  10.35    Agreement and Plan of Merger by and between American Ecology           Form S-4 dated 12-24-92
           Corporation and Waste Processor Industries, Inc.
-------------------------------------------------------------------------------------------------------------------
  10.36    Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,     1993 Form 10-K
           the State of Nevada, the Nevada State Environmental Commission, and
           the Nevada Dept. of Human Resources
-------------------------------------------------------------------------------------------------------------------
  10.37    Settlement Agreement dated as of January 19, 1994 by and among US      1993 Form 10-K
           Ecology, Inc., Staff of the Washington Utilities and Transportation
           Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
           General Electric Company, the Washington Public Power Supply System
           and Public Service Company of Colorado.
-------------------------------------------------------------------------------------------------------------------
  10.38    Agreement dated January 28, 1994 between American Ecology              Form 8-K dated 2-3-94
           Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
           Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement
           #2, Thomas W. McNamara and Thomas W. McNamara as a trustee of the Jenner & Block Profit Sharing Trust No. 082.
-------------------------------------------------------------------------------------------------------------------
  10.39    Agreement of Purchase and Sale dated as of April 7, 1994 by and among  1st Quarter 1994 Form 10-Q,
           American Ecology Corp., American Ecology Recycle Center, Inc.,         3rd Quarter 1994 Form 10-Q
           Quadrex Environmental Company and Quadrex Corporation, as amended by
           Amendments dated June 14, 1994 and August 22, 1994.
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
  10.40    Stock Purchase Agreement dated as of May 10, 1994 by and between       1st Quarter 1994 Form 10-Q, 3rd
           American Ecology Corporation and Mobley Environmental Services, Inc.,  Quarter 1994 Form 10-Q
           as amended by Amendment dated September 21, 1994.
-------------------------------------------------------------------------------------------------------------------
  10.41    Second Amended Restated Credit Agreement between American Ecology      1995 Form 10-K
           Corporation, its subsidiaries and Texas Commerce Bank National
           Association dated June 30, 1995
-------------------------------------------------------------------------------------------------------------------
  10.42    Security Agreement dated June 30, 1995 by American Ecology             1995 Form 10-K
           Corporation in favor of Texas Commerce Bank National
           Association.
-------------------------------------------------------------------------------------------------------------------
  10.43    Security Agreement dated June 30, 1995 by subsidiaries of American     1995 Form 10-K
           Ecology Corporation in favor of Texas Commerce Bank National
           Association.
-------------------------------------------------------------------------------------------------------------------
  10.46    Rights Offering and Prospectus with American Ecology Corporation and   Form S-3 dated 9-9-97
           ChaseMellon Shareholder Services as Rights
           Agent.
-------------------------------------------------------------------------------------------------------------------
  10.47    Amended Rights Offering and Prospectus with American Ecology           Form S-3/A dated 12-30-97
           Corporation and ChaseMellon Shareholder Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
    21     List of Subsidiaries                                                   1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   23.1    Consent of Arthur Andersen LLP
-------------------------------------------------------------------------------------------------------------------
   23.2    Consent of Balukoff, Lindstrom & Co., P.A.
-------------------------------------------------------------------------------------------------------------------
    27     Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

           b.   Reports on Form 8-K

-------------------------------------------------------------------------------------------------------------------
  16.1     Change of Auditors Letter - November 25, 1996                          Form 8-K
-------------------------------------------------------------------------------------------------------------------
  10.44    Series E Redeemable Convertible Preferred Stock - November 27, 1996    Form 8-K
-------------------------------------------------------------------------------------------------------------------
  10.45    Third Amended & Restated Credit Agreement - February 18, 1997          Form 8-K
-------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AMERICAN ECOLOGY CORPORATION
                                                 (REGISTRANT)


Date:  November 11, 1998                  By:
                                             -------------------------------
                                             Jack K. Lemley
                                             Chief Executive Officer


Date:  November  11, 1998                 By:
                                             -----------------------------
                                             R. S. Thorn
                                             Vice President of Administration
                                             Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN ECOLOGY CORPORATION
                                                 (REGISTRANT)


Date:  November 11, 1998                  By: /s/ Jack L. Lemley
                                             -------------------------------
                                             Jack K. Lemley
                                             Chief Executive Officer


Date:  November  11, 1998                 By: /s/ R. S. Thorn
                                             -----------------------------
                                             R. S. Thorn
                                             Vice President of Administration
                                             Chief Accounting Officer

                                 EXHIBIT INDEX


-------------------------------------------------------------------------------------------------------------------
Exhibit                                 Description                               Incorporated by Reference from
  No.                                                                                      Registrant's
-------------------------------------------------------------------------------------------------------------------
   3.1     Restated Certificate of Incorporation, as amended                      1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   3.2     Certificate of Amendment to Restated Certificate of Incorporation      Form S-4 dated 12-24-92
           dated June 4, 1992
-------------------------------------------------------------------------------------------------------------------
   3.3     Amended and Restated Bylaws dated February 28, 1995                    1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.1    Sublease dated February 26, 1976, between the State of Washington,     Form 10 filed 3-8-84
           the United States Dept. of Commerce and Economic Development, and
           Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.
-------------------------------------------------------------------------------------------------------------------
   10.2    Lease dated May 1, 1977 ("Nevada Lease"), between the state of         Form 10 filed 3-8-84
           Nevada, Dept. of Human Resources and Nuclear Engineering Company,
           with Addendum thereto, dated December 7, 1982
-------------------------------------------------------------------------------------------------------------------
   10.3    Addendum to Nevada Lease dated March 28, 1988                          1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.4    Nevada State Health Division, Radioactive Material License issued to   1989 Form 10-K
           US Ecology, Inc. dated December 29, 1989
-------------------------------------------------------------------------------------------------------------------
   10.5    Administrative Order by Consent between the United States              1985 Form 10-K
           Environmental Protection Agency and US Ecology, Inc. ("USE") dated
           September 30, 1985
-------------------------------------------------------------------------------------------------------------------
   10.6    State of Washington Radioactive Materials License issued to US         1986 Form 10-K
           Ecology, Inc. dated January 21, 1987
-------------------------------------------------------------------------------------------------------------------
  10.11    Agreement between the Central Interstate Low-Level Radioactive Waste   2nd Quarter 1988 10-Q
           Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
           January 28, 1988 ("Central Interstate Compact Agreement")
-------------------------------------------------------------------------------------------------------------------
  10.12    Amendment to Central Interstate Compact Agreement dated May 1, 1990    1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.13    Second Amendment to Central Interstate Compact Agreement dated June    1994 Form 10-K
           24, 1991
-------------------------------------------------------------------------------------------------------------------
  10.14    Third Amendment to Central Interstate Compact Agreement dated July 1,  1994 Form 10-K
           1994
-------------------------------------------------------------------------------------------------------------------
  10.15    Settlement agreement dated May 25, 1988 among the Illinois Department  Form 8-K dated 6-7-88 of Nuclear Safety, US Ecology, Inc. and American Ecology Corporation
           of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site
-------------------------------------------------------------------------------------------------------------------
  10.16    Nevada Division of Environmental Protection Permit for Hazardous       1988 Form 10-K
           Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
           Inc. dated June 24, 1988
-------------------------------------------------------------------------------------------------------------------
  10.17    Texas Water Commission Permit for Industrial Solid Waste Management    1988 Form 10-K
           Site (Part B) issued to Texas Ecologists, Inc. dated December 5, 1988
-------------------------------------------------------------------------------------------------------------------
  10.18    Memorandum of Understanding between American Ecology Corporation and   1989 Form 10-K
           the State of California dated August 15, 1988
-------------------------------------------------------------------------------------------------------------------
  10.19    United States Environmental Protection Agency approval to dispose of   1989 Form 10-K
           non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
           Nevada chemical waste disposal facility
----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
  10.20    Employment Agreement between American Ecology Corporation and C.       1993 Form 10-K
           Clifford Wright, Jr. dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.21    Employment Agreement between American Ecology Corporation and William  1993 Form 10-K
           P. McCaughey dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.22    Employment Agreement between American Ecology Corporation and Stephen  1993 Form 10-K
           W. Travers dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.23    Employment Agreement between American Ecology Corporation and Harry    1993 Form 10-K
           O. Nicodemus, IV dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.24    Employment Agreement between American Ecology Corporation and Ronald   1993 Form 10-K
           K. Gaynor dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
  10.26    Amended and Restated American Ecology Corporation 1992 Stock Option    Proxy Statement dated 4-26-94
           Plan  *
-------------------------------------------------------------------------------------------------------------------
  10.27    Amended and Restated American Ecology Corporation 1992 Outside         Proxy Statement dated 4-26-94
           Director Stock Option Plan  *
-------------------------------------------------------------------------------------------------------------------
  10.28    American Ecology Corporation 401(k) Savings  Plan  *                   1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.29    American Ecology Corporation Retirement Plan  *                        1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
  10.30    Credit Agreement between American Ecology Corporation, its             1994 Form 10-K
           subsidiaries and Texas Commerce Bank National Association dated
           December 1, 1994 (terminated by 10.41 below)
-------------------------------------------------------------------------------------------------------------------
  10.31    Security Agreement dated as of December 1, 1994 by American Ecology    1994 Form 10-K
           Corporation in favor of Texas Commerce Bank, National Association
           (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------
  10.32    Security Agreement by subsidiaries of American Ecology Corporation     1994 Form 10-K
           dated as of December 1, 1994 in favor of Texas Commerce Bank,
           National Association (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------
  10.33    Lease Agreement between American Ecology Corporation and VPM 1988-1,   Form S-4 filed 12-24-92
           Ltd. dated October 14, 1992
-------------------------------------------------------------------------------------------------------------------
  10.34    Rights Agreement dated as of December 7, 1993 between American         Form 8-K dated 12-7-93
           Ecology Corporation and Chemical Shareholders Services Group, Inc. as
           Rights Agent
-------------------------------------------------------------------------------------------------------------------
  10.35    Agreement and Plan of Merger by and between American Ecology           Form S-4 dated 12-24-92
           Corporation and Waste Processor Industries, Inc.
-------------------------------------------------------------------------------------------------------------------
  10.36    Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,     1993 Form 10-K
           the State of Nevada, the Nevada State Environmental Commission, and
           the Nevada Dept. of Human Resources
-------------------------------------------------------------------------------------------------------------------
  10.37    Settlement Agreement dated as of January 19, 1994 by and among US      1993 Form 10-K
           Ecology, Inc., Staff of the Washington Utilities and Transportation
           Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
           General Electric Company, the Washington Public Power Supply System
           and Public Service Company of Colorado.
-------------------------------------------------------------------------------------------------------------------
  10.38    Agreement dated January 28, 1994 between American Ecology              Form 8-K dated 2-3-94
           Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
           Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement
           #2, Thomas W. McNamara and Thomas W. McNamara as a trustee of the Jenner & Block Profit Sharing Trust No. 082.
-------------------------------------------------------------------------------------------------------------------
  10.39    Agreement of Purchase and Sale dated as of April 7, 1994 by and among  1st Quarter 1994 Form 10-Q, 3rd
           American Ecology Corp., American Ecology Recycle Center, Inc.,         Quarter 1994 Form 10-Q
           Quadrex Environmental Company and Quadrex Corporation, as amended by
           Amendments dated June 14, 1994 and August 22, 1994.
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
  10.40    Stock Purchase Agreement dated as of May 10, 1994 by and between       1st Quarter 1994 Form 10-Q, 3rd
           American Ecology Corporation and Mobley Environmental Services, Inc.,  Quarter 1994 Form 10-Q
           as amended by Amendment dated September 21, 1994.
-------------------------------------------------------------------------------------------------------------------
  10.41    Second Amended Restated Credit Agreement between American Ecology      1995 Form 10-K
           Corporation, its subsidiaries and Texas Commerce Bank National
           Association dated June 30, 1995
-------------------------------------------------------------------------------------------------------------------
  10.42    Security Agreement dated June 30, 1995 by American Ecology             1995 Form 10-K
           Corporation in favor of Texas Commerce Bank National Association.
-------------------------------------------------------------------------------------------------------------------
  10.43    Security Agreement dated June 30, 1995 by subsidiaries of American     1995 Form 10-K
           Ecology Corporation in favor of Texas Commerce Bank National
           Association.
-------------------------------------------------------------------------------------------------------------------
  10.46    Rights Offering and Prospectus with American Ecology Corporation and   Form S-3 dated 9-9-97
           ChaseMellon Shareholder Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
  10.47    Amended Rights Offering and Prospectus with American Ecology           Form S-3/A dated 12-30-97
           Corporation and ChaseMellon Shareholder Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
    21     List of Subsidiaries                                                   1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   23.1    Consent of Arthur Andersen LLP                                         1997/1996 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   23.2    Consent of Balukoff, Lindstrom & Co., P.A.                             Form S-3 9-9-97
-------------------------------------------------------------------------------------------------------------------
    27     Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

           b.   Reports on Form 8-K

-------------------------------------------------------------------------------------------------------------------
  16.1     Change of Auditors Letter - November 25, 1996                          Form 8-K
-------------------------------------------------------------------------------------------------------------------
  10.44    Series E Redeemable Convertible Preferred Stock - November 27, 1996    Form 8-K
-------------------------------------------------------------------------------------------------------------------
  10.45    Third Amended & Restated Credit Agreement - February 18, 1997          Form 8-K
-------------------------------------------------------------------------------------------------------------------