Form 10-K
period 1998-12-31
AMERICAN ECOLOGY CORP
filed 1999-03-31
CIK 742126

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR FISCAL YEAR ENDED DECEMBER 31, 1998     COMMISSION FILE NUMBER 0-11688

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

                             Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ].

     At March 29, 1999, Registrant had outstanding 13,557,275 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $39,307,600 based on the closing price of $2.93 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders.
Part III

                                     PART I

ITEM 1.     BUSINESS

     American Ecology Corporation and its subsidiaries (collectively referred to as the "Company" unless otherwise indicated) provide processing, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. Hazardous waste consists primarily of industrial waste, including waste regulated under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and the Toxic Substance Control Act ("TSCA"). Low-level radioactive waste ("LLRW" or "low-level waste") consists of materials contaminated with low-levels of radioactive elements and isotopes and is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. In 1998, 41% of the Company's revenues were derived from hazardous waste services and 59% of the Company's revenues were derived from LLRW services.

     The Company operates through wholly owned subsidiaries. Its principal subsidiaries are: US Ecology, Inc., a California corporation ("US Ecology"), Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"), American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"), American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"), and American Liability and Excess Insurance Company, a Vermont corporation (ALEX).

     The Company and its predecessors have been in business for over 46 years.

     The following table identifies sites currently operated by the Company.

CHEMICAL SERVICES

FACILITY                  LOCATION                    SERVICES
--------                  --------                    --------
US Ecology                Beatty, Nevada              Chemical Hazardous Waste
                                                      & PCB Disposal

Texas Ecologists          Robstown, Texas             Hazardous and Class I Non Hazardous
                                                      Waste Disposal

Surecycle(R)              Robstown, Texas             Hazardous and Non
                                                      Hazardous Waste Brokerage

AET Transportation        Robstown, Texas             Hazardous and Non
                                                      Hazardous Waste Transportation

AEESC                     Winona, Texas               Closed Hazardous Waste Recycling and Deep-well
                                                      Injection Facility

LLRW SERVICES

FACILITY                   LOCATION                  SERVICES
--------                   --------                  --------
US Ecology                Richland, Washington      LLRW Disposal

Mid-West Brokerage        Oak Ridge, Tennessee      LLRW Brokerage

AERC                      Oak Ridge, Tennessee      LLRW Processing, Recycling, Packaging, Surveying, and
                                                    Large Motor Rebuilding

CHEMICAL AND HAZARDOUS WASTE SERVICES

     The Company provides a variety of hazardous waste management services to its customers including stabilization, solid waste disposal, transportation, and brokerage. Customers are in the chemical, petroleum, pharmaceutical, manufacturing, electronics and transportation industries.

     Generally the Company performs services pursuant to non-exclusive service agreements that obligate it to accept hazardous waste from the customer. Fees are determined by such factors as the chemical composition and volume or weight of the wastes involved, the type of transportation or processing equipment used, distance to the processing or disposal facility, state fees and taxes. The Company periodically reviews and adjusts the fees charged for its services.

     The Company competes with several very large companies, including WMI, recently acquired by USA Waste, Browning-Ferris Industries, Inc, and other waste and hazardous waste companies. The Company is small in relation to its competition and does not provide municipal waste services at this time.

STABILIZATION AND DISPOSAL SERVICES

     Beatty, Nevada Facility. The Company's Beatty, Nevada hazardous waste landfill site is on 80 acres. Located 11 miles southeast of Beatty, Nevada in the Amargosa Desert, approximately 100 miles northwest of Las Vegas and 8 miles northeast of Death Valley and the California border. The Company leases the site from the State of Nevada pursuant to a 1977 lease that provided for an initial 20-year term, with a 10-year option for renewal. The Company renewed the lease for 10 years in 1997.

     The hazardous waste site was opened in 1970 and operates under hazardous waste permits from the Nevada Department of Conservation and Natural Resources and the Environmental Protection Agency's ("EPA") Region IX. It is also subject to regulations of the U.S. Department of Transportation ("DOT") relating to methods of handling, packaging and transporting chemical waste. The current state permit was issued in April 1997 and will expire in the normal five-year term at April 2002. The federal EPA "PCB" disposal permit will expire in January of 2001.

     The State of Nevada charges waste fees, which are deposited in a state maintained trust fund for closure and post-closure activities. The Company does not control the state fund but understands from the State of Nevada that the fund is approximately $3,075,000 as of December 31, 1998.

     Beatty's business performance improved considerably in 1998 over 1997. The amount of waste disposed increased 22 percent to 71,000 cubic yards in 1998 from 58,000 cubic yards in 1997. As of December 31, 1998 there were 61,837 cubic yards of below grade air space remaining in the open cell 11. The Company anticipates state approval for an additional 580,000 cubic yards of above ground air space in cell 11 the first of June 1999. In addition, the site permit allows a new cell 12 to be constructed when needed at an additional below ground capacity of approximately 1.3 million cubic yards.

     There was also significant progress on regulatory issues at Beatty during 1998. During the year, the State of Nevada Division of Environmental Protection accepted the Company's 1992 investigation report. As a result, the Company began a one year pilot program to extract vapors from soils at the site under a corrective measures study plan approved by the State. The Company and the State also reached agreement on projected costs of $6.3 million for closure and post closure activities after the facility stops disposing of waste. The Company provided a $3.2 million closure/ post closure commercial insurance policy to augment the $3.1 million it has contributed to the state closure and post closure costs accounts.

     Robstown, Texas Facility. The Company owns 400 acres of land near Robstown, Texas, 15 miles west of Corpus Christi, and operates a hazardous waste disposal site on 240 acres of the land. The site is operated under hazardous waste regulations and permits issued by the Texas Natural Resource Conservation Commission ("TNRCC"). The site is also subject to EPA and DOT regulation. In 1988, the site received a RCRA Part B permit.

     The facility serves a wide range of industries including refining, petrochemical, agricultural and manufacturing. In operation since 1972, the facility has disposed of more than 900,000 cubic yards of hazardous waste. Approximately 20,000 cubic yards of disposal capacity remain. In 1998, 1997 and 1996, 8,000, 11,000 and 41,000 cubic yards of hazardous waste, respectively, were disposed of at the facility. The facility disposed of 36,000 cubic yards of non-hazardous Class I waste in 1998. There are approximately 58,100 cubic yards of physical below ground air space remaining in the current permitted cells. In conjunction with the RCRA Part B permit renewal submitted to the State, the Company has proposed vertical stacking on a current cell that will provide an additional 847,000 cubic yards of air space. Approval of the permit renewal is expected in the second quarter of 1999.

     Groundwater at the Robstown site is monitored through the use of an extensive well system. In 1978, an analysis of the non-potable aquifer underlying the site showed the presence of chemical contamination. The Company has no evidence that the contaminants have migrated beyond the permitted site boundaries and is implementing corrective action plans in compliance with its permit. The Company operates a non-commercial deep-injection well at the facility to dispose of contaminated groundwater and leachate in compliance with groundwater remediation requirements. The program has had substantial success to date.

     General. The Company also offers hazardous waste transportation services to its customers. American Ecology Transportation (AET), managed from the Robstown site, focuses on the Gulf Coast market. The Company transports both hazardous and non-hazardous solid and liquid wastes, generally by truck or trailer, from a waste site to a disposal facility or incinerator. Waste is transported primarily in vehicles specially constructed to comply with applicable DOT requirements. The Company's hazardous waste fleet includes 25 trucks or tractors, 289 roll-off containers and 65 trailers.

     The Company also operates a scheduled, containerized hazardous waste collection service in the Gulf Coast market called Surecycle(R), a division of American Ecology Environmental Services Corporation (AEESC). Surecycle(R) provides small quantity generators with comprehensive waste analysis, technical consultation, labeling, manifesting, collection, transportation, treatment and disposal services for hazardous and non-hazardous wastes. The program uses intermediate bulk containers as a replacement for drums. Surecycle(R) also offers specialized 350 gallon waste packages or "totes". Totes allow waste generators to accumulate up to six drums worth of material in the same space required to store four drums. The totes are reusable, affording the customer substantial drum purchase savings.

     Management is evaluating bids for the disposition of non-strategic assets and certain properties of AET and Surecycle(R).

     Winona, Texas Facility. The Winona facility, now closed, formerly provided fuels blending, solvent recovery deep well injection and waste brokerage services on a 620 acre site. In August 1996, the Company suspended further receipt of waste at the Winona facility. This business decision was based in part on adverse impacts caused by inaccurate public statements and other actions of persons opposed to the facility. The litigation strategy pursued by persons opposed to the facility includes duplicative lawsuits filed in multiple jurisdictions. The Company is defending its interests in the litigation while seeking opportunities to resolve remaining disputes based on permanent facility closure.

     Company officials met with State regulators and negotiated an Agreed Order, with a mutually acceptable March 1997 schedule for closure of the facility. The Agreed Order required financial assurances in the amount of $1,318,478. The Company complied with this requirement, and closure activities are underway.

LOW-LEVEL RADIOACTIVE WASTE SERVICES

     Low-level radioactive waste consists primarily of solid materials containing radioactive contamination, generally decaying to safe levels within several decades up to 500 years. The Company's LLRW business includes packaging, transportation, disposal, treatment, recycling and processing. LLRW is generated by nuclear power facilities, industry, hospitals, universities, laboratories and other research facilities. This waste consists generally of material such as contaminated equipment, discarded glassware, tools, gloves and protective clothing, radiopharmaceuticals (laboratory materials) and other medical wastes. This waste generally requires minimal shielding to provide radiation protection. It is packaged in metal containers designed to protect the public during transportation and provide additional waste containment after it is placed in the permanent disposal facility.

     The LLRW services market is generally composed of five segments: (i) commercial waste disposal; (ii) processing waste to minimize nuclear contamination prior to disposal in order to recycle reusable materials and minimize the volume of waste placed in permanent disposal; (iii) waste service/brokerage; (iv) waste management for customers at their facilities; and
(v) managing low level radioactive waste under contract for federal Department of Energy facilities.

     The Company currently operates one commercial LLRW disposal facility on government owned land near Richland, Washington. In addition, it has contracted with a private company to manage waste disposal at its licensed (2) mill tailings disposal facility. The Company has one major waste processing/recycling facility in Oak Ridge, Tennessee.

     The Company has contracts to provide on-site waste management services for the Department of Energy, and has bid on a contract to provide off-site disposal for wastes managed by the U.S. Army Corps of Engineers.

COMMERCIAL LOW-LEVEL RADIOACTIVE WASTE DISPOSAL

     In 1980, the U.S. Congress passed a law requiring that state governments ensure commercial LLRW produced in their states could be disposed of safely as needed. The majority of states joined with other states to form "compacts" with the intention of licensing regional facilities to serve their collective needs. Several compacts then invited private companies to submit proposals to site, design, license, construct, and operate new regional disposal facilities. American Ecology's subsidiary, US Ecology, was selected to site, design, license, construct, or operate several of these facilities. Although the federal law was passed nearly 20 years ago, there is only one compact facility operating in the United States today. It is operated by US Ecology near Richland, Washington.

     Richland, Washington Facility. The Richland facility is located on 100 acres within the Department of Energy's Hanford Reservation ("Hanford") approximately 35 miles north of Richland, Washington. The State of Washington leases the land from the federal government and the Company subleases the land from the State. The lease between the State and the Federal government terminates in 2061. The Company's sublease is to be re-negotiated in 2005.

     The facility is licensed for health, safety, and environmental protection by the Washington Department of Health which has delegated authority from the U.S. Nuclear Regulatory Commission. The Washington Department of Ecology regulates access to and use of the facility exclusively by waste generators in compact member states through issuance of site use permits. The Washington State Utilities and Transportation Commission regulates facility disposal rates under the presumption that the site operates as a monopoly. The Northwest Interstate Compact purports to regulate waste imported into the Northwest Compact region.

     The facility disposes of all commercial LLRW produced in Washington, Idaho, Oregon, Alaska, Wyoming, Utah, Montana, and Hawaii, (Northwest Compacts states), and also accepts limited amounts of Commercial LLRW produced in Colorado, Nevada, and New Mexico (Rocky Mountain Compact states). Under the federal "compact" law, commercial LLRW generated in other states may not be disposed at US Ecology's Richland facility in spite of the fact the location is geologically sound; has an excellent safety, health, and environmental protection record; and has adequate capacity to dispose of all commercial waste projected to be produced in the United States over the next 60 years. As of the end of 1997, the Company had collected and remitted approximately $27 million to the State to properly close the facility when it stops accepting waste, as well as approximately $27.5 million to maintain and care for the site following closure plan implementation.

     Richland's radioactive materials permit renewal application was submitted to the State in early 1997. The Company submitted an updated closure plan in the same time period, and has been working cooperatively with the State to evaluate the significance of potential chemicals present in site soils. The State combined its review of these topics in an environmental assessment prepared pursuant to Washington's State Environmental Policy Act (SEPA). Completion of the assessment and subsequent State action on the closure plan and license renewal are anticipated during 1999.

     Proposed Ward Valley, California Facility. In 1985, the State of California selected US Ecology to site, design, license, construct, and operate a low-level disposal facility to serve commercial LLRW generators in California, Arizona, North, and South Dakota (Southwestern Compact states). The Company identified a suitable site for the facility northwest of Needles, California in Ward Valley in 1988 and submitted a license application to the State in 1989. The State issued a license in 1993. It is the only license issued for a new full service LLRW disposal site since the federal law was enacted in 1980.

     The land selected for the site is managed by the U.S. Bureau of Land Management. The State of California entered into a contract with the federal government to purchase the land in late 1992 and the company remitted the $500,000 purchase price to the federal government. Shortly after President Clinton took office in 1993, the federal government reneged on its contract with California. The Company and the State tried in vain to negotiate a resolution of the issue for several years. Finally in early 1997, the State of California brought suit against the federal government seeking a writ of mandamus in federal district court ordering the Secretary of Interior to convey the land to California. US Ecology joined the lawsuit. In addition, the Company filed a separate action for breach of contract seeking damages in excess of $73.1 million in an attempt to recover its costs plus interest and lost opportunity. The State of California subsequently filed a claim for its own damages. For discussion of the current status of the two cases, see Item 3, Other Material Litigation.

     Proposed Butte, Nebraska Facility. In June 1987, the Company was chosen by the Central Interstate Low- Level Radioactive Waste Commission - representing the States of Kansas, Nebraska, Oklahoma, Arkansas, and Louisiana - to site, design, license, develop and operate a low-level commercial LLRW disposal facility in Nebraska. The Company submitted a license application to the Nebraska Departments of Environmental Quality and Health in July 1990. In December 1998, the license application was denied. The Company and several major waste generators from the five state compact region have shared license application costs in excess of $90 million over the past 10 years. Shortly after the State's decision, the major generators sued in federal district court to recover unnecessary costs incurred in what they termed a "sham" license review process. The compact was allowed to realign itself as a plaintiff. The Company is currently reviewing a draft complaint to intervene in the case as well. To protect its rights as well as those of the compact and waste generators, the Company has also filed an appeal for an administrative contested case hearing to review the license decision. However, the federal judge hearing the lawsuit issued a temporary restraining order in February 1999 barring the State from proceeding with the hearing.

LLRW PROCESSING AND RECYCLING SERVICES AT THE RECYCLE CENTER

     The commercial processing and volume reduction segment of the LLRW services market includes both fixed-based facilities and field services performed at radioactive waste generator sites. The Company's processing and volume reduction services are performed by its Recycle Center in Oak Ridge, Tennessee.

     The Recycle Center, acquired from Quadrex Corp. in September 1994, is equipped to sort, process and recycle materials which are contaminated with low levels of radioactivity. The Recycle Center primarily serves nuclear power facilities, industrial nuclear generators and the federal government. Historically, customers have included a substantial number of public utilities. The Recycle Center's principal services are discussed below.

     NUCLEAR MATERIAL MANAGEMENT CENTER

     The Nuclear Materials Management Center (NMMC) operation now enjoys a market edge in price and customer service. Sequential processing technologies leading to free release where possible and disposal as LLRW only when necessary has proven to be a more economical option to incineration while achieving similar volume reduction ratios. The Company's step-wise waste segregation and processing system linked with minimized disposal in an all-inclusive pricing concept is the basis of a business plan for sustained growth. Specific services include:

     LLRW Brokerage Services. The Company contracts to package and transport LLRW from laboratories, hospitals, universities and government facilities to disposal facilities. The waste is either shipped by the Company in its own vehicles, or by common carriers under subcontract. The Company supplies many of these customers with equipment and material for waste packaging, labeling, and transportation.

     Metal Waste Decontamination. Radioactive contaminated metals exist primarily in the form of large nuclear power plant components such as pumps, valves, fuel racks, and larger items such as condensers and heat exchangers. The Recycle Center decontaminates these metals. New investment in equipment is allowing more aggressive decontamination processes and higher throughput. The Recycle Center recently entered a long-term contract with the Department of Energy to decontaminate and free release structural steel members from decommissioned government facilities.

     Dry Active Waste ("DAW") Processing. DAW processing services perform waste volume reduction and free release programs primarily for plastic, clothing, and paper wastes. The Recycle Center first sorts and segregates the waste, optimizes volume reduction by compressing waste into bales and moves the bales to a super-compactor to further reduce the remaining LLRW volume before it is shipped for disposal.

     Green is Clean Program. In 1989, the Recycle Center initiated its free release Green is Clean program. Under this program, generators place potentially contaminated waste in yellow bags, which are shipped to the Recycle Center for processing. Waste sorted and certified as uncontaminated is disposed of in an industrial waste landfill. Clean, non-contaminated material goes in green bags. Material that cannot be certified as clean is packaged for disposal as radioactive waste. This packaging process also includes super-compaction to reduce disposal volumes.

     Remedial Services. The Field Services Division of the Recycle Center offers a full range of turnkey services including site characterization, verification, on-site volume reduction, license termination, decontamination and decommissioning. Recycle Center staff have conducted radiological decontamination projects for over 20 years, and implemented multiple projects on time and within budget.

     Scaffolding and Lead Management Services. Scaffolding and lead blankets are routinely used to perform maintenance at nuclear power plants. The Recycle Center maintains a sizeable inventory of scaffolding and lead blankets which are decontaminated, surveyed, refurbished and painted for rental to electric utility customers.

     NUCLEAR EQUIPMENT SERVICE CENTER (NESC)

     The Nuclear Equipment Service Center (NESC) offers unique refurbishment and repair capabilities for nuclear power plant electric motors, valves, pumps and other high value equipment which require periodic maintenance. Services include component decontamination, disassembly, modifications, re-assembly and testing to meet stringent client requirements for safety and reliability. The center can remove contaminated winding insulation, decontaminate the motor stator and rotor, then rebuild and test the motor with minimal outside service providers. Additionally, the Company frequently provides field services to nuclear power plants for removal, inspection, maintenance and reinstallation of refurbished equipment.

     Major Competitors in the commercial LLRW processing and recycling market include GTS Duratek, Allied Technology Group, Inc., Frank Hake and Associates, Inc., and Manufacturing Sciences Company. The Company believes that NESC is the only major facility in the United States providing the full range of services described above.

CLOSED FACILITIES

     The Company has made substantial progress in recent years to resolve legal disputes and fulfill its obligations to properly close and maintain formerly operating waste management facilities. While substantial work remains at several sites, the Company believes this progress has significantly reduced its environmental liability exposure. The status of the affected sites is discussed below.

     Beatty, Nevada LLRW Facility. The Beatty LLRW facility, operated by the Company from 1962 to 1993, was the nations first commercial facility licensed to dispose such waste. In 1997, it became the only commercial LLRW disposal facility to complete closure and post-closure activities and transfer its license to the State for institutional control. The State of Nevada is undertaking long-term maintenance and surveillance using an approximately $10 million fund contributed during the facility operations phase.

     Sheffield, Illinois Facility. The Company previously operated two hazardous waste disposal sites near Sheffield, Illinois on 45 acres owned by the Company. These sites are adjacent to a closed, 20 acre state-owned LLRW site also previously operated by the Company. One hazardous waste site was opened in 1974 and ceased accepting waste in 1983. The second site occupied less than five acres, and accepted hazardous waste from 1968 through 1974. The two sites were operated and are maintained under federal and state environmental regulations.

     In 1982, hazardous constituents were detected in site-monitoring wells at one of the two hazardous waste facilities. As a result, the Illinois EPA requested that the Company conduct an investigation. The Company completed, pursuant to a 1985 Consent Order, a Remedial Investigation and Feasibility Study. A final Corrective Measures Implementation Plan was issued by the U.S. EPA in October of 1990 and the Company is implementing this plan as modified. The Company is currently renegotiating the terms of the Corrective Measures Implementation Plan for groundwater monitoring and extraction programs. A pilot air sparging system approved by the U.S. EPA is now operating to accelerate remediation.

     RCRA regulations require the Company to carry environmental impairment insurance to cover sudden and accidental occurrences, as well as non-sudden occurrences such as subsurface migration. See "Insurance". These coverages are not available for the Sheffield, Illinois site due to its 1984 inclusion on the CERCLA National Priorities List, even though the site was removed from the list following the consent agreement between the Company and U.S. EPA.

     The LLRW disposal facility last received waste in 1978. The Company is maintaining the site pursuant to a 1988 Settlement Agreement resolving litigation filed earlier by the state. The Company's obligation at the LLRW disposal site will be completed when remaining financial assurance requirements are satisfied. The Company anticipates that these matters will be satisfactorily resolved during 1999.

REGULATION

     The environmental services industry is subject to extensive regulation by federal, state and local authorities. The regulatory process requires the Company to obtain and retain numerous governmental licenses, permits or other authorizations to conduct its operations, any of which may be subject to revocation, modification or denied renewal. Enforcement actions or adverse decisions by governmental authorities on company permit applications may result in premature closure of facilities or restriction of operations which could have a material adverse effect on the Company's results of operation.

     Due to public interest in environmental protection, companies in the environmental service business, including American Ecology Corporation, may in the normal course of their business be subject to judicial and administrative proceedings. The Company may also be subject to actions brought by private parties or special interest groups in connection with the permitting or licensing of its operations, including alleged violations of such permits, licenses or environmental laws and regulations.

     The Company's business is fundamentally based on environmental laws and regulations that require wastes to be managed at facilities of the type owned and operated by the Company. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its business, but is not always able to do so. Federal, state and local governments from time to time propose or adopt laws or regulations that significantly affect the environmental services industry. These have included laws and regulations to ban or restrict the interstate shipment of LLRW, impose higher taxes on out-of-state hazardous waste shipments than in-state shipments, and to reclassify certain categories of hazardous wastes as non-hazardous. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

     Hazardous Waste Regulations. The Company is required to maintain federal, state and local permits for its hazardous waste treatment, storage and disposal facilities. Such permits are difficult to obtain, and in most instances, extensive geological studies, tests and public hearings are required before permits may be issued. Operations are subject to RCRA (as discussed below), the Safe Drinking Water Act (which regulates deep well injection), TSCA (under which the EPA regulates disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air). Company transportation operations are subject to the jurisdiction of the Interstate Commerce Commission and are regulated by the DOT and state regulatory agencies. Employee safety and health standards adopted by the Occupational Safety and Health Act ("OSHA") also apply to Company operations.

     RCRA. Pursuant to RCRA, the EPA has established a comprehensive, "cradle-to-grave" system for the management of solid and hazardous wastes. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer their programs in lieu of the EPA.

     Under RCRA and federal transportation laws, all generators of hazardous wastes are required to label shipments and prepare a detailed manifest identifying the material and stating its destination before shipment off site. A transporter must deliver the hazardous wastes in accordance with the manifest and generally only to a treatment, storage or disposal facility having a RCRA permit. Every facility that treats or disposes of hazardous wastes must obtain a RCRA permit from the EPA or an authorized state and comply with certain operating standards. The Company believes that each of its facilities are in substantial compliance with the applicable requirements promulgated pursuant to RCRA and its permits.

     Superfund. Superfund provides for response and removal actions coordinated by the EPA to control releases of hazardous substances into the environment, and authorizes the federal government either to clean up facilities at which hazardous substances pose hazards or to order persons responsible for the situation to do so. Superfund also grants a right of recovery to private parties who incur costs in response to the release or threatened release of hazardous substances. Superfund has been interpreted as creating strict, joint and several liability for costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Liability extends to owners and operators of waste disposal facilities (and waste transportation vehicles) from which a release occurs. Those persons have a liability that owned or operated such facilities at the time the hazardous substances were disposed; or arranged for disposal or treatment of a hazardous substance or transportation of a hazardous substance, and waste transporters who selected such facilities for treatment or disposal of hazardous substances.

     It is possible that the Superfund statute will be revised. In addition to possible changes in the statute's funding mechanisms and provisions for allocating liability, Congress could alter provisions governing appropriate site cleanup remedies, conclude not to continue Superfund's current reliance on stringent technology standards issued under other statutes to govern removal and treatment of wastes, or adopt national or site-specific risk based standards. These and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques employed, and the degree to which permitted hazardous waste management facilities will be needed to manage future remediation wastes.

     LLRW Regulations. The Company's LLRW services are also subject to extensive governmental regulation. LLRW services are regulated by various state agencies, the U.S. Nuclear Regulatory Commission ("NRC") and the DOT. Applicable regulations control packaging, handling, labeling, shipment and disposal of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA also govern Company operations.

     Financial Assurance and Site Maintenance. The Company operates its hazardous waste disposal sites under RCRA permits. The LLRW sites are operated under licenses from state agencies. When these facilities reach capacity, or upon lease or license termination, the facility must be closed and maintained for a period of time prescribed by law or by license. In the case of the RCRA-permitted hazardous sites, federal regulation requires that operators demonstrate the financial capability to close sites on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's RCRA closure and post-closure plan.

     Financial assurance requirements for closure/post-closure plans may be satisfied by various means, including insurance, letters of credit, surety bonds, trust funds, a financial net worth test and/or a corporate guarantee. The Company satisfies its obligations through a combination of insurance, performance bonds, investment securities, and state held closure and post closure funds. The financial assurance amounts generally equals the present value of estimated future closure and post-closure obligations.

INSURANCE

     The Company believes it operates professionally and prudently, however, the environmental business exposes the Company to risks, including potential releases of harmful substances causing damage or injury. The Company's insurance program generally has self-insured retention limits or deductibles. These range from $25,000 to $250,000 and include fully insured layers of coverage above such retentions or deductibles. Accidental environmental contamination losses are generally not covered by primary casualty insurance programs, however, to provide insurance protection for environmental claims, the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear related occurrences. For the latter, the Company has purchased nuclear liability insurance covering operations of its facilities, suppliers and transporters. In addition, the Company has purchased primary property, casualty and excess liability policies through traditional third party insurance.

     Pursuant to RCRA, the Company is required to maintain environmental impairment liability insurance coverage with specified minimum limits for sudden and non-sudden accidental occurrences. The Company meets required limits and coverage, through insurance, with the exception of the Sheffield, Illinois site where alternate means are employed. See "Closed Facilities".

     In September 1998, the Company discontinued providing financial assurance for its closure and post-closure responsibilities through its wholly owned subsidiary, American Liability and Excess Insurance Company ("ALEX"). Company facilities and operations previously insured through ALEX are now covered by traditional third party insurance and are subject to site-specific deductibles for which the Company maintains a cash reserve. Coverage has been written on a five-year pre-paid policy. ALEX continues to underwrite a performance bond for one of the Company's subsidiaries.

CUSTOMERS

     The Company's consolidated revenues from a cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $6,808,000 or 17.5% in 1998, $7,579,000 or 18% in 1997 and $5,711,000 or 11% in
1996. No other single customer accounted for 10% or more of the Company's consolidated revenues for either 1998, 1997 or 1996. Revenues from Central Interstate Compact are expected to decrease substantially in 1999. Due to the relatively small margins involved, this will have a minimal effect on the Company's profitability.

PERSONNEL

     As of March 13, 1999, the Company had a total of 274 employees. The Company has collective bargaining agreements at two of its facilities. The Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC
(PACE), formerly the OCAW, represents 10 employees in Richland, Washington and 66 employees in Oak Ridge, Tennessee.

     Pending before the National Labor Relations Board is the question of whether the Company bargained in good faith with OCAW/PACE and whether the parties were at impasse allowing the Company to implement new terms and conditions of employment.

     On February 9, 1998, when the old collective bargaining agreement expired, the OCAW/PACE directed its workers to strike. This occurred despite the Company's attempts over several months to negotiate a fiscally sound agreement. In an effort to return the facility to profitability, the Company asked bargaining unit employees to accept wages and benefits in line with the rest of the Corporation. The strike eventually ended and the bargaining unit employees returned to work without a new contract. The Company continued to attempt to negotiate a new agreement. On March 4, 1998, when it became clear that the OCAW/PACE would not make sufficient concessions, the Company declared an impasse and implemented its final offer.

     On January 21 and 22, 1999, an evidentiary hearing was held before an Administrative Law Judge at which the Company vigorously contested charges that it had not engaged in good faith bargaining. The Company is optimistic that it will be successful. If it should lose, the Company would be required to reinstate the old terms and conditions of employment and return to the bargaining table with the OCAW/PACE.

     Relations with bargaining unit employees at the Recycle Center suffered as a result of the strike and implementation of the Company's final offer. Subsequently, the relationship between the bargaining unit employees and the Company improved when a new plant manager assumed responsibility.

ITEM 2.     PROPERTIES

     The Company believes that its property and equipment are well maintained, in good operating condition and adequate for the Company's current projected needs. The Company's headquarters are located in Boise, Idaho in leased office space. The Company also leases sales and administrative offices in Washington, Nebraska, Illinois, Nevada, Texas, and Kentucky.

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

LOCATION                          FUNCTION                               ACREAGE         OWN/LEASE        UTILIZATION
--------                          --------                               -------         ---------        -----------

CHEMICAL SERVICES

Beatty, Nevada                    Hazardous Waste Disposal Facility      80 acre(s)        Lease             100%

Pasadena, Texas                   Transportation Facility/Office          3 acre(s)        Own               100%

Robstown, Texas                   Transportation Facility                 1 acre(s)        Own               100%

Robstown, Texas                   Waste Disposal Facility               400 acre(s)        Own               100%

Robstown, Texas                   Proposed Expansion Area                40 acre(s)        Own*              100%

Winona, Texas                     Closed facility March 17, 1997        620 acre(s)        Own*               10%

LLRW SERVICES

Oak Ridge, Tennessee              LLRW Processing Facility               16 acre(s)        Own               100%

Richland, Washington              LLRW Disposal Facility                100 acre(s)        Lease             100%

*Properties subject to mortgage or lien holder.

     The principal properties of the Company, which make up less than 10% of total assets, are sufficient and suitable to the Company's needs. The Company plans to expand the Robstown, Texas Hazardous and Non-Hazardous Waste Disposal Facility to include the adjoining, not yet permitted, 160 acres. There are only two cells remaining on the currently permitted 240 acres.

ITEM 3.    LEGAL PROCEEDINGS

 GENERAL LITIGATION

       In the ordinary course of conducting business, the Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities, citizen groups or individuals in connection with permitting or repermitting facilities, alleging violations of existing permits, or claiming damages suffered from alleged exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property, environmental and personal injury claims asserted as a result of its operations. Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

       In December 1998 and January 1999 two previously reported cases, ILLINOIS, ET AL V. AMERICAN ECOLOGY CORPORATION, ET AL and PERKINS COIE V. AMERICAN ECOLOGY CORPORATION, were settled. Neither settlement had a material adverse impact on the Company's financial position, results of operations, or cash flows.

ENVIRONMENTAL MATTERS

       The United States Environmental Protection Agency (EPA) has requested information regarding waste the Company may have shipped to a Superfund site near Denver, Colorado. The EPA subsequently informed the Company it may be liable for about $29,000 clean-up costs as a potentially responsible party.

       The Company and the Washington Department of Ecology are jointly conducting an investigation of hazardous constituent migration from disposal trenches at the Company's Richland, Washington facility. The investigation is funded from the site's segregated closure/post-closure account held by Washington.

OTHER MATERIAL LITIGATION

       One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States in which one or more favorable outcomes may have a potentially significant favorable future impact on the Company. In the first case, US Ecology is suing to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. In the second case US Ecology is seeking an order (writ of mandamus) from a federal court which may result in the eventual opening of the long delayed Ward Valley LLRW site.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 23, 1999, there were approximately 7,600 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:

                                 1998                             1997                      Dividends Per Share
                                 ----                             ----                      -------------------

PERIOD                  High              Low             High             Low             1998             1997
                        ----              ---             ----             ---             ----             ----
1st Quarter               2                1               3                1              $ --            $ --
2nd Quarter             1-7/8              1             1-7/8              1                --              --
3rd Quarter             1-3/4            15/16           2-1/16           1-1/2              --              --
4th Quarter             1-1/2             3/4            1-7/8            1-1/4              --              --

     The Company's bank credit facility prohibited cash dividends on any of the Company's outstanding stock until the fourth quarter of 1998, when the Company settled its debt with the bank. In the first quarter of 1999, the Company borrowed approximately $1.3 million, the terms of which preclude payment of cash dividends until the notes have been paid.

ITEM 6.     SELECTED FINANCIAL DATA


                         AMERICAN ECOLOGY CORPORATION

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                          1998          1997          1996          1995          1994
                                                                ---------     ---------     ---------     ---------     ---------
Revenues                                                        $  38,960     $  41,522     $  49,972     $  67,895     $  71,891
     % Increase (decrease) in revenues from prior year               (6.2)%       (16.9)%       (26.4)%        (5.6)%        19.2%

Net income (loss) (1)                                           $     762     $    (676)    $ (11,407)    $ (48,903)    $   3,850
Basic earnings per share (2)                                    $     .03     $    (.17)    $   (1.47)    $   (6.12)    $     .48

Shares used to compute income (loss) per share (000's)             12,772         8,163         7,907         7,826         7,851

Working capital (deficit)                                       $  (7,567)    $ (16,930)    $ (16,693)    $ (16,115)    $   1,563

Total assets                                                    $  61,800     $  98,431     $  99,027     $ 114,125     $ 155,439

Long-term debt, net of current portion                          $   2,223     $  39,872     $  36,202     $  28,357     $  33,493

Shareholders' equity                                            $  17,460     $  13,380     $  13,604     $  22,024     $  67,045

Long-term debt to total capitalization as a percentage               11.3%         74.9%         72.7%         56.3%         33.3%
Current ratio (current assets divided by current liabilities)       0.7:1         0.4:1         0.4:1         0.6:1         1.0:1

Return on average equity                                              4.9%         (5.0)%       (64.0)%      (109.8)%         5.9%

Dividends declared per common share                             $    --       $    --       $    --       $    .025     $     .10
Capital spending, including capital expenditures and site
     development costs                                          $   2,128     $   3,442     $   5,659     $   8,445     $   8,035
Depletion, depreciation and amortization expense                $   3,152     $   3,106     $   5,383     $   7,319     $   6,279

     (1) 1996, expenses include $7,451 in impairment losses on long-lived assets for the Winona facility. 1995 includes $33,048 in impairment losses on long-lived assets for the Recycle Center, WPI Waste Processors and the Winona facility. (2) Per SFAS 128, basic earnings per share was restated for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. Whether the Company's actual results prove to be accurate with these forecasts depends on a variety of factors, which could differ materially from the Company's historical results of operations. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in Notes to the Consolidated Financial Statements herein, Part I, Item 3. Legal Proceedings, and the discussion below. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

     The Company has been in business for over 46 years and has two main business operations: chemical and hazardous waste services; and low-level radioactive waste services. The Company experienced significant growth until 1994, when in that year it acquired three businesses that became very large encumbrances. In 1995, senior management was replaced in an effort to revitalize the Company. Since 1995, the Company has overcome some very large hurdles, and written off three business ventures that cost the Company nearly $50 million. The Company experienced large losses from 1995 through 1997 of $48.9, $11.4, and $.7 million respectively. In 1998, the Company made a profit of $762,000 and may have turned the corner towards financial stability. There are many issues yet to be resolved including the working capital deficit, certain permitting, and expanding the market share. Major efforts and sacrifices have been made to keep the Company moving forward. Those efforts have resulted in the elimination of $41.9 million of long-term debt; a successful rights offering generating new working capital; creating an improved business environment to encourage the return of previous customers and draw new customers, and maintaining a strong core revenue base while eliminating non-performing assets. The Company has not restored complete financial stability, but is certainly headed in the right direction.

     In the first two months of 1999, the Company had a year to date loss that was $112,000. The Company currently has no bank debt, but in March 1999, it borrowed $1,300,000 from two Directors to pay the Series D preferred stock dividends.

     The Company's revenues are mainly derived from fees charged for disposal of chemical, hazardous and low-level radioactive waste. The Company also processes these same types of waste for disposal. Other revenues are derived from rebuilding and decontaminating large electric motors from nuclear power plants and from transportation operations. The transportation operations have not proved to be profitable and were recently relocated to Robstown, Texas where it will likely be sold or merged with another business.

     Operating revenues from disposal fees, known as tipping fees, are charged to the customers or generators who had the waste. These fees are often state regulated and are generally based on the volume or weight of the waste deposited. The Company has costs of processing, stabilizing the waste (generally mixing the waste with concrete), and transporting the waste. Some of these costs create inter-company charges and revenues, all of which have been eliminated in the consolidated financial statements presented herein.

     Operating expenses include direct and indirect costs for labor, maintenance and repairs, subcontracted costs and equipment, insurance, and related taxes and appropriate accruals for burial fees and other costs. The Company has properly accounted for fees assessed by regulatory authorities for the issuance of permits and licenses. The Company is in the process of permitting a new municipal solid waste landfill in southern Texas and has accounted for those costs through the proper accruals and capitalization methods allowed under generally accepted accounting principles.

     Selling, general & administrative costs include management salaries, sales and marketing efforts, clerical and administrative costs, legal fees, office rentals, corporate package policy insurance, general liability insurance, and other administrative costs for the general corporate overhead.

CAPITAL RESOURCES AND LIQUIDITY

     For the twelve months ended December 31, 1998 the Company had a working capital deficit of $7,567,000. This is a considerable improvement compared to the $16,930,000 and $16,693,000 deficits reported for 1997, and 1996, respectively. This improvement reduced the working capital deficit by almost $9 million in less than twelve months, as a result of several strategic financial moves by the Company. These included a full settlement with the Company's bank for all long-term debt owed to the bank. To accomplish the bank settlement agreement, the Company dissolved its ALEX re-insurance program (described below) freeing up several million dollars of cash and investment securities. The Company agreed with Reliance Insurance Company to a prepaid five-year premium to accomplish nearly the same collateral level held under the re-insurance program. After settling with the bank, available excess funds were immediately used to pay down aged accounts payable. During 1998, the Company also met certain time constraint obligations and cash assets previously pledged were released as cash equivalents, and certain reclassifications of assets from long term to short term as well as liabilities reclassified to long term.

     As reported in the 1997 Form 10-K and the first quarter 1998 Form 10-Q, the Company concluded a successful Rights Offering on February 10, 1998. This Rights Offering provided $2,900,000 of new capital and remaining Series E preferred stock was either converted or retired.

     On November 13, 1998 the Company signed and completed a settlement agreement with its primary bank, Chase Bank of Texas N.A., eliminating substantially all of the Company's $41.9 million debt to the bank. Essential terms included the payment of $4.2 million of cash to the bank, the sale and assignment of an interest in the Company's Ward Valley, California LLRW disposal project including potential proceeds from litigation against the Federal Government; and warrants to purchase common stock of the Company equal to 10% of the number of common shares outstanding at that date. The bank is entitled to a maximum return from its interest in the Ward Valley project, including potential proceeds from pending Ward Valley litigation of $29.6 million. This amount is subject to reduction by as much as $1.0 million for attorney's fees incurred in the litigation after November 13, 1998.

     As of March 5, 1999 the Company has continued to maintain a business banking relationship with First Security Bank, in Boise, Idaho, with no debt. On March 4, 1999, the Company signed two long- term notes payable to two members of the Company's Board of Directors totaling $1.3 million.

     The Company believes that it is capable of meeting its future obligations as they become due from the business operations. The results of 1998 indicate that the strategic plan implemented in 1996 has proven effective.

Strategic Plan

     The Company implemented a revised business plan in 1996 after prior management had made some unsuccessful acquisitions. The purpose was to restore profitability and improve working cash flows. In 1998, the Company reported a profit and significantly improved its working cash situation. Management and staff are now dedicated to extending the Company's ongoing two-year plan. This plan will further reduce the working capital deficit and improve the working cash flows from expanded operations. Management will expand marketing efforts and target positioning to take advantage of Department of Energy utility closures and changes in the LLRW policy act.

     Management has continued to consider the Company's position in the market place, measuring customer potentials and managing unprofitable assets. Unprofitable operations have been either eliminated or reorganized to be efficient and effective. The Company operates with two divisions. Each has been dissected and analyzed to measure break-even points, maximum revenues from customers, and optimum operating levels to maximize profitability. These variables have been measured and adjusted to fit the changing times of the environmental industry. This development has forced environmental companies to evaluate their place in the industry. The outcome in many areas is difficult to forecast, but the management of the Company and its strategic plans promote flexibility to adapt quickly to industry changes.

     The Chemical Services division has not been profitable in over three years. This performance is being monitored closely, and changes have been made to compensate for lost earnings. AET Transport has been relocated to Robstown, Texas to facilitate servicing of both hazardous and non-hazardous customers in the Gulf Coast market. This market has been on the decline and the Company is actively reviewing options to re-deploy certain assets. These efforts will likely result in personnel reductions and a further reduction of direct costs to the transportation business.

     The Company will continue to close the Winona, Texas facility under terms of the 1997 consent order. The Company has been restoring the site and the equipment allowing certain assets to be sold, maximizing proceeds from the sale of these assets. Proceeds are used to fund closure and post-closure work, partially offsetting negative cash flow at this site. While management believes adequate reserves have been established, there can be no assurance that closure and post-closure work will not require unplanned financial contributions.

     The Company continues to evaluate the viability of under-performing operations, and opportunities to improve profitability or shareholder position. In the plan, a new budget was adopted for 1999-2000. Capital expenditures were planned for enhancements at several sites to improve the economics of operation, certain regulatory obligations, and required operational repairs. The Company believes its plan will improve both cost structure and operating results.

Recent Developments and Future Considerations

     Management implemented an aggressive business plan that has yielded positive results. It believes that existing LLRW and Chemical Services businesses will improve, although no assurances can be given that such improvements will occur.

     In the fourth quarter of 1998, the Company completed a settlement agreement with its bank for the elimination of bank debt (See Note 9. to the financial statements for discussion). The Company also signed an agreement with Envirocare Corporation, which reduced favorably the cost of fees for disposal of aged waste at Oak Ridge.

     The Company continues to work with the State of Tennessee's Department of Environment and Conservation, Division of Radiological Health to remove and dispose aged waste stored at its Oak Ridge facility. Aged waste, for purposes herein, includes waste that was onsite when the Company acquired Quadrex and waste since generated by the Company and not disposed of within 365 days of receipt. In a March 1998 agreement with the State, the Company adopted a goal of reducing the volume of this waste by approximately 17 percent that calendar year. The actual amount disposed was approximately 20 percent of the total volume. A substantial portion of the remaining waste is in liquid form. The facility upgraded its water treatment system and by December 1998, was able to process the majority of these wastes for free release.

     In December 1998, the license application was denied for the Butte, Nebraska LLRW facility. The Company and several major waste generators from the five state compact region have shared license application costs in excess of $90 million over the past 10 years. Shortly after the State's decision, the major generators sued in federal district court to recover unneccessary costs incurred in what they termed a "sham" license review process. The compact was allowed to realign itself as a plaintiff. The Company is currently reviewing a draft complaint to intervene in the case as well. To protect its rights as well as those of the compact and waste generators, the Company has also filed an appeal for an administrative contested case hearing to review the license decision. However, the federal judge hearing the lawsuit issued a temporary restraining order in February 1999 barring the State from proceeding with the hearing.

     The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. The U.S. Tax Courts have heard similar cases both in favor and against, preventing firm outcome predictions.

RESULTS OF OPERATIONS

     The Company as a whole has shown improvement in operations since 1994. In 1998, the first year since 1994, the Company reported a profit of $762,000. This 1998 net income compares to losses of $676,000 and $11,407,000 for 1997, and 1996. The following table allows for a comparison of the two service groups without inter-company or consolidated corporation costs or the captive insurance company ALEX.

CONDENSED STATEMENT OF OPERATIONS

Reported in $000              December 31, 1998           December 31, 1997
                            Chemical        LLRW        Chemical       LLRW
                           ----------    ----------    ----------    ----------
Operating revenues         $   16,030    $   22,930    $   15,387    $   26,135
Operating costs                 9,488        14,057         9,320        13,899
                           ----------    ----------    ----------    ----------

Gross Profit               $    6,542    $    8,873    $    6,067    $   12,236
Selling, G & A                  6,544         6,272        (7,761)       (6,141)
                           ----------    ----------    ----------    ----------

Income (loss) from
operations                 $       (2)   $    2,601    $   (1,694)   $    6,095

Other income (expense)
                           $   (1,312)   $   (2,258)   $   (1,534)   $   (2,113)
                           ----------    ----------    ----------    ----------

Net Income (loss)          $   (1,314)   $      343    $   (3,228)   $    3,982
                           ==========    ==========    ==========    ==========

     The following table sets forth items in the Statements of Operations for the three years ended December 31, 1998, as a percentage of revenue:

                                                 Percentage of Revenues for the
                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                  ------     ------     ------
Revenues                                           100.0%     100.0%     100.0%
Operating costs                                     60.4       55.9       67.2
                                                  ------     ------     ------

Gross profit                                        39.6       44.1       32.8
Selling, general and administrative expenses        40.3       52.8       48.4
Impairment losses on long-lived assets              --         --         14.9
                                                  ------     ------     ------

Income (loss) from operations                        (.7)      (8.7)     (30.5)
Other (income) expense, net                          2.8        7.4        4.6
                                                  ------     ------     ------

Income (loss) before income taxes                    2.1       (1.3)     (25.9)
Income tax expense (benefit)                          .1         .3       (3.0)

Preferred stock dividends                            1.1        1.8        0.9
                                                  ------     ------     ------

Net income (loss) to common shareholders              .9%      (3.4)%    (23.8)%
                                                  ======     ======     ======

Revenues

     Revenues for 1998 were $38,960,000, a 6.2% decrease from 1997 revenues of $41,522,000. The 1997 revenues decreased 17% from 1996 revenues of $49,972,000.
The Recycle Center labor strike in early 1998, combined with the decline of motor center activity accounted for $2.7 million of the decline. Transportation operations, relocated from Pasadena to Robstown, Texas, experienced an $800,000 decrease in revenues from the prior year. Management has made continuous efforts to strategically align both Chemical and LLRW divisions business activities. Since 1996, certain facilities have been closed as either non-performing or cost prohibitive, like the Winona facility in Texas. Management has closed and reorganized certain operations that were generating revenue but not profits, improving the overall health of the Company. The hazardous waste industry has been particularly impacted by changes in the past three years. All of these changes have contributed to reduced revenues and stiff competition in that generally declining industry.

     Declines in revenue have influenced management's decisions to revitalize marketing strategies, redeploy non-performing assets, dispose of certain assets and operations, and seek out prospective new revenue generating opportunities. At this time management is working on several large contract proposals, that if awarded to the Company, will have a considerable influence on future revenue.

     The Company continues to monitor the activity of Chemical Services. Chemical Services revenues have continued to decline and without further expansion into the commercial waste disposal, it does not seem likely that revenues will increase. The Texas Ecologists facility is seeking to permit a 400-acre municipal waste landfill adjacent to the existing hazardous waste disposal facility. Public hearings on the permit proposal are scheduled for mid-1999.

     The Company will continue to maintain strong alliances with others in the LLRW industry and seek to grow revenues at the Oak Ridge Recycle Center. These alliances and others are a part of the strategic plan to develop further the LLRW Services. Revenues at the Richland, Washington LLRW disposal facility are generally expected to remain constant. Facility revenues may increase based on the outcome of negotiations to dispose of a largely intact reactor vessel from a closed nuclear power plant during 1999.

Operating Costs

     Operating costs for 1998 totaled $23,545,000 an increase of 1% over the prior year, while operating costs were $23,219,000 and $33,571,000 for 1997 and 1996 respectively.

Reported in $000                        December 31, 1998                             December 31, 1997
                                Chemical                  LLRW                 Chemical                 LLRW
                                --------                -------                --------                -------
Operating Costs                  $9,488                 $14,057                 $9,320                 $13,899


     In 1998, both Chemical Services and the LLRW Services operating costs increased by approximately 1% over 1997. Most of the increase came in the fourth quarter of 1998 when operating expenses totaled $5,975,000 or 58% of revenue compared to $4,196,000 or 41% of revenue for the same period in 1997. The largest area of increase in operating costs was for subcontracted work at the Oak Ridge facility.

Consolidated Results of Operations (in thousands):

                                          1998                   1997                   1996
                                          ----                   ----                   ----
Revenues                             $38,960               $41,522                $49,972
Operating costs                       23,545     60.4%      23,219      55.9%      33,571      67.2%
                                     -------               -------                -------
Gross profit (loss)                  $15,415     39.6%     $18,303      44.1%     $16,401      32.8%

     For the year ended 1998, operating costs were 60.4% of revenue compared to 55.9% in 1997 and 67.2% in 1996. While there has been some fluctuation in operating costs, the downward trend in percentage of revenue demonstrates improved control over operating costs. Lower operating cost is more apparent over five years than three.

     In 1998 and 1997, there were no material amounts written off as unusual and non-recurring type operating costs, compared to $7,451,000 in 1996 for the Winona, Texas facility. The closure of the Winona facility has reduced revenues and reduced operating costs while increases have been seen at the Beatty, Nevada facility and the Oak Ridge, Tennessee facility. The Beatty Nevada facility experienced increasing revenues while Oak Ridge, Tennessee experienced increased costs and decreased revenues due to labor disputes. Some operational improvements at Oak Ridge, Tennessee were a result of changes in senior management and redevelopment of good business practices.

Selling, General and Administrative Expenses

     Selling, general and administrative costs for 1998 totaled $15,702,000 a decrease of 28% from the prior year. Selling, general and administrative costs were $21,909,000 and $24,187,000 for 1997 and 1996 respectively. This 28%
decrease in 1998 reflects several different areas within the selling, general and administrative cost category. The primary decreases in 1998 from 1997 are due to: legal fees reduced by $1,100,000, an accrual for a pending lawsuit made in 1997, and settled in 1998 allowed another favorable reduction of $1,142,000, a reduction of unnecessary labor costs $400,000, selling costs $300,000, outside services $300,000, general insurance premiums $490,000, building leases $75,000 and other miscellaneous amounts by good cost cutting measures. There was an increase of approximately $375,000 for professional consulting to establish a new credit facility.

     Consolidated Results of Operations (in thousands):

                                          1998                    1997                    1996
                                          ----                    ----                    ----
Revenues                             $38,960                $41,522                 $49,972
Selling, G&A expenses                 15,702     40.3%       21,909      52.8%       24,187      48.4%
                                      ------                 ------                  ------

     The following table includes selling, general and administrative costs for the Chemical and LLRW services, but excludes corporate consolidated adjustments and elimination.

Reported in $000                        December 31, 1998                             December 31, 1997
                                Chemical                  LLRW                 Chemical                 LLRW
                                --------                 ------                --------                ------
Selling, G & A                   $6,544                  $6,272                 $7,761                 $6,141

     In 1998, Chemical Services selling, general and administrative decreased 15.7%. LLRW Services selling, general and administrative increased by 2.1% over 1997. Chemical Services reduced costs as a result of decreasing operations. The Pasadena, Texas office was closed and AET transportation was relocated to Robstown, resulting in a considerable cost savings. Other than the Beatty, Nevada facility, the Chemical Services operations reflected a reduction in Selling, G&A costs.

Investment Income

     Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's stock portfolio classified as trading securities. As of December 31, 1998 the Company reported investment income of $542,000 compared to $1,075,000 and $915,000 for 1997 and 1996, respectively. The main reason for this decrease is the withdrawal of approximately $6,000,000 from ALEX stock portfolio classified as trading securities.

Interest Expense

     Interest expense is the total interest expense incurred by the Company on outstanding indebtedness less capitalized amounts. Interest costs is the total interest expense incurred by the Company before capitalization. In 1998, 1997, and 1996, the Company incurred $3,441,000, $3,708,000 and $3,558,000, respectively, in interest cost. The majority of this interest expense was capitalized for the development of the Company's LLRW facilities in California and Nebraska in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. Substantially all of the interest cost incurred for 1998, 1997, and 1996 related to borrowings under the Company's Credit Agreement with its bank lender, which was finalized and settled in November 1998. Please refer to Note 8 of the financial statements for a complete discussion on the elimination of long-term debt.

Income Taxes

     The Company's federal effective income tax (benefit) rates were 0%, 0%, and
(12)%, for the fiscal years 1998, 1997, and 1996, respectively. The effective rate of 0% in 1998 does not reflect any recognition of future tax benefits on timing differences or net operating loss carry forwards. The income tax expense in 1998 for $55,000 is for payments on different state and local taxes including franchise taxes.

Financial Assurance and Site Maintenance

     The Company operates its hazardous waste disposal sites under Resource Conservation and Recovery Act ("RCRA") permits. The LLRW site is operated under a state license. When these facilities reach capacity, or upon lease or license termination dates, they must be closed and maintained for a period of time prescribed by law or by license. In the case of the RCRA-permitted hazardous sites, federal regulation requires that operators demonstrate the financial capability to close sites on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's RCRA closure/post-closure plan.

     To secure closure/post-closure obligations of its hazardous waste disposal sites under federal and state regulations, the Company has provided letters of credit, certificates of insurance, and corporate guarantees as financial assurance. Cash and investment securities totaling $5,405,000, $14,287,000 and $16,394,000 at December 31, 1998, 1997 and 1996, respectively, have been pledged as collateral for the Company's closure/post-closure obligations. During the year ended December 31, 1998, the total value of pledged securities decreased by $8,882,000. This decrease was the result of the sale of assets previously held by the Company's ALEX subsidiary and subsequent insurance agreement with Reliance Insurance Company. The Company paid a five year premium and holds pledged investment securities and sufficient monies to pay the deductible should the Company need to exercise these policies. The Company also holds pledged securities for the performance of a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois chemical waste facility, compliance with the TNRCC requirements related to a deep well at the Company's Robstown, Texas hazardous disposal site closure costs for the Recycle Center, closure costs for the Winona facility, test borings at the proposed LLRW sites in Nebraska and California, settlement with generators of waste at the Richland, Washington facility and performance bonds.

     The RI/FS for the Sheffield facility was completed and approved by the EPA in 1990. The Company is in the remedial phase of the Sheffield program as set forth in the EPA's corrective measures implementation plan. During 1998, the Company spent approximately $610,000 on remediation at the closed Sheffield hazardous disposal site compared to $457,000 in 1997.

     The nature of the waste materials handled by the Company and its subsidiaries could give rise to substantial damages if spills, accidents or environmental releases occur. Such events could have a material adverse effect upon the Company's liquidity and operating results.

PREFERRED STOCK

     In February 1998 the Company completed its Rights Offering and retired the 300,000 shares of Series E redeemable convertible preferred stock with a $10.00 par value. The Company has authorized an outstanding 105,264 shares of Series D cumulative convertible preferred stock $.01 par value that has been accruing interest at 8 3/8% since 1995. The Company's previous bank debt agreement precluded payment of dividends until November of 1998. At that time, the debt was settled and the Company was obligated to pay accrued dividends totaling $1,354,000 on December 31, 1998. The Company borrowed the funds necessary to pay the mandatory Series D dividend from two of its directors. Those dividends were paid March 9, 1999.

CORPORATE DEVELOPMENT CONSIDERATIONS

     See "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "Proposed Butte, Nebraska Facility" for a description of the Company's facilities, applicable litigation and the impact of such facilities and other future considerations on the Company's consolidated financial condition and results of operations.

ENVIRONMENTAL MATTERS

     The Company has reserves and insurance policy commitments for costs associated with future closure and post-closure obligations for the disposal facilities it operates, and those it has closed or is potentially responsible for. The Company has established reserves and insurance policies for these commitments based on professional engineering studies, and interpretations of current regulatory requirements and proposed regulatory changes performed at least annually. The accounting for closure and post-closure costs includes final capping for the site, gas emission control, subsurface soil and groundwater monitoring, and other operational and maintenance costs expected after a site stops accepting waste. The Company believes it has made adequate accounting through reserves and the insurance policy for closure and post-closure obligations.

     The Company has estimated that the aggregate final closure and post-closure costs for all insured sites owned or operated as of December 31, 1998, is approximately $19,539,000. As of December 31, 1998 and 1997, the Company recorded liabilities of $19,539,000 and $21,179,000, respectively, for closure and post-closure costs of disposal facilities. As described in Item 1, Insurance, the Company has a five year prepaid insurance policy for closure and post closure of these disposal sites. The Company also has investment securities set aside to pay certain deductible limits as well as Letters of Credit in cash to ensure proper compliance with applicable federal and state regulations.

     Management believes that disposition of these environmental matters will not have a material, adverse effect on the financial condition of the Company. The Company's operation of disposal facilities subjects it to operational, monitoring, site maintenance, closure and post-closure obligations that could result in unforeseen costs for monitoring and corrective measures. The Company cannot predict the likelihood or effect of such costs, regulations or legislation enacted, or other future events affecting the Company's operations.

SEASONAL EFFECTS

     The Company's operating revenues are lower in the winter months, and increase in the warmer summer months. The volume of both chemical and LLRW tends to decrease during winter months.

YEAR 2000 COSTS

     The Year 2000 issue is the result of potential problems with computer systems or other equipment with computer chips that use dates where the year has been stored as two characters (e.g. 98 for 1998). These systems may incorrectly evaluate dates beyond the year 1999; potentially causing system failure and disruption of operations that could affect our business. The Company believes that its computer systems are currently in compliance with Year 2000 requirements for date changes. Some of the companies we do business with may not be compliant. Consequently, the Company has implemented a Year 2000 Plan that addresses traditional hardware and software systems, embedded systems, and service providers. The plan includes identification and coordination with external interfacing systems. The Company expects to be compliant with these issues by mid-year 1999, and does not expect expenses associated with compliance to have a material affect on its financial position or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not recognized for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

     Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expenses as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.



Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
February 25, 1999

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                          As of December 31,
                                                                         --------------------
                                                                          1998        1997
                                                                         --------    --------
ASSETS
Current Assets:
    Cash and cash equivalents                                            $  4,442    $    366
    Receivables, net of allowance for doubtful
      accounts of $1,047 and $1,440, respectively                           9,506       7,929
    Income taxes receivable                                                   740         740
    Prepayments and other                                                   1,023         877
                                                                         --------    --------
      Total current assets                                                 15,711       9,912

Cash and investment securities, pledged                                     5,405      14,287
Property and equipment, net                                                11,145      13,004
Deferred site development costs                                            26,909      58,890
Intangible assets relating to acquired businesses, net                        414         438
Other assets                                                                2,216       1,900
                                                                         --------    --------
      Total Assets                                                       $ 61,800    $ 98,431
                                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current portion of long term debt                                   $    119    $    111
    Accounts payable                                                        5,101       8,997
    Accrued liabilities                                                    17,267      14,801
    Deferred site maintenance, current portion                                700       2,842
    Income taxes payable                                                       91          91
                                                                         --------    --------
      Total current liabilities                                            23,278      26,842

Long term debt, excluding current portion                                   2,223      39,872
Deferred site maintenance, excluding current portion                       18,839      18,337
Commitments and contingencies
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                               --          --
    Series D cumulative convertible preferred stock, $.01 par value,
      105,264 authorized, 105,264 shares issued and outstanding                 1           1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired               --         3,000
    Common stock, $.01 par value, 25,000,000 authorized, 13,557,275
      and 8,462,533 shares issued and outstanding, respectively               136          85
    Additional paid-in capital                                             54,385      47,701
    Retained earnings (deficit)                                           (37,062)    (37,407)
                                                                         --------    --------
      Total shareholders' equity                                           17,460      13,380
                                                                         --------    --------

         Total Liabilities and Shareholders' Equity                      $ 61,800    $ 98,431
                                                                         ========    ========



   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ECOLOGY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                   Year Ended December 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
Revenues                                       $ 38,960    $ 41,522    $ 49,972
Operating costs                                  23,545      23,219      33,571
                                               --------    --------    --------

    Gross profit                                 15,415      18,303      16,401
Selling, general and administrative expenses     15,702      21,909      24,187
Impairment loss on long-lived assets               --          --         7,451
                                               --------    --------    --------

    Loss from operations                           (287)     (3,606)    (15,237)
Investment income                                   618       1,203         932
Gain on sale of assets                               72         136          55
Other income                                        414       1,723       1,326
                                               --------    --------    --------

    Income or (loss) before income taxes            817        (544)    (12,924)
Income tax expense (benefit)                         55         132      (1,517)
                                               --------    --------    --------

    Net income or (loss)                            762        (676)    (11,407)

Preferred stock dividends                           417         760         465
                                               --------    --------    --------
    Net income or (loss) available to common
     shareholders                              $    345    $ (1,436)   $(11,872)
                                               ========    ========    ========

Basic earnings per share                       $    .03    $   (.17)   $  (1.47)
                                               ========    ========    ========

Diluted earnings per share                     $    .03    $   (.17)   $  (1.47)
                                               ========    ========    ========

Dividends paid per common share                $   --      $   --      $   --
                                               ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ 000'S)


                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                    1998        1997        1996
                                                                  --------    --------    --------
Cash flows from operating activities:
    Net income (loss)                                             $    762    $   (676)   $(11,407)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Impairment loss on long-lived assets                              --          --         7,451
    Depletion, depreciation and amortization                         3,152       3,106       5,383
    (Gain) loss on sale of assets                                      (72)       (136)        (58)
    Loss on sale of securities                                        --            59        --
    Debt restructure fees                                             --          --           265
    Stock compensation                                                --           198        --
    Changes in assets and liabilities:
      Receivables                                                   (1,577)      2,467       6,542
      Income taxes receivable                                         --          --         4,599
      Proceeds from insurance claim                                   --          --         2,538
      Investment securities classified as trading                    1,942       1,953        (582)
      Other assets                                                  (1,034)       (204)       (850)
      Deferred site maintenance                                     (1,640)     (1,693)     (2,278)
      Other liabilities                                                169      (2,225)     (6,433)
                                                                  --------    --------    --------
         Total adjustments                                             940       3,525      16,577
                                                                  --------    --------    --------
      Net cash provided by operating activities                      1,702       2,849       5,170

Cash flows from investing activities:
    Capital expenditures, excluding site development costs            (697)     (1,356)     (1,677)
    Site development costs, including capitalized interest          (1,431)     (2,086)     (3,982)
    Proceeds from sales of assets                                       72         136          31
    Net proceeds from sales of investment securities                 6,940       1,660      (1,993)
    Transfers to (from) cash and investment securities, pledged       --          (678)        384
                                                                  --------    --------    --------
      Net cash provided (used in) investing activities               4,884      (2,324)     (7,237)

Cash flows from financing activities:
    Proceeds from issuance's and indebtedness                       16,096      23,022      29,008
    Payments of indebtedness                                       (21,519)    (23,518)    (29,985)
    Proceeds from rights offering                                    2,193        --          --
    Proceeds from preferred stock issued, net                         --          --         3,000
    Stock options exercised                                           --           152        --
                                                                  --------    --------    --------
      Net cash provided by (used in) financing activities           (2,510)       (344)      2,023
                                                                  --------    --------    --------

Increase (decrease) in cash and cash equivalents                     4,076         181         (44)
Cash and cash equivalents at beginning of year                         366         185         229
                                                                  --------    --------    --------
Cash and cash equivalents at end of year                          $  4,442    $    366    $    185
                                                                  ========    ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest, net of amounts capitalized                        $     72    $    128    $   --
      Income taxes paid                                                144          88        --
        Non-cash investing and financing activities
        Long-term debt exchange for asset interest                  24,323        --          --
        Long-term debt offset capitalized interest                  12,461        --          --
        Warrants issued on exchange for debt                         1,660        --          --
        Stock issuance - directors compensation                         79        --          --




   The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)



                                                                           ACCUMULATED
                                                              ADDITIONAL      OTHER       RETAINED
                                   PREFERRED       COMMON      PAID-IN    COMPREHENSIVE   EARNINGS     COMPREHENSIVE
                                     STOCK         STOCK        CAPITAL      INCOME       (DEFICIT)        INCOME
                                   -----------   -----------  -----------  -----------   -----------   -------------
Balance, December 31, 1995         $         1   $      78    $   46,762  $      (718)  $    (24,099)

Net loss                                  --            --           --           --         (11,407)  $    (11,407)
Preferred stock issuance's                --            --           --           --            --
Common stock issuance's                   --               2          209         --            --
Dividends - preferred stock               --            --           --           --            (465)
Unrealized gain (loss) on
    securities available-for-sale         --            --           --            241          --              241
Total Comprehensive Income                                                                                  (11,166)
                                   -----------   -----------  -----------  -----------   -----------   ------------
Balance, December 31, 1996                   1            80       46,971         (477)      (35,971)

Net loss                                  --            --           --           --            (676)          (676)
Common stock issuance's                   --               5          730         --            --
Dividends - preferred stock               --            --           --           --            (760)
Unrealized gain (loss) on
    securities available-for-sale         --            --           --            477          --              477
Total Comprehensive Income                                                                                     (199)
                                   -----------   -----------  -----------  -----------   -----------   ------------
Balance, December 31, 1997                   1            85       47,701         --         (37,407)

Net income                                --            --           --           --             762
Common stock issuance                     --              51        5,025         --            --
Dividends of preferred stock              --            --           --           --            (417)
Preferred stock-retired                   --            --           --           --            --
Paid in capital-warrants                  --            --          1,660         --            --
Total Comprehensive Income
                                   -----------   -----------  -----------  -----------   -----------   ------------
Balance, December 31, 1998         $         1   $       136  $    54,386          $--   $   (37,062)  $         --
                                   ===========   ===========  ===========  ===========   ===========   ============





Note: Convertible Preferred Stock is not shown above because no shares have been issued. The two classes of preferred stock that are included, 8.375% Series D Cumulative Convertible Preferred for $1,000 and 11.25% Series E Redeemable Convertible Preferred for $3,000,000.

   The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS

     American Ecology Corporation (a Delaware Corporation) and its subsidiaries ("the Company") provide processing, recycling, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. The Company services the needs of hazardous waste generators nationally, but the larger market share is in the Gulf and West Coast regions of the country at its hazardous waste landfill disposal sites in Robstown, Texas and Beatty, Nevada. The Company services the needs of low-level radioactive waste (LLRW), generators in the Northwest and Rocky Mountain Compact regions at its rate regulated LLRW facility located near Richland, Washington and provides LLRW processing and recycling services to LLRW waste generators in the Mid-West and East Coast regions at its Oak Ridge, Tennessee facility.

     Business and Going Concern Considerations

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company was profitable in 1998, but incurred significant losses in the prior three years. At December 31, 1998, the Company had a working capital deficit of $7.6 million which is an improvement from prior deficits of $16.9 and $16.7 million for 1997 and 1996 respectively. This improvement in working capital was the result of the Company making several strategic financial moves. These accomplishments included the Company reaching a full settlement with its bank for all of the long-term debt, dissolving its reinsurance program through ALEX freeing up several million dollars of cash and investment securities, and paying off certain aged accounts payable.

     The Company agreed with its new insurance provider, Reliance Insurance Company, to a prepaid five-year premium accomplishing nearly the same as collateral previously held under the ALEX re-insurance program. After settling with the bank, excess funds were immediately used to pay obligations and improve the working capital position. During 1998, the Company also met certain time constraint obligations where cash assets previously pledged were now released as cash equivalents.

     Management believes that it has taken the steps necessary for the Company to continue in business for a reasonable period of time, greater than twelve months. The previous strategic plan implemented in 1995, and revised each year, has been executed with success. Again, in 1998, management revised its operational plan to be successful for a reasonable time period that includes additional marketing strategies, re-employment of previously idle or non-performing assets, and maximum use of human resources.

     The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has had a positive cash flow from operations for the years ended 1998, 1997, and 1996. Management believes that it will be able to meet its obligations as they become due and be self-sustaining without the need to borrow additional capital, excluding the $1.3 million the Company borrowed in March 1999, from two of its board of directors. That capital was used to pay preferred stock dividends in arrears for the same amount. Management has no intention at this time to raise additional capital through equity offerings or to borrow capital on a long-term basis.

     Now in it's fifth year, management has continued with an aggressive business plan to improve the Company's financial performance by reducing operating expenses and enhancing revenues from low-level radioactive waste disposal and processing. Actions taken to date include reductions in personnel, decentralization of responsibilities to facility managers, and reanalysis of operations to improve operating efficiency and reduce operating costs within each operating division. Furthermore, the Company has limited future capital expenditures. Management believes the plans that have been implemented and the strategies exercised will continue to show improvement. However, there can be no assurance that future results of the business plan will be successful.

     Management is also pursuing damage recovery claims for breach of contract by the federal government relating to the transfer of land located in Ward Valley, California to the state of California for the development and construction of a LLRW site for the Southwestern Compact. See note 13 for more details.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying financial statements are prepared on a consolidated basis. There are eight reporting subsidiaries with activity and three subsidiaries that had no activity in 1997. Inter-company accounts for revenues and expenses have been eliminated in the consolidated financial statements. Certain estimates and assumptions have been made by the Company for the consolidated financial statements. The consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP).

     Cash and Investment Securities Pledged. Pledged cash and investment securities totaled $5,405,000 at December 31, 1998 and consists of letters of credit and a performance bond backed by cash, money market accounts, securities classified as trading, and other cash all of which is pledged. The Company is responsible to repay rebates to LLRW waste generators in the Northwest Compact region that will total $4,500,000 according to the Washington Utilities Transportation Commission (WUTC), by April 1999. The Company also maintains cash and investment securities pledged with ALEX for approximately $2,700,000 to cover insurance policy deductibles and as funds to reserve for the closure and post closure of certain landfill sites.

     Revenue Recognition. Generally, revenues are recognized as services are performed, and as waste materials are buried or processed.

     Property and Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Land is comprised of land owned at the processing and disposal sites. Land owned and used for disposal is depleted over the estimated useful life of the disposal site on a straight-line basis. Cell development costs represent waste disposal facility preparation costs that are capitalized and charged to operating costs as disposal space is utilized. The Company engaged independent surveys by certified engineers and surveyors to measure remaining cell volume for each site for December 31, 1998 and 1997. Cell development costs include direct costs related to site preparation, including legal, engineering, construction, and the direct cost of company personnel dedicated for these purposes. The estimated useful lives of buildings and improvements is fifteen to thirty-one years. The estimated useful lives of vehicles, decontamination, processing and other equipment is three to ten years. See Note 4 for major categories of property and equipment. Expenditures for major renewals and betterment's are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1998, 1997, and 1996, maintenance and repair expenses were $209,000, $521,000 and $982,000, respectively.

     Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized on the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. The accumulated amortization of intangible assets amounted to $336,000, $312,000 and $288,000 at December 31, 1998, 1997 and 1996,
respectively. Amortization of intangible assets was $24,000 for each of the last three years. On an ongoing basis, the Company measures the value of its intangible assets. In the event that facts and circumstances indicate intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary.

     Permitting Costs. Permitting costs, included under the caption Other Assets in the Consolidated Balance Sheets, are primarily comprised of outside engineering and legal expenses and are capitalized and amortized over the life of the applicable permits. At December 31, 1998 and 1997, there were $1,955,000 and $1,295,000, respectively, of unamoratized costs included in other assets in the accompanying consolidated balance sheets.

     The Company operates its various sites under the regulations of, and permits issued by various state and federal agencies. Several of the Company's existing sites are currently seeking permit renewals and/or expansion permits. There is no assurance of the outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potential restrictions from governmental regulation. Substantial losses which would have a material adverse effect on the Company's consolidated financial position could be incurred by the Company in the near term, in the event a permit is not granted, if facility construction programs are delayed or changed, or if projects are otherwise abandoned. The Company reviews the status of permitting projects on a periodic basis to assess reliability of related asset values. As of December 31, 1998, management believes that assets that could currently be affected by permitting efforts are recoverable at their recorded values.

     Self-Insurance. The Company has insurance policies that cover any annual losses exceeding $45,000 per employee for employee health care. The Company also has insurance policies covering claims in excess of $100,000 for workers' compensation, auto, and general liability costs. A self-insurance liability is based on claims filed and estimates for claims incurred but not reported.

     The Company believes it operates professionally and prudently, however, the environmental business exposes the Company to many risks. The risks include potential release of harmful substances into the environment causing damage or injury. An insurance program has been reviewed and put into place that under its insurance policies, the Company generally has self-insured retention limits or deductibles. These range from $25,000 to $250,000 and include fully insured layers of coverage above the retention or deductibles. The nature of the Company's business exposes it to accidental environmental contamination losses that are generally not covered by primary casualty insurance programs. To provide insurance protection for environmental claims the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear related occurrences. For radioactive risk, the Company has purchased nuclear liability insurance covering operations of its facilities, suppliers and transporters. In addition, the Company has purchased primary casualty and excess liability policies all through traditional third party insurance.

     Pursuant to RCRA, the Company is required to maintain environmental impairment liability insurance coverage with specified minimum limits for sudden and non-sudden accidental occurrences. The Company is in compliance with required limits and coverage with the exception of the Sheffield, Illinois site where such insurance has been unavailable.

     The Company restructured its closure and post-closure insurance with Reliance Insurance Company under a five year prepaid premium policy. The Company no longer is reinsuring the financial assurance for closure and post-closure of the Company's facilities. The Company continues to use ALEX for holding collateral on two facilities not totally covered by the new insurance arrangement. ALEX is holding $2.7 million of cash and securities classified as trading for this collateral.

     Deferred Site Maintenance. Deferred site maintenance includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The Company generally provides accruals for the estimated costs of closures and post-closure monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company performs routine periodic reviews of both closed and operating sites and revises accruals for estimated post-closure, remediation or other costs related to these locations as deemed necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for operating chemical disposal sites based on Resource Conservation and Recovery Act (RCRA) and the respective site permits. RCRA requires that companies provide financial assurance for the closure and post-closure care and maintenance of their chemical sites for at least thirty years following closure. Where both the amount of a particular environmental liability and the timing of the payments are reliably determinable, the cost is discounted to present value at a discount rate of 2.5%, net of inflation. The Company has not discounted any of the deferred site maintenance accruals for 1998, 1997, or 1996.

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

                                                 (000' except per share amounts)
                                                      Year Ended December 31,
                                                 --------------------------------
                                                   1998       1997        1996
                                                 ---------  ---------   ---------
Net income (loss)                                $     762  $    (676)  $ (11,407)
    Adjustments to net income (loss):
      Preferred stock dividends                        417        760         465
                                                 ---------  ---------   ---------
        Adjusted net income (loss) available to
          common shareholders                    $     345  $  (1,436)  $ (11,872)

Weighted average shares outstanding-
    Common shares outstanding at year end           12,772      8,163       7,907
    Adjustment factor for rights offering             --        1.022       1.022
                                                 ---------  ---------   ---------
    Adjusted shares                                 12,772      8,342       8,081

Basic EPS                                        $     .03  $    (.17)  $   (1.47)
                                                 =========  =========   =========
Diluted EPS                                      $     .03  $    (.17)  $   (1.47)
                                                 =========  =========   =========

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

     Use of Estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and affect the reported amounts of revenues and expenses during the reporting period. The significant estimates used by the Company in the accompanying consolidated financial statements primarily relate to recoverability of deferred site development costs, waste processing and burial, valuation of warrants issued in 1998, and deferred site maintenance, discussed in Notes 7 and 8. Actual results could materially differ from estimates.

     Major Customers. Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $6,808,000, $7,579,000 and $5,711,000 in 1998, 1997 and 1996
respectively, or 18%, 18%, and 11% of the Company's consolidated revenues. No other single customer accounted for 10% or more of the Company's consolidated revenues for 1998, 1997, or 1996. It is expected that there will be a significant decline in 1999 revenues from this contract, which can be terminated with ten days notice by the Central Interstate Compact Commission.

     Credit Risk Concentration. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required collateral for such obligations.

     Fair Value of Financial Instruments. The book values of investment securities, excluding investments in common and preferred stocks, receivables, accounts payable and financial instruments included in other assets and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. Investments in common and preferred stocks are stated at fair market values. The quoted market price was used to determine the fair market value of the investment in common stock. Estimated market values were used to determine the fair market value of the investments in preferred stocks.

     Commitment. The Company signed an agreement in January 1999, to dispose of a minimum of 10,000 cubic feet of waste material during each six-month period for the next three years.

     Labor Concentrations

     The Company has collective bargaining agreements at two of its facilities. The Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), formerly OCAW, represents 10 employees in Richland, Washington and 66 employees in Oak Ridge, Tennessee.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not recognized for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

     Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expenses as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

     NOTE 3.  CASH AND INVESTMENT SECURITIES

     Merrill Lynch Company now holds the securities and investment cash of the Company and the wholly owned subsidiary American Liability and Excess Insurance Company (ALEX). ALEX serves as a captive insurance company, underwriting the Company's performance bond in conjunction with investing some collateral for certain site closure obligations, performance of remedial investigations and feasibility studies (RI/FS), and performance of corrective action at the closed Sheffield, Illinois facility, compliance with Texas Natural Resource Conservation Commission (TNRCC) requirements related to the Winona, Texas facility.

Cash and investment securities at December 31, 1998, and 1997, were as follows (in thousands):

                                                          Market      Unrealized
December 31, 1998                             Costs        Value      Gain/(loss)
                                            ----------   ----------   ----------
Cash and cash equivalents                   $    4,442   $    4,442   $     --
Trading Securities                               1,653        1,696           43
Securities held-to-maturity                      3,709        3,709         --
                                            ----------   ----------   ----------
                                            $    9,804   $    9,847   $       43
                                            ==========   ==========   ==========

December 31, 1997

Cash and cash equivalents                   $    3,484   $    3,484   $     --
Trading securities                               6,243        6,781          538
Securities held-to-maturity                      4,388        4,388         --
                                            ----------   ----------   ----------
                                            $   14,115   $   14,653   $      538
                                            ==========   ==========   ==========


     The change in net unrealized gains on trading securities was $(495,000), $503,000, and $115,000 in 1998, 1997 and 1996, respectively, each of which has been included in earnings. Investments in securities held-to-maturity mature over various dates during 1999 and are reported at their amortized cost basis, which approximates fair value at December 31, 1998. Investments in securities held-to-maturity at December 31, 1998 and 1997, consisted of the following (in thousands):

                                                             1998        1997
                                                          ----------  ----------
Corporate Bonds/Commercial Paper                          $    3,169  $    4,147
Certificates of deposit                                          100          83
Money market accounts and other                                  440         158
                                                          ----------  ----------
                                                          $    3,709  $    4,388
                                                          ==========  ==========

     Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $5,405,000 and $14,287,000 at December 31, 1998 and 1997, respectively, have been classified as non-current assets as cash and investment securities, pledged. The amounts pledged by the Company generally equal the present value of its estimated future closure and post-closure obligations.

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997, were as follows (in thousands):

                                                              1998         1997
                                                            ----------   ----------
Land                                                        $    1,830   $    1,819
Cell development costs                                          11,035       11,035
Buildings and improvements                                       6,211        7,531
Decontamination and processing equipment                         1,144        1,143
Vehicles and other equipment                                    19,627       18,624
                                                            ----------   ----------
                                                                39,847       40,152
Less: Accumulated depletion, depreciation and amortization     (28,702)     (27,148)
                                                            ----------   ----------
                                                            $   11,145   $   13,004
                                                            ==========   ==========

     Depreciation expense was $1,958,000, $2,637,000 and $4,798,000, for 1998,
1997 and 1996, respectively.

NOTE 5.  DEFERRED SITE DEVELOPMENT COSTS

     The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility, for the Southwestern Compact ("Ward Valley facility"), and been selected to obtain a license to develop and operate the Central Interstate Compact ("Butte facility").

     The Company currently holds a license from the California Department of Health Services to operate the Ward Valley LLRW facility to serve the Southwestern Compact region. However, the State of California has been unable to carry out its obligation to the Company to obtain the project property from the U.S. Department of the Interior. To realize its investment, the US Government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the lawsuit that it has filed against the US Government. In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the Court of Federal Claims, seeking monetary damages in excess of $73 million. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transfer to California. Both cases are pending.

     All costs related to the development of the Ward Valley facility have been capitalized. In November 1998, the Company settled with its bank for all of the long-term bank debt. See Note 9., Long Term Debt, for a full explanation of the bank settlement agreement. After adjusting for the bank settlement in November 1998, as of December 31, 1998, the Company had deferred $20,431,000 (33% of total assets) of pre-operational facility development costs of which $895,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the Department of Health Services (DHS), in accordance with existing state rate-base regulations. The disposal fee approval process is to include an independent prudency review of pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

     Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Such revenues totaled $6,808,000, $7,579,000 and $5,711,000, in 1998, 1997 and 1996, respectively.
Substantially all funding to develop the Butte facility, has been provided by major generators of waste, that are part of the CIC. As of December 31, 1998 the Company has contributed and deferred approximately $6,478,000 (11% of total assets), which $386,000 was capitalized interest, toward the development of the Butte facility.

     In August, 1998, the State issued a Notice of Intent to Deny USE's license application on seven grounds. All of the findings, except one, had been addressed previously and were inconsistent with the State's earlier position regarding the site's suitability and the Company's finances. The seventh dealt with a relatively minor issue in the accident response plan. Nonetheless, in December, 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The decision was not unexpected given the State's record on this matter the past eight years.

     On January 13, 1999, the Central Interstate Commission directed US Ecology to submit and vigorously prosecute a Petition for a Contested Case challenging the State's denial. Accordingly, US Ecology filed its Petition pursuant to the Nebraska Administrative Procedure Act on January 15, 1999. Both the Company and the Commission had anticipated the need to file an administrative appeal in Nebraska.

     By letter dated February 1, 1999, the Commission reiterated that it had directed US Ecology to vigorously prosecute the Contest Case Activities while the Commission continues to secure sufficient funding to cover those legal costs. (Although the Commission does not currently have a funding contract with the central states' Major Generators, it has cash reserves and also generates cash receipts by processing requests from central states' generators to export wastes pending construction of its own disposal facility.) In the same letter, the Commission explicitly stated that (while) "This Commission Ramp Down Notice is intended to modify the US Ecology, Inc. Commission contract...This Ramp Down Notice is not (emphasis added) to be taken or considered...as a Notice of Termination under that contract..."

     In addition to the Contested Case filed by US Ecology, the central states' Major Generators filed suit in Federal District Court for the District of Nebraska on December 30, 1998 seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the license review process.

     US Ecology attorneys have drafted a complaint seeking to intervene as plaintiffs in the case to protect the company's equity interest which is expected to be filed in March 1999. The filing is viewed as additional insurance against the history of arbitrary actions by the State of Nebraska the past eight years. In the event the state should sustain its decision to deny the license application in the administrative contested case, the Company plans to appeal that decision in court.

     The State of Nebraska has lost every court action involving this project since it began in 1987. In contrast, the State and Federal courts have consistently ruled in favor of the project. It is expected that they will continue to do so whether in the Complaint to Intervene or in a judicial appeal of an adverse administrative appeals decision should we receive one.

     While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor pursuant to its contract with Central Interstate Low-Level Radioactive Waste Commission. As such, it will continue to carry out the Commission's instructions and expects to be reimbursed for all activities undertaken pursuant to the contract.

     Various political and environmental opposition toward the development of the sites is delaying the construction and operation of the Ward Valley and Butte facilities along with various legal proceedings as further discussed under "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "Proposed Butte, Nebraska Facility". At this time, it is not possible to assess the length of these delays, when, or if, the Butte facility license will be granted; and when, or if, the land for the Ward Valley facility will be obtained. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively pursue the conveyance of the land from the federal government to the State of California so that construction may begin, and to continue pursuing licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position and results of operations.

     In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost, on the site development projects while facilities being developed are undergoing activities to ready them for their intended use. As a result of the bank settlement, the Company eliminated $12,461,000 of capitalized interest leaving only $1,282,000 of capitalized interest at December 31, 1998. Interest capitalized was $3,708,000 in 1997 and $3,558,000 in 1996.

NOTE 6.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. The Company adopted this statement during 1995 in conjunction with recording a substantial writedown of goodwill and certain property and equipment. There were no impairments in 1998 or 1997. The Company has made a complete evaluation of assets every year since 1995, and applied the accounting rules of FASB 121. The impairment in 1996 of $7,451,000 was for the Winona, Texas facility when the Company decided to discontinue operations.

NOTE 7.  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1998 and 1997 were as follows (in thousands):

                                                             1998        1997
                                                          ----------  ----------
              Waste processing and burial fees            $    7,314  $    5,567
              Fees and taxes                                     288       1,360
              Regulated rate settlements                       4,517       1,238
              Compensation costs                               1,015         680
              Deferred revenue                                 1,064         948
              Houston Office Lease                              --         2,044
              Other                                            3,069       2,030
              Preferred stock dividends                         --           934
                                                          ----------  ----------
                                                          $   17,267  $   14,801
                                                          ==========  ==========

NOTE 8.  DEFERRED SITE MAINTENANCE

     Deferred site maintenance accruals at December 31, 1998 and 1997 were as follows (in thousands):

                                                             1998         1997
                                                          ----------   ----------
Accrued costs associated with open facilities             $    9,903   $    9,585
Accrued costs associated with closed facilities                9,636       11,594
                                                          ----------   ----------
    Sub-total                                                 19,539       21,179
Less: current portion                                           (700)      (2,842)
                                                          ----------   ----------
Deferred site maintenance, excluding current portion      $   18,839   $   18,337
                                                          ==========   ==========

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

     The State of Nevada and the State of Washington have collected money in segregated accounts for the costs of closure and post-closure care and maintenance of the Richland, Washington site. The Company currently submits waste volume-based fees to these state maintained funds. Such fees are periodically negotiated with, or established by, the States and are based upon engineering cost estimates provided by the Company and approved by the State.

NOTE 9.    LONG TERM DEBT

     Long term debt at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                               1998         1997
                                                            ----------   ----------
           Secured bank credit facility                     $     --     $   39,257
                 Note payable                                    1,300         --
           Capital lease obligations and other                   1,042          726
                                                            ----------   ----------
                                                                 2,342       39,983
           Less: Current maturities                               (119)        (111)
                                                            ----------   ----------
           Long term debt                                   $    2,223   $   39,872
                                                            ==========   ==========

Aggregate maturity of future minimum payments under capital leases are as follows (in thousands):

                      Year Ended
                     December 31,
                     ------------
                         1999                                         $   119
                         2000                                           1,512
                         2001                                             441
                         2002                                             270
                                                                      -------
                         Total                                        $ 2,342
                                                                      =======

     The Company has three long-term leases that total $871,000 one at Oak Ridge, Tennessee maturing April 30, 2001 with 10% interest. The other two are at Beatty, Nevada maturing April 1, 1999 and April 1, 2001 at 7.5% and 8.9% interest respectively.

     The notes payable, issued March 1999, are with two of the Company's board members, as an eighteen-month term at 9% interest and $1.3 million principal, prohibiting the Company from paying dividends on common or preferred shares.

     At November 12, 1998, prior to the settlement between the Company and its Bank, the outstanding balance of the Company's total secured debt was $42,604,890. This amount was made up of the following: $5,000,000 balance on a Revolving Credit Note; $35,140,836 balance on the Term Loan; $2,300,371 balance of interest accrued at a rate of 3%; a $160,000 short-term loan, as evidenced by a Demand Promissory Note executed between the Company and its Bank on August 21,1998; and $3,683 of interest accrued at a rate of 10% on the short-term loan.

     On November 13, 1998, the Company closed a multi-part transaction with its bank, Chase Bank of Texas (the "Bank"), eliminating substantially all of the Company's long-term debt and all of its $41.9 million debt to the Bank. The essential terms of the transaction included: (1) the payment of approximately $4.2 million of cash to the Bank; effected by liquidating that amount from an investment portfolio held in ALEX, a wholly owned subsidiary; (2) the sale and assignment of an interest in the Company's Ward Valley, California project including potential proceeds from litigation against the U.S. Department of Interior; and (3) warrants to purchase common stock of the Company equal to 10% of the number of common shares outstanding. The maximum amount the Bank can earn from its interest in the Ward Valley project litigation, is $29.6 million, and is subject to reduction by as much as $1.0 million for attorneys' fees incurred in respect of the litigation after November 13, 1998. The Company accounted for this transaction by reducing capitalized interest. Cost of approximately $12.4 million against unpaid interest included in the $41.9 million bank debt. The remaining value of the debt of approximately $24.3 million was recorded as a sale of a portion of the Ward Valley project. No gain or loss was recognized in this transaction.

     The Warrant in the (3) above replaces an earlier warrant granted to the Bank and permits the Bank to purchase up to 1,349,843 shares of the Company's common stock at $1.50 per share. The Warrant is effective immediately and, unless earlier exercised, terminates June 30, 2010. The value of the warrants was estimated using the Black -Scholes option pricing model. The warrant was issued on November 13, 1998 and the warrant value is $1.23 each for purchasing up to 1,349,843 common shares. The Warrant will be adjusted pursuant to anti-dilution provisions if the Company issues common stock or other securities convertible or exercisable for common stock at a price less than the equivalent of $1.50 per share of common stock. If the Bank receives a total of $35.0 million from its interest in the litigation and Ward Valley project, the cash payment made November 13, 1998, and a partial exercise of the Warrant, the Bank will have thirty days to exercise the unexercised part of the Warrant or it expires.

     The Ward Valley Interest Agreement and Assignment ("WV Agreement") assigns the Bank an 85% interest in the cash generated by two of the five rate-base components set by California regulatory authorities to be charged to generators of waste utilizing the disposal site. The two components are an annual amortization of 1/20 of capital investment in the project prior to November 13, 1998 and the return factor specified by the Company in the license application. The Bank will not share in the depreciation, interest reimbursement or annual operating cost rate-base components. As stated in the Company's annual reports, the project has been effectively stalled by the Clinton administration's refusal to convey the land on which the project is to be sited to the state of California. California and the Company are engaged in two lawsuits against the United States. The Company is claiming damages in excess of $70.0 million and suing for an order that the land be conveyed to California. If the Company recovers damages from the United States, the damages, reduced by up to $1.0 million of attorneys' fees, will be paid to the Bank under the WV Agreement until it has received from the litigation and the Ward Valley project a maximum amount of $29.6 million.

     The settlement of the bank debt resulted in the Company reducing both the capitalized asset and the capitalized interest for both the Ward Valley and Nebraska projects. The following table shows the ending balances before and after the bank settlement for the years ended December 31, 1998 and 1997 in thousands of dollars.

                                Capitalized      Capitalized
1998                               Costs           Interest            Total
                                 ---------       -----------        -----------
Ward Valley Project              $  19,536       $       895        $    20,431
Butte, Nebraska Project
                                     6,092               386              6,478

1997

Ward Valley Project              $  41,283       $    10,035        $    51,318
Butte, Nebraska Project
                                     6,092             1,480              7,572

     In addition to the Bank closing and a near simultaneous settlement of a court judgement, the Company made a $160,000 loan, supported by the Demand Promissory Note, now repaid in full to the bank. The Company made this agreement to settle litigation between the Company and Houston Office 88, Inc. The Company received a court judgment to pay Houston 88, Inc. $2,044,346. The two parties settled the case for $900,000. This amount was funded by the short-term loan from the Bank plus an assignment to the Bank by the Company of an IRS refund claim in the amount of $740,000. This assignment is collateralized by a lien on and perfected security interest in real property located in Smith County.

     At December 31, 1998, the Company had issued letter of credit and a performance bond with an outstanding face value of $4,190,000 that relate to the site locations operating permits. Cash and investment securities secure the issued letters of credit and performance bond. The fees range from 1/2 of one percent to one percent and expire no more than one year after December 31, 1999.

NOTE 10.   PREFERRED STOCK

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

     The Company made a shareholder rights offering that concluded on February 10, 1998. The Company sold 3,912,936 shares of its common stock in the rights offering; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E Designation Certificate. As a result of the rights offering and Series E conversion, the Company now has approximately 13,557,275 shares of common stock outstanding at March 26, 1999. The Series E stock is now retired but carries 3,000,000 warrants with no assigned value, a $1.50 per share exercise price and expire June, 2008.

     In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities is deducted from the proceeds. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 8.636 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price.

     Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Previous bank covenants prohibited the payment of dividends. Accrued dividends at December 31, 1998 totaled $1,354,000 and were paid March 9, 1999, by borrowed funds from two of its directors. The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value at issuance was deemed to be de minimus.

NOTE 11.  STOCK OPTION PLANS

     The Company presently maintains three stock option plans, one which expired in 1998, affording employees and outside directors of the Company the right to purchase shares of its common stock. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the fair market value of the shares when the option is granted, and no options may have a term longer than ten years.

     The first plan is the 1988 plan that provided a 10-year life and all but 260,000 options have expired. In 1992, the Company adopted the second and third plans as the 1992 Stock Option Plan for Employees and the 1992 Stock Option Plan for Directors. On December 30, 1998, 300,000 options were added to the Director's Plan of 1992. Options under the employee plan are designated as incentive or non-qualified in nature at the discretion of the Compensation committee, and only employees will receive options under the 1992 Stock Option Plan for Employees. Only directors will receive options under the Director's Plan.

     As of December 31, 1998, the 1992 Stock Option Plan for Employees had issued 664,000 options with 136,000 remaining available, under the Stock Option Plan for Directors, 367,000 options had been issued with 282,000 available.

     The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company has recorded no compensation cost for 1998, 1997, and 1996. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 1998, 1997, and 1996 net loss would have been increased pro forma by $660,980, $493,603 and $49,118, respectively. Basic income (loss) per share would have increased (decreased) $(.05), $.06, and $.01 for 1998, 1997, and 1996, respectively. Diluted loss per share would have been the same as basic loss per share as the common stock equivalents are anti-dilutive. The FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995. The pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996:

                                                                         1998         1997         1996
                                                                      -----------  -----------  -----------
Expected volatility                                                           213%         137%        --
Risk-free interest rates                                                      6.0%         6.0%        --
Expected lives                                                            3 years      3 years         --
Dividend yield                                                                  0%           0%        --
Weighted-average fair value of options granted
     during the year (Black-Scholes)                                  $      1.14  $      1.38  $      --

Under option:
Options outstanding, beginning of year                                    716,650      542,600    1,186,600
Granted                                                                   571,422      340,000         --
Exercised                                                                    --        (97,500)        --
Canceled                                                                  (30,500)     (68,450)    (644,000)
                                                                      -----------  -----------  -----------
Options outstanding, end of year                                        1,257,572      716,650      542,600
                                                                      ===========  ===========  ===========

Price range per share of outstanding options                          $     (1.00) $     (1.00) $     (4.00)
                                                                      $     14.75  $     14.75  $     14.75
                                                                      ===========  ===========  ===========

Price range per share of options exercised                            $      --    $     (1.25)  $      --
                                                                      $      --    $      2.00  $      --
                                                                      ===========  ===========  ===========

Price range per share of options canceled                             $     (8.58)  $    (5.50) $     (4.62)
                                                                      $     (8.58)  $    14.25  $     14.25
                                                                      ===========  ===========  ===========

Options exercisable at end of year                                      1,124,772      609,320      417,070
                                                                      ===========  ===========  ===========

Options available for future grant at end of year                         461,928      733,350    1,073,350
                                                                      ===========  ===========  ===========

NOTE 12.  EMPLOYEE'S BENEFIT PLANS

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

     The Company contributions for the 401(k) plan were $119,000, $147,000, and $269,000, for 1998, 1997, and 1996 respectively. The Company has no post-retirement or post-employment benefit plan.

NOTE 13.  INCOME TAXES

     The components of the income tax provision (benefit) were as follows (in thousands):

                                               Year Ended December 31,
                                        ---------------------------------------
                                          1998          1997           1996
                                        ----------    ----------     ----------
Current - Federal                       $     --      $     --       $   (1,552)
        - State                                 55           132             35
                                        ----------    ----------     ----------

                                                55           132         (1,517)
                                        ----------    ----------     ----------

Deferred - Federal                            --            --             --
                                        ----------    ----------     ----------

                                        $       55    $      132     $   (1,517)
                                        ==========    ==========     ==========

     The following reconciles between the effective income tax (benefit) rate and the applicable statutory federal income tax (benefit) rate:

                                                           Year Ended December 31,
                                                    --------------------------------------
                                                          1998          1997          1996
                                                    ----------    ----------    ----------
Income tax (benefit) - statutory rate                     34.0%        (34.0)%       (34.0)%
State income taxes, net of federal tax benefit            --            --             (.3)
Dividend income excluded from taxable income              --            --             (.1)
Non-deductible goodwill amortization                      --            --             5.3
Valuation allowance for deferred tax assets              (40.8)         14.9          18.0
Tax refund                                                --             5.7          --
Other, net                                                 6.8           1.4           1.1
                                                    ----------    ----------    ----------
           Total effective tax (benefit) rate             --  %        (12.0)%       (10.0)%
                                                    ==========    ==========    ==========

       The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                         January 1,     Deferred     December 31,
                                          1998         Provision        1998
                                        ----------     ----------    ------------
Deferred tax assets:
Environmental compliance and
    Other site related costs,
    Principally due to accruals for
    Financial reporting purposes        $    7,639     $        9     $    7,648
Depreciation and amortization                7,120         (2,178)         4,933
Net operating loss carry forward            10,342           (182)        10,160
Other                                          712            100            812
                                        ----------     ----------     ----------

Total gross deferred tax assets             25,813         (2,260)        23,553
Less valuation allowance                   (20,131)        (1,926)       (22,057)
                                        ----------     ----------     ----------
Net deferred tax assets                      5,682         (4,186)         1,496
                                        ----------     ----------     ----------

Deferred tax liabilities:
Site development costs                      (1,944)           817         (1,127)
Capitalized Interest                        (4,431)         4,062           (369)
Other                                       (3,738)          (693)            --
                                        ----------     ----------     ----------

Total gross deferred tax liabilities        (5,682)         4,186         (1,496)
                                        ----------     ----------     ----------

Net deferred tax assets                 $     --       $     --       $     --
                                        ==========     ==========     ==========

       The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carry forward of approximately $26,513,000 at December 31, 1998, begins to expire in the year 2006. Of this carry forward, $2,744,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carry forward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $1,079,000 in 2007 and $872,000 in 2008. The remaining unrestricted net operating loss carry forward expires $4,848,000 in 2011, $12,553,000 in 2012 and 6,368,000 in 2018. The Company's federal income tax returns and amended federal income tax returns to report net operating loss carry backs are currently under examination. As of December 31, 1998, certain refunds claimed had not been received and $740,000 is reflected as income taxes receivable.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

       In the ordinary course of conducting business, the Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities. There may also be actions brought by individuals or groups of citizens in connection with permitting of planned facilities, alleging violations of existing permits, or alleging damages suffered from exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of its operations.

       Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

OTHER MATERIAL LITIGATION

     One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States in which one or more favorable outcomes may have a potentially significant favorable future impact on the Company. In the first case, US Ecology is suing to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. In the second case US Ecology is seeking an order (writ of mandamus) from a federal court which may result in the eventual opening of the long delayed Ward Valley LLRW site.


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The unaudited consolidated quarterly results of operations for 1998 and 1997 (in thousands, except per share amounts) were:

                                                TOTAL            FOURTH              THIRD          SECOND          FIRST
                                                 YEAR           QUARTER            QUARTER         QUARTER        QUARTER
Operating revenues:
     1998                                      38,960            10,231              8,855          10,230         9,644
     1997                                      41,522            10,189             11,002          10,702         9,629

Income (loss) from Operations
     1998                                        (287)            1,752             (1,202)           (358)         (479)
     1997                                      (3,606)           (2,131)              (569)             86          (992)

Income (loss) before income taxes
And extraordinary item:
     1998                                         817             1,615             (1,125)            262            65
     1997                                        (544)           (1,223)               146           1,484          (951)

Net income (loss):
     1998                                         762             1,705             (1,089)            226           (80)
     1997                                        (676)           (1,346)               257           1,321          (908)

Basic earnings (loss) per common Share:
     1998                                                           .12               (.09)            .01          (.01)
     1997                                                                              .01             .14          (.14)
                                                                   (.17)

Diluted earnings (loss) per common share:
     1998                                                           .11               (.09)            .01          (.01)
     1997                                                          (.17)               .01             .13          (.14)

     Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

NOTE 16.  OPERATING SEGMENTS

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the way the Company reports information about its operating segments. The Company operates with two segments, Chemical Services and LLRW Services. The Chemical Services provides hazardous waste management, while LLRW Services processes, packages, and disposes of material contaminated with low-level nuclear material. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on gross profit, selling, general and administrative expense, interest expense and income, corporate allocation and after an apportioned income tax. Segment data includes intercompany transactions at cost, as well as allocation for certain corporate costs.

     Summarized financial information concerning the Company's reportable segments are shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

                         Chemical Services   LLRW Services   Corporate & Other      Total
                         -----------------   -------------   -----------------   -------------
1998
Sales                      $      16,030     $      22,930     $                 $      38,960
Operating Costs                    9,488            14,057              --              23,545
                           -------------     -------------     -------------     -------------
Gross Profit               $       6,542     $       8,873     $        --       $      15,415
S, G&A Expense                     6,544             6,272             2,886            15,702
Interest Expense/Income             (453)              (70)             (581)           (1,104)
Corporate Allocation               1,764             2,328            (4,092)             --
Federal Taxes                       --                --                  55                55
                           -------------     -------------     -------------     -------------
Net Income                 $      (1,314)    $         343     $      (1,732)    $         762
Total Assets               $      15,535     $      38,000     $       8,265     $      61,800

1997
Sales                      $      15,387     $      26,135     $        --       $      41,522
Operating Costs                    9,320            13,899              --              23,219
                           -------------     -------------     -------------     -------------
Gross Profit               $       6,067     $      12,236     $        --       $      18,303
S, G&A Expense                     7,761             6,141             8,007            21,909
Interest Expense/Income             (406)             (363)           (2,293)           (3,062)
Corporate Allocation               1,940             2,476            (4,416)             --
Federal Taxes                       --                --                 132               132
                           -------------     -------------     -------------     -------------
Net Income                 $      (3,228)    $       3,982     $      (1,430)    $        (676)
Total Assets               $      16,075     $      57,752     $      24,604     $      98,431

1996
Sales                      $      26,476     $      27,025     $      (3,529)    $      49,972
Operating Costs                   20,022            17,466            (3,917)           33,571
                           -------------     -------------     -------------     -------------
Gross Profit               $       6,454     $       9,559     $         388     $      16,401
S, G&A Expense                     9,218             6,996             7,983            24,187
Interest Expense/Income            7,492              (793)           (1,562)            5,137
Corporate Allocation               3,354             4,121            (7,475)             --
Federal Taxes                       --                --              (1,516)           (1,516)
                           -------------     -------------     -------------     -------------
Net Income                 $     (13,609)    $        (755)    $      (2,958)    $     (11,407)
Total Assets               $      19,935     $      56,497     $      22,595     $      99,027

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


     Items 10, 11, 12, and 13 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, no later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12, and 13 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                  1.       Financial statements and report of Balukoff,
                             Lindstrom & Co., P.A.
                               Independent Auditors' Report
                               Consolidated Balance Sheets - December 31, 1998
                                    and 1997
                               Consolidated Statements of Operations for the
                                    years ended December 31, 1998, 1997 and 1996
                               Consolidated Statements of Shareholders' Equity
                                    for the years ended December 31, 1998, 1997
                                    and 1996
                               Consolidated Statements of Cash Flows for the
                                    years ended December 31, 1998, 1997 and 1996
                               Notes to Consolidated Financial Statements

                  2.  Financial statement schedules

                           Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

                  3.  Exhibits

-------------------------------------------------------------------------------------------------------------------
Exhibit No.                              Description                               Incorporated by Reference from
                                                                                            Registrant's
-------------------------------------------------------------------------------------------------------------------
    3.1     Restated Certificate of Incorporation, as amended                     1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
    3.2     Certificate of Amendment to Restated Certificate of Incorporation     Form S-4 dated 12-24-92
            dated June 4, 1992
-------------------------------------------------------------------------------------------------------------------
    3.3     Amended and Restated Bylaws dated February 28, 1995                   1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.1     Sublease dated February 26, 1976, between the State of Washington,    Form 10 filed 3-8-84
            the United States Dept. of Commerce and Economic Development, and
            Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.
-------------------------------------------------------------------------------------------------------------------
   10.2     Lease dated May 1, 1977 ("Nevada Lease"), between the state of        Form 10 filed 3-8-84
            Nevada, Dept. of Human Resources and Nuclear Engineering Company,
            with Addendum thereto, dated December 7, 1982
-------------------------------------------------------------------------------------------------------------------
   10.3     Addendum to Nevada Lease dated March 28, 1988                         1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.4     Nevada State Health Division, Radioactive Material License issued to  1989 Form 10-K
            US Ecology, Inc. dated December 29, 1989
-------------------------------------------------------------------------------------------------------------------
   10.5     Administrative Order by Consent between the United States             1985 Form 10-K
            Environmental Protection Agency and US Ecology, Inc. ("USE") dated
            September 30, 1985
-------------------------------------------------------------------------------------------------------------------
   10.6     State of Washington Radioactive Materials License issued to US        1986 Form 10-K
            Ecology, Inc. dated January 21, 1987
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Exhibit No.                              Description                               Incorporated by Reference from
                                                                                            Registrant's
-------------------------------------------------------------------------------------------------------------------
   10.11    Agreement between the Central Interstate Low-Level Radioactive Waste  2nd Quarter 1988 10-Q
            Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
            January 28, 1988 ("Central Interstate Compact Agreement")
-------------------------------------------------------------------------------------------------------------------
   10.12    Amendment to Central Interstate Compact Agreement dated May 1, 1990   1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.13    Second Amendment to Central Interstate Compact Agreement dated June   1994 Form 10-K
            24, 1991
-------------------------------------------------------------------------------------------------------------------
   10.14    Third Amendment to Central Interstate Compact Agreement dated July    1994 Form 10-K
            1, 1994
-------------------------------------------------------------------------------------------------------------------
   10.15    Settlement agreement dated May 25, 1988 among the Illinois Form 8-K   Form 8-K dated 6-7-88
            dated 6-7-88 Department of Nuclear Safety, US Ecology, Inc. and
            American Ecology Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site
-------------------------------------------------------------------------------------------------------------------
   10.16    Nevada Division of Environmental Protection Permit for Hazardous      1988 Form 10-K
            Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
            Inc. dated June 24, 1988
-------------------------------------------------------------------------------------------------------------------
   10.17    Texas Water Commission Permit for Industrial Solid Waste Management   1988 Form 10-K
            Site (Part B) issued to Texas Ecologists, Inc. dated December 5,
            1988
-------------------------------------------------------------------------------------------------------------------
   10.18    Memorandum of Understanding between American Ecology Corporation and
            1989 Form 10-K the State of California dated August 15, 1988
-------------------------------------------------------------------------------------------------------------------
   10.19    United States Environmental Protection Agency approval to dispose of  1989 Form 10-K non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
            Nevada chemical waste disposal facility
-------------------------------------------------------------------------------------------------------------------
   10.20    Employment Agreement between American Ecology Corporation and C.      1993 Form 10-K
            Clifford Wright, Jr. dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
   10.21    Employment Agreement between American Ecology Corporation and         1993 Form 10-K
            William P. McCaughey dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
   10.22    Employment Agreement between American Ecology Corporation and         1993 Form 10-K
            Stephen W. Travers dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
   10.23    Employment Agreement between American Ecology Corporation and Harry   1993 Form 10-K
            O. Nicodemus, IV dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
   10.24    Employment Agreement between American Ecology Corporation and Ronald  1993 Form 10-K
            K. Gaynor dated April 1, 1994     * (terminated in 1995)
-------------------------------------------------------------------------------------------------------------------
   10.26    Amended and Restated American Ecology Corporation 1992 Stock Option   Proxy Statement dated 4-26-94
            Plan  *
-------------------------------------------------------------------------------------------------------------------
   10.27    Amended and Restated American Ecology Corporation 1992 Outside        Proxy Statement dated 4-26-94
            Director Stock Option Plan  *
-------------------------------------------------------------------------------------------------------------------
   10.28    American Ecology Corporation 401 (k) Savings  Plan  *                 1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.29    American Ecology Corporation Retirement Plan  *                       1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   10.30    Credit Agreement between American Ecology Corporation, its            1994 Form 10-K
            subsidiaries and Texas Commerce Bank National Association dated
            December 1, 1994 (terminated by 10.41 below)
-------------------------------------------------------------------------------------------------------------------
   10.31    Security Agreement dated as of December 1, 1994 by American Ecology   1994 Form 10-K
            Corporation in favor of Texas Commerce Bank, National Association
            (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Exhibit No.                              Description                               Incorporated by Reference from
                                                                                            Registrant's
-------------------------------------------------------------------------------------------------------------------
   10.32    Security Agreement by subsidiaries of American Ecology Corporation    1994 Form 10-K
            dated as of December 1, 1994 in favor of Texas Commerce Bank,
            National Association (terminated by 10.43 below)
-------------------------------------------------------------------------------------------------------------------
   10.33    Lease Agreement between American Ecology Corporation and VPM 1988-1,  Form S-4 filed 12-24-92
            Form S-4 filed 12-24-92 Ltd. dated October 14, 1992
-------------------------------------------------------------------------------------------------------------------
   10.34    Rights Agreement dated as of December 7, 1993 between American        Form 8-K dated 12-7-93
            Ecology Corporation and Chemical Shareholders Services Group, Inc.
            as Rights Agent
-------------------------------------------------------------------------------------------------------------------
   10.35    Agreement and Plan of Merger by and between American Ecology          Form S-4 dated 12-24-92
            Corporation and Waste Processor Industries, Inc.
-------------------------------------------------------------------------------------------------------------------
   10.36    Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,    1993 Form 10-K
            the State of Nevada, the Nevada State Environmental Commission, and
            the Nevada Dept. of Human Resources
-------------------------------------------------------------------------------------------------------------------
   10.37    Settlement Agreement dated as of January 19, 1994 by and among US     1993 Form 10-K
            Ecology, Inc., Staff of the Washington Utilities and Transportation
            Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
            General Electric Company, the Washington Public Power Supply System
            and Public Service Company of Colorado.
-------------------------------------------------------------------------------------------------------------------
   10.38    Agreement dated January 28, 1994 between American Ecology Form 8-K   Form 8-K dated 2-3-94
            dated 2-3-94 Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F. Heil, Jr., Sandra Heil, and Karen Heil Irrevocable
            Trust Agreement #2, Thomas W. McNamara and Thomas W. McNamara as a
            trustee of
            the Jenner & Block Profit Sharing Trust No. 082.
-------------------------------------------------------------------------------------------------------------------
   10.39    Agreement of Purchase and Sale dated as of April 7, 1994 by and       1st Quarter 1994 Form 10-Q, 3rd
            among American Ecology Corp., American Ecology Recycle Center, Inc.,  Quarter 1994 Form 10-Q
            Quadrex Environmental Company and Quadrex Corporation, as amended by
            Amendments dated June 14, 1994 and August 22, 1994.
-------------------------------------------------------------------------------------------------------------------
   10.40    Stock Purchase Agreement dated as of May 10, 1994 by and between      1st Quarter 1994 Form 10-Q, 3rd
            American Ecology Corporation and Mobley Environmental Services,
            Quarter 1994 Form 10-Q Inc., as amended by Amendment dated September
            21, 1994.
-------------------------------------------------------------------------------------------------------------------
   10.41    Second Amended Restated Credit Agreement between American Ecology     1995 Form 10-K
            Corporation , its subsidiaries and Texas Commerce Bank National
            Association dated June 30, 1995
-------------------------------------------------------------------------------------------------------------------
   10.42    Security Agreement dated June 30, 1995 by American Ecology 1995 Form  1995 Form 10-K
            10-K Corporation in favor of Texas Commerce Bank National
            Association.
-------------------------------------------------------------------------------------------------------------------
   10.43    Security Agreement dated June 30, 1995 by subsidiaries of American    1995 Form 10-K
            Ecology Corporation in favor of Texas Commerce Bank National
            Association.
-------------------------------------------------------------------------------------------------------------------
   10.46    Rights Offering and Prospectus with American Ecology Corporation and  Form S-3 dated 9-9-97
            Form S-3 dated 9-9-97 ChaseMellon Shareholder Services as Rights
            Agent.
-------------------------------------------------------------------------------------------------------------------
   10.47    Amended Rights Offering and Prospectus with American Ecology Form     Form S-3/A dated 12-30-97
            S-3/A dated 12-30-97 Corporation and ChaseMellon Shareholder
            Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
   10.50    Increase Additional Number of Share Options to Directors Plan of 1992 Form S-8 dated 12-30-98
-------------------------------------------------------------------------------------------------------------------
   21       List of Subsidiaries                                                  1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
   23.2     Consent of Balukoff, Lindstrom & Co., P.A.
-------------------------------------------------------------------------------------------------------------------
   27       Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

         Management contract or compensatory plan.

         (b)      REPORTS ON FORM 8-K


-------------------------------------------------------------------------------------------------------------------
   16.1     Change of Auditors Letter - November 25, 1996                         Form 8-K
-------------------------------------------------------------------------------------------------------------------
   10.44    Series E Redeemable Convertible Preferred Stock - November 27, 1996   Form 8-K
-------------------------------------------------------------------------------------------------------------------
   10.45    Third Amended & Restated Credit Agreement - February 18, 1997         Form 8-K
-------------------------------------------------------------------------------------------------------------------
   10.48    Court Judgement Houston 88-January 26, 1998                           Form 8-K
-------------------------------------------------------------------------------------------------------------------
   10.49    Bank Restructure-Chase Bank of Texas N.A. November 19, 1998           Form 8-K
-------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN ECOLOGY CORPORATION



Dated:  March 30, 1999                   By: /s/ Jack K. Lemley
                                             -----------------------------------
                                             Jack K. Lemley
                                             Chairman of the Board, Chief
                                             Executive Officer and President


SIGNATURE                           TITLE                                DATE
---------                           -----                                ----
/s/ Jack K. Lemley                  Chairman of the Board, Chief         March 30, 1999
---------------------------         Executive Officer and President      -----------------
JACK K. LEMLEY

/s/ Robert S. Thorn                 Chief Accounting Officer             March 30, 1999
---------------------------                                              -----------------
ROBERT S. THORN

/s/ Rotchford L. Barker             Director                             March 30, 1999
---------------------------                                              -----------------
ROTCHFORD L. BARKER

/s/ Paul Bergson                    Director                             March 30, 1999
---------------------------                                              -----------------
PAUL BERGSON

/s/ Patricia M. Eckert              Director                             March 30, 1999
---------------------------                                              -----------------
PATRICIA M. ECKERT

/s/ Edward F. Heil                  Director                             March 30, 1999
---------------------------                                              -----------------
EDWARD F. HEIL

SIGNATURE                           TITLE                                DATE
---------                           -----                                ----
/s/ Paul F. Schutt                  Director                             March 30, 1999
---------------------------                                              -----------------
PAUL F. SCHUTT

/s/ John J. Scoville                Director                             March 30, 1999
---------------------------                                              -----------------
JOHN J. SCOVILLE

/s/ Keith D. Bronstein              Director                             March 30, 1999
---------------------------                                              -----------------
KEITH D. BRONSTEIN

                               INDEX TO EXHIBITS


-------------------------------------------------------------------------------------------------------------------
Exhibit No.                              Description                               Incorporated by Reference from
                                                                                            Registrant's
-------------------------------------------------------------------------------------------------------------------
   23.2     Consent of Balukoff, Lindstrom & Co., P.A.
-------------------------------------------------------------------------------------------------------------------
    27      Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------