Form 10-Q
period 1999-03-31
AMERICAN ECOLOGY CORP
filed 1999-05-11
CIK 742126

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1999


                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________to_________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                     95-3889638
     -------------------------------                   ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)


              805 W. Idaho
               Suite #200
              Boise, Idaho                                   83702-8916
----------------------------------------                     ----------
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

                 At May 10, 1999 Registrant had outstanding 13,557,275 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                       THREE MONTHS ENDED MARCH 31, 1999


                               TABLE OF CONTENTS

                                           PART I. FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                                                              PAGE

              Consolidated Balance Sheet                                                                       3
                (Unaudited)

              Consolidated Statements of Operations                                                            4
                (Unaudited)

              Consolidated Statements of Cash Flows                                                            5
                (Unaudited)

              Consolidated Statements of Shareholder's Equity                                                  6
                (Unaudited)

              Notes to Consolidated Financial Statements                                                       7


Item 2.       Management's Discussion and Analysis of Financial Condition of Operations                       12


                                            PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                                                               15

Item 2.       Changes in Securities                                                                           16

Item 3.       Defaults upon Senior Securities                                                                 16

Item 4.       Submission of Matters to a Vote of Security Holders                                             16

Item 5.       Other Information                                                                               16

Item 6.       Exhibits and Reports on Form 8-K                                                                16

              Signatures                                                                                      17

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                             March 31,       December 31,
                                                                               1999              1998
                                                                           ------------      ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                              $      4,296      $      4,442
    Receivables, net of allowance for doubtful
      accounts of $1,119 and $1,047, respectively                                 6,154             9,506
    Income taxes receivable                                                         740               740
    Prepayments and other                                                           769
                                                                           ------------      ------------
                                                                                                    1,023
      Total current assets                                                       11,959            15,711

Cash and investment securities, pledged                                           5,097             5,405
Property and equipment, net                                                      10,727            11,145
Deferred site development costs                                                  27,313            26,909
Intangible assets relating to acquired businesses, net                              408               414
Other assets                                                                      2,293             2,216
                                                                           ------------      ------------
      Total Assets                                                         $     57,797      $     61,800
                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

    Current portion of long term debt                                      $         96      $        119
    Accounts payable                                                              3,989             5,101
    Accrued liabilities                                                          14,382            17,267
    Deferred site maintenance, current portion                                      700               700
    Income taxes payable                                                             73                91
                                                                           ------------      ------------
      Total current liabilities                                                  19,240            23,278

Long term debt, excluding current portion                                         2,223
                                                                                                    2,338
Deferred site maintenance, excluding current portion                             18,747            18,839
Commitments and contingencies
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                       --                --
    Series D cumulative convertible preferred stock, $.01 par value,
      105,264 authorized, 105,264 shares issued and outstanding                       1                 1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired                       --                --
    Common stock, $.01 par value, 25,000,000 authorized, 13,557,275
      and 8,462,533 shares issued and outstanding, respectively                     136               136
    Additional paid-in capital                                                   54,386            54,385
    Retained earnings (deficit)                                                 (37,051)          (37,062)
                                                                           ------------      ------------
      Total shareholders' equity                                                 17,472            17,460
                                                                           ------------      ------------

         Total Liabilities and Shareholders' Equity                        $     57,797      $     61,800
                                                                           ============      ============


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     ($ in 000's except per share amounts)

                                                           Three Months Ended
                                                               March 31,
                                                          1999            1998
                                                       ----------      ----------
Revenues                                               $    9,179      $    9,644
Operating Costs                                             4,822           6,079
                                                       ----------      ----------

Gross profit                                                4,357           3,565
Selling, general and administrative expenses                4,373           4,042
                                                       ----------      ----------

Loss from operations                                          (16)           (477)
Investment (income)                                           (43)           (325)
Gain (loss) on sale of assets                                  --             (35)
Other (income)                                                (98)           (184)

Net Income before income taxes                                125              67
Provision for income taxes                                      6             145
                                                       ----------      ----------

Net income (loss)                                             119             (78)
Preferred stock dividends                                     103             105
                                                       ----------      ----------
Net income (loss) available to common
     shareholders                                              16            (183)
                                                       ==========      ==========

Basic earnings per share                               $     .001      $    (.017)
                                                       ==========      ==========

Diluted earnings per share                             $     .001      $    (.017)
                                                       ==========      ==========

Dividends paid per common share                                --              --





See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                      Three Months Ended March 31,
                                                                         1999            1998
                                                                      ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                                $      119      $      (78)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                         783             783
       Income taxes payable                                                  (18)            274
     Changes in assets and liabilities:
       Receivables                                                         3,352             209
       Investment securities classified as trading                           308             547
       Other assets                                                           66             223
       Accounts payable and accrued liabilities                           (3,926)         (3,758)
       Deferred site maintenance                                             (97)            (97)
                                                                      ----------      ----------
         Total adjustments                                                   468          (1,819)
                                                                      ----------      ----------

Net cash provided by (used in) operating activities                          587          (1,897)
                                                                      ----------      ----------

Cash flows from investing activities:
     Capital expenditures                                                   (246)           (247)
     Site development costs, including capitalized interest                 (404)         (1,313)
                                                                      ----------      ----------
Net cash used in investing activities                                       (650)         (1,560)
                                                                      ----------      ----------

Cash flows from financing activities:
     Proceeds from issuances of indebtedness                               1,300           6,346
     Repayments of indebtedness                                              (29)         (5,064)
       Proceeds from rights offering                                          --           1,966
     Payment of cash dividends                                            (1,354)             --
                                                                      ----------      ----------
Net cash provided by (used in) financing activities                          (83)          3,248
                                                                      ----------      ----------

Increase (decrease) in cash and cash equivalents                            (146)           (209)
Cash and cash equivalents at beginning of period                           4,442             366
                                                                      ----------      ----------
Cash and cash equivalents at end of period                            $    4,296      $      157
                                                                      ==========      ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest, net of amounts capitalized                           $       26      $       21
       Income taxes                                                            6               2




See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ in 000's)

                                                                      ADDITIONAL       RETAINED
                                         PREFERRED         COMMON        PAID-IN       EARNINGS
                                             STOCK          STOCK        CAPITAL       (DEFICIT)
                                        ----------     ----------     ----------     -----------
Balance, December 31, 1997              $    3,001     $       85     $   47,701     $  (37,407)

Net income                                      --             --             --            762
Common stock issuance                           --             51          5,024             --
Dividends of preferred stock                    --             --             --           (417)
Preferred stock-retired                         --             --             --
                                                                                         (3,000)
Paid in capital-warrants                        --             --          1,660             --
Balance, December 31, 1998              $        1     $      136     $   54,385     $  (37,062)
                                        ==========     ==========     ==========     ==========

Net Income                                      --             --             --            119
Common stock issuance                           --             --             --             --
Dividends of preferred stock                    --             --             --           (103)
Preferred stock-retired                         --             --             --             --
Paid in capital-warrants                        --             --             --             --
Balance, March 31, 1999                 $        1     $      136     $   54,385     $  (37,051)
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

     The accompanying notes are an integral part of these financial statements

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION.

       The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP (Generally Accepted Accounting Principles) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

       Certain reclassifications have been made in prior period financial statements to conform to the current period presentation.

NOTE 2. LONG-TERM DEBT.

     Long term debt at March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                              March 31,      December 31,
                                                1999            1998
                                             ----------      ----------
Note payable                                 $    1,300      $    1,300
Capital lease obligations and other               1,038           1,042
                                             ----------      ----------
                                                  2,338           2,342
                                                    (96)           (119)
Less: Current maturities                     ----------      ----------
Long term debt                               $    2,242      $    2,223
                                             ==========      ==========



Aggregate maturity of future minimum payments under capital leases is as follows (in thousands):

March 31,
---------
   1999                               $     96
   2000                                  1,531
   2001                                    441
   2002                                    270
                                      --------
   Total                              $  2,338
                                      ========


     The Company has notes payable, issued March 1999 with two of its board members, as an eighteen-month term at 9% interest, and $1.3 million principal, prohibiting the Company from paying dividends on common or preferred shares.

NOTE 3. EARNINGS PER SHARE.

     The calculation of net earnings or loss per common share is in accordance with SFAS No. 128 for the three months ended March 31, 1999 and 1998 on basic and dilutive earnings per common share, respectively (in thousands):

                                                                  Three Months Ended
                                                                        March 30,
                                                                   1999         1998
                                                                 --------     --------
Number of common shares outstanding                                13,557       13,498
Effect of using weighted average common shares
    outstanding                                                         0       (2,902)
Weighted average number of common shares
    outstanding                                                    13,557       10,596
Dilutive effect of common stock options and warrants                1,005          444
Weighted average number of common and
    dilutive potential common shares outstanding                   14,562       11,040

     At March 31, 1999, there were approximately 2.9 million shares potentially issuable with respect to stock options and warrants and convertible debt, which could dilute basic earnings per share in the future.

NOTE 4. DEFERRED SITE DEVELOPMENT COSTS.

     The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility, for the Southwestern Compact ("Ward Valley facility"), and has been selected to obtain a license to develop and operate the Central Interstate Compact ("Butte facility").

     The Company currently holds a license from the California Department of Health Services to operate the Ward Valley LLRW facility to serve the Southwestern Compact region. However, the State of California has been unable to carry out its obligation to the Company to obtain the project property from the U.S. Department of the Interior. For the Company to realize its investment, the federal government must transfer the site-land to California, or the Company must recover monetary damages in its lawsuit against the government. In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the Court of Federal Claims, seeking monetary damages in excess of $73 million. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transfer to California. The trial court rendered an adverse judgement March 31, 1999. The Company is evaluating the basis for an appeal.

     All costs related to the development of the Ward Valley facility have been capitalized. After adjusting for the bank settlement in November 1998, and as of March 31, 1999, the Company had deferred $20,835,000 (36% of total assets) of pre-operational facility development costs of which $895,000 was capitalized interest. These deferred costs relating to the development of the Ward Valley facility are to be recovered during the facility's first 30 years of operating from future waste disposal revenues based upon disposal fees approved by the Department of Health Services (DHS), in accordance with existing state rate-base regulations. The disposal fee approval process is to include an independent prudency review of pre-operational costs incurred by the Company prior to their inclusion in the rate-base. The Company expects all of the costs which it has deferred for this facility, plus additional unrecognized project interest costs to be included as a component of the rate-base; however, there can be no assurance that all of the costs will be approved by the DHS.

     Allowable costs incurred by the Company for the development of the Butte facility are reimbursed under a contract with the Central Interstate LLRW Compact Commission ("CIC") and are recognized as revenues. Such revenues are expected to decline substantially after April 1999. Substantially all funding to develop the Butte facility has been provided by major generators of waste that are part of the CIC. As of March 31, 1999, the Company has contributed and deferred approximately $6,478,000 (11% of total assets), $386,000 of which is capitalized interest, toward the development of the Butte facility. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The Central Interstate Commission directed US Ecology to submit and vigorously prosecute a Petition for a Contested Case challenging the State's denial. Accordingly, US Ecology filed its Petition pursuant to the Nebraska Administrative Procedure Act on January 15, 1999. Both the Company and the Commission had anticipated the need to file an administrative appeal in Nebraska. The contested case has been stayed by a federal judge's preliminary injunction.

     In addition to the Contested Case filed by US Ecology, the central states' Major Generators filed suit in Federal District Court for the District of Nebraska on December 30, 1998 seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the license review process. US Ecology has intervened as a plaintiff in the case to protect the company's interest and is seeking similar relief.

     While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor pursuant to its contract with Central Interstate Low-Level Radioactive Waste Commission. As such, it will continue to carry out the Commission's instructions and expects to be reimbursed for all activities undertaken pursuant to the contract.

     Various political and environmental opposition toward the development of the sites is delaying the construction and operation of the Ward Valley and Butte facilities along with various legal proceedings as further discussed under "Business - Low-Level Radioactive Waste Services - Disposal Services - Proposed Ward Valley, California Facility" and "Proposed Butte, Nebraska Facility". At this time, it is not possible to assess the length of these delays, when, or if, the Butte facility license will be granted; and when, or if, the land for the Ward Valley facility will be obtained. Although the timing and outcome of the proceedings referred to above are not presently determinable, the Company continues to actively pursue the conveyance of the land from the federal government to the State of California so that construction may begin, and to continue pursuing licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position.

     The following table shows the ending capitalized balances for the periods ended March 31, 1999 and December 31, 1998 in thousands of dollars.

March 31,                      Capitalized  Capitalized
1999                                 Costs      Interest        Total
----                                 -----      --------        -----
Ward Valley Project                $ 19,940     $    895     $ 20,835
Butte, Nebraska Project               6,092          386        6,478

December 31,
1998

Ward Valley Project                $ 19,536     $    896     $ 20,431
Butte, Nebraska Project               6,092          386        6,478


     In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost, on the site development projects while facilities being developed are undergoing activities to ready them for their intended use. As a result of the bank settlement in November 1998, the Company eliminated $12,461,000 of capitalized interest leaving only $1,282,000 of capitalized interest at March 31, 1999.

NOTE 5. INCOME TAXES.

     The Company has an effective federal tax rate of 0% at March 31, 1999 and December 31, 1998 respectively. The statutory rate of 34% is offset by a valuation allowance for deferred tax assets of about 41%. This valuation allowance was established for certain deferred tax assets due to realization of uncertainties inherent with long-term deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The remaining unrestricted net operating loss carry forward expires $4.8 million in 2011, $12.5 million in 2012, and $9.7 million in 2018. The limited portion subject to IRS Code Section 382 is $2.7 million.

     As of March 31, 1999, certain refund claims have not been received and $740,000 is reflected as income taxes receivable.

NOTE 6. ENVIRONMENTAL LIABILITIES.

     The Company has financial commitments for costs associated with future obligations for final closure, the closure of the final cell of a landfill, and post-closure of landfills it operates and is otherwise responsible. The final closure and post-closure liabilities are covered by insurance policies, in the event the Company fails to comply with its obligations, or are accrued and charged to expense as airspace is consumed so that the total estimated final closure and post-closure cost will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed.

NOTE 7. OPERATING SEGMENTS

     Summarized financial information concerning the Company's reportable segments are shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

Reported in ($000)           Chemical Services           LLRW Services          Corporate & Other               Total
------------------         --------------------      --------------------      --------------------      --------------------
March 31, 1999
--------------
Sales                      $              3,876      $              5,615      $               (312)     $              9,179
Operating Costs                           2,265                     2,925                      (368)                    4,822
                           --------------------      --------------------      --------------------      --------------------
Gross Profit               $              1,611      $              2,690      $                 56      $              4,357
S, G&A Expense                            1,460                     1,559                     1,354                     4,373
Interest Expense/Income                    (102)                       12                       (51)                      (98)
Corporate Allocation                        407                       555                      (962)                      (43)
Federal Taxes                                --                        20                       (14)                        6
                           --------------------      --------------------      --------------------      --------------------
Net Income                 $               (154)     $                544      $               (271)     $                119
Total Assets               $             14,263      $             36,066      $              7,468      $             57,797

March 31, 1998

Sales                      $              4,126      $              5,937      $               (419)     $              9,644
Operating Costs                           2,854                     3,643                      (419)                    6,078
                           --------------------      --------------------      --------------------      --------------------
Gross Profit               $              1,272      $              2,294      $                 --      $              3,566
S, G&A Expense                            1,446                     1,403                     1,194                     4,043
Interest Expense/Income                    (141)                      (48)                     (354)                     (543)
Corporate Allocation                        418                       605                    (1,022)                        1
Federal Taxes                                --                        --                       145                       145
                           --------------------      --------------------      --------------------      --------------------
Net Income                 $               (451)     $                334      $                 37      $                (80)
Total Assets               $             16,122      $             57,592      $             24,288      $             98,002

NOTE 8. CASH AND INVESTMENT SECURITIES.

     Merrill Lynch Company now holds the securities and investment cash of the Company and its wholly owned subsidiary American Liability and Excess Insurance Company (ALEX). ALEX serves as a captive insurance company, underwriting the Company's performance bond in conjunction with investing some collateral for certain site closure obligations, performance of remedial investigations and feasibility studies (RI/FS), and performance of corrective action at the closed Sheffield, Illinois facility, compliance with Texas Natural Resource Conservation Commission (TNRCC) requirements related to the Winona, Texas facility.

NOTE 9. COMMITMENTS AND CONTINGENCIES.

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

     There have been no significant changes in commitments and contingencies other than what may be included in Part II, Item 1. Legal Proceedings herein reported.

NOTE 10. PREFERRED STOCK.

     In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") in a private offering to four of its directors for $3,000,000 in cash. Tied to the issuance was a shareholder rights offering which concluded on February 10, 1998. The Company sold 3,912,936 shares of its common stock in the rights offering; 2,912,936 for cash at $1.00 each and 1,000,000 by tender of 100,000 shares of Series E in lieu of cash payment in accordance with the terms of the Series E. Of the remaining 200,000 shares of Series E, 91,294 were redeemed at $10.00 each and 108,706 were converted into 1,087,060 shares of common stock of the Company, as required. As a result of the rights offering and Series E conversion, the Company now has approximately 13,557,275 shares of common stock outstanding at April 20, 1999. Also issued in the transaction were warrants permitting the holders to purchase 3,000,000 shares of the Company common stock at $1.50 per share. The warrants have no assigned value and expire unless exercised in June, 2003.

     In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities is deducted from the proceeds. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 15.88 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price.

     Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Previous bank covenants prohibited the payment of dividends. Accrued dividends at December 31, 1998 totaled $1,354,000 and were paid March 9, 1999, by borrowed funds from two of its directors. The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase shares of the Company's common stock. Each warrant entitles the holder to purchase 1.22 shares of common stock for an exercise price of $4.75. The $4.75 warrants are exercisable at any time and expire September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value at issuance was deemed to be de minimus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in Notes 2, 3, 4 and 5 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below. Certain factors that may influence actual operations in the future are discussed in the Company's Form 10-K for the year ended December 31, 1998 in Part I, Item 1. Business.

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

CAPITAL RESOURCES AND LIQUIDITY

     For the quarter ending March 31, 1999 the Company was profitable with net income available to common shareholders of $16,000. The Company completed 1998 with a profitable year as well, and management believes that its strategic positioning and business planning are having positive results. Management continues to strategically align itself in the market place, expand its operations and sell the non-performing assets. These efforts have reduced the working capital deficit to $7,281,000 at March 31, 1999 from $16,807,000 and $16,930,000 for the two preceding years ending March 31, 1998 and 1997. Management can not be certain about the future prosperity of the Company, and different factors could cause actual results to differ materially from planned efforts.

NOTES PAYABLE

     In March 1999, the Company signed notes payable for $1,300,000 with two of its directors in order to pay the Series D preferred stock dividends that had accrued. In March 1999, those accrued Series D dividends were paid. These notes payable are long-term eighteen month notes with 9% interest and prohibiting the Company from paying any future dividends on any class of stock until the notes are paid in full.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The Company reported net income of $119,000 for the three months ended March 31, 1999 compared to a net loss of $78,000 for the three months ended March 31, 1998. Revenues for the first quarter declined $465,000 or 5%, compared to the first quarter of 1998 to the same period of 1999.

REVENUES

     Low-level radioactive waste ("LLRW") revenues declined $360,000, about 6% in the first quarter of 1999 compared to the same quarter of 1998. LLRW remediation project revenues decreased at Richland by $484,000, but increased $1,299,000 at the Oak Ridge Recycle Center. Revenues for the Richland, Washington, facility were $1,768,000 compared to $2,252,000 for the first quarter a year ago. This decrease in first quarter revenues was due to not invoicing for site availability, that had not been calculated by the close of the first quarter. This shortfall will be invoiced in the second quarter 1999.

     Chemical Division waste revenues decreased $106,000 for the three months ended March 31, 1999, compared to the same three months ended in 1998. Disposal revenues generated by the Company's chemical waste landfill operation in Beatty, Nevada, increased by approximately $347,000 due principally to new customer contracts and the rate reduction on fees by the State of Nevada. The costs incurred for closing the Winona, Texas facility without any revenue remain a burden. The Company is in the process of disposing of non-performing assets in the chemical division, mainly from transportation at Robstown, Texas. These transactions will be completed in the second quarter of 1999 and will reduce revenues but save on costs. Past performance of transportation was not profitable.

     The Company as a whole has shown improvement in operations since 1994. In 1998, the first year since 1994, the Company reported a profit of $762,000 and again in the first quarter of 1999 with $119,000 of net income and $16,000 available to shareholders. The following table allows for a comparison of the two service groups without inter-company or consolidated corporation costs or the captive insurance company ALEX.


CONDENSED STATEMENT OF OPERATIONS

Reported in $000                          March 31, 1999               March 31, 1998

                                    Chemical          LLRW         Chemical         LLRW
                                   ----------      ----------     ----------      ----------
Operating revenues                 $    3,696      $    5,482     $    3,802      $    5,842
Operating costs
                                        2,086           2,792          2,530           3,548
                                   ----------      ----------     ----------      ----------
Gross Profit                       $    1,610      $    2,690     $    1,272      $    2,294
Selling, G & A                          1,460           1,559          1,446           1,403
                                   ----------      ----------     ----------      ----------
Income (loss) from
operations                         $      150      $    1,331     $     (174)     $      891
Other income (expense)
                                   $      304      $      587     $      277      $      557
                                   ----------      ----------     ----------      ----------
Net Income (loss)                  $     (154)     $      544     $     (451)     $      334
                                   ==========      ==========     ==========      ==========

     The following table sets forth items in the Statements of Operations for the periods ended March 31, 1999 and March 31, 1998, as a percentage of revenue:


                                                      Percentage of Revenues for
                                                               March 31,
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
Revenues                                                  100.0%         100.0%
Operating costs                                            52.5           63.0
                                                       --------       --------

Gross profit                                               47.5           37.0
Selling, general and administrative expenses               47.6           41.9

Income (loss) from operations                               (.2)          (4.9)
Other (income) expense, net                                (1.5)          (3.4)
                                                       --------       --------

Income (loss) before income taxes                           1.4             .7
Income tax expense (benefit)                                 .1            1.5
Preferred stock dividends                                   1.1            1.1
                                                       --------       --------
Net income (loss) to common shareholders                     .2%          (1.9)%
                                                       ========       ========


OPERATING COSTS

     Total operating costs decreased $1,257,000 or 21% for the first quarter of 1999 as compared to the first quarter of 1998, while revenues declined 5% respectively. Operating costs as a percentage of revenue were 52.5% for the three months ended March 31, 1999 compared to 63.0% for the same quarter of 1998. These decreases are mainly attributable to the Winona facility incurring less clean-up and other RCRA closure costs in 1999 compared to 1998 and the reduction in transportation costs from the Robstown, Texas facility. This reduction in operating costs are producing a positive trend and gross margin has increased to 47.5% at March 31, 1999 up from 37% compared to the corresponding period one year ago. The Butte, Nebraska project also experienced a reduction in operating expenses due to the ramp down and both revenue and operating costs declined by nearly 50% compared to one year ago. As discussed in Note 4., to the financial statements, these political decisions are affecting the Butte, Nebraska project and management believes there will be a substantial reduction in both revenues and costs in the future for this project.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     For the quarter ending March 31, 1999 selling, general and administrative expenses increased from $4,042,000 one year ago to $4,373,000. This is an 8% increase and is attributable to the LLRW disposal activities at the Oak Ridge, Tennessee facility. Corporate overhead remained constant with $1,289,000 and $1,282,000 for the periods ending March 31, 1999 and 1998 respectively.

INVESTMENT INCOME

     Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's stock portfolio classified as trading securities. As of March 31, 1999 the Company reported investment income of $43,000 compared to $325,000 for 1998. The main reason for this decrease is the withdrawal of approximately $6,000,000 from ALEX stock portfolio classified as trading securities. These monies withdrawn were used to close the long-term bank debt and pay down aged payables in the last quarter of 1998 and first quarter of 1999.

INTEREST EXPENSE

     Interest expense is the total interest expense incurred by the Company on outstanding indebtedness less capitalized amounts. Interest costs is the total interest expense incurred by the Company before capitalization. At March 31, 1999, the Company incurred $26,000 in interest cost, compared to $896,000 to the corresponding quarter end one year ago. The majority of this interest expense in 1998 and prior, was capitalized for the development of the Company's LLRW facilities in California and Nebraska in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. Substantially all of the interest cost incurred for 1998, 1997, and 1996 related to borrowings under the Company's Credit Agreement with its bank lender, which was finalized and settled in November 1998. The only interest cost now accruing is on the notes payable and lease agreements discussed in Note 2., to the financial statements.

INCOME TAXES

     The Company's federal effective income tax rates were 0% and 0%, for the periods ending March 31, 1999 and 1998 respectively. The effective rate of 0% in 1999 does not reflect any recognition of future tax benefits on timing differences or net operating loss carry forwards. The income tax expense in the first quarter 1999 for $6,000 is for payments on different state and local taxes including franchise taxes.

SEASONAL EFFECTS

     The Company's operating revenues are generally lower in the winter months, and increase in the warmer summer months. The volume of both Chemical and LLRW tends to decrease during winter months.

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

     The Company believes that its most significant Year 2000 exposure is the potential business disruptions caused by failure of public utility systems, in power or telecommunications industries. Contingency plans are currently being developed for each of the operating divisions and the corporate office. These contingency plans should be completed by Mid-1999. Any prolonged power or telecommunications failure could affect the company's infrastructure and could have a material adverse affect on operations, financial position, and cash flows.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

OTHER MATERIAL LITIGATION

     One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States in which one or more favorable outcomes may have a potentially significant favorable future impact on the Company. In the first case, US Ecology is suing to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. In the second case, US Ecology sought an order (writ of mandamus) from a federal court requiring the federal government to sell a tract of land to California so the long-delayed Ward Valley LLRW site could be constructed. On March 31, 1999, the court ruled against US Ecology reasoning that the US Secretary of Interior did not abuse his discretion in rescinding his predecessor's decision to sell the land to California. The Company has decided to appeal the decision.

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



                                      AMERICAN ECOLOGY CORPORATION
                                                (REGISTRANT)


Date:  May 10, 1999                   By:  /s/ Jack K. Lemley
                                           -----------------------------------
                                           Jack K. Lemley
                                           Chief Executive Officer


Date:  May 10, 1999                   By:  /s/ R. S. Thorn
                                           -----------------------------------
                                           R. S. Thorn
                                           Vice President of Administration
                                           Chief Accounting Officer

                                 EXHIBIT INDEX


 EXHIBIT NO.             DESCRIPTION
 -----------             -----------
     27             Financial Data Schedule