Form 10-Q
period 1999-06-30
AMERICAN ECOLOGY CORP
filed 1999-08-16
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from _________________ to _____________________


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

                              YES [ ]    NO [X]

        At August 13, 1999, Registrant had outstanding 13,557,875 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements                                                PAGE

         Consolidated Balance Sheet
           (Unaudited)                                                                      4

         Consolidated Statements of Operations
           (Unaudited)                                                                      5

         Consolidated Statements of Cash Flows
           (Unaudited)                                                                      6

         Notes to Consolidated Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                        10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 15

Item 2.  Changes in Securities                                                             16

Item 3.  Defaults upon Senior Securities                                                   16

Item 4.  Submission of Matters to a Vote of Security Holders                               16

Item 5.  Other Information                                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                                  17

         Signatures                                                                        20

DIRECTORS                                                    OFFICERS
-------------------------------------------                  --------------------------------------------
Jack K. Lemley                                               Jack K. Lemley
Chairman of the Board                                        Chairman and Chief Executive Officer
American Ecology Corporation
                                                             Joseph J. Nagel
Rotchford L. Barker                                          President and Chief Operating Officer
Independent Businessman
                                                             Robert S. Thorn
Paul C. Bergson                                              Vice President and Chief Accounting Officer
Principal
Bergson & Company                                            L. Gary Davis
                                                             Vice President and Controller
Keith D. Bronstein
President                                                    Stephen A. Romano
Tradelink, LLC                                               Vice President

Patricia M. Eckert                                           Richard F. Paton
Principal                                                    Vice President
Patricia M. Eckert & Associates
                                                             Phillip K. Chattin
Edward F. Heil                                               General Counsel and Secretary
Chairman of the Board
American Environmental Construction Company                  FINANCIAL REPORTS

Paul F. Schutt                                               A copy of the American Ecology Corporation
Chief Executive Officer                                      Financial Reports, filed with the
Nuclear Fuel Services, Inc.                                  Securities and Exchange Commission, may be
                                                             obtained by writing to:
John J. Scoville
President                                                    American Ecology Corporation
J.J. Scoville & Associates, Inc.                             805 W. Idaho, Suite 200
                                                             Boise, Idaho  83702

CORPORATE OFFICE                                             TRANSFER AGENT

American Ecology Corporation                                 Chasemellon Shareholder Services, LLC
805 W. Idaho, Suite 200                                      Overpeck Centre
Boise, Idaho  83702                                          85 Challenger Road
(208)331-8400                                                Ridgefield Park, New Jersey 07660
                                                             (201) 296-4000
COMMON STOCK                                                 www. Chasemellon.com

American Ecology Corporation's common stock                  AUDITOR
trades on the NASDAQ Stock Market under the
symbol ECOL.                                                 Balukoff, Lindstrom & Co., P.A..
                                                             877 West Main Street, Suite 805
                                                             Boise, Idaho  83702


PART 1            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                           June 30,   December 31,
                                                                            1999          1998
                                                                          --------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $  2,040      $  4,442
     Receivables (trade and other), net of allowance for
          Doubtful accounts of $1,150 and $1,047, respectively               6,981         9,506
     Income tax receivable                                                     740           740
     Prepayments and other                                                     741         1,023
                                                                          --------      --------
          Total current assets                                              10,502        15,711

Cash and investment securities, pledged                                      5,136         5,405
Property and equipment, net                                                  9,482        11,145
Deferred site development costs                                             27,450        26,909
Intangible assets relating to acquired businesses, net                         402           414
Other assets                                                                 2,576         2,216
                                                                          --------      --------
          Total assets                                                    $ 55,548      $ 61,800
                                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                    $     72      $    119
     Accounts payable                                                        3,247         5,101
     Accrued liabilities                                                    11,600        17,267
     Deferred site maintenance, current portion                                700           700
     Income taxes payable                                                       69            91
                                                                          --------      --------
          Total current liabilities                                         15,688        23,278

Long term debt, excluding current portion                                    2,439         2,223
Deferred site maintenance, excluding current portion                        18,630        18,839

Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized                                           --            --

     Series D cumulative convertible preferred stock, $.01 par value,
          105,264 authorized, 105,264 shares issued and outstanding              1             1

     Common stock, $.01 par value, 50,000,000 authorized, 13,557,875
          13,557,275 shares issued and outstanding, respectively               136           136
     Additional paid-in capital                                             54,382        54,385
     Retained earnings (deficit)                                           (35,728)      (37,062)
                                                                          --------      --------
          Total shareholders' equity                                        18,791        17,460
                                                                          --------      --------

             Total Liabilities and Shareholders' Equity                   $ 55,548      $ 61,800
                                                                          ========      ========

See notes to consolidated financial statements

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                   1999         1998          1999         1998
                                                 --------     --------      --------     --------
Revenues                                         $  8,907     $ 10,230      $ 18,086     $ 19,874
Operating costs                                     4,197        5,787         9,020       11,867
                                                 --------     --------      --------     --------

Gross profit                                        4,710        4,443         9,066        8,007
Selling, general and administrative expenses        4,372        4,800         8,745        8,844

Income (loss) from operations                         338         (357)          321         (837)
Investment income                                     269           84           313          394
Gain on sale of assets                                663           37           663           72
Other income                                          196          499           294          698
                                                 --------     --------      --------     --------
Net income before income taxes                      1,466          263         1,591          327
Income tax expense                                     40           37            47          181
                                                 --------     --------      --------     --------
Net income                                          1,426          226         1,544          146
Preferred stock dividends                             107          107           210          212
                                                 --------     --------      --------     --------
Net income (loss) available to common
     Shareholders                                $  1,319     $    119      $  1,334     $    (66)
                                                 ========     ========      ========     ========

Basic earnings per share                         $    .10     $    .01      $    .10     $   (.01)
                                                 ========     ========      ========     ========

Diluted earnings per share                       $    .08     $    .01      $    .08     $   (.01)
                                                 ========     ========      ========     ========

Dividends paid per common share                  $     --     $     --      $     --     $     --
                                                 ========     ========      ========     ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                              Six Months Ended June 30,
                                                                                 1999         1998
                                                                                -------      -------
Cash flows from operating activities:

     Net income (loss)                                                         $ 1,544         $   146
     Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
            Depreciating and amortization                                        1,181           1,564
            Deferred income tax provision                                          (22)             --
            (Gain) on sale of assets                                              (663)            (72)
Changes in assets and liabilities:
        Receivables                                                              2,525             447
        Investment securities classified as trading                                269          (1,126)
        Other assets                                                              (171)           (450)
        Accounts payable and accrued liabilities                                (6,479)         (2,770)
        Deferred site maintenance                                                  175            (201)
                                                                               -------         -------
            Total adjustments                                                   (3,185)         (2,608)
                                                                               -------         -------

Net cash provided by (used in) operating activities                             (1,641)         (2,462)
                                                                               -------         -------

Cash flows from investing activities:
        Capital expenditures                                                      (384)           (522)
        Site development costs, including capitalized interest                    (927)           (919)
        Proceeds from sales of property and equipment                             1910              --
        Proceeds from sales of investment securities                                --           2,309
        Transfers from cash and investment securities, pledged                      --              --
                                                                               -------         -------
Net cash used in investing activities                                              599             868
                                                                               -------         -------
Cash flows from financing activities:
        Proceeds from issuance of indebtedness                                  (1,300)          8,690
        Proceeds from rights offering                                               --           1,996
        Repayments of indebtedness                                                 (60)         (9,212)
                                                                               -------         -------
Net cash provided by (used in) financing activities                             (1,360)          1,474
                                                                               -------         -------

Increase (decrease) in cash and cash equivalents                                (2,402)           (120)
Cash and cash equivalents at beginning of period                                 4,442             366
                                                                               -------         -------
Cash and cash equivalents at end of period                                     $ 2,040         $   246
                                                                               =======         =======

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
            Interest, net of amounts capitalized                               $    58         $   109
            Income taxes                                                            53             184


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

NOTE 2. LONG-TERM DEBT.

Long term debt at June 30, 1999 and March 31, 1999 consisted of the following (in thousands):

                                        June 30,    March 31,
                                          1999         1999
                                        -------     ---------
Notes Payable                           $ 1,300      $ 1,300
Capital lease obligations and other       1,210        1,038
                                        -------      -------

                                          2,510        2,338
Less:  Current maturities                   (72)         (96)
                                        -------      -------
Long-term debt                          $ 2,438      $ 2,242


Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

          June 30,
          --------
            1999                $    72
            2000                    871
            2001                    868
            2002                    700
            TOTAL               $ 2,510


The company borrowed $1.3 million from two of its board members as notes payable in March 1999. The notes are due in November 2000, are unsecured, bear interest of 9%, and prohibit the Company from paying dividends on common or preferred shares while they are outstanding.

NOTE 3. DEFERRED SITE DEVELOPMENT COSTS.

The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and has been selected to obtain a license to develop and operate the Central Interstate Compact ("Butte facility").

The Company currently holds a license from the California Department of Health Services to construct and operate the Ward Valley LLRW facility to serve the Southwestern Compact region. However, California has been unable to persuade the U.S. Department of the Interior to transfer title to the site-land to California so construction for the facility may proceed. In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the Court of Federal Claims, seeking monetary damages of more than $73 million. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transferred to California. The trial court rendered an adverse judgement in the mandamus action March 31, 1999, which the Company has appealed.

All costs related to the development of the Ward Valley facility have been capitalized. After adjusting for the bank settlement in November 1998, and as of June 30, 1999, the Company had deferred $20,944,000 (37% of total assets) of pre-operational facility development costs of which $895,000 represents capitalized interest. These deferred costs are to be recovered during the facilities first 20 years of operation from disposal fees approved by the Department of Health Services (DHS) in accordance with existing state regulations. The approval process is to include a prudency review of pre-operational costs incurred by the Company. The Company expects all costs that it has deferred for this facility, and unrecognized project interest costs, to be included in the rate-base. However, there can be no assurance that all of these costs will be approved by the DHS, or that the facility will ever be constructed.

The Company had incurred reimbursable costs for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). These revenues declined substantially since April 1999. Major generators of waste within the CIC's five-state region have provided substantially all funding to develop the Butte facility. As of June 30, 1999, the Company has contributed and deferred approximately $6,478,000 (12% of total assets), $386,000 of which is capitalized interest, toward the development of the Butte facility. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to submit and vigorously prosecute a Petition for a Contested Case challenging the State's denial. Accordingly, US Ecology filed its Petition pursuant to the Nebraska Administrative Procedure Act on January 15, 1999.

The Major Generators filed suit in federal court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the license review process. US Ecology has intervened as a plaintiff to protect the Company's interest and is seeking similar relief from Nebraska. The contested case is currently stayed by a federal judge's preliminary injunction order sought in this court action.

While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. As such, U.S. Ecology continues to execute contractually with the Commission's requests and expects to be reimbursed for all CIC approved activities undertaken pursuant to the contract.

Although the timing and outcome of the matters referred to above are unknown, the Company continues to pursue the conveyance of the land from the federal government to California, so that facility construction may begin, and to pursue licensing of the Butte facility. The Company believes that the Butte facility license will be granted, operations of both facilities will commence and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position.

The following table shows the ending capitalized balances for the periods ended June 30, 1999 and December 31, 1998 in thousands of dollars:

          June 30,                   Capitalized      Capitalized
          1999                          Costs           Interest        Total
          ----                       -----------      -----------     --------
          Ward Valley Project        $    20,049      $       895     $ 20,944
          Butte, Nebraska Project          6,092              386        6,478
          December 31,
          1998
          ----
          Ward Valley Project        $   19,536       $       896     $ 20,431
          Butte, Nebraska Project         6,092               386        6,478


In 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost, on the site development projects while facilities being developed are undergoing activities to ready them for their intended use. Because of the bank settlement in November 1998, the Company eliminated $12,461,000 of capitalized interest leaving only $1,282,000 of capitalized interest at June 30, 1999.

The calculation of net earnings or loss per common share as in accordance with SFAS No. 128 for the three and six months ended June 30, 1999 and 1998, on basic and diluted earnings per share respectively:

                                                                (000'S EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended         Six months ended
                                                                  June 30,                June 30,
                                                            1999          1998         1999        1998
                                                          --------     --------     --------     --------
Net earnings (loss) available to common shareholders      $  1,319     $    119     $  1,344     $    (66)
                                                          ========     ========     ========     ========

Weighted average shares outstanding:                        13,557       13,498       13,557       11,768
     Common shares outstanding at end of period-basic

Shares used in computing dilutive potential earnings        17,334       13,498       17,334       11,768
     (loss) per share

Basic EPS                                                 $    .10     $    .01     $    .10     $   (.01)
                                                          ========     ========     ========     ========

Diluted EPS                                               $    .08     $    .01     $    .08     $    .00
                                                          ========     ========     ========     ========

NOTE 5. COMMITMENTS AND CONTINGENCIES.

Other than the information set forth in Part II, Item 1, herein, there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1998 Annual Report on Form 10-K.

NOTE 6. PREFERRED STOCK.

The Company issued Series E preferred stocks in November 1996 and retired these shares after the rights offering in February 1998. The 300,000 shares of Series E bore an 11.25% annual dividend, which was paid quarterly in shares of the Company's common stock. There were no voting rights or powers attached to this 11.25% Series E Preferred Stock. There are 3,000,000 warrants for common stock exercisable at $1.50 per share.

In September 1995, the Company sold 105,264 shares of 8 3/8% Series D Cumulative Convertible Preferred Stock (8 3/8% Preferred Stock"). Warrants were included with the 105,264 shares to purchase 1,284,221 shares of the Company's common stock at $4.75 per share. Each 8 3/8% Preferred Stock share is convertible at any time, at the option of the holder, into 15.88 shares of the Company's common stock. This is the equivalent to the conversion price of $5.50 on the $47.50 total per share offering price. Dividends on the 8 3/8% Preferred Stock is cumulative from the date of issuance and payable quarterly since October 15, 1995. Accrued unpaid dividends totaled $210,000 and $1,351,000 at June 30, 1999 and December 31, 1998 respectively. The 8 3/8% Preferred Stock shares are not redeemable. The liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued includes ten warrants to purchase one share of common stock for an exercise price of $4.75. The $4.75 warrants can be exercised at any time and expires September 12, 1999. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed to be de minimus.

At the July 9, 1999 directors meeting, the Company's board authorized the extension of Series D Warrants expiration from September 12, 1999 to September 12, 2002. These Series D stock must be converted into common stock on or before September 12, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in the Notes to the Consolidated Financial Statements above herein, and the discussion below. These statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

Introduction

American Ecology Corporation is the oldest radioactive and hazardous chemical waste company in the United States. Incorporated in 1952 as Nuclear Engineering Company, it has operated commercial radioactive and chemical waste disposal and treatment facilities nationwide longer than any other company.

The Company is organized into two market-focused divisions: the Chemical Division and the Nuclear LLRW Division. In 1998, and the first six months of 1999, approximately 40% of revenues were derived from the Chemical Division. The Nuclear Division generated approximately 60% of revenues.

Several under-performing acquisitions completed in 1994 interrupted the Company's financial growth in the early 1990's. This situation was intensified by a severe unforeseen downturn in the chemical waste disposal industry. Revenues and earnings peaked in 1994, and write-down of acquired assets resulted in large losses in 1995 and 1996. Since 1995, both gross profit and net income has improved steadily. This is due to the implementation of strategies developed by the new management team installed in 1995. The Company has redeployed certain assets to improve market position and sold its transportation division in the second quarter, 1999.

CAPITAL RESOURCES AND LIQUIDITY

The Company has improved its cash position, reduced the working capital deficit, and improved certain aspects of operations. The six months ending June 30, 1999, the Company had a working capital deficit of $5,186,000, reduced from $14,663,000 one year earlier. Management has improved financial performance since 1995 and plans to continue reducing the working capital deficit. The Company intends to finance further capital expenditures through cash from operations.

The Company sold its Houston-based hazardous and non hazardous waste transportation service provider, (formerly WPI) and Surecycle(R), a business division that operated a containerized hazardous waste collection service in the Gulf coast market to Boston-based Clean Harbors Environmental Services, Inc. Sale of the two operations and related facilities produced capital of $1.9 million and a gain on the sale over remaining book value of $663,000. The transportation fleet included approximately 800 pieces of transportation and storage equipment. The transaction also included waste transfer facilities in Pasadena and Robstown, Texas, and a leased facility near Dallas.

MEASURES TO REDUCE COSTS

Management has continued to implement an aggressive financial and operating plan since 1995. The Company has evaluated its market position and measured customer potentials. Operating results have improved as a result. The Company continues to evaluate the viability of certain other operations and their current potential to perform at an acceptable level of profitability.

The Company believes its plan will continue to improve both cost structure and operating results. However, given the previous year losses and insufficient cash flow from operations, there can be no assurance that the plan will resolve the Company's liquidity challenges in a timely fashion. The Company continues to review opportunities to improve the liquidity position and to further reduce the working capital deficit. The Company may experience cash flow shortages that could cause the Company to materially reduce its current level of operations.

CASH FLOW

For the six months ended June 30, 1999, the Company had a cash deficit from operations of $1,641,000. The Company used $6,479,000 of cash to reduce outstanding accounts payable and for payment of burial fees and Washington State fee rebates. The Company continues to have difficulty meeting its obligations as they become due.

The Company spent $384,000 for capital expenditures, excluding site development costs, and has invested $573,000 in site development costs for the Ward Valley facility compared to $4.1 million in 1998. For the three and six months ended June 30, 1999, the Company did not incur any interest related to the Ward Valley and Butte facilities.

YEAR 2000 COSTS

The Year 2000 (Y2K) issue involves potential problems with computer systems or any equipment with computer chips using dates where the year is stored as two characters (e.g. 98 for 1998). These systems may incorrectly evaluate dates beyond the year 1999, potentially causing system failures, which could affect our business. The Company believes that its computer systems comply with the Y2K requirement for date changes, but retains some concern that certain companies we do business with may not comply. The Company has implemented a Y2K Plan that addresses traditional hardware and software systems, embedded systems, and service providers. The plan includes identification and coordination with external interfacing systems. The Company does not expect the expenses associated with compliance to have a material affect on its financial position, operations or cash flows.

STATE OF READINESS

The Company is organized with the two operating divisions, Chemical and Nuclear LLRW. Each division has prepared a plan for Y2K compliance, as described below:

Chemical Division:

The Chemical Division has locations in Texas and Nevada. Each site location reviewed and analyzed its own obligations as well as those of its vendors and customers to meet Y2K compliance requirements. All locations contacted local power companies to arrange contingency plans for power interruptions. Each location has diesel generators that are capable of supplying adequate power in case of an outage. Compliance and regulatory calendars will be reviewed and any reports that can be completed in December for January 2000 will be done early. The Company has received compliance certification for critical groundwater and certain other compliance reports. Personnel will review all safety equipment to ensure it is in good working order and stock extra supplies. All laboratory equipment used for stabilization and fingerprint analysis has been reviewed and is Y2K compliant. The Company will maintain maximum inventories of solidification and stabilization reagents.

Nuclear LLRW Division:

The LLRW Division has limited vulnerability to Y2K problems. All critical services have been evaluated and contingencies developed where needed. The Company has reviewed each critical service and has a contingency plan where applicable. A review has been made of radiation detection equipment, security systems, fire alarms, and power and heating supplies.

The Company has requested written assurance from its principal suppliers and service providers that they will be Year 2000 compliant. The majority of these suppliers have responded favorably. No significant supplier problems have been discovered to date. There can be no assurances; however, that the systems or products of third parties, which the Company relies upon, will be properly converted. The Company does not expect any material disruption in operation or losses in revenue due to Y2K problems.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                                  Three Months Ended    Six Months Ended      Three Months Ended    Six Months Ended
                                    June 30, 1999         June 30, 1999         June 30, 1998          June 30, 1998
                                  -----------------    -----------------      -----------------     -----------------
                                    $           %         $          %           $          %          $         %
Revenue                           8,907                18,086                 10,230                19,874
Operating Costs                   4,197        47.1     9,020       49.9       5,787       56.6     11,867      59.7

Gross Profit                      4,710        52.9     9,066       50.1       4,443       43.4      8,007      40.3
Selling, G and A Costs            4,372        49.1     8,745       48.4       4,800       46.9      8,844      44.5

(Loss) from Operations              338         3.8       321        1.8        (357)       (3.5)     (837)     (4.2)
Investment Income                   269         3.0       313        1.7          84          .8       394       2.0
Gain on sale of assets              663         7.4       663        3.7          37          .4        72        .4
Other (income) expense              196         2.2       294        1.6         499         4.9       698       3.5

Net Income
   Before income taxes            1,466        16.5     1,591        8.8         263         2.6       327       1.6
Income tax expense
   (benefit)                        (40)        (.4)      (47)       (.3)        (37)        (.4)      181        .9

Net Income                        1,426        16.0     1,544        8.5         226         2.2       146        .7
Preferred stock
   dividends                        107         1.2       210        1.2         107         1.0       212       1.1

Net Income (loss)
   Available to common
    shareholders                  1,319        14.8     1,334        7.4         119         1.2       (66)      (.3)


                                                      Period to Period Change For         Period to Period Change For
                                                         The Three Months Ended               The Six Months Ended
                                                         June 30, 1999 and 1998              June 30, 1999 and 1998
                                                      ---------------------------         ---------------------------
                                                          $                  %                 $                 %
Statement of Operations Revenues
Chemical Division                                        (650)             (18.0)              (757)            (.10)
LLRW Division                                            (673)              (.10)            (1,031)            (.08)

EBINT (1)
Chemical Division                                         696               (4.7)               976             (5.4)
LLRW Division                                           1,042                 .8              1,229              .55

Consolidated Net Income                                 1,200               10.1              1,400             21.2

EBITDA (2)
Consolidated                                              967                1.1              1,017             (.67)

1) EBINT represents income from operations before deducting interest and taxes.
2) EBITDA represents income from operations plus depreciation and amortization expense.

REVENUES

For the three and six months ended June 30, 1999, the Company reported revenue of $8,907,000 or a 12.9% decrease, and $18,086,000 or an 8.9% decrease to the corresponding prior year period. Management is focusing on the Company's need to increase sales at all operating facilities. In the Chemical Division, all experienced revenues have declined. In May 1999, the Company concluded the sale of both the transportation division and Surecycle(R) for $1.9 million. Because of this sale, there will be a loss in revenue but an increase in future profitability since neither of these operations was profitable. Revenue declines have been offset by increased sales at the Beatty, Nevada landfill. At Richland, Washington, the Company operates a LLRW disposal site charging rates set by the Washington Utility and Transportation Commission (WUTC). By the third quarter, the annual revenue requirement set by the WUTC had already been collected. There will be a prorated decline in recorded revenues for the balance of the year. This will be partially offset by revenues derived from services provided to an electric utility customer in preparation for disposal of a decommissioned nuclear reactor.

The condensed statement of operations allows for a comparison of the two service groups without inter-company or consolidated corporate costs or the captive insurance company, ALEX.

CONDENSED STATEMENT OF OPERATIONS

Reported in $000               June 30, 1999                 June 30, 1998
                          Chemical         LLRW         Chemical         LLRW
                          --------       -------        --------        -------
Operating revenues        $ 6,656        $11,430        $ 7,413         $12,461
Operating costs             4,258          5,323          5,441           7,284

Gross Profit              $ 2,672        $ 6,301        $ 2,687         $ 5,315
Selling, G & A              2,587          3,044          3,222           3,127
Income (loss) from
   operations             $    85        $ 3,257        $  (535)        $ 2,188

Other income
   (expense)              $     0        $ 1,101        $  (521)        $ 1,256

Net income (loss)         $    85        $ 2,156        $(1,056)        $   932


The Chemical division for the three and six months ended June 30, 1999, reported revenues of $2,960,000, an 18% decrease, and $6,656,000, a 10% decrease to the corresponding prior year period. The LLRW division for the three and six months ended June 30, 1999, reported revenues of $5,947,000, a 10% decrease and $11,430,000, an 8% decrease to the corresponding prior year period. The Oak Ridge, Tennessee facility has undergone a series of events that have had a cumulative negative impact on operating performance. Those events have included a labor union strike, lost work in the motor rebuild facility (some of which was attributable to the strike) and a downturn in the waste processing business. The Company is making efforts to restore this to a profitable operation, and seek out new business opportunities.

OPERATING COSTS

                                                             Period to Period Change          Period to Period Change
                                                            For the Three Months Ended        For the Six Months Ended
                                                              June 30, 1999 and 1998           June 30, 1999 and 1998
                                                              ----------------------           ----------------------
                                                                 $               %                $               %
Statement of Operations-Direct Operating Costs
Chemical Division                                              (594)             (23)          (1,183)         (21.7)
LLRW Division                                                (1,243)           (34.1)          (1,961)         (26.9)

Selling, General and Administrative Costs
Chemical Division                                              (694)           (36.5)            (635)         (19.7)
LLRW Division                                                  (239)           (13.9)             (83)          (2.6)

Other Costs
Chemical Division                                              (395)             182             (355)          10.0
LLRW Division                                                  (218)          (726.6)            (161)          29.3


Operating costs and expenses have declined overall during 1999, and most of 1998. The Company reported a decrease of $1,590,000 or 27.5%, and a decrease of $2,847,000 or 23.9%, for the three months ended June 30, 1999, respectively, compared to the corresponding periods of 1998. As a percentage of operating revenues, operating costs and expenses decreased from 50% to 47% for the three months ended June 30, 1999 and 1998, respectively, and decreased from 60% to 57% for the six months ended June 30, 1999 and 1998. It appears that operating costs in total decreased proportionally with the decrease in revenues for the three and six months ended June 30, 1999 and 1998. As explained above, this decline was largely due to Oakridge, Tennessee facility operations.

Management continues with many efforts to conserve on costs in both Chemical and LLRW divisions. Both divisions need increased sales, new business diversification, or derivative lines of business to have continuing growth and to improve performance in the future, while other items remain constant. The Company as a whole is demonstrating a positive trend in operating results by recapturing a portion of the market share. In addition to regaining some market share, the Company has been making every effort to analyze each aspect of the two operating divisions to determine how they can best maximize operating performance and consider new areas for diversifying or expanding the business. Management continues to explore derivative business lines in the shrinking waste market.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities, citizen groups or individuals in connection with permitting or repermitting facilities, alleging violations of existing permits, or claiming damages suffered from alleged exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property, environmental and personal injury claims asserted as a result of its operations. Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES.

               None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 13, 1999. At the meeting, Rotchford L. Barker, Paul C. Bergson, Keith D. Bronstein, Patricia M. Eckert, Edward F. Heil, Jack K. Lemley, Paul F. Schutt, and John J. Scoville were elected to serve as directors of the Company for the next year. In addition, the 1992 Employee Stock Option Plan was amended to increase the shares available for grant, the Company's Restated Certificate of Incorporation was amended to increase the authorized common stock, and the appointment of Balukoff, Lindstrom & Co., P.A. as independent public accountants for the year ending December 31, 1999 was ratified.

The voting on such items was as follows:

(1)       Election of Directors

                                                         Voted Against or
                                         For             Withheld Authority
                                      ----------         ------------------
          Rotchford L. Barker         11,398,290             38,952
          Paul C. Bergson             11,398,000             39,242
          Keith D. Bronstein          11,399,606             37,636
          Patricia M. Eckert          11,397,544             39,698
          Edward F. Heil              11,398,000             39,242
          Jack K. Lemley              11,399,895             37,347
          Paul F. Schutt              11,395,396             41,846
          John J. Scoville            11,395,397             41,845


(2) Amend the 1992 Employee Stock Option Plan and increase the shares available for grant:

                      For              Against            Abstain
                      ---              -------            -------
                   11,021,301          253,009             39,971


(3) Amend the Company's Restated Certificate of Incorporation to increase the authorized common stock from 25,000,000 to 50,000,000 shares:

                      For              Against            Abstain
                      ---              -------            -------
                   11,190,142          208,617             38,483


(4)       Ratify Appointment of Independent Auditors of Balukoff, Lindstrom &
          Co., P.A.

                      For              Against            Abstain
                      ---              -------            -------
                   11,380,895          35,457              20,890

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

-------------------------------------------------------------------------------------------------------------------
   10.38    Agreement dated January 28, 1994 between American Ecology             Form 8-K dated 2-3-94
            Corporation, Edward F. Heil, Edward F. Heil as trustee for
            Edward F. Heil, Jr., Sandra Heil, and Karen Heil Irrevocable
            Trust Agreement #2, Thomas W. McNamara and Thomas W. McNamara as
            a trustee of the Jenner & Block Profit Sharing Trust No. 082.
-------------------------------------------------------------------------------------------------------------------
   10.39    Agreement of Purchase and Sale dated as of April 7, 1994 by and       1st Quarter 1994 Form 10-Q,
            among American Ecology Corp., American Ecology Recycle Center, Inc.,  3rd Quarter 1994 Form 10-Q
            Quadrex Environmental Company and Quadrex Corporation, as amended by
            Amendments dated June 14, 1994 and August 22, 1994.
-------------------------------------------------------------------------------------------------------------------
   10.40    Stock Purchase Agreement dated as of May 10, 1994 by and between      1st Quarter 1994 Form 10-Q,
            American Ecology Corporation and Mobley Environmental Services,       3rd Quarter 1994 Form 10-Q
            Inc., as amended by Amendment dated September 21, 1994.
-------------------------------------------------------------------------------------------------------------------
   10.41    Second Amended Restated Credit Agreement between American Ecology     1995 Form 10-K
            Corporation , its subsidiaries and Texas Commerce Bank National
            Association dated June 30, 1995
-------------------------------------------------------------------------------------------------------------------
   10.42    Security Agreement dated June 30, 1995 by American Ecology            1995 Form 10-K
            Corporation in favor of Texas Commerce Bank National Association.
-------------------------------------------------------------------------------------------------------------------
   10.43    Security Agreement dated June 30, 1995 by subsidiaries of American    1995 Form 10-K
            Ecology Corporation in favor of Texas Commerce Bank National
            Association.
-------------------------------------------------------------------------------------------------------------------
   10.46    Rights Offering and Prospectus with American Ecology Corporation and  Form S-3 dated 9-9-97
            ChaseMellon Shareholder Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
   10.47    Amended Rights Offering and Prospectus with American Ecology          Form S-3/A dated 12-30-97
            Corporation and ChaseMellon Shareholder Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
   10.50    Increase Additional Number of Share Options to Directors Plan         Form S-8 dated 12-30-98
            of 1992
-------------------------------------------------------------------------------------------------------------------
    21      List of Subsidiaries                                                  1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
    27      Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

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


                                       AMERICAN ECOLOGY CORPORATION
                                               (REGISTRANT)


Date:    August 13, 1999
                                       By: /s/ Jack K. Lemley
                                           -------------------
                                           Jack K. Lemley
                                           Chief Executive Officer


Date:    August 13, 1999
                                       By: /s/ R. S. Thorn
                                           ---------------
                                           R. S. Thorn
                                           Vice President of Administration
                                           Chief Accounting Officer

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

-------------------------------------------------------------------------------------------------------------------
   10.38    Agreement dated January 28, 1994 between American Ecology            Form 8-K dated 2-3-94
            Corporation, Edward F. Heil, Edward F. Heil as trustee for
            Edward F. Heil, Jr., Sandra Heil, and Karen Heil Irrevocable
            Trust Agreement #2, Thomas W. McNamara and Thomas W. McNamara as a
            trustee of the Jenner & Block Profit Sharing Trust No. 082.
-------------------------------------------------------------------------------------------------------------------
   10.39    Agreement of Purchase and Sale dated as of April 7, 1994 by and       1st Quarter 1994 Form 10-Q,
            among American Ecology Corp., American Ecology Recycle Center, Inc.,  3rd Quarter 1994 Form 10-Q
            Quadrex Environmental Company and Quadrex Corporation, as amended by
            Amendments dated June 14, 1994 and August 22, 1994.
-------------------------------------------------------------------------------------------------------------------
   10.40    Stock Purchase Agreement dated as of May 10, 1994 by and between      1st Quarter 1994 Form 10-Q,
            American Ecology Corporation and Mobley Environmental Services,       3rd Quarter 1994 Form 10-Q
            Inc., as amended by Amendment dated September 21, 1994.
-------------------------------------------------------------------------------------------------------------------
   10.41    Second Amended Restated Credit Agreement between American Ecology     1995 Form 10-K
            Corporation , its subsidiaries and Texas Commerce Bank National
            Association dated June 30, 1995
-------------------------------------------------------------------------------------------------------------------
   10.42    Security Agreement dated June 30, 1995 by American Ecology            1995 Form 10-K
            Corporation in favor of Texas Commerce Bank National Association.
-------------------------------------------------------------------------------------------------------------------
   10.43    Security Agreement dated June 30, 1995 by subsidiaries of American    1995 Form 10-K
            Ecology Corporation in favor of Texas Commerce Bank National
            Association.
-------------------------------------------------------------------------------------------------------------------
   10.46    Rights Offering and Prospectus with American Ecology Corporation and  Form S-3 dated 9-9-97
            ChaseMellon Shareholder Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
   10.47    Amended Rights Offering and Prospectus with American Ecology          Form S-3/A dated 12-30-97
            Corporation and ChaseMellon Shareholder
            Services as Rights Agent.
-------------------------------------------------------------------------------------------------------------------
   10.50    Increase Additional Number of Share Options to Directors Plan of 1992 Form S-8 dated 12-30-98
-------------------------------------------------------------------------------------------------------------------
    21      List of Subsidiaries                                                  1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------
    27      Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------