Form 10-Q
period 1999-09-30
AMERICAN ECOLOGY CORP
filed 1999-11-12
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


                                       OR


 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                  95-3889638
                   --------                                  ----------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)

                 805 W. Idaho
                  Suite #200
                 Boise, Idaho                                83702-8916
                 -------------                               ----------
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

                                 YES [ ] NO [X]

         At November 12, 1999, Registrant had outstanding 13,648,528 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


                                             PART I. FINANCIAL INFORMATION


                                                                                                                  PAGE

Item 1.        Consolidated Financial Statements


               Consolidated Balance Sheet
                   (Unaudited)                                                                                      4

               Consolidated Statements of Operations
                   (Unaudited)                                                                                      5

               Consolidated Statements of Cash Flows
                   (Unaudited)                                                                                      6

               Notes to Consolidated Financial Statements                                                           8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                          13


                                              PART II. OTHER INFORMATION


Item 1.        Legal Proceedings                                                                                   20

Item 2.        Changes in Securities                                                                               23

Item 3.        Defaults upon Senior Securities                                                                     23

Item 4.        Submission of Matters to a Vote of Security Holders                                                 23

Item 5.        Other Information                                                                                   23

Item 6.        Exhibits and Reports on Form 8-K                                                                    23

               Signatures                                                                                          27

DIRECTORS                                                    OFFICERS
-------------------------------------------                  --------------------------------------------
Jack K. Lemley                                               Jack K. Lemley
Chairman of the Board                                        Chairman and Chief Executive Officer
American Ecology Corporation
                                                             James R. Baumgardner
Rotchford L. Barker                                          Senior Vice President and Chief Financial Officer
Independent Businessman
                                                             L. Gary Davis
Paul C. Bergson                                              Vice President and Controller
Principal
Bergson & Company                                            Zaki K. Naser
                                                             Executive Vice President and Operations Manager
Keith D. Bronstein
President                                                    Richard F. Paton
Tradelink, LLC                                               Vice President

Patricia M. Eckert                                           Stephen A. Romano
Principal                                                    Vice President
Patricia M. Eckert & Associates
                                                             Robert S. Thorn
Edward F. Heil                                               Vice President and Chief Accounting Officer
Chairman of the Board
American Environmental Construction Company                  Robert M. Trimble
                                                             General Counsel and Secretary
Paul F. Schutt
Chief Executive Officer                                      FINANCIAL REPORTS
Nuclear Fuel Services, Inc.
                                                             A copy of the American Ecology Corporation
John J. Scoville                                             Financial Reports, filed with the
President                                                    Securities and Exchange Commission, may be
J.J. Scoville & Associates, Inc.                             obtained by writing to:

                                                             American Ecology Corporation
CORPORATE OFFICE                                             805 W. Idaho, Suite 200
                                                             Boise, Idaho  83702
American Ecology Corporation
805 W. Idaho, Suite 200                                      TRANSFER AGENT
Boise, Idaho  83702
(208)331-8400                                                ChaseMellon Shareholder Services, LLC
(208)331-7900 (fax)                                          Overpeck Centre
www.americanecology.com                                      85 Challenger Road
                                                             Ridgefield Park, New Jersey 07660
COMMON STOCK                                                 (201) 296-4000
                                                             www.chasemellon.com
American Ecology Corporation's common stock
trades on the NASDAQ Stock Market under the                  AUDITOR
symbol ECOL.
                                                             Balukoff, Lindstrom & Co., P.A.
                                                             877 West Main Street, Suite 805
                                                             Boise, Idaho  83702

PART 1            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                         September 30,   December 31,
                                                                             1999            1998
                                                                         -------------   ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $    1,653      $    4,442
     Receivables, net of allowance for doubtful
         accounts of $1,100 and $1,047, respectively                           5,273           9,506
     Income tax receivable                                                       740             740
     Prepayments and other                                                     1,015           1,023
                                                                          ----------      ----------
          Total current assets                                                 8,681          15,711

Cash and investment securities, pledged                                        3,993           5,405
Property and equipment, net                                                    8,829          11,145
Cell Development Cost                                                          1,000               0
Deferred site development costs                                               27,459          26,909
Intangible assets relating to acquired businesses, net                           396             414
Other assets                                                                   2,741           2,216
                                                                          ----------      ----------
          Total assets                                                    $   53,099      $   61,800
                                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                    $       77      $      119
     Accounts payable                                                          3,298           5,101
     Accrued liabilities                                                       9,238          17,267
     Deferred site maintenance, current portion                                  700             700
     Income taxes payable                                                         27              91
                                                                          ----------      ----------
          Total current liabilities                                           13,340          23,278

Long term debt, excluding current portion                                      2,604           2,223
Deferred site maintenance, excluding current portion                          18,575          18,839

Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, issued and outstanding                     --              --
     Series D cumulative convertible preferred stock, $.01 par value,
          105,264 authorized, 100,001 shares issued and outstanding                1               1
     Series E redeemable convertible preferred stock, $.01 par value,
          300,000 authorized, 300,000 shares converted and retired                --              --
     Common stock, $.01 par value, 50,000,000 authorized, 13,648,528
          and 13,557,275 shares issued and outstanding, respectively             137             136
     Additional paid-in capital                                               54,401          54,385
     Retained earnings (deficit)                                             (35,959)        (37,062)
                                                                          ----------      ----------
          Total shareholders' equity                                          18,580          17,460
                                                                          ----------      ----------

             Total Liabilities and Shareholders' Equity                   $   53,099      $   61,800
                                                                          ==========      ==========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30 ,                 September 30,
                                                    1999            1998            1999           1998
                                                 ----------      ----------      ----------      --------
Revenues                                         $    6,007      $    8,855      $   24,093      $ 28,729
Operating costs                                       3,664           5,703          12,684        17,570
                                                 ----------      ----------      ----------      --------
Gross profit                                          2,343           3,152          11,409        11,159
Selling, general and administrative expenses          2,280           4,354          11,025        13,198

Income (loss) from operations                            63          (1,202)            384        (2,039)
Investment income (loss)                               (200)           (185)            113           209
Gain on sale of assets                                    3              --             666            72
Other income                                            (21)            263             274           961
                                                 ----------      ----------      ----------      --------

Net income before income taxes                         (155)         (1,124)          1,437          (797)
Income tax expense (benefit)                            (29)            (35)             18           146
                                                 ----------      ----------      ----------      --------

Net income                                             (126)         (1,089)          1,419          (943)
Preferred stock dividends                                86             103             316           315
                                                 ----------      ----------      ----------      --------

Net income (loss) available to common
     shareholders                                $     (212)     $   (1,192)     $    1,103      $ (1,258)
                                                 ==========      ==========      ==========      ========

Basic earnings per share                         $     (.02)     $     (.09)     $      .08      $   (.10)
                                                 ==========      ==========      ==========      ========

Diluted earnings per share                       $     (.02)     $     (.09)     $      .07      $   (.10)
                                                 ==========      ==========      ==========      ========

Dividends paid per common share                  $       --      $       --      $       --      $     --
                                                 ==========      ==========      ==========      ========

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                          Nine Months Ended September 30,
                                                                              1999              1998
                                                                          ------------      -------------
Cash flows from operating activities:

     Net income (loss)                                                      $    1,419      $     (943)
     Adjustments to reconcile net income (loss) to net cash
        Provided by operating activities:
            Depreciation and amortization                                        1,711           2,367
            Stock Compensation                                                      --              --
            Deferred income tax provision                                          (64)             --
            (Gain) on sale of assets                                              (663)             --
     Changes in assets and liabilities:
        Receivables                                                              3,100             190
        Investment securities classified as trading                              1,412          (1,126)
        Other assets                                                               473          (1,172)
        Accounts payable and accrued liabilities                               (11,184)         (1,296)
        Deferred site maintenance                                                 (265)           (309)
                                                                            ----------      ----------
             Total adjustments                                                  (5,480)         (1,346)
                                                                            ----------      ----------

Net cash provided by (used in) operating activities                             (4,061)         (2,289)
                                                                            ----------      ----------

Cash flows from investing activities:
        Capital expenditures                                                    (1,793)            (84)
        Site development costs, including capitalized interest                    (550)         (4,126)
        Proceeds from sales of property and equipment                            1,910              --
        Proceeds from sales of investment securities                                --           2,973
                                                                            ----------      ----------
Net cash provided by (used in) investing activities                               (433)         (1,237)

Cash flows from financing activities:
         Proceeds from common stock issued                                          14              --
         Proceeds from issuance of indebtedness                                  1,733          15,131
         Proceeds from rights offering                                              --           1,996
         Repayments of indebtedness                                                (42)        (13,803)
                                                                            ----------      ----------
Net cash provided by (used in) financing activities                              1,705           3,324

Increase (decrease) in cash and cash equivalents                                (2,789)           (202)
Cash and cash equivalents at beginning of period                                 4,442             366
                                                                            ----------      ----------
Cash and cash equivalents at end of period                                  $    1,653      $      164
                                                                            ==========      ==========

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest, net of amounts capitalized                          $      117      $      164
              Income taxes                                                          83             137

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                  ($ IN 000'S)


                                                                             ACCUMULATED
                                                               ADDITIONAL       OTHER         RETAINED
                                  PREFERRED       COMMON        PAID-IN     COMPREHENSIVE     EARNINGS
                                    STOCK         STOCK         CAPITAL         INCOME        (DEFICIT)
                                 ----------     ----------     ----------   -------------    ----------
Balance, December 31, 1998                1            136         54,385              --       (37,062)

Net income                               --             --             --              --         1,419
Common stock issuance                    --              1             --              --            --
Dividends of preferred stock             --             --             --              --          (316)
Preferred stock-retired                  --             --             --              --            --
Paid in capital                          --             --             16              --            --
Total comprehensive income               --             --             --              --            --
Balance, September 30, 1999               1            137         54,401              --       (35,959)


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

NOTE 2.           LONG-TERM DEBT.

Long term debt at September 30, 1999 and June 30, 1999 consisted of the following (in thousands):

                                        September 30,       June 30,
                                            1999              1999
                                        -------------     ------------
Notes Payable                           $      1,300      $      1,300
Capital lease obligations and other            1,381             1,210
                                        ------------      ------------
                                               2,681             2,510
Less:  Current maturities                        (77)              (72)
                                        ------------      ------------
Long-term debt                          $      2,604      $      2,438


Aggregate maturities of long-term debt and the future minimum payments under capital leases are as follows (in thousands):

                             September 30,
                             -------------
                             1999                     $     $77
                             2000                           871
                             2001                           868
                             2002                           865
                             -----                    ---------
                             TOTAL                    $   2,681


The Company borrowed $1.3 million from two of its board members as notes payable in March 1999. The notes, due in November 2000, are unsecured, bear interest of 9%, and prohibit the Company from paying dividends on common or preferred shares while they are outstanding. The Company has also signed five capital leases totaling $1.4 million on 60-month terms. These leases provide for heavy equipment in the landfill operations.

In June 1999, the Company signed a promissory note with First Security Bank for a Business Loan Agreement Line of Credit to cover any short-term borrowing up to $500,000. The initial borrowing rate is 9.5% interest and is secured by the Company's accounts receivable if the line of credit is activated. The account is currently in good standing and has not been activated.

NOTE 3.           DEFERRED SITE DEVELOPMENT COSTS.

The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and has been selected to obtain a license to develop and operate the Central Interstate Compact ("Butte facility").

The Company holds a license from the California Department of Health Services to construct and operate the Ward Valley LLRW facility to serve the Southwestern Compact region. However, California has been unable to fulfill its responsibility to obtain title to the site-land from the U.S. Department of the Interior so construction may proceed. In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the Court of Federal Claims, seeking monetary damages of more than $73 million. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transferred to California. The trial court rendered an adverse judgement in the mandamus action March 31, 1999, which the Company has appealed to the Federal Circuit Court of Appeals for the District of Columbia in Washington D.C.

All costs through September 30, 1999 related to the development of the Ward Valley facility have been capitalized, and since then have been expensed as incurred. After adjusting for the bank settlement in November 1998, and as of September 30, 1999, the Company had deferred $20,953,000 (39% of total assets) of pre-operational facility development costs of which $895,000 represents capitalized interest. These deferred costs are to be recovered during the facility's first 20 years of operation from disposal fees approved by the Department of Health Services (DHS) in accordance with existing state regulations. The approval process is to include a prudency review of pre-operational costs incurred by the Company. The Company expects all costs that it has deferred for this facility, and unrecognized project interest costs, to be included in the rate-base. However, there can be no assurance that the site-land will be transferred to California, all of these costs will be approved by the DHS, or that the facility will ever be constructed.

The Company had incurred reimbursable costs for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). These revenues declined substantially since April 1999. Major generators of waste within the CIC's five-state region have provided substantially all funding to develop the Butte facility. As of September 30, 1999, the Company has contributed and deferred approximately $6,478,000 (12% of total assets), $386,000 of which is capitalized interest, toward the development of the Butte facility. The Company is no longer capitalizing costs for this project. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to pursue a Petition for a Contested Case challenging the State's denial. US Ecology filed its Petition pursuant to Nebraska law on January 15, 1999.

The Major Generators filed suit in the Federal District Court for Nebraska on December 30, 1998 seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology has intervened as a plaintiff to protect the Company's interest and is seeking relief. The Contested Case is stayed by a preliminary injunction issued by the presiding federal judge sought in this court action.

While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. US Ecology continues to execute the Commission's requests and expects to be reimbursed for approved activities under the existing contract.

The timing and outcome of the above matters are unknown. The Company continues to pursue the conveyance of the land from the federal government to California. The Company is also pursuing remedies in federal court to cure alleged defects in the State of Nebraska's licensing process for the Butte, Nebraska facility. The Company believes that the Butte facility license will be granted, and that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, the Company would suffer losses that would have a material adverse effect on its financial position.

The following table shows the ending capitalized balances for deferred site development costs for the periods ended September 30, 1999 and December 31, 1998 in thousands of dollars:

September 30,              Capitalized    Capitalized
1999                             Costs      Interest        Total
-----------------------    -----------    -----------     ----------
Ward Valley, CA Project    $    20,058    $       895     $   20,953
Butte, Nebraska Project          6,092            386          6,478
Richland, WA Project                28             --             28
                                                          ----------
Total                                                     $   27,459

December 31,
1998
-----------------------
Ward Valley Project        $    19,536    $       896     $   20,431
Butte, Nebraska Project          6,092            386          6,478
                                                          ----------
Total                                                     $   26,909


From 1994, the Company began to capitalize interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost, on the site development projects while activities continue to secure the projects. In July 1999, the Company elected not to capitalize further contributions to either project until the projects were materially advanced. These costs remain capitalized on the books of record for the Company while it prosecutes ongoing legal actions to protect its investments.

NOTE 4.           EARNINGS PER SHARE.

The following table reconciles the number of common shares outstanding for the three and nine months ended September 30, 1999 and 1998 of each year to the weighted average number of common shares outstanding and the weighted average number of common and dilutive potential common shares outstanding for the respective three and nine month periods for the purposes of calculating basic and dilutive earnings per common share:



                                                                  (000'S EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended          Nine Months ended
                                                              September 30,              September 30,
                                                           1999          1998          1999         1998
                                                         --------      --------      --------     --------
Net earnings (loss) available to common shareholders     $   (212)     $ (1,192)     $  1,103     $ (1,258)
                                                         ========      ========      ========     ========

Weighted average shares outstanding:
     Common shares outstanding at end of period            13,564        13,498        13,564       13,498
     Dilutive effect of options and warrants                   --            --         1,844          444
Shares used in computing earnings (loss) per share         13,564        13,498        15,407       13,942

Basic EPS                                                $   (.02)     $   (.09)     $    .08     $   (.10)
                                                         ========      ========      ========     ========

Diluted EPS                                              $   (.02)     $   (.09)     $    .07     $   (.10)
                                                         ========      ========      ========     ========

NOTE 5.           COMMITMENTS AND CONTINGENCIES.

Other than the information set forth in Part II, Item 1 herein there have been no other significant changes to any commitments and contingencies as described in Note 13 to the financial statements included in the Company's 1998 Annual Report on Form 10-K.

Environmental Compliance: The Company is subject to extensive and evolving federal, state and local environmental laws and regulations. As a result of changing industry practices and regulatory policy, the Company will periodically modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business. Management believes the Company is in compliance, for all material respects, with the laws and regulations affecting its operations. There is no assurance, however, that the Company will not have unanticipated compliance expenditures in the future.

Tax Issues: In 1995, the Company recorded an income tax receivable of $740,000 for a ten-year Net Operating Loss Carryback between 1994 and 1984. On September 29, 1999, the Internal Revenue Service (IRS) issued a letter of denial on part of the claim. The Company had previously filed a protective claim for that portion of the claim nearing the statute of limitations. The Company has until November 28, 1999 to file a protest to the IRS. The Company intends to make a written argument of protest for the tax refund claim in the allowed time period.

Insurance: The Company carries a broad range of insurance coverage, which management considers prudent to protect the Company's assets and operations. Some of this insurance coverage is subject to a varying degree of risk retention by the Company.

Casualty coverage currently includes $1,000,000 primary commercial general liability with a $2,000,000 aggregate and $5,000,000 primary automobile liability. The Company maintains workers' compensation insurance in accordance with laws of the various states in which it is an employer. This coverage is supported by $25,000,000 in umbrella insurance protection. A property policy provides insurance coverage for real and personal property.

The Company also maintains an environmental impairment liability ("EIL") insurance policy for certain of its non-radioactive landfills, transfer stations, and recycling facilities. This provides coverage for property damage and/or bodily injury to third parties caused by potential off-site pollution emanating from such landfills, transfer stations, or recycling facilities. This policy provides $10,000,000 of coverage per loss with a $10,000,000 aggregate limit.

Professional Environmental Consultants Liability Insurance is carried to cover damages the Company is legally obligated to pay because of an act, error or omission in professional services, or a loss resulting in environmental impairment away from an owned site. This policy is subject to a $5,000,000 per occurrence limit with a $5,000,000 aggregate.

Nuclear Liability Insurance is carried to cover bodily injury and property damage claims to third parties caused by the nuclear energy related hazards for which the Company is legally obligated.

Certain of the Company's landfills and recycling facilities are covered for Closure/Post Closure costs through a direct risk transfer insurance policy. Other sites are covered through funds required by various states.

NOTE 6.           PREFERRED STOCK.

In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible 11.25% Preferred stock for $3,000,000 in cash. All of the Series E preferred stock was either converted or redeemed in the Rights Offering which concluded February 10, 1998. The partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering was a term of the Series E Designation Certificate. The Series E stock is now retired but carries 3,000,000 warrants with no assigned value, at $1.50 per share exercise price. The warrants expire June 2008.

In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock
("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. During September through December 1995, the Company sold 105,264 shares of 8 3/8% Preferred Stock with warrants in a private offering to a group comprised principally of members of the Company's directors ("the Investing Group") and received cash proceeds of $4,759,000 which is net of offering expenses of $101,000 and $140,000 in settlement of liabilities to two members of the Investing Group. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 15.88 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price. All dividends on the 8 3/8% Preferred Stock was paid in full in March 1999. Accrued unpaid dividends totaled $296,000 and $1,354,000 at September 30, 1999 and December 31, 1998, respectively.

The 8 3/8% Preferred Stock shares are not redeemable and the liquidation preference is $47.50 per share plus unpaid dividends. Each share of the 8 3/8% Preferred Stock issued included ten warrants to purchase shares of the Company's common stock. All of the attached warrants were originally to expire September 13, 1999. In July 1999, the Board of Directors resolved that any Series D Preferred Stock holder could convert their shares to common stock and extend their attached warrants three years to September 13, 2002. One Series D holder participated in this option and converted 5,263 Series D shares into 83,580 common shares and an additional 7,073 common shares for the accrued dividends through September 13, 1999. All other warrants attached to the Series D preferred stock have now expired. The remaining warrants from the conversion have no assigned value in the accompanying consolidated financial statements.

NOTE 7.           NEW ACCOUNTING PRONOUNCEMENTS.

The International Accounting Standards Committee, IASC, revised IAS No. 1, Presentation of Financial Statements, and No. 14, Segment Reporting, effective for accounting periods beginning on or after July 1, 1998. Statement No. 14 applies only to publicly traded companies and requires that information be reported for segments of a business along product and service lines and geographically in addition to consolidated enterprise-wide information in the basic financial statements. The Company has reported in accordance with these standards, financial information as disclosed in Item 2., Management's Discussion and analysis of Financial Condition and Results of Operations.

NOTE 8.           ENVIRONMENTAL LIABILITIES.

The Company has certain material financial commitments for the costs associated with closure, post closure, perpetual care and maintenance, final closure and the regulatory costs associated with existing operations at a hazardous waste treatment and storage facility. These facilities are subject to Toxic Substance Central Act ("TSCA") and the Resource Conservation and Recovery Act ("RCRA"). These costs for closure are accrued and charged to expense, and credited to Deferred Site Maintenance based on third party independent engineering studies.

The following site locations have recorded Deferred Site Maintenance:

Texas Ecologists at Robstown, Texas                         $  8,229,000
US Ecology at Beatty, Nevada                                   1,533,000
US Ecology at Richland, Washington                               113,000
US Ecology at Sheffield, Illinois                              7,902,000
American Ecology Environmental Services at Winona,
       Texas                                                     797,000

                        Total Deferred Site Maintenance     $ 18,575,000

The Company maintains an insurance policy for the protection of all site locations. The financial assurance that the Company maintains is different and exceeds the Deferred Site Maintenance liability. The Sheffield, Illinois and Winona, Texas facilities require additional collateral for the insurance policies.

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

 "Forward-looking statements" described herein are intended to qualify for the safe harbor from liability. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as capital expenditures, earnings, litigation, rate and other regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated for reasons including, without limitations, ongoing state or federal actions; future economic conditions; ongoing litigation; legislation; regulation; competition; and other circumstances affecting anticipated rates, revenues and costs. Any forward-looking statement speaks only as of the date on which such statement is made. No obligation to update such statements apply.

Introduction

American Ecology Corporation is the oldest radioactive and hazardous chemical waste company in the United States. Incorporated in 1952 as Nuclear Engineering Company, is has operated commercial radioactive and chemical waste disposal and treatment facilities nationwide longer than any other company.

The Company is organized into two market-focused divisions: the Chemical Division and the Nuclear Division. In 1998 and the first nine months of 1999, approximately 40% of revenues were derived from the Chemical Division. The Nuclear Division generated approximately 60% of revenues.

Several under-performing acquisitions completed in 1994 interrupted the Company's strong financial growth in the early 1990's. This situation was intensified by a severe unforeseen downturn in the chemical waste disposal industry. Revenues and earnings peaked in 1994, while write-down of acquired assets resulted in large losses in 1995 and 1996. Since 1995, both gross profit and net income have been steadily improving.

Senior Management

On November 1, 1999 the Company appointed Jim Baumgardner as Senior Vice President and Chief Financial Officer. Mr. Baumgardner brings significant financial strengths to the Company where there had not been a Chief Financial Officer officially since 1995. In the third quarter of 1999 the Company promoted from within its staff Zaki Nazer to be Executive Vice-President and Manager of Operations and Robert M. Trimble to be Secretary and General Counsel. Mr. Nazer had been with the Company in operations since 1996, and has 23 years of environmental experience with a strong background in technical and regulatory compliance. Mr. Trimble also joined the Company in 1996 and had served as Assistant General Council. Mr Trimble has a strong background in environmental and business law. Also, during the third quarter of 1999, the President and Chief Operating Officer resigned to pursue other opportunities.

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1999, The Company had a working capital deficit of $4,659,000 compared to $14,822,000 for the nine months ending September 30, 1998. Management continues to improve the Company's financial performance and reduce the working capital deficit. The Company intends to finance the remainder of its 1999 capital expenditures through cash from operations.

As of September 30, 1999, the current ratio, a measure of current assets to current liabilities, has improved to .65:1 from .41:1 for the same period one year ago. Cash and cash equivalents on hand have substantially improved with balances of $1,653,000 at September 30, 1999 compared to $164,000 one year earlier. The Company has been meeting almost all obligations as they become due, which has helped to reduce the working capital deficit. All cash and cash equivalents on hand are committed to obligations to pay. While the Company's cash and liquidity situation has improved, the Company remains challenged by reduced revenues from each of the site locations except for Richland, Washington. These reduced revenues make it difficult for the Company to forecast its ability to meet short-term operating demands for cash. There remains an unused balance on the business loan agreement line of credit with the bank for the Company's future need of short-term borrowing. The Company has not activated this line of credit since the date it was opened in June 1999. The Company intends to improve revenues and continue to reduce the working capital deficit but the Company is not certain about its ability to increase revenues through improved operating results. The newly appointed Chief Financial Officer will focus efforts on this high priority objective.

The financial statements as of September 30, 1999 contain no adjustments to the asset carrying amounts and certain reserves have been made for known and reasonably estimated obligations, and ongoing litigation issues.

CREDIT ARRANGEMENTS

The Company currently has $1.3 million of notes payable with two of its directors, due November 2000. The Company also has several long-term capital leases totaling $1.4 million. Please see Note 2. to the financial statements for aggregate maturities. The Company has a $500,000 line of credit, all of which is currently available.

MEASURES TO REDUCE COSTS

Management has continued to implement an aggressive financial and operating plan since 1995. The Company has evaluated its position in its respective markets, measured customer potentials, and restructured its marketing efforts to respond effectively. Operating results have improved as a result. The Company continues to evaluate the viability of its operations and their current potential to perform at desired profitability levels. The Company will no longer capitalize costs for deferred site development of the California or Nebraska projects. For the most part, all excess costs have been eliminated and the Company is in a position to concentrate on new or expanded revenue opportunities.

CASH FLOW

As of September 30, 1999, the Company had net cash used in operating activities of $4,061,000. The Company has continued to pay down accrued accounts payable and other accrued liabilities. These efforts have improved the working capital deficit to $4,659,000 but there has been a decrease in the cash position from year-end December 31, 1998 with a deficit of $2,289,000. There was an overall improvement in 1999 partially as a result of the sales of assets from the transportation division for $1.9 million and the reduction of accrued liabilities when the Company paid its obligation to rebate waste generator fees in the Northwest Compact. Cash and cash equivalents at September 30, 1999 were $1,653,000 compared to $164,000 at December 31, 1998. Capital expenditures totaled $1,793,000 at September 30, 1999 compared to

$84,000 at the prior year-end. Almost all of 1999 capital expenditures have been for construction in progress and equipment purchases.

As the Company continues to improve operations and expand revenues, there will probably be a need to incur future indebtedness or issue equity securities to cover business initiatives not met by current operations. There can be no assurance that the Company will be successful in obtaining additional capital on acceptable terms through such debt incurrence or issuance of additional equity securities. Any delays or difficulties in obtaining the required financing for revenue expansion projects may have an adverse effect on the Company's ability to accomplish these new goals.

YEAR 2000 COSTS

The Year 2000 (Y2K) issue involves potential problems with computer systems or any equipment with computer chips using dates where the year is stored as two characters (e.g. 98 for 1998). These systems may incorrectly evaluate dates beyond the year 1999, potentially causing system failures, which could affect business. The Company has implemented a Y2K Plan that addresses traditional hardware and software systems, embedded systems, and service providers. The plan includes identification and coordination with external interfacing systems. The Company believes that its computer systems comply with the Y2K requirement for date changes, but retains some concern that certain companies we do business with may not comply. The Company does not expect the expenses associated with compliance to have a material affect on its financial position, operations or cash flows.

State of Readiness

The Company is organized with the two operating divisions, Chemical and Nuclear. Each division has prepared a plan for Y2K compliance, as described below:

Chemical Division:

The Chemical Division has operating facilities in Texas and Nevada. Each facility reviewed and analyzed its obligations as well as those of its vendors and customers to meet Y2K compliance requirements. All locations contacted local power companies to arrange contingency plans for power interruptions. Each location has diesel generators capable of supplying adequate power in case of an outage. Compliance and regulatory calendars will be reviewed and any reports that can be completed in December 1999 for January 2000 will be prepared early. The Company has received compliance certification for critical groundwater and certain other compliance reports. Personnel will review all safety equipment to ensure it is in good working order and stock extra supplies. All laboratory equipment used for stabilization and fingerprint analysis has been reviewed and is Y2K compliant. The Company will maintain substantial excess inventories of solidification and stabilization reagents.

Nuclear Division:

The Nuclear Division has limited vulnerability to Y2K problems. All critical services have been evaluated and contingencies developed where needed. The Company has reviewed each critical service and has a contingency plan where applicable. A review has been made of radiation detection equipment, security systems, fire alarms, and power and heating supplies.

The Company has requested written assurance from its principal suppliers and service providers that they will be Year 2000 compliant. The majority of these suppliers have responded favorably and no significant supplier problems have been discovered. There can be no assurances, however, that the systems or products of third parties that the Company relies upon will be properly converted. The Company does not expect any material disruption in operation or losses in revenue due to Y2K problems.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                          Three Months Ended           Nine Months Ended          Three Months Ended           Nine Months Ended
                          September 30, 1999           September 30, 1999         September 30, 1998           September 30, 1998
                       ------------------------     -----------------------    -----------------------      -----------------------
                           $              %              $            %            $             %              $             %
Revenue                    6,007                       24,093                      8,855                       28,729
Operating Costs            3,664           61.0        12,684          52.6        5,703          64.4         17,570          61.2
                       ---------      ---------     ---------     ---------    ---------     ---------      ---------     ---------

Gross Profit               2,343           39.0        11,409          47.4        3,152          35.6         11,159          38.8
Selling, G and A
    Costs                  2,280           38.0        11,025          45.8        4,354          49.2         13,198          45.9
                       ---------      ---------     ---------     ---------    ---------     ---------      ---------     ---------

(Loss) from
    Operations                63            1.0           384           1.6       (1,202)        (13.6)        (2,039)         (7.1)
Investment Income           (200)          (3.3)          113           .05         (185)          2.1            209          (.07)
Gain on sale of
     assets                    3            0.0           666           2.8           --           0.0            (72)         (.03)
Other (income)
     expense                 (21)          (.03)          274           1.1         (263)         (3.0)          (961)         (3.3)
                       ---------      ---------     ---------     ---------    ---------     ---------      ---------     ---------

Net Income (loss)
    Before income
     taxes                  (155)          (2.6)        1,437           6.0       (1,124)        (12.7)          (797)         (2.8)
Income tax expense
    (benefit)                (29)          (.05)           18           .01          (35)         (0.4)           146           0.5
                       ---------      ---------     ---------     ---------    ---------     ---------      ---------     ---------

Net Income (loss)           (126)          (2.1)        1,419           5.9       (1,089)        (12.3)          (943)         (3.3)
Preferred stock
     Dividends                86            1.4           316           1.2          103           1.2            315           1.1

Net Income (loss)
     Available to
     Common
     shareholders           (212)          (3.5)        1,103           4.7       (1,192)        (13.5)        (1,258)         (4.4)
                       =========      =========     =========     =========    =========     =========      =========     =========

                                      Period to Period Change For     Period to Period Change For
                                        The Three Months Ended           The Nine Months Ended
                                      September 30, 1999 and 1998     September 30, 1999 and 1998
                                      ---------------------------     ---------------------------
                                               $             %              $                 %
Statement of Operations Revenues
Chemical Division                            (2,234)       (48.6)        (2,991)            (24.9)
LLRW Division                                  (614)       (14.4)        (1,645)             (9.8)

EBINT (1)
Chemical Division                              (224)        (8.5)           174              42.0
LLRW Division                                   869          1.6          1,911             103.9

Consolidated Net Income                         963         88.4          2,362             250.4

EBITDA (2)
Consolidated                                    710        211.9          1,560              99.4

1) EBINT represents income from operations before deducting interest and taxes.
2) EBITDA represents income from operations plus depreciation and amortization expense.

REVENUES

For the three and nine months ended September 30, 1999, the Company reported revenue of $6,007,000 or a 32.2% decrease, and $24,093,000, or a 16.1% decrease to the corresponding prior year period. The Company is reviewing and exploring new prospects for increased sales from all of the operating facilities. While the industry has yielded declines to the disposition of chemical and LLRW waste, the Company has maintained its market share. The decline in revenue is partly attributed to a loss of revenue at the Oak Ridge, Tennessee facility, as a result of complications with employees, federal and state investigations, and attempts to continue in the process and disposal of aged waste on site. It is believed that most of these issues are now under control and the federal and state investigations are being handled accordingly. There has also been a reduction in revenue from some of the Chemical division's operations. Texas Ecologists landfill has suffered declining revenues along with the transportation and Surecycle(R) operations, which were both sold in May 1999. At Richland, Washington, the Company operates a LLRW site, charging rates for disposal set by the Washington Utility and Transportation Commission (WUTC). Generally by the third quarter, the annual fees have been collected and then there is a prorated decline in recorded revenues for the balance of the year, so as not to exceed the annual allotment provided for by the WUTC.

The Chemical Division, for the three and nine months ended September 30, 1999, reported revenues of $2,359,000, a 48.6% decrease, and $9,015,000, a 24.7%
decrease to the corresponding prior year period. The LLRW division for the three and nine months ended September 30, 1999, reported revenues of $3,648,000, a 14.4% decrease, and $15,078,000, a 9.8% decrease, to the corresponding prior year period. As explained in the preceding paragraph, the Oak Ridge, Tennessee facility has undergone a series of events that have had a cumulative negative impact on operating performance. Federal investigators recently visited the Oak Ridge site to obtain samples of drummed materials and various company records. These samples were taken as part of an examination of the Oak Ridge facility's compliance with RCRA laws. The Chemical division sold assets consisting of the transportation division and a small brokerage service. This sale of these assets comprised approximately 13% and 22% of the Chemical division revenues for the periods ending September 30, 1999 and 1998 respectively. The sale resulted in a reduction of revenue during 1999 but a relief from the losses of $525,000 associated with these assets one year ago.

OPERATING COSTS

                                                            Period to Period Change         Period to Period Change
                                                           For the Three Months Ended       For the Nine Months Ended
                                                          September 30, 1999 and 1998     September 30, 1999 and 1998
                                                          ---------------------------     ---------------------------
                                                               $                %                $              %
Statement of Operations-Direct Operating Costs
Chemical Division                                            (4,001)           (70.0)          (2,330)         (28.1)
LLRW Division                                                (4,921)           (71.4)          (3,239)         (30.7)

Selling, General and Administrative Costs
Chemical Division                                            (2,080)           (70.0)          (1,270)         (26.7)
LLRW Division                                                (1,503)           (51.9)            (183)          (3.9)

Other Costs
Chemical Division                                               581              9.5             (345)          (8.7)
LLRW Division                                                   110             19.6             (110)         (20.8)

Operating costs and expenses have declined overall during 1999. The Company reported a decrease of $2,039,000 or a 36.4%, and a decrease of $4,886,000 or 27.8%, for the three and nine months ended September 30, 1999 and 1998 respectively. As a percentage of operating revenues, operating costs and expenses decreased from 64% to 61% for the three months ended September 30, 1999 and 1998, respectively, and 9% from the nine months ended September 30, 1998. Overall operating costs in both the Chemical and LLRW divisions have decreased from the same periods one-year ago. The Chemical Division sold the transportation division in May of 1999. Operating costs decreased $2,080,000 or 70% for the three months ended September 30, 1999 compared to 1998, and decreased $1,270,000 for the nine months ended September 30, 1999 compared to the same period of 1998. The LLRW division ceased operations of maintaining the land for the Butte, Nebraska LLRW landfill site location that has yet to be granted a license from the State of Nebraska. The Central Interstate Compact reimbursed the Company for operating costs that included monitoring, surveying, and other state required expenses in preparation for licensing. The loss of these revenues and expenses totaled the decrease of $4,921,000 or 71% and $3,239,000 or 31% for the three and nine months ended September 30, 1999 compared to the same periods in 1998. In addition, the Oak Ridge facility had a down turn in business as discussed earlier and this resulted in a decrease of approximately $410,000 for the nine months ended September 30, 1999.

The Company has made many efforts since 1995, to reduce non-performing assets, and trim unnecessary operating costs. These efforts have contributed to the increased operating performance through the third quarter of 1999, however future results can not be accurately forecasted and certain events could increase operating costs having an adverse effect on these operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $2,074,000 or 47.6%, and $2,173,000 or 16.4%, for the three and nine months ended September 30, 1999, respectively, as compared to the prior year periods. As a percentage of operating revenues selling, general and administrative expenses decreased to 38% from 49% for the three months ended September 30, 1999 and 1998, respectively, and remained constant at 4.6% for the nine months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 compared to September 30, 1998, legal expenses at the corporate level decreased from $3,677,000 to $2,773,000. The remainder of the reduced costs in this category are made up from lower spending at each of the area locations in both Chemical and LLRW divisions, including the reduction of spending at the closed Winona, Texas facility.

The Company has attempted to be very conservative in cost saving measures like travel expense, entertainment, seminars, other employee benefits, and related activities. Management believes that it has applied, and will continue to apply, the aggressive cost saving measures and implementation of the recovery plan it began in 1995.

OTHER COSTS, INCOME AND INVESTMENT INCOME

Other income includes income on the sale of investments, income from the sale of certain resources from land, timber, or gravel from property in Texas, and other accounting adjustments for prior period reserves. For the three months ended September 30, 1999, and 1998, other costs and income declined from $263,000 to $21,000, and for the nine months declined from $961,000 to $274,000.

Investment income is comprised principally of interest income earned on various investments: money market investments, commercial paper, sweep accounts, certificates of deposit, and capital gains and losses earned on the Company's stock portfolio classified as trading securities. For the nine months ended September 30, 1999, the Company reported investment income of $113,000 compared to $209,000 for the same period of 1998.

The decrease in income producing investments declined by approximately $1,000,000 for the nine months period ending September 30, 1999 from 1998, mainly due to a withdrawal taken from the Company's investment account. For the three months ended September 30, 1999 compared to the same period of 1998, the gain on sale of assets increased $3,000 but for the nine months ended of the same years the gain on sale of assets increased to $666,000 from $72,000. This change is related to the sale of the transportation and brokerage service sale that was completed in May 1999.

INCOME TAXES

For the three months ended September 30, 1999, the Company reported an effective income tax benefit rate of 18.7%, and a tax expense of 1.2% for the nine months. The Company is not recognizing any deferred tax benefits for net operating loss carry forwards from prior years due to the Company's full valuation allowance provided for these deferred taxes.

NEW ACCOUNTING PRONOUNCEMENTS

The International Accounting Standards Committee, IASC, revised IAS No. 1, Presentation of Financial Statements, and No. 14, Segment Reporting, effective for accounting periods beginning on or after July 1, 1998. Statement No. 14 applies only to publicly traded companies and requires that information be reported for segments of a business along product and service lines and geographically in addition to consolidated enterprise-wide information in the basic financial statements. The Company has reported in accordance with these standards, financial information as disclosed in Item 2., Management's Discussion and analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

The Company's business inherently involves risks of unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels (including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both). In the majority of situations where regulatory enforcement proceedings are commenced by governmental authorities the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates, or of laws or regulations to which its operations are subject, or result from different interpretations of applicable regulations.

The Company and its subsidiaries are also parties to various other matters or proceedings, including permit application and renewal proceedings in connection with the Company's established operations, closure and post-closure activities at certain of its sites, and other matters that could result in further proceedings or litigation.

Management has established reserves as deemed necessary for legal proceedings based on management's estimates of the outcome. It is reasonably possible that the Company's estimates for such matters will change or may prove inadequate. Due to the Company's financial condition, management is unable to conclude that an unfavorable outcome with respect to previously reported legal proceedings or those described below will not have a material adverse effect on the operations or financial condition of the Company.

Except as described below, there were no material developments with respect to previously reported legal proceedings.

MANCHAK V. OHM REMEDIATION SERVICES CORP., ET AL, U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA, CIVIL ACTION NO. 96-494. QUIRK & TRATOS (P. ANDERSON) LAS VEGAS, NEVADA

On September 24, 1999, Plaintiffs filed a Motion with the court requesting leave to file an amended complaint adding American Ecology Corporation as a defendant in the case, alleging direct infringement by American Ecology, and as the alter ego of US Ecology, Inc. The court has not heard that motion. The company will vigorously contest such an amendment.

MICHAEL WILLIAMS, ET AL V. GIBRALTAR CHEMICAL RESOURCES, INC., ET AL, DISTRICT COURT OF SMITH COUNTY, TEXAS, CIVIL ACTION NO. 93-2304-C. RAMEY & FLOCK
(R. MOORE) TYLER, TEXAS

The Williams case was dismissed with prejudice by the trial court May 12, 1997 because Plaintiffs failed to file affidavits identifying injuries and causes suffered as required by the Court's Case Management Order. Plaintiffs filed a motion requesting an appeal before the Texas Court of Appeals, which motion was granted. Subsequently, on June 30, 1999, the Twelfth Court of Appeals District, Tyler, Texas, reversed the trial courts ruling, reinstated the case, and remanded the case to the trial court for further proceedings. Discovery in the matter has not yet recommenced. Some settlement discussions of the matter have been pursued with Plaintiffs' attorneys in conjunction with settlement discussions in the Adams matter. No meaningful discussions, however, have taken place in connection therewith.

IN THE MATTER OF AMERICAN ECOLOGY RECYCLE CENTER, INC., RCRA DOCKET NO.:
RCRA-4-99-0020 BAKER, DONELSON, BEARMAN & CALDWELL (G. SHOCKLEY) NASHVILLE, TENNESSEE

On September 30, 1999, USEPA Region 4 issued an Administrative Complaint to AERC, which alleges violations of RCRA requirements, including (1) storage over one year of hazardous waste subject to land disposal restrictions, (2) failure to make hazardous waste determinations, and (3) storage of hazardous wastes without a permit. This civil administrative enforcement action seeks a civil penalty for $533,759.00. An answer to the complaint, which was received by the Company on October 4, 1999, was filed on November 2, 1999. The Company believes it has conducted its operations in compliance with the applicable regulations and intends to vigorously contest this action.

FEDERAL RCRA INVESTIGATION AT THE OAK RIDGE, TENNESSEE FACILITY
RITCHIE, FELS & DILLARD, P.C. (C. FELS) KNOXVILLE, TENNESSEE

On September 29, 1999, investigators associated with the FBI, EPA, and TVA, arrived at the Oak Ridge Facility to commence an investigation at the site in connection with a search warrant issued by the U.S. District Court, Eastern District of Tennessee (Knoxville). The Company is cooperating with the inquiry and providing requested information, and has no further information at this time.

ZURICH AMERICAN INSURANCE COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW YORK, COUNTY OF NEW YORK; CASE NO. 604662/99 LATHAM & WATKINS (L. Levine) Chicago, Illinois

In this action filed October 12, 1999, Plaintiff Zurich American Insurance Co. ("Zurich") seeks declaratory and other relief against National Union Fire Insurance Company of Pittsburgh ("National Union"), AEC and subsidiaries AEESC, AESC and AEMC ("AEC Defendants") and Doe Insurers 1-50 ("Doe Defendants") with respect to Zurich's defense coverage in the Virgie Adams action under its claims made policy PLC 6820850. National Union is named as a defendant in this action because it allegedly provided insurance coverage to Gibraltar Chemical Resources (predecessor to AEESC) during the coverage period in question. Doe Insurers 1-50 are included in the action to preserve any claims Zurich may have against other insurers, yet unknown, who may have provided coverage during the same time. Among other relief, Zurich seeks a declaratory ruling from the court that National Union and the Doe Defendants have a duty to participate in the Company's defense in the Adams suit. In addition, Zurich seeks reimbursement, contribution and/or allocation of litigation fees and costs from the AEC Defendants, National Union and the Doe Defendants for alleged defense costs more than $300,000 as of the date of the Complaint. Zurich also seeks a declaratory ruling from the court stating that prospectively, Zurich has no duty to defend or indemnify the AEC Defendants in the Adams suit. Finally, Zurich asserts a claim for indemnity against all defendants as to costs, and includes a claim for unspecified damages as well as costs of suit. The Company intends to vigorously defend this action.

ITEM 2.      CHANGES IN SECURITIES.

                                                None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

                                                None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                                None

ITEM 5.      OTHER INFORMATION.

                                                None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibit                                                                          Incorporated by Reference from
    No.                                 Description                                        Registrant's
  -------                               -----------                                ------------------------------
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

   10.46    Rights Offering and Prospectus with American Ecology Corporation and   Form S-3 dated 9-9-97
            ChaseMellon Shareholder Services as Rights Agent.

   10.48    Amended and Restated 1992 outside Directors Stock Option Plan          Form S-8 dated 12-30-98

    21      List of Subsidiaries                                                   1994 Form 10-K

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



                                             AMERICAN ECOLOGY CORPORATION
                                                     (REGISTRANT)


Date:  November 12, 1999                     By: /s/ Jack K. Lemley
                                                --------------------------------
                                                Jack K. Lemley
                                                Chief Executive Officer


Date:  November 12, 1999
                                             By: /s/ R. S. Thorn
                                                --------------------------------
                                                R. S. Thorn
                                                Vice President of Administration
                                                Chief Accounting Officer

                               INDEX TO EXHIBITS


  Exhibit                                                                          Incorporated by Reference from
    No.                                 Description                                        Registrant's
  -------                               -----------                                ------------------------------
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

   10.46    Rights Offering and Prospectus with American Ecology Corporation and   Form S-3 dated 9-9-97
            ChaseMellon Shareholder Services as Rights Agent.

   10.48    Amended and Restated 1992 outside Directors Stock Option Plan          Form S-8 dated 12-30-98

    21      List of Subsidiaries                                                   1994 Form 10-K

    27      Financial Data Schedule