Form 10-K
period 1999-12-31
AMERICAN ECOLOGY CORP
filed 2000-03-30
CIK 742126

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NUMBER 0-11688

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 27, 2000, Registrant had outstanding 13,704,050 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $20,546,092 based on the closing price of $2.56 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 1999
Annual Meeting of Stockholders.                                         Part III

                             TABLE OF CONTENTS

                                  PART I
    Item    1.   Business................................................................................          3
    Item    2.   Properties..............................................................................         10
    Item    3.   Legal Proceedings.......................................................................         11
    Item    4.   Submission of Matters to a Vote of Security Holders.....................................         13
                                  PART II
    Item    5.   Market of Registrants Common Equity and Related Stockholders Matters....................         14
    Item    6.   Selected Financial Data.................................................................         15
    Item    7.   Management's Discussion and Analysis....................................................         16
    Item    8.   Financial Statements and Supplementary Data.............................................         26
    Item    9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure....................................................................         45
                                 PART III
                 Items 10, 11, 12 and 13 are incorporated by reference with the definitive
                 proxy statement ........................................................................         46
                                  PART IV
    Item   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................         48

                                     PART I

ITEM 1. BUSINESS

American Ecology Corporation, through its subsidiaries (collectively "the Company" or "AEC") provides radioactive and hazardous materials management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, and petro-chemical facilities. Headquartered in Boise, Idaho, the Company is the one of the nation's oldest radioactive and hazardous chemical waste companies. The Company and its predecessor companies have been in business for 48 years and was incorporated in 1952. The Company currently operates in multiple states and employs approximately 230 persons.

The Company operates through its wholly owned subsidiaries. The Company's principal subsidiaries are: US Ecology, Inc., a California corporation ("US Ecology"), Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"); American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"), American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"), Nuclear Equipment Services Center, Inc., a Delaware corporation ("NESC"), and American Liability and Excess Insurance Company, a Vermont corporation ("ALEX").

The Company was originally incorporated in California in October 1983. In May 1987, the Company was reincorporated as a Delaware corporation by merger into a newly formed wholly owned subsidiary incorporated in Delaware for that purpose.

AEC operates two market-focused business segments. These are the Chemical Services and the Low- Level Radioactive Waste ("LLRW") Services segments. In 1999, 34% of the Company's revenues were derived from Chemical Services and 66% from LLRW Services.

Chemical Services provides hazardous and non-hazardous waste treatment, storage, transportation, disposal, and brokerage services. Principal Chemical Services customers are in the chemical, petroleum, pharmaceutical, manufacturing, electronics and transportation industries. Hazardous waste consists primarily of industrial waste regulated under the Resource Conservation and Recovery Act of 1976 ("RCRA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), as amended. Polychlorinated biphenyls ("PCBs") are regulated under the Toxic Substance Control Act of 1976 ("TSCA").

The LLRW Services offers disposal, recycling, waste compaction/volume reduction, decontamination, brokerage and other services for managing low-level radioactive waste ("LLRW") and Naturally Occurring Radioactive Material ("NORM"). LLRW and NORM consist primarily of solid material containing radioactive contamination, generally decaying to safe levels within several years to approximately 500 years. Examples include contaminated equipment, discarded glassware, tools, gloves and protective clothing, and hospital and laboratory waste. LLRW Services customers include electric utilities, pharmaceutical companies and other commercial businesses, universities and hospitals. The LLRW Services also provides motor decontamination and rebuilding services to electric utilities through NESC.

The following table identifies sites currently operated by each segment of the
Company:

SUBSIDIARY            LOCATION               SERVICE
                      CHEMICAL SERVICES
                      -----------------

Texas Ecologists      Robstown, Texas        Hazardous Waste Treatment and Disposal Site
Texas Ecologists      Robstown, Texas        Municipal Solid Waste Disposal Site
US Ecology            Beatty, Nevada         Hazardous Waste and PCB Treatment and Disposal Site

                      LLRW SERVICES
                      -------------

US Ecology            Richland, Washington   LLRW and Norm Disposal Site
AERC                  Oakridge, Tennessee    LLRW Processing Site


CHEMICAL AND HAZARDOUS WASTE SERVICES

Robstown, Texas Facility. The Company owns 440 acres of land near Robstown, Texas about 15 miles west of Corpus Christi, and operates a hazardous waste disposal site on 240 acres. In December 1999, the Company permitted a municipal waste disposal facility on 160 acres and has 40 acres for future expansion. The municipal waste disposal facility is named El Centro, for its central location in the Gulf Coast area. The site is operated under regulations and permits issued by the Texas Natural Resource Conservation Commission ("TNRCC"). The site is also subject to EPA regulations.

Prior to 1999 the Company applied for a permit modification from the TNRCC to vertically stack waste on existing permitted cells. The Company received this permit modification in February 2000 and will continue to invest in the proper construction of vertical expansion into early 2000. Texas Ecologists also operates a permitted deep injection well to dispose of contaminated groundwater and leachate in compliance with ground water remediation requirements.

In May of 1999, the Company sold its Houston-based hazardous and non hazardous waste transportation service provider (formerly WPI) and Surecycle(R) (a business division that operated a containerized hazardous waste collection service in the Gulf coast market) to Clean Harbors Environmental Services, Inc. The sale of the two operations and related facilities produced working capital of $1,900,000 and a gain on the sale over remaining book value of $843,000 before sales commissions.

Beatty, Nevada Facility. US Ecology leases approximately 80 acres from the State of Nevada pursuant to a 1977 20 year lease, with a ten-year renewal option that was exercised in 1997. The site is located approximately 100 miles northwest of Las Vegas, Nevada and 8 miles northeast of Death Valley near the California border. The hazardous waste site was opened in 1970 and operates under authority of the Nevada Department of Conservation and Natural Resources and the Environmental Protection Agency ("EPA"). An application for renewal of the EPA PCB disposal permit, which expires in January 2001, will be submitted in 2000.

In 1999, US Ecology was successful in obtaining a permit for vertical expansion from the State of Nevada, similar to that of Texas Ecologists. This permit will allow for vertical stacking of waste on existing permitted cells.

LOW-LEVEL RADIOACTIVE WASTE SERVICES

Richland, Washington Facility. This US Ecology facility is located on 100 acres of the Department of Energy's Hanford Reservation ("Hanford") approximately 35 miles north of Richland, Washington. The State of Washington leases the land from the federal government and the Company subleases the land from the State. The lease between the State and the Federal government terminates in 2061. The Company intends to seek renewal of its sublease with the State, which expires in 2005. Under the terms of the sublease the facility is to be used for LLRW burial and related activities.

The facility is licensed by the Washington Department of Health and operates under the regulations of the Washington Utilities and Transportation Commission
(WUTC) which has regulated the disposal rates charges at the Richland facility since 1993. The disposal rates are set by the WUTC at an amount sufficient to cover the costs of operations and provide the Company with a reasonable profit margin. The State of Washington charges fees for burial, site surveillance, local economic development, rate regulation and site use from generators using the Richland facility. Revenues are also collected from generators to fund a dedicated trust account for long term care and maintenance of the Richland site after it closes.

The Richland facility is also permitted to accept naturally occurring and accelerator produced radioactive materials (NARM) waste and exempt quantity radioactive waste from throughout the nation.

Oak Ridge, Tennessee Facility. This facility is used for commercial processing and volume reduction of LLRW. The facility is situated on 16 acres of Company owned property. The Company acquired the Recycle Center from Quadrex Corp. in September 1994. The facility provides services primarily to the commercial nuclear power industry.

     LLRW Brokerage Services. The Company packages and transports small quantities of LLRW from laboratories, hospitals, universities and other facilities for processing and disposal. The waste is either shipped by the Company or is shipped by common carriers under subcontract. The Company supplies many of these customers with equipment and material for the packaging, labeling, and transportation of the LLRW material.

     Metal Waste Decontamination. Radioactive contaminated metals exist primarily in the form of large components such as pumps, valves, fuel racks, and larger items such as condensers, heat exchangers and other large components. The Recycle Center can decontaminate these metals through various techniques.

     Dry Active Waste ("DAW") Processing. DAW processing services include volume reduction and free release programs. This waste is primarily in the form of plastics, clothing, and paper products. The Recycle Center uses its super-compactor to reduce the volume of this waste before it is shipped for disposal. The Recycle Center also sorts and segregates waste prior to super-compaction.

     Remedial Services. The Field Services Division of the Recycle Center offers a range of services including site characterization, verification, on-site volume reduction, license termination, decontamination and decommissioning. The Recycle Center's staff has been involved in conducting radiological decontamination projects for over 20 years.

     Scaffolding and Lead Management Services. Management eliminated this service during 1999 as an under performing asset.

Nuclear Equipment Service Center (NESC) (NESC provides refurbishment and repair services for high value nuclear power plant electric motors and other high value equipment. These services include decontamination, disassembly, modifications, reassembly and testing to meet stringent client requirements for safety and reliability. Additionally, the Company provides field services to nuclear power plants for removal, inspection, maintenance and reinstallation of high value equipment.

Proposed Ward Valley, CA and Butte, NE Facilities. The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility, for the Southwestern Compact ("Ward Valley facility"), and been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

The State of California, where the Ward Valley Site is located, has not obtained the project property from the U.S. Department of the Interior. For the Company to realize its investment, the US Government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the U.S. Government, the State of California or both. The Company has taken steps to protect its investment in Ward Valley and will continue to do so.

In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the Court of Federal Claims, seeking monetary damages in excess of $73 million. The court dismissed this case on March 27, 2000. The Company intends to appeal. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transfer to

California. The trial court rendered an adverse judgment in the mandamus action on March 31, 1999, which the Company has appealed.

The Company expects all costs that it has incurred for this facility, and project interest costs, to be included in the rate-base. However, there can be no assurance that California will complete the land transfer, that all of these costs will be approved by the DHS, or that the facility will be constructed. To further protect its investment in Ward Valley and to help ensure the State of California meets its obligations, the Company filed a claim with the California State Board of Control on February 25, 2000.

The Company has incurred reimbursable costs and received revenues for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). Major generators of waste within the CIC's five-state region have provided over 90% of the funding to develop the Butte facility. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to pursue a Petition for a Contested Case challenging the State's denial. US Ecology filed its Petition pursuant to Nebraska law on January 15, 1999.

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998 seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff to protect the Company's interest and is seeking relief. The contested case is stayed by a preliminary injunction issued by the presiding federal judge. The Company believes the case will go to trial in 2001. In the meantime, the major generators have only been willing to fund the minimum amounts necessary to maintain the project. Consequently, the Company's revenue from this project has declined substantially since April 1999.

The timing and outcome of the above matters are unknown. The Company continues to pursue the conveyance of the land from the federal government to California as well as its remedies in federal court to cure alleged defects in the State of Nebraska's licensing process for the Butte, Nebraska facility. The Company believes that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, it may have an adverse effect on its financial position. See Item 3. Legal Proceedings.

BACKGROUND

During the 1990s, the environmental services and hazardous waste industries underwent significant changes that fundamentally altered the economics and structure of the business. In the 1970s and 1980s, new environmental laws and regulations were introduced and aggressively enforced by federal and state agencies. Regulatory compliance at existing waste generation facilities and clean up of former disposal areas under federal Superfund law were the primary market drivers. By the early 1990s, many generators of hazardous waste had realized that improved waste management practices offered significant economic and risk management benefits. To protect assets, reduce liabilities, and reduce increased waste handling costs, many generators instituted industrial process changes and other methods to minimize waste production.

The volume of waste shipped for disposal from Superfund and other clean-up sites also diminished as the worst sites were addressed and on-site remedies were increasingly approved. Improved waste management by generators coupled with a maturing federal Superfund program has resulted in a major industry consolidation. Management believes that the hazardous waste management business is continuing to mature and consolidate, but that opportunities to grow AEC's business exist.

Previous management did not fully understand and respond to this fundamental change in the industry. This was exacerbated by several poorly executed acquisitions that caused large operational losses in 1995 and 1996. Management believes it is now well positioned to take advantage of the current market environment (See "Strategy" in Item 7. Management Discussion and Analysis).

The commercial LLRW business is also experiencing market changes, including increased disposal prices, due to delays in implementing the LLRW Policy Act of 1980 ("Policy Act") and interstate disposal Compacts envisioned by that law. Since the Policy Act's passage, no new full-service LLRW disposal site has been established and prices have risen substantially. AEC's Richland, Washington disposal facility, which accepts LLRW from eleven western states, is the nation's only operating Compact disposal facility. Beginning in 1993 when Compact waste import restrictions took effect, the Company lost substantial market share for disposal services at its Richland, Washington facility.

In addition to significantly altering the disposal marketplace, Policy Act delays have created significant opportunities for economical LLRW volume reduction services. AEC's purchase of the Oak Ridge Recycle Center in 1994 and expansion of the Company's brokerage business were undertaken to participate in this expanding volume reduction market.

PERMITS, LICENSES, REGULATORY APPROVALS AND PUBLIC POLICY

The hazardous waste management industry is subject to extensive and evolving environmental laws and regulations, largely administered by the Environmental Protection Agency ("EPA"). State regulatory authorities also exercise regulatory oversight in the states in which the Company does business. These laws contribute to demand for Company services. They also represent significant obstacles for new market entrants.

RCRA provides a comprehensive framework for regulating hazardous waste handling, transportation, treatment, storage and disposal. Listed chemical compounds and residues derived from listed industrial processes are subject to RCRA standards unless they are delisted through a formal rulemaking process. RCRA liability may be imposed for improper waste management or for failure to take corrective action to address releases of hazardous wastes.

CERCLA and subsequent amendments (collectively the "Superfund") impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities, and on parties who arranged for the transportation of hazardous substances to such facilities. Liability under Superfund may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites used or operated by the Company. Because customers of the Company face the same liabilities, Superfund creates incentives for potential customers to minimize the number of commercial disposal sites utilized and to manage their own wastes when feasible. To the extent waste can be recycled or beneficially reused, regulatory controls diminish.

TSCA establishes a comprehensive regulatory program for PCBs. Other federal, state, and local environmental, health and safety requirements may also be applicable to the Company's business. The Company has adopted practices to minimize its risk through employee training, operational controls and careful management of its relationships with contractors.

The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 give the Nuclear Regulatory Commission ("NRC") regulatory authority for the receipt, possession, use and transfer of radioactive materials. The NRC has adopted regulations for licensing commercial LLRW treatment and disposal sites. The U.S. Department of Transportation regulates transport of radioactive materials. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for radioactive materials. The States, rather than the NRC regulate NORM.

The process of applying for and obtaining licenses and permits to operate a radioactive or hazardous waste facility is lengthy and complex. Management believes it has significant knowledge and expertise regarding environmental laws, regulations and related public policy. The Company believes it possesses all applicable permits, licenses, and regulatory approvals necessary to operate its facilities and maintains the special expertise needed to secure additional approvals to build its business.

INSURANCE AND RISK MANAGEMENT

While the Company believes it operates professionally and prudently, the environmental business exposes the Company to risks, including potential releases of harmful substances that may cause damage or injury. Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for such environmental claims, the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear occurrences. For the latter, the Company has purchased nuclear liability insurance covering the operations of its facilities, suppliers and transporters. The Company has also purchased primary property, casualty and excess liability policies through traditional third party insurance.

In September 1998, the Company elected to discontinue providing financial assurance for its closure and post-closure responsibilities through its wholly owned subsidiary, American Liability and Excess Insurance Company ("ALEX"). The Company was able to secure economically more advantageous and favorable terms from traditional insurance sources for its facilities and operations, subject to site-specific deductibles for which the Company maintains a cash reserve. Coverage has been written on a five-year pre-paid policy. ALEX is currently an inactive captive insurance company and maintains an investment portfolio that may be used for insurance deductibles, in the event management decides to reactivate it.

CLOSED FACILITIES

The Company has made substantial progress in recent years to resolve legal disputes and fulfill its obligations to properly close and maintain formerly operating facilities. While work remains, the Company believes this progress has significantly reduced its environmental liability exposure.

Beatty, Nevada LLRW Site. The Beatty site, operated by the Company from 1962 to 1993, was the nation's first commercial facility licensed to dispose of LLRW. In 1997 it became the first and only commercial LLRW disposal facility to successfully complete closure and site stabilization activities and transfer its license to the State for institutional control. Since that time, Nevada has performed long-term maintenance and surveillance using a State-controlled fund contributed during facility operations. The Company has a contract with the State to perform long-term maintenance.

Sheffield, Illinois LLRW and Hazardous Waste Site. The Company previously operated two hazardous waste disposal facilities and a 20-acre, state-owned LLRW disposal site. One hazardous waste site was opened in 1974 and ceased accepting waste in 1983. The second site occupied less than five acres, and accepted hazardous waste from 1968 through 1974. The LLRW site operated from 1968 to 1978. During 1999, the Company renegotiated its corrective measures implementation plan agreement for groundwater remedial design monitoring and extraction programs, which allowed the Company's financial assurance requirement to be reduced from a $2.5 million to $1.5 million.

The LLRW disposal facility is maintained under a 1988 Settlement Agreement with the state. The Company anticipates that its remaining financial requirements and related obligations will be resolved during 2000 and that the LLRW license will then be transferred to the State.

Winona, Texas, Hazardous Waste Facility. From 1980 to 1994 Gibraltor Chemical Resources operated the facility. In 1994, American Ecology Corporation purchased the Winona facility. The facility provided solvent recovery, deep well injection and waste brokerage services at an 8 acre permitted site. The Company owns an additional 597 acres contiguous to the permitted site. In March 1997, the Company announced closure of the facility. The Company has complied with all of the requirements of the Agreed Order signed with the TNRCC for closure of the facility. A Closure Certification Report was submitted in November 1999, and comments from the Texas Natural Resource Conservation Commission are pending. The Order required financial assurances in the amount of $1,318,478. The Company is also in compliance with this requirement.

CUSTOMERS

In 1999, no single customer accounted for 10% or more of the company's consolidated revenues. In 1998 and 1997, consolidated revenues from a cost reimbursement contract with the Central Interstate LLRW Commission were approximately $6,808,000 or 18% and $7,579,000 or 18%, respectively. No other single customer accounted for 10% or more of consolidated revenues in 1998 or 1997. Central Interstate Compact revenues have been reduced to a minimum project maintenance level approved by the Compact Commission pending the outcome of litigation. Due to the relatively small margins involved, this had a minimal effect on the Company's profitability.

MARKETS

Chemical Services

The hazardous waste treatment and disposal business is highly competitive and sensitive to transportation costs. The Company's Texas facility is geographically well positioned to serve petro-chemical companies and other industries concentrated along the Gulf coast. The Beatty, Nevada facility primarily competes for business in the California and Nevada markets. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Nevada facility also competes successfully for wastes shipped from more distant locations. The Nevada facility also competes over a broader geographic area for PCB waste due to a limited number of TSCA facilities nationwide.

Waste stabilization and other treatment technologies are employed at both Nevada and Texas facilities to meet federal land disposal restrictions. This allows the sites to manage a significantly broader spectrum of wastes than if treatment was not offered. The Company's new El Centro municipal waste landfill, located adjacent to the Texas facility, will compete in a local south Texas market in the vicinity of Corpus Christi. Future landfill capacity shortfalls are projected in this market area. Management believes the El Centro landfill will receive sufficient market share to sustain profitable operations.

LLRW Services

The Richland, Washington disposal facility exclusively serves LLRW producers in the eight state Northwest Compact region. As a monopoly service provider, Washington State approves the facility's rates. The Richland site accepts naturally occurring and accelerator produced wastes (NORM / NARM) from customers across the country and, in limited cases, internationally. Richland is most competitive for NORM /NARM shipments requiring special packaging or protective shielding.

 The Oak Ridge LLRW volume reduction facility, motor rebuilding center, field services business and brokerage group compete primarily for business in the eastern United States. Through cross-selling and expanded marketing, the Company intends to compete nationally.

COMPETITION

The Company competes with both large and small companies in each of the markets or segments in which it operates. The radioactive, hazardous and non-hazardous waste management industry is highly competitive. This applies to both current and planned business lines. The Company believes that its principal hazardous and non-hazardous waste business competitors are Waste Management, Waste Masters, Safety-Kleen, Envirosafe, Allied Waste, and municipal landfills. Its principal radioactive waste business competitors are Envirocare of Utah and Chem-Nuclear Systems, Inc. for disposal and GTS Duratek, Chem-Nuclear, ATG, and Permafix for waste processing.

The Company believes that the principal competitive factors applicable to all areas of its business are:

o    Price

o    Breadth of services offered and environmental licenses and permits held

o    Customer service reputation

o    Dependability, technical proficiency and environmental integrity

o    Operational experience

o    Quality of working relations with federal and state regulators and

o    Proximity to customers

Management believes that the Company is, and will continue to be, competitive based on these factors. The Company further believes that it possesses a number of competitive advantages which distinguish it from its competitors including its broad range of services and capabilities, the extensive portfolio of licenses and permits it holds, operational cost-efficiencies, and established relationships with its customers, federal and state regulators, and neighboring communities. The Company also believes its reputation as a provider of environmentally sound solutions contributes to its competitive advantage.

PERSONNEL

As of March 13, 2000, the Company had 232 employees, of which 64 were members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO-CLC ("PACE").

In March 1998, the Company ended discussions on a new labor agreement and implemented its final offer. PACE subsequently charged the Company with unfair labor practices. The National Labor Relations Board ("NLRB") hearing officer ruled against the Company, which has appealed to the full NLRB. The matter is pending. In the event the Company is unsuccessful in its appeal, it may be required to retroactively apply the prior labor agreement and bargain with PACE.

ITEM 2. PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition and suitable for the Company's current and projected needs. Company headquarters are located in Boise, Idaho in leased office space. AEC also leases sales and administrative offices in Washington, Illinois, Nevada, Texas, and Kentucky. The following table sets forth certain information regarding the principal operating, treatment, processing and disposal facilities owned or leased by the Company.

LOCATION                FUNCTION                              ACREAGE        OWN/LEASE      UTILIZATION
--------                --------                              -------        ---------      -----------

Boise, Idaho            Corporate Office                      3,000 sq. ft.       Lease           100%

CHEMICAL SERVICES

Beatty, Nevada          Hazardous Waste Disposal Facility        80 acre(s)       Lease           100%

Sheffield, Illinois     Closed Facility                         204 acre(s)        Own            100%

Robstown, Texas         Waste Disposal Facility                 400 acre(s)        Own            100%

Robstown, Texas         Possible Expansion Area                  40 acre(s)        Own            100%

Winona, Texas           Closed Facility                         620 acre(s)        Own*            10%

LLRW SERVICES

Oak Ridge, Tennessee    LLRW Processing Facility                 16 acre(s)        Own            100%

Sheffield, Illinois     Closed Facility                         170 acre(s)        Own            100%

Richland, Washington    LLRW Disposal Facility                  100 acre(s)       Lease           100%

* Property is subject to a security interest agreement.

The principal properties of the Company make up less than 10% of the total assets. The assets that are utilized are sufficient and suitable to the Company's needs.

ITEM 3. LEGAL PROCEEDINGS

The Company's business inherently involves the potential risk of unintended release of hazardous materials. In the ordinary course of conducting business, the Company also becomes involved in routine judicial and administrative proceedings incidental to its business. These proceedings may involve federal, state and local governmental authorities, groups or individuals in connection with facility permitting actions, alleged permit violations, or claims for damages suffered from alleged exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property, environmental and personal injury claims asserted as a result of its operations (See Item 1. Insurance). Management periodically reviews and establishes reserves for legal and administrative matters, or fees expected to be incurred in connection with such matters. At this time, management believes that resolution of pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company and its subsidiaries are also parties to various other matters or proceedings, including permit application and renewal proceedings in connection with its operations, closure and post-closure activities, and other circumstances that could result in further proceedings or litigation.


GENERAL LITIGATION

In August 1999, a previously reported case, TANGEE E. DANIELS, ET AL V. ATRIUM DOORS AND WINDOWS, INC., ET AL, DISTRICT COURT OF DALLAS COUNTY, TEXAS, CIVIL ACTION NO. 95-091459-L., was settled. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.


ERIN L. DALTON V. BROWN DISTRIBUTING CO. ET AL., DEFENDANTS/THIRD-PARTY PLAINTIFFS V SAM TARLTON, JR. AND AMERICAN ECOLOGY SERVICES CORPORATION D/B/A AMERICAN ECOLOGY TRANS., INC. THIRD PARTY DEFENDANTS, CASE NO. 99-06725, 250TH JUDICIAL DISTRICT COURT, TRAVIS COUNTY, TEXAS

On July 12, 1999, Defendants in the underlying case, Brown Distributing, filed a Third-Party Complaint against a former subsidiary of the Company and the subsidiary's truck driver, Tarlton Sam, Jr., individually, in connection with a vehicular accident in which Brown Distributing's vehicle collided with Plaintiff's vehicle. The Third-Party Complaint is based on allegations of negligence, contribution, and common law indemnity relating to allegations that the subsidiary's driver had parked his vehicle partially on the roadway and contributed to the accident caused by the Brown Distributing driver. The Third Party Plaintiff seeks contribution and indemnity from the Company in the event of a finding of liability against Third Party Plaintiff in the underlying case. In January 2000, the Company received a settlement demand. Limited discovery has taken place at this time. The Company does not believe it was negligent and is vigorously defending the case.

ZURICH AMERICAN INSURANCE COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW YORK, COUNTY OF NEW YORK; CASE NO. 604662/99

In an action filed October 12, 1999, Plaintiff Zurich American Insurance Co. ("Zurich"), seeks declaratory and other relief against National Union Fire Insurance Company of Pittsburgh ("National Union"), AEC and named subsidiaries ("AEC Defendants") and Doe Insurers 1-50 ("Doe Defendants") with respect to Zurich's defense coverage in the Virgie Adams action, which was disclosed in a prior filing. National Union is named as a defendant because it allegedly provided insurance coverage to Gibraltar Chemical Resources (predecessor to an AEC subsidiary) during the coverage period in question. Doe Insurers 1-50 are included in the action to preserve any claims Zurich may have against other insurers, yet unknown, who may have provided coverage during the same time. Among other relief, Zurich seeks a declaratory ruling from the court that National Union and the Doe Defendants have a duty to participate in the Company's defense in the Adams suit. In addition, Zurich seeks reimbursement, contribution and/or allocation of litigation fees and costs from the AEC Defendants, National Union and the Doe Defendants for alleged defense costs of the Complaint. Zurich also seeks a declaratory ruling from the court stating that prospectively Zurich has no duty to defend or indemnify the AEC Defendants in the Adams suit. Finally, Zurich asserts a claim for indemnity against all defendants as to costs, and includes a claim for unspecified damages as well as costs of suit. The Company filed an answer to the Complaint on December 15, 1999, including various counter claims against Zurich and cross claims against National Union and the Doe Defendants. On December 10, 1999, Zurich filed an amended Complaint adding General Motors as a defendant, seeking declaratory and injunctive relief regarding Zurich's duty to defend and/or indemnify the Company and/or General Motors in the General Motors case discussed below. An amended answer to the amended Complaint was filed in February 2000. The Company intends to vigorously defend this action.

GENERAL MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET AL., CASE NO. 3-99CV2626-L, U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.

The Complaint names the Company and certain named subsidiaries, as well as the former owner of the Winona Facility and its associated business entities, all of which are defendants in the Virgie Adams case.. General Motors seeks contribution and indemnity, including reimbursement of defense costs and attorneys' fees, incurred by GM in the Adams case and this case. The underlying claims are based on the terms and conditions of a waste disposal contract between GM and the Winona Facility dating to 1989 and continuing through the time the facility closed in 1997. The allegations in the Complaint are based on breach of contract, contribution, and common law indemnity grounds. Included within the indemnity claims is a claim for a settlement payment by GM plus court costs. The Company does not believe it breached the contract or was negligent, and intends to vigorously defend the case.

ENVIRONMENTAL MATTERS

The EPA has requested information regarding waste the Company may have shipped to a former LLRW storage facility near Denver, Colorado, which is now a Superfund site. The EPA has subsequently informed the Company it may be liable for approximately $29,000 for clean-up costs as a potentially responsible party. The Company does not believe these amounts are material.


IN THE MATTER OF AMERICAN ECOLOGY RECYCLE CENTER, INC., RCRA DOCKET NO.:
RCRA-4-99-0020

On September 30, 1999, USEPA Region 4 issued an Administrative Complaint to AERC alleging violations of RCRA requirements including storage over one year of hazardous waste subject to land disposal restrictions, failure to make hazardous waste determinations, and storage of hazardous wastes without a permit. This civil administrative enforcement action seeks a $533,759 civil penalty. An answer to the complaint, received on October 4, 1999, was filed by the Company on November 2, 1999. The Company believes it has conducted its operations in compliance with the applicable regulations, has fully reserved on the books for any potential penalty, and intends to vigorously contest this action.


FEDERAL RCRA INVESTIGATION AT THE OAK RIDGE, TENNESSEE FACILITY

On September 29, 1999, investigators associated with the Federal Bureau of Investigation, EPA, and Tennessee Valley Authority arrived at the Oak Ridge Facility to investigate the site in connection with a search warrant issued by the U.S. District Court, Eastern District of Tennessee. The Company fully cooperated with the investigators and provided requested information. Since the initial visit, the Company has not been asked to provide additional information and has no information regarding outcome at this time. The Company currently is conducting an internal investigation as a precautionary measure, believes it has conducted its operations in compliance with the applicable statutes and regulations, and intends to vigorously contest any allegations arising from the investigation.

OTHER MATERIAL LITIGATION

One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States in which one or more outcomes may have a potentially significant favorable future impact on the Company. In the first case, US Ecology is suing to recover approximately $73.1 million for development costs, as well as lost profits and lost opportunity costs related to development of the Southwestern LLRW Compact disposal facility in Ward Valley,

California. The court dismissed this case on March 27, 2000. The Company intends to appeal. In the second case, US Ecology is seeking an order (writ of mandamus) from a federal court to compel completion of the federal land transfer required for construction of the state-licensed facility to proceed. The trial court rendered an adverse judgment in this case on March 31, 1999, which the Company has appealed. In a further effort to protect its investment in the Ward Valley project, the Company filed a claim against California with the State Board of Control in February 2000.

The Company has intervened in a lawsuit against the state of Nebraska seeking recovery of damages regarding its $6.5 million investment and future lost profits related to development of the proposed Central Interstate Compact LLRW disposal facility near Butte, Nebraska. The court has ruled on several preliminary matters that are now under appeal by the State of Nebraska. The court has not yet ruled on whether the Company may be awarded money damages. The case is expected to go to trial in 2001. See Item 1. Low-level Radioactive
Waste Services, "Proposed Ward Valley, CA and Butte, NE facilities."

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999 the Internal Revenue Service ("IRS") proposed to deny this claim. On November 29, 1999 the Company protested this denial which is currently pending with the IRS. The Company believes that this claim was improperly denied and intends to continue its efforts to receive the refund claim. In the event the Company is not successful, it will be required to pay its prior bank 75% of $736,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS

American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 23, 2000, there were approximately 7,000 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:

                      1999                1998        Dividends Per Share
                      ----                ----        -------------------

PERIOD           High      Low       High      Low      1999       1998
                -------   ------     -----    -----     ----       ----

1st Quarter     3 1/4     1 7/32     2        1         $ --       $ --
2nd Quarter     3 1/8     1 3/4      1 7/8    1           --         --
3rd Quarter     2 13/16   1 3/4      1 3/4    1 5/16      --         --
4th Quarter     2 1/4     2 9/32     1 1/2      3/4       --         --


The Company's bank credit facility prohibited cash dividends on any of the Company's outstanding stock until the fourth quarter of 1998, when the Company settled its debt with the bank. In the first quarter of 1999, the Company borrowed approximately $1.3 million. The terms of the $1.3 million note payable from shareholders prohibit the payment of any cash dividends until the note is retired.

ITEM 6. SELECTED FINANCIAL DATA


                          AMERICAN ECOLOGY CORPORATION

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                           1999          1998          1997          1996          1995
-----------------------                                            ----          ----          ----          ----          ----

Revenues                                                         $  34,352     $  38,960     $  41,522     $  49,972     $  67,895
     % Increase (decrease) in revenues from prior year               (11.8)%        (6.2)%       (16.9)%       (26.4)%        (5.6)%

Net income (loss) (1)                                            $   4,409     $     762     $    (676)    $ (11,407)    $ (48,903)
Basic earnings per share (2)                                     $     .30     $     .03     $    (.17)    $   (1.47)    $   (6.12)

Shares used to compute income (loss) per share (000's)              13,585        12,772         8,163         7,907         7,826

Working capital (deficit)                                        $  (2,309)    $  (7,567)    $ (16,930)    $ (16,693)    $ (16,115)

Total assets                                                     $  58,459     $  61,800     $  98,431     $  99,027     $ 114,125

Long-term debt, net of current portion                           $   3,569     $   2,223     $  39,872     $  36,202     $  28,357

Shareholders' equity                                             $  21,582     $  17,460     $  13,380     $  13,604     $  22,024

Long-term debt to total capitalization as a percentage                14.2%         11.3%         74.9%         72.7%         56.3%

Current ratio (current assets divided by current liabilities)
                                                                     0.9:1         0.7:1         0.4:1         0.4:1         0.6:1

Return on average equity                                              22.6%          4.9%         (5.0)%       (64.0)%      (109.8)%

Dividends declared per common share                              $      --     $      --     $      --     $      --     $    .025
Capital spending, including capital expenditures and site
     development costs                                           $   3,740     $   2,128     $   3,442     $   5,659     $   8,445
Depletion, depreciation and amortization expense                 $   2,054     $   3,152     $   3,106     $   5,383     $   7,319


(1) 1996 expenses include $7,451 in impairment losses on long-lived assets for the Winona facility. 1995 includes $33,048 in impairment losses on long-lived assets for the Oak Ridge Recycle Center, WPI Waste Processors and the Winona facility. (2) Per SFAS 128, basic earnings per share was restated for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Whether the Company's actual results prove accurate with these forecasts depends on a variety of factors, and could differ materially from the Company's historical results of operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in the related Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. This discussion and analysis should be read in conjunction with the Financial Statements and Notes, included elsewhere in this Form 10-K.

The Company has been in business for more than 47 years and has two main business operations: hazardous waste services and low-level radioactive waste services. The Company experienced significant growth until 1994, when it acquired three businesses that became significant encumbrances. In 1995, the Board of Directors installed a new management team led by Chairman, CEO, and President Jack Lemley. Challenges inherited by new management combined with changing market conditions resulted in restructuring and impaired asset charges of approximately $40 million in 1996 and 1995. Revenues declined from $67.8 million in 1995 to $34.3 million in 1999 or a 49% decrease. The declining revenue reflects continuing changes in market conditions and the sale of under-performing assets.

Despite this reduction in revenue, gross margin has improved. This reflects a renewed focus on higher margin business, improved efficiencies, improved cost controls, and the sale of several low margin and under-performing operations.

Operating costs have also decreased, demonstrating management's stringent cost and spending controls. While the turn-around has taken several years, the combination of improved gross margin and lower operating costs has returned the Company to profitability. For the year ended December 1999, the Company posted a net profit (before dividends) of $4.4 million compared to a net loss of $48.9 million in 1995.

Through the first two months of 2000, the Company has maintained profitability and anticipates this trend to continue. The Company currently has no bank debt and is making a strong effort to attract new clients and regain market share.

The Company's revenues are mainly derived from fees charged for the processing and disposal of hazardous, PCB and radioactive wastes. Other revenues are derived from rebuilding and decontaminating large electric motors from nuclear power plants, providing field remediation services, and brokering the transportation and disposal of radioactive and hazardous material.

Operating expenses include direct and indirect costs for labor, maintenance and repairs, subcontracted costs and equipment, insurance, taxes, appropriate accruals for burial fees, and other costs. The Company has properly accounted for fees assessed by regulatory authorities for the issuance of permits and licenses. The Company successfully permitted a new municipal solid waste landfill in south Texas and accounted for those costs through proper accruals and capitalization methods allowed under generally accepted accounting principles.

Selling, general & administrative costs include management salaries, sales and marketing efforts, clerical and administrative costs, legal fees, office rentals, insurance, and other administrative costs included under general corporate overhead.

STRATEGY

Management continues to evaluate the Company's position in the marketplace. Unprofitable operations have been sold, eliminated or reorganized. The environmental services industry is dynamic and highly competitive. To improve operations, the Company annually develops a strategic plan that promotes recent market changes as well as good business practices, flexibility, and regulatory compliance.

Management believes it has eliminated under-performing operations and is now focused on opportunities to improve profitability. At the regularly scheduled Board of Directors meeting on February 17, 2000, the Board approved a new strategic plan, operating plan and capital budget. Capital expenditures are planned for at all sites to meet customer needs, improve the economics of operations and meet regulatory obligations. The Company's strategic plan focuses on five key areas.

1. Emphasize Business Fundamentals and Cost Control

As it has since new management assumed control in 1995, the Company continues to stress business fundamentals and cost control. Management remains committed to improving core business operations at each of its sites by increasing revenue, profitability and cash flow. The Company continues to implement and enforce new policies, procedures, and systems to ensure that appropriate business controls are in place.

2. Expand Services and Increase Utilization of Assets at Existing Facilities

El Centro, the Company's municipal solid waste landfill located at Robstown, Texas is expected to open in mid-2000. This successful development project demonstrates the Company's ability to expand the breadth of its services utilizing existing assets and carefully expanding its core competencies. Successful permitting of vertical stacking expansions at its Nevada and Texas disposal sites further demonstrates this capability. The Company continues to work with its regulators to expand service capabilities at its existing sites.

3. Increase Emphasis on E-Business and Automation

The Company recognizes the value of a comprehensive electronic business strategy and has committed significant resources to improving its electronic business capabilities. This includes but is not limited to improving the Company's website, hiring additional staff, automating customer forms and government approval documents, posting facility waste acceptance criteria on its website, and providing customers with on-line access to information regarding their wastes. The Company is also using the internet to find new customers, improve sales force integration, speed waste processing and reduce costs. The Company believes that its electronic business capabilities will allow it to better serve existing customers and develop new business.

4. Cross Sell Services

In the past the Company has not taken full advantage of the complimentary capabilities offered by its multiple sites and operations. The Company is committed to cross-selling this integrated array of services to both customers and prospects. To achieve this goal the Company is updating marketing and sales materials, arming sales personnel with updated information on Company capabilities and services, and cross training key personnel.

5. Pursue Well Conceived Mergers, Acquisitions, or Partnerships

The Company will evaluate and pursue strategic mergers or acquisitions of companies or assets that fit the Company's core competencies. Management believes that well-conceived mergers or acquisitions could significantly enhance the Company's market position and value. While careful due diligence will be of paramount importance, the Company believes there may be opportunities to capitalize on the current industry consolidation. The Company may also consider strategic alliances, joint ventures or partnerships.

RECENT DEVELOPMENTS AND FUTURE CONSIDERATIONS

In late 1999, the Richland, Washington LLRW-facility successfully disposed of a 1000-ton Trojan reactor vessel. The vessel was transported by barge up the Columbia River to the Port of Benton, Washington, where it was offloaded and disposed at the Company's Richland facility.

In December 1999, the TNRCC granted a ten-year renewal of the Robstown, Texas facility's RCRA Part B operating permit. During 1999 and early 2000, both the Beatty, Nevada and Robstown facilities received expansion permits for vertical stacking of hazardous and non-hazardous waste above existing disposal cells. Vertical stacking provides economically efficient disposal capacity. Construction of this newly permitted disposal capacity is complete at Beatty. The Robstown facility received its vertical stacking permit in February 2000.

The TNRCC issued the Company a permit for the Company's El Centro municipal solid waste landfill in December 1999. Construction of the facility, located on a 160-acre tract owned by the Company adjacent to its existing hazardous waste facility in Robstown, is also underway. The Company expects to receive waste by mid-2000.

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999 the Internal Revenue Service ("IRS") proposed to deny this claim. On November 29, 1999 the Company protested this denial which is currently pending with the IRS. The Company cannot predict the eventual outcome, but believes that this claim was improperly denied.


FACTORS THAT MAY AFFECT FUTURE RESULTS

ACCESS TO ADDITIONAL CAPITAL

The Company believes that it will need additional capital to fully implement its growth and expansion strategy. There can be no assurance that the Company will be successful in raising the desired financing in timely fashion or if successful, that the terms of such financing will be favorable. If the Company is not successful in raising additional capital, it will reassess its planned expansions and growth initiatives. This could adversely affect the Company's business, financial condition and results of future operations.

CHANGES IN REGULATION

The changing regulatory framework governing the Company's business creates significant risks, including potential liabilities from violations of environmental statutes and regulations and liabilities to customers and third parties for damages arising from services performed. The Company's failure to comply with such statutes and regulations may result in the imposition of substantial fines and penalties and could adversely affect the Company's ability to carry on its business as presently constituted.

EXPOSURE TO LITIGATION AND INSURANCE

Since Company personnel routinely handle radioactive and hazardous materials, the Company may be subject to liability claims by employees, customers and third parties. There can be no assurance that the Company's existing liability insurance is adequate to cover claims asserted against the Company or that the Company will be able to maintain such insurance in the future. The Company has adopted risk management programs designed to reduce these risks and potential liabilities, however, there can be no assurance that such programs will fully protect the Company.

RESULTS OF OPERATIONS

The Company, as a whole, has continued to show improved operations since 1994, especially in 1999 and 1998. In 1999 and 1998 respectively, the Company reported net income of $4,409,000 and $762,000, achieving profitability for the first time since 1994. This performance compares to losses of $676,000 and $11,407,000 for 1997 and 1996. The following table compares the Company's two operating segments without inter-company, consolidated corporate costs and the captive insurance company ALEX.

CONDENSED STATEMENT OF OPERATIONS

Reported in $000          December 31, 1999      December 31, 1998
                         Chemical     LLRW      Chemical      LLRW
                         --------   --------    --------    --------

Revenue                  $ 11,554   $ 22,798    $ 16,030    $ 22,930
Operating costs             7,482      9,740       9,488      14,057
                         --------   --------    --------    --------

Gross Profit             $  4,072   $ 13,058    $  6,542    $  8,873
Selling, G & A              3,218      6,192       6,544       6,272
                         --------   --------    --------    --------
Income (loss) from
operations               $    854   $  6,866    $     (2)   $  2,601

Other income (expense)   $    448   $ (2,195)   $ (1,312)   $ (2,258)
                         --------   --------    --------    --------

Net Income (loss)        $  1,302   $  4,671    $ (1,314)   $    343
                         ========   ========    ========    ========

The following table sets forth items in the Statements of Operations for the three years ended December 31, 1999, as a percentage of revenue:

                                            Percentage of Revenues for the
                                               Year Ended December 31,
                                            ------------------------------
                                               1999     1998      1997
                                               -----    -----     -----

Revenue                                        100.0%   100.0%    100.0%
Operating costs                                 48.3     60.4      55.9
                                               -----    -----     -----

Gross profit                                    51.7     39.6      44.1
Selling, general and administrative expenses    43.0     40.3      52.8
                                               -----    -----     -----

Income (loss) from operations                    8.7      (.7)     (8.7)
Other (income) expense, net                       .7      2.8       7.4
                                               -----    -----     -----

Income (loss) before income taxes               13.4      2.1      (1.3)
Income tax expense (benefit)                      .6       .1        .3
Preferred stock dividends                        1.1      1.1       1.8
                                               -----    -----     -----

Net income (loss) to common shareholders        11.7%      .9%     (3.4)%
                                               =====    =====     =====


REVENUE

Revenue for 1999 declined to $34,352,000, an 11.8% decrease from 1998 revenue of $38,960,000. 1998 revenue decreased 6.2% from 1997 revenue of $41,522,000. The continuing consolidation of the hazardous waste industry and reduced volumes continued to affect Chemical Services revenue. Despite reduced disposal volumes, Chemical Services was able to increase profitability in each of the last three years. This was mainly due to the sale of the transportation services and the addition of new projects. The Company permitted the new El Centro municipal solid waste landfill project, and vertical expansion at the Beatty, Nevada facility. These efforts for permitting and engineering new air space was a focus of operations and reduced revenues in 1999, but management believes that permitting costs, and new developments are important for the future growth of the Company.

In addition, The Chemical Services's transportation business was sold in May 1999. This business produced $562,000 of revenue in 1999 compared to $2,118,000 and $3,035,000 (before inter-company eliminations) in 1999, 1998 and 1997, respectively. The Robstown, Texas hazardous and non-hazardous facility conserved its limited remaining disposal capacity for higher margin business while awaiting its permit for vertical stacking. Management expects revenue to increase in 2000 as the newly constructed vertical expansion space is put to use.

The LLRW services revenue was unchanged at approximately $23 million in both 1999 and 1998 but decreased slightly from $26 million in 1997. Increased production and increased sales contracts at the Oak Ridge, Tennessee LLRW operation raised revenues to a three-year high of $13,575,000 in 1999. This compares to 1998 revenues of $9,129,000, and $11,830,000 in 1997. The slightly higher revenue from Oak Ridge operations was offset by a reduction in revenue from the Central Interstate Compact disposal project, which is on hold pending litigation. Revenue remained approximately constant at $7,500,000 in 1999 at the Company's Richland, Washington rate regulated LLRW facility.

The closure and reorganization of certain under-performing operations reduced revenue, but contributed to improved overall profitability.

OPERATING COSTS

Operating costs for 1999 totaled $16,609,000, a decrease of $6,936,000 or 29% from the prior year. Operating costs were $23,545,000 in 1998, and $23,219,000 in 1997.

Reported in $000   December 31, 1999   December 31, 1998     December 31, 1997
                   Chemical    LLRW     Chemical   LLRW      Chemical   LLRW
                   --------   ------   ---------  -------    --------  -------

Operating Costs     $7,482    $9,740    $9,488    $14,057     $9,320   $13,899


In 1999, Chemical Services operating costs decreased $2,006,000 or 21% from the prior year. The reduction in operating costs was primarily the result of the capitalization of site costs into new disposal capacity. The Company capitalized approximately $1,822,000 of costs for the development of additional disposal capacity at the Nevada and Texas facilities. Management believes that these capitalized costs, that included equipment, labor, engineering, and materials, are investments that will generate new revenue and profits in the future.

In 1999, LLRW Services operating costs decreased $4,317,000 or 31% from the prior year. This decrease reflects the reduced Central Interstate Compact contract costs for the proposed Butte, Nebraska facility and a $2,100,000 reduction of closure and post-closure reserves for the Sheffield facility.

Consolidated Results of Operations (in thousands):


                                1999               1998               1997
                                ----               ----               ----

Revenue                  $34,352            $38,960            $41,522
Operating costs           16,609   48.3%     23,545   60.4%     23,219   55.9%
                         -------            -------            -------
Gross profit (loss)      $17,743   51.7%    $15,415   39.6%    $18,303   44.1%


For the year ended 1999, operating costs were 48.3% of revenue compared to 60.4% in 1998 and 55.9% in 1997. While there has been some fluctuation in operating costs, the downward trend in percentage of revenue demonstrates improved control over operating costs consistent with the decrease in revenues for the same periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for 1999 totaled $14,762,000, a decrease of 6% from the prior year. SG&A were $15,702,000 and $21,909,000 in 1998 and 1997, respectively. The current year decrease of $940,000 or 6% in SG&A costs demonstrates the Company's emphasis on controlling costs.

Consolidated Results of Operations (in thousands):

                               1999              1998              1997
                               ----              ----              ----

Revenue                  $34,352           $38,960           $41,522
Selling, G&A expenses     14,762   43%      15,702  40.3%     21,909   52.8%
                         -------           -------           -------



The following table includes SG&A for the Chemical and LLRW Services, but excludes corporate consolidated adjustments and eliminations.

Reported in $000      December 31, 1999          December 31, 1998
                      Chemical     LLRW          Chemical     LLRW
                      --------    ------         --------    ------

SG&A                   $3,219     $6,192          $6,544     $6,272

In 1999, Chemical Service's SG&A decreased 50.8%. The main reason for the decrease is the capitalization of costs described earlier. Chemical Services also reduced costs as a result of selling the transportation operations. LLRW Services SG&A decreased by 1.2% from 1998. The decrease for LLRW is the result of better cost management at the Oak Ridge Facility.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's stock portfolio classified as trading securities. As of December 31, 1999 the Company reported investment income of $225,000 compared to $618,000 and $1,203,000 1998 and 1997, respectively. The main reason for this decrease is the withdrawal of approximately $6,000,000 and $1,000,000 from the ALEX stock portfolio in 1998 and 1999, respectively. The ALEX stock portfolio was used as collateral for insurance in the event there was a claim at certain closed sites. The Company has secured alternate financial assurance to provide the same protection.

GAIN ON SALE OF FIXED ASSETS

In May of 1999, the Company sold its Houston-based hazardous and non hazardous waste transportation service provider (formerly WPI) and Surecycle(R) (a business division that operated a containerized hazardous waste collection service in the Gulf coast market) to Clean Harbors Environmental Services, Inc. The sale of the two operations and related facilities produced working capital of $1.9 million and a gain on the sale over remaining book value of $843,000 before sales commissions.

INTEREST EXPENSE

The Company incurred interest expense of $208,000, $3,441,000, and $3,708,000 in 1999, 1998 and 1997, respectively. The majority of this interest expense was capitalized for the development of the Company's LLRW facilities in California and Nebraska in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. The Company ceased capitalization of any interest costs in 1999. Substantially all of the interest cost incurred for 1998 and 1997 related to borrowings under the Company's Credit Agreement with its former commercial bank lender.

INCOME TAXES

The Company's effective income tax (benefit) rates were 6%, 0%, and 0% for the fiscal years 1999, 1998, and 1997, respectively. The effective rate of 6% in 1999 does not reflect any recognition of future tax benefits on timing differences or net operating loss carry forwards. The income tax expense of $195,000, $55,000 and $132,000 for the three years reported is for payments on different state and local taxes including franchise taxes. The Company has a valuation allowance of approximately $20.6 million for deferred tax assets with more than $2.7 million of limited loss carry-forwards and $31 million of unlimited net operating loss carry-forwards. See Item 8. Note 11. Income Taxes.

PREFERRED STOCK

On September 12, 1999 warrants on the 8 3/8% Preferred Stock expired except for those belonging to one Series D holder. The Company extended an offer to all Series D holders that their warrants would be extended until September 13, 2002 if they converted their Series D to common stock. One holder converted 5,263.2 preferred shares for 83,580 common shares and extended 64,211 warrants. All other Series D holder warrants have expired.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 1999 the Company had a working capital deficit of $2,309,000. This compares favorably to the working capital deficits of $7,567,000 and $16,930,000 reported for 1998 and 1997, respectively. This significant reduction reflects the sale of non-performing assets, the full settlement with its former bank, the termination of a re-insurance program, more aggressive collection of accounts receivable and other measures. During 1999, the Company also met certain obligations allowing a cash secured $2.5 million dollar letter of credit to be replaced with a $1.5 million performance bond. Also, cash assets previously pledged were released allowing for reclassification of assets from long term to short term.

 The Company's current ratio improved to 0.9:1.0 in 1999 compared with 0.7:1.0 and 0.4:1.0 for the years ending December 31, 1998 and 1997. Liquidity, as measured by days receivables outstanding ("DRO") also showed improvement in 1999. Average DRO for 1999 dropped to 69 days from an average of 89 days in 1998. The overall improvement in the Company's liquidity allowed the Company to pay down accounts payable.

The Company's leverage has decreased since 1997, as evidenced by a long-term debt (excluding the current portion) to equity ratio of 0.17:1.0 at December 31, 1999 compared to 0.13:1.0 and 2.9:1.0 for the same period ending 1998 and 1997. The settlement of the Chase Bank of Texas debt and the reduction of accounts payable resulted in significantly lower liabilities. The slight increase in 1999 resulted from an increase in capital lease obligations and in notes payable for two of the Company's board members. The notes payable from the board members was used to pay preferred stock dividends.

As of March 27, 2000, the Company has maintained a business banking relationship with First Security Bank, Boise, Idaho. First Security Bank provides a $500,000 line of credit that remained unused at December 31, 1999 and was not used at anytime during the year.

OTHER MATTERS

ENVIRONMENTAL MATTERS

The Company has reserves and insurance policies for costs associated with future closure and post-closure obligations for both current and formerly operated disposal facilities. The Company has established reserves and insurance policies for these commitments based on professional engineering studies and interpretations of current regulatory requirements and potential regulatory changes performed at least annually. Accounting for closure and post-closure costs includes final disposal unit capping for the site, gas emission control, subsurface soil and groundwater monitoring, and other monitoring and routine maintenance costs expected after a site stops accepting waste. The Company believes it has made adequate accounting through reserves and the insurance policy for closure and post-closure obligations.

The Company estimates that the aggregate final closure and post-closure costs for all insured facilities owned or operated was approximately $17,285,000 as of December 31, 1999. This compares to recorded closure and post-closure liabilities of $19,539,000 and $21,179,000, for 1998 and 1997 respectively. As described in Item 1, Insurance, the Company has a five-year prepaid insurance policy for closure and post closure of these facilities. The Company also set aside investment securities to pay certain deductible limits.

Management believes that disposition of these environmental matters will not have a material, adverse effect on the financial condition of the Company. The Company's operation of disposal facilities creates operational, monitoring, site maintenance, closure and post-closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of such costs, regulations or legislation enacted, or other future events affecting these facilities.

FINANCIAL ASSURANCE AND SITE MAINTENANCE

When the Company's disposal facilities reach capacity or upon lease or license termination dates, they must be closed and maintained for a prescribed period. In the case of the hazardous sites, federal regulation requires that operators demonstrate the financial capability to close sites on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's RCRA closure/post-closure plan.


The Company has provided letters of credit, certificates of insurance, and corporate guarantees as financial assurance to meet closure and post closure obligations at its hazardous waste facilities. Cash and investment securities totaling $226,000, $5,405,000 and $14,287,000 at December 31, 1999, 1998 and
1997, respectively, have been pledged as collateral for these obligations.

During 1999, the total value of pledged securities decreased by $5,179,000. This decrease reflects the sale of assets previously held by the Company's ALEX subsidiary and their replacement with an insurance agreement with Reliance Insurance Company. The Company prepaid a five-year premium, holds pledged investment securities and maintains access to sufficient monies to pay the deductible should the Company need to exercise these policies. The Company also holds a performance bond for a Remedial Investigation and Feasibility Study ("RI/FS") and performance of corrective action at the closed Sheffield, Illinois chemical waste facility and compliance with the Texas requirements at Robstown, Texas. The closure costs for its Oak Ridge and Winona, Texas facilities, proposed LLRW sites in Nebraska and California, and a rate settlement with waste generators using the Richland, Washington facility are also covered by financial assurance.

The Company is in the remedial phase of the Sheffield program set forth in the EPA's corrective measures implementation plan. During 1999, the Company spent approximately $290,000 on remediation at the closed Sheffield hazardous disposal site, a reduction from $610,000 spent in 1998.

SEASONAL EFFECTS

The Company's operating revenues are generally lower in the winter months, and increase in the warmer summer months. The volume of both hazardous waste and LLRW tends to decrease during winter months, however market conditions have a larger effect on revenues than seasonality.

YEAR 2000 COSTS

The Company had no consequential damages or costs beyond those costs of preparing for the year 2000 issue. The costs incurred were deemed immaterial in amount and there were no consequential or related issues with customers or vendors.

SENIOR MANAGEMENT

In the third quarter of 1999, Joseph J. Nagel, formerly President and Chief Operating Officer, resigned and entered into a consulting agreement with the Company for about sixty days. At that time, Jack K. Lemley, Chairman and Chief Executive Officer also assumed the office of President. Also in the third quarter of 1999, the Company promoted Zaki K. Naser to Executive Vice-President and Operations Manager. James R. Baumgardner was hired as Senior Vice-President, and Chief Financial Officer during the fourth quarter of 1999. The Company views these changes to be positive for the long-term growth of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards 137 "Deferral of the Effective Date of FASB Statement 133." FASB 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. FASB No. 133 is deferred until fiscal quarters beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
February 18, 2000

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                As of December 31,
                                                                                 1999        1998
                                                                               --------    --------
ASSETS
Current Assets:
    Cash and cash equivalents                                                  $  4,771    $  4,442
    Receivables, net of allowance for doubtful
      accounts of $619 and $1,047, respectively                                   7,696       9,506
    Income taxes receivable                                                         740         740
    Prepayments and other                                                         1,207       1,023
                                                                               --------    --------
      Total current assets                                                       14,414      15,711

Cash and investment securities, pledged                                             226       5,405
Property and equipment, net                                                      12,818      11,145
Deferred site development costs                                                  27,430      26,909
Intangible assets relating to acquired businesses, net                              390         414
Other assets                                                                      3,181       2,216
                                                                               --------    --------
      Total Assets                                                             $ 58,459    $ 61,800
                                                                               ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

    Current portion of long term debt                                          $    781    $    119
    Accounts payable                                                              2,706       5,101
    Accrued liabilities                                                          12,334      17,267
    Deferred site maintenance, current portion                                      700         700
    Income taxes payable                                                            202          91
                                                                               --------    --------
      Total current liabilities                                                  16,723      23,278

Long term debt, excluding current portion                                         3,569       2,223
Deferred site maintenance, excluding current portion                             16,585      18,839
Commitments and contingencies Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                       --          --
    Series D cumulative convertible preferred stock, $.01 par value, 100,001
      authorized, issued and outstanding; 5,263 converted and retired                 1           1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired                       --          --
    Common stock, $.01 par value, 50,000,000 authorized, 13,704,050
      and 13,557,275 shares issued and outstanding, respectively                    137         136
    Additional paid-in capital                                                   54,513      54,385
    Retained earnings (deficit)                                                 (33,069)    (37,062)
                                                                               --------    --------
      Total shareholders' equity                                                 21,582      17,460
                                                                               --------    --------

         Total Liabilities and Shareholders' Equity                            $ 58,459    $ 61,800
                                                                               ========    ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                            As of December 31,
                                                     -------------------------------
                                                       1999       1998        1997
                                                     --------   --------    --------

Revenues                                             $ 34,352   $ 38,960    $ 41,522
Operating costs                                        16,609     23,545      23,219
                                                     --------   --------    --------

Gross profit                                           17,743     15,415      18,303
Selling, general and administrative expenses           14,762     15,702      21,909
                                                     --------   --------    --------

Income (loss) from operations                           2,981       (287)     (3,606)
Investment income                                         225        618       1,203
Gain on sale of assets                                    826         72         136
Other income                                              572        414       1,723
                                                     --------   --------    --------

Income (loss) before income taxes                       4,604        817        (544)
Income tax expense                                        195         55         132
                                                     --------   --------    --------

Net income (loss)                                       4,409        762        (676)

Preferred stock dividends                                 397        417         760
                                                     --------   --------    --------
Net income (loss) available to common shareholders   $  4,012   $    345    $ (1,436)
                                                     ========   ========    ========

Basic earnings per share                             $    .30   $    .03    $   (.17)
                                                     ========   ========    ========

Diluted earnings per share                           $    .27   $    .03    $   (.17)
                                                     ========   ========    ========

Dividends paid per common share                      $     --   $     --    $     --
                                                     ========   ========    ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ 000'S)


                                                                    Year Ended December 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
Cash flows from operating activities:
  Net income (loss)                                             $  4,409    $    762    $   (676)
  Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
  Depletion, depreciation and amortization                         2,054       3,152       3,106
  (Gain) loss on sale of assets                                     (826)        (72)       (136)
  Loss on sale of securities                                          --          --          59
  Gain on sale of investments                                        (14)         --          --
  Deferred Income Taxes                                              111          --          --
  Stock compensation                                                 129          --         198
Changes in assets and liabilities:
  Receivables                                                      1,810      (1,577)      2,467
  Investment securities classified as trading                        820       1,942       1,953
  Other assets                                                    (1,415)     (1,034)       (204)
  Deferred site maintenance                                       (2,254)     (1,640)     (1,693)
  Accounts payable and accrued liabilities
                                                                  (7,328)        169      (2,225)
                                                                --------    --------    --------
         Total adjustments                                        (6,913)        940       3,525
                                                                --------    --------    --------
Net cash provided (used) by operating activities                  (2,504)      1,702       2,849

Cash flows from investing activities:
  Capital expenditures, excluding site development costs          (3,219)       (697)     (1,356)
  Site development costs, including capitalized interest            (521)     (1,431)     (2,086)
  Proceeds from sales of assets                                    1,840          72         136
  Net proceeds from sales of investment securities                 2,497       6,940       1,660
  Transfers to (from) cash and investment securities, pledged      1,876          --        (678)
                                                                --------    --------    --------
      Net cash provided by investing activities                    2,473       4,884      (2,324)

Cash flows from financing activities:
  Proceeds from issuance's and indebtedness                          558      16,096      23,022
  Payments of indebtedness                                          (198)    (21,519)    (23,518)
  Proceeds from rights offering                                       --       2,913          --
  Stock options exercised                                             --          --         152
                                                                --------    --------    --------
      Net cash provided by (used in) financing activities            360      (2,510)       (344)
                                                                --------    --------    --------

Increase (decrease) in cash and cash equivalents                     329       4,076         181
Cash and cash equivalents at beginning of year                     4,442         366         185
                                                                --------    --------    --------
Cash and cash equivalents at end of year                        $  4,771    $  4,442    $    366
                                                                ========    ========    ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                          $    208    $     72    $    128
  Income taxes paid                                                  156         144          88
  Non-cash investing and financing activities
  Long-term debt exchange for asset interest                          --      24,323          --
  Long-term offset capitalized interest                               --      12,461          --
  Warrants issued on exchange for debt                                --       1,660          --
  Stock issuance--Director's compensation                            129          79          --
  Acquisition of equipment with capital leases                     1,235          --          --


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)

                                                                        ACCUMULATED
                                                          ADDITIONAL       OTHER         RETAINED
                                    PREFERRED   COMMON     PAID-IN     COMPREHENSIVE     EARNINGS     COMPREHENSIVE
                                      STOCK     STOCK      CAPITAL        CAPITAL        (DEFICIT)        INCOME
                                    --------    --------  ----------   -------------   -----------    -------------

Balance, December 31, 1996          $  3,001    $     80   $ 46,971       $   (477)      $(35,971)            --

Net loss                            $     --    $     --   $     --       $     --       $   (676)      $   (676)
Common stock issuance's                   --           5        730             --             --             --
Dividends - preferred stock               --          --         --             --           (760)            --
Unrealized gain (loss) on
    securities available-for-sale
                                          --          --         --            477             --            477
                                                                                                        --------
Total Comprehensive Income                --          --         --             --             --       $   (199)
                                    --------    --------   --------       --------       --------       ========
Balance, December 31, 1997             3,001          85     47,701             --        (37,407)

Net income                          $     --    $     --   $     --       $     --       $    762
Common stock issuance                     --          51      5,024             --             --
Dividends of preferred stock              --          --         --             --           (417)
Preferred stock-retired               (3,000)         --         --             --             --
                                    --------    --------   --------       --------       --------
Balance, December 31, 1998                 1         136     54,385             --        (37,062)

Net income                          $     --    $     --   $     --       $     --       $  4,409
Common stock issuance                     --           1        109             --             --
Dividends of preferred stock              --          --         --             --           (397)
Preferred stock-retired
                                          --          --         19             --            (19)
                                    --------    --------   --------       --------       --------
Balance, December 31, 1999          $      1    $    137   $ 54,513       $     --       $(33,069)
                                    ========    ========   ========       ========       ========


Note: Convertible Preferred Stock is not shown above because no shares have been issued.

The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS.

American Ecology Corporation (a Delaware Corporation) and its subsidiaries ("the Company") provide processing, recycling, packaging, transportation, remediation and disposal services for generators of hazardous waste and low-level radioactive waste. The Company has one of the largest motor rebuilding facilities in the United States for large electric motors from nuclear power plants. The Company recently permitted a municipal landfill in south Texas that is scheduled to be operational in mid-2000. The Company services the needs of hazardous waste generators nationally, but the larger market share is in the Gulf and West Coast regions of the country at its hazardous waste landfill disposal sites in Robstown, Texas and Beatty, Nevada. The Company services the needs of low-level radioactive waste (LLRW), generators in the Northwest and Rocky Mountain Compact regions at its rate regulated LLRW facility located near Richland, Washington and provides LLRW processing and recycling services to LLRW waste generators in the Mid-West and East Coast regions at its Oak Ridge, Tennessee facility.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation. The accompanying financial statements are prepared on a consolidated basis. Seven reporting subsidiaries and the parent company were active in 1999. Three subsidiaries had minimal to no activity in 1999. The consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of all significant inter-company balances and transactions. Certain estimates and assumptions are made to accurately reflect the business operations under the accrual basis of accounting. The Company's year-end is December 31, 1999 and there were fifty-three weeks of reporting compared to fifty-two weeks of reporting in 1998 and 1997. The Company has made certain estimates and assumptions for the consolidated financial statements. The consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP).

Cash and Investment Securities Pledged. Pledged cash and investment securities totaled $226,000 at December 31, 1999. These consisted of a letter of credit and money market accounts. The Company maintains these investments to cover insurance policies commitments.

Revenue Recognition. Generally, revenues are recognized as services are performed, and as waste materials are buried or processed. Revenue also includes sales from the Company's subsidiary Nuclear Equipment Services Corporation ("NESC"), which accounts for revenue on a percentage of completion basis. The Company had both unbilled and deferred revenue at year-end 1999, 1998 and 1997.

Property and Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. Land is comprised of property owned at the processing and disposal sites. Land owned and used for disposal is depleted over the estimated useful life of the disposal site on a straight-line basis. Cell development costs represent waste disposal facility preparation costs that are capitalized and charged to operating costs as disposal space is utilized. The Company engaged independent surveys by certified engineers and surveyors to measure remaining cell volume for each site for December 31, 1999, 1998 and 1997. The estimated useful lives of buildings and improvements are fifteen to thirty-one years. The estimated useful lives of vehicles, decontamination, processing and other equipment is three to ten years. See Note 4 for major categories of property and equipment. Expenditures for major renewals and betterment's are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. During 1999, 1998, and 1997, maintenance and repair expenses were $241,000, $209,000 and $521,000, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized on the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. The accumulated amortization of intangible assets amounted to $360,000, $336,000, and $312,000, at December 31, 1999, 1998 and
1997, respectively. Amortization of intangible assets was $24,000 for each of the last three years. On an ongoing basis, the Company measures the value of its intangible assets. In the event that facts and circumstances indicate intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary.

Permitting Costs. Permitting costs, included under the caption Other Assets in the Consolidated Balance Sheets, are primarily comprised of outside engineering and legal expenses and are capitalized and amortized over the life of the applicable permits. At December 31, 1999 and 1998, there were $3,001,000 and $1,955,000, respectively of unamortized costs included in other assets in the accompanying consolidated balance sheets.

The Company operates its various sites under the regulations of, and permits issued by, various state and federal agencies. In December 1999, the Robstown, Texas facility received its permit for a municipal waste landfill and in February 2000, it received a permit to vertically stack either hazardous or non-hazardous waste on top of existing cells.

Self-Insurance. The Company has insurance policies that cover any annual losses exceeding $45,000 per employee for employee health care. The Oak Ridge union employees are not covered under the self-insured healthcare program, but are covered by a traditional insurance plan as negotiated under their collective bargaining agreement. The Company also maintains a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations. The policy is subject to a $250,000 self-insured retention. In addition, the Company is insured for consultant's environmental liability. The policy is subject to a $100,000 retention.

The Company restructured its closure and post-closure insurance with Reliance Insurance Company under a five year prepaid premium policy. The Company no longer is reinsuring financial assurance requirements for closure and post-closure of its facilities. The Company continues to maintain ALEX as an inactive captive insurance company.

Deferred Site Maintenance. Deferred site maintenance includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The Company generally provides accruals for the estimated costs of closures and post-closure monitoring and maintenance as permitted disposal space is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company performs routine periodic reviews of both closed and operating sites and revises accruals for estimated post-closure, remediation or other costs related to these locations as deemed necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors. In 1999, the Company completed a review with an independent engineering firm and determined that one of the site locations that has been closed will have a reduced cost of closure. The Company completed a study on ground water contamination and the U.S. EPA concurred that such remediation will be complete by 2002. The Company had previously reserved costs that are now estimated to be $2.1 million less than the previous reserve.

The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for operating chemical disposal sites based on Resource Conservation and Recovery Act ("RCRA") and the respective site permits. RCRA requires that companies provide financial assurance for the closure and post-closure care and maintenance of their chemical sites for at least thirty years following closure.

Net Income (Loss) Per Share. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128 on Earnings Per Share, which requires the presentation of basic and fully diluted earnings per common share for all periods presented.

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

                                                (000's except per share amounts)
                                                    Year Ended December 31,
                                                --------------------------------
                                                   1999      1998      1997
                                                  -------   -------   -------

Net income (loss)                                 $ 4,409   $   762   $  (676)
    Adjustments to net income (loss):
      Preferred stock dividends                       397       417       760
                                                  -------   -------   -------
        Adjusted net income (loss) available to
          common shareholders                     $ 4,012   $   345   $(1,436)

Weighted average shares outstanding-
    Common shares outstanding at year end          13,585    12,772     8,163
     Effect of dilutive shares                      1,475
    Adjustment factor for rights offering              --        --     1.022
                                                  -------   -------   -------
    Adjusted shares                                15,061    12,772     8,342

Basic EPS                                         $   .30   $   .03   $  (.17)
                                                  =======   =======   =======
Diluted EPS                                       $   .27   $   .03   $  (.17)
                                                  =======   =======   =======



Odd Lot Elimination. During 1999, the Company conducted an Odd Lot Elimination. Under this Elimination, shareholders owning 99 or less shares were offered an opportunity to sell their shares without a commission or charge for the average market price at the time of the offer. At the time, the Company had 11,800 total shareholders with 13,648,000 shares outstanding. Of these 11,800 shareholders about 6,000 held 99 or less shares. About 1,400 shareholders accepted the Odd Lot Elimination offer. Other shareholders who have not been responding to Company mailings and voting their shares, and hold less than 99 shares may be subject to escheatment. This allows their State of residence to claim their shares as unclaimed property. The Company expects that this escheatment process will eliminate a significant number of Odd Lot shareholders over the next two to three years.

Restated EPS for the Effects of the Rights Offering. On December 30, 1997 the Company filed its prospectus and Form S-3 for a rights offering. The Company issued non-transferable rights to subscribe for up to 8,379,813 shares of the Company's Common Stock $.01 par value per share. Each holder of the Company's Common Stock was entitled to receive one Right for each share of Common Stock held on the Record Date of December 8, 1997. Each holder was entitled to purchase one additional share of Common Stock for each Right held. The Rights Offering expired on February 10, 1998. A total of 3,912,936 shares were issued from the Rights Offering.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to recoverability of deferred site development costs, waste processing and burial costs, and deferred site maintenance. Actual results could differ from those estimates.

Major Customers. In 1999 no single customer accounted for 10% or more of the Company's consolidated revenues. Revenues resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission were approximately $6,808,000, and $7,579,000 in 1998 and 1997, or 18% of the
Company's consolidated revenues each year. No other single customer accounted for 10% or more of the Company's consolidated revenues for

1998 or 1997. The Central Interstate Compact Commission has approved a minimal amount of revenue to maintain the proposed disposal project pending the outcome of litigation.

Credit Risk Concentration. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required collateral for such obligations.

Fair Value of Financial Instruments. The book values of investment securities, excluding investments in common and preferred stocks, receivables, accounts payable and financial instruments included in other assets and accrued liabilities approximate their fair values principally because of the short-term nature of these instruments. Investments in common and preferred stocks are stated at fair market values. The quoted market price was used to determine the fair market value of the investments in common and preferred stocks.

Commitment. The Company signed an agreement in January 1999, to dispose of a minimum of 60,000 cubic feet of waste material stored at the Oak Ridge, Tennessee facility before December 31, 2001. The Company has been disposing of this waste on schedule and expects to meet this commitment.

Labor Concentrations. The Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), formerly the OCAW, represent 64 employees at two of the Company's facilities. In March 1998, the Company reached an impasse in negotiations of a new collective bargaining agreement and implemented its final offer. PACE subsequently charged the Company with unfair labor practices. The National Labor Relations Board ("NLRB") hearing ruled against the Company which has appealed to the full NLRB. This matter is pending. If the Company is unsuccessful in its appeal, it may be required to retroactively apply the prior labor agreement and bargain with PACE.

New Accounting Pronouncements.

 The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards 137 "Deferral of the Effective Date of FASB Statement 133." FASB 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. FASB No. 133 is deferred until fiscal quarters beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

NOTE 3. CASH AND INVESTMENT SECURITIES.

Merrill Lynch & Company now holds the securities and investment cash of the Company and the wholly owned subsidiary ALEX. ALEX was holding $1.7 million of cash and securities classified as trading as of December 31, 1999 which have increased to $2.1 million in fair market value as of March 27, 2000. ALEX is currently an inactive captive insurance company and maintains an investment portfolio that may be used for insurance deductibles, in the event management decides to reactivate it.

Cash and investment securities at December 31, 1999, and 1998, were as follows (in thousands):

                                                          Market          Unrealized
December 31, 1999                        Costs             Value          Gain/(loss)
-----------------                      --------           -------         -----------

Cash and cash equivalents              $  4,452           $ 4,771           $ 319
Securities held-to-maturity                 226               226              --
                                            ---               ---              --
                                       $  4,678           $ 4,997            $319
                                       ========           =======            ====

December 31, 1998

Cash and cash equivalents              $  4,442           $ 4,442            $ --
Trading securities                        1,653             1,696              43
Securities held-to-maturity               3,709             3,709              --
                                          -----             -----              --
                                       $  9,804           $ 9,847            $ 43
                                       ========           =======            ====


The change in net unrealized gains on trading securities was $276,000, $(495,000) and $503,000 in 1999, 1998 and 1997, respectively, each of which has been included in earnings. Investments in securities held-to-maturity mature over various dates during 1999 and are reported at their amortized cost basis, which approximates fair value at December 31, 1999. Investments in securities held-to-maturity at December 31, 1999 and 1998, consisted of the following (in thousands):

                                    1999     1998
                                   ------   ------

Corporate Bonds/Commercial Paper   $  100   $3,169
Certificates of deposit                52      100
Money market accounts and other        74      440
                                   ------   ------
                                   $  226   $3,709
                                   ======   ======


Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $226,000 and $5,405,000 at December 31, 1999 and 1998, respectively, have been classified as non-current assets as cash and investment securities pledged.


In 1999, the Company released $2,500,000 in cash secured letters of credit by securing a $1,500,000 performance bond. The Company is able to satisfy its financial assurance obligation with a performance bond by both parties amending an administrative consent order to reduce the financial assurance. The available cash held to secure the letters of credit was used to pay down outstanding accounts payable and reduce the working capital deficit.

NOTE 4. PROPERTY AND EQUIPMENT.

Property and equipment at December 31, 1999 and 1998, were as follows (in thousands):

                                                               1999        1998
                                                             --------    --------

Construction in progress                                     $  1,754    $     --
Land                                                            1,537       1,830
Cell development costs                                         12,289      11,035
Buildings and improvements                                      5,968       6,211
Decontamination and processing equipment                        1,144       1,144
Vehicles and other equipment                                   16,084      19,627
                                                             --------    --------
                                                               38,776      39,847
Less: Accumulated depletion, depreciation and amortization    (25,958)    (28,702)
                                                             --------    --------
                                                             $ 12,818    $ 11,145
                                                             ========    ========


Depreciation expense was $1,433,000, $1,958,000 and $2,637,000 for 1999, 1998
and 1997, respectively.

The Company leases equipment under various noncancellable capital leases. The cost and accumulated depreciation are as follows at December 31, 1999:

                                                             Accumulated
                                            Cost             Depreciation
                                           ------            ------------
Capitalized Cost                         $1,491,000            $214,000
                                         ==========            ========


NOTE 5. DEFERRED SITE DEVELOPMENT COSTS.

The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

The State of California, where the Ward Valley Site is located, has not obtained the project property from the U.S. Department of the Interior. For the Company to realize its investment, the US Government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the U.S. Government, the State of California or both. The Company has taken steps to protect its investment in Ward Valley and will continue to do so.

In the first quarter of 1997, the Company filed two lawsuits against the United States. The first was filed in the Court of Federal Claims, seeking monetary damages in excess of $73 million. The court dismissed this case on March 27, 2000. The Company intends to appeal. The second case was filed in the Federal District Court in Washington D.C. seeking injunctive relief and a writ of mandamus ordering the land transfer to California. The trial court rendered an adverse judgment in the mandamus action March 31, 1999, which the Company has appealed.

All costs through July 31, 1999 related to the development of the Ward Valley facility had been capitalized, and since then have been expensed as incurred. After adjusting for the bank settlement in November 1998, and as of December 31, 1999, the Company had deferred $20,952,000 (36% of total assets) of pre-operational facility development costs of which $895,000 represents capitalized interest. These deferred costs are to be recovered during the facility's first 20 years of operation from disposal fees approved by the Department of Health Services (DHS). The approval process is to include a prudency review of pre-operational costs incurred by the Company. The Company expects all costs that it has deferred for this facility, and uncapitalized project interest costs, to be included in the rate-base. However, there can be no assurance that California will complete the land transfer, that all of these costs will be approved by the DHS, or that the facility will ever be constructed. To further protect its investment in Ward Valley and to help ensure the State of California meets its obligations, the Company filed a claim with the California State Board of Control on February 25, 2000.

During the fourth quarter of 1999, the Company requested a refund of $125,000 equal to one-half of the annual license fee to the State of California, Department of Health Services. The Department reimbursed the $125,000 amount for 1999 and advised the Company that the fee due for calendar year 2000 need not be paid pending further notice.

The Company has incurred reimbursable costs and received revenues for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. Major generators of waste within the CIC's five-state region have provided substantially all funding to develop the Butte facility. As of September 30, 1999, the Company has contributed and capitalized approximately $6,478,000 of costs (11% of total assets), $386,000 of which is capitalized interest toward development of the Butte facility. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to pursue a Petition for a Contested Case challenging the State's denial. US Ecology filed its Petition pursuant to Nebraska law on January 15, 1999.

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998 seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff to protect the Company's interest and is seeking relief. The contested case is stayed by a preliminary injunction issued by the presiding federal judge. The Company believes the case will go to trial in 2001. In the meantime, the major generators have provided funding to maintain the project pending the outcome of litigation. Consequently, the Company's revenue from this project has declined substantially since April 1999.

 The timing and outcome of the above matters are unknown. The Company continues to pursue the conveyance of the land from the federal government to California as well as its remedies in federal court to cure alleged defects in the State of Nebraska's licensing process for the Butte, Nebraska facility. The Company believes that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, it may have an adverse effect on its financial position.

The following table shows the ending capitalized balances for deferred site development costs for the periods ended December 31, 1999 and December 31, 1998 in thousands of dollars:

December 31,              Capitalized Capitalized
1999                        Costs      Interest      Total
                          ----------- -----------   -------

Ward Valley, CA Project     $20,057     $   895     $20,952
Butte, Nebraska Project       6,092         386       6,478
                            -------     -------     -------
Total                       $26,149     $ 1,281     $27,430

December 31,
1998

Ward Valley Project         $19,536     $   895     $20,431
Butte, Nebraska Project       6,092         386       6,478
                            -------     -------     -------
Total                       $25,628     $ 1,281     $26,909


In July 1999, the Company elected not to capitalize further contributions to either project until the projects were materially advanced. These costs remain capitalized on the books of record for the Company while it pursues ongoing legal actions to protect its investments.

NOTE 6. DEFERRED SITE MAINTENANCE.

Deferred site maintenance accruals at December 31, 1999 and 1998 were as follows (in thousands):

                                                         1999        1998
                                                       --------    --------

Accrued costs associated with open facilities          $ 10,376    $  9,903
Accrued costs associated with closed facilities           6,909       9,636
                                                       --------    --------
    Sub-total                                            17,285      19,539
Less: current portion                                      (700)       (700)
                                                       --------    --------
Deferred site maintenance, excluding current portion   $ 16,585    $ 18,839
                                                       ========    ========


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

The Company does not bear responsibility for closure and post-closure costs for the state owned land used for waste disposal. The Company leases two such facilities at Beatty, Nevada and Richland Washington. The State of Nevada and the State of Washington have collected money from a portion of the tipping fees on disposal for these two facilities and ultimately controls the dispensation of those funds for proper closure. The funds are maintained in segregated accounts for the future costs of closure and post-closure care and maintenance of the Richland, Washington and Beatty, Nevada facilities. The Company currently submits waste volume-based fees to these states maintained funds. Such fees are periodically negotiated with, or established by, the States and are based upon engineering cost estimates provided by the Company and approved by the State.

The TNRCC issued to Texas Ecologists a permit on December 15, 1999 for the El Centro Municipal Waste Landfill and then on February 9, 2000 a permit for vertically stacking hazardous and non-hazardous waste on current existing closed cells. These modifications to the overall site facility will require the Company to engage an independent engineer to assess the closure and post closure costs for these facilities.

NOTE 7. LONG TERM DEBT.

Long term debt at December 31, 1999 and 1998 consisted of the following (in thousands):

                                        1999       1998
                                      -------    -------

Note payables                         $ 1,847    $ 1,300
Capital lease obligations and other     2,503      1,042
                                      -------    -------

                                        4,350      2,342
Less: Current maturities                 (781)      (119)
                                      -------    -------
Long term debt                        $ 3,569    $ 2,223
                                      =======    =======


Aggregate maturity of future minimum payments under notes payable and capital leases is as follows (in thousands):

           Year Ended
          December 31,
          ------------
              2000           $  781
              2001            1,631
              2002              730
              2003              520
              2004              688
                             ------
              TOTAL          $4,350
                             ======


The notes payable, issued March 1999, are with two of the Company's board members, with an eighteen-month term 9% interest, and $1.3 million principal, and prohibiting the Company from paying dividends on common or preferred shares. In April 1999, the Company issued a note with AFCO Finance for a two-year term for financing an insurance premium.

The Company has several long-term capital leases. These leases are at Oak Ridge, Tennessee with 10% interest, at Beatty, Nevada at 5.8% and 8.9% and at Richland, Washington with 5.25% through 6.14% interest. These leases expire over the next 5 years.

NOTE 8. PREFERRED STOCK.

In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") in a private offering to four of its directors for $3,000,000 in cash. The Series E bore an 11.25% annual dividend, paid quarterly in shares of the Company's common stock. The Series E was issued to fulfill a prior banking requirement. There were no voting rights or powers attached to this 11.25% Series E Preferred Stock.

There was a partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering on February 10, 1998 as a term of the Series E Designation Certificate. The Series E stock is now retired but carries 3,000,000 warrants with no assigned value and a $1.50 per share exercise price, which expire June, 2008.

In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities was deducted from the proceeds. Each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 13.48 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price plus accrued dividends times 1.44 due to dilution by later securities sales.

Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Current notes payable covenants prohibit the payment of dividends. Accrued dividends at December 31, 1999 totaled $397,000.

On September 12, 1999 the warrants on the 8 3/8% Preferred Stock expired except for those belonging to one Series D holder. The Company extended an offer to all Series D holders that if they converted their Series D to common stock the warrants would be extended until September 13, 2002. One holder converted 5,263.2 preferred shares for 83,580 common shares and extended 64,211 warrants. Each warrant has an exercise price of $4.75. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed de minimus. The remaining Series D preferred stock outstanding is 100,001 shares.

NOTE 9. STOCK OPTION PLANS.

The Company presently maintains three stock option plans. One, which expired in 1998, afforded employees and outside directors of the Company the right to purchase shares of its common stock. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No option may be granted at a price less than the fair market value of the shares when the option is granted, and no options may have a term longer than ten years.

The first plan is the 1988 plan that provided a 10-year life and all but 260,000 options have expired. In 1992, the Company adopted the second and third plans as the 1992 Stock Option Plan for Employees and the 1992 Stock Option Plan for Directors. On May 13, 1999, 500,000 options were added to the Employee's Plan of 1992. Options under the employee plan are designated as incentive or non-qualified in nature at the discretion of the Compensation Committee, and only employees will receive options under the 1992 Stock Option Plan for Employees. Only directors will receive options under the Director's Plan.

As of December 31, 1999, the 1992 Stock Option Plan for Employees had issued 667,000 options with 633,000 remaining available and under the Stock Option Plan for Directors, 437,000 options had been issued with 212,000 available.

The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company has recorded no compensation cost for 1999, 1998, and 1997. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 1999, 1998, and 1997 net loss would have been decreased (increased) by $316,000, $661,000, and $494,000, respectively. Basic income (loss) per share would have decreased (increased) $.02, $.05, and $.06 for 1999, 1998, and 1997, respectively. Diluted income
(loss) per share would have been decreased (increased) by the same amount per share as basic income (loss) per share as the common stock equivalents are anti-dilutive. The pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997:

                                                       1999             1998           1997
                                                    -----------     -----------     -----------

Expected volatility                                         136%            213%            137%
Risk-free interest rates                                    6.3%            6.0%            6.0%
Expected lives                                          3 years         3 years         3 years
Dividend yield                                                0%              0%              0%
Weighted-average fair value of options granted
     during the year (Black-Scholes)                $      1.94     $      1.14     $      1.38

Under option:
Options outstanding, beginning of year                1,257,572         716,650         542,600
Granted                                                 170,000         571,422         340,000
Exercised                                                (1,200)             --         (97,500)
Canceled                                                (60,800)        (30,500)        (68,450)
                                                    -----------     -----------     -----------

Options outstanding, end of year                       1,365,572       1,257,572         716,650
                                                     ===========     ===========     ===========

Price range per share of outstanding options        $      1.00     $      1.00     $      1.00
                                                    $     14.75     $     14.75     $     14.75
                                                    ===========     ===========     ===========

Price range per share of options exercised          $      1.25     $        --     $      1.25
                                                    $      1.25     $        --     $      2.00
                                                    ===========     ===========     ===========

Price range per share of options canceled           $      1.25     $      8.58     $      5.50
                                                    $      7.13     $      8.58     $     14.25
                                                    ===========     ===========     ===========


Options exercisable at end of year                    1,121,872       1,124,772         609,320
                                                    ===========     ===========     ===========


Options available for future grant at end of year       852,728         461,928         733,350
                                                    ===========     ===========     ===========


NOTE 10. EMPLOYEE'S BENEFIT PLANS.

401(k) Plan. The Company maintains a 401(k) plan for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The plan is called The American Ecology Corporation 401(k) Savings Plan.

The Plan covers substantially all of the Company's employees after one full year of employment. Participants may contribute a percentage of salary up to the IRS limits. The Company's contribution matches 55% of participant contributions up to 6% of deferred compensation.

The Company contributions for the 401(k) plan were $181,000, $119,000, and $147,000 for 1999, 1998, and 1997 respectively. The Company has no post-retirement or post-employment benefit plan.

NOTE 11. INCOME TAXES.

The components of the income tax provision (benefit) were as follows (in thousands):


                      Year Ended December 31,
                      1999      1998      1997
                      ----      ----      ----

Current - Federal     $ --      $ --      $ --
         - State       195        55       132
                      ----      ----      ----

                       195        55       132
                      ----      ----      ----

Deferred - Federal      --        --        --
                      ----      ----      ----

                      $195      $ 55      $132
                      ====      ====      ====


The following reconciles between the effective income tax (benefit) rate and the applicable statutory federal income tax (benefit) rate:

                                                                  Year Ended December 31,
                                                                  1999     1998     1997
                                                                  ----     ----     ----

Income tax (benefit) - statutory rate                             34.0%    34.0%    (34.0)%
Valuation allowance for deferred tax assets                       (34.6)   (40.8)   14.9
Tax refund                                                          --       --      5.7
Other, net                                                          .6      6.8      1.4
                                                                  ----     ----     ----

             Total effective tax (benefit) rate                     --%      --%   (12.0)%
                                                                  ====     ====     ====


The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                                          JANUARY 1, 1999   DEFERRED PROVISION   DECEMBER 31, 1999
                                                          ---------------   ------------------   -----------------
DEFERRED TAX ASSETS
Environmental compliance and other site related
     costs, principally due to accruals for financial
     reporting purposes                                       $  7,648          $ (1,872)             $  5,776
Depreciation and amortization                                    4,933              (870)                4,063
Net operating loss carryforward                                 10,160             1,403                11,563
Other                                                              812               (16)                  796
                                                              --------          --------              --------

Total gross deferred tax assets                                 23,553                --                22,198
Less valuation allowance                                       (22,057)            1,400               (20,657)
                                                              --------          --------              --------
Net deferred tax assets                                          1,496                --                 1,541

DEFERRED TAX LIABILITY
Site development costs                                          (1,127)              (45)               (1,172)
Capitalized interest                                              (369)               --                  (369)

Total gross deferred tax liabilities                            (1,496)               --                (1,541)
                                                              --------          --------              --------

Net deferred tax assets                                       $     --          $     --              $     --
                                                              ========          ========              ========

The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carry forward of approximately $34,010,000 at December 31, 1999, begins to expire in the year 2006. Of this carry forward, $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carry forward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $1,079,000 in 2007 and $872,000 in 2008. The remaining unrestricted net operating loss carry forward expires $4,280,000 in 2010, $8,657,000 in 2011, $7,828,000 in 2012, $6,927,000 in 2013 and $3,574,000 in 2014. The amount of the Company's net operating loss carry forwards could be reduced if the Company is ultimately unsuccessful in pursuing the refund claim discussed below.

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999 the Internal Revenue Service ("IRS") proposed to deny this claim. On November 29, 1999 the Company protested this denial which is currently pending with the IRS. The Company believes that this claim was improperly denied and intends to continue its efforts to receive the refund claim. However, in the event the Company is unsuccessful the Company may have an obligation to pay 75% of this $740,000 refund claim to the prior bank which purchased this claim with recourse. In November 1998, the Company agreed to a repurchase agreement to the settlement agreement whereby the Company would buy back 25% of the refund claim for $184,000. The Company has been making monthly payments to satisfy this obligation which will be complete in October 2000.

NOTE 12. COMMITMENTS AND CONTINGENCIES.

In the ordinary course of conducting business, the Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities. There may also be actions brought by individuals or groups in connection with permitting of planned facilities, alleging violations of existing permits, or alleging damages suffered from exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of its operations.

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

LITIGATION

One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States in which one or more favorable outcomes may have a potentially significant favorable future impact on the Company. In the first case, US Ecology is suing to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. In the second case US Ecology is seeking an order (writ of mandamus) from a federal court which may result in the eventual opening of the long delayed Ward Valley LLRW site. If the Company is unsuccessful in this litigation and in other avenues available to it for recovery, the Company might be required to write-off its deferred site development cost. See Note 5 above.


ZURICH AMERICAN INSURANCE COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW YORK, COUNTY OF NEW YORK; CASE NO. 604662/99

In an action filed October 12, 1999, Plaintiff Zurich American Insurance Co. ("Zurich"), seeks declaratory and other relief against National Union Fire Insurance Company of Pittsburgh ("National Union"), AEC and named subsidiaries ("AEC Defendants") and Doe Insurers 1-50 ("Doe Defendants") with respect to Zurich's defense coverage in the Virgie Adams action. National Union is named as a defendant because it allegedly provided insurance coverage to Gibraltar Chemical Resources (predecessor to an AEC subsidiary) during the coverage period in question. Doe Insurers 1-50 are included in the action to preserve any claims Zurich may have against other insurers, yet unknown, who may have provided coverage during the same time. Among other relief, Zurich seeks a declaratory ruling from the court that National Union and the Doe Defendants have a duty to participate in the Company's defense in the Adams suit. In addition, Zurich seeks reimbursement, contribution and/or allocation of litigation fees and costs from the AEC Defendants, National Union and the Doe Defendants for alleged defense costs of the Complaint. Zurich also seeks a declaratory ruling from the court stating that prospectively Zurich has no duty to defend or indemnify the AEC Defendants in the Adams suit. Finally, Zurich asserts a claim for indemnity against all defendants as to costs, and includes a claim for unspecified damages as well as costs of suit. The Company filed an answer to the Complaint on December 15, 1999, including various counter claims against Zurich and cross claims against National Union and the Doe Defendants. On December 10, 1999, Zurich filed an amended Complaint adding General Motors as a defendant, seeking declaratory and injunctive relief regarding Zurich's duty to defend and/or indemnify the Company and/or General Motors in the General Motors case discussed below. An amended answer to the amended Complaint was filed in February 2000. The Company intends to vigorously defend this action.

GENERAL MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET AL., CASE NO. 3-99CV2626-L, U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.

The Complaint names the Company and certain named subsidiaries, as well as the former owner of the Winona Facility and its associated business entities, all of which are defendants in the Virgie Adams case. General Motors seeks contribution and indemnity, including reimbursement of defense costs and attorneys' fees, incurred by GM in the Adams case and this case. The underlying claims are based on the terms and conditions of a waste disposal contract between GM and the Winona Facility dating to 1989 and continuing through the time the facility closed in 1997. The allegations in the Complaint are based on breach of contract, contribution, and common law indemnity grounds. Included within the indemnity claims is a claim for settlement payment by GM plus court fees. The Company does not believe it breached the contract or was negligent, and intends to vigorously defend the case.

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (EPA) has requested information regarding waste the Company may have shipped to a former LLRW storage facility near Denver, Colorado, which is now a Superfund site. The EPA has subsequently informed the Company it may be liable for approximately $29,000 for clean-up costs as a potentially responsible party. The Company does not believe these amounts are material.


IN THE MATTER OF AMERICAN ECOLOGY RECYCLE CENTER, INC., RCRA DOCKET NO.:
RCRA-4-99-0020

On September 30, 1999, USEPA Region 4 issued an Administrative Complaint to AERC alleging violations of RCRA requirements including storage over one year of hazardous waste subject to land disposal restrictions, failure to make hazardous waste determinations, and storage of hazardous wastes without a permit. This civil administrative enforcement action seeks a $533,759 civil penalty. An answer to the complaint, received on October 4, 1999, was filed by the Company on November 2, 1999. The Company believes it has conducted its operations in compliance with the applicable regulations, has fully reserved on the books for any potential penalty, and intends to vigorously contest any further action that may result from this investigation.

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED AND NOT REVIEWED.

The unaudited and unreviewed consolidated quarterly results of operations for 1999 and 1998 (in thousands, except per share amounts) were:

                                          TOTAL     FOURTH       THIRD    SECOND     FIRST
                                           YEAR    QUARTER     QUARTER   QUARTER   QUARTER
Operating revenues:
     1999                                34,352     10,259      6,007     8,907      9,179
     1998                                38,960     10,231      8,855    10,230      9,644

Income (loss) from Operations
     1999                                 2,981      2,597         63       338        (16)
     1998                                 (287)      1,752     (1,202)     (358)      (479)

Income (loss) before income taxes
And extraordinary item:
     1999                                 4,604      3,168       (155)     1,466       125
     1998                                   817      1,615     (1,125)       262        65

Net income (loss):
     1999                                 4,409      2,990       (126)     1,426       119
     1998                                   762      1,705     (1,089)       226       (80)

Basic earnings (loss) per common
Share:
     1999                                              .30       (.02)       .10      .001
     1998                                              .12       (.09)       .01      (.01)

Diluted earnings (loss) per
common share:
     1999                                              .27       (.02)       .08      .001
     1998                                              .11       (.09)       .01      (.01)



Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

NOTE 14. OPERATING SEGMENTS.

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changed the way the Company reports information about its operating segments. The Company operates with two segments, Chemical Services and LLRW Services. The Chemical Services division provides hazardous and non-hazardous waste management services. The LLRW Services division processes, packages, and disposes of material contaminated with low-level radioactive material. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on gross profit, selling, general and administrative expense, interest expense and income, corporate allocation and after an apportioned income tax. Segment data includes intercompany transactions at cost, as well as allocation for certain corporate costs.

Summarized financial information concerning the Company's reportable segments are shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.


Reported in ($000)      Chemical Services  LLRW Services  Corporate & Other     Total
------------------      -----------------  -------------  -----------------    --------

1999
Sales                       $ 11,554         $ 22,798         $     --         $ 34,352
Operating Costs                7,482            9,740             (613)          16,609
                            --------         --------         --------         --------
Gross Profit                $  4,072         $ 13,058         $   (613)        $ 17,743
S, G&A Expense                 3,218            6,192            5,352           14,762
Other Expense/Income            (987)              58             (510)          (1,439)
Corporate Allocation           1,057            2,400           (3,641)            (184)
Income Taxes                      --               10              185              195
                            --------         --------         --------         --------
Net Income                  $  1,302         $  4,671         $ (1,564)        $  4,409
Total Assets                $ 12,346         $ 38,864         $  7,249         $ 58,459

1998
Sales                       $ 16,030         $ 22,930         $     --         $ 38,960
Operating Costs                9,488           14,057               --           23,545
                            --------         --------         --------         --------
Gross Profit                $  6,542         $  8,873         $     --         $ 15,415
S, G&A Expense                 6,544            6,272            2,886           15,702
Other Expense/Income            (453)             (70)            (581)          (1,104)
Corporate Allocation           1,764            2,328           (4,092)              --
Income Taxes                      --               --               55               55
                            --------         --------         --------         --------
Net Income                  $ (1,314)        $    343         $ (1,732)        $    762
Total Assets                $ 15,535         $ 38,000         $  8,265         $ 61,800

1997
Sales                       $ 15,387         $ 26,135         $     --         $ 41,522
Operating Costs                9,320           13,899               --           23,219
                            --------         --------         --------         --------
Gross Profit                $  6,067         $ 12,236         $     --         $ 18,303
S, G&A Expense                 7,761            6,141            8,007           21,909
Other Expense/Income            (406)            (363)          (2,293)          (3,062)
Corporate Allocation           1,940            2,476           (4,416)              --
Income Taxes                      --               --              132              132
                            --------         --------         --------         --------
Net Income                  $ (3,228)        $  3,982         $ (1,430)        $   (676)
Total Assets                $ 16,075         $ 57,752         $ 24,604         $ 98,431

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         1. Financial statements and report of Balukoff, Lindstrom & Co., P.A. Independent Auditors' Report
               Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended
                    December 31, 1999, 1998, and 1997
               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997
               Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 1998, and 1997
               Notes to Consolidated Financial Statements

         2. Financial statement schedules

               Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

         3. Exhibits

Exhibit No.            Description                                                     Incorporated by Reference from
                                                                                              Registrant's

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

    10.26      Amended and Restated American Ecology Corporation 1992 Stock            Proxy Statement dated 4-26-94
               Option Plan *

    10.27      Amended and Restated American Ecology Corporation 1992 Outside          Proxy Statement dated 4-26-94
               Director Stock Option Plan *

    10.28      American Ecology Corporation 401 (k) Savings Plan *                     1994 Form 10-K

    10.29      American Ecology Corporation Retirement Plan *                          1994 Form 10-K

    10.33      Lease Agreement between American Ecology Corporation and VPM            Form S-4 filed 12-24-92
               1988-1, Ltd. dated October 14, 1992

    10.34      Rights Agreement dated as of December 7, 1993 between American          Form 8-K dated 12-7-93
               Ecology Corporation and Chemical Shareholders Services Group,
               Inc. as Rights Agent

    10.36      Settlement Agreement dated September 24, 1993 by US Ecology,
               Inc., the State of Nevada, the Nevada State Environmental               1993 Form 10-K
               Commission, and the Nevada Dept. of Human Resources

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

    10.50      Increase Additional Number of Share Options to Directors Plan of        Form S-8 dated 12-30-98
               1992

    10.51      Increase Additional Number of Share Options of 1992 Employees           Form S-8 dated 12-20-99
               Plan

    10.52      Amended and Restated American Ecology Corporation 1992 Outside          Proxy Statement dated 4-8-98
               Director Stock Option Plan

    10.53      Amended and Restated American Ecology Corporation 1992 Stock            Proxy Statement dated 4-12-99
               Option Plan

    21         List of Subsidiaries                                                    1994 Form 10-K

    23.2       Consent of Balukoff, Lindstrom & Co., P.A.

    27         Financial Data Schedule

        *Management contract or compensatory plan.

         (b) REPORTS ON FORM 8-K


   16.1     Change of Auditors Letter - November 25, 1996                         Form 8-K

   10.44    Series E Redeemable Convertible Preferred Stock - November 27, 1996   Form 8-K

   10.45    Third Amended & Restated Credit Agreement - February 18, 1997         Form 8-K

   10.48    Court Judgement Houston 88-January 26, 1998                           Form 8-K

   10.49    Bank Restructure-Chase Bank of Texas N.A. November 19, 1998           Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN ECOLOGY CORPORATION



Dated: March 30, 2000                     By: /s/ Jack K. Lemley
                                              ------------------------
                                              Jack K. Lemley
                                              Chairman of the Board, Chief
                                              Executive Officer and President


SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----

/s/ Jack K. Lemley                  Chairman of the Board, Chief                March 30, 2000
---------------------------         Executive Officer and President             --------------
JACK K. LEMLEY


/s/ James R. Baumgardner            Chief Financial  Officer                    March 30, 2000
---------------------------                                                     --------------
JAMES R. BAUMGARDNER


/s/ Robert S. Thorn                 Chief Accounting Officer                    March 30, 2000
---------------------------                                                     --------------
ROBERT S. THORN


/s/ Rotchford L. Barker             Director                                    March 30, 2000
---------------------------                                                     --------------
ROTCHFORD L. BARKER


/s/ Paul Bergson                    Director                                    March 30, 2000
---------------------------                                                     --------------
PAUL BERGSON


/s/ Patricia M. Eckert              Director                                    March 30, 2000
---------------------------                                                     --------------
PATRICIA M. ECKERT


/s/ Edward F. Heil                  Director                                    March 30, 2000
---------------------------                                                     --------------
EDWARD F. HEIL


/s/ Paul F. Schutt                  Director                                    March 30, 2000
---------------------------                                                     --------------
2000
----
PAUL F. SCHUTT

/s/ John J. Scoville                Director                                    March 30, 2000
---------------------------                                                     --------------
JOHN J. SCOVILLE

/s/ Keith D. Bronstein              Director                                    March 30, 2000
---------------------------                                                     --------------
KEITH D. BRONSTEIN

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        AMERICAN ECOLOGY CORPORATION


Dated: March 30, 2000                   By:
                                           ---------------------------
                                           Jack K. Lemley
                                           Chairman of the Board, Chief
                                           Executive Officer and President

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----


                           Chairman of the Board, Chief                         March 30, 2000
--------------------       Executive Officer and President                      --------------
JACK K. LEMLEY

                           Chief Financial  Officer                             March 30, 2000
                                                                                --------------
--------------------
JAMES R. BAUMGARDNER


ROBERT S. THORN            Chief Accounting  Officer                            March 30, 2000
--------------------                                                            --------------


                           Director                                             March 30, 2000
--------------------                                                            --------------
ROTCHFORD L. BARKER


                           Director                                             March 30, 2000
--------------------                                                            --------------
PAUL BERGSON


                           Director                                             March 30, 2000
--------------------                                                            --------------
PATRICIA M. ECKERT


                           Director                                             March 30, 2000
--------------------                                                            --------------
EDWARD F. HEIL


                           Director                                             March 30, 2000
--------------------                                                            --------------
PAUL F. SCHUTT


                           Director                                             March 30, 2000
--------------------                                                            --------------
JOHN J. SCOVILLE


                           Director                                             March 30, 2000
--------------------                                                            --------------
KEITH D. BRONSTEIN

                                   Exhibit 27

                                 EXHIBIT INDEX

Exhibit No.            Description                                                     Incorporated by Reference from
                                                                                              Registrant's

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

    10.26      Amended and Restated American Ecology Corporation 1992 Stock            Proxy Statement dated 4-26-94
               Option Plan *

    10.27      Amended and Restated American Ecology Corporation 1992 Outside          Proxy Statement dated 4-26-94
               Director Stock Option Plan *

    10.28      American Ecology Corporation 401 (k) Savings Plan *                     1994 Form 10-K

    10.29      American Ecology Corporation Retirement Plan *                          1994 Form 10-K

    10.33      Lease Agreement between American Ecology Corporation and VPM            Form S-4 filed 12-24-92
               1988-1, Ltd. dated October 14, 1992

    10.34      Rights Agreement dated as of December 7, 1993 between American          Form 8-K dated 12-7-93
               Ecology Corporation and Chemical Shareholders Services Group,
               Inc. as Rights Agent

    10.36      Settlement Agreement dated September 24, 1993 by US Ecology,
               Inc., the State of Nevada, the Nevada State Environmental               1993 Form 10-K
               Commission, and the Nevada Dept. of Human Resources

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

    10.50      Increase Additional Number of Share Options to Directors Plan of        Form S-8 dated 12-30-98
               1992

    10.51      Increase Additional Number of Share Options of 1992 Employees           Form S-8 dated 12-20-99
               Plan

    10.52      Amended and Restated American Ecology Corporation 1992 Outside          Proxy Statement dated 4-8-98
               Director Stock Option Plan

    10.53      Amended and Restated American Ecology Corporation 1992 Stock            Proxy Statement dated 4-12-99
               Option Plan

    21         List of Subsidiaries                                                    1994 Form 10-K

    23.2       Consent of Balukoff, Lindstrom & Co., P.A.

    27         Financial Data Schedule