Form 10-Q
period 2000-03-31
AMERICAN ECOLOGY CORP
filed 2000-05-15
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  For the Quarterly Period Ended March 31, 2000


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

         At May 11, 2000 Registrant had outstanding 13,704,041 shares of its Common Stock.

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

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                                                            PAGE
Item 1.       Consolidated Financial Statements


              Consolidated Balance Sheet                                                                      4
                (Unaudited)

              Consolidated Statements of Operations                                                           5
                (Unaudited)

              Consolidated Statements of Cash Flows                                                           6
                (Unaudited)

              Consolidated Statements of Shareholder's Equity                                                 7
                (Unaudited)

              Notes to Consolidated Financial Statements                                                      8

Item 2.       Management's Discussion and Analysis of Financial Condition of Operations                      13

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              16

Item 2.       Changes in Securities                                                                          17

Item 3.       Defaults upon Senior Securities                                                                17

Item 4.       Submission of Matters to a Vote of Security Holders                                            17

Item 5.       Other Information                                                                              17

Item 6.       Exhibits and Reports on Form 8-K                                                               17

              Signatures                                                                                     20

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                                March 31,      December 31,
                                                                                                  2000             1999
                                                                                                --------       -----------
ASSETS
Current Assets:
    Cash and cash equivalents                                                                   $  3,866         $  4,771
    Receivables, net of allowance for doubtful
      accounts of $731 and $619 respectively                                                       6,471            7,696
    Income taxes receivable                                                                          740              740
    Prepayments and other                                                                          1,063            1,207
                                                                                                --------         --------
      Total current assets                                                                        12,150           14,414

Cash and investment securities, pledged                                                              479              226
Property and equipment, net                                                                       14,167           12,818
Deferred site development costs                                                                   27,430           27,430
Intangible assets relating to acquired businesses, net                                               384              390
Other assets                                                                                       3,187            3,181
                                                                                                --------         --------
      Total Assets                                                                              $ 57,797         $ 58,459
                                                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current portion of long term debt                                                           $    394         $    781
    Accounts payable                                                                               2,527            2,706
    Accrued liabilities                                                                           10,976           12,334
    Deferred site maintenance, current portion                                                       700              700
    Income taxes payable                                                                             264              202
                                                                                                --------         --------
      Total current liabilities                                                                   14,861           16,723

Long term debt, excluding current portion                                                          3,587            3,569

Deferred site maintenance, excluding current portion                                              16,480           16,585
Commitments and contingencies
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                                        --
                                                                                                                       --
    Series D cumulative convertible preferred stock, $.01 par value,
      100,001 authorized, 5,263 shares converted and retired                                           1
                                                                                                                        1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired                                        --               --
    Common stock, $.01 par value, 50,000,000 authorized, 13,704,050
      and 13,704,050 shares issued and outstanding, respectively                                     137              137
    Additional paid-in capital                                                                    54,513           54,513
    Retained earnings (deficit)                                                                  (31,782)         (33,069)
                                                                                                --------         --------
      Total shareholders' equity                                                                  22,869           21,582
                                                                                                --------         --------
         Total Liabilities and Shareholders' Equity                                             $ 57,797         $ 58,459
                                                                                                ========         ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ in 000's except per share amounts)


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                    2000              1999
                                                                                    ----              ----
Revenues                                                                        $  9,319          $  9,179
Operating Costs                                                                    4,875             4,822
                                                                                --------          --------

Gross profit                                                                       4,444             4,357
Selling, general and administrative expenses                                       3,263             4,373
                                                                                --------          --------

Income (loss)  from operations                                                     1,181               (16)
Investment income                                                                    177                43
Gain on sale of assets                                                                 1                --
Other income                                                                         124                98
                                                                                --------          --------

Net Income before income taxes
                                                                                   1,483               125
Provision for income taxes                                                           101                 6
                                                                                --------          --------

Net income                                                                         1,382               119
Preferred stock dividends                                                            100               103
                                                                                --------          --------
Net income available to common
     shareholders                                                                  1,282                16
                                                                                ========          ========

Basic earnings per share                                                        $   .094          $   .001
                                                                                ========          ========

Diluted earnings per share                                                      $   .082          $   .001
                                                                                ========          ========

Dividends paid per common share                                                       --                --








See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                               Three Months Ended March 31,
                                                                                 2000                   1999
                                                                                 ----                   ----
Cash flows from operating activities:
     Net income                                                              $  1,381                 $  119
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                              626                    783
       Income taxes payable                                                        63                    (18)
     Changes in assets and liabilities:
       Receivables                                                                                     3,352
                                                                                  727
       Investment securities classified as trading                                 (3)                   308
       Other assets                                                               562                     66
       Accounts payable and accrued liabilities                                (2,227)                (3,926)
       Deferred site maintenance                                                 (106)                   (97)
                                                                             --------                 ------
         Total adjustments                                                       (358)                   468
                                                                             --------                 ------

Net cash provided by (used in) operating activities                             1,023                    587
                                                                             --------                 ------

Cash flows from investing activities:
     Capital expenditures                                                      (1,309)                  (246)
       Transfers from cash & investment securities pledged                       (250)                    --
     Site development costs, including capitalized interest                        --                   (404)
                                                                             --------                 ------
Net cash used in investing activities                                          (1,559)                  (650)
                                                                             --------                 ------

Cash flows from financing activities:
     Proceeds from issuances of indebtedness                                       --                  1,300
     Repayments of indebtedness                                                  (369)                   (29)
     Payment of cash dividends                                                     --                 (1,354)
                                                                             --------                 ------
Net cash provided by (used in) financing activities                              (369)                   (83)
                                                                             --------                 ------

Increase (decrease) in cash and cash equivalents                                 (905)                  (146)
Cash and cash equivalents at beginning of period                                4,771                  4,442
                                                                             --------               --------
Cash and cash equivalents at end of period                                   $  3,866               $  4,296
                                                                             ========               ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest, net of amounts capitalized                                  $     60               $     26
       Income taxes                                                               114                      6
          Acquisitions of equipment with capital leases                            40                     --







See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                   ADDITIONAL          RETAINED
                                                   PREFERRED         COMMON           PAID-IN          EARNINGS
                                                       STOCK          STOCK           CAPITAL         (DEFICIT)
                                                       -----          -----           -------         ---------
         Balance, December 31, 1999                   $    1          $ 137          $ 54,513         $ (33,069)


         Net Income                                       --             --                --             1,382
         Common stock issuance                            --             --                --                --
         Dividends of preferred stock                     --             --                --              (100)
         Preferred stock-retired                          --             --                --                --
         Paid in capital-warrants                         --             --                --                --
         Other adjustments
                                                          --             --                --
                                                          --             --                --
                                                      ------         ------          --------         ---------
         Balance, March 31, 2000                      $    1         $  137          $ 54,513         $ (31,782)
                                                      ======         ======          ========         =========




     The accompanying notes are an integral part of these financial statements

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION.

The Company pursuant to the rules and regulations of the Securities and Exchange Commission has prepared the accompanying unaudited financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to GAAP (Generally Accepted Accounting Principles). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2.    LONG-TERM DEBT.

Long-term debt at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                                          March 31,            December 31,
                                                                               2000                   1999
                                                                           --------               --------
           Note payable                                                     $ 1,781                $ 1,847
           Capital lease obligations and other                                2,200                  2,503
                                                                            -------                -------
                                                                              3,981                  4,350

           Less: Current maturities                                            (394)                  (781)
                                                                            -------                -------
           Long term debt                                                   $ 3,587                $ 3,569
                                                                            =======                =======



Aggregate maturity of long term debt and future minimum payments under capital leases is as follows (in thousands):

                                                                         March 31,            December 31,
                          2000                                              $  394                 $   781
                          2001                                               2,012                   1,631
                          2002                                                 748                     730
                          2003                                                 611                     520
                          2004                                                 216                     688
                                                                            ------                 -------
                          TOTAL                                             $3,981                 $ 3,569
                                                                            ======                 =======



The Company borrowed $1.3 million from two of its board members in March, 1999 and issued unsecured notes at 9% interest which mature September 2, 2001. The Company is prohibited from paying dividends on common or preferred shares until these notes are retired.

In April 2000, the Company signed an agreement for $1.5 million of long-term capital leases and executed $513,000 in lease obligations. The Company also signed a financing agreement for insurance premiums in the amount of $705,000 due by March 1, 2001.

The Company maintains a banking line of credit for $500,000 which it has not activated.

NOTE 3.      EARNINGS PER SHARE.

Earnings per common share are calculated in accordance with SFAS No. 128 for the three months ended March 31, 2000 and 1999 on basic and full diluted earnings per common share, respectively. The following table shows the number of shares used to calculate basic and fully diluted earnings per share.

(in thousands except per share)                                                         Three Months Ended
                                                                                              March 30,
                                                                                 2000                        1999
                                                                                 ----                        ----
                          Basic
Net income available to common shareholders
                                                                                1,282                          16
Weighted average common shares outstanding                                     13,704                      13,557
Net income per share, basic                                                   $   .09                     $  .001
                                                                              =======                     =======

                         Diluted
Weighted average common shares outstanding                                     13,704                      13,557
Dilutive effect of common stock options and warrants                            1,930                        .005
                                                                              -------                     -------

Total weighted average common and dilutive shares
 outstanding                                                                   15,634                      14,562
Net income per share, diluted                                                 $   .08                     $  .001
                                                                              =======                     =======


NOTE 4.      DEFERRED SITE DEVELOPMENT COSTS.

The Company has a license to construct and operate a low-level radioactive waste ("LLRW") disposal facility to serve the Southwestern Compact in California ("Ward Valley facility") and has been selected to obtain a license to develop and operate a LLRW disposal facility for the Central Interstate Compact ("CIC") in Nebraska ("Butte facility").

The Company believes the State of California, where the Ward Valley Site is located, has abandoned its efforts to obtain the project property from the U.S. Department of the Interior. On May 2, 2000, US Ecology, a wholly owned subsidiary of the Company, filed suit against the State of California and its Governor in Superior Court for the County of San Diego seeking monetary damages stemming from the state's failure to comply with state and federal laws and an order forcing the state to honor its contractual relationship with the Company. The damages sought are in excess of $162 million for costs incurred, interest, and lost profits. The company also continues to protect its investment in the Ward Valley project in federal court through two lawsuits filed against the Federal government in early 1997. The suits are based on actions by Interior Secretary Bruce Babbitt purporting to rescind his predecessor's decision to transfer the Ward Valley site to California. The first case, filed in the United States Court of Federal Claims, seeks monetary damages in excess of $73 million. On March 27, 2000, the court dismissed this case. The Company promptly appealed. No schedule has been set for this appeal. The second case, filed in the Federal District Court for the District of Columbia, seeks injunctive relief and a writ of mandamus ordering delivery of the Ward Valley site land to California. The trial court rendered an adverse judgment in this action on March 31, 1999, which the Company has also appealed. The United States Court of Appeals for the District of Columbia Circuit has scheduled oral arguments in this case for September, 2000.

All costs through July 31, 1999 related to the development of the Ward Valley facility were capitalized and since then have been expensed as incurred. After adjusting for a 1998 bank settlement , the Company had deferred $20,952,000 (36% of total assets) of pre-operational facility development costs for the Ward Valley facility, of which $895,000 represents capitalized interest, as of March 31, 2000.

The Company has incurred reimbursable costs and received revenues for the development of the Butte, Nebraska disposal facility under a contract with the CIC Commission. While the Company, through is subsidiary US Ecology, has an equity position in the project, it has acted principally as a contractor to the CIC. Major generators of waste within the CIC's five-state region have provided approximately 89% of the funds expended to develop the Butte facility. As of March 31, 2000, the Company has contributed and capitalized approximately $6,478,000 of costs (11% of total assets)for the Butte facility, $386,000 of which is capitalized interest.

In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the Butte facility. At the CIC's direction, US Ecology filed a Petition for a Contested Case challenging the State license denial in January, 1999. Major waste generators funding the development project filed suit in the Federal District Court for Nebraska in December 1998 seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with its contested case hearing on the license denial. US Ecology subsequently intervened as a plaintiff. As anticipated, revenue from the project declined substantially following the shift in project focus from licensing to litigation.

 On April 12, 2000, the United States Court of Appeals for the Eighth Circuit upheld a preliminary injunction issued in United States District Court enjoining the State of Nebraska hearing process. The Eighth Circuit also affirmed a District Court ruling that Nebraska waived a portion of its sovereign immunity when it joined the CIC. Additional appeals by the State of Nebraska are pending before the Eighth Circuit. The Company believes the case will go to trial in 2001. The major waste generators are funding the CIC to maintain the Butte facility pending the outcome of litigation.

 Management believes the company's legal position in each of the above legal matters have substantial legal merit. The Company intends to continue devoting resources necessary to pursue all three Ward Valley legal actions, and to continue pursuing its remedies in federal court regarding the Nebraska licensing process. The Company believes that the deferred site development costs for the Butte, Nebraska facility will be realized and that its investment in Ward Valley will be recouped; however, there can be no assurance that the company will recover its investment in either project. The timing and outcome of pending litigation cannot be predicted. Failure to develop the Butte facility or recover costs from either facility through legal recourse, would have a material adverse effect on the Company's financial condition

The following table shows the ending capitalized balances for deferred site development costs with no change for the periods ended March 31, 2000 and December 31, 1999 in thousands of dollars:

                                   Capitalized Costs   Capitalized Interest         Total
                                   -----------------   --------------------         -----
Ward Valley, CA Project                $    20,057           $     895          $  20,952
Butte, Nebraska Project                      6,092                 386              6,478
                                       -----------           ---------          ---------

Total                                  $    26,149           $   1,281          $  27,430

In July 1999, the Company elected not to capitalize further contributions to either project. These costs remain capitalized on the Company's books while it pursues legal actions to protect its investments.

NOTE 5.  INCOME TAXES.

The Company had an effective federal tax rate of 0% on March 31, 2000 and December 31, 1999 respectively. The statutory rate of 34% is offset by a valuation allowance for deferred tax assets of approximately 35%. This valuation allowance was established for certain deferred tax assets due to realization of uncertainties inherent with long-term deferred site maintenance costs, uncertainties regarding future operating results. and limitations on utilization of acquired net operating loss carry forwards for tax purposes. At March 31, 2000, the available net operating loss carry forward was $31.3 million. This unrestricted net operating loss carry forward expires as follows:

     -        $4.3 million in 2010
     -        $8.7 million in 2011
     -        $7.8 million in 2012
     -        $6.9 million in 2013
     -        $3.6 million in 2014

The limited portion subject to Internal Revenue Service ("IRS") Code Section 382 is $2.7 million and expires beginning 2006.

As of March 31, 2000, certain refund claims had not been received and $740,000 is reflected as income taxes receivable. The Company has filed an amended federal income tax refund claim for approximately $740,000. On September 29, 1999 the IRS proposed to deny this claim. On November 29, 1999 the Company protested this denial, which is currently pending with the IRS. The Company believes its claim was improperly denied and intends to continue efforts to obtain the $740,000 refund from the IRS.

While this $740,000 refund claim was outstanding, the Company sold this claim for $736,000 to its bank in November 1998 with recourse. The Company subsequently agreed to buy back 25% of the tax refund claim for $184,000. The Company has been making monthly payments to satisfy this obligation, with final payment due in October 2000. In the event the Company's protest to the IRS is unsuccessful, it has an obligation to pay 75% of the claim or $552,000 to its prior bank, which purchased the claim with recourse.

NOTE 6.  ENVIRONMENTAL LIABILITIES.

The Company has financial commitments for costs associated with future obligations for closure and/or post-closure maintenance at facilities it operates or is otherwise responsible for. The final closure and post-closure liabilities are covered by insurance policies should the Company fail to comply with its obligations. The total estimated final closure and post-closure cost must be fully accrued for each landfill at the time the site discontinues accepting waste and is closed.

Environmental Matters

The Company has reserves and insurance policies for costs associated with future closure and post-closure obligations for both current and formerly operated disposal facilities. The Company has established reserves and insurance policies for these commitments based on professional engineering studies and interpretations of current and potential regulatory requirements performed at least annually. Costs accounted for include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring, and other monitoring and routine maintenance costs required after a disposal site stops accepting waste. The Company believes it has made adequate accounting through reserves and the insurance policy for closure and post-closure obligations.

The Company estimates that the aggregate final closure and post-closure costs for all insured facilities owned or operated was approximately $17,180,000 as of March 31, 2000. The Company has remaining a four-year prepaid insurance policy for these facilities, and has also set aside investment securities to pay certain deductible limits.

Management believes that disposition of these environmental matters will not have a material, adverse effect on the financial condition of the Company. Operation of disposal facilities creates operational, monitoring, site maintenance, closure and post-closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of such costs, regulations, statutes, or other future events affecting its facilities.

Financial Assurance and Site Maintenance

When disposal facilities reach capacity or upon lease or license termination dates, they must be closed and then maintained for a prescribed period. In the case of hazardous waste facilities, federal regulation requires that operators demonstrate financial capability to close on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's RCRA closure/post-closure plan.

The Company has provided letters of credit, trust funds and certificates of insurance, as financial assurance to meet closure and post closure obligations at its hazardous waste facilities. Cash and investment securities totaling $479,000 at March 31, 2000 and $226,000 at December 31, 1999 have been pledged as collateral for these obligations. Management believes that $479,000 is an adequate reserve combined with the letters of credit, certificates of insurance, and corporate guarantees maintained as financial assurance.

NOTE 7. OPERATING SEGMENTS

Summarized financial information concerning the Company's reportable segments are shown below. The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates two business segments, Chemical Services and LLRW Services. The Chemical Services division processes and disposes of hazardous, PCB and non-hazardous waste. The LLRW Services division processes, packages, and disposes of material contaminated with low-level and naturally occurring radioactive material. Segment data includes inter-company transactions at cost, as well as allocation for certain corporate costs. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

Reported in ($000)                         Chemical Services       LLRW Services     Corporate & Other              Total
------------------                         -----------------       -------------     -----------------              -----
3 Months Ending March 31, 2000
Sales                                            $     3,724         $     5,768           $      (173)        $    9,319
Operating Costs
                                                       2,220               2,777                  (122)             4,875
                                                 -----------         -----------           -----------         ----------
Gross Profit                                     $     1,504         $     2,991           $       (51)        $    4,444
S, G&A Expense                                           734               1,568                   961              3,263
Interest Expense/(Income)                                (31)                 23                (1,299)            (1,307)
Corporate Allocation                                     390                 615                                    1,005
Federal Taxes                                             --                  --                   101                101
                                                 -----------         -----------           -----------         ----------
Net Income                                       $       411         $       785           $       186         $    1,382

Total Assets                                     $    14,755         $    37,175           $     5,867         $   57,797

3 Months Ending March 31, 1999

Sales                                            $     3,876         $     5,615           $      (312)        $    9,179
Operating Costs                                        2,265               2,925                  (368)             4,822
                                                 -----------         -----------           -----------         ----------
Gross Profit                                     $     1,611         $     2,690           $        56         $    4,357
S, G&A Expense                                         1,460               1,559                 1,354              4,373
Interest Expense/(Income)                               (102)                 12                   (51)               (98)
Corporate Allocation                                     407                 555                  (962)               (43)
Federal Taxes                                             --                  20                   (14)                 6
                                                 -----------         -----------           -----------         ----------
Net Income                                       $      (154)        $       544           $      (271)        $      119

Total Assets                                     $    14,263         $    36,066           $     7,468         $   57,797

NOTE 8.    CASH AND INVESTMENT SECURITIES.

The Company and its wholly owned subsidiary American Liability and Excess Insurance Company ("ALEX"), a captive insurance company, maintains a securities portfolio with a national brokerage firm. At March 31, 2000, ALEX held $2,179,000 of cash and securities classified as trading. This amount decreased to $2,042,000 in fair market value as of April 24, 2000. The Company has pledged $479,000 of these monies as security for various insurance policies. ALEX is currently inactive and maintains an investment portfolio that is used for insurance deductibles.

NOTE 9.     COMMITMENTS AND CONTINGENCIES.

The Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities in the ordinary course of conducting business. Actions may also be brought by individuals or groups of individuals in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of its operations.

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

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection with such matters. At this time, management believes that its reserves and insurance are adequate.

There have been no significant changes in commitments and contingencies other than that included in Part II, Item 1. of this report, Legal Proceedings.

NOTE 10.    PREFERRED STOCK.

In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") in a private offering to four of its directors for $3,000,000 in cash. The Series E bore an 11.25% annual dividend, paid quarterly in shares of the Company's common stock, and was issued to fulfill a prior banking requirement. No voting rights or powers apply.

On February 10, 1998 the Company concluded its rights offering and carried out a partial redemption of the Series E for common stock and a mandatory conversion to cash for the remaining Series E holders. This preferred stock was then considered converted and retired, but carries 3,000,000 warrants with no assigned value, and a $1.50 per share exercise price which expire in June, 2008.

In September 1995, the Board of Directors authorized issuance of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("Series D")., The issuance of 105,264 of Series D shares and warrants allowed Series D holders to purchase 1,052,640 shares of the Company's common stock. The Company Series D with warrants were sold in a private offering to members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities were deducted from the proceeds. Each Series D share is convertible at any time, at the option of the holder, at the current conversion rate of common shares of the Company as specified in the designation certificate.

On September 12, 1999 the warrants on the Series D expired, except one Series D holder. The Company extended an offer to all Series D holders to extend the warrants until September 13, 2002 if they converted their Series D to common stock. One Series D holder converted 5,263.2 preferred shares for common shares and extended 64,211 warrants. Each warrant has an exercise price of $4.75. Since their value is deemed de minimus, no value is assigned to these warrants in the accompanying consolidated financial statements. 100,001 shares of Series D preferred stock remain outstanding. Dividends on Series D Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Covenants in notes payable prohibit the payment of dividends. At March 31, 2000, accrued dividends totaled $497,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion and analysis contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in these forward-looking comments. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in Notes 2, 3, 4 and 5 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below. Certain factors that may influence actual operations in the future are discussed in the Company's Form 10-K for the year ended December 31, 1999 in Part I, Item 1. Business.

The Company mainly derives its revenues from fees charged for processing and disposal of hazardous, non-hazardous, and low-level radioactive waste. Revenues are also derived from rebuilding electric motors from nuclear power plants, brokering LLR and Hazardous Waste, and field service operations. For the quarter ending March 31, 2000, revenues increased 1.5 % to $9,319,000 compared to $9,179,000 for the same period in 1999.

Disposal fees are assessed to the customers of the Company's operating facilities. These may include state and local fees, and are generally based on the volume or weight of waste deposited. The Company may incur additional costs to process waste (e.g. by compaction or decontamination), stabilize waste (e.g. mixing with concrete), or transporting waste. Some of these costs create inter-company charges and revenues, all of which have been eliminated in these consolidated financial statements.

Operating expenses include direct and indirect costs for labor, maintenance and repairs, subcontracted costs and equipment, insurance, taxes and accruals for burial fees and other costs. The Company has properly accounted for fees assessed by regulatory authorities for the issuance of permits and licenses.

Selling, general & administrative costs include management salaries, sales and marketing efforts, clerical and administrative costs, legal fees, office rentals, corporate insurance, and other administrative costs for the general corporate overhead.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The following table shows for a comparison of the two service groups without inter-company or consolidated corporation costs or the captive insurance company ALEX.

Condensed Statement of Operations

Reported in $000                                March 31, 2000                                 March 31, 1999
                                       Chemical                    LLRW               Chemical                   LLRW
                                       --------                    ----               --------                   ----
Operating revenues                   $    3,724             $     5,768             $    3,876            $     5,615
Operating costs                           2,220                   2,777                  2,265                  2,925
                                     ----------             -----------             ----------            -----------
Gross Profit                         $    1,504             $     2,991             $    1,611            $     2,690
S, G & A                                    734                   1,568                  1,460                  1,559
                                     ----------             -----------             ----------            -----------
Income (loss) from
operations                           $      770             $     1,423             $      151            $     1,131

Other income (expense)               $      359             $       638             $      305            $       587
                                     ----------             -----------             ----------            -----------

Net Income (loss)                    $      411             $       785             $     (154)           $       544
                                     ==========             ===========             ==========            ===========



The following table sets forth items in the Statements of Operations for the periods ended March 31, 2000 and March 31, 1999, as a percentage of revenue:

                                                                                  Percentage of Revenues for
                                                                                           March 31,
                                                                                           ---------
                                                                                  2000                    1999
                                                                                  ----                    ----
Revenues                                                                         100.0%                  100.0%
Operating costs                                                                   52.3                    52.5
                                                                                ------                  ------
Gross profit                                                                      47.7                    47.5
Selling, general and administrative expenses                                      35.0                    47.6

Income (loss) from operations                                                     12.7                    (.2)
Other (income) expense, net                                                       (3.2)                   (1.5)
                                                                                ------                  ------

Income (loss) before income taxes                                                 15.9                     1.4
Income tax expense (benefit)                                                       1.1                      .1
Preferred stock dividends                                                          1.1                     1.1
                                                                                ------                  ------
Net income (loss) to common shareholders                                          13.8%                     .2%
                                                                                ======                  ======




Revenues
Net sales for the first quarter of 2000 were $9,319,000 an increase of $140,000, or 1.5%, over the first quarter of 1999. These sales were 60% LLRW Services and 40% Chemical Services. LLRW sales grew by 3% and Chemical sales declined by 4% over the same quarter last year.

Operating Costs
The operating costs increased $53,000 to $4,875,000 in the first quarter of 2000 compared to the first quarter of 1999. This is increase is a 1% increase in operating costs a relatively parallel to the 1.5% increase in revenues for the same period.

The gross margin for the first quarter of 2000 was 47.7%, a slight improvement from the 47.5% gross margin realized in the first quarter of 1999. The improvement in gross margin was primarily due to the favorable effect of fixed costs allocated across slightly higher sales.

Selling, general and administrative (SG&A)
SG&A expenses for the first quarter 2000 dropped to $3,263,000, a decrease of $1,110,000 from the $4,373,000 reported for the first quarter 1999. As a percentage of sales, SG&A decreased from 48% for the first quarter 1999 to 35% for the first quarter of 2000. The significant decrease in SG&A resulted from continued implementation of spending controls $308,000, elimination of administrative expenses of associated with the transportation unit (sold in May
1999) $233,000, lower administrative costs for the CIC 10,000, reduced costs on the Chemical Services facilities of $319,000 and $240,000 for the LLRW services. The Company capitalized of a portion of corporate and site overhead into the El Centro municipal solid waste landfill project.

Other Costs, Income and Investment Income
Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's stock portfolio classified as trading securities. As of March 31, 2000 the Company reported investment income of $177,000 compared to $43,000 for the first quarter of 1999. The main reason for this increase was favorable market conditions in the first quarter of 2000. By mid-April, the fair market value of the portfolio had declined by about $137,000.

The Company incurred interest expense of $60,000 as of March 31, 2000 compared to $26,000 for the same period in 1999. The increase was due to additional financing required for long-term leases on earth moving equipment used at the Beatty, Nevada and Richland, Washington facilities.

Income Taxes
The Company had an effective federal tax rate of 0% at March 31, 2000 and December 31, 1999 respectively. However, for the first quarter of 2000 the Company recognized a tax obligation of $101,000 associated with investment income earned and Alternative Minimum Tax. The Company believes that this tax expense will be reduced after preparation of its consolidated income tax return for the year.

Net Income
The combination of slightly higher sales, slightly higher gross margin and a significant reduction in operating expense provided strong operating leverage. This improved the operating margin to 13% of sales, compared to an operating loss in the first quarter of 1999. This significantly higher operating margin, combined with investment and other income, resulted in a net income of $1,483,000 for the quarter compared to net income of $119,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

 On March 31, 2000, cash, cash equivalents and short-term investments totaled $3,866,000, a decrease of $905,000 from December 31, 1999. The decrease in cash, cash equivalents and short-term investments was primarily due to increased capital expenditures. Accounts receivable totaled $6,471,000 at the end of the first quarter 2000, a decrease of $1,225,000 from the fourth quarter 1999. The Company's "days sales outstanding" improved from 63 days at March 31, 1999 to 49 days at March 31, 2000. Capital spending in the first quarter of fiscal 2000 increased significantly over the $246,000 spent in the first quarter 1999 to $1,696,000 in the first quarter of 2000 and was primarily attributable to the investment in the Company's El Centro municipal solid waste landfill. The Company currently expects that total capital expenditures for fiscal 2000 will be between $7 million and $9 million.

On March 31, 2000 the Company's liquidity, as measured by the current ratio, decreased slightly, as the current ratio dropped from 0.86:1.0 at December 31, 1999 to 0.82:1.0. Additionally, the Company's working capital deficit increased from $2,711,000 from $2,309,000 at December 31, 1999. However, the Company has shown significant progress in reducing its working capital deficit over the past several years. The working capital deficit of $2,711,000 at March 31, 2000 compared favorably to deficits of $7,281,000 and $16,807,000 at March 31, 1999 and March 31, 1998, respectively. This reduced working capital deficit reflects improved collection of accounts receivable, payment of outstanding accounts payable, and reduction in other current obligations in the past 3 years. During the 3 months ended March 31, 2000, the Company generated $1,023,000 in cash from operations, which compared favorably to the $587,000 cash generated from operations during the same period last year. The increased cash from operations was principally the result of increased profitability and improved collections.

At March 31, 2000, the Company continued to maintain a $500,000 line of credit with a local bank. The credit facility was not utilized during the quarter. Also during the quarter the Company received a commitment from an equipment supplier to provide $705,000 in equipment financing for equipment to be purchased in the second quarter of 2000. The Company expects to utilize this equipment financing to support the purchase of heavy equipment needed to operate the Company's new municipal solid waste landfill, El Centro.

Seasonal Effects

Operating revenues are generally lower in the winter months, and increase in the warmer summer months. However, both Chemical and LLRW Services revenues are more affected by market conditions than seasonality.



PART II      OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS.

In the ordinary course of conducting business, the Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities, individuals or groups of individuals in connection with permitting or repermitting facilities, alleged violations of existing permits, or damages claimed as a result of alleged exposure to hazardous substances purportedly released from Company operated sites, and related litigation. The Company maintains insurance intended to cover property, environmental and personal injury claims asserted as a result of its operations. Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Except as described below, there were no material developments with regard to previously reported legal proceedings:

One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States, and in a case against the State of California, in which one or more outcomes may have a significant favorable future impact on the Company. In the first federal case, US Ecology is suing to recover development costs, as well as lost profits and lost opportunity costs related to development of the Southwestern LLRW Compact disposal facility in Ward Valley, California. The court dismissed this case on March 27, 2000. The Company has appealed. In the second case, US Ecology is seeking an order (writ of mandamus) from a federal court to compel completion of the federal land transfer required for construction of the state-licensed facility to proceed. The trial court rendered an adverse judgment in this case on March 31, 1999, which the Company has also appealed. In a further effort to protect its investment in the Ward Valley project, the Company filed a lawsuit against the State of California on May 2, 2000, seeking (1) a writ of mandate to compel California to acquire the property to build the Ward Valley project, (2) a court declaration of the state's duties to the Company, and (3) damages in excess of $162 million, primarily for costs incurred in developing the project, interest, and future lost profits. The Company intends to pursue all three cases to final resolution.

The Company has intervened in a lawsuit against the State of Nebraska seeking recovery of approximately $6.5 million investment and future lost profits related to development of the proposed Central Interstate Compact LLRW disposal facility near Butte, Nebraska. The trial court has ruled on several preliminary matters that are now under appeal by the State of Nebraska. The trial court has not yet ruled on whether the Company may be awarded money damages. On April 12, 2000, the appeals court upheld the trial court's ruling that Nebraska is not immune to suit in this case and also upheld the trial court's preliminary injunction prohibiting Nebraska from taking any further steps in the state license hearing process until the matter is decided. Remaining state appeals are expected to be decided in the summer of 2000, and the case is expected to go to trial in 2001.

See Note 4 Deferred Site Development Cost for additional discussion.

ITEM 2.    CHANGES IN SECURITIES.

     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.    OTHER INFORMATION.

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a.   Exhibits

                 27             Financial Data Schedule

           b.   Reports on Form 8-K

                 None


--------------------------------------------------------------------------------------------------------------------
Exhibit No.                              Description                                 Incorporated by Reference from
                                                                                              Registrant's
--------------------------------------------------------------------------------------------------------------------
    3.1     Restated Certificate of Incorporation, as amended                     1989 Form 10-K
------------------------------------------------------------------------------------------------------------------------
    3.2     Certificate of Amendment to Restated Certificate of Incorporation     Form S-4 dated 12-24-92
            dated June 4, 1992
------------------------------------------------------------------------------------------------------------------------
    3.3     Amended and Restated Bylaws dated February 28, 1995                   1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
   10.1     Sublease dated February 26, 1976, between the State of Washington,    Form 10 filed 3-8-84
            the United States Dept. of Commerce and Economic Development, and
            Nuclear Engineering Company with Amendments dated January 11, 1980, and January 14, 1982.
------------------------------------------------------------------------------------------------------------------------
   10.2     Lease dated May 1, 1977 ("Nevada Lease"), between the state of        Form 10 filed 3-8-84
            Nevada, Dept. of Human Resources and Nuclear Engineering Company,
            with Addendum thereto, dated December 7, 1982
------------------------------------------------------------------------------------------------------------------------
   10.3     Addendum to Nevada Lease dated March 28, 1988                         1989 Form 10-K
------------------------------------------------------------------------------------------------------------------------
   10.4     Nevada State Health Division, Radioactive Material License issued to  1989 Form 10-K
            US Ecology, Inc. dated December 29, 1989
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
   10.5     Administrative Order by Consent between the United States             1985 Form 10-K
            Environmental Protection Agency and US Ecology, Inc. ("USE") dated
            September 30, 1985
------------------------------------------------------------------------------------------------------------------------
   10.6     State of Washington Radioactive Materials License issued to US        1986 Form 10-K
            Ecology, Inc. dated January 21, 1987
------------------------------------------------------------------------------------------------------------------------
   10.11    Agreement between the Central Interstate Low-Level Radioactive Waste  2nd Quarter 1988 10-Q
            Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
            January 28, 1988 ("Central Interstate Compact Agreement")
------------------------------------------------------------------------------------------------------------------------
   10.12    Amendment to Central Interstate Compact Agreement May 1, 1990         1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
   10.13    Second Amendment to Central Interstate Compact Agreement dated June   1994 Form 10-K
            24, 1991
------------------------------------------------------------------------------------------------------------------------
   10.14    Third Amendment to Central Interstate Compact Agreement dated July    1994 Form 10-K
            1, 1994
------------------------------------------------------------------------------------------------------------------------
   10.15    Settlement agreement dated May 25, 1988 among the Illinois Form 8-K dated 6-7-88 Department of Nuclear Safety, US Ecology, Inc. and
            American Ecology Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site
------------------------------------------------------------------------------------------------------------------------
   10.16    Nevada Division of Environmental Protection Permit for Hazardous      1988 Form 10-K
            Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
            Inc. dated June 24, 1988
------------------------------------------------------------------------------------------------------------------------
   10.17    Texas Water Commission Permit for Industrial Solid Waste Management   1988 Form 10-K
            Site (Part B) issued to Texas Ecologists, Inc. dated December 5,
            1988
------------------------------------------------------------------------------------------------------------------------
   10.18    Memorandum of Understanding between American Ecology Corporation and
            1989 Form 10-K the State of California dated August 15, 1988
------------------------------------------------------------------------------------------------------------------------
   10.19    United States Environmental Protection Agency approval to dispose of  1989 Form 10-K non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
            Nevada chemical waste disposal facility
------------------------------------------------------------------------------------------------------------------------
   10.26    Amended and Restated American Ecology Corporation 1992 Stock Option   Proxy Statement dated 4-26-94
            Plan  *
------------------------------------------------------------------------------------------------------------------------
   10.27    Amended and Restated American Ecology Corporation 1992 Outside        Proxy Statement dated 4-26-94
            Director Stock Option Plan  *
------------------------------------------------------------------------------------------------------------------------
   10.28    American Ecology Corporation 401 (k) Savings  Plan  *                 1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
   10.29    American Ecology Corporation Retirement Plan  *                       1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
   10.33    Lease Agreement between American Ecology Corporation and VPM 1988-1,  Form S-4 filed 12-24-92
            Ltd. dated October 14, 1992
------------------------------------------------------------------------------------------------------------------------
   10.34    Rights Agreement dated as of December 7, 1993 between American        Form 8-K dated 12-7-93
            Ecology Corporation and Chemical Shareholders Services Group,
            Inc. as Rights Agent
------------------------------------------------------------------------------------------------------------------------
   10.36    Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,    1993 Form 10-K
            the State of Nevada, the Nevada State Environmental Commission, and
            the Nevada Dept. of Human Resources
------------------------------------------------------------------------------------------------------------------------
   10.37    Settlement Agreement dated as of January 19, 1994 by and among US     1993 Form 10-K
            Ecology, Inc., Staff of the Washington Utilities and Transportation
            Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
            General Electric Company, the Washington Public Power
            Supply System and Public Service Company of Colorado.
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
   10.38    Agreement dated January 28, 1994 between American Ecology             Form 8-K dated 2-3-94
            Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
            Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement
            #2, Thomas W. McNamara and Thomas W. McNamara as a trustee of
            The Jenner & Block Profit Sharing Trust No. 082.
------------------------------------------------------------------------------------------------------------------------
   10.50    Increase Additional Number of Share Options to Directors Plan of 1992 Form S-8 dated 12-30-98
------------------------------------------------------------------------------------------------------------------------
   10.51    Increase Additional Number of Share Options of 1992 Employees Plan    Form S-8 dated 12-20-99
------------------------------------------------------------------------------------------------------------------------
   10.52    Amended and Restated American Ecology Corporation 1992 Outside        Proxy Statement dated 4-8-98
            Director Stock Option Plan

------------------------------------------------------------------------------------------------------------------------
   10.53    Amended and Restated American Ecology Corporation 1992 Stock Option   Proxy Statement dated 4-12-99
            Plan
------------------------------------------------------------------------------------------------------------------------
    21      List of Subsidiaries                                                  1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
   23.2     Consent of Balukoff, Lindstrom & Co., P.A.
------------------------------------------------------------------------------------------------------------------------
    27      Financial Data Schedule
------------------------------------------------------------------------------------------------------------------------

*Management contract or compensatory plan.


(b)  REPORTS ON FORM 8-K


------------------------------------------------------------------------------------------------------------------------
   16.1     Change of Auditors Letter - November 25, 1996                         Form 8-K
------------------------------------------------------------------------------------------------------------------------
   10.44    Series E Redeemable Convertible Preferred Stock - November 27, 1996   Form 8-K
------------------------------------------------------------------------------------------------------------------------
   10.45    Third Amended & Restated Credit Agreement - February 18, 1997         Form 8-K
------------------------------------------------------------------------------------------------------------------------
   10.48    Court Judgement Houston 88-January 26, 1998                           Form 8-K
------------------------------------------------------------------------------------------------------------------------
   10.49    Bank Restructure-Chase Bank of Texas N.A. November 19, 1998           Form 8-K
------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN ECOLOGY CORPORATION
                                               (REGISTRANT)


Date:  May 11, 2000                   By:  /s/ Jack K. Lemley
                                           ------------------
                                            Jack K. Lemley
                                            Chief Executive Officer


Date:  May 11, 2000                   By:  /s/ James R. Baumgardner
                                           ------------------------
                                             James R. Baumgardner
                                             Senior Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                        Financial Data Schedule