Form 10-Q
period 2000-06-30
AMERICAN ECOLOGY CORP
filed 2000-08-11
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10-Q

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

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

                                YES [ ]   NO [X]

                 At August 13, 2000, Registrant had outstanding
                     13,710,017 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements                       PAGE


               Consolidated Balance Sheet
                 (Unaudited)                                             4

               Consolidated Statements of Operations
                 (Unaudited)                                             5

               Consolidated Statements of Cash Flows
                 (Unaudited)                                             6

               Consolidated Statements of Shareholder's Equity
                 (Unaudited)                                             7

               Notes to Consolidated Financial Statements                8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14


                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                        21

Item 2.        Changes in Securities                                    22

Item 3.        Defaults upon Senior Securities                          22

Item 4.        Submission of Matters to a Vote of Security Holders      22

Item 5.        Other Information                                        23

Item 6.        Exhibits and Reports on Form 8-K                      23-25

               Signatures                                               26


         DIRECTORS                                       OFFICERS
-----------------------------              -----------------------------------
Jack K. Lemley                             Jack K. Lemley
Chairman of the Board                      Chairman, Chief Executive Officer
American Ecology Corporation               and President

Rotchford L. Barker                        James R. Baumgardner
Independent Businessman                    Senior Vice President and Chief
                                           Financial Officer
Paul C. Bergson
Principal                                  L. Gary Davis
Bergson & Company                          Vice President and Controller

Keith D. Bronstein                         Zaki K. Naser
President                                  Executive Vice President and
Tradelink, LLC                             Operations Manager

Patricia M. Eckert                         Stephen A. Romano
Principal                                  Vice President
Patricia M. Eckert & Associates
                                           Robert S. Thorn
Edward F. Heil                             Vice President and Chief Accounting
Chairman of the Board                      Officer
American Environmental Construction
Company                                    Robert M. Trimble
                                           General Counsel and Secretary
Dan Rostenkowski
President                                        FINANCIAL REPORTS
DanRoss & Associates, Inc.
                                      A copy of the American Ecology Corporation
Paul F. Schutt                      Financial Reports, filed with the Securities
Chief Executive Officer                    and Exchange Commission, may be
Nuclear Fuel Services, Inc.                     Obtained by writing to:

John J. Scoville                             American Ecology Corporation
President                                       805 W. Idaho, Suite 200
J.J. Scoville & Associates, Inc.                   Boise, Idaho 83702

           CORPORATE OFFICE
                                                      TRANSFER AGENT
American Ecology Corporation
805 W. Idaho, Suite 200                    ChaseMellon Shareholder Services, LLC
Boise,  Idaho  83702                                 Overpeck Centre
(208) 331-8400                                      85 Challenger Road
(208) 331-7900 (fax)                           Ridgefield Park, New Jersey 07660
www.americanecology.com                               (201) 296-4000
                                                    www.chasemellon.com

            COMMON STOCK                                  AUDITOR
                                               Balukoff, Lindstrom & Co., P.A.
  American Ecology Corporation's common        877 West Main Street, Suite 805
 stock Trades on the NASDAQ Stock Market             Boise, Idaho 83702
        under the Symbol ECOL.                          208-344-7150

PART 1 FINANCIAL INFORMATION
----------------------------
ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                 June 30,     December 31,
                                                                                   2000           1999
                                                                                  -------       --------
ASSETS
Current Assets:
     Cash and cash equivalents                                                    $ 2,654       $  4,771
     Receivables (trade and other), net of allowance for
          Doubtful accounts of $839 and $619 respectively                           7,607          7,696
     Income tax receivable                                                            740            740
     Prepayments and other                                                          1,141          1,207
                                                                                  -------       --------
          Total current assets                                                     12,142         14,414

Cash and investment securities, pledged                                               231            226
Property and equipment, net                                                        14,344         12,818
Deferred site development costs                                                    29,173         27,430
Intangible assets relating to acquired businesses, net                                378            390
Other assets                                                                        3,195          3,181
                                                                                  -------       --------
          Total assets                                                            $59,463       $ 58,459
                                                                                  =======       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                            $   237       $    781
     Accounts payable                                                               3,540          2,706
     Accrued liabilities                                                           11,131         12,334
     Deferred site maintenance, current portion                                       700            700
     Income taxes payable                                                             154            202
                                                                                  -------       --------
          Total current liabilities                                                15,762         16,723

Long term debt, excluding current portion                                           3,719          3,569
Deferred site maintenance, excluding current portion                               16,435         16,585

Commitments and contingencies Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                     --             --
     Series D cumulative convertible preferred stock, $.01 par value,
          100,001 authorized and issued, 5,263 shares converted and retired             1              1
     Series E redeemable convertible preferred stock, $10.0 par value,
          300,000 authorized and issued, 300,000 shares converted and retired          --             --
     Common stock, $.01 par value, 50,000,000 authorized, 13,714,041
          and 13,704,050 shares issued and outstanding respectively                   137            137
     Additional paid-in capital                                                    54,525         54,513
     Retained earnings (deficit)                                                  (31,116)       (33,069)
                                                                                  -------       --------
             Total shareholders' equity                                            23,547         21,582
                                                                                  -------       --------
                     Total Liabilities and Shareholders' Equity                   $59,463       $ 58,459
                                                                                  =======       ========

The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                           2000       1999      2000      1999
                                          -------   --------  --------   -------
Revenue                                  $ 10,485   $  8,907  $ 19,804  $ 18,086
Direct operating costs                      5,898      4,197    10,773     9,020
                                          -------   --------  --------   -------
Gross profit                                4,587      4,710     9,031     9,066
Selling, general and administrative
  expenses                                  4,128      4,372     7,444     8,745

Income from operations                        459        338     1,587       321
Investment income                             125        269       237       313
Gain on sale of assets                         --        663         1       663
Other income                                  139        196       381       294
                                          -------   --------  --------   -------
Net income before income taxes                723      1,466     2,206     1,591
Income tax expense                            (41)        40        61        47
                                          -------   --------  --------   -------
Net income                                    764      1,426     2,145     1,544
Preferred stock dividends                      99        107       199       210
                                          -------   --------  --------   -------
Net income (loss) available to common
  Shareholders                            $   665   $  1,319  $  1,946   $ 1,334
                                          =======   ========  ========   =======
Basic earnings per share                  $   .05    $   .10   $   .14   $   .10
                                          =======    =======   =======   =======
Diluted earnings per share                $   .04    $   .08   $   .12   $   .08
                                          =======    =======   =======   =======
Dividends paid per common share           $    --    $    --   $    --   $    --
                                          =======    =======   =======   =======

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                           Six Months Ended June 30,
                                                                             2000            1999
                                                                            -------         -------
Cash flows from operating activities:

     Net income (loss)                                                      $ 2,145         $ 1,544
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                         1,195           1,181
        Deferred income tax provision                                           (47)            (22)
         (Gain) on sale of assets                                                              (663)
             Stock compensation                                                  12
Changes in assets and liabilities:
        Receivables                                                              89           2,525
        Investment securities classified as trading                              (5)            269
        Other assets                                                            (78)           (171)
        Accounts payable and accrued liabilities                               (151)         (6,479)
        Deferred site maintenance                                              (411)            175
                                                                            -------         -------
             Total adjustments                                                  604          (3,185)
                                                                            -------         -------
Net cash provided by (used in) operating activities                           2,749          (1,641)
                                                                            -------         -------
Cash flows from investing activities:
        Capital expenditures                                                 (4,322)           (384)
        Site development costs, including capitalized interest                   --            (927)
        Proceeds from sales of property and equipment                            --           1,910
        Transfers from cash and investment securities, pledged                   --              --
                                                                            -------         -------
Net cash used in investing activities                                        (4,322)            599

Cash flows from financing activities:
        Proceeds from issuance of indebtedness                                   --          (1,300)
        Repayments of indebtedness                                             (544)            (60)
                                                                            -------         -------
Net cash provided by (used in) financing activities                            (544)         (1,360)
                                                                            -------         -------
Increase (decrease) in cash and cash equivalents                             (2,117)         (2,402)
Cash and cash equivalents at beginning of period                              4,771           4,442
                                                                            -------         -------
Cash and cash equivalents at end of period                                  $ 2,654         $ 2,040
                                                                            =======         =======
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest, net of amounts capitalized                                $   108         $    58
        Income taxes                                                             72              53
        Acquisition of Equipment with Capital Leases                          1,623              --

See notes to consolidated financial statements.

                                AMERICAN ECOLOGY
CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                          ADDITIONAL           RETAINED
                                    PREFERRED            COMMON             PAID-IN            EARNINGS
                                      STOCK              STOCK              CAPITAL            (DEFICIT)
                                     -------             ------             -------             --------
Balance, December 31, 1999           $     1             $  137             $54,513             $(33,069)

Net Income                                --                 --                  --                1,382
Dividends of preferred stock              --                 --                  --                 (100)
Other adjustments                         --                 --                  --                    5
                                     -------             ------             -------             --------
Balance, March 31, 2000              $     1             $  137             $54,513             $(31,782)
                                     -------             ------             -------             --------
Net Income                                --                 --                  --                  764
Common stock issuance                     --                 --                  12                   --
Dividends of preferred  stock             --                 --                  --                 (100)
Other adjustments                         --                 --                  --                    2
                                     -------             ------             -------             --------
Balance, June 30, 2000               $     1             $  137             $54,525             $(31,116)
                                     -------             ------             -------             --------

The accompanying  notes are an integral part of these financial statements

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited financial statements. Certain information and footnote disclosures have been condensed or omitted consistent with Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2. LONG-TERM DEBT.

Long-term debt at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):


                                                 June 30,  December 31,
                                                  2000         1999
                                                 -------      -------
         Note payable                            $ 1,977      $ 1,847
         Capital lease obligations and other       1,979        2,503
                                                 -------      -------
                                                   3,957        4,350
         Less: Current maturities                   (237)        (781)
                                                 -------      -------
         Long term debt                          $ 3,719      $ 3,569
                                                 =======      =======



Aggregate maturity of future minimum payments under capital leases is as follows (in thousands):

                                                 June 30,      December 31,
                                                   2000           1999
                                                  ------         ------
           2000                                   $  237         $  781
           2001                                    2,181          1,631
           2002                                      629            730
           2003                                      590            520
           2004                                       82            688
                                                  ------         ------
          TOTAL                                   $3,719         $4,350
                                                  ======          ======

The Company borrowed $1.3 million from two of its board members in March 1999 and issued unsecured notes at 9% interest that mature September 2, 2001. The Company is prohibited from paying dividends on common or preferred shares until these notes are retired.

In the second quarter of 2000, the Company signed agreements for approximately $1.5 million of long-term capital leases and executed $867,000 in annual lease obligations. The Company also signed a financing agreement for insurance premiums in the amount of $705,000 due March 1, 2001.

The Company maintains a line of credit for $500,000 with a local bank. For the first time since the line of credit's inception, the Company borrowed under the credit facility on July 31, 2000.

NOTE 3. EARNINGS PER SHARE.

Earnings per common share are calculated in accordance with SFAS No. 128 for the three and six months ended June 30, 2000 and 1999 on basic and fully diluted earnings per common share, respectively. The following table shows the number of shares used to calculate basic and fully diluted earnings per share.

(in thousands except per share)
                                              Three                   Six
                                          Months Ended            Months Ended
                                             June 30,               June 30
                                          2000       1999       2000       1999
                                         ------     ------     ------     ------
             Basic
             -----
Net Income                                  665      1,319      1,946      1,334
Weighted average common shares           13,708     13,557     13,708     13,557
Net income per share, basic              $  .05     $  .10     $  .14     $  .10
                                         ======     ======     ======     ======

            Diluted
            -------
Weighted average of diluted of common
  shares                                 13,708     13,557     13,708     13,557
Dilutive effect of common stock
  options and warrants                    2,629      3,777      2,629      3,777
                                         ------     ------     ------     ------
Total weighted average common and
  dilutive shares outstanding            16,337     17,334     16,337     17,334

Net income per share, diluted            $  .04     $  .08     $  .12     $  .08
                                         ======     ======     ======     ======

NOTE 4. DEFERRED SITE DEVELOPMENT COSTS.

The Company has a license to construct and operate a low-level radioactive waste ("LLRW") disposal facility to serve the Southwestern Compact in California ("Ward Valley facility") and has been selected to obtain a license to develop and operate a LLRW disposal facility for the Central Interstate Compact ("CIC") in Nebraska ("Butte facility").

The Company believes the State of California has abandoned its duty to obtain the Ward Valley project property from the U.S. Department of the Interior. On May 2, 2000, wholly-owned subsidiary US Ecology filed suit against the State of California in Superior Court for the County of San Diego seeking to recover monetary damages stemming from the state's failure to honor its obligations to the Company, and seeking to compel the State to resume efforts to complete project land acquisition. Damages sought are in excess of $162 million for costs incurred, interest, lost profits and certain legal expenses. A preliminary ruling from the Superior Court on the State of California's demurrer motion to dismiss the case is expected on September 8, 2000.

The Company also continues to protect its investment in the Ward Valley project in federal court through two lawsuits filed against the United States in 1997. These suits are based on actions by Interior Secretary Bruce Babbitt purporting to rescind his predecessor's decision to transfer the Ward Valley site to California. The first case, filed in the United States Court of Federal Claims, seeks monetary damages in excess of $73 million. On March 27, 2000, the court dismissed this case. The Company promptly appealed. No schedule has been set for this appeal. The second case, filed in the Federal District Court for the District of Columbia, seeks injunctive relief and a writ of mandamus ordering delivery of the Ward Valley site to California. The trial court rendered an adverse judgment in this action on March 31, 1999, which the Company also appealed. The United States Court of Appeals for the District of Columbia Circuit has scheduled oral arguments in this case for September 5, 2000.

All costs incurred through July 31, 1999 to develop the Ward Valley facility were capitalized. Since then, all costs have been expensed as incurred. After adjusting for a 1998 bank settlement, the Company had deferred $20,952,000 (36% of total assets) of development costs for the Ward Valley facility, of which $895,000 represents capitalized interest, as of June 30, 2000.

The Company has incurred reimbursable costs and received revenue for development of the Butte, Nebraska disposal facility under a contract with the CIC Commission. While the Company (through wholly-owned subsidiary US Ecology) has an equity position in the project, it has acted principally as a contractor to the CIC. Major generators of waste within the five-state CIC region have provided approximately 89% of funds expended to develop the Butte facility. As of June 30, 2000, the Company has contributed and capitalized approximately $6,478,000 (11% of total assets) for the Butte facility, $386,000 of which is capitalized interest.

In 1998, the State of Nebraska denied US Ecology's license application to build and operate the Butte facility. At the CIC's direction, US Ecology challenged this denial. The major waste generators funding the project filed suit in the Federal District Court for Nebraska in December 1998 seeking to recover certain costs expended on the licensing process and to prevent the State of Nebraska from proceeding with a contested case hearing on the license denial. US Ecology intervened as a plaintiff. As anticipated, the Company's revenue from the project has declined sharply following the shift in project focus from licensing to litigation and the Company expects no significant project revenue pending the outcome of the litigation. . On April 12, 2000, the United States Court of Appeals for the Eighth Circuit upheld a preliminary injunction issued in United States District Court enjoining the State of Nebraska hearing process. The Eighth Circuit also affirmed a District Court ruling that Nebraska waived certain sovereign immunity protections when it willingly became a CIC member state. Additional appeals by the State are pending before the Eighth Circuit and are expected to be heard in October, 2000. The Company believes the case will go to trial in 2001. US Ecology continues to maintain the Butte facility under contract to the CIC.

 Management believes the Company's legal position in each of the above legal matters is strong and intends to continue devoting resources necessary to pursue each of the legal actions noted above. The Company believes that deferred site development costs for the Butte facility will be realized and that its investment in Ward Valley will be recouped through either monetary damages recovery or facility construction and operation. There can be no assurance that the Company will recover its investment or earn a return on either project, however, since the outcome of litigation cannot be predicted. Failure to recover deferred site development costs for either facility would have a material adverse effect on the Company's financial condition.

The following table shows the ending capitalized balances for deferred site development costs with no change for the periods ended June 30, 2000 and December 31, 1999 in thousands of dollars:

                                 Capitalized  Capitalized
             December 31, 1999      Costs       Interest       Total
             -----------------   -----------  -----------     -------
             Ward Valley, CA
               Project             $20,057       $  895       $20,952
             Butte, Nebraska
               Project               6,092          386         6,478
                                   -------       ------       -------
             Total                 $26,149       $1,281       $27,430

                                 Capitalized  Capitalized
             June 30, 2000          Costs       Interest       Total
             -----------------   -----------  -----------     -------
             Ward Valley, CA
               Project             $20,057       $  895       $20,952
             Butte, Nebraska
               Project               6,092          386         6,478
                                   -------       ------       -------
             Total                 $26,149       $1,281       $27,430

In July 1999, the Company elected not to capitalize further contributions to either project. These costs remain capitalized on the Company's books while it pursues legal actions to protect its investments.

NOTE 5. INCOME TAXES.

The Company had an effective federal tax rate of 0% on June 2000 and December 31, 1999 respectively. The statutory rate of 34% is offset by a valuation allowance for deferred tax assets of approximately 35%. This valuation allowance was established for certain deferred tax assets due to uncertainties inherent in long-term deferred site maintenance costs, uncertainties affecting future operating results, and limitations on utilization of acquired net operating loss carry forwards for tax purposes. At June 30, 2000, the available net operating loss carry forward was $31.3 million plus an estimated $3.0 of additional net operating loss carry forward based on 1999 results. This unrestricted net operating loss carry forward expires as follows:

    -   $4.3 million in 2010
    -   $8.7 million in 2011
    -   $7.8 million in 2012
    -   $6.9 million in 2013
    -   $3.6 million in 2014
    -   $3.0 million in 2015

The limited portion subject to Internal Revenue Service ("IRS") Code Section 382, approximately $2.7 million, expires beginning 2006.

The Company has filed a federal income tax refund claim for 1995 and prior years seeking a refund of approximately $740,000. In September 1999, the IRS proposed to deny this claim. In November 1999 the Company protested this denial, which is currently pending with the IRS. The Company believes its claim was improperly denied and intends to continue efforts to obtain the refund. The Company met three times in 2000 with the IRS to present its position. As of June 30, 2000, the $740,000 claimed is reflected as income taxes receivable. The matter is still pending.

While this $740,000 refund claim was outstanding, the Company sold this claim to its former bank with recourse in November 1998. The Company agreed in a subsequent repurchase agreement and the bank settlement agreement to buy back 25% of the tax refund claim for $184,000. The Company has been making monthly payments to satisfy this obligation and will complete repurchase in October 2000. If the Company's protest to the IRS is unsuccessful, it may have an obligation to pay 75% of the claim (or $555,000) to its prior bank, which purchased the claim with recourse.

NOTE 6. ENVIRONMENTAL LIABILITIES.

The Company has financial commitments for future closure and/or post-closure maintenance obligations at facilities it operates and is otherwise responsible for. Closure and post-closure liabilities are covered by insurance policies should the Company fail to comply with its obligations. The total estimated final closure and post-closure cost must be fully accrued for each landfill at the time the site discontinues accepting waste and is closed.

Environmental Matters
---------------------
The Company maintains reserves and insurance polices for future closure and post-closure cost obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on professional engineering studies and interpretations of current and foreseeable regulatory requirements performed at least annually. Costs accounted for include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring, and other monitoring and routine maintenance costs required after a disposal site stops accepting waste. The Company believes it has made adequate provision through reserves and the insurance policy for closure and post-closure obligations.

The Company estimates that the aggregate final closure and post-closure costs for all insured facilities owned or operated was approximately $17,135,000 as of June 30, 2000. The Company has a three-year prepaid insurance policy for these facilities, and has also set aside investment securities to pay certain deductible limits. Operation of disposal facilities creates operational, monitoring, site maintenance, closure and post-closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of such costs, regulations, statutes, or other future events affecting its facilities, however, management believes that disposition of these matters will not have a material adverse effect on the financial condition of the Company.

Financial Assurance and Site Maintenance
----------------------------------------
When disposal facilities reach capacity or upon lease or license termination dates, they must be closed and then maintained for a prescribed period. In the case of hazardous waste facilities, federal regulations require that operators demonstrate financial capability to close on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's required RCRA closure/post-closure plan.

The Company has provided letters of credit, trust funds, closure bonds, and certificates of insurance as financial assurance to meet closure and post closure obligations at its hazardous waste facilities. Cash and investment securities totaling $231,000 at June 30, 2000 and $226,000 at December 31, 1999 have been pledged as collateral for these obligations. Management believes that $231,000 is an adequate reserve combined with the letters of credit, closure bonds, certificates of insurance, and corporate guarantees maintained as financial assurance.

NOTE 7. OPERATING SEGMENTS.

Summarized financial information concerning the Company's reportable segments are shown below. The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates two business segments, Chemical Services and Low-Level Radioactive Waste ("LLRW") Services. The Chemical Services division processes and disposes of hazardous, PCB and non-hazardous waste. The LLRW Services division processes, packages, and disposes of material contaminated with low-level and naturally occurring radioactive material. Segment data includes inter-Company transactions at cost, as well as allocation for certain corporate costs. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

Reported in ($000)
------------------
3 Months Ending June 30, 2000              Chemical Services       LLRW Services     Corporate & Other         Total
-----------------------------              -----------------       -------------     -----------------        --------
Revenue                                         $  5,481             $  5,137             $  (133)            $ 10,485
Direct Operating Costs                             3,211                2,711                 (24)               5,898
                                                --------             --------             -------             --------
Gross Profit                                    $  2,270             $  2,426             $  (109)            $  4,587
SG&A Expense                                         889                1,686               1,553                4,128
Interest Expense/(Income)                           (135)                  --                  (3)                (138)
Corporate Allocation                                 204                  585                (915)                (126)
Income Taxes                                          --                   --                 (41)                 (41)
                                                --------             --------             -------             --------
Net Income                                      $  1,312             $    155             $  (703)            $    764


6 Months Ending June 30, 2000
-----------------------------
Revenue                                         $  9,205             $ 10,905             $  (306)            $ 19,804
Direct Operating Costs                             5,431                5,488                (146)              10,773
                                                --------             --------             -------             --------
Gross Profit                                    $  3,774             $  5,417             $  (160)            $  9,031
SG&A Expense                                       1,623                3,801               2,020                7,444
Interest Expense/(Income)                           (160)                  --                (119)                (279)
Corporate Allocation                                 737                1,162              (2,239)                (340)
Income Taxes                                          --                   --                  61                   61
                                                --------             --------             -------             --------
Net Income                                      $  1,574             $    454             $  (117)            $  2,145

Total Assets                                    $ 21,332             $ 37,454             $   678             $ 59,464

Reported in ($000)
------------------
3 Months Ending June 30, 1999              Chemical Services       LLRW Services     Corporate & Other         Total
-----------------------------              -----------------       -------------     -----------------        --------
Revenue                                         $  3,054             $  6,010             $  (157)            $  8,907
Direct Operating Costs                             1,993                2,398                (194)               4,197
                                                --------             --------             -------             --------
Gross Profit                                    $  1,061             $  3,612             $    37             $  4,710
SG&A Expense                                       1,127                1,484               1,761                4,372
Interest Expense/(Income)                           (612)                (215)                (32)                (859)
Corporate Allocation                                 308                  729              (1,266)                (229)
Income Taxes                                          --                   --                  --                   --
                                                --------             --------             -------             --------
Net Income                                      $    238             $  1,614             $  (426)            $  1,426


6 Months Ending June 30, 1999
-----------------------------
Revenue                                         $  6,929             $ 11,625             $  (468)            $ 18,086
Direct Operating Costs                             4,258                5,323                (561)               9,020
                                                --------             --------             -------             --------
Gross Profit                                    $  2,671             $  6,302             $    93             $  9,066
SG&A Expense                                       2,587                3,043               3,115                8,745
Interest Expense/(Income)                           (709)                (216)                (31)                (956)
Corporate Allocation                                 710                1,317              (2,294)                (267)
Income Taxes                                          --                   --                  --                   --
                                                --------             --------             -------             --------
Net Income                                      $     83             $  2,158             $  (697)            $  1,544

Total Assets                                    $ 13,559             $ 36,713             $ 5,276             $ 55,548

NOTE 8. CASH AND INVESTMENT SECURITIES.

The Company and wholly owned subsidiary American Liability and Excess Insurance Company ("ALEX"), a captive insurance company, maintains a securities portfolio with a national brokerage firm. At June 30, 2000, ALEX held $1,371,000 in cash and securities classified as trading. This amount decreased $808,000 from March 31, 2000 to pay scheduled customer rebates under the state-approved rate agreement for the Richland, Washington LLRW disposal facility. The Company has pledged $479,000 of the remaining monies as security for various insurance policies. ALEX is currently inactive but maintains an investment portfolio that is used for insurance deductibles. On July 13, 2000 the Company's Board of Directors approved management's recommendation to close ALEX to reduce the costs associated with maintaining an inactive, captive insurance company. No financial or other impacts are anticipated as a result of the scheduled 2000 closing.

NOTE 9. COMMITMENTS AND CONTINGENCIES.

The Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities in the ordinary course of conducting business. Actions may also be brought by individuals or groups of individuals in connection with facility permitting, alleged violations of permits or licenses, or alleged damages suffered from exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of its operations.

Insurance: While the Company believes it operates safely, professionally and prudently, the environmental business exposes the Company to risks, including potential releases of harmful substances that may cause damage or injury. Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for such environmental claims, the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear occurrences. The Company has also purchased nuclear liability insurance covering the operations of its facilities, suppliers and transporters. The Company has also purchased primary property, casualty and excess liability policies through traditional third party insurance.

In 1998, the Company elected to discontinue providing financial assurance for its closure and post-closure responsibilities through its wholly-owned insurance subsidiary, ALEX. The Company was able to secure more economical and otherwise favorable terms from traditional insurance sources for its facilities and operations, subject to site-specific deductibles for which the Company maintains a cash reserve. The Company will close the captive insurance company during 2000, as discussed in Note 8 to the financial statements.

In July 2000, the Company initiated cancellation of its Reliance Insurance Company policies and obtained identical coverage through XL Capital Insurance Company. Transferring certain insurance policies to XL Capital enables the Company to maintain coverage with a provider that meets recommended financial standards. Coverage terms, conditions and expiration dates are essentially unchanged.

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection with such matters. Management believes that its reserves and insurance are adequate.

There have been no significant changes in commitments and contingencies other than that included in Part II, Item 1 of this report, Legal Proceedings.

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

In February 1998, the Company concluded its rights offering and carried out a partial redemption of the Series E for common stock and a mandatory conversion to cash for the remaining Series E holders. This preferred stock was then considered converted and retired, but carries 3,000,000 warrants with no assigned value, and a $1.50 per share exercise price, which expire in June 2008.

In September 1995, the Board of Directors authorized issuance of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("Series D"). The Company issued 105,264 shares of Series D shares and warrants allowing Series D holders to purchase 1,052,640 shares of the Company's common stock. The Company Series D with warrants were sold in a private offering to members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities were deducted from the proceeds. Each Series D share is convertible at any time, at the option of the holder, at the current available conversion rate common shares of the Company as specified in the designation certificate.

In 2000, one Series D holder converted 5,263.2 preferred shares into common shares and extended 64,211 warrants. The balance of the Series D warrants has expired. Each warrant has an exercise price of $4.75. Since their value is deemed de minimus, no value is assigned to these warrants in the accompanying consolidated financial statements. There are 100,001 shares of Series D preferred stock outstanding. The dividends on Series D Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Covenants in current notes payable prohibit the payment of dividends. At June 30, 2000, accrued dividends totaled $595,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Actual results could differ materially from the Company's historical results of operations and those discussed in these forward-looking comments. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Notes 2, 3, 4 and 5 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below. Certain factors that may influence actual operations in the future are discussed in the Company's Form 10-K for the year ended December 31, 1999 in Part I, Item 1. Business.

Introduction
------------
Incorporated in 1952 as Nuclear Engineering Company, American Ecology Corporation and its predecessors have operated commercial radioactive and chemical waste disposal and treatment facilities nationwide longer than any other Company. The Company mainly derives its revenues from fees charged for processing and disposal of hazardous, non-hazardous, and low-level radioactive waste. Revenues are also derived from rebuilding electric motors from nuclear power plants, brokering wastes to other service providers, and field service operations.

In the first six months of 2000, Chemical Division revenue increased 38% over the same period in 1999 to $9,205,000. Chemical Division revenue for the first half of 2000 was 45% of total revenues compared to 36% a year ago. The increase in Chemical Division revenue is the result of strong operations and two large contracts at the Company's Beatty, Nevada treatment and disposal facility. During the first six months of 2000, LLRW Division revenue dropped 6% to $10,905,000 and was 55% of total revenue. This compared to $11,625,000 or 64% of revenue during the same period in 1999. The primary reason for this decline is the lower waste volumes at the Company's Richland, Washington facility and discontinuation of revenue from the Central Interstate Compact ("CIC") for the six months ended June 30, 2000. It is expected that Richland volume will increase in the second half of 2000. This is discussed in further detail in Note 4 to the financial statements.

Disposal fees assessed to customers of the Company's operating facilities may include state and local fees, and are generally based on the volume or weight of waste deposited. The Company may assess fees and incur costs to process waste (e.g. compaction or decontamination), stabilize waste (e.g. mixing with concrete), or transporting waste. Some of these costs create inter-company charges and revenue, all of which have been eliminated in these consolidated financial statements.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                                   Three Months            Six Months             Three Months              Six Months
                                      Ended                   Ended                   Ended                    Ended
                                  June 30, 2000           June 30, 2000           June 30, 1999            June 30, 1999
                               ------------------       -----------------       -----------------        ------------------
                                  $           %            $          %           $           %             $           %
Revenue                        10,485       100.0       19,804      100.0       8,907       100.0        18,086       100.0
Direct Operating Costs          5,898        56.3       10,773       54.4       4,197        47.1         9,020        49.9

Gross Profits                   4,587        43.7        9,031       45.6       4,710        52.9         9,006        50.1
SG & A                          4,128        39.4        7,444       37.6       4,372        49.1         8,745        48.4
                               ------                   ------                 ------                    ------
Income from Operations            459         4.4        1,587          8         338         3.8           321         1.8
Investment Income                 125         1.2          237        1.2         269           3           313         1.7
Gain on sale of assets             --          --            1         --         663         7.4           663         3.7
Other (income) expense            139         1.3          381        1.9         196         2.2           294         1.6

Net Income Before
  income taxes                    723         6.9        2,206       11.1       1,466        16.5         1,591         8.8
Income tax expense
  (benefit)                       (41)        (.4)          61         .3         (40)        (.4)          (47)        (.3)

Net Income                        764         7.3        2,145       10.8       1,426          16         1,544         8.5
Preferred stock
  Dividends                        99          .9          199          1         107         1.2           210         1.2

Net Income (loss)
  Available to common
  Shareholders                    665         6.3        1,946        9.8       1,319        14.8         1,334         7.4

CONDENSED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDING

Reported in $000
                                      June 30, 2000            June 30, 1999
                                   Chemical      LLRW       Chemical      LLRW
                                   --------     -------     --------     -------
Revenue                             $9,205      $10,905      $6,929      $11,625
Direct Operating costs               5,431        5,488       4,258        5,323

Gross Profit                         3,774        5,417       2,671        6,302
SG & A                               1,623        3,801       2,587        3,044
                                    ------      -------      ------      -------
Income (loss) from
  operations                         2,151        1,616        -189        3,063

Other income (expense)                 576        1,162         104          906
                                    ------      -------      ------      -------
Net Income (loss)                   $1,575      $   454      $   85      $ 2,157
                                    ======      =======      ======      =======

REVENUE

                                     Period to Period Change             Period to Period Change
                                    For the Three Months Ended          For the Six Months Ended
                                      June 30, 2000 and 1999             June 30, 2000 and 1999
                                         $            %                      $             %
                                      ------        ------                ------         ------
Statement of Operations Revenue
-------------------------------
Chemical Division                     2,427           79                   2,276           33
LLRW Division                          (873)         (15)                   (720)          (6)

For the three and six months ended June 30, 2000, the Company reported revenue of $10,485,000 and $19,804,000, respectively, or a 17.7% and 9.5% increase compared to corresponding prior year periods. For the three months ended June 30, 2000, Chemical Division revenue increased $2,427,000 over the same period one year ago. This was primarily due to work on two major contracts and the return of previous customers at the Beatty, Nevada facility. LLRW division revenue declined by $843,000 in the quarter, principally due to rescheduling of planned customer shipments to the Richland, Washington facility until the second half of the year and reduced revenue from the CIC. For the six months ended June 30, 2000 revenues for the Chemical Division increased $2,276,000 or 36% and the LLRW Division decreased $720,000 or 6% compared to the same period one year ago. The Chemical Division's El Centro municipal waste landfill began operations in July 2000, concluding a successful two-year permitting process. The Company continues to grow operations in both the Chemical and LLRW Divisions. Historically, the second half of the year is stronger for the LLRW division. This factor, combined with continued strong performance by the Chemical division may result in a strong second half 2000 revenue performance.

DIRECT OPERATING COSTS

The following table indicates the period-to-period change in direct and indirect costs:

                                                     Period to Period Change             Period to Period Change
                                                    For the Three Months Ended          For the Six Months Ended
                                                      June 30, 2000 and 1999             June 30, 2000 and 1999
                                                    --------------------------          ------------------------
                                                          $            %                      $             %
Statement of Operations-Direct Operating Costs
----------------------------------------------
Chemical Division                                      1,218          61.1                  1,173          27.5
LLRW Division                                            313          13.0                    165           3.1

For the three and six months ending June 30, 2000 direct operating costs increased for both the Chemical and LLRW Divisions. Total direct operating costs for the second quarter were $5,898,000 or 56.3% of revenue compared to $4,197,000 or 47.1% of revenue during the same quarter last year. For the six months, direct operating costs increased to $10,773,000 compared to $9,020,000 for the same period in 1999. The increase in direct operating costs in the Chemical Division were proportional to the additional revenue generated by the division and reflects spending increases in labor, cell costs, and materials. Revenue in the Chemical division increased by 79% and 33% for the three and six months ending June 30, 2000, respectively, while the direct operating costs during these periods only increased 61% and 27.5% for the same periods in 1999.

Unlike the Chemical Division, the LLRW Division's increased direct operating costs were not the result of increased revenue. As previously discussed, revenue for LLRW decreased 15% and 6% for the three and six months ending June 30, 2000, respectively. However, direct costs increased 13% and 3% for these periods compared to one year ago. These slightly higher direct costs were the result of LLRW processing operations at the Oak Ridge facility. For the first half of 2000, direct costs including labor, overtime pay, materials and disposal costs were higher than expected at Oak Ridge. This is partially attributable to labor efforts required to process both current customer wastes and prior, aged waste at the Oak Ridge facility which the company is obligated to process in accordance with regulatory agency agreements. Management expects the aged waste to be processed and removed by year end and is aggressively pursuing measures to decrease costs and improve direct labor efficiency in handling all wastes.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)

                                             Period to Period Change             Period to Period Change
                                            For the Three Months Ended          For the Six Months Ended
                                              June 30, 2000 and 1999             June 30, 2000 and 1999
                                            ---------------------------         ------------------------
                                                  $            %                      $             %
Selling, General and Administrative Costs
-----------------------------------------
Chemical Division                               (238)        (21.1)                 (964)         (37.3)
LLRW Division                                    202          13.6                   758           24.9

SG&A costs declined to $4,128,000 for the three months ending June 30, 2000 compared to $4,372,000 for the same quarter in 1999. A larger decrease occurred for the six months ending June 30, 2000 as SG&A decreased to $7,444,000 or a $1,301,000 reduction compared to the same period in 1999. This decrease in SG&A continues to reflect management's focus on cost control. Also contributing to the lower reported SG&A was the capitalization of site and corporate SG&A for construction of the new El Centro municipal waste landfill and lower legal expenses associated with ongoing litigation. Expressed as a percentage of revenue, SG&A has decreased substantially to 39.4 and 37.6 percent of revenue for the three and six months ending June 30, 2000, respectively, compared to
49.1 and 48.4 percent for the same periods of 1999. For the first three and six months of 2000, the Chemical division experienced a 21.1 and 37.3 percent decrease in SG&A costs, or $238,000 and $964,000 compared to the same periods last year. Part of this decrease is attributable to the capitalization of SG&A into El Centro development costs. When El Centro began operations in July of 2000, capitalization of certain SG&A costs ceased. The Company anticipates that SG&A for the Chemical division will increase in the coming quarters as the Company continues to invest in sales & marketing efforts and the costs of operating El Centro are reflected in the income statement.

The LLRW division experienced 14 and 25 percent increases in SG&A costs for the three and six months ending June 30, 2000 respectively. The primary cause for the higher SG&A result from a $546,000 reserve taken in response to an adverse ruling by the National Labor Relations Board ("NLRB"). The ruling arises from a claim by the Company's Oak Ridge, Tennessee union that the Company engaged in unfair labor practices during contract negotiations in 1998. In a split decision, the NLRB ruled in favor of the union and ordered the Company to pay back wages consistent with the union's previous contract. The Company appealed the ruling, but took a reserve that will be evaluated quarterly for adequacy to provide for potential payment of these back wages. Without the NLRB reserve, SG&A would have decreased 23% and 6% for the three and six months of 2000 respectively.

For the three and six months ending June 30, 2000, gross margin dropped to 43.7% and 45.6%, respectively, from 52.9% and 50.1% last year, as a result of the previously discussed higher direct costs. Despite this decrease, gross profit dollars for the six months ending June 30, 2000 increased slightly to $9,031,000 from $9,066,000 for the same period last year.

OTHER COSTS, INCOME AND INVESTMENT INCOME

                   Period to Period Change             Period to Period Change
                  For the Three Months Ended          For the Six Months Ended
                    June 30, 2000 and 1999             June 30, 2000 and 1999
                  --------------------------          ------------------------
                       $            %                      $             %
Other Costs
-----------
Chemical Division     373        (122.7)                  576          576.0
LLRW Division          71          13.8                    61            5.5


Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's investment portfolio classified as trading securities. For the six-months ended June 30, 2000 the Company reported investment income of $237,000 compared to $313,000 for the same six months ending 1999. The Company has reduced the principal in this investment portfolio over the last twelve months and intends to continue drawing from this portfolio as an alternative to long-term borrowing. Included in this section for 1999, is the gain on the sale of fixed assets for $843,000 for the sale of the transportation division in May 1999. In 2000, there is only $1,000 gain on sale of minor assets.

The Company incurred interest expense of $108,000 and $73,000 for the six months ended June 30, 2000 and 1999 respectively. The Company has notes payable with two directors for $1.3 million and several capital leases for heavy equipment. These leases bear varying interest rates and have varying payment terms.

INCOME TAXES

The Company had an effective federal tax rate of 0% at June 30, 2000 and at December 31, 1999. See Note 5 to the financial statements for detailed discussion. The Company has tax obligations to state and local taxing authorities for both the parent company and its operating subsidiaries.

OPERATING EARNINGS AND NET INCOME

                      Period to Period Change For  Period to Period Change For
                        The Three Months Ended         The Six Months Ended
                        June 30, 2000 and 1999        June 30, 2000 and 1999
                             $         %                   $        %
                           ------   ------              ------    ------
Income from Operations
----------------------
Chemical Division          1,203      144                1,224       51
LLRW Division               (156)      (4)                (844)     (14)

EBINT (1)
---------
Chemical Division            969      177                1,518      191
LLRW Division             (2,148)     (92)              (1,856)     (53)

Consolidated Net Income     (662)     (46)                 601       39

EBITDA (2)                  (655)     (32)                 615       23

(1) EBINT represents earnings from operations before deducting interest and taxes.

(2) EBITDA represents earnings from operations before deducting interest and tax plus depreciation and amortization expense.

For the three months ending June 30, 2000, the Company posted income from operations of $459,000 or 4.4% of revenue. This compares favorably to the $338,000 or 3.8% of revenue for the same quarter last year. For the six months year to date, income from operations increased to $1,587,000 or 8.0% of revenue, compared to $321,000 or 1.8% of revenue for the same period last year. The higher year 2000 operating profit is the direct result of lower SG&A expense on the same amount of gross profit. The Company posted net income of $764,000 for the quarter and $2,145,000 for the six months ending June 30, 2000. The 2000 year to date net income was a substantial improvement over the results posted for the first six months of 1999. During the first six months of 1999 the Company posted a net income of $1,544,000. However, $843,000 or 55% of reported net income in 1999 was the result of a non-recurring gain on the sale of the Company's trucking operation.

Revenue growth continued for the second quarter and the first half of 2000. This revenue increase was offset by higher direct operating costs resulting in a lower gross margin (relative to sales) but flat gross profit (absolute dollars). Also impacting the first half of 2000 was the previously discussed NLRB ruling reserve. Despite the higher direct costs and the NLRB reserve, the Company still generated operating and net income above 1999 levels, which were increased by the one-time sale of the Company's trucking operation. The improved year 2000 performance reflects continued implementation of the Company's growth strategy focused on expanding its core business.

SEASONAL EFFECTS

Operating revenues are generally lower in the winter months than the warmer summer months. However, both Chemical and LLRW Services revenues are more affected by market conditions than seasonality.

CAPITAL RESOURCES AND LIQUIDITY:

On June 30, 2000, cash, cash equivalents and short-term investments totaled $2,885,000, a decrease of $2,112,000 from December 31, 1999. The decrease was due to increased capital expenditures and the refund of customer rebates from the rate-regulated facility in Richland, Washington. Accounts receivable totaled $7,607,000 at June 30, 2000 only $89,000 below the $7,696,000 at year-end
December 31, 1999. The Company's "days sales outstanding" improved to 42 days during the quarter from the 49 days at March 31, 2000 and 67 days for the same period in 1999. The Company continues to focus on improving internally generated cashflow through improved collection efforts.

As of June 30, 2000 the Company's liquidity, as measured by the current ratio, decreased slightly to 0.77:1.0 from 0.82:1.0 at December 31, 1999. The Company's working capital deficit rose as the Company devoted available cash to completion of the El Centro landfill project. By utilizing internally generated cash flow to fund long-term capital projects, current liabilities have increased and current assets have remained relatively steady. This increased the working capital deficit. At June 30, 2000 the working capital deficit rose to $3,620,000 compared to $2,309,000 at December 31, 1999. Despite this increase, the Company has shown significant progress in reducing its working capital deficit over the past several years. The working capital deficit at June 30 and March 31, 1999, respectively, were $5,186,000 and $7,281,000. The Company intends to secure long-term financing for capital expansion. This would allow resumed reduction of the working capital deficit in future quarters.

For six months ended June 30, the Company generated $2,749,000 in cash from operations, which was a $4,390,000 improvement from the same period last year. This increased cash from operations was principally the result of increased profitability and improved collections on accounts receivable. The cash was used to fund long-term projects, principally El Centro.

Capital spending in the first six months of 2000 increased significantly over 1999. By June 30, 2000, capital expenditures totaled $4,322,000 compared to $384,000 for the first six months of 1999. Capital spending was devoted to the El Centro landfill, where approximately $4,100,000 in construction and other development costs were incurred. The remaining $222,000 in capital spending was distributed among the other facilities. Management expects that total capital expenditures for 2000 will be between $7 million and $9 million.

In the remaining six months of 2000, the Company expects to continue capital spending on equipment and expansion of operations. The majority of these expenditures will be for additional equipment and the construction of approved disposal area expansions at Texas Ecologists.

At June 30, 2000, the Company continued to maintain a $500,000 line of credit with a local bank. This credit facility was not utilized during the quarter, but was accessed on July 31, 2000. On June 27, 2000 a commitment letter was received from the same bank to increase the Company's line of credit to $5,000,000. The Company is currently negotiating legal documents for this larger credit line. If this increased new credit facility is closed, the Company expects to utilize the facility to pay accounts payable, meet extended payment terms, and support increased working capital needs associated with increased operations in the Chemical Division, primarily Beatty and El Centro. In addition, the Company received a commitment letter from a bank leasing Company on June 28, 2000 for a $2,000,000 sale/leaseback on certain Company equipment. On August 4, 2000, lease documentation was signed and the Company received proceeds from the $2,000,000 sale/leaseback credit facility on August 8, 2000. Proceeds from the sale/leaseback will be used to pay vendors for capital equipment and construction costs incurred during the second quarter. Management believes that the proposed line of credit, sale/leaseback, and existing operations will generate cash flow sufficient to meet future cash flow demands resulting from planned facility expansions.

Also during the first six months of 2000, the Company received commitments from an equipment supplier to provide $1,500,000 in equipment financing for heavy equipment purchased for the Company's El Centro facility.

PART II OTHER INFORMATION
-------------------------
ITEM 1. LEGAL PROCEEDINGS.

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

Except as described below, there were no material developments with regard to previously reported legal proceedings:

In mid-July 2000, in a previously reported legal proceeding, IN THE MATTER OF AMERICAN ECOLOGY RECYCLE CENTER, INC., RCRA DOCKET NO.: RCRA-4-99-0020, a settlement and principle was reached with USEPA Region 4. The settlement in principle would not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

On August 1, 2000, a previously reported legal proceeding, VIRGIE ADAMS, ET AL
V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET AL, Cause No. 236-165224-6 (Tarrant County, Texas District Court) was settled with the plaintiffs. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

RANDALL V. AMERICAN ECOLOGY, ET AL., CAUSE NO. 00-04270, 68TH JUDICIAL COURT DALLAS COUNTY, TEXAS

On June 9, 2000, plaintiffs filed the original complaint against the company and the company's truck driver individually, alleging that plaintiff suffered personal injury and property damages in connection with a vehicular accident. The Company has tendered the case to its insurance carrier, which is providing a defense. The Company filed an answer in the case on July 7, 2000. Discovery has not commenced. The Company does not believe it was negligent and intends to vigorously defend the case.

U.S. ECOLOGY CORPORATION AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL UNION, AFL-CIO, CASES 10-CA-30847 AND 10-CA-31149

On May 23, 2000, a three-member panel of the NLRB rendered an adverse ruling against the Company's subsidiary and issued a finding of unfair labor practices. On May 26, 2000, the Company's subsidiary filed with the U.S. Sixth Circuit Court Of Appeals a petition for review of the decision of the NLRB and a motion to stay the order of the NLRB pending review by the court.

One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States, and in a case against the State of California, in which one or more outcomes may have a significant favorable future impact on the Company. In the first federal case, US Ecology is suing to recover development costs, as well as lost profits and lost opportunity costs related to development of the Southwestern LLRW Compact disposal facility in Ward Valley, California. The trial court dismissed this case on March 27, 2000, and the Company has appealed the decision. In the second federal case, US Ecology is seeking an order (writ of mandamus) to compel completion of the federal land transfer required for construction of the state-licensed facility to proceed. The trial court rendered an adverse judgment in this case on March 31, 1999, which the Company has also appealed. In a further effort to protect its investment in the Ward Valley project, the Company filed a lawsuit against the State of California on May 2, 2000, seeking (1) a writ of mandate to compel California to acquire the property to build the Ward Valley project, (2) a court declaration of the state's duties to the Company, and (3) damages in excess of $162 million, primarily for costs incurred in developing the project, interest, and future lost profits. On July 6, 2000, the state of

California filed a motion to dismiss the case, on which the court has not yet ruled. The Company intends to pursue all three cases to final resolution.

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

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 18, 2000. At the meeting, Rotchford L. Barker, Paul C. Bergson, Keith D. Bronstein, Patricia
M. Eckert, Edward F. Heil, Jack K. Lemley, Paul F. Schutt, and John J. Scoville were elected to serve as directors of the Company for the next year, and the appointment of Balukoff, Lindstrom & Co., P.A. as independent public accountants for the year ending December 31, 2000 was ratified.

The voting on such items was as follows:

(1) Election of Directors


                                            For         Withheld Authority
                                         ----------     ------------------
             Rotchford L. Barker         12,518,590            13,461
             Paul C. Bergson             12,583,744            11,307
             Keith D. Bronstein          12,581,514            13,307
             Patricia M. Eckert          12,582,181            12,870
             Edward F. Heil              12,583,716            11,335
             Jack K. Lemley              12,578,982            16,069
             Paul F. Schutt              12,584,043            11,008
             John J. Scoville            12,583,659            11,392

(2)  Ratify Appointment of Independent Auditors of Balukoff, Lindstrom &
     Co., P.A.

                         For       Against      Abstain
                         ---       -------      -------
                      12,578,034    11,402       5,615

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit                                                      Incorporated by
  No.                     Description                        Reference from
--------------------------------------------------------------------------------
  3.1   Restated Certificate of Incorporation, as        1989 Form 10-K
        amended
--------------------------------------------------------------------------------
  3.2   Certificate of Amendment to Restated             Form S-4 dated 12-24-92
        Certificate of Incorporation dated June 4, 1992
--------------------------------------------------------------------------------
  3.3   Amended and Restated Bylaws dated February 28,   1994 Form 10-K
        1995
--------------------------------------------------------------------------------
 10.1   Sublease dated February 26, 1976, between the    Form 10 filed 3-8-84
        State of Washington, the United States Dept. of
        Commerce and Economic Development, and Nuclear
        Engineering Company with Amendments dated
        January 11, 1980, and January 14, 1982.
--------------------------------------------------------------------------------
 10.2   Lease dated May 1, 1977 ("Nevada Lease"),        Form 10 filed 3-8-84
        between the state of Nevada, Dept. of Human
        Resources and Nuclear Engineering Company, with
        Addendum thereto, dated December 7, 1982
--------------------------------------------------------------------------------
 10.3   Addendum to Nevada Lease dated March 28, 1988    1989 Form 10-K
--------------------------------------------------------------------------------
 10.4   Nevada State Health Division, Radioactive        1989 Form 10-K
        Material License issued to US Ecology, Inc.
        dated December 29, 1989
--------------------------------------------------------------------------------
 10.5   Administrative Order by Consent between the      1985 Form 10-K
        United States Environmental Protection Agency
        and US Ecology, Inc. ("USE") dated September
        30, 1985
--------------------------------------------------------------------------------
 10.6   State of Washington Radioactive Materials        1986 Form 10-K
        License issued to US Ecology, Inc. dated
        January 21, 1987
--------------------------------------------------------------------------------
 10.11  Agreement between the Central Interstate         2nd Quarter 1988 10-Q
        Low-Level Radioactive Waste Compact Commission
        and US Ecology, Inc. for the development of a
        facility for the disposal of low-level
        radioactive waste dated January 28, 1988
        ("Central Interstate Compact Agreement")
--------------------------------------------------------------------------------
 10.12  Amendment to Central Interstate Compact          1994 Form 10-K
        Agreement May 1, 1990
--------------------------------------------------------------------------------
 10.13  Second Amendment to Central Interstate Compact   1994 Form 10-K
        Agreement dated June 24, 1991
--------------------------------------------------------------------------------
 10.14  Third Amendment to Central Interstate Compact    1994 Form 10-K
        Agreement dated July 1, 1994
--------------------------------------------------------------------------------
 10.15  Settlement agreement dated May 25, 1988 among    Form 8-K dated 6-7-88
        the Illinois Department of Nuclear Safety,
        US Ecology, Inc. and American Ecology Corpor-
        ation of a December 1978 action related to the
        closure, care and maintenance of the Sheffield,
        Illinois LLRW disposal site
--------------------------------------------------------------------------------
 10.16  Nevada Division of Environmental Protection      1988 Form 10-K
        Permit for Hazardous Waste Treatment, Storage
        and Disposal (Part B) issued to US Ecology,
        Inc. dated June 24, 1988
--------------------------------------------------------------------------------
 10.17  Texas Water Commission Permit for Industrial     1988 Form 10-K
        Solid Waste Management Site (Part B) issued to
        Texas Ecologists, Inc. dated December 5, 1988
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 10.18  Memorandum of Understanding between American     1989 Form 10-K
        Ecology Corporation and the State of California
        dated August 15, 1988
--------------------------------------------------------------------------------
 10.19  United States Environmental Protection Agency    1989 Form 10-K
        approval to dispose of non-liquid poly-
        chlorinated biphenyl (PCB) wastes at the
        Beatty, Nevada chemical waste disposal facility
--------------------------------------------------------------------------------
 10.26  Amended and Restated American Ecology            Proxy Statement dated
        Corporation 1992 Stock Option Plan*              4-26-94
--------------------------------------------------------------------------------
 10.27  Amended and Restated American Ecology            Proxy Statement dated
        Corporation 1992 Outside Director Stock Option   4-26-94
        Plan*
--------------------------------------------------------------------------------
 10.28  American Ecology Corporation 401 (k) Savings     1994 Form 10-K
        Plan*
--------------------------------------------------------------------------------
 10.29  American Ecology Corporation Retirement Plan*    1994 Form 10-K
--------------------------------------------------------------------------------
 10.33  Lease Agreement between American Ecology         Form S-4 filed 12-24-92
        Corporation and VPM 1988-1, Ltd. dated
        October 14, 1992
--------------------------------------------------------------------------------
 10.34  Rights Agreement dated as of December 7, 1993    Form 8-K dated 12-7-93
        between American Ecology Corporation and
        Chemical Shareholders Services Group, Inc.
        as Rights Agent
--------------------------------------------------------------------------------
 10.36  Settlement Agreement dated September 24, 1993    1993 Form 10-K
        by US Ecology, Inc., the State of Nevada, the
        Nevada State Environmental Commission, and the
        Nevada Dept. of Human Resources
--------------------------------------------------------------------------------
 10.37  Settlement Agreement dated as of January 19,     1993 Form 10-K
        1994 by and among US Ecology, Inc., Staff of
        the Washington Utilities and Transportation
        Commission, Precision Castparts Corp., Teledyne
        Wah Chang, Portland General Electric Company,
        the Washington Public Power Supply System and
        Public Service Company of Colorado.
--------------------------------------------------------------------------------
 10.38  Agreement dated January 28, 1994 between         Form 8-K dated 2-3-94
        American Ecology Corporation, Edward F. Heil,
        Edward F. Heil as trustee for Edward F. Heil,
        Jr., Sandra Heil, and Karen Heil Irrevocable
        Trust Agreement #2, Thomas W. McNamara and
        Thomas W. McNamara as a trustee of
        The Jenner & Block Profit Sharing Trust No. 082.
--------------------------------------------------------------------------------
 10.50  Increase Additional Number of Share Options to   Form S-8 dated 12-30-98
        Directors Plan of 1992
--------------------------------------------------------------------------------
 10.51  Increase Additional Number of Share Options of   Form S-8 dated 12-20-99
        1992 Employees Plan
--------------------------------------------------------------------------------
 10.52  Amended and Restated American Ecology            Proxy Statement dated
        Corporation 1992 Outside Director Stock Option   4-8-98
        Plan
--------------------------------------------------------------------------------
 10.53  Amended and Restated American Ecology            Proxy Statement dated
        Corporation 1992 Stock Option Plan               4-12-99
--------------------------------------------------------------------------------
  21    List of Subsidiaries                             1994 Form 10-K
--------------------------------------------------------------------------------
 23.2   Consent of Balukoff, Lindstrom & Co., P.A.
--------------------------------------------------------------------------------
  27    Financial Data Schedule
--------------------------------------------------------------------------------

*Management contract or compensatory plan.


      (b)   REPORTS ON FORM 8-K

 16.1   Change of Auditors Letter - November 25, 1996        Form 8-K
--------------------------------------------------------------------------------
 10.44  Series E Redeemable Convertible Preferred Stock      Form 8-K
        - November 27, 1996
--------------------------------------------------------------------------------

 10.45  Third Amended & Restated Credit Agreement -          Form 8-K
        February 18, 1997
--------------------------------------------------------------------------------
 10.48  Court Judgement Houston 88-January 26, 1998          Form 8-K
--------------------------------------------------------------------------------
 10.49  Bank Restructure-Chase Bank of Texas N.A.            Form 8-K
        November 19, 1998
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN ECOLOGY CORPORATION
                                                 (REGISTRANT)

Date:  August 13, 2000                   By:  /s/ Jack K. Lemley
                                              ------------------
                                              Jack K. Lemley
                                              Chairman and Chief
                                              Executive Officer


Date:  August 13, 2000                   By:  /s/ James R. Baumgardner
                                              ------------------------
                                              James R. Baumgardner
                                              Senior Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule