Form 10-Q
period 2000-09-30
AMERICAN ECOLOGY CORP
filed 2000-11-13
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                                 YES [X] NO [ ]

                At November 12, 2000, Registrant had outstanding
                     13,711,517 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet
        (Unaudited)                                                           4

        Consolidated Statements of Operations
        (Unaudited)                                                           5

        Consolidated Statements of Cash Flows
        (Unaudited)                                                           6

        Notes to Consolidated Financial Statements                            8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            14

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 2. Changes in Securities                                                20

Item 3. Defaults upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 5. Other Information                                                    21

Item 6. Exhibits and Reports on Form 8-K                                     21

        Signatures                                                           23

        DIRECTORS                                                          OFFICERS
        ---------                                                          --------
Jack K. Lemley                                            Jack K. Lemley
Chairman of the Board                                     Chairman, Chief Executive Officer and President
American Ecology Corporation
                                                          James R. Baumgardner
Rotchford L. Barker                                       Senior Vice President and Chief Financial Officer
Independent Businessman
                                                          L. Gary Davis
Paul C. Bergson                                           Vice President and Controller
Principal
Bergson & Company                                         Zaki K. Naser
                                                          Executive Vice President and Operations Manager

Keith D. Bronstein                                        Stephen A. Romano
President                                                 Vice President
Tradelink, LLC
                                                          Robert S. Thorn
Patricia M. Eckert                                        Vice President and Chief Accounting Officer
Principal
Patricia M. Eckert & Associates                           Robert M. Trimble
                                                          General Counsel and Secretary
Edward F. Heil
Chairman of the Board
American Environmental Construction Company                             FINANCIAL REPORTS

Dan Rostenkowski                                          A copy of the American Ecology Corporation
President                                                      Financial Reports, filed with the
DanRoss & Associates, Inc.                                Securities and Exchange Commission, may be
                                                                      Obtained by writing to:
Paul F. Schutt
Chief Executive Officer                                         American Ecology Corporation
Nuclear Fuel Services, Inc.                                       805 W. Idaho, Suite 200
                                                                    Boise, Idaho 83702
John J. Scoville                                                            OR:
President                                                        at www.americanecology.com
J.J. Scoville & Associates, Inc.
                                                                        TRANSFER AGENT
         CORPORATE OFFICE
                                                           ChaseMellon Shareholder Services, LLC
American Ecology Corporation                                           Overpeck Centre
805 W. Idaho, Suite 200                                              85 Challenger Road
Boise,  Idaho  83702                                         Ridgefield Park, New Jersey 07660
(208) 331-8400                                                        (201) 296-4000
(208) 331-7900 (fax)                                                www.chasemellon.com
www.americanecology.com
                                                                            AUDITOR
           COMMON STOCK
                                                              Balukoff, Lindstrom & Co., P.A.
  American Ecology Corporation's common stock                 877 West Main Street, Suite 805
  Trades on the NASDAQ Stock Market under the                        Boise, Idaho 83702
                 Symbol ECOL.                                           208-344-7150

PART 1  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                        September 30,   December 31,
                                                                            2000           1999
                                                                        -------------   ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                             $  2,225       $  4,771
     Receivables, net of allowance for doubtful
         accounts of  $927 and $619 respectively                             10,679          7,696
     Income tax receivable                                                      740            740
     Prepayments and other                                                    1,216          1,207
                                                                           --------       --------
          Total current assets                                               14,860         14,414

Cash and investment securities, pledged                                         233            226
Property and equipment, net                                                  14,464         10,432
Deferred site development costs                                              27,430         27,430
Cell development costs                                                        3,984          2,386
Intangible assets relating to acquired businesses, net                          372            390
Other assets                                                                  3,115          3,181
                                                                           --------       --------
          Total assets                                                     $ 64,459       $ 58,458
                                                                           ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                     $    182       $    781
     Accounts payable                                                         3,666          2,706
     Accrued liabilities                                                     11,050         12,334
     Deferred site maintenance, current portion                                 700            700
     Income taxes payable                                                       161            202
                                                                           --------       --------
          Total current liabilities                                          17,745         16,723

Long term debt, excluding current portion                                     5,907          3,569
Deferred site maintenance, excluding current portion                         16,215         16,585

Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued and outstanding               --             --
     Series D cumulative convertible preferred stock, $.01 par value,
          105,264 authorized, 100,001 shares issued and outstanding               1              1
     Series E redeemable convertible preferred stock, $.01 par value,
          300,000 authorized, 300,000 shares converted and retired               --             --
     Common stock, $.01 par value, 50,000,000 authorized, 13,711,517
          and 13,704,050 shares issued and outstanding, respectively            137            137
     Additional paid-in capital                                              54,570         54,513
     Retained earnings (deficit)                                            (30,116)       (33,069)
                                                                           --------       --------
          Total shareholders' equity                                         24,592         21,582
                                                                           --------       --------
             Total Liabilities and Shareholders' Equity                    $ 64,459       $ 58,459
                                                                           ========       ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                    2000           1999            2000           1999
                                                  --------       --------       --------       --------
Revenue                                           $ 11,796       $  6,007       $ 31,600       $ 24,093
Operating costs                                      6,555          3,664         17,327         12,684
                                                  --------       --------       --------       --------

Gross profit                                         5,241          2,343         14,273         11,409
Selling, general and administrative expenses         4,228          2,280         11,672         11,025
                                                  --------       --------       --------       --------

Income from operations                               1,013             63          2,601            384

Investment income (loss)                               (95)          (200)           141            113
Interest income (expense)                             (175)           (44)          (249)          (117)
Gain on sale of assets                                  45              3             44            666
Other income                                           320             23            821            391
                                                  --------       --------       --------       --------

Net income (loss) before income taxes                1,108           (155)         3,314          1,437
Income tax expense (benefit)                             8            (29)            69             18
                                                  --------       --------       --------       --------

Net income                                           1,100           (126)         3,245          1,419
Preferred stock dividends                              100             86            299            316
                                                  --------       --------       --------       --------

Net income (loss) available to common
     Shareholders                                 $  1,000       $   (212)      $  2,946       $  1,103
                                                  ========       ========       ========       ========

Basic earnings per share                          $    .07       $   (.02)      $    .22       $    .08
                                                  ========       ========       ========       ========

Diluted earnings per share                        $    .06       $   (.02)      $    .18       $    .07
                                                  ========       ========       ========       ========

Dividends paid per common share                   $     --       $     --       $     --       $     --
                                                  ========       ========       ========       ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ IN 000'S)

                                                                Nine Months Ended September 30,
                                                                      2000           1999
                                                                      ----           ----
Cash flows from operating activities:

     Net income                                                     $  3,245       $  1,419
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
            Depreciation and amortization                              1,647          1,711
            Deferred income tax provision                                (40)           (64)
            (Gain) on sale of assets                                  (1,098)          (663)
     Changes in assets and liabilities:
        Receivables                                                   (2,983)         3,100
        Investment securities                                             (7)         1,412
        Other assets                                                    (146)           473
        Accounts payable and accrued liabilities                        (324)       (11,184)
        Deferred site maintenance                                       (371)          (265)
                                                                    --------       --------
            Total adjustments                                         (3,322)        (5,480)
                                                                    --------       --------

Net cash provided by (used in) operating activities                      (77)        (4,061)
                                                                    --------       --------
Cash flows from investing activities:
        Capital expenditures                                          (7,959)        (1,793)
        Site development costs, including capitalized interest                         (550)
        Proceeds from sales of property and equipment                  2,000          1,910
        Proceeds from sales of investment securities                      --             --
                                                                    --------       --------
Net cash provided by (used in) investing activities                   (5,959)          (433)

Cash flows from financing activities:
        Proceeds from common stock issued                                 57             14
        Proceeds from issuance of indebtedness                         4,032          1,733
        Proceeds from rights offering                                     --             --
        Repayments of indebtedness                                      (599)           (42)
                                                                    --------       --------
Net cash provided by financing activities                              3,490          1,705

Increase (decrease) in cash and cash equivalents                      (2,546)        (2,789)
Cash and cash equivalents at beginning of period                       4,771          4,442
                                                                    --------       --------
Cash and cash equivalents at end of period                          $  2,225       $  1,653
                                                                    ========       ========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
            Interest, net of amounts capitalized                    $    249       $    117
            Income taxes                                                 130             83
            Acquisition of Equipment with Capital Leases               3,006             --

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                  ($ IN 000'S)

                                                             ADDITIONAL     RETAINED
                                  PREFERRED      COMMON       PAID-IN       EARNINGS
                                    STOCK        STOCK        CAPITAL       (DEFICIT)
                                  --------      --------     ----------     --------
Balance, December 31, 1999        $      1      $    137      $ 54,513      $(33,069)
Net Income                              --            --            --         1,382
Dividends of preferred stock            --            --            --          (100)
Other adjustments                       --            --            --             5
                                  --------      --------      --------      --------
Balance, March 31, 2000           $      1      $    137      $ 54,513      $(31,782)
                                  --------      --------      --------      --------

Net Income                              --            --            --           764
Common stock issuance                   --            --            --            12
Dividends of preferred stock            --            --            --          (100)
Other adjustments                       --            --            --             2
                                  --------      --------      --------      --------
Balance, June 30, 2000            $      1      $    137      $ 54,525      $(31,116)
                                  --------      --------      --------      --------

Net Income                              --            --            --         1,100
Common stock issuance                   --            --            45            --
Dividends of preferred stock            --            --            --          (100)
Other adjustments                       --            --            --            --
                                  --------      --------      --------      --------
Balance, September 30, 2000       $      1      $    137      $ 54,570      $(30,116)
                                  --------      --------      --------      --------

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

NOTE 2.  LONG-TERM DEBT.

Long term debt at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                       September 30,    December 31,
                                            2000           1999
                                          -------         -------
         Notes payable                    $ 1,300         $ 1,847
         Capital lease obligations          3,006           1,675
         Other long-term debt               3,769             828
                                          -------         -------
                                            8,075           4,350
         Less:  Current maturities         (2,168)           (781)
                                          -------         -------
         Long-term debt                   $ 5,907         $ 3,569

Aggregate maturity of future minimum payments under notes payable and capital leases is as follows (in thousands):

                                       September 30,    December 31,
                                            2000           1999
                                          -------         -------
                 2000                     $   182         $   781
                 2001                        3183           1,631
                 2002                       3,337             730
                 2003                         666             520
                 2004                         595             688
                 2005                          42              --
                 2006                          70              --
                                          -------         -------
                TOTAL                     $ 8,075         $ 4,350
                                          =======         =======

The Company borrowed $1.3 million from two of its board members in March 1999 and issued unsecured notes at 9% interest that mature September 2, 2001. The Company is prohibited from paying dividends on common or preferred shares until these notes are retired.

In the third quarter of 2000, the Company executed capital lease agreements totaling approximately $1,225,000, bringing year-to-date capital leases to $2.3 million. The Company also entered into a financing agreement for insurance premiums in the amount of $705,000 due March 1, 2001. The average annual percentage interest rate on the aforementioned obligations is between 9% and 10.5%.

On August 17, 2000 the Company entered into a 2-year, revolving line of credit with a local bank. The line of credit is secured by the Company's accounts receivable and is governed by a Credit Agreement. Under the terms of the Credit Agreement, borrowings cannot exceed 80% of eligible accounts receivable or $5.0 million, whichever is less. Interest on borrowings under the Credit Agreement are based on a 'pricing grid,' whereby after the first 6 months, the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (LIBOR) plus an applicable spread. During the first six months of the credit facility, borrowings are Prime plus 0.75% or LIBOR plus 3.25%, at the election of the Company, subject to certain conditions. The Credit Agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio and a debt service coverage ratio. At September 30, 2000 the Company was in compliance with all applicable bank financial covenants.

At September 30, 2000 the outstanding balance on principal loan and revolving line of credit was $2,500,000, with $2,500,000 available with any balance due June 30, 2002. During the third quarter, the interest rate on borrowings ranged from 9.875% to 10.5%. As of October 19, 2000 the Company had repaid $1,000,000 of the revolving line of credit.

NOTE 3.  SALE-LEASE-BACK

On August 3, 2000 the Company entered into a $2 million equipment sale and leaseback transaction. The Company sold various Company-owned equipment and rolling stock to a lessor. The Company received $2,000,000 in proceeds from the asset sale and entered into an operating lease for their use of the equipment beginning August 8, 2000 with monthly payments through January 8, 2006, with no security deposit. The lease allows for the early buyout of the equipment at a fixed price at the 60th month. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.

At December 31:                                    Minimum Lease Payment
2000                                                          $  173,971
2001                                                             417,529
2002                                                             417,530
2003                                                             417,530
2004                                                             417,530
2005                                                             417,530
2006                                                              34,794
                                                              ----------
Total Minimum Payments                                        $2,296,414

The Company realized a $1,098,000 gain on the sale of the equipment that will be amortized over the life of the lease. The gain will be recognized proportionate to the gross rental charged over the 66-month lease life. The $16,600 monthly recognition of gain on sale is offset against the lease expense. Proceeds from this sale of assets were used to fund expansion of the El Centro facility and general business obligations.

NOTE 4.  DEFERRED SITE DEVELOPMENT COSTS.

On May 2, 2000, subsidiary US Ecology filed suit against the State of California in Superior Court for the County of San Diego alleging that the State has abandoned its duty to obtain the Ward Valley property from the U.S. Department of the Interior. The suit seeks recovery of monetary damages stemming from the state's failure to honor its obligations to the Company, and also seeks to compel the State to resume efforts to complete the land acquisition process. Damages sought are in excess of $162 million for costs incurred, interest, lost profits and certain legal expenses. On October 24, 2000, the Superior Court signed an order granting the State of California's demurrer, dismissing the case. The Company believes the ruling is in error and has appealed the ruling.

The Company also continues to protect its investment in the Ward Valley project in federal court through two lawsuits filed against the United States in 1997. These suits are based on actions by Interior Secretary Bruce Babbitt purporting to rescind his predecessor's decision to transfer the Ward Valley site to California. The first case, filed in the United States Court of Federal Claims, seeks monetary damages in excess of $73 million. On March 27, 2000, the court dismissed this case, the Company promptly appealed. Written briefs have been filed in the appeal, but oral argument has not been scheduled. The second case, filed in the Federal District Court for the District of Columbia, seeks injunctive relief and a writ of mandamus ordering delivery of the Ward Valley site to California. The trial court rendered an adverse judgment in this action on March 31, 1999, which the Company also appealed. The United States District of Columbia Circuit Court of Appeals heard oral arguments in this case on September 5, 2000 but has not yet ruled.

All costs incurred through July 31, 1999 to develop the Ward Valley facility were capitalized. Since then, all costs have been expensed as incurred. After adjusting for a 1998 bank settlement, the Company had deferred $20,952,000 (33% of total assets) of development costs for the Ward Valley facility, of which $895,000 represents capitalized interest, as of September 30, 2000.

The Company has incurred reimbursable costs and received revenue for development of the Butte, Nebraska disposal facility under a contract with the CIC Commission. While the Company (through subsidiary US Ecology) has an equity position in the project, it has acted principally as a contractor to the CIC. Major generators of waste within the five-state CIC region have provided approximately 89% of funds expended to develop the Butte facility. As of September 30, 2000, the Company has contributed and capitalized approximately $6,478,000 (10% of total assets) for the Butte facility, $386,000 of which is capitalized interest.

In 1998, the State of Nebraska denied US Ecology's license application to build and operate the Butte facility. At the CIC's direction, US Ecology challenged this denial. The major waste generators funding the project filed suit in the Federal District Court for Nebraska in December 1998 seeking to recover certain costs expended on the licensing process and to prevent the State of Nebraska from proceeding with a hearing on the license denial. US Ecology intervened as a plaintiff. The Company expects no significant project revenue pending the outcome of the litigation. In April 2000, the United States Court of Appeals for the Eighth Circuit upheld a preliminary injunction issued in United States District Court enjoining the State of Nebraska hearing process. The Eighth Circuit also affirmed a District Court ruling that Nebraska waived certain sovereign immunity protections when it willingly became a CIC member state. The Company believes the case will go to trial in 2001. US Ecology continues to maintain the Butte facility under contract to the CIC.

Management believes the Company's legal position in each of the above legal matters is strong and intends to continue devoting resources necessary to pursue each of these actions. The Company believes that deferred site development costs for the Butte facility will be realized and that its investment in Ward Valley will be recouped through either monetary damages recovery or facility construction and operation. There can be no assurance that the Company will recover its investment or earn a return on either project, however, since the outcome of litigation is unknown. Failure to recover deferred site development costs for either facility would have a material adverse effect on the Company's financial condition.

NOTE 5.  EARNINGS PER SHARE.

The following table shows the weighted average number of common shares outstanding and dilutive potential effect of options, warrants, and convertible preferred shares outstanding for the respective three and nine month periods used to calculate basic and diluted earnings per common share:

                                                                    (000'S EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended         Nine Months ended
                                                                  September 30,             September 30,
                                                               2000         1999          2000         1999
                                                             --------     --------      --------     --------
Net earnings (loss) available to common shareholders         $  1,000     $   (212)     $  2,946     $  1,103
                                                             ========     ========      ========     ========
Weighted average shares outstanding at end of period
    used to calculate basic earnings per share                 13,709       13,564        13,709       13,564
Dilutive effect of options and warrants                         2,653        1,844         2,653        1,844
Shares used to compute diluted earnings (loss) per share       16,362       15,407        16,362       15,407

Basic earnings per share                                     $    .07     $   (.02)     $    .22     $    .08
                                                             ========     ========      ========     ========

Diluted earnings per share                                   $    .06     $   (.02)     $    .18     $    .07
                                                             ========     ========      ========     ========

NOTE 6.  INCOME TAXES.

The Company had an effective federal tax rate of 0% on September 2000 and December 31, 1999 respectively. The statutory rate of 34% is offset by a valuation allowance for deferred tax assets of approximately 35%. This valuation allowance was established for certain deferred tax assets due to uncertainties inherent in long-term deferred site maintenance costs, uncertainties affecting future operating results, and limitations on utilization of acquired net operating loss carry forwards for tax purposes. At September 30, 2000, the available net operating loss carry forward was $30.9 million plus an estimated $3.0 of additional net operating loss carry forward for 2000 based on 1999 results. This unrestricted net operating loss carry forward expires as follows:

    -   $4.3 million in 2010
    -   $8.7 million in 2011
    -   $7.8 million in 2012
    -   $6.9 million in 2018
    -   $3.2 million in 2019
    -   $3.0 million in 2020

In addition to the above unrestricted net operating loss carry forward, the Company has net operating loss carryforwards subject to Internal Revenue Code
Section 382 restrictions, of approximately $2.7 million, which begin to expire in 2006 through 2008. These amounts assume that the position of the Internal Revenue Service ("IRS") is incorrect in the matter discussed below.

The Company filed a federal income tax refund claim for 1995 and prior years seeking a refund of approximately $740,000. In September 1999, the IRS proposed to deny this claim. The Company protested this denial and proposed a reduction in November 1999 and intends to continue efforts to obtain the refund. The Company and the IRS have met three times in 2000 on this matter. As of September 30, 2000, the $740,000 claimed is reflected as income taxes receivable. The matter is still pending.

The Company sold this $740,000 refund claim to its former bank with recourse in November 1998 and agreed in a subsequent repurchase agreement and the bank settlement agreement to buy back 25% of the tax refund claim for $184,000. The Company has been making monthly payments to satisfy this obligation and completed the repurchase in October 2000. If the Company's protest to the IRS is unsuccessful, it may have an obligation to pay 75% of the claim (or $555,000) to its prior bank.

NOTE 7.  ENVIRONMENTAL LIABILITIES.

The Company has financial commitments for future closure and/or post-closure maintenance obligations at facilities it operates and is otherwise responsible for. Closure and post-closure liabilities are covered by insurance policies should the Company fail to comply with its obligations. The total estimated final closure and post-closure cost must be fully accrued for each landfill at the time the site stops accepting waste.

Environmental Matters

The Company maintains reserves and insurance polices for future closure and post-closure cost obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on professional engineering studies and interpretations of current and foreseeable regulatory requirements performed at least annually. Costs accounted for include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring, and other monitoring and routine maintenance costs required after a disposal site stops accepting waste. The Company believes it has made adequate provision through reserves and the insurance policy for closure and post-closure obligations. The Company estimates that the aggregate final closure and post-closure costs for all insured facilities owned or operated was approximately $16,914,000 as of September 30, 2000. The Company has a three-year prepaid insurance policy for its facilities, and has set aside investment securities to pay certain deductible limits.

Operation of disposal facilities creates operational, monitoring, site maintenance, closure and post-closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of such costs, regulation or statute changes, or other future events affecting its facilities. Management believes, however, that disposition of such matters would not have a material adverse effect on the financial condition of the Company.

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

The Company has provided letters of credit, trust funds, closure bonds, and certificates of insurance as financial assurance to meet closure and post closure obligations at its hazardous waste facilities. Cash and investment securities totaling $233,000 on September 30, 2000 and $226,000 on December 31, 1999 are pledged as collateral for these obligations. Management believes that $233,000 is an adequate reserve in combination with the above sureties.

NOTE 8.  OPERATING SEGMENTS.

Summarized financial information concerning the Company's reportable segments are shown below. The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates two business segments, Chemical Services and Low-Level Radioactive Waste ("LLRW") Services. The Chemical Services division processes and disposes of hazardous, PCB and non-hazardous waste. The LLRW Services division removes, processes, packages, and disposes of material contaminated with low-level and naturally occurring radioactive material. Segment data includes inter-Company transactions at cost, as well as allocation for certain corporate costs. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

Reported in ($000)
-----------------
3 Months Ending, September 30, 2000       Chemical Services      LLRW Services      Corporate & Other          Total
-----------------------------------       -----------------      -------------      -----------------          -----
Revenue                                       $  4,244             $  7,552             $     --             $ 11,796
Direct Operating Costs                           2,385                4,366                 (196)               6,555
                                              --------             --------             --------             --------
Gross Profit                                  $  1,859             $  3,186             $   (196)            $  5,241
SG&A Expense                                     1,146                1,513                1,569                4,228
Interest Expense/(Income)                          (35)                 (83)                 (58)                (178)
Corporate Allocation                               708                1,019               (1,646)                  81
Income Taxes                                        --                   --                    8                    8
                                              --------             --------             --------             --------
Net Income                                    $     40             $    737             $    (69)            $  1,100

9 Months Ending September 30, 2000
----------------------------------
Gross Profit                                     5,482                8,449                                  $ 14,273
SG&A Expense                                     2,769                5,314                3,589               11,672
Interest Expense/(Income)                         (195)                 (84)                (177)                (456)
Corporate Allocation                             1,445                2,242               (3,944)                (257)
Income Taxes                                        --                   --                   69                   69
                                              --------             --------             --------             --------
Net Income                                    $  1,463                  977                  805             $  3,245

Total Assets                                  $ 24,414             $ 39,674             $    371             $ 64,459

Reported in ($000)
-----------------
3 Months Ending September 30, 1999        Chemical Services      LLRW Services      Corporate & Other          Total
----------------------------------        -----------------      -------------      -----------------          -----
Revenue                                       $  2,363             $  3,690             $    (46)            $  6,007
Direct Operating Costs                           1,708                1,966                  (10)               3,664
                                              --------             --------             --------             --------
Gross Profit                                  $    655             $  1,724             $    (36)            $  2,343
SG&A Expense                                       891                1,389                   --                2,280
Interest Expense/(Income)                          (30)                  53                   (7)                  16
Corporate Allocation                               247                  466                 (511)                 202
Income Taxes                                        --                   --                  (29)                 (29)
                                              --------             --------             --------             --------
Net Income                                    $   (453)            $   (184)            $    511             $    126

9 Months Ending September 30, 1999
----------------------------------
Revenue                                       $  9,015             $ 15,078             $     --             $ 24,093
Direct Operating Costs                           5,966                7,289                 (571)              12,684
                                              --------             --------             --------             --------
Gross Profit                                  $  3,049             $  7,789             $    571             $ 11,409
SG&A Expense                                     4,432                3,478                3,115               11,025
Interest Expense/(Income)                         (163)                (739)                 (38)                (940)
Corporate Allocation                               957                1,783               (2,853)                (113)
Income Taxes                                        --                   --                   18                   18
                                              --------             --------             --------             --------
Net Income                                    $   (647)            $  1,737             $    329             $  1,419

Total Assets                                  $ 13,670             $ 35,757             $  3,672             $ 53,099

NOTE 9.  CASH AND INVESTMENT SECURITIES.

The Company and wholly owned subsidiary American Liability and Excess Insurance Company ("ALEX"), a captive insurance company, maintains a securities portfolio with a national brokerage firm. At September 30, 2000, ALEX held $257,000 in cash and money market accounts. This account decreased $1,130,000 from August 31, 2000 to September 30, 2000 to pay for major capital expansion at the El Centro facility, and general corporate purposes. The Company has pledged $250,000 of the remaining monies as security for various insurance policies. On July 13, 2000 the Company's Board of Directors approved management's recommendation to close ALEX to reduce the costs associated with maintaining an inactive, captive insurance company. No financial or other impacts are anticipated as a result of the scheduled 2000 closing.

NOTE 10. COMMITMENTS AND CONTINGENCIES.

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

Insurance: While the Company believes it operates safely, professionally and prudently, the environmental business exposes the Company to risks, including potential releases of harmful substances that may cause damage or injury. Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for such claims, the Company maintains environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear occurrences. The Company also maintains nuclear liability insurance covering the operations of its facilities, suppliers and transporters; as well as primary property, casualty and excess liability policies through traditional third party insurance.

In 1998, the Company elected to discontinue providing financial assurance for its closure and post-closure responsibilities through its ALEX insurance subsidiary. The Company will close the captive insurance company during 2000, as discussed in Note 9 to the financial statements.

In July 2000, the Company initiated cancellation of its Reliance Insurance Company policies and obtained substantially identical coverage through XL Capital Insurance Company. Transferring these policies to XL Capital enables the Company to maintain coverage with an insurance provider with a higher credit rating and greater financial wherewithal.

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection with such matters. Management believes that its reserves and insurance are adequate. There have been no significant changes in commitments and contingencies other than that included in Part II, Item 1 of this report, Legal Proceedings.

NOTE 11. PREFERRED STOCK.

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

In September 1995, the Board of Directors authorized issuance of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("Series D"). The Company issued 105,264 shares of Series D and warrants allowing Series D holders to purchase 1,052,640 shares of the Company's common stock. The Series D with warrants were sold in a private offering to members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities were deducted from the proceeds. Each Series D share is convertible at any time, at the option of the holder, at the current conversion rate into common shares of the Company as specified in the designation certificate.

In 2000, one Series D holder converted 5,263.2 preferred shares into common shares and extended 64,211 warrants. The balance of the Series D warrants has expired. Each warrant has an exercise price of $4.75. Since their value is deemed de minimus, no value is assigned to these warrants in the accompanying consolidated financial statements. 100,001 shares of Series D preferred stock are outstanding. The dividends on Series D Stock are cumulative from the date of issuance and payable quarterly commencing October 15, 1995. Covenants in current notes payable prohibit the payment of dividends. At September 30, 2000, accrued dividends totaled $695,000. Accrued but unpaid dividends are convertible into common stock on the same basis as the preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Actual results could differ materially from the Company's historical results of operations and those discussed in these forward-looking comments. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Notes 2, 4, 5, 6, and 7 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings, and the discussion below. Certain factors that may influence actual operations in the future are discussed in the Company's Form 10-K for the year ended December 31, 1999 in Part I, Item
1. Business.

Introduction

Incorporated in 1952 as Nuclear Engineering Company, American Ecology Corporation and its predecessors have operated commercial radioactive and chemical waste disposal and treatment facilities nationwide longer than any other U.S. Company. The Company mainly derives its revenues from fees charged for processing and disposal of hazardous, non-hazardous, and low-level radioactive waste. Revenues are also derived from rebuilding electric motors from nuclear power plants, brokering wastes to other service providers, and environmental remediation work.

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

Revenue for the nine months ended September 30, 2000 reached $31,600,000 or 31% higher than during the same period in 1999. Growth in revenue was primarily the result of strong operations at the Company's Beatty, Nevada and Richland, Washington facilities.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                           Three Months Ended     Nine Months Ended   Three Months Ended     Nine Months Ended
                           September 30, 2000     September 30,2000   September 30, 1999     September 30, 1999
                           ------------------     -----------------  ---------------------   ------------------
                             $             %         $           %         $          %            $         %
Revenue                    11,796                 31,600                 6,007                 24,093
Direct Operating Costs      6,555        55.6     17,327       54.8      3,664        61.0     12,684       52.6
                           ------                 ------                ------                 ------

Gross Profits               5,241        44.4     14,273       45.2      2,343        39.0     11,409       47.4
SG & A                      4,228        35.8     11,672       36.9      2,280        38.0     11,025       45.8
                           ------                 ------                ------                 ------

Income from Operations        459         8.6      2,601        8.2         63         1.0        384        1.6
Investment Income             (95)       -0.8        141        0.4       (200)       -3.3        113        0.5
Gain on sale of assets         45         0.4         44        0.1          3         0.0        666        2.8
Other (income) expense        145         1.2        528        1.7        (21)       -0.3        274        1.1

Net Income
  Before income taxes       1,108         9.4      3,314       10.5       (155)       -2.6      1,437        6.0
Income tax expense
    (benefit)                   8         0.1         69        0.2        (29)       -0.5         18        0.1

Net Income                  1,100         9.3      3,245       10.3       (126)       -2.1      1,419        5.9
Preferred stock
    Dividends                 100         0.8        299        0.9         86         1.4        296        1.2

Net Income (loss)
   Available to common      1,000         8.5      2,946        9.3       (212)       -3.5      1,123        4.7
      Shareholders

CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDING

Reported in $000             September 30,  2000        September 30, 1999
                           Chemical        LLRW        Chemical        LLRW
                           --------      --------      --------      --------
Revenue                    $ 13,298      $ 18,302      $  9,015      $ 15,078
Direct Operating costs        7,816         9,853         5,966         7,289
                           --------      --------      --------      --------

Gross Profit                  5,482         8,449         3,049         7,789
SG & A                        2,769         5,314         3,478         4,432
                           --------      --------      --------      --------
Income (loss) from
operations                    2,713         3,135          (429)        3,357

Other income (expense)       (1,250)       (2,158)         (218)       (1,620)
                           --------      --------      --------      --------
Net Income (loss)          $  1,463      $    977      $   (647)     $  1,737
                           ========      ========      ========      ========

REVENUE

                                       Period to Period Change For      Period to Period Change For
                                        The Three Months Ended            The Nine Months Ended
                                       September 30, 2000 and 1999      September 30, 2000 and 1999
                                       ---------------------------      ----------------------------
                                           $               %                $               %
                                         -----           -----            -----           -----
Statement of Operations Revenue
Chemical Division                        1,881            79.6            4,283            47.5
LLRW Division                            3,862            10.5            3,224            21.4

For the three and nine months ended September 30, 2000, the Company reported revenue of $11,796,000 and $31,600,000, respectively, or a 96.4% and 31.2%
increase compared to corresponding prior year periods. For the three months ended September 30, 2000, Chemical Division revenue increased $1,881,000 over the same period last year. For the nine months ended September 30, 2000, Chemical Division revenue increased $4,283,000 or 47.5% compared to the same period last year. This was primarily due to continuing work on two major contracts at the Beatty, Nevada facility. The Beatty facility began commercial operation of a new treatment technology known as "thermal desorption" to serve both new and existing customers during the quarter. The Company also opened a new municipal solid waste landfill in Robstown, Texas during the quarter ended September 30, although it had little impact on revenue.

LLRW division revenue increased by $3,862,000 in the quarter, principally due to a large international contract for waste disposal at the Richland, Washington facility and the improved performance at the Oak Ridge, Tennessee facility. For the nine months ended September 30, 2000, revenue for the LLRW Division increased $3,224,000 or 21.4% compared to the same period last year.

DIRECT OPERATING COSTS

The following table indicates the period-to-period change in direct operating costs:

                                                 Period to Period Change          Period to Period Change
                                                For the Three Months Ended      For the Nine Months Ended
                                                September 30, 2000 and 1999     September 30, 2000 and 1999
                                                ---------------------------     ---------------------------
                                                     $              %               $               %
Statement of Operations-Direct Operating Costs
Chemical Division                                   677            39.6            1,850            31.0
LLRW Division                                     2,400           122.0            2,564            35.2

For the three and nine months ending September 30, 2000 direct operating costs increased for both the Chemical and LLRW Divisions. Total direct operating costs for the third quarter were $6,555,000 or 55.6% of revenue compared to $3,664,000 or 61.0% of revenue during the same quarter last year. For the nine months, direct operating costs increased to $17,327,000 or 54.8% of revenue compared to $12,684,000 or 52.7% of revenue for the same period in 1999. The increase in direct operating costs in the Chemical Division were less than additional revenue generated by such division, although the higher revenue levels necessitated higher spending on labor, cell costs, transportation, and materials. Revenue in the Chemical Division increased by 79.6% and 47.5% for the three and nine months ending September 30, 2000, respectively, while the direct operating costs during these periods increased 39% and 31% for the same periods in 1999.

The LLRW Division's direct operating costs increased 122% and 35.2% over the same periods of three and nine months ended September 30, 1999. The higher direct costs were the result of LLRW processing operations at the Oak Ridge facility and a large remediation services contract in New York for both the three and nine months ended September 30, 2000. Higher production costs at Oak Ridge have been experienced throughout the year and management continues to take action to improve productivity and efficiency. On going efforts to process and remove aged (non-revenue) waste from the Oak Ridge facility are a significant factor. It is expected that the majority, if not all, of the aged waste will be removed from the facility by the end of the first quarter of 2001. The Company released 5 Oak Ridge employees in October in its continuing effort to control costs. Additional cost and expense reductions are currently being evaluated. The Richland facility also incurred higher direct costs for the three and nine months reported, however, these were proportional to the increased sales activities.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)

                                                 Period to Period Change          Period to Period Change
                                                For the Three Months Ended      For the Nine Months Ended
                                                September 30, 2000 and 1999     September 30, 2000 and 1999
                                                ---------------------------     ---------------------------
                                                     $              %               $               %
Selling, General and Administrative Costs
Chemical Division                                    255           28.6            (709)          (20.4)
LLRW Division                                        124            8.9             882            19.9

SG&A costs increased to $4,228,000 for the three months ending September 30, 2000 compared to $2,280,000 for the same quarter in 1999. However, SG&A for the three months ending September 30, 1999 was reduced due to approximately $920,000 of nonrecurring reductions in corporate legal expense, and an adjustment of an accrual for outside accounting fees.

For the nine months ended September 30, 2000, SG&A increased to $11,672,000 compared to $11,025,000 for the same period in 1999. Increases in SG&A resulted from higher selling costs, as the Company continued its program to expand its sales force and coverage, and higher consulting, insurance, bonding, and travel expenses. Relative to sales, SG&A has decreased substantially, from 45.8% of revenue in 1999 to 36.9% in 2000. During the first nine months of 2000, the Company utilized a $950,000 legal reserve that was established to offset costs associated with ongoing litigation. The Company expects that SG&A will be higher in the coming quarters than reported year to date during 2000 due to continued investments in sales, marketing, training, and information systems.

The Chemical Division SG&A for the nine months ended September 30, 2000 was $709,000 or 20.4% less than the same period last year partly due to the capitalization of SG&A costs at the Robstown, Texas and Beatty, Nevada hazardous waste facilities. Capitalization of construction and associated SG&A costs for the new El Centro municipal waste landfill ceased when the facility opened in the July 2000. As a percentage of revenue, SG&A for the Chemical Division has decreased to 35.8% and 36.9% of revenue for the three and nine months ending September 30, 2000, respectively, compared to 38.0% and 45.8% of revenue for the same periods in 1999. The Company anticipates that SG&A for the Chemical division will increase in the coming quarters as the Company continues to invest in sales and marketing efforts and the administrative costs of operating El Centro are reflected in the income statement.

The LLRW division experienced 8.9% and 19.9% increases in SG&A costs for the three and nine months ending September 30, 2000 respectively. SG&A costs increased for the three months ended September 30, 2000 due to additional contracts that were proportional to revenue. The nine months ending September 30, 2000 were higher than usual primarily due to a second quarter reserve of $546,000 established in response to an adverse ruling by the National Labor Relations Board ("NLRB") arising from a claim by the Company's Oak Ridge, Tennessee union that the Company engaged in unfair labor practices. The Company has appealed the ruling, but established a reserve that will be evaluated quarterly for adequacy to provide for potential payment of these back wages. Without the NLRB reserve, SG&A would have decreased 13% for the nine months of 2000 and there would have been no change in the three months ending September 2000.

OTHER COSTS, INCOME AND INVESTMENT INCOME

                                                 Period to Period Change          Period to Period Change
                                                For the Three Months Ended      For the Nine Months Ended
                                                September 30, 2000 and 1999     September 30, 2000 and 1999
                                                ---------------------------     ---------------------------
                                                     $              %               $               %
Other Costs
Chemical Division                                     (5)          16.7             544            73.6
LLRW Division                                       (136)        (256.6)             79            48.4


Other costs or income and investment income is comprised principally of costs or income that the Company may incur outside the normal course of business. Income or interest income earned is for various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's investment portfolio classified as trading securities. In the last three years the Company has successfully coordinated new insurance policies that do not demand collateral backed investments for the deductibles. The Company has used these investments to fund ongoing expansion and operations as an alternative to long-term borrowing. As a result of third quarter 2000 withdrawals totaling about $1,100,000, only $233,000 remains as pledged investment securities.

For the nine months ended September 30, 2000 the Company reported investment income of $141,000 compared to $113,000 for the same nine months ending 1999.

Included in this section is the gain on the sale of fixed assets and rolling stock equipment for $2,000,000 in a sale-leaseback transaction. This leaseback is an operating lease and the gain on the sale will be deferred and amortized in proportion to the gross rental charged to expense over the lease term of sixty-six months. The gain on the sale of fixed assets for the three and nine months ended September 30, 2000 was $45,000 and $44,000, compared to $3,000 and $666,000 for the periods of 1999. The nine months of 1999 results included the sale of the transportation division.

The Company incurred interest expense of $249,000 and $117,000 for the nine months ended September 30, 2000 and 1999 respectively. The increase is attributed to additional heavy equipment capital leases, and a bank line of credit. The Company has notes payable with two directors for $1.3 million, for which interest accrues monthly.

Other income for the three and nine months ended 2000 was $145,000 and $528,000 compared to a loss of $21,000 and income of $274,000 for same periods in 1999. The largest increase in the nine months ending September 30, 2000 reflected an adjustment for banking fees allowed as a reduction to future obligations with a predecessor bank. The Company also collected about $131,000 of debts previously written off in prior years and accounted for as other income.

INCOME TAXES

The Company had an effective federal tax rate of 0% at September 30, 2000 and at December 31, 1999. See Note 6 to the financial statements for detailed discussion. The Company has tax obligations to state and local taxing authorities for both the parent company and its operating subsidiaries.

OPERATING EARNINGS AND NET INCOME

                                             Period to Period Change          Period to Period Change
                                            For the Three Months Ended      For the Nine Months Ended
                                            September 30, 2000 and 1999     September 30, 2000 and 1999
                                            ---------------------------     ---------------------------
                                                $              %               $               %
                                              -----          -----           -----           -----
Income from Operations
Chemical Division                               953          397.0           3,142          733.87
LLRW Division                                 1,380          470.9            (222)           (6.5)

EBINT (1)
Chemical Division                             1,032          500.9           2,549           433.5
LLRW Division                                 1,592          576.8            (265)           (7.0)

Consolidated Net Income                       1,226          973.0           1,826           128.6

EBITDA (2)                                    1,267          337.8           1,573            50.3

(1) EBINT represents earnings from operations before deducting interest and taxes.

(2) EBITDA represents earnings from operations before deducting interest and tax plus depreciation and amortization expense.

Other costs or income and investment income is comprised principally of costs or income that the Company may incur outside the normal course of business. Income or interest income earned is for various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's investment portfolio classified as trading securities. The Company had maintained an investment portfolio for several years to supplement the deductibles for insurance on various policies for closure and post closure of Company-owned facilities. In the last three years the Company has successfully coordinated new insurance policies that do not require collateral for the deductibles. The Company has used these investments to fund ongoing expansion and operations as an alternative to long-term borrowing. Third quarter 2000 withdrawals totaled about $1,100,000, and only $233,000 remains as pledged investment securities.

SEASONAL EFFECTS

Operating revenues are generally lower in the winter months than the warmer summer months. However, both Chemical and LLRW Services revenues are more affected by market conditions than seasonality.

CAPITAL RESOURCES AND LIQUIDITY:

On September 30, 2000, cash, cash equivalents and short-term investments totaled $2,225,000, a decrease of $2,546,000 from December 31, 1999. The decrease in cash was the result of paying down large accounts payable. Accounts receivable totaled $10,679,000 at September 30, 2000 compared to $7,696,000 at year-end December 31, 1999 a $2,983,000 increase from the same period in 1999. The increase in accounts receivable directly correspond to the increase in revenue experienced during the third quarter, in particular, September revenue.

As of September 30, 2000 the Company's liquidity, as measured by the current ratio, declined slightly to 0.83:1.0 from 0.86:1.0 at December 31, 1999. The Company's working capital deficit declined as the Company applied available cash to accounts payable. At September 30 the working capital deficit increased to $2,885,000 compared to $2,309,000 at December 31, 1999. Stronger third quarter sales and the corresponding internally generated cash flow allowed the Company to reduce current liabilities. Total current liabilities increased with the additional lease payments that are now less than twelve months. In August 2000, the Company secured a long-term line of credit and closed on a sale/leaseback thereby improving its capital structure and enhancing its liquidity.

For nine months ended September 30, the Company used $77,000 more in cash from its operations than the operations generated, compared to $4,061,000 of cash used than generated during the same period last year. The change in the decrease in cash used in operations was principally the result of increased profitability and improved collections on accounts receivable. Cash was used to fund capital projects, principally the El Centro landfill.

Capital spending in the first nine months of 2000 increased significantly over 1999. Through September 30, 2000, capital expenditures totaled $7,959,000 compared to $1,793,000 for the first nine months of 1999. Capital spending was largely devoted to the El Centro landfill, where approximately $4,500,000 was directed to construction and other development costs in 2000. The Company is also constructing vertical expansion disposal cells at the Beatty, Nevada facility and has capitalized almost $1,515,000 of costs. The Company signed capital leases for large heavy earthmoving equipment for all of the site locations.

In the remaining three months of 2000, the Company will continue capital spending on expansion of operations. The majority of these expenditures will be for construction of approved disposal area expansions at Robstown, Texas and Beatty, Nevada. Management expects that total capital expenditures for 2000 will approach $9 million.

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

Except as described below, there were no material developments with regard to previously reported legal proceedings:

On October, 26 2000, a previously reported legal proceeding, Erin L. Dalton v. Brown Distributing Co. et al., Defendants/Third-Party Plaintiffs v Sam Tarlton, Jr. and American Ecology Services Corporation d/b/a American Ecology Trans., Inc. Third Party Defendants, Cause No. 99-06725 (250th Judicial District Court, Travis County, Texas) was settled with the plaintiffs. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

One of the Company's principal subsidiaries is a plaintiff in two related cases against the United States, and in a case against the State of California, in which one or more outcomes may have a significant favorable future impact on the Company. In the first federal case, US Ecology is suing to recover development costs, as well as lost profits and lost opportunity costs related to development of the Southwestern LLRW Compact disposal facility in Ward Valley, California. The trial court dismissed this case on March 27, 2000, and the Company has appealed the decision. In the second federal case, US Ecology is seeking an order (writ of mandamus) to compel completion of the federal land transfer required for construction of the state-licensed facility to proceed. The trial court rendered an adverse judgment in this case on March 31, 1999, which the Company has also appealed. Oral argument before the D.C. Circuit Court of Appeals was made on September 5, 2000, but the court has not yet issued a ruling. In a further effort to protect its investment in the Ward Valley project, the Company filed a lawsuit against the State of California on May 2, 2000, seeking (1) a writ of mandate to compel California to acquire the property to build the Ward Valley project, (2) a court declaration of the state's duties to the Company, and (3) damages in excess of $162 million, primarily for costs incurred in developing the project, interest, and future lost profits. On July 6, 2000, the state of California filed a motion to dismiss the case. On October 24, 2000, the California court signed an order granting the state's motion to dismiss the case on demurrer. The Company has appealed the trial court's decision.

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

                None

ITEM 5.  OTHER INFORMATION.

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
               (a) EXHIBITS

                                                                                  Incorporated by Reference
Exhibit No.                        Description                                        from Registrant's
-----------                        -----------                                    -------------------------
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

   10.26    Amended and Restated American Ecology Corporation 1992 Stock Option   Proxy Statement dated 4-26-94
            Plan*

   10.27    Amended and Restated American Ecology Corporation 1992 Outside        Proxy Statement dated 4-26-94
            Director Stock Option Plan  *

   10.28    American Ecology Corporation 401 (k) Savings Plan*                    1994 Form 10-K

   10.29    American Ecology Corporation Retirement Plan*                         1994 Form 10-K

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

   10.46    Rights Offering and Prospectus with American Ecology Corporation and
            Form S-3 dated 9-9-97 ChaseMellon Shareholder Services as Rights
            Agent.

   10.48    Amended and Restated 1992 outside Directors Stock Option Plan         Form S-8 dated 12-30-98

   10.49    Master Equipment Lease Agreement between First Security Bank and
            American Ecology Corporation dated August 3, 2000

   10.50    Credit Agreement between First Security Bank and American Ecology
            Corporation dated August 17, 2000

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


                                       AMERICAN ECOLOGY CORPORATION
                                                   (REGISTRANT)

Date:  November 13, 2000               By:  /s/ Jack K. Lemley
                                            ------------------
                                            Jack K. Lemley
                                            Chairman and Chief Executive Officer

Date:  November 13, 2000               By:  /s/ James R. Baumgardner
                                            ------------------------
                                            James R. Baumgardner
                                            Senior Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                                  Incorporated by Reference
Exhibit No.                        Description                                        from Registrant's
-----------                        -----------                                    -------------------------
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

   10.26    Amended and Restated American Ecology Corporation 1992 Stock Option   Proxy Statement dated 4-26-94
            Plan*

   10.27    Amended and Restated American Ecology Corporation 1992 Outside        Proxy Statement dated 4-26-94
            Director Stock Option Plan  *

   10.28    American Ecology Corporation 401 (k) Savings Plan*                    1994 Form 10-K

   10.29    American Ecology Corporation Retirement Plan*                         1994 Form 10-K

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

   10.46    Rights Offering and Prospectus with American Ecology Corporation and
            Form S-3 dated 9-9-97 ChaseMellon Shareholder Services as Rights
            Agent.

   10.48    Amended and Restated 1992 outside Directors Stock Option Plan         Form S-8 dated 12-30-98

   10.49    Master Equipment Lease Agreement between First Security Bank and
            American Ecology Corporation dated August 3, 2000

   10.50    Credit Agreement between First Security Bank and American Ecology
            Corporation dated August 17, 2000

      21    List of Subsidiaries                                                  1994 Form 10-K

      27    Financial Data Schedule