Form 10-Q/A
period 2000-09-30
AMERICAN ECOLOGY CORP
filed 2000-11-16
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000


                                       OR


 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------   ------------

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

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT FORM 10-Q/A FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS



                                                                                                               PAGE
                                           PART I. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheet
                  (Unaudited)                                                                                   4

               Consolidated Statements of Operations
                  (Unaudited)                                                                                   5

               Consolidated Statements of Cash Flows
                  (Unaudited)                                                                                   6

               Notes to Consolidated Financial Statements                                                       8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                      14

                                            PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                                                               21

Item 2.        Changes in Securities                                                                           21

Item 3.        Defaults upon Senior Securities                                                                 22

Item 4.        Submission of Matters to a Vote of Security Holders                                             22

Item 5.        Other Information                                                                               22

Item 6.        Exhibits and Reports on Form 8-K                                                                22

               Signatures                                                                                      25

       DIRECTORS                                                             OFFICERS
       ---------                                                             --------
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

Patricia M. Eckert                                        Robert S. Thorn
Principal                                                 Vice President and Chief Accounting Officer
Patricia M. Eckert & Associates
                                                          Robert M. Trimble
Edward F. Heil                                            General Counsel and Secretary
Chairman of the Board
American Environmental Construction Company                                    FINANCIAL REPORTS

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

             COMMON STOCK                                                          AUDITOR
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

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                              September 30,  December 31,
                                                                                  2000          1999
                                                                              -------------  ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $  2,225      $  4,771
     Receivables, net of allowance for doubtful
         accounts of $927 and $619 respectively                                   10,679         7,696
     Income tax receivable                                                           740           740
     Prepayments and other                                                         1,216         1,207
                                                                                --------      --------
          Total current assets                                                    14,860        14,414

Cash and investment securities, pledged                                              233           226
Property and equipment, net                                                       14,464        10,432
Deferred site development costs                                                   27,430        27,430
Cell development costs                                                             3,984         2,386
Intangible assets relating to acquired businesses, net                               372           390
Other assets                                                                       3,115         3,181
                                                                                --------      --------
          Total assets                                                          $ 64,459      $ 58,459
                                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                          $  2,168      $    781
     Accounts payable                                                              3,666         2,706
     Accrued liabilities                                                          11,050        12,334
     Deferred site maintenance, current portion                                      700           700
     Income taxes payable                                                            161           202
                                                                                --------      --------
          Total current liabilities                                               17,745        16,723

Long term debt, excluding current portion                                          5,907         3,569
Deferred site maintenance, excluding current portion                              16,215        16,585

Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued and outstanding                    --            --
     Series D cumulative convertible preferred stock, $.01 par value, 105,264
          authorized, 100,001 shares issued and outstanding                            1             1
     Series E redeemable convertible preferred stock, $.01 par value, 300,000
          authorized, 300,000 shares converted and retired                            --            --
     Common stock, $.01 par value, 50,000,000 authorized, 13,711,517 and
          13,704,050 shares issued and outstanding, respectively                     137           137
     Additional paid-in capital                                                   54,570        54,513
     Retained earnings (deficit)                                                 (30,116)      (33,069)
                                                                                --------      --------
          Total shareholders' equity                                              24,592        21,582
                                                                                --------      --------

             Total Liabilities and Shareholders' Equity                         $ 64,459      $ 58,459
                                                                                ========      ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                            Three Months Ended        Nine Months Ended
                                                                              September 30,             September 30,
                                                                             2000        1999        2000         1999
                                                                             ----        ----        ----         ----
Revenue                                                                    $ 11,796    $  6,007    $ 31,600    $ 24,093
Operating costs                                                               6,555       3,664      17,327      12,684
                                                                           --------    --------    --------    --------

Gross profit                                                                  5,241       2,343      14,273      11,409
Selling, general and administrative expenses                                  4,228       2,280      11,672      11,025
Income from operations                                                        1,013          63       2,601         384

Investment income (loss)                                                        (95)       (200)        143         113
Interest income (expense)                                                      (175)        (44)       (249)       (117)
Gain on sale of assets                                                           45           3          44         666
Other income                                                                    320          23         775         391
                                                                           --------    --------    --------    --------

Net income (loss) before income taxes                                         1,108        (155)      3,314       1,437
Income tax expense (benefit)                                                      8         (29)         69          18
                                                                           --------    --------    --------    --------

Net income                                                                    1,100        (126)      3,245       1,419
Preferred stock dividends                                                       100          86         299         316
                                                                           --------    --------    --------    --------

Net income (loss) available to common
     Shareholders                                                          $  1,000    $   (212)   $  2,946    $  1,103
                                                                           ========    ========    ========    ========

Basic earnings per share                                                   $    .07    $   (.02)   $    .22    $    .08
                                                                           ========    ========    ========    ========

Diluted earnings per share                                                 $    .06    $   (.02)   $    .18    $    .07
                                                                           ========    ========    ========    ========

Dividends paid per common share                                            $     --    $     --    $     --    $     --
                                                                           ========    ========    ========    ========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                             Nine Months Ended September 30,
                                                                   2000        1999
                                                                 --------    --------
Cash flows from operating activities:
     Net income                                                  $  3,245    $  1,419
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
            Depreciation and amortization                           1,647       1,711
            Deferred income tax provision                             (40)        (64)
            (Gain) on sale of assets                               (1,098)       (663)
     Changes in assets and liabilities:
        Receivables                                                (2,983)      3,100
        Investment securities                                          (7)      1,412
        Other assets                                                 (146)        473
        Accounts payable and accrued liabilities                     (324)    (11,184)
        Deferred site maintenance                                    (371)       (265)
                                                                 --------    --------
             Total adjustments                                     (3,322)     (5,480)
                                                                 --------    --------
Net cash provided by (used in) operating activities                   (77)     (4,061)
                                                                 --------    --------

Cash flows from investing activities:
        Capital expenditures                                       (7,959)     (1,793)
        Site development costs, including capitalized interest                   (550)
        Proceeds from sales of property and equipment               2,000       1,910
        Proceeds from sales of investment securities                   --          --
                                                                 --------    --------
Net cash provided by (used in) investing activities                (5,959)       (433)

Cash flows from financing activities:
         Proceeds from common stock issued                             57          14
         Proceeds from issuance of indebtedness                     4,032       1,733
         Proceeds from rights offering                                 --          --
         Repayments of indebtedness                                  (599)        (42)
                                                                 --------    --------
Net cash provided by financing activities                           3,490       1,705

Increase (decrease) in cash and cash equivalents                   (2,546)     (2,789)
Cash and cash equivalents at beginning of period                    4,771       4,442
                                                                 --------    --------
Cash and cash equivalents at end of period                       $  2,225    $  1,653
                                                                 ========    ========

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
            Interest, net of amounts capitalized                 $    249    $    117
            Income taxes                                              130          83
            Acquisition of Equipment with Capital Leases            3,006          --

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                   (UNAUDITED)
                                  ($ IN 000'S)

                                                              ADDITIONAL  RETAINED
                                         PREFERRED   COMMON    PAID-IN    EARNINGS
                                           STOCK     STOCK     CAPITAL    (DEFICIT)
                                         --------   --------  ----------  ---------
Balance, December 31, 1999               $      1   $    137   $ 54,513   $(33,069)

Net Income                                     --         --         --      1,382
Dividends of preferred stock                   --         --         --       (100)
Other adjustments                              --         --         --          5
                                         --------   --------   --------   --------
Balance, March 31, 2000                  $      1   $    137   $ 54,513   $(31,782)
                                         --------   --------   --------   --------

Net Income                                     --         --         --        764
Common stock issuance                          --         --         12         --
Dividends of preferred stock                   --         --         --       (100)
Other adjustments                              --         --         --          2
                                         --------   --------   --------   --------
Balance, June 30, 2000                   $      1   $    137   $ 54,525   $(31,116)
                                         --------   --------   --------   --------

Net Income                                     --         --         --      1,100
Common stock issuance                          --         --         45         --
Dividends of preferred stock                   --         --         --       (100)
Other adjustments                              --         --         --         --
                                         --------   --------   --------   --------
Balance, September 30, 2000              $      1   $    137   $ 54,570   $(30,116)
                                         --------   --------   --------   --------

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

NOTE 2. LONG-TERM DEBT.

Long term debt at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                September 30,       December 31,
                                                     2000                1999
                                               --------------      --------------
Notes payable                                  $        1,300      $        1,847
Capital lease obligations                               3,006               1,675
Other long-term debt                                    3,769                 828
                                               --------------      --------------
                                                        8,075               4,350
Less: Current maturities                               (2,168)               (781)
                                               --------------      --------------
Long-term debt                                 $        5,907      $        3,569

Aggregate maturity of future minimum payments under notes payable and capital leases is as follows (in thousands):

                                            September 30, 2000             December 31, 1999
   2000                                              182                         $  781
   2001                                            3,183                          1,631
   2002                                            3,337                            730
   2003                                              666                            520
   2004                                              595                            688
   2005                                               42                             --
   2006                                               70                             --
                                                  ------                         ------
TOTAL                                             $8,075                         $4,350
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

On August 17, 2000 the Company entered into a 2-year, revolving line of credit with a local bank. The line of credit is secured by the Company's accounts receivable and is governed by a Credit Agreement. Under the terms of the Credit Agreement, borrowings cannot exceed 80% of eligible accounts receivable or $5.0 million, whichever is less. Interest on borrowings under the Credit Agreement are based on a `pricing grid,' whereby after the first 6 months, the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (LIBOR) plus an applicable spread. During the first six months of the credit facility, borrowings are Prime plus 0.75% or LIBOR plus 3.25%, at the election of the Company, subject to certain conditions. The Credit Agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio and a debt service coverage ratio. At September 30, 2000 the Company was in compliance with all applicable bank financial covenants.

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

At December 31:                                    Minimum Lease Payment
2000                                                            $173,971
2001                                                             417,529
2002                                                             417,530
2003                                                             417,530
2004                                                             417,530
2005                                                             417,530
2006                                                              34,794
                                                              ----------
Total Minimum Payments                                        $2,296,414

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

NOTE 5. EARNINGS PER SHARE.

The following table shows the weighted average number of common shares outstanding and dilutive potential effect of options, warrants, and convertible preferred shares outstanding for the respective three and nine month periods used to calculate basic and diluted earnings per common share:


                                                                    (000'S EXCEPT PER SHARE AMOUNTS)
                                                              Three Months Ended        Nine Months ended
                                                                 September 30,            September 30,
                                                               2000        1999          2000       1999
                                                             -------     --------      -------     -------
Net earnings (loss) available to common shareholders         $ 1,000     $   (212)     $ 2,946     $ 1,103
                                                             =======     ========      =======     =======

Weighted average shares outstanding at end of period
    used to calculate basic earnings per share                13,709       13,564       13,709      13,564
Dilutive effect of options and warrants                        2,653        1,844        2,653       1,844
Shares used to compute diluted earnings (loss) per share      16,362       15,407       16,362      15,407

Basic earnings per share                                     $   .07     $   (.02)     $   .22     $   .08
                                                             =======     ========      =======     =======

Diluted earnings per share                                   $   .06     $   (.02)     $   .18     $   .07
                                                             =======     ========      =======     =======

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

Environmental Matters

The Company maintains reserves and insurance policies for future closure and post-closure cost obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on professional engineering studies and interpretations of current and foreseeable regulatory requirements performed at least annually. Costs accounted for include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring, and other monitoring and routine maintenance costs required after a disposal site stops accepting waste. The Company believes it has made adequate provision through reserves and the insurance policy for closure and post-closure obligations. The Company estimates that the aggregate final closure and post-closure costs for all insured facilities owned or operated was approximately $16,914,000 as of September 30, 2000. The Company has a three-year prepaid insurance policy for its facilities, and has set aside investment securities to pay certain deductible limits.

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

Reported in ($000)
------------------
3 Months Ending, September 30, 2000        Chemical Services   LLRW Services    Corporate & Other        Total
-----------------------------------        -----------------   -------------    -----------------        -----
Revenue                                       $  4,244           $  7,552            $     --           $ 11,796
Direct Operating Costs                           2,385              4,366                (196)             6,555
                                              --------           --------            --------           --------
Gross Profit                                  $  1,859           $  3,186            $   (196)          $  5,241
SG&A Expense                                     1,146              1,513               1,569              4,228
Interest Expense/(Income)                          (35)               (83)                (58)              (178)
Corporate Allocation                               708              1,019              (1,646)                81
Income Taxes                                        --                 --                   8                  8
                                              --------           --------            --------           --------
Net Income                                    $     40           $    737            $    (69)          $  1,100

9 Months Ending September 30, 2000
----------------------------------
Gross Profit                                  $  5,482           $  8,449            $                  $ 14,273
SG&A Expense                                     2,769              5,314               3,589             11,672
Interest Expense/(Income)                         (195)               (84)               (177)              (456)
Corporate Allocation                             1,445              2,242              (3,944)              (257)
Income Taxes                                        --                 --                  69                 69
                                              --------           --------            --------           --------
Net Income                                    $  1,463                977                 805           $  3,245

Total Assets                                  $ 24,414           $ 39,674            $    371           $ 64,459

Reported in ($000)
------------------
3 Months Ending September 30, 1999        Chemical Services       LLRW Services     Corporate & Other    Total
----------------------------------        -----------------       -------------     -----------------    -----
Revenue                                       $  2,363              $  3,690           $    (46)        $  6,007
Direct Operating Costs                           1,708                 1,966                (10)           3,664
                                              --------              --------           --------         --------
Gross Profit                                  $    655              $  1,724           $    (36)        $  2,343
SG&A Expense                                       891                 1,389                 --            2,280
Interest Expense/(Income)                          (30)                   53                 (7)              16
Corporate Allocation                               247                   466               (511)             202
Income Taxes                                        --                    --                (29)             (29)
                                              --------              --------           --------         --------
Net Income                                    $   (453)             $   (184)          $    511         $    126

9 Months Ending September 30, 1999
----------------------------------
Revenue                                       $  9,015              $ 15,078           $     --         $ 24,093
Direct Operating Costs                           5,966                 7,289               (571)          12,684
                                              --------              --------           --------         --------
Gross Profit                                  $  3,049              $  7,789           $    571         $ 11,409
SG&A Expense                                     3,478                 4,432              3,115           11,025
Interest Expense/(Income)                         (739)                 (163)               (38)            (940)
Corporate Allocation                               957                 1,783             (2,853)            (113)
Income Taxes                                        --                    --                 18               18
                                              --------              --------           --------         --------
Net Income                                    $   (647)             $  1,737           $    329         $  1,419

Total Assets                                  $ 13,670              $ 35,757           $  3,672         $ 53,099

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                                     Three Months Ended   Nine Months Ended   Three Months Ended   Nine Months Ended
                                     September 30, 2000   September 30, 2000  September 30, 1999   September 30, 1999
                                     ------------------   ------------------  ------------------   ------------------
                                        $          %         $         %          $         %         $         %

Revenue                               11,796               31,600               6,007               24,093
Direct Operating Costs                 6,555      55.6     17,327     54.8      3,664      61.0     12,684     52.6
                                      ------               ------               -----               ------

Gross Profits                          5,241      44.4     14,273     45.2      2,343      39.0     11,409     47.4
SG & A                                 4,228      35.8     11,672     36.9      2,280      38.0     11,025     45.8
                                      ------               ------               -----               ------

Income from Operations                   459       8.6      2,601      8.2         63       1.0        384      1.6
Investment Income                        (95)     -0.8        141      0.4       (200)     -3.3        113      0.5
Gain on sale of assets                    45       0.4         44      0.1          3       0.0        666      2.8
Other (income) expense                   145       1.2        528      1.7        (21)     -0.3        274      1.1

Net Income
  Before income taxes                  1,108       9.4      3,314     10.5       (155)     -2.6      1,437      6.0
Income tax expense
    (benefit)                              8       0.1         69      0.2        (29)     -0.5         18      0.1

Net Income                             1,100       9.3      3,245     10.3       (126)     -2.1      1,419      5.9
Preferred stock
    Dividends                            100       0.8        299      0.9         86       1.4        296      1.2

Net Income (loss)
   Available to common                 1,000       8.5      2,946      9.3       (212)     -3.5      1,123      4.7
      Shareholders


CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDING

Reported in $000                    September 30, 2000          September 30, 2000
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
                                   ========      ========      ========      ========

REVENUE

                                             Period to Period Change For               Period to Period Change For
                                               The Three Months Ended                     The Nine Months Ended
                                             September 30, 2000 and 1999               September 30, 2000 and 1999
                                             ---------------------------               ---------------------------
                                               $                    %                      $                  %
Statement of Operations Revenue
Chemical Division                            1,881                79.6                   4,283              47.5
LLRW Division                                3,862                10.5                   3,224              21.4

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

The Chemical Division SG&A for the nine months ended September 30, 2000 was $709,000 or 20.4% less than the same period last year partly due to the capitalization of SG&A costs at the Robstown, Texas and Beatty, Nevada hazardous waste facilities. Capitalization of construction and associated SG&A costs for the new El Centro municipal waste landfill ceased when the facility opened in July 2000. As a percentage of revenue, SG&A for the Chemical Division has decreased to 35.8% and 36.9% of revenue for the three and nine months ending September 30, 2000, respectively, compared to 38.0% and 45.8% of revenue for the same periods in 1999. The Company anticipates that SG&A for the Chemical division will increase in the coming quarters as the Company continues to invest in sales and marketing efforts and the administrative costs of operating El Centro are reflected in the income statement.

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

OPERATING EARNINGS AND NET INCOME


                                          Period to Period Change For      Period to Period Change For
                                            The Three Months Ended            The Nine Months Ended
                                          September 30, 2000 and 1999      September 30, 2000 and 1999
                                          ---------------------------      ---------------------------
                                               $                %                $               %
Income from Operations
Chemical Division                              953             397.0            3,142          733.87
LLRW Division                                1,380             470.9             (222)           (6.5)

EBINT(1)
Chemical Division                            1,032             500.9            2,549           433.5
LLRW Division                                1,592             576.8             (265)           (7.0)

Consolidated Net Income                      1,226             973.0            1,826           128.6

EBITDA(2)                                    1,267             337.8            1,573            50.3


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

CAPITAL RESOURCES AND LIQUIDITY:

On September 30, 2000, cash, cash equivalents and short-term investments totaled $2,225,000, a decrease of $2,546,000 from December 31, 1999. The increase was largely due to an increase in accounts receivable. Accounts receivable totaled $10,679,000 at September 30, 2000 compared to $7,696,000 at year-end December 31, 1999 a $2,983,000 increase from the same period in 1999. The increase in accounts receivable directly correspond to the increase in revenue experienced during the third quarter, in particular, September revenue.

As of September 30, 2000 the Company's liquidity, as measured by the current ratio, improved slightly to 0.94:1.0 from 0.82:1.0 at December 31, 1999. The Company's working capital deficit declined as the Company applied available cash to accounts payable. At September 30 the working capital deficit increased to $2,885,000 compared to $2,309,000 at December 31, 1999. Stronger third quarter sales and the corresponding internally generated cash flow allowed the Company to reduce current liabilities. Total current liabilities increased with the additional lease payments that are now less than twelve months. In August 2000, the Company secured a long-term line of credit and closed on a sale/leaseback thereby improving its capital structure and enhancing its liquidity.

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

Except as described below, there were no material developments with regard to previously reported legal proceedings:

On October 26, 2000, a previously reported legal proceeding, Erin L. Dalton v. Brown Distributing Co. et al., Defendants/Third-Party Plaintiffs v. Sam Tarlton, Jr. and American Ecology Services Corporation d/b/a American Ecology Trans., Inc. Third Party Defendants, Cause No. 99-06725 (250th Judicial District Court, Travis County, Texas) was settled with the plaintiffs. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

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

           None

ITEM 5. OTHER INFORMATION.

           None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS

  Exhibit                         Description                                   Incorporated by Reference from
    No.                                                                                 Registrant's

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

   10.26    Amended and Restated American Ecology Corporation 1992 Stock Option      Proxy Statement dated 4-26-94
            Plan *

   10.27    Amended and Restated American Ecology Corporation 1992 Outside           Proxy Statement dated 4-26-94
            Director Stock Option Plan *

   10.28    American Ecology Corporation 401(k) Savings Plan *                       1994 Form 10-K

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

   10.46    Rights Offering and Prospectus with American Ecology Corporation and     Form S-3 dated 9-9-97
            ChaseMellon Shareholder Services as Rights Agent.

   10.48    Amended and Restated 1992 outside Directors Stock Option Plan            Form S-8 dated 12-30-98

   10.49    Master Equipment Lease Agreement between First Security Bank and         3rd Quarter 2000 Form 10-Q
            American Ecology Corporation dated August 3, 2000                        filed November 13, 2000

   10.50    Credit Agreement between First Security Bank and American Ecology        3rd Quarter 2000 Form 10-Q
            Corporation dated August 17, 2000                                        filed November 13, 2000

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


                                  AMERICAN ECOLOGY CORPORATION
                                          (REGISTRANT)


Date:  November 13, 2000          By:  /s/ Jack K. Lemley
                                     ---------------------------------------
                                        Jack K. Lemley
                                        Chairman and Chief Executive Officer


Date:  November 13, 2000          By:  /s/ James R. Baumgardner
                                     ---------------------------------------
                                         James R. Baumgardner
                                         Senior Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------

      27                       Financial Data Schedule