Form 10-K
period 2000-12-31
AMERICAN ECOLOGY CORP
filed 2001-03-29
CIK 742126

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NUMBER 0-11688

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

At March 27, 2001, Registrant had outstanding 13,729,569 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $16,930,158 based on the closing price of $2.13 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for 2000 Annual Meeting of
Stockholders.            Part III

                                TABLE OF CONTENTS

                                                        PART I
    Item       1.   Business.................................................................................. 1
    Item       2.   Properties................................................................................10
    Item       3.   Legal Proceedings.........................................................................11
    Item       4.   Submission of Matters to a Vote of Security Holders.......................................13
                                                        PART II
    Item       5.   Market for American Ecology Corporation Common Stock and Related Stockholders Matters.....14
    Item       6.   Selected Financial Data...................................................................15
    Item       7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....16
    Item       8.   Financial Statements and Supplementary Data...............................................28
    Item       9.   Changes and Disagreements with Accountants on Accounting and Financial
                    Disclosure................................................................................47
                                                       PART III
                    Items 10, 11, 12 and 13 are incorporated by reference from the definitive proxy statement...............................................................................47
                                                        PART IV
    Item      14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................47

                                     PART I

ITEM 1. BUSINESS

American Ecology Corporation, through its subsidiaries (collectively "the Company" or "AEC") provide radioactive and hazardous materials management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, and petro-chemical facilities. Headquartered in Boise, Idaho, the Company is one of the nation's oldest radioactive and hazardous chemical waste companies. The Company and its predecessor companies have been in business for 49 years and were incorporated in 1952. The Company currently operates in multiple states and employs approximately 300 people.

The Company's principal wholly owned subsidiaries are: US Ecology, Inc., a California corporation ("US Ecology"), Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"); American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"), American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"), Nuclear Equipment Services Center, Inc., a Delaware corporation ("NESC"), and Envirosafe Services of Idaho, Inc., a Delaware corporation ("ESII") wholly owned by AEESC, and American Liability and Excess Liability Insurance Company ("ALEX").

The current Company was incorporated in California in October 1983 and in May 1987, was reincorporated, as a Delaware corporation by merger into a newly formed wholly owned subsidiary incorporated in Delaware for that purpose.

AEC operates two market-focused business segments. These are the Chemical Services and the Low-Level Radioactive Waste ("LLRW") Services segments. In 2000, 44% of the Company's revenues were derived from Chemical Services and 56% from LLRW Services.

Chemical Services provides hazardous, non-hazardous, and PCB waste treatment, storage, transportation, disposal and brokerage services. Principal Chemical Services customers are in the chemical, petroleum, pharmaceutical, manufacturing, electronics and transportation industries. Hazardous waste consists primarily of industrial waste regulated under the Resource Conservation and Recovery Act of 1976 ("RCRA"), and hazardous substances regulated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), as amended. Polychlorinated biphenyls ("PCBs") are regulated under the Toxic Substance Control Act of 1976 ("TSCA"). Chemical Services also includes operation of a municipal solid waste recycling and disposal facility at Robstown, Texas, known as El Centro Landfill.

LLRW Services offers disposal, recycling, waste compaction/volume reduction, decontamination, brokerage and other services for managing LLRW and Naturally Occurring Radioactive Material ("NORM"). LLRW and NORM consist primarily of solid material containing radioactive contamination, generally decaying to safe levels within several years to approximately 500 years. Examples include contaminated equipment, discarded glassware, tools, gloves and protective clothing, and hospital and laboratory waste. LLRW Services customers include electric utilities, pharmaceutical companies and other commercial businesses, universities and hospitals. LLRW Services also provides large components, motor decontamination and rebuilding services to electric utilities through NESC.

The following table identifies sites currently operated by each segment of the
Company:

SUBSIDIARY                         LOCATION                SERVICE
                                   CHEMICAL SERVICES

Envirosafe Services of Idaho       Grand View, Idaho       Hazardous Waste, PCB and NORM Waste Treatment and
                                                           Disposal Site and Rail Transfer Station
Envirosafe Services of Idaho       Sterling, Illinois      Hazardous Waste Treatment
Texas Ecologists                   Robstown, Texas         Hazardous Waste Treatment and Disposal
Texas Ecologists                   Robstown, Texas         Municipal Solid Waste Disposal
US Ecology                         Beatty, Nevada          Hazardous Waste and PCB Treatment and Disposal

                                   LLRW SERVICES

US Ecology                         Richland, Washington    LLRW and NORM Disposal
AERC                               Oak Ridge, Tennessee    LLRW Processing
NESC                               Oak Ridge, Tennessee    Nuclear Equipment Service Center - decontamination and
                                                           refurbishment of large electric motors

INDUSTRIAL, PCB, HAZARDOUS AND NON-HAZARDOUS WASTE SERVICES

Grand View, Idaho Facility. The Company owns 1,760 acres of land about 50 miles southeast of Boise, Idaho where it operates a hazardous waste disposal facility. This operation was acquired February 1, 2001, as Envirosafe Services of Idaho and it increases the Company's position for handling and disposing of RCRA hazardous, TSCA PCB and NORM waste. The Company also acquired a rail transfer station located approximately 30 miles from the Grand View site. One of the major services acquired with Envirosafe is a patented, US EPA-approved steel mill waste treatment technology to stabilize and delist certain hazardous wastes generated by steel mills, allowing economical disposal as non-hazardous industrial waste. A second market for the Company is accepting certain naturally occurring radioactive material ("NORM") waste under a contract the U.S. Army Corps of Engineers. The Idaho facilities operate under regulations and permits issued by the Idaho Department of Environmental Quality and the U.S. Environmental Protection Agency ("US EPA").

Sterling, Illinois Facility. The Company is also licensed to use the patented delisting technology at a dedicated use treatment facility operated under contract to a steel mill in Sterling, Illinois. The facility is regulated by the Illinois Environmental Protection Agency.

Robstown, Texas Hazardous Waste Facility. The Company owns 440 acres of land near Robstown, Texas about 15 miles west of Corpus Christi, and operates a hazardous waste disposal site known as TECO on 240 acres. The site is operated under regulations and permits issued by the Texas Natural Resource Conservation Commission ("TNRCC"). The site is also subject to US EPA regulations.

Robstown, Texas Municipal Waste Facility. In December 1999, the Company permitted a municipal and industrial waste recycling and disposal facility on 160 acres of land adjacent to the TECO facility and has 40 acres for future expansion. The municipal waste disposal facility is named El Centro, for its central location in the Gulf Coast area. The site is operated under regulations and permits issued by the Texas Natural Resource Conservation Commission ("TNRCC"). The site is also subject to US EPA regulations.

Beatty, Nevada Facility. US Ecology leases approximately 80 acres from the State of Nevada pursuant to a 1977 20- year lease, with a ten-year renewal option that was exercised in 1997. The site is located approximately 100 miles northwest of Las Vegas, Nevada. The RCRA hazardous waste and TSCA PCB waste facility was opened in 1970 and operates under authority of the Nevada Department of Conservation and Natural Resources and the USEPA.

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

The facility is licensed by the Washington Department of Health and is regulated by the Washington Utilities and Transportation Commission (WUTC), which set disposal rates at the Richland facility. Rates are set by the WUTC at an amount sufficient to cover the costs of operations and provide the Company with a reasonable profit margin. The current rate agreement expires December 31, 2001. While the Company expects approval of a new 6-year rate agreement in 2001, the new rate agreement will be materially less than the current agreement due to cost efficiencies and other savings achieved during the current rate period. The State of Washington also assesses facility user fees for local economic development, state regulatory agency expenses, and for a dedicated trust account to pay for long-term care and maintenance of the Richland site after it closes.

The Richland facility is also permitted to accept naturally occurring and accelerator produced radioactive materials (NARM) waste and exempt quantity radioactive waste from throughout the nation.

Oak Ridge, Tennessee Facility. This facility (the "Recycle Center") is used for commercial processing and volume reduction of LLRW. The facility is situated on 16 acres of Company owned property. The Company acquired the facility from Quadrex Corp. in September 1994. The facility provides services primarily to the commercial nuclear power industry.

     LLRW Brokerage Services. The Company packages and transports to the Recycle Center small quantities of LLRW from laboratories, hospitals, universities and other facilities for processing and disposal. The Recycle Center does not dispose of any waste at the site facility. All waste is disposed of at either a company owned facility or another third party disposal facility. The waste is either shipped by the Company or is shipped by common carriers under subcontract. The Company supplies many of these customers with equipment and material for the packaging, labeling, and transportation of the LLRW material.

     Metal Waste Decontamination. Radioactive contaminated metals exist primarily in the form of large components such as pumps, valves, fuel racks, and larger items such as condensers, heat exchangers and other large components. The Recycle Center can decontaminate these metals through various techniques.

     Dry Active Waste ("DAW") Processing. DAW processing services include volume reduction and free release programs. This waste is primarily in the form of plastics, clothing, and paper products. The facility uses its super-compactor to reduce the volume of this waste before it is shipped for disposal. The facility also sorts and segregates waste prior to super-compaction.

     Remedial Services. The Oak Ridge Field Services Division offers a range of services including site characterization, verification, on-site volume reduction, license termination, decontamination, and decommissioning. The subsidiary has been involved in conducting radiological decontamination projects for over 20 years.

Nuclear Equipment Service Center. NESC provides refurbishment and repair services for high value nuclear power plant electric motors and power plant equipment. These services include decontamination, disassembly, modifications, reassembly and testing to meet stringent client requirements for safety and reliability. Additionally, the Company provides field services to nuclear power plants for removal, inspection, maintenance, and reinstallation of high value equipment.

Proposed Ward Valley, CA and Butte, NE Facilities. The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility, for the Southwestern Compact ("Ward Valley facility"), and has been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

The State of California, where the Ward Valley Site is located, has not obtained the project property from the U.S. Department of the Interior. For the Company to realize its investment, the US Government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the U.S. Government, the State of California, or both. The Company has taken steps to protect its investment in Ward Valley and will continue to do so.

In the first quarter of 1997, the Company filed two lawsuits against the United States. In the first case, US Ecology is suing to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. US Ecology lost this case at the trial court level and has appealed to the Federal Circuit Court of Appeals. In the second case US Ecology sought an order (writ of mandamus) from a federal court to compel the transfer of the Ward Valley LLRW site. Both the trial court and the D.C. Circuit Court of Appeals ruled against US Ecology in this second case and such rulings are now final. The Company also filed a lawsuit against the State of California on May 2, 2000, seeking to compel California to acquire the property to build the Ward Valley project and monetary damages in excess of $162 million. On October 24, 2000, the California trial court granted the state's motion to dismiss the case on demurrer, and the Company has appealed the trial court's decision.

The Company expects all costs that it has incurred for this facility, and project interest costs, to be included in the rate-base. However, there can be no assurance that California will complete the land transfer, that all of these costs will be approved by California, or that the facility will be constructed, or that money damages will be recovered if it is not constructed.

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

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff to protect the Company's interest and is seeking relief. The contested case is stayed by a preliminary injunction issued by the presiding federal judge. The Company believes the case will go to trial in 2002. In the meantime, minimal effort has been required to maintain the viability of the pending license application. Consequently, the Company's revenue from this project has declined substantially since April 1999.

The timing and outcome of the above matters are unknown. The Company continues to pursue the conveyance of the land from the federal government to California as well as its remedies in federal and state court to cure alleged defects in the State of Nebraska's licensing process for the Butte, Nebraska facility. The Company believes that the facility development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence, or the Company is unable to recoup its investments through legal recourse, it may have an adverse effect on its financial position. See Item 3. Legal Proceedings.

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

The volume of waste shipped for disposal from Superfund and other clean-up sites diminished as the worst sites were addressed and on-site remedies were increasingly approved. Improved waste management by generators coupled with a maturing federal Superfund program has resulted in a major industry consolidation. Management believes that the hazardous waste management business is continuing to mature and consolidate. Management intends to expand its core business through acquisitions, investment, and the introduction of new technologies.

The commercial LLRW business is also experiencing market changes, including increased disposal prices, due to delays in implementing the LLRW Policy Act of 1980 ("Policy Act") and interstate disposal Compacts envisioned by that law. Since the Policy Act's passage, no new full-service LLRW disposal site has been established and prices have risen substantially. AEC's Richland, Washington disposal facility, which accepts LLRW from eleven western states, is the nation's only operating Compact disposal facility. Beginning in 1993, when Northwest Compact waste import restrictions took effect, the Company lost substantial market share for disposal services at its Richland, Washington facility.

In addition to significantly altering the disposal marketplace, Policy Act delays have created significant opportunities for economical LLRW volume reduction services. AEC's purchase of the Oak Ridge facility in 1994 and expansion of the Company's brokerage business were undertaken to participate in this expanding volume reduction market.

In recent years, these price increases have encouraged a search for alternative disposal for soil, debris, and certain other wastes containing very low levels of radioactive contamination. The Envirosafe Services of Idaho facility in Grand View is a national leader in providing such disposal services. Management believes its acquisition of the Grand View, Idaho facility and related rail transfer station positions the Company to take advantage of this industry growth area.

PERMITS, LICENSES, REGULATORY APPROVALS AND PUBLIC POLICY

The Company's hazardous, non-hazardous, and LLRW business is subject to extensive and evolving federal, state, and local environmental, health, safety, and transportation laws and regulations. These regulations are administered by the EPA in the United States, various other federal, state, and local environmental, zoning, transportation, land use, health, and safety agencies in the United States and various other agencies outside of the United States. Many of these agencies regularly examine the Company's operations to monitor compliance with these laws and regulations. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. These laws contribute to demand for Company services. They also represent significant obstacles for new market entrants.

RCRA provides a comprehensive framework for regulating hazardous waste handling, transportation, treatment, storage, and disposal. Listed chemical compounds and residues derived from listed industrial processes are subject to RCRA standards unless they are delisted through a formal rulemaking process. RCRA liability may be imposed for improper waste management or for failure to take corrective action to address releases of hazardous wastes.

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

TSCA establishes a comprehensive regulatory program for PCBs. Other federal, state, and local environmental, health and safety requirements may also be applicable to the Company's business. The Company has adopted practices to minimize its risk through employee training, operational controls, and careful management of its relationships with contractors.

The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 give the Nuclear Regulatory Commission ("NRC") regulatory authority for the receipt, possession, use and transfer of radioactive materials. The NRC has adopted regulations for licensing commercial LLRW treatment and disposal sites. The U.S. Department of Transportation regulates transport of radioactive materials. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for radioactive materials. The States, rather than the NRC, regulate NORM.

The process of applying for and obtaining licenses and permits to operate a radioactive, hazardous, or municipal solid waste facility is lengthy and complex. Management believes it has significant knowledge and expertise regarding environmental laws, regulations and related public policy. The Company believes it possesses all applicable permits, licenses, and regulatory approvals necessary to operate its facilities and maintains the special expertise needed to secure additional approvals to build its business.

INSURANCE, FINANCIAL ASSURANCE, AND RISK MANAGEMENT

The Company carries a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, environmental impairment liability, and other coverages we believe are customary to the industry. Except as discussed in the Item 3. "Legal Proceedings" section of this report, the Company does not expect the impact of any known casualty, property, environmental insurance or other contingency to be material to our financial condition, results of operations or cash flows.

Through December 31, 2000, the Company did not experience any difficulty in obtaining insurance. However, if the Company were unable to obtain adequate insurance in the future, or decided to operate without insurance, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect upon the Company's financial condition, results of operations or cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

State governments typically require financial assurance for the final closure and post-closure obligations with respect to landfills. States where the Company owns the land may require the Company to provide financial assurance including escrow-type accounts funded by revenue during the operational life of a facility, letters of credit from third parties, surety bonds, and traditional insurance. States that own the land where the Company operates disposal facilities require the Company to fund escrow type or trust accounts during the operational life of the facility.

As of December 31, 2000, the Company provided letters of credit of approximately $1,150,000 surety bonds of approximately $3.6 million and insurance policies of approximately $35.1 million for performance of landfill final closure and post-closure requirements. The Company has not experienced difficulty in obtaining financial assurance for our current operations. However, continued availability of surety bonds, letters of credit and insurance policies in sufficient amounts at acceptable rates is an important aspect of obtaining and retaining disposal site or transfer station operating permits.

During 2000, pledged cash and securities remained relatively constant at about $235,000 while during 1999, the total value of pledged securities decreased by $5,179,000. This decrease in 1999 reflects the sale of assets previously held by the Company's ALEX subsidiary and their replacement with an insurance agreement with Reliance Insurance Company. The Company has prepaid a three-year insurance premium, pledged investment securities, and has a cash reserve to pay the deductible portion should the Company need to exercise these policies. The closure costs for its Oak Ridge and Winona, Texas facilities, proposed LLRW sites in Nebraska and California, and a rate settlement with waste generators using the Richland, Washington facility are also covered by financial assurance.

The Company is in the remedial phase of the Sheffield program set forth in the EPA's corrective measures implementation plan. During 2000 and 1999, the Company spent approximately $83,000 and $290,000 respectively on remediation at the closed Sheffield hazardous disposal site, a reduction from $610,000 spent in 1998.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for such environmental claims, the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear occurrences. For the latter, the Company has purchased nuclear liability insurance covering the operations of its facilities, suppliers, and transporters. The Company has also purchased primary property, casualty and excess liability policies through traditional third party insurance.

In September 1998, the Company elected to discontinue providing financial assurance for its closure and post-closure responsibilities through its wholly owned subsidiary. The Company was able to secure economically more advantageous and favorable terms from traditional insurance sources for its facilities and operations, subject to site-specific deductibles for which the Company maintains a cash reserve. Due to a drop in the financial rating of the insurance carrier, the Company elected to rewrite closure, post-closure policies with a stronger carrier in June 2000. Coverage has been rewritten on an extended three-year pre-paid policy. ALEX was dissolved in November 2000.

CLOSED FACILITIES

The Company has made substantial progress in recent years to resolve legal disputes and fulfill its obligations to properly close and maintain formerly operating facilities. While work remains, the Company believes this progress has significantly reduced its environmental liability exposure.

Beatty, Nevada LLRW Site. The Beatty site, operated by the Company from 1962 to 1993, was the nation's first commercial facility licensed to dispose of LLRW. In 1997, it became the first and only commercial LLRW disposal facility to successfully complete closure and site stabilization activities and transfer its license to the State for institutional control. Since that time, Nevada has performed long-term maintenance and surveillance using a State-controlled fund contributed during facility operations. The Company has a contract with the State to perform long-term monitoring maintenance.

Bruneau, Idaho Hazardous Waste Site. The Bruneau site was acquired the same time as the Grand View, Idaho site in February 2001. This site was closed under an approved RCRA plan and is anticipated to be in the post closure monitoring phase for about 30 years in accordance with regulatory requirements. The State of Idaho has indicated its satisfaction with the closure of this 88-acre facility, which is in a remote location with no nearby neighbors.

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

The LLRW disposal facility is maintained under a 1988 Settlement Agreement with the state and EPA. The Company anticipates that its remaining financial requirements and related obligations will be resolved during 2001 and that the LLRW license will then be transferred to the State.

Winona, Texas, Hazardous Waste Facility. From 1980 to 1994, Gibraltar Chemical Resources operated the facility. In 1994, American Ecology Corporation purchased the Winona facility. The facility provided solvent recovery, deep well injection and waste brokerage services at an eight (8) acre permitted site. The Company owns an additional 597 acres contiguous to the permitted site. In March 1997, the Company announced closure of the facility. The Company has complied with all of the requirements of the Agreed Order signed with the TNRCC for closure of the facility including financial assurances in the amount of $1,318,478. A Closure Certification Report was submitted in November 1999, and comments from the Texas Natural Resource Conservation Commission are pending.

CUSTOMERS

In 2000, the Company managed the disposal of hazardous waste for Tamco Steel in Rancho Cucamonga, California for $5,500,000 which constituted 13% of the Company's consolidated revenue. In 1999, no single customer accounted for 10% or more of the Company's consolidated revenues. In 1998, revenue from a cost reimbursement contract with the Central Interstate LLRW Commission was approximately $6,808,000 or 18% of consolidated revenue. No other single customer accounted for 10% or more of consolidated revenue in 2000, 1999, or 1998.

MARKETS

Chemical Services

The hazardous waste treatment and disposal business is highly competitive and sensitive to transportation costs. The Company's Robstown, Texas facility, TECO, is geographically well positioned to serve petro-chemical companies and other industries concentrated along the Texas Gulf coast. The Beatty, Nevada facility primarily competes for business in the California and Nevada markets. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Nevada facility also competes successfully for wastes shipped from more distant locations. The Nevada facility also competes over a broader geographic area for PCB waste due to a limited number of TSCA facilities nationwide. The Idaho facility accepts wastes from across the United States and operates a Company-owned rail transfer station located adjacent to a main east-west rail line, generally allowing much lower cost transportation than by truck. The Idaho facility's two primary markets are for steel mill dust and NORM waste under a five year renewable U.S. Army Corps of Engineers contract.

Waste stabilization and other treatment technologies are employed at Idaho, Nevada and Texas facilities to meet federal land disposal restrictions. This treatment capability allows the sites to manage a significantly broader spectrum of wastes than if treatment was not offered. The Company's new El Centro municipal and industrial landfill, located adjacent to the Texas facility, competes in a local south Texas market in the vicinity of Corpus Christi. Management believes the continued marketing efforts for the El Centro landfill will allow sufficient market share to sustain profitable operations.

LLRW Services

The Richland, Washington disposal facility exclusively serves LLRW producers in the eight states that are members of the Northwest Compact. The three Rocky Mountain Compact members are also eligible to use the facility. As a monopoly service provider, Washington State approves the facility's rates. The Richland site also accepts naturally occurring radioactive material and naturally accelerator radioactive material ("NORM/NARM") from customers across the country and, in limited cases, internationally.

The Oak Ridge LLRW volume reduction facility, motor rebuilding center, field services business and brokerage group compete primarily for business in the eastern United States. Through cross-selling and expanded marketing, the Company continues to compete nationally, but difficult market and competitive conditions combined with ongoing labor disputes has resulted in a loss of market share in 2000 and 1999.

COMPETITION

The Company competes with both large and small companies in each of the markets or segments in which it operates. The radioactive, hazardous and non-hazardous waste management industry is highly competitive, which applies to both current and planned business lines. The Company believes that its principal hazardous and non-hazardous waste business competitors are Waste Management, Waste Masters, Safety-Kleen, Allied Waste, City of Corpus Christi landfill and various other municipal landfills. Its principal radioactive waste business competitors are Envirocare of Utah, Waste Control Specialists, and Duratek for disposal and Duratek, ATG, and Permafix for waste processing.

The Company believes that the principal competitive factors applicable to all areas of its business are:

o      Customer service reputation

o      Geography

o      Price

o      Breadth of services offered and environmental licenses and permits held

o      Dependability, technical proficiency and environmental integrity

o      Operational experience and

o      Quality of working relations with federal and state regulators

Management believes the Company is, and will continue to be, competitive based on these factors. The Company further believes that it possesses a number of competitive advantages which distinguish it from its competitors including its strong industry name recognition, unique range of services and capabilities, extensive portfolio of licenses and permits, and established relationships with its customers, federal and state regulators, and neighboring communities. The Company also believes its reputation as a provider of environmentally sound solutions contributes to its competitive advantage.

PERSONNEL

As of March 27, 2001, the Company had 300 employees, of which 58 were members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO-CLC ("PACE"), 6 of United Steel Workers of America and 1 of United States Workers of America.

In March 1998, the Company ended discussions with PACE on a new labor agreement and implemented its final offer. PACE subsequently charged the Company with unfair labor practices. The National Labor Relations Board ("NLRB") hearing officer ruled against the Company. After a subsequent adverse ruling by the three member panel of the NLRB, the Company appealed to the United States Court of Appeals for the Sixth Circuit, which has not yet ruled. In the event the Company is unsuccessful in its appeal, it may be required to retroactively apply the prior labor agreement and bargain with PACE.

ITEM 2. PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition and suitable for the Company's current and projected needs. Company headquarters are located in Boise, Idaho in leased office space. AEC also leases sales and administrative offices in Washington, Illinois, Nevada, Texas, and Kentucky. The following table sets forth certain information regarding the principal operating, treatment, processing, and disposal facilities owned or leased by the Company.

LOCATION                         FUNCTION                              ACREAGE           OWN/LEASE         UTILIZATION
--------                         --------                              -------           ---------         -----------
Boise, Idaho                     Corporate Office                      10,000 sq. ft.       Lease              100%


CHEMICAL SERVICES

Beatty, Nevada                   Hazardous and PCB Waste Treatment         80 acre(s)       Lease              100%
                                 and Disposal Facility

Grand View, Idaho                Hazardous, PCB and NORM Waste          1,760 acre(s)        Own               100%
                                 Treatment and Disposal Facility and
                                 State-Approved Expansion Area

Elmore County, Idaho             Rail Transfer Station                    110 acre(s)        Own               100%

Bruneau, Idaho                   Closed Facility                           88 acre(s)        Own               100%

Sheffield, Illinois              Closed Facility                          204 acre(s)        Own               100%

Robstown, Texas                  Hazardous Waste Treatment and            240 acre(s)        Own               100%
                                 Disposal Facility

Robstown, Texas                  Municipal and Industrial Disposal        160 acre(s)        Own               100%
                                 Facility

Robstown, Texas                  Possible Expansion Area                   40 acre(s)        Own               100%

Winona, Texas                    Closed Facility                          620 acre(s)        Own                10%

LLRW SERVICES

Oak Ridge, Tennessee             LLRW Processing Facility                  16 acre(s)        Own               100%

Sheffield, Illinois              Closed Facility                          170 acre(s)        Own               100%

Richland, Washington             LLRW and NORM Disposal Facility          100 acre(s)       Lease              100%

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

GENERAL LITIGATION

U.S. Ecology Corporation and Oil, Chemical & Atomic Workers International Union, AFL-CIO, Cases 10-Ca-30847 and 10-Ca-31149.

On May 23, 2000, a three-member panel of the NLRB rendered an adverse ruling against the Company's subsidiary and issued a finding of unfair labor practices. On May 26, 2000, the Company's subsidiary filed with the U.S. Sixth Circuit Court Of Appeals a petition for review of the decision of the NLRB and a motion to stay the order of the NLRB pending review by the court. The Sixth Circuit Court of Appeals has not yet ruled in this matter.

On August 1, 2000, a previously reported legal proceeding, Virgie Adams, et al.
v. American Ecology Environmental Services Corporation, et al., Cause No. 236-165224-6 (Tarrant County, Texas District Court) was settled. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

On October 26, 2000, a previously reported legal proceeding, Erin L. Dalton v. Brown Distributing Co. et al., Defendants/Third-Party Plaintiffs v Sam Tarlton, Jr. And American Ecology Services Corporation d/b/a American Ecology Trans., Inc. Third Party Defendants, Case No. 99-06725, 250th Judicial District Court, Travis County, Texas was settled. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

On January 31, 2001, a previously reported legal proceeding, David Dupuy and Richard Hammond v. American Ecology Environmental Services Corporation, et al., Cause No. 98-1304-C, 241st Judicial District Court, Smith County, Texas, was settled. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

On January 31, 2001, a previously reported legal proceeding, Sarah Randall v. Danny Wells, American Ecology Corporation, et al., Cause No. 00-04270, 68th Judicial Court Dallas County, Texas, was settled. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

Mattie Cuba, et al. v. American Ecology Environmental Services Corporation, et al., Cause No. 2000-092, 4th Judicial District Court, Rusk County, Texas.

The complaint in this legal proceeding was served on the Company and its subsidiaries, American Ecology Environmental Services Corporation, American Ecology Management Corporation, and American Ecology Services Corporation on November 20, 2000. The lawsuit is a toxic tort lawsuit brought by 28 named plaintiffs against the Company and the named subsidiaries, as well as the former facility owners and potentially approximately 60 former customers of the Winona, Texas facility. The plaintiffs seek damages based generally on intentional and negligence tort claims, as well a punitive damages. The Company believes it has conducted its operations in accordance with applicable laws and regulations that the lawsuit is without merit and intends to vigorously defend the action. The Company's current insurance carrier has agreed to pay for the defense of this matter, subject to the Company's $250,000 deductible. The Company timely filed an answer on December 27, 2000, and intends to defend the case vigorously. Discovery is in the very early stages.

Zurich American Insurance Company v. National Union Fire Insurance Company of Pittsburgh, et al incl. AEC, AEESC, AEMC and AESC; Supreme Court of State of New York, County of New York; Case No. 604662/99

In an action filed October 12, 1999, Plaintiff Zurich American Insurance Co. ("Zurich"), seeks declaratory and other relief against National Union Fire Insurance Company of Pittsburgh ("National Union"), AEC and named subsidiaries ("AEC Defendants") and Doe Insurers 1-50 ("Doe Defendants") with respect to Zurich's defense coverage in the Virgie Adams and the General Motors action. In December 2000, Zurich filed a motion with the court for leave to amend its complaint to seek recoupment of moneys paid to defend and settle the Adams case and to defend the General Motors case. The Company intends to vigorously defend this action.

General Motors Corporation v. American Ecology Environmental Services Corp., et al., Case No. 3-99CV2626-L, U.S. District Court, Northern District of Texas.

The Complaint names the Company and certain named subsidiaries as defendants in the suit. The former owner of the Winona Facility and its associated business entities settled their portion of the suit in November 2000. General Motors seeks contribution and indemnity, including reimbursement of defense costs, attorneys' fees, court costs and a settlement payment to the Adams plaintiffs, incurred by General Motors. In December 2000, the Company's insurance carrier, Zurich, notified the Company that it was disclaiming coverage for the suit and would not indemnify the Company or its subsidiaries. The Company does not believe it breached the contract or was negligent, and intends to vigorously defend the case.

Manchak v. US Ecology, Inc., U.S. District Court for the District of Nevada, Civil Action No. 96-494.

In this case, initially commenced in April 1996, Plaintiffs are alleging infringement of a patent by US Ecology from the prior use at US Ecology' Beatty, Nevada site of a general process to stabilize hazardous waste prior to landfill disposal. Plaintiffs are seeking unspecified damages for infringement, treble damages, interest, costs and attorneys' fees. A change of venue to the Nevada Federal District Court was granted on May 20, 1997. US Ecology does not believe that the process it previously used to stabilize waste are similar to the processes the plaintiff claims it has patented. To date, mediation has been unsuccessful in resolving the case, and discovery is ongoing. The Company will continue to vigorously defend the case.

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

On July 18, 2000, a previously reported legal proceeding, In the Matter of American Ecology Recycle Center, Inc., RCRA Docket No.: RCRA-4-99-0020 was settled. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

OTHER MATERIAL LITIGATION

One of the Company's principal subsidiaries is a plaintiff in a case against the United States and in a case against the State of California seeking to protect its interest in the Ward Valley site. In the federal case, US Ecology is suing to recover development costs, as well as lost profits and lost opportunity costs related to development of the Southwestern LLRW Compact disposal facility in Ward Valley, California. The trial court dismissed this case on March 27, 2000, and the Company appealed the decision. Oral argument was heard before the Federal Circuit Court of Appeals on February 6, 2001, but the Court has not yet ruled. The Company was also a plaintiff in a second federal case in which, US Ecology sought an order (writ of mandamus) to compel completion of the federal land transfer required for construction of the state-licensed facility to proceed. The trial court rendered an adverse judgment in this case on March 31, 1999, which the Company appealed. The D.C. Circuit Court of Appeals ruled against the Company, dismissing the case on November 14, 2000. This dismissal is now final. In a further effort to protect its investment in the Ward Valley project, the Company filed a lawsuit against the State of California on May 2, 2000, seeking (1) a writ of mandate to compel California to acquire the property to build the Ward Valley project, (2) a court declaration of the state's duties to the Company, and (3) damages in excess of $162 million, primarily for costs incurred in developing the project, interest, and future lost profits. On July 6, 2000, the state of California filed a motion to dismiss the case. On October 24, 2000, the California court signed an order granting the state's motion to dismiss the case on demurrer. The Company has appealed the trial court's decision.

The Company has intervened in a lawsuit against the State of Nebraska seeking recovery of approximately $6.5 million investment and future lost profits related to development of the proposed Central Interstate Compact LLRW disposal facility near Butte, Nebraska. The trial court has ruled on several preliminary matters that are now under appeal by the State of Nebraska. The trial court has not yet ruled on whether the Company may be awarded money damages. On April 12, 2000, the appeals court upheld the trial court's ruling that Nebraska is not immune to suit in this case and also upheld the trial court's preliminary injunction prohibiting Nebraska from taking any further steps in the state license hearing process until the matter is decided. The case is expected to go to trial in 2002.

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999 the Internal Revenue Service ("IRS") proposed to deny this claim. On November 29, 1999 the

Company protested this denial, which is currently pending with the IRS. The Company believes that this claim was improperly denied but has tentatively agreed to settle this claim on a basis which would allow a partial refund. This settlement must be submitted to the Congressional Joint Committee on Taxation for approval. In December 2000, the Company extinguished the claim by its prior bank for a portion of this potential refund. (see Notes to the Consolidated Financial Statements and Management Discussion and Analysis)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS

American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 23, 2001, there were approximately 9,000 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:

                    2000            1999           Dividends Per Share
               -------------   -------------      ---------------------
PERIOD         High      Low   High      Low      2000             1999
               ----      ---   ----      ---      ----             ----
1st Quarter    3.00     1.27   3.25     1.22     $ --             $ --
2nd Quarter    4.00     2.06   3.13     1.75       --               --
3rd Quarter    3.94     2.31   2.81     1.75       --               --
4th Quarter    3.38     1.75   2.06     1.00       --               --

In the first quarter of 1999 the Company borrowed approximately $1.3 million from two significant shareholders of the Company. The terms of the $1.3 million notes payable from shareholders, among other terms and conditions, prohibited the payment of any cash dividends until the notes were retired. On December 8, 2000, the Company repaid the notes payable in full. In August of 2000, the Company established a credit facility with a local bank, which also prohibited the payment of dividends. This credit facility provides the Company with $8 million of borrowing capacity, but prohibits cash dividends on any of the Company's outstanding stock while the credit facility is in place. The credit facility matures on August 30, 2002.

ITEM 6. SELECTED FINANCIAL DATA

                          AMERICAN ECOLOGY CORPORATION

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                            2000         1999          1998         1997          1996
------------------------                                          --------     --------      --------     --------      --------
Revenue                                                           $ 41,958     $ 34,352      $ 38,960     $ 41,522      $ 49,972
     % Increase (decrease) in revenues from prior year                22.1%       (11.8)%        (6.2)%      (16.9)%       (26.4)%

Net income (loss)                                                 $  4,697     $  4,409      $    762     $   (676)     $(11,407)
Basic earnings per share (1)                                      $    .31     $    .30      $    .03     $   (.17)     $  (1.47)

Shares used to compute income (loss) per share (000's)              13,711       13,585        12,772        8,163         7,907


Working capital (deficit)                                         $  2,279     $ (2,309)     $ (7,567)    $(16,930)     $(16,693)

Total assets                                                      $ 65,750     $ 58,459      $ 61,800     $ 98,431      $ 99,027

Long-term debt, net of current portion                            $ 10,775     $  3,569      $  2,223     $ 39,872      $ 36,202

Shareholders' equity                                              $ 25,984     $ 21,582      $ 17,460     $ 13,380      $ 13,604

Long-term debt to total capitalization as a percentage (2)            29.3%        14.2%         11.3%        74.9%         72.7%
Current ratio (current assets divided by current liabilities)
                                                                    1.17:1        0.9:1         0.7:1        0.4:1         0.4:1

Return on average equity                                              18.9%        22.6%          4.9%        (5.0)%       (64.0)%


Dividends declared per common share                               $     --     $     --      $     --     $     --      $     --

Capital spending, including capital expenditures and site
     development costs                                            $  6,442     $  3,740      $  2,128     $  3,442      $  5,659
Depletion, depreciation and amortization expense                  $  2,028     $  2,054      $  3,152     $  3,106      $  5,383


(1) No dividends have been declared.
(2) In August 2000, the Company entered a new bank agreement with an $8 million credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein as a result of a number of factors, including, but not limited to, those set forth under "Factors That May Affect Future Results," Notes to the Consolidated Financial Statements, Part I, Item 3., Legal Proceedings, and the discussion below. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2000, included elsewhere in this Form 10-K.

The Company is a hazardous, non-hazardous, and radioactive waste management company that offers comprehensive treatment and disposal solutions for hazardous and low-level radioactive waste to commercial and government entities including, but not limited to nuclear power plants, petro-chemical plants, steel mills, the U.S. Department of Defense, medical facilities, universities and research institutions. The Company principally derives its revenue from fees charged for access to the Company's five fixed waste disposal facilities and one LLRW processing facility. Fees are charged for transportation, processing, and disposal of waste, subject to strict waste acceptance criteria. The Company has been in business for more than 49 years.

2000 FINANCIAL RESULTS COMPARED WITH 1999 FINANCIAL RESULTS

The Company's 2000 revenue reached $41.9 million which was a 22% increase over revenue in 1999. Operating costs in 2000 increased 31% over 1999, but were only a 4% increase over 1999 while there was a 22% revenue growth. Year 2000 represented the first year in 5 years that the Company posted increasing revenue. The combination of higher revenue improved gross margin and relatively flat operating costs have improved the Company's profitability. For the years ended December 2000 and 1999, the Company posted a net income (before dividends) of $4.7 and $4.4 million. Both years compared favorably to a net loss of $48.9 million in 1995.

Through the first two months of 2001, the Company has maintained revenue growth and profitability and anticipates this trend to continue.

EXPENSES

Operating expenses include direct and indirect costs for labor, transportation, maintenance and repairs, subcontracted costs and equipment, insurance, taxes, appropriate accruals for burial fees, and other costs. The Company has properly accounted for fees assessed by regulatory authorities for the issuance of permits and licenses.

Selling, general & administrative costs include management salaries, sales and marketing efforts, clerical and administrative costs, legal and consulting fees, office rentals, insurance, and other administrative costs included under general corporate overhead.

STRATEGY

Management continues to evaluate the Company's relative position and presence in the marketplace. In 2000, the Company actively pursued new business opportunities, entered an agreement to acquire a new subsidiary, implemented new technologies, expanded its licenses and permits, and made new business alliances. The acquisition of Envirosafe Services of Idaho, Inc. was completed February 1, 2001. Other strategic plan implementation activities have continued into 2001. The environmental services industry is dynamic and highly competitive. The Company believes that aggressively pursuing growth and market consolidation opportunities are critical to its future success. The Company annually develops a strategic plan and budget that reflects market and competitive changes, as well as good business practices, flexibility, and regulatory compliance. The Company's strategic plan focuses on six key areas.


1.   Emphasize Safety and Compliance

     The Company believes that its success and economic performance is based on providing scientific solution for the waste it receives in a safe and compliant manner. The Company has a stringent health and safety plan for all of its operations and has hired, from time to time, outside consultants to advise the Company on ongoing improvements to the Company's health and safety policies and procedures. In addition, the Company manages all of its facilities in a manner to assure compliance with applicable state and federal law and regulations. Company management emphasizes to employees on an ongoing basis the importance of health, safety, and compliance.

2.   Emphasize Business Fundamentals and Cost Control

     The Company continues to stress business fundamentals and cost control. Management remains committed to improving core business operations at each of its sites by increasing revenue, profitability and cash flow. The Company continues to implement and enforce new policies, procedures, and systems to ensure that appropriate business controls are in place.

3.   Expand Services and Increase Utilization of Assets at Existing Facilities

     In mid-year 2000, the Company opened its El Centro municipal and industrial solid waste landfill located at Robstown, Texas. In late 2000, the Company introduced Thermal Treatment and Recovery processes at its Nevada location. The Company intends to introduce this technology at other locations during 2001. Successful permitting of vertical disposal space expansions at its Nevada and Texas disposal sites further demonstrates the Company's ability to maximize the value of its existing core business assets. In 2001, the Company's substantial operating experience will be applied to the newly acquired Grand View, Idaho treatment and disposal facility. The Company continues to work with its regulators to expand service capabilities at its existing sites.

4.   Increase Emphasis on E-Business and Automation

     The Company recognizes the value of a comprehensive electronic business strategy and has committed significant resources to improving its electronic business capabilities. This includes but is not limited to improving the Company's website, automating customer forms and government approval documents, posting facility waste acceptance criteria on its website, and providing customers with on-line access to information regarding their waste and their account activity. In 2000, the Company has started implementing order processing and accounts receivable information on the Internet. The Company is also using the Internet to find new customers, improve sales force integration, speed waste processing, and reduce costs. The Company believes that its electronic business capabilities will allow it to better serve existing customers and develop new business.

5.   Increase Cross Selling

     The Company believes it offers excellent customer service and a complimentary and unique set of services through its multiple sites and operations. The Company is committed to cross-selling this integrated array of services to both existing customers and prospects. To achieve this goal the Company is updating marketing and sales materials, arming sales personnel with updated information on Company capabilities and services, and cross training key personnel. Management believes the addition of experienced sales personnel and rail transportation expertise acquired as part of the Envirosafe Services of Idaho transaction will further enhance cross-selling in 2001 and beyond.

6.   Execute Well Conceived Mergers and Acquisitions

     The Company will continue to evaluate and pursue strategic mergers or acquisitions of companies or assets that fit the Company's core competencies. Management believes that well-conceived mergers or acquisitions will continue to significantly enhance the Company's market position and value. The Company will also continue to pursue strategic alliances, joint ventures or partnership arrangements.

RECENT DEVELOPMENTS AND FUTURE CONSIDERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

COMPLIANCE WITH APPLICABLE LAWS AND REGULATIONS

The changing regulatory framework governing the Company's business creates significant risks, including potential liabilities from violations of environmental statutes and regulations. Failure to timely obtain, or to comply with the conditions of applicable federal, state and local governmental licenses, permits or approvals for our waste treatment and disposal facilities could prevent or inhibit the Company from operating our facilities and providing services, resulting in a significant loss of revenue and earnings. Changes in laws or regulations may require the Company to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards may impose significant cost upon the Company. The Company's failure to comply with applicable statutes and regulations may result in the imposition of substantial fines and penalties and could adversely affect the Company's ability to carry on its business as presently constituted.

CHANGES IN LAWS AND REGULATIONS

A substantial relaxation of the requirements of compliance with environmental laws or a substantial reduction of enforcement activities by governmental agencies could materially reduce the demand for the Company's services. A large portion of the Company's revenues are generated as a result of requirements arising under federal and state laws, regulations and programs related to protection of the environment. If the requirements of compliance with environmental laws and regulations were substantially relaxed in the future or were less vigorously enforced, particularly those relating to the transportation, treatment, storage or disposal of hazardous and low-level radioactive waste, the demand for the Company's services could decrease and revenues could be significantly reduced.

EXPOSURE TO LITIGATION

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

ACCESS TO CAPITAL

The Company needs to have cost effective access to capital in order to implement its strategic and financial plan. If the Company cannot retain its existing access to capital or raise additional capital the Company may need to curtail or scale back its planned expansion. The Company requires additional financing for working capital, capital expenditures and new acquisitions.

NEW TECHNOLOGIES

The Company expects to increase its utilization of new thermal treatment and possibly other advanced technologies. The Company's future growth is somewhat reliant upon its ability to discern emerging industry service niches and respond to clients' needs. If the Company cannot successfully implement commercially viable technologies for treatment of wastes in a manner that is responsive to the clients' requirements, the business could be adversely affected.

COMPETITIVE ENVIRONMENT

The Company faces competition from companies with greater resources and potentially more cost-effective waste treatment and disposal solutions. Any increase in the number of licensed commercial treatment facilities or disposal sites for hazardous or low-level radioactive waste in the United States, or any decrease in the treatment or disposal fees charged by competitive facilities or sites, could reduce the competitive advantage of the Company's facilities and services.

LOSS OF MAJOR CONTRACTS

A loss on one or more of the Company's larger contracts could significantly reduce the Company's revenues and negatively impact earnings. The Company's contract with the Corps of Engineers for example is a contract that could have a material adverse impact on the Company if lost or not renewed, and represents a significant portion of the revenue for the Company's newly acquired Grand View, Idaho site.

THE COMPANY MAY FACE RISKS RELATING TO GENERAL ECONOMIC CONDITIONS

The Company believes there is risk related to general economic and market conditions, including the potential impact of any economic slowdown, recession, interest rate fluctuation or other adverse external economic conditions. Negative general economic conditions could adversely affect our financial condition, results of operation and cash flows.

RESULTS OF OPERATIONS

The Company has continued to show improved operations since 1994, especially for the last three years ended 2000, 1999, and 1998 when the Company reported net income of $4,697,000, $4,409,000, and $762,000 respectively. Operationally, the Company has continued to grow and reposition itself after having difficulty from three unsuccessful acquisitions in 1994 that affected the reporting years ending December 31, 1997, 1996, and 1995.

The following table summarizes the operational performance of the operating segments, Chemical Services, LLRW Services, and Corporate & Other. Only Chemical Services and LLRW Services generate revenue and profit. The Corporate & Other part of the Company generate no revenue and provide administrative, managerial, and support services for Chemical Services, LLRW Services and the ongoing closure and post closure operations of closed facilities. Since there is no revenue generated at the corporate level or at closed facilities there is no profitability at this level.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

Reported in $(000)                                  CHEMICAL             LLRW             CORPORATE
                                                    SERVICES           SERVICES            & OTHER               TOTAL
                                                 -------------       -------------       -------------       -------------
2000

Revenue                                                 18,975              23,725                (742)             41,958
Direct Cost                                             10,084              12,223                (475)             21,832
                                                 -------------       -------------       -------------       -------------
Gross Profit                                             8,891              11,502                (267)             20,126
S,G&A                                                    3,975               7,113               5,577              16,665
                                                 -------------       -------------       -------------       -------------
Income (loss) from operations                            4,916               4,389              (5,844)              3,461
Investment income                                           51                   1                 383                 435
Gain on sale of assets                                      69                  23                  --                  92
Interest expense                                           (57)               (109)               (184)               (350)
Other income                                               164                 380                 297                 841
                                                 -------------       -------------       -------------       -------------
Income before extraordinary items and taxes              5,143               4,684              (5,348)              4,479
Extraordinary item and taxes                                --                  --                 218                 218
                                                 -------------       -------------       -------------       -------------
Net Income                                               5,143               4,684              (5,130)              4,697
Total Assets                                            23,875              39,537               2,338              65,750

1999

Revenue                                                 12,074              23,070                (792)             34,352
Direct Cost                                              7,482               9,740                (613)             16,609
                                                 -------------       -------------       -------------       -------------
Gross Profit                                             4,592              13,330                (179)             17,743
S,G&A                                                    3,218               6,191               5,353              14,762
                                                 -------------       -------------       -------------       -------------
Income (loss) from operations                            1,374               7,139              (5,532)              2,981
Investment income                                           29                   1                 750                 780
Gain on sale of assets                                     895                   1                 (70)                826
Interest expense                                           (14)                (65)               (129)               (208)
Other income                                                76                   6                 143                 225
                                                 -------------       -------------       -------------       -------------
Income before extraordinary items and taxes              2,360               7,082              (4,838)              4,604
Extraordinary item and taxes                                --                  --                (195)               (195)
                                                 -------------       -------------       -------------       -------------
Net Income                                               2,360               7,082              (5,033)              4,409
Total Assets                                            16,162              38,866               3,431              58,459

1998

Revenue                                                 16,030              22,930                  --              38,960
Direct Cost                                              9,488              14,057                  --              23,545
                                                 -------------       -------------       -------------       -------------
Gross Profit                                             6,542               8,873                  --              15,415
S,G&A                                                    6,544               6,272               2,886              15,702
                                                 -------------       -------------       -------------       -------------
Income (loss) from operations                               (2)              2,601              (2,886)               (287)
Investment income                                           29                   1                 588                 618
Gain on sale of assets                                      55                  --                  17                  72
Interest expense                                           (11)                (58)                 (3)                (72)
Other income                                               381                 118                 (13)                486
                                                 -------------       -------------       -------------       -------------
Income before extraordinary items and taxes                452               2,662              (2,297)                817
Extraordinary item and taxes                                --                  --                 (55)                (55)
                                                 -------------       -------------       -------------       -------------
Net Income                                                 452               2,662              (2,352)                762
Total Assets                                            15,535              38,000               8,265              61,800

The following table sets forth items in the Statements of Operations for the three years ended December 31, 2000, as a percentage of revenue:

                                                                    Percentage of Revenues for the
                                                                        Year Ended December 31,
                                                              -----------------------------------------
                                                                 2000            1999            1998
                                                              ---------       ---------       ---------
Revenue                                                           100.0%          100.0%          100.0%
Operating costs                                                    52.0            48.3            60.4
                                                              ---------       ---------       ---------

Gross profit                                                       48.0            51.7            39.6
Selling, general and administrative expenses                       39.7            43.0            40.3
                                                              ---------       ---------       ---------

Income (loss) from operations                                       8.3             8.7             (.7)
Other (income) expense, net                                         2.4              .7             2.8
                                                              ---------       ---------       ---------

Income (loss) before income taxes and extraordinary item           10.7            13.4             2.1
Extraordinary item                                                   .4              --              --
Income tax expense (benefit)                                         --              .6              .1
Preferred stock dividends                                            .9             1.2             1.1
                                                              ---------       ---------       ---------

Net income to common shareholders                                  10.2%           11.7%             .9%
                                                              =========       =========       =========

The following table compares the Company's two operating segments without consolidated corporate costs, intercompany charges, or the captive insurance company ALEX.

CONDENSED STATEMENT OF OPERATIONS

Reported in $000               DECEMBER 31, 2000             December 31, 1999
                            CHEMICAL         LLRW          Chemical        LLRW
                            ---------      ---------      ---------      ---------
Revenue                     $  18,975      $  23,725      $  12,074      $  23,070
Operating costs                10,084         12,223          7,482          9,740
                            ---------      ---------      ---------      ---------

Gross Profit                $   8,891      $  11,502      $   4,592      $  13,330
Selling, G & A                  3,975          7,113          3,218          6,192
                            ---------      ---------      ---------      ---------
Income from operations      $   4,916      $   4,389      $   1,374      $   7,139
                            ---------      ---------      ---------      ---------

REVENUE

Revenue for 2000, increased to $41,958,000 a 22% increase over 1999 revenue of $34,352,000. During 1999, revenue had decreased 11.8% from 1998 revenue of $38,960,000. The increase in revenue was principally the result of growth in the Chemical Services business, while the LLRW business remained relatively flat. The Chemical Services division has increased profitability in each of the last three years and substantially grew revenue in 2000 from 1999. This was mainly due to adding new hazardous waste customers and successfully bidding and winning several new projects, including one large steel mill project and one large remediation project. While it had little effect on revenue, the Company opened El Centro municipal and industrial waste landfill in 2000. The Beatty, Nevada facility had two large contracts, and made a very large contribution to revenue in 2000, for hazardous waste disposal.

Management expects revenue to continue to increase in 2001, as the newly constructed vertical expansion airspace is utilized at the Beatty and Texas facilities, the newly acquired Idaho facility contributes to revenue, and El Centro captures a greater share of the Corpus Christi, Texas market.

The LLRW services revenue remained relatively flat in 2000, 1999, and 1998 at between $23 and $24 million. Production increased slightly at the Oak Ridge, Tennessee LLRW facility with revenue of $14,506,000 in 2000 compared to $13,575,000 in 1999, and $9,129,000 in 1998. While revenue has increased at Oak Ridge, operating costs increases rendered this facility unprofitable in each of these reported years. Revenue increased to $8,857,000 compared to $7,500,000 in 1999 and 1998 at the Company's Richland, Washington rate regulated LLRW facility. This increase was due to significant NARM contracts, which are not rate regulated. The Company expects approval of a new 5-year Washington rate agreement in May 2001. The Company expects that the minimum revenue requirement under a new rate agreement will be materially less than the current agreement. While both Oak Ridge and Richland have increased revenues, the Company has decreased its business with the Central Interstate Compact Commission pending the outcome of litigation, as explained in Item 1. Low Level Radioactive Waste Services.

DIRECT OPERATING COSTS

Direct operating costs for 2000, totaled $21,832,000 an increase of $5,223,000 or 31% from the prior year. Direct operating costs were $16,609,000 in 1999, and $23,545,000 in 1998. Direct operating costs increased in 2000, as the result of increased revenue and activity, principally at Chemical Services sites. Further contributing to the increase in direct operating costs was the Company's decision to broker transportation when it made economic sense and introduction of new thermal treatment and recovery processes at the Nevada site. Management expects operating costs to increase, commensurate with and relative to revenue in 2001.

Reported in $000        DECEMBER 31, 2000             December 31, 1999            December 31, 1998
                     CHEMICAL         LLRW         Chemical         LLRW         Chemical         LLRW
                     ---------      ---------      ---------      ---------      ---------      ---------
Operating Costs      $  10,084      $  12,223      $   7,482      $   9,740      $   9,488      $  14,057

In 2000, Chemical Services direct operating costs increased $2,602,000 or 35% from the prior year. The increase in direct operating costs was primarily the result of additional service and activity associated with contracts. In 2000, the Company capitalized approximately $2,478,000 of costs compared to $1,822,000 of capitalized costs in 1999. The capitalization of labor, engineering, and material costs for the development of additional disposal capacity at the Nevada and Texas facilities will generate revenue and contribute to profit in the future.

In 2000, LLRW Services direct operating costs increased $2,483,000 or 25% from the prior year. This increase is only moderately reflective of a 3% increase in revenue. The increases in direct operating costs are mainly at the Oak Ridge facility where an NLRB judgment was received against the Company for $547,000 additional subcontract and consulting costs at the motor center that the Company made no profit on and additional equipment rental. The Company continues to have difficulty in managing costs at the Oak Ridge facility. Operating costs continue to be high at this facility mainly for labor, transportation and subcontracted services, and equipment rental.

Consolidated Results of Operations (in thousands):

                                      2000                            1999                          1998
                                      ----                            ----                          ----
Revenue                  $  41,958                      $  34,352                      $  38,960
Direct operating costs      21,832           52.0%         16,609           48.3%         23,545           60.4%
                         ---------                      ---------                      ---------
Gross profit (loss)      $  20,126           48.0%      $  17,743           51.7%      $  15,415           39.6%

For the year ended 2000, direct operating costs were 52.0% of revenue compared to 48.3% in 1999 and 60.4% in 1998. The increase in direct operating costs reflect the increased activity levels associated with growing the business, as well as higher than anticipated costs at the Company's Oak Ridge facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") for 2000 totaled $16,665,000, an increase of 13% from the prior year. SG&A were $14,762,000 and $15,702,000 in 1999 and 1998 respectively. While SG&A expenses increased in absolute terms $1,903,000, SG&A actually decreased relative to revenue, dropping from 43% of revenue last year to 39.7% of revenue this year. The higher SG&A spending (in dollars) was caused by additional investment in infrastructure, information systems, more travel, additional sales personnel, outside consulting expense, and legal expense. The Company expects that SG&A will grow in absolute dollars, but actually decrease relative to sales.

Consolidated Results of Operations (in thousands):

                                       2000                             1999                         1998
                                       ----                             ----                         ----
Revenue                    $  41,958                      $  34,352                      $  38,960
Selling, G&A expenses         16,665           39.7%         14,762             43%         15,702           40.3%
                           ---------                      ---------                      ---------

The following table includes SG&A for the Chemical and LLRW Services, but excludes corporate consolidated adjustments and eliminations.

Reported in $000         DECEMBER 31, 2000                   December 31, 1999
                 CHEMICAL                  LLRW        Chemical                 LLRW
                 --------                  ----        --------                 ----
SG&A             $3,974                  $7,113        $3,219                 $6,192

In 2000, Chemical Service's SG&A increased 23.5%. The main reason for the increase was additional sales people, new contracts, and new customers described earlier. Chemical services had previously reduced costs as a result of selling the transportation operations. LLRW Services SG&A increased by 14.9% from 1999. The increase for LLRW is the result of 35% SG&A to revenue spending at the Oak Ridge facility, compared to 22.7% at the Richland facility. However, on January 2, 2001 the Company's Oak Ridge facility implemented an aggressive cost containment program that included a reduction in force of 10 people. The reduction in force coupled with ongoing spending controls is expected to reduce SG&A expense at the Company's Oak Ridge facility.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's stock portfolio classified as trading securities in 1999 and 1998. As of December 31, 2000, the Company reported investment income of $435,000 compared to $225,000 and $618,000 in 1999 and 1998, respectively. The main reason for this increase in 2000 is realized gain on the sale of invests in ALEX, and the Company used this capital for the expansion of plant and equipment and capital projects, and withdrew approximately $6,000,000 and $1,000,000 from the ALEX stock portfolio in 1998 and 1999 respectively. The ALEX stock portfolio was used as collateral for insurance in the event of a claim at certain closed sites. The Company has secured alternate financial assurance and the ALEX portfolio and subsidiary has been dissolved.

GAIN ON SALE OF FIXED ASSETS

As a result of the sale lease back in August 2000, the Company recognizes a portion of the deferred gain each month. Payments are made to the bank for $35,000 and a gain is recognized for $16,600. In 2000, a $83,000 gain was realized on the sale of the fixed assets for the sale-leaseback. Other miscellaneous assets were sold during the year for a gain of approximately $9,000.

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

INTEREST EXPENSE

The Company incurred interest expense of $350,000, $208,000, and $72,000 in 2000, 1999, and 1998 respectively. Before July 1999, the majority of this interest expense was capitalized for the development of the Company's proposed LLRW facilities in California and Nebraska in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. In 1999, the Company ceased capitalization of interest costs. In 2000, the Company opened a new bank credit facility with an $8 million borrowing base. Interest charges for 2000 and 1999 are from bank borrowings and interest on long-term capital leases for heavy equipment. Substantially all of the interest cost incurred in 1998 related to borrowings under the Company's Credit Agreement with its former commercial bank lender.

OTHER INCOME

Other income was $841,000, $780,000 and $486,000 as of December 31, 2000, 1999,
and 1998. The amounts of other income are generally the result of adjustments, or money received that was originally recorded in a prior period. In 2000, the Company had some changes in accounting estimates that resulted in certain year-end adjustments. The largest adjustments included in the year 2000 amount of $841,000 was a $260,000 reduction in accrued fees and taxes for rate post closure obligation at owed facilities. Other income can also include collecting accounts that were previously written off, or certain credits that apply to a previous year.

INCOME TAXES

The Company's effective income tax (benefit) rates were .2%, 4.2%, and 14.3% for the fiscal years 2000, 1999, and 1998 respectively. In 2000, the Company generated a $12,000 income tax benefit with the dissolution of its ALEX subsidiary. ALEX had generated a positive tax allowance to cover the sale of investment securities, which is consolidated to the corporate level as a tax credit following the dissolution. The income tax expense of $195,000 and $55,000 for 1999 and 1998 is for payments on different state and local taxes including franchise taxes. The Company has a valuation allowance of approximately $19.8 million for deferred tax assets with more than $2.7 million of limited loss carry-forwards and $34.4 million of unlimited net operating loss carry-forwards. See Item 8. Note 14. Income Taxes.

EXTRAORDINARY GAIN - EARLY EXTINGUISHMENTS OF DEBT

On December 19, 2000, the Company entered into an agreement with Chase Bank of Texas for settlement of debt associated with the Company's 1994 Federal Income Tax Claim. The Company had pledged the income tax receivable and a deed of trust on the Company's Winona, Texas site to Chase Bank in 1998. The settlement, which was paid in December 2000, allowed the Company to pay $350,000 to Chase Bank and receive in return release and discharge from all obligations of the $556,000 loan. The result is an extraordinary gain on early extinguishment of debt of $206,000 and the release by the bank of its security interest in the Winona property and the income tax refund claim.

NET INCOME

Net income and earnings per share for the last 5 years are listed below.


Dollars in Thousands
   EXCEPT PER SHARE AMOUNTS       2000        1999       1998        1997         1996
                                 ------      ------      -----      -----       --------
Net Income (Loss)                $4,697      $4,409      $ 762      $(676)      $(11,407)

Basic Earnings Per Share         $  .31      $  .30      $ .03      $(.17)      $  (1.47)

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2000, the Company had positive working capital of $2,279,000. This compares favorably to the working capital deficits of $2,309,000 and $7,567,000 reported for 1999 and 1998 respectively. This significant improvement in working capital reflects financing activities in 2000 combined with increased revenue and profit and a reduction in current liabilities.

During 1999, the Company also met certain obligations allowing a cash secured for a $2.5 million dollar letter of credit to be replaced with a $1.5 million performance bond. Also, certain cash assets previously pledged were released allowing for reclassification of assets from long term to short term. The $1.5 million bond was replaced by an insurance policy in year 2000.

The Company's current ratio improved to 1.17:1 in 2000 compared with 0.9:1.0 and 0.7:1.0 for the years ending December 31, 1999, and 1998. Liquidity, as measured by day's receivables outstanding ("DRO"), was constant for 2000 and 1999. Average DRO for 2000 and 1999 was 69 days down from an average of 89 days in 1998. The overall improvement in the Company's liquidity allowed the Company to continuously pay down accounts payable and retire other short-term obligations.

The Company's leverage has increased since 1999, as evidenced by a .46:1 debt to equity ratio at December 31, 2000, compared to .20:1 for the same period one year before. This debt to equity ratio is debt divided by shareholder's equity as of year-end, where debt includes bank line of credit, long and short-term borrowings through notes, commercial paper, and lease agreements all of which are included in either current or total liabilities. Equity is the shareholder's equity excluding any deferred tax assets or liabilities. The year-end 2000 ratio increasing to .46:1 reflects an $8.0 million credit facility established with First Security Bank of Boise, Idaho. The Company did not have any bank debt for the preceding two years before 2000. This new credit facility provided available cash for the expansion at both the Beatty, Nevada and Robstown, Texas facilities and improved the daily operational cash position for the Company as a whole. The Company has borrowed on this line and repaid when business dictates and cash receipts are available.

As of March 27, 2001, the Company has maintained a business banking relationship with First Security Bank, Boise, Idaho that provides this $8,000,000 line of credit. At this date the Company had $3,500,000 borrowed.

OTHER MATTERS

ENVIRONMENTAL MATTERS

The Company maintains reserves and insurance policies for costs associated with future closure and post-closure obligations for both current and formerly operated disposal facilities. These reserves and insurance policies are based on professional engineering studies and interpretations of current regulatory requirements and potential regulatory changes performed at least annually. Accounting for closure and post-closure costs includes final disposal unit capping for the site, gas emission control, subsurface soil and groundwater monitoring, and other monitoring and routine maintenance costs expected after a site stops accepting waste. The Company believes it has made adequate provisions through reserves and the insurance policy for its obligations.

The Company estimates that the aggregate final closure and post-closure costs for all insured facilities owned or operated was approximately $15,953,000 as of December 31, 2000. This compares to recorded closure and post-closure liabilities of $17,285,000 and $19,539,000 for 1999 and 1998 respectively. As described in Item 1, Insurance, the Company has a three-year prepaid insurance policy for closure and post closure of these facilities, and has set aside certain pledged cash and investment securities to pay certain deductible limits.

Management believes that disposition of these environmental matters will not have a material adverse effect on the financial condition of the Company. The Company's operation of disposal facilities creates operational, monitoring, site maintenance, closure and post-closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of such costs, regulations or legislation enacted, or other future events affecting these facilities.

SEASONAL EFFECTS

The Company's operating revenue is generally lower in the winter months, and increases in the warmer summer months. The volume of both hazardous waste and LLRW tends to decrease during winter months, however, market conditions have a larger effect on revenue than seasonality.

SENIOR MANAGEMENT

In the third quarter of 2000, Jack K. Lemley, Chairman, Chief Executive Officer and President and the Company's Board of Directors appointed Barbara Trenary as a Vice President of the Company. Ms. Trenary's responsibilities principally relate to management of the Company's LLRW operations.

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

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles in the United States.




Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
February 16, 2001

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                     As of December 31,
                                                                                  -----------------------
                                                                                    2000           1999
                                                                                  --------       --------
ASSETS
Current Assets:
    Cash and cash equivalents                                                     $  4,122       $  4,771
    Receivables, net of allowance for doubtful
      accounts of $568 and $619 respectively                                         9,839          7,696
    Income taxes receivable                                                            740            740
    Prepayments and other                                                            1,316          1,207
                                                                                  --------       --------
      Total current assets                                                          16,017         14,414

Cash and investment securities, pledged                                                235            226
Property and equipment, net                                                         18,488         12,818
Facility development costs                                                          27,430         27,430
Intangible assets relating to acquired businesses, net                                 366            390
Other assets                                                                         3,214          3,181
                                                                                  --------       --------
      Total Assets                                                                $ 65,750       $ 58,459
                                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

    Current portion of long term debt                                             $  1,094       $    781
    Accounts payable                                                                 2,680          2,706
    Accrued liabilities                                                              9,149         12,334
    Accrued closure and post closure obligation, current portion
                                                                                       700            700
    Income taxes payable                                                               115            202
                                                                                  --------       --------
      Total current liabilities                                                     13,738         16,723

Long term debt                                                                      10,775          3,569
Accrued closure and post closure obligation, excluding current portion              15,253         16,585
Commitments and contingencies
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                          --             --

    Series D cumulative convertible preferred stock, $.01 par value, 100,001 authorized, issued and outstanding; 5,263 converted and retired
                                                                                         1              1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired                          --             --
    Common stock, $.01 par value, 50,000,000 authorized, 13,729,632 and 13,704,050 shares issued and outstanding, respectively
                                                                                       137            137
    Additional paid-in capital                                                      54,610         54,513
    Retained earnings (deficit)                                                    (28,764)       (33,069)
                                                                                  --------       --------
      Total shareholders' equity                                                    25,984         21,582
                                                                                  --------       --------

         Total Liabilities and Shareholders' Equity                               $ 65,750       $ 58,459
                                                                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                  As of December 31,
                                                        --------------------------------------
                                                          2000           1999           1998
                                                        --------       --------       --------
Revenue                                                 $ 41,958       $ 34,352       $ 38,960
Direct operating costs                                    21,832         16,609         23,545
                                                        --------       --------       --------

Gross profit                                              20,126         17,743         15,415
Selling, general and administrative expenses              16,665         14,762         15,702
                                                        --------       --------       --------

Income (loss) from operations                              3,461          2,981           (287)
Investment income                                            435            225            618
Gain on sale of assets                                        92            826             72
Interest expense                                            (350)          (208)           (72)
Other income                                                 841            780            486
                                                        --------       --------       --------

Income before income tax and extraordinary item            4,479          4,604            817
Income tax expense (benefit)                                 (12)           195             55
                                                        --------       --------       --------

Income before extraordinary item                           4,491          4,409            762

Extraordinary gain - early extinguishments of debt           206            -0-            -0-

Net income                                                 4,697          4,409            762

Preferred stock dividends                                    398            397            417
                                                        --------       --------       --------
Net income (loss) available to common shareholders      $  4,299       $  4,012       $    345
                                                        ========       ========       ========

Basic earnings per share                                $    .31       $    .30       $    .03
                                                        ========       ========       ========

Diluted earnings per share                              $    .26       $    .27       $    .03
                                                        ========       ========       ========

Dividends paid per common share                         $     --       $     --       $     --
                                                        ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($ 000's)


                                                                                          Year Ended December 31,
                                                                                  --------------------------------------
                                                                                    2000           1999           1998
                                                                                  --------       --------       --------
Cash flows from operating activities:
  Net income                                                                      $  4,697       $  4,409       $    762
  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
  Depletion, depreciation and amortization                                           2,028          2,054          3,152
  (Gain) loss on sale of assets                                                        (92)          (826)           (72)
  Gain on sale of investments                                                           --            (14)            --
  Income Taxes Payable                                                                 (87)           111             --
  Stock compensation                                                                    79            129             79
Changes in assets and liabilities:
  Receivables                                                                       (2,143)         1,810         (1,577)
  Investment securities classified as trading                                           (9)           820          1,942
  Other assets                                                                        (507)        (1,415)        (1,034)
  Closure and post closure obligation                                               (1,332)        (2,254)        (1,640)
  Accounts payable and accrued liabilities                                          (1,410)        (7,328)            90
                                                                                  --------       --------       --------
         Total adjustments                                                          (3,473)        (6,913)           940
                                                                                  --------       --------       --------
Net cash provided (used) by operating activities                                     1,224         (2,504)         1,702

Cash flows from investing activities:
  Capital expenditures, excluding site development costs                            (6,442)        (3,219)          (697)
  Facility development costs, including capitalized interest                            --           (521)        (1,431)
  Proceeds from sales of assets                                                      2,000          1,840             72
  Net proceeds from sales of investment securities                                      --          2,497          6,940
  Transfers to (from) cash and investment securities, pledged                           --          1,876             --
                                                                                  --------       --------       --------
      Net cash provided by (used in) investing activities                           (4,442)         2,473          4,884

Cash flows from financing activities:
  Proceeds from issuances and indebtedness                                           4,912            558         16,096
  Payments of indebtedness                                                          (2,361)          (198)       (21,519)
  Proceeds from rights offering                                                         --             --          2,913
  Stock options exercised                                                               18             --             --
                                                                                  --------       --------       --------
      Net cash provided by (used in) financing activities                            2,569            360         (2,510)
                                                                                  --------       --------       --------

Increase (decrease) in cash and cash equivalents                                      (649)           329          4,076
Cash and cash equivalents at beginning of year                                       4,771          4,442            366
                                                                                  --------       --------       --------
Cash and cash equivalents at end of year                                          $  4,122       $  4,771       $  4,442
                                                                                  ========       ========       ========
Supplemental disclosures of cash flow information: Cash paid during the year for:
  Interest, net of amounts capitalized                                            $    350       $    208       $     72
  Income taxes paid                                                                     74            156            144
Non-cash investing and financing activities:
  Long-term debt exchange for asset interest                                            --             --         24,323
  Long-term offset capitalized interest                                                 --             --         12,461
  Warrants issued on exchange for debt                                                  --             --          1,660
  Stock issuance--Director's compensation                                               79            129             79
  Preferred Stock Dividends                                                            398            397            417
  Acquisition of equipment with capital leases                                       1,769          1,235             --

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ in 000's)


                                                            Additional    Retained
                                 Preferred       Common      Paid-In      Earnings
                                   Stock         Stock       Capital      (Deficit)
                                 ---------     --------     ----------   ----------
Balance, December 31, 1997       $  3,001      $     85     $ 47,701     $(37,407)

Net income                             --            --           --          762
Common stock issuance                  --            51        5,024           --
Dividends of preferred stock           --            --           --         (417)
Common stock warrants                  --            --        1,660           --
Preferred stock-retired            (3,000)           --           --           --
                                 --------      --------     --------     --------
Balance, December 31, 1998       $      1      $    136     $ 54,385     $(37,062)

Net income                             --            --           --        4,409
Common stock issuance                  --             1          109           --
Dividends of preferred stock           --            --           --         (397)
Preferred stock-retired                --            --           19          (19)
                                 --------      --------     --------     --------
Balance, December 31, 1999       $      1      $    137     $ 54,513     $(33,069)

Net income                             --            --           --        4,491
Common stock issuance                  --            --           97           --
Dividends of preferred stock           --            --           --         (398)
Extraordinary gain                     --            --           --          206
Other                                  --            --           --            6
                                 --------      --------     --------     --------
BALANCE, DECEMBER 31, 2000       $      1      $    137     $ 54,610     $(28,764)
                                 ========      ========     ========     ========


Note: Convertible Preferred Stock is not shown above because no shares have been issued.

The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS.

American Ecology Corporation (a Delaware Corporation) and its subsidiaries ("the Company") provide a variety of processing, recycling, packaging and hazardous and non-hazardous waste services to commercial and government customers, remediation and disposal services for generators of low-level radioactive waste. The Company has one of the largest motor rebuilding facilities in the United States for large electric motors from nuclear power plants. The Company acquired Envirosafe Services of Idaho, Inc., on February 1, 2001. This purchase is a significant addition to the Chemical division for the treatment and disposal of hazardous and PCB waste. The Company also services the needs of hazardous waste generators nationally, but the larger market share is in the Gulf and West Coast regions of the country at its hazardous waste landfill disposal sites in Robstown, Texas and Beatty, Nevada. The Company services the needs of low-level radioactive waste ("LLRW") generators in the Northwest and Rocky Mountain Compact regions at its rate regulated LLRW facility located near Richland, Washington and provides LLRW processing and recycling services to LLRW waste generators in the Mid-West and East Coast regions at its Oak Ridge, Tennessee facility.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation. The accompanying financial statements are prepared on a consolidated basis. Six reporting subsidiaries and the parent company were active in 2000. The consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of all significant inter-company balances and transactions. Certain estimates and assumptions are made to accurately reflect the business operations under the accrual basis of accounting. The Company's year-end is December 31, 2000 and there were fifty-two weeks of reporting compared to fifty-three weeks of reporting in 1999 and fifty-two weeks in 1998. The Company has made certain estimates and assumptions for the consolidated financial statements. The consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP).

Reclassification. Reclassifications have been made to prior year financial statements to conform to the fiscal 2000 presentations.

Cash and Investment Securities Pledged. Pledged cash and investment securities totaled $235,000 at December 31, 2000. These consisted of a letter of credit and money market accounts. The Company maintains these investments to cover an insurance policy commitment and the escrow account for the closed Sheffield facility.

Revenue Recognition. Generally, revenues are recognized as services are performed, and as waste materials are buried or processed. Revenue also includes sales from the Company's subsidiary Nuclear Equipment Services Corporation ("NESC"), which accounts for revenue on a percentage of completion basis. The Company had both unbilled and deferred revenue at year-end 2000, 1999, and 1998.

Property and Equipment. Property and equipment are recorded at cost and depreciated on straight-line and declining balance methods over estimated useful lives. See Note 6 for major categories of property and equipment. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are charged to expense as incurred. During 2000, 1999, and 1998 maintenance and repair expenses were $176,000, $241,000, and $209,000 respectively.

Land is comprised of property owned at the processing and disposal sites. Land owned and used for disposal is depleted over the estimated useful life of the disposal site on a straight-line basis. Cell development costs represent waste disposal facility preparation costs that are capitalized and charged to operating costs as disposal space is utilized. The Company engaged certified engineers and surveyors to make independent surveys and measure remaining cell volume.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of fair value of net assets acquired ("goodwill"). Intangible assets are being amortized on the straight-line method over periods not exceeding 40 years with the majority being amortized over 25 years. The accumulated amortization of intangible assets amounted to $384,000, $360,000, and $336,000 at December 31, 2000, 1999, and
1998 respectively. Amortization of intangible assets was $24,000 for each of the last three years. On an ongoing basis, the Company measures the value of its intangible assets. In the event that facts and circumstances indicate intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the assets would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was necessary.

Permitting Costs. Permitting costs, included under the caption Other Assets in the Consolidated Balance Sheets, are primarily comprised of outside engineering and legal expenses and are capitalized and amortized over the life of the applicable permits. At December 31, 2000, and 1999 there were $3,009,000 and $3,001,000 respectively of net capitalized permitting costs included in other assets in the accompanying consolidated balance sheets.

The Company operates its various sites under the regulations of, and permits issued by, various state and federal agencies. In December 1999, the Robstown, Texas facility received its permit for a municipal waste landfill and in February 2000, it received a permit to vertically stack either hazardous or non-hazardous waste on top of existing cells.

Self-Insurance. The Company has insurance policies that cover any annual losses exceeding $50,000 per employee for employee health care. The Oak Ridge union employees are not covered under the self-insured healthcare program, but are covered by a traditional insurance plan as negotiated under their collective bargaining agreement. The Company also maintains a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations. The policy is subject to a $250,000 self-insured retention. In addition, the Company is insured for consultant's environmental liability. The policy is subject to a $100,000 retention.

The Company restructured its closure and post-closure insurance with Indian Harbor Insurance Company on an extended prepaid policy term for June 2000 to September 2003. The Company no longer is reinsuring financial assurances requirements for closure and post-closure of its facilities. Alex, the inactive captive insurance company was dissolved in November 2000.

Accrued Closure and Post-Closure. Accrued closure and post-closure liability includes the accruals associated with obligations for closure and post-closure of the Company's operating and closed disposal sites and for corrective actions and remediation. The Company generally provides accruals for the estimated costs of closures and post-closure monitoring and maintenance as permitted disposal space is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company performs routine periodic reviews of both closed and operating sites and revises accruals for estimated post-closure, remediation or other costs related to these locations as deemed necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors. In 2000, the Company completed a review with an independent engineering firm and determined that Texas Ecologists will have a reduced cost of closure with the addition of a slurry wall, which was completed in 2000 for approximately $1.2 million. The Company completed a study on ground water contamination and the U.S. EPA concurred that such remediation will be complete by 2002. The Company has closely monitored its closure obligations and reduced the amount to $15,253,000 in 2000 from $16,585,000 and $18,839,000 in 1999 and 1998 respectively.

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

Income Per Share. Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans and pursuant to the terms of the 1992 Stock Option Plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

                                             (000's except per share amounts)
                                                   Year Ended December 31,
                                             ---------------------------------
                                                2000        1999        1998
                                             --------     -------     --------
Income before extraordinary item              $ 4,491     $ 4,409     $   762
Net Income                                    $ 4,697     $ 4,409     $   762
      Preferred stock dividends                   398         397         417
                                              -------     -------     -------
        Net income available to
          common shareholders                 $ 4,299     $ 4,012     $   345

Weighted average shares outstanding-
    Common shares outstanding at year end      13,711      12,772
                                                                       13,585
     Effect of dilutive shares
                                              -------     -------     -------
                                                3,157       1,475          --
                                              -------     -------     -------

    Adjusted shares                            16,868      15,060      12,772

Basic earnings per share                      $   .31     $   .30     $   .03
                                              =======     =======     =======
Diluted earnings per share                    $   .26     $   .27     $   .03
                                              =======     =======     =======

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to recoverability of closure and post closure obligation costs and facility development assets, waste processing and burial costs, and deferred site maintenance. Actual results could differ from these estimates.

Major Customers. In 2000, the Company managed the disposal of hazardous waste for Tamco Steel of Rancho Cucamonga, California, for $5,500,000 or 13% of consolidated revenue. The Company does not expect this to be a reoccurring event in 2001. In 1999, no single customer accounted for 10% or more of the Company's consolidated revenue. Revenue resulting from the cost reimbursement contract with the Central Interstate Low-Level Radioactive Waste Commission was approximately $6,808,000 in 1998 or 18% of the Company's consolidated revenue that year. No other single customer accounted for 10% or more of the Company's consolidated revenue for these years.

Credit Risk Concentration. The Company maintains most of its cash with First Security Bank. Substantially all of the cash balances are uninsured and are not collateralized. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required collateral for such obligations.

Commitments. The Company has various long term lease commitments, payments on a sale lease back, a bank credit facility, customer and vendor obligations and certain state and federal regulatory commitments all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

The Company signed an agreement in January 1999 to dispose of a minimum of 60,000 cubic feet of waste material; stored at the Oak Ridge, Tennessee facility before December 31, 2001. The Company has been disposing of this waste on schedule and expects to meet this commitment.

Labor Concentrations. The Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), formerly the OCAW, represent 58 employees at two of the Companies facilities and 6 employees are represented by the United Steel Workers of America and 1 by the United States Workers of America.

In March 1998, the Company ended discussions on a new labor agreement and reached an impasse in negotiations of a new collective bargaining agreement. The Company implemented its final offer. PACE subsequently charged the Company with unfair labor practices. The National Labor Relations Board ("NLRB") hearing office ruled against the Company, which was sustained by a three member panel of the NLRB. The Company has petitioned the court to reverse this decision and moved to stay the NLRB order pending review. This matter is pending. If the Company is unsuccessful in its appeal, it may be required to retroactively apply the prior labor agreement and bargain with PACE.

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

NOTE 3.  OPERATING SEGMENTS.

The Company operates with two segments, Chemical Services and LLRW Services. The Chemical Services division provides hazardous, non-hazardous and municipal waste management services. The LLRW Services division processes, packages, and disposes of material contaminated with low-level radioactive material. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on gross profit, selling, general and administrative expense, interest expense and income, corporate allocation and after an apportioned income tax. Segment data includes intercompany transactions at cost, as well as allocation for certain corporate costs.

Summarized financial information concerning the Company's reportable segments are shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

Reported in $(000)                             CHEMICAL        LLRW      CORPORATE
2000                                           SERVICES      SERVICES     & OTHER       TOTAL
-------------------------------------------    --------      --------    ---------      ------
Revenue                                          18,975       23,725         (742)      41,958
Direct Cost                                      10,084       12,223         (475)      21,832
                                                -------      -------      -------      -------
Gross Profit                                      8,891       11,502         (267)      20,126
S,G&A                                             3,975        7,113        5,577       16,665
                                                -------      -------      -------      -------
Income (loss) from operations                     4,916        4,389       (5,844)       3,461
Investment income                                    51            1          383          435
Gain on sale of assets                               69           23           --           92
Interest expense                                    (57)        (109)        (184)        (350)
Other income                                        164          380          297          841
                                                -------      -------      -------      -------
Income before extraordinary items and taxes       5,143        4,684       (5,348)       4,479
Extraordinary item and taxes                         --           --          218          218
                                                -------      -------      -------      -------
Net Income                                        5,143        4,684       (5,130)       4,697
Total Assets                                     23,875       39,537        2,338       65,750

1999

Revenue                                          12,074       23,070         (792)      34,352
Direct Cost                                       7,482        9,740         (613)      16,609
                                                -------      -------      -------      -------
Gross Profit                                      4,592       13,330         (179)      17,743
S,G&A                                             3,218        6,191        5,353       14,762
                                                -------      -------      -------      -------
Income (loss) from operations                     1,374        7,139       (5,532)       2,981
Investment income                                    29            1          750          780
Gain on sale of assets                              895            1          (70)         826
Interest expense                                    (14)         (65)        (129)        (208)
Other income                                         76            6          143          225
                                                -------      -------      -------      -------

                                                CHEMICAL        LLRW      CORPORATE
REPORTED IN $(000)                              SERVICES      SERVICES     & OTHER      TOTAL
-------------------------------------------     --------      --------    ---------     ------
1999

Income before extraordinary items and taxes       2,360        7,082       (4,838)       4,604
Extraordinary item and taxes                         --           --         (195)        (195)
                                                 ------       ------       ------       ------
Net Income                                        2,360        7,082       (5,033)       4,409
Total Assets                                     16,162       38,866        3,431       58,459

1998

Revenue                                          16,030       22,930           --       38,960
Direct Cost                                       9,488       14,057           --       23,545
                                                 ------       ------       ------       ------
Gross Profit                                      6,542        8,873           --       15,415
S,G&A                                             6,544        6,272        2,886       15,702
                                                 ------       ------       ------       ------
Income (loss) from operations                        (2)       2,601       (2,886)        (287)
Investment income                                    29            1          588          618
Gain on sale of assets                               55           --           17           72
Interest expense                                    (11)         (58)          (3)         (72)
Other income                                        381          118          (13)         486
                                                 ------       ------       ------       ------
Income before extraordinary items and taxes         452        2,662       (2,297)         817
Extraordinary item and taxes                         --           --          (55)         (55)
                                                 ------       ------       ------       ------
Net Income                                          452        2,662       (2,352)         762
Total Assets                                     15,535       38,000        8,265       61,800

NOTE 4.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2000 and 1999 (in thousands, except per share amounts) were:

                              FIRST QUARTER        SECOND QUARTER        THIRD QUARTER          FOURTH QUARTER

                            2000        1999      2000        1999      2000        1999       2000       1999
                           ------      -----     ------      -----     ------      -----      ------     ------
Revenue                     9,319      9,179     10,485      8,907     11,796      6,007      10,358     10,259

Gross profit                4,444      4,356      4,587      4,710      5,241      2,343       5,854      6,334

Income before               1,483        125        723      1,466      1,108       (155)      1,165      3,168
extraordinary items
Net Income (loss)           1,381        119        764      1,425      1,100       (126)      1,452      2,990
                           ------     ------     ------     ------     ------     ------      ------     ------

Basic earnings (loss)         .09       .001        .05        .10        .07       (.02)        .10        .21
per share

Diluted earning (loss)        .08       .001        .04        .08        .06       (.02)        .08        .18
                           ------     ------     ------     ------     ------     ------      ------     ------

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

NOTE 5.  CASH AND INVESTMENT SECURITIES.

In 2000 and 1999, the Company has restructured its insurance policies allowing more flexibility with cash and investment securities pledged. The Company now only holds sufficient pledged securities to cover letters of credit for closed facilities and an insurance bond for a total of $235,000 and $226,000 for 2000 and 1999 respectively. The Company holds no securities for trading, and all cash is held in money market, certificate of deposit, or the business checking accounts.

Cash and investment securities at December 31, 2000, and 1999 were as follows (in thousands):

                                           Market   Unrealized
December 31, 2000               Cost       Value    Gain/(loss)
---------------------------     ----       ------   -----------
Cash and cash equivalents       $4,122     $4,122     $   --
Securities held-to-maturity
                                   235        235         --
                                ------     ------     ------
                                $4,357     $4,357     $    0
                                ======     ======     ======
December 31, 1999
---------------------------

Cash and cash equivalents       $4,452     $4,771     $  319
Securities held-to-maturity        226        226         --
                                ------     ------     ------
                                $4,678     $4,997     $  319
                                ======     ======     ======

The change in net unrealized gains on trading securities was $0, $276,000, and $(495,000) in 2000, 1999, and 1998 respectively, each of which has been included in earnings. Investments in securities held-to-maturity mature over various dates during 2001 and are reported at their amortized cost basis, which approximates fair value at December 31, 2000. Investments in securities held-to-maturity at December 31, 1999, and 1998 consisted of the following (in thousands):

                                     2000     1999
                                     ----     ----
Corporate Bonds/Commercial Paper      106     $100
Certificates of deposit                --       52
Money market accounts and other       129       74
                                     ----     ----
                                     $235     $226
                                     ====     ====

Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $235,000 and $226,000 at December 31, 2000, and 1999 respectively, have been classified as non-current assets as cash and investment securities pledged.

NOTE 6.  PROPERTY AND EQUIPMENT.

Property and equipment at December 31, 2000, and 1999, were as follows (in thousands):

                                                                 2000          1999
                                                               --------      --------
Construction in progress                                       $  1,754      $  1,754
Land                                                              1,546         1,537
Cell development costs                                           14,767        12,289
Buildings and improvements                                        6,411         5,968
Decontamination and processing equipment                            419         1,144
Vehicles and other equipment                                     16,988        16,084
                                                               --------      --------
                                                                 41,885        38,776
Less: Accumulated depletion, depreciation and amortization      (23,397)      (25,958)
                                                               --------      --------
                                                               $ 18,488      $ 12,818
                                                               ========      ========

Depreciation expense was $1,439,000, $1,433,000, and $1,958,000 for 2000, 1999,
and 1998 respectively.

The Company leases equipment under various noncancellable capital leases. The cost and accumulated depreciation are as follows at December 31, 2000:

                                                                              Accumulated
                                                               Cost          Depreciation
                                                            ----------       ------------
Capitalized Cost                                            $3,260,000         $538,000
                                                            ==========         ========

NOTE 7.  FACILITY DEVELOPMENT COSTS.

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

In the first quarter of 1997, the Company filed two lawsuits against the United States. In the first case, US Ecology is suing to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. US Ecology lost this case at the trial court level and has appealed to the Federal Circuit Court of Appeals. In the second case US Ecology sought an order (writ of mandamus) from a federal court to compel the transfer of the Ward Valley LLRW site. Both the trial court and the D.C. Circuit Court of Appeals have ruled against US Ecology in this second case and such rulings are now final. The Company also filed a lawsuit against the State of California on May 2, 2000, seeking to compel California to acquire the property to build the Ward Valley project and monetary damages in excess of $162 million. On October 24, 2000, the California trial court granted the state's motion to dismiss the case on demurrer, and the Company has appealed the trial court's decision.

All costs through July 31, 1999 related to the development of the Ward Valley facility had been capitalized, and since then have been expensed as incurred. After adjusting for the bank settlement in November 1998, and as of December 31, 2000, the Company had deferred $20,952,000 (32% of total assets) of pre-operational facility development costs of which $895,000 represents capitalized interest. These deferred costs are to be recovered during the facility's first 20 years of operation from disposal fees approved by the Department of Health Services (DHS). The approval process is to include a prudency review of pre-operational costs incurred by the Company. The Company expects all costs that it has deferred for this facility, and uncapitalized project interest costs, to be included in the rate-base. However, there can be no assurance that California will complete the land transfer, that all of these costs will be approved by the DHS, or that the facility will ever be constructed. From the beginning of 2000, the Company is no longer required to pay the $250,000 annual license fee to the state of California, Department of Health Services, pending further notice.

The Company has incurred reimbursable costs and received revenues for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. Major generators of waste within the CIC's five-state region have provided substantially all funding to develop the Butte facility. As of December 30, 2000, the Company has contributed and capitalized approximately $6,478,000 of costs (9.9% of total assets), $386,000 of which is capitalized interest toward development of the Butte facility. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to pursue a Petition for a contested case challenging the State's denial. US Ecology filed its Petition pursuant to Nebraska law on January 15, 1999.

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff to protect the Company's interest and is seeking relief. The Contested Case is stayed by a preliminary injunction issued by the presiding federal judge. The Company believes the case will go to trial in 2002. In the meantime, the major generators have only been willing to fund the minimum amounts necessary to maintain the project. Consequently, the Company's revenue from this project has declined substantially since April 1999.

The timing and outcome of the above matters are unknown. The Company continues to pursue the conveyance of the land from the federal government to California as well as its remedies in federal and state court, and, if necessary in the future, will attempt to cure alleged defects in the State of Nebraska's licensing process for the Butte, Nebraska facility. The Company believes that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, it may have an adverse effect on its financial position.

The following table shows the ending capitalized balances for facility development costs for the periods ended December 31, 2000 and December 31, 1999 (in thousands):

December 31,              Capitalized  Capitalized
2000 and 1999                Costs       Interest    Total
-------------             -----------  -----------  -------
Ward Valley, CA Project     $20,057     $   895     $20,952
Butte, Nebraska Project       6,092         386       6,478
                            -------     -------     -------
Total                       $26,149     $ 1,281     $27,430
                            =======     =======     =======

NOTE 8.  ACCRUED CLOSURE AND POST CLOSURE OBLIGATION.

Closure and post closure obligation accruals at December 31, 2000 and 1999 were as follows (in thousands):


                                                                     2000          1999
                                                                   --------      --------
Accrued costs associated with open facilities                      $  8,993      $ 10,376
Accrued costs associated with closed facilities                       6,960         6,909
                                                                   --------      --------
    Sub-total                                                        15,953        17,285
Less: current portion                                                  (700)         (700)
                                                                   --------      --------
Closure and post closure obligation, excluding current portion     $ 15,253      $ 16,585
                                                                   ========      ========

Closure and post closure obligation includes the accruals associated with obligations and liabilities of the Company's operating and closed disposal sites and for corrective actions and remediation. The Company generally provides accruals for the estimated costs of closures and post-closures monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. These estimates are made by third party engineering companies.

The Company does not bear responsibility for closure and post-closure costs for the state owned land used for waste disposal. The Company leases two such facilities at Beatty, Nevada and Richland, Washington. The State of Nevada and the State of Washington have collected money from a portion of the tipping fees on disposal for these two facilities and ultimately controls the dispensation of those funds for proper closure. The funds are maintained in segregated accounts for the future costs of closure and post-closure care and maintenance of the Richland, Washington and Beatty, Nevada facilities. The Company currently submits waste volume-based fees to these state maintained funds. Such fees are periodically negotiated with, or established by, the states and are based upon engineering cost estimates provided by the Company and approved by the state.

The Texas Natural Resources Conservation Commission (TNRCC) issued to Texas Ecologists a permit on December 15, 1999, for the El Centro Municipal Waste Landfill and then on February 9, 2000, a permit for vertically stacking hazardous and non-hazardous waste on current existing closed cells. In 2000, the Company engaged an independent engineer to assess the closure and post closure costs for these facilities, and a $105,000 reduction was made to the closure and post-closure accrual.

NOTE 9.   LONG TERM DEBT.

Long term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                              2000          1999
                                            --------      --------
    Notes payable                           $    792      $  1,847
    Credit facility loan                       4,093            --
    Capital lease obligations and other        6,984         2,503
                                            --------      --------
                                              11,869         4,350
Less: Current maturities                      (1,094)         (781)
                                            --------      --------
Long term debt                              $ 10,775      $  3,569
                                            ========      ========

Aggregate maturity of future minimum payments under notes payable and capital leases is as follows (in thousands):

      Year Ended
     December 31,
     ------------
         2001                   $ 1,094
         2002                     8,586
         2003                       805
         2004                       621
         2005                        19
                                -------
        TOTAL                   $11,869
                                =======

In December 2000 the Company repaid $1,431,000 including $131,000 of interest for two notes payable to two of the Company's shareholders and board members. These notes were issued in March 1999 with an eighteen-month term, 9% interest, and $1.3 million principal, and prohibited the Company from paying dividends on common or preferred shares. In April 1999, the Company issued a note with AFCO Finance for a one-year term for $705,000 financing an insurance premium, with an average interest rate of 9% to 10.5%.

The Company has several long-term capital leases. The value of these leases is approximately $2.5 million. These leases are at Oak Ridge, Tennessee with 10% interest, at Beatty, Nevada at 5.8% and 8.9%, Richland, Washington with 5.25% through 6.14% and at Robstown, Texas at rates between 6% and 14% interest expiring over the next 5 years.

On August 17, 2000, the Company entered into a 2-year, revolving line of credit with a local bank. The line of credit is secured by the Company's accounts receivable and is governed by a Credit Agreement. Under the terms of the Credit Agreement, borrowings cannot exceed 80% of eligible accounts receivable or $5.0 million, whichever is less. Interest on borrowings under the Credit Agreement are based on a `pricing grid,' whereby after the first 6 months, the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (LIBOR) plus an applicable spread. During the first six months of the credit facility, borrowings are Prime plus 0.75% or LIBOR plus 3.25%, at the election of the Company, subject to certain conditions. The Credit Agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio and a debt service coverage ratio. At December 31, 2000, the Company was in compliance with all applicable bank financial covenants.

At December 31, 2000, the outstanding balance on principal loan and revolving line of credit was $4,093,000, with $807,000 available with any balance due June 30, 2002. During the fourth quarter, the interest rate on borrowings ranged from 9.8% to 10.5%. The Company has continued to borrow and repay according to business demands and availability of cash. The Company anticipates that with the new acquisition of Envirosafe of Idaho that borrowings as such will continue to fluctuate and with the continued plans for growth that additional borrowing capacity will be required in the future. Subsequent to year end the Company increased the line of credit to $8.0 million. There can be no assurance that the Company can raise additional financing beyond the current $8.0 million line of credit, and if the Company is not successful it will reassess its current plans for expansion and growth.

The Company expects to refinance approximately $2.8 million of current liabilities with its long-term revolving line of credit. These liabilities have been reclassified to long-term debt as of December 31, 2000.

NOTE 10.   SALE LEASEBACK.

On August 3, 2000, the Company entered into a $2 million equipment sale and leaseback transaction. The Company sold various Company-owned equipment and rolling stock to a third party lessor. The Company received $2,000,000 in proceeds from the asset sale and entered into an operating lease for the use of the equipment beginning August 8, 2000 with monthly payments through January 8, 2006, with no security deposit. The lease allows for the early buyout of the equipment at a fixed price at the 60th month. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.

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

The Company realized a $1,098,000 gain on the sale of the equipment that will be amortized over the life of the lease. The gain will be recognized proportionate to the gross rental charged over the 66-month lease life. Proceeds from this sale of assets were used to fund expansion of the El Centro facility and other general business obligations.

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

There was a partial redemption and mandatory conversion of the remaining Series E at the conclusion of the rights offering on February 10, 1998, as a term of the Series E Designation Certificate. The Series E stock is now retired but carries 3,000,000 warrants with no assigned value and a $1.50 per share exercise price, which expire June 2008.

In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock
("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities was deducted from the proceeds. At December 31, 2000, each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 14.52 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price plus accrued dividends times 1.44 due to dilution by later securities sales.

Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Current bank credit facility covenants prohibit the payment of dividends. Accrued dividends at December 31, 2000 totaled $796,000.

On September 12, 1999, the warrants on the 8 3/8% Preferred Stock expired except for those belonging to one Series D holder. The Company extended an offer to all Series D holders that if they converted their Series D to common stock the warrants would be extended until September 13, 2002. One holder converted 5,263.2 preferred shares for 69,264 common shares and extended 64,211 warrants. Each warrant has an exercise price of $4.75. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed de minimus. The remaining Series D preferred stock outstanding is 100,001 shares.

NOTE 12.  STOCK OPTION PLANS.

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

As of December 31, 2000, the 1992 Stock Option Plan for Employees had issued 777,498 options with 522,502 remaining available and under the Stock Option Plan for Directors, 542,500 options had been issued with 107,500 available.

The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company recorded compensation cost for 2000, and none for 1999, and 1998. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 2000, 1999 and 1998 net income would have been decreased by $354,000, $316,000 and $661,000 respectively. Basic income per share would have decreased $.03, $.02 and $.05 for 2000, 1999 and 1998 respectively. Diluted income per share would have been decreased by the same amount per share as basic income per share as the common stock equivalents are anti-dilutive. The pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998:

                                                           2000          1999          1998
                                                       -----------    ----------    ----------
Expected volatility                                           116%           136%          213%
Risk-free interest rates                                      5.01%          6.3%          6.0%
Expected lives                                              3 years       3 years       3 years
Dividend yield                                                   0%            0%            0%
Weighted-average fair value of options granted
     during the year (Black-Scholes)                   $      2.23    $     1.94    $     1.14

Under option:
Options outstanding, beginning of year                   1,326,572     1,186,572       688,650
Granted                                                    135,926       147,500       607,922
Exercised                                                  (13,600)        7,500      (110,000)
Canceled                                                        --            --            --
                                                       -----------    ----------    ----------
Options outstanding, end of year                         1,448,898     1,326,572     1,186,572
                                                       ===========    ==========    ==========

Price range per share of outstanding options           $      1.00-   $     1.00    $     1.00-
                                                       $     14.75    $    14.75    $    14.75
                                                       ===========    ==========    ==========

Price range per share of options exercised             $      1.25    $     1.25    $       --
                                                       $      2.00    $     1.25    $       --
                                                       ===========    ==========    ==========

Price range per share of options canceled              $        --    $     1.25    $     8.58-
                                                       $        --    $     7.13    $     8.58-
                                                       ===========    ==========    ==========

Options exercisable at end of year                      1,448,898      1,121,872     1,124,772
                                                       ===========    ==========    ==========

Options available for future grant at end of year         630,002        852,728       461,928
                                                       ===========    ==========    ==========

NOTE 13.  EMPLOYEE'S BENEFIT PLANS.

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

The Company contributions for the 401(k) plan were $176,000, $181,000, and $119,000 for 2000, 1999 and 1998 respectively. The Company has no post-retirement or post-employment benefit plan.

NOTE 14.  INCOME TAXES.

The components of the income tax provision (benefit) were as follows (in thousands):

                                          Year Ended December 31,
                                         2000       1999      1998
                                        -----      -----     ------
Current - Federal                       $  --      $  --     $   --
        - State                           (12)       195         55
                                        -----      -----     ------
                                          (12)       195         55
                                        -----      -----     ------
Deferred - Federal                         --         --         --
                                        -----      -----     ------
                                        $ (12)     $ 195     $   55
                                        -----      -----     ------

The following reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:

                                                                   Year Ended December 31,
                                                                  2000       1999       1998
                                                                 -----      -----      -----
Income tax (benefit) - statutory rate                             34.0%      34.0%      34.0%
Valuation allowance for deferred tax assets                      (20.7)     (33.1)     (38.7)
State income tax and loss carry forward                          (11.8)       8.4       12.2
Other, net                                                        (1.3)      (5.1)       6.8
                                                                 -----       ----       ----
                                    Total effective tax rate        .2%       4.2%      14.3%
                                                                 -----       ----       ----

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                                                              DEFERRED
                                                          DECEMBER 31, 2000   PROVISION   December 31, 1999
                                                          -----------------   ---------   -----------------
DEFERRED TAX ASSETS
Environmental compliance and other site related
     costs, principally due to accruals for financial
     reporting purposes                                         $  4,405      $ (1,371)     $  5,776
Depreciation and amortization                                      3,568          (495)        4,063
State operating loss carry forward                                   952           952            --
Net operating loss carryforward                                   11,593            30        11,563
Other                                                                880            84           796
                                                                --------      --------      --------
Total gross deferred tax assets                                   21,398          (800)       22,198
                                                                                    --
Less valuation allowance                                         (19,799)          858       (20,657)
                                                                --------      --------      --------
Net deferred tax assets                                            1,599            58         1,541
                                                                                    --
DEFERRED TAX LIABILITY
Site development costs                                            (1,230)          (58)       (1,172)
Capitalized interest                                                (369)           --          (369)
                                                                --------      --------      --------
Total gross deferred tax liabilities                              (1,599)          (58)       (1,541)
                                                                --------      --------      --------
Net deferred tax assets                                         $     --      $     --      $     --
                                                                ========      ========      ========

The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carry forward of approximately $34,097,000 at December 31, 2000, begins to expire in the year 2006. Of this carry forward, $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carry forward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $1,079,000 in 2007, and $872,000 in 2008. The remaining unrestricted net operating loss carry forward expires $4,280,000 in 2010, $8,657,000 in 2011, $7,828,000 in 2012, $6,927,000 in 2018, $3,574,000 in 2019, and $454,000 in
2020. The amount of the Company's net operating loss carry forwards could be reduced if the Company is ultimately unsuccessful in pursuing the refund claim discussed below.

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999 the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce the Company's net operating loss carryforwards. On November 29, 1999 the Company protested this denial which is currently pending with the IRS. The Company has tentatively settled this claim on a basis which would allow a partial refund, retain a portion of the tentative refunds already received and retain the net operating loss carryforwards. This settlement requires the approval of the Congressional Joint Committee on Taxation.

NOTE 15.  COMMITMENTS AND CONTINGENCIES.


In the ordinary course of conducting business, the Company becomes involved in judicial and administrative proceedings involving federal, state, and local governmental authorities. There may also be actions brought by individuals or groups in connection with permitting of planned facilities, alleging violations of existing permits, or alleging damages suffered from exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of its operations.

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

LITIGATION

One of the Company's principal subsidiaries is a plaintiff in a case against the United States and in a case against the State of California seeking to protect its interest in the Ward Valley site. In the federal case, US Ecology is suing to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. US Ecology lost this case at the trial court level and has appealed to the Federal Circuit Court of Appeals. The Company was also a Plaintiff in a second case where US Ecology sought an order (writ of mandamus) to compel the federal land transfer required for construction of the state licensed facility to proceed. Both the trial court and the D.C. Circuit Court of Appeals ruled against US Ecology in this case. This decision is now final. The Company also filed a lawsuit against the State of California on May 2, 2000, seeking to compel California to acquire the property to build the Ward Valley project and monetary damages in excess of $162 million. On October 24, 2000, the California trial court granted the state's motion to dismiss the case on demurrer, and the Company has appealed the trial court's decision. If the Company is unsuccessful in this litigation and in other avenues available to it for recovery, the Company might be required to write-off a portion of its deferred site development cost. A similar situation exists in regard to the litigation relating to the Company's Butte, Nebraska site. See
Note 7 above.

Zurich American Insurance Company v. National Union Fire Insurance Company of Pittsburgh, et al incl. AEC, AEESC, AEMC and AESC; Supreme Court of State of New York, County of New York; Case No. 604662/99

In an action filed October 12, 1999, Plaintiff Zurich American Insurance Co. ("Zurich"), seeks declaratory and other relief against National Union Fire Insurance Company of Pittsburgh ("National Union"), AEC and named subsidiaries ("AEC Defendants") and Doe Insurers 1-50 ("Doe Defendants") with respect to Zurich's defense coverage in the Virgie Adams and the General Motors action. In December 2000, Zurich filed a motion with the court for leave to amend its complaint to seek recoupment of moneys paid to defend and settle the Adams case and to defend the General Motors case. The Company intends to vigorously defend this action.

General Motors Corporation v. American Ecology Environmental Services Corp., et al., Case No. 3-99CV2626-L, U.S. District Court, Northern District of Texas.

The Complaint names the Company and certain named subsidiaries as defendants in the suit. The former owner of the Winona Facility and its associated business entities settled their portion of the suit in November 2000. General Motors seeks contribution and indemnity, including reimbursement of defense costs, attorneys' fees, court costs and a settlement payment to the Adams plaintiffs, incurred by General Motors. In December 2000, the Company's insurance carrier, Zurich, notified the Company that it was disclaiming coverage for the suit and would not indemnify the Company or its subsidiaries. The Company does not believe it breached the contract or was negligent, and intends to vigorously defend the case.

Mattie Cuba, et al. v. American Ecology Environmental Services Corporation, et al., Cause No. 2000-092, 4th Judicial District Court, Rusk County, Texas.

The complaint in this legal proceeding was served on the Company and its subsidiaries, American Ecology Environmental Services Corporation, American Ecology Management Corporation and American Ecology Services Corporation on November 20, 2000. The lawsuit is a toxic tort lawsuit brought by 28 named plaintiffs against the Company and the named subsidiaries, as well as the former facility owners and potentially approximately 60 former customers of the Winona, Texas facility. The plaintiffs seek damages based generally on intentional and negligence tort claims, as well as punitive damages. The Company believes it has conducted its operations in accordance with applicable laws and regulations and that the lawsuit is without merit and intends to vigorously defend the action. The Company's current insurance carrier has agreed to pay for the defense of this matter, subject to the Company's $250,000 deductible. The Company timely filed an answer on December 27, 2000, and intends to defend the case vigorously. Discovery is in the very early stages.

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


In the Matter of American Ecology Recycle Center, Inc., RCRA Docket No.:
RCRA-4-99-0020

On July 18, 2000, In the Matter of American Ecology Recycle Center, Inc., RCRA Docket No.: RCRA-4-99-0020 was settled. The settlement did not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

NOTE 16.  SUBSEQUENT EVENT.

On February 1, 2001, the Company, by its wholly-owned subsidiary American Ecology Environmental Services Corporation, a Texas corporation, acquired Envirosafe Services of Idaho, Inc. a Delaware corporation ("ESII"), pursuant to a Stock Purchase Agreement from Envirosource Technologies Inc., a Delaware corporation and Envirosource, Inc., a Delaware corporation, and parent company of Envirosource Technologies Inc.

Under the terms of the Agreement, the Company paid One Thousand and 00/100 dollars ($1,000.00) in cash for all of the outstanding shares of ESII, a subsidiary of Envirosource Technologies Inc., subject to approximately $20.4 million in liabilities. This acquisition was accounted for as a purchase. The acquisition was approved by the respective board of directors of each company and is now complete. There was no prior relationship between the Company and Envirosource, Inc.

Pursuant to the Agreement, the Company acquired all of the authorized and issued stock of ESII, thereby obtaining ownership of all ESII assets and liabilities. The principal ESII assets are a RCRA and TSCA permitted hazardous and PCB waste treatment and disposal facility located in southwestern Idaho, a hazardous waste treatment facility operating under contract at an Illinois steel mill site, and exclusive rights to use a patented hazardous waste treatment process for steel mill electric arc furnace waste within a defined service territory in the western United States. The assets acquired totaled approximately $20.4 million as of the December 31, 2000, unaudited balance sheet date. This purchase increased the Company's asset base by approximately 25%.

ESII currently provides commercial hazardous and PCB waste treatment, storage and disposal services and intends to increase its share of the U.S. market for this business through the acquired assets and continued operation of its existing hazardous and PCB waste treatment and disposal facilities.

Balukoff, Lindstrom & Co., P.A., the independent auditors for the Company are currently conducting an audit of ESII in March 2001. The required financial statements will be prepared by management and filed in a Form 8-K on or within 60 days from February 15, 2001, the date the initial report on Form 8-K was required to be filed.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

                  1.  Financial statements and report of Balukoff, Lindstrom &
                         Co., P.A.
                           Independent Auditors' Report
                           Consolidated Balance Sheets - December 31, 2000 and
                                1999
                           Consolidated Statements of Operations for the years
                                ended December 31, 2000, 1999 and 1998
                           Consolidated Statements of Shareholders' Equity for
                                the years ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Cash Flows for the years
                                ended December 31, 2000, 1999 and 1998
                           Notes to Consolidated Financial Statements

                  2.  Financial statement schedules

                           Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

                  3.  Exhibits

Exhibit                                                                           Incorporated by Reference from
  No.                              Description                                             Registrant's
-------     --------------------------------------------------------------------  ------------------------------
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

   10.12    Amendment to Central Interstate Compact Agreement May 1, 1990         1994 Form 10-K

   10.13    Second Amendment to Central Interstate Compact Agreement dated June   1994 Form 10-K
            24, 1991

   10.14    Third Amendment to Central Interstate Compact Agreement dated July    1994 Form 10-K
            1, 1994

   10.15 Settlement agreement dated May 25, 1988, among the Illinois Form 8-K dated 6-7-88 Department of Nuclear Safety, US Ecology, Inc. and
            American Ecology Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site

   10.16    Nevada Division of Environmental Protection Permit for Hazardous      1988 Form 10-K
            Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
            Inc. dated June 24, 1988

Exhibit                                                                             Incorporated by Reference from
  No.                              Description                                               Registrant's
-------     --------------------------------------------------------------------    ------------------------------
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

   10.27    Amended and Restated American Ecology Corporation 1992 Outside          Proxy Statement dated 4-26-94
            Director Stock Option Plan  *

   10.28    American Ecology Corporation 401 (k) Savings  Plan  *                   1994 Form 10-K

   10.29    American Ecology Corporation Retirement Plan  *                         1994 Form 10-K

   10.33    Lease Agreement between American Ecology Corporation and VPM 1988-1,    Form S-4 filed 12-24-92
            Ltd. dated October 14, 1992

   10.34    Rights Agreement dated as of December 7, 1993, between American         Form 8-K dated 12-7-93
            Ecology Corporation and Chemical Shareholders Services Group,
            Inc. as Rights Agent

   10.36    Settlement Agreement dated September 24, 1993, by US Ecology, Inc.,     1993 Form 10-K
            the State of Nevada, the Nevada State Environmental Commission, and
            the Nevada Dept. of Human Resources

   10.37    Settlement Agreement dated as of January 19, 1994, by and among US      1993 Form 10-K
            Ecology, Inc., Staff of the Washington Utilities and Transportation
            Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
            General Electric Company, the Washington Public Power
            Supply System and Public Service Company of Colorado.

   10.38    Agreement dated January 28, 1994, between American Ecology              Form 8-K dated 2-3-94
            Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
            Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement
            #2, Thomas W. McNamara and Thomas W. McNamara as a trustee of
            The Jenner & Block Profit Sharing Trust No. 082.

   10.49    First Security Bank Master Equipment Lease - Sale Leaseback             3rd Qtr 2000 Form 10-Q filed 11-13-00

  10.50a    First Security Bank Credit Agreement                                    3rd Qtr 2000 Form 10-Q filed 11-13-00

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

   10.54    Acquisition of Envirosafe Services of Idaho - February 2,2001         Form 8-K

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


                                             AMERICAN ECOLOGY CORPORATION



Dated:  March 30, 2000                       By: /s/ Jack K. Lemley
                                                 -------------------------------
                                                 Jack K. Lemley
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----
/s/ Jack K. Lemley                  Chairman of the Board, Chief                March 30, 2001
---------------------------         Executive Officer and President
JACK K. LEMLEY

/s/ James R. Baumgardner            Chief Financial  Officer                    March 30, 2001
---------------------------
JAMES R. BAUMGARDNER

/s/ Robert S. Thorn                 Vice President and Treasurer                March 30, 2001
---------------------------
ROBERT S. THORN

/s/ Keith D. Bronstein              Director                                    March 30, 2001
---------------------------
KEITH D. BRONSTEIN

/s/ Rotchford L. Barker             Director                                    March 30, 2001
---------------------------
ROTCHFORD L. BARKER

/s/ Paul Bergson                    Director                                    March 30, 2001
---------------------------
PAUL BERGSON

/s/ Patricia M. Eckert              Director                                    March 30, 2001
---------------------------
PATRICIA M. ECKERT

/s/ Edward F. Heil                  Director                                    March 30, 2001
---------------------------
EDWARD F. HEIL

/s/ Dan Rostenkowski                Director                                    March 30, 2001
---------------------------
DAN ROSTENKOWSKI

/s/ Paul F. Schutt                  Director                                    March 30, 2001
---------------------------
PAUL F. SCHUTT

/s/ John J. Scoville                Director                                    March 30, 2001
---------------------------
JOHN J. SCOVILLE

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

                                             AMERICAN ECOLOGY CORPORATION


Dated:  March 30, 2000                       By:
                                                 -------------------------------
                                                 Jack K. Lemley
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

SIGNATURE                                   TITLE                                       DATE
---------------------------                 -------------------------------             --------------
                                            Chairman of the Board, Chief                March 30, 2001
---------------------------                 Executive Officer and President
JACK K. LEMLEY

                                            Chief Financial  Officer                    March 30, 2001
---------------------------
JAMES R. BAUMGARDNER

                                            Vice President and Treasurer                March 30, 2001
---------------------------
ROBERT S. THORN

                                            Director                                    March 30, 2001
---------------------------
ROTCHFORD L. BARKER

                                            Director                                    March 30, 2001
---------------------------
PAUL BERGSON

                                            Director                                    March 30, 2001
---------------------------
KEITH BRONSTEIN

                                            Director                                    March 30, 2001
---------------------------
PATRICIA M. ECKERT

                                            Director                                    March 30, 2001
---------------------------
EDWARD F. HEIL

                                            Director                                    March 30, 2001
---------------------------
DAN ROSTENKOWSKI

                                            Director                                    March 30, 2001
---------------------------
PAUL F. SCHUTT

                                            Director                                    March 30, 2001
---------------------------
JOHN J. SCOVILLE

                               INDEX TO EXHIBITS

EXHIBIT                                                                           INCORPORATED BY REFERENCE FROM
  NO.                              DESCRIPTION                                             REGISTRANT'S
-------     --------------------------------------------------------------------  ------------------------------
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

   10.12    Amendment to Central Interstate Compact Agreement May 1, 1990         1994 Form 10-K

   10.13    Second Amendment to Central Interstate Compact Agreement dated June   1994 Form 10-K
            24, 1991

   10.14    Third Amendment to Central Interstate Compact Agreement dated July    1994 Form 10-K
            1, 1994

   10.15 Settlement agreement dated May 25, 1988, among the Illinois Form 8-K dated 6-7-88 Department of Nuclear Safety, US Ecology, Inc. and
            American Ecology Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site

   10.16    Nevada Division of Environmental Protection Permit for Hazardous      1988 Form 10-K
            Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
            Inc. dated June 24, 1988

EXHIBIT                                                                             INCORPORATED BY REFERENCE FROM
  NO.                              DESCRIPTION                                               REGISTRANT'S
-------     --------------------------------------------------------------------    ------------------------------
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

   10.27    Amended and Restated American Ecology Corporation 1992 Outside          Proxy Statement dated 4-26-94
            Director Stock Option Plan  *

   10.28    American Ecology Corporation 401 (k) Savings  Plan  *                   1994 Form 10-K

   10.29    American Ecology Corporation Retirement Plan  *                         1994 Form 10-K

   10.33    Lease Agreement between American Ecology Corporation and VPM 1988-1,    Form S-4 filed 12-24-92
            Ltd. dated October 14, 1992

   10.34    Rights Agreement dated as of December 7, 1993, between American         Form 8-K dated 12-7-93
            Ecology Corporation and Chemical Shareholders Services Group,
            Inc. as Rights Agent

   10.36    Settlement Agreement dated September 24, 1993, by US Ecology, Inc.,     1993 Form 10-K
            the State of Nevada, the Nevada State Environmental Commission, and
            the Nevada Dept. of Human Resources

   10.37    Settlement Agreement dated as of January 19, 1994, by and among US      1993 Form 10-K
            Ecology, Inc., Staff of the Washington Utilities and Transportation
            Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
            General Electric Company, the Washington Public Power
            Supply System and Public Service Company of Colorado.

   10.38    Agreement dated January 28, 1994, between American Ecology              Form 8-K dated 2-3-94
            Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
            Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement
            #2, Thomas W. McNamara and Thomas W. McNamara as a trustee of
            The Jenner & Block Profit Sharing Trust No. 082.

   10.49    First Security Bank Master Equipment Lease - Sale Leaseback             3rd Qtr 2000 Form 10-Q filed 11-13-00

  10.50a    First Security Bank Credit Agreement                                    3rd Qtr 2000 Form 10-Q filed 11-13-00

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


*Management contract or compensatory plan.