Form 10-Q
period 2001-03-31
AMERICAN ECOLOGY CORP
filed 2001-05-15
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


        For the transition period from _______________ to _______________


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

                                YES [X]  NO [ ]

At May 13, 2001, Registrant had outstanding 13,755,269 shares of its Common
Stock.

DIRECTORS

Jack K. Lemley
Chairman of the Board
American Ecology Corporation

Rotchford L. Barker
Independent Businessman

Paul C. Bergson
Principal
Bergson & Company

Keith D. Bronstein
President
Tradelink, LLC

Patricia M. Eckert
Principal
Patricia M. Eckert &Associates

Edward F. Heil
Chairman of the Board
American Environmental Construction Company

Dan Rostenkowski
President DanRoss &Associates, Inc.

Paul F. Schutt
Chief Executive Officer
Nuclear Fuel Services, Inc.

John J. Scoville
President
J.J. Scoville &Associates Inc.


CORPORATE OFFICE

American Ecology Corporation
805 W. Idaho, Suite 200
Boise, Idaho 83702
(208) 331-8400
(208) 331-7900 (fax)
www.americanecology.com


COMMON STOCK

American Ecology Corporation's common stock trades on the NASDAQ Stock Market under the symbol ECOL.


OFFICERS

Jack K. Lemley
Chairman, Chief Executive Officer and President

James R. Baumgardner
Senior Vice President and Chief Financial Officer

L. Gary Davis
Vice President and Controller

Zaki K. Naser
Executive Vice President and Operations Manager

Stephen A. Romano
Vice President

Robert S. Thorn
Vice President and Treasurer

Robert M. Trimble
General Counsel and Secretary

Barbara Trenary
Vice President


FINANCIAL REPORTS

A copy of American Ecology Corporation Financial Reports, filed with the Securities and Exchange Commission, may be obtained by writing to:

805 W. Idaho, Suite 200
Boise, Idaho 83702
or at www.americanecology.com


TRANSFER AGENT

Mellon Investor Services LLC
Overpeck Centre
85 Challenger Road
Ridgefield Park, New Jersey 07660
(201) 296-4000 www.mellon-investor.com


AUDITOR

BALUKOFF, LINDSTROM & CO., P.A.
877 WEST MAIN STREET, SUITE 805
Boise, Idaho 83702
208-344-7150

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 2001


TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements                                            PAGE

         Consolidated Balance Sheet                                                     4
           (Unaudited)

         Consolidated Statements of Operations                                          5
           (Unaudited)

         Consolidated Statements of Cash Flows                                          6
           (Unaudited)

         Consolidated Statements of Shareholder's Equity                                7
           (Unaudited)

         Notes to Consolidated Financial Statements                                     8


Item 2.  Management's Discussion and Analysis of Financial Condition of Operations     16


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                             21

Item 2.  Changes in Securities                                                         22

Item 3.  Defaults upon Senior Securities                                               22

Item 4.  Submission of Matters to a Vote of Security Holders                           22

Item 5.  Other Information                                                             22

Item 6.  Exhibits and Reports on Form 8-K                                             22-24

         Signatures                                                                    26

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                           March 31,    December 31,
                                                                               2001            2000
                                                                           --------        --------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $  3,059        $  4,122
   Receivables, net of allowance for doubtful
    accounts of $1,184 and $568 respectively                                 11,979           9,839
   Income taxes receivable                                                      740             740
   Prepayments and other                                                      2,073           1,316
                                                                           --------        --------
      Total current assets                                                   17,851          16,017

Cash and investment securities, pledged                                         237             235
Property and equipment, net                                                  30,943          18,488
Facility  development costs                                                  27,430          27,430
Intangible assets relating to acquired businesses, net                          360             366
Other assets                                                                  6,359           3,214
                                                                           --------        --------
      Total Assets                                                         $ 83,180        $ 65,750
                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current portion of long term debt                                       $  1,241        $  1,094
   Accounts payable                                                           1,940           2,680
   Accrued liabilities                                                        8,086           9,149
   Accrued closure and post closure obligation, current portion                 700             700
   Income taxes payable                                                         110             115
                                                                           --------        --------
      Total current liabilities                                              12,077          13,738

Long term debt                                                               18,312          10,775
Accrued closure and post closure obligation, excluding current portion       25,390          15,253
Commitments and contingencies
Shareholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                   --              --
   Series D cumulative convertible preferred stock, $.01 par value,
      100,001 authorized, 5,263 shares converted and retired                      1               1
   Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired                   --              --
   Common stock, $.01 par value, 50,000,000 authorized, 13,755,282
      and 13,704,050 shares issued and outstanding, respectively                139             137
   Additional paid-in capital                                                54,640          54,610
   Retained earnings (deficit)                                              (27,379)        (28,764)
                                                                           --------        --------
      Total shareholders' equity                                             27,401          25,984
                                                                           --------        --------

Total Liabilities and Shareholders' Equity                                 $ 83,180        $ 65,750
                                                                           ========        ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ in 000's except per share amounts)


                                                   Three Months Ended
                                                       March 31,
                                                   2001          2000
                                                 --------      --------
Revenue                                          $ 12,866      $  9,319
Direct Operating Costs                              6,733         4,875
                                                 --------      --------

Gross profit                                        6,133         4,444
Selling, general and administrative expenses        4,803         3,263
                                                 --------      --------

Income from operations                              1,330         1,181
Investment income                                     174           177
Gain on sale of assets                                 46             1
Interest expense                                     (258)          (60)
Other income                                          236           184
                                                 --------      --------

Net income before income taxes                      1,528         1,483
Provision for income taxes                             46           101
                                                 --------      --------

Net income                                          1,482         1,382
Preferred stock dividends                              97           100
                                                 --------      --------

Net income available to common
   shareholders                                  $  1,385      $  1,282
                                                 ========      ========

Basic earnings per share                         $    .10      $    .09
                                                 ========      ========

Diluted earnings per share                       $    .08      $    .08
                                                 ========      ========

Dividends paid per common share                        --            --
                                                 ========      ========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  2001          2000
                                                                --------      --------
Cash flows from operating activities:
   Net income                                                   $  1,482      $  1,382
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                 1,256           626
     Income taxes payable                                             41            63
   Changes in assets and liabilities:
     Receivables                                                  (2,140)          727
     Investment securities classified as trading                      (2)           (3)
     Other assets                                                 (2,295)          960
     Accounts payable and accrued liabilities                     (1,849)       (2,625)
     Facility development                                            105          (106)
                                                                --------      --------
        Total adjustments                                         (4,884)         (358)
                                                                --------      --------

Net cash provided by (used in) operating activities               (3,402)        1,023
                                                                --------      --------

Cash flows from investing activities:
   Capital expenditures                                           (1,192)       (1,696)
   Transfers from cash & investment securities pledged                --          (250)
   Purchase of subsidiary                                              1            --
                                                                --------      --------
Net cash used in investing activities                             (1,191)       (1,946)

Cash flows from financing activities:
   Proceeds from issuances of indebtedness                         3,000            --
   Repayments of indebtedness                                        499            18
                                                                --------      --------
   Payment of cash dividends                                          --            --
   Stock options exercised                                            31            --
                                                                --------      --------
Net cash provided by (used in) financing activities                3,530            18

Decrease in cash and cash equivalents                             (1,063)         (905)
Cash and cash equivalents at beginning of period                   4,122         4,771
                                                                --------      --------
Cash and cash equivalents at end of period                      $  3,059      $  3,866
                                                                ========      ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest, net of amounts capitalized                      $    258      $     60
      Acquisition of subsidiary in exchange for liabilities       20,400            --
      Income taxes                                                    46           114
      Acquisitions of equipment with capital leases                  743            40


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ in 000's)

                                                       ADDITIONAL    RETAINED
                                 REFERRED    COMMON     PAID-IN      EARNINGS
                                  STOCK       STOCK     CAPITAL      (DEFICIT)
Balance, December 31, 2000        $   1      $  137     $54,610      $(28,764)

Net Income                           --          --          --         1,482
Common stock issuance                --           2          30            --
Dividends of preferred stock         --          --          --           (97)
Preferred stock-retired              --          --          --            --
Paid in capital-warrants             --          --          --            --
                                  -----      ------     -------      --------
Balance, March 31, 2001           $   1      $  139     $54,640      $(27,379)
                                  =====      ======     =======      ========



The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited financial statements. Certain information and footnote disclosures have been condensed or omitted pursuant to Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. ACQUISITION.

On February 1, 2001, the Company acquired Envirosafe Services of Idaho, Inc. a Delaware corporation ("ESII"), pursuant to a Stock Purchase Agreement ("the Agreement") from Envirosource Technologies Inc., a Delaware corporation and parent corporation Envirosource, Inc., also a Delaware corporation.

The Company paid one thousand dollars in cash for all of the outstanding shares of ESII, subject to approximately $34.9 million in liabilities which was reduced to $20.7 million when offset by $14.2 million of intercompany charges. The intercompany accounts were eliminated after the acquisition using the purchase method of accounting. This information was filed with the Securities and Exchange Commission on Form 8-K on April 16, 2001. This purchase would have increased the Company's asset base by approximately 25% from $65,750,000 to $87,163,000 at December 31, 2000, the date of the auditors report on this acquisition.

Pursuant to the Agreement, the Company acquired all of the authorized and issued stock of ESII, thereby obtaining ownership of all ESII assets and liabilities. The principal assets are a permitted hazardous and PCB waste treatment, storage and disposal facility and nearby railcar unloading facility in southwestern Idaho, a hazardous waste treatment facility operating under contract at an Illinois steel mill site, and exclusive rights to use a patented hazardous waste treatment process for steel mill electric arc furnace waste within a defined service territory in the western United States. ESII also has entered into contracts, including a renewable five-year contract with the U.S. Army Corps of Engineers to dispose of wastes generated under the federal Formerly Utilized Site Remedial Action Program ("FUSRAP").

On May 1, 2001, ESII's name was changed to US Ecology Idaho, Inc ("USEI"). The newly acquired subsidiary intends to increase its business through continued marketing of the hazardous and PCB waste treatment, storage and disposal services at the facilities noted above.

NOTE 3. LONG-TERM DEBT.

Long-term debt at March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                    MARCH 31, 2001      December 31, 2000
                                    --------------      -----------------
Notes payable capital leases              $  1,349               $    792
Credit facility loan                         3,000                  4,093
Industrial Revenue Bond                      8,500                     --
Other long term obligations                  6,704                  6,984
                                          --------               --------
                                            19,553                 11,869
Current maturities                          (1,241)                (1,094)
                                          --------               --------
Long term debt                            $ 18,312               $ 10,775
                                          ========               ========

The Company has several long-term capital leases. The carrying amount of these leases is approximately $1.3 million. These leases are for assets acquired at Oak Ridge, Tennessee with 10% interest, at Beatty, Nevada at 5.8% and 8.9%, Richland, Washington with 5.25% through 6.14% and at Robstown, Texas at rates between 6% and 14% interest expiring over the next 5 years.

On August 17, 2000, the Company entered into a 2-year revolving line of credit with a local bank. The line of credit is secured by the Company's accounts receivable and is governed by a Credit Agreement. Under the terms of the Credit Agreement, borrowings on the line of credit cannot exceed 80% of eligible accounts receivable or $5.0 million, whichever is less. On February 1, 2001, the Credit Agreement was modified to increase the line of credit to $8.0 million, change certain financial covenants to reflect the acquisition of ESII, and modify the pricing. Interest on borrowings under the Credit Agreement are based on a `pricing grid,' whereby after the first 6 months, the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate ("LIBOR") plus an applicable spread. During the first six months of the credit facility, borrowings are Prime plus 0.75% or LIBOR plus 3.25%, at the election of the Company, subject to certain conditions. As part of the February 1, 2001 Amendment, this initial pricing was extended for another six months. The Credit Agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio, and a debt service coverage ratio. At March 31, 2001, the Company was in compliance with all applicable bank financial covenants.

At March 31, 2001, the outstanding balance on the revolving line of credit was $3,000,000, with $4,509,000 available. The balance is due August 30, 2002. During the first quarter of 2001, the interest rate on borrowings ranged from 9.8% to 10.5%. The Company has continued to borrow and repay according to business demands and availability of cash. The Company anticipates that with the new acquisition of US Ecology Idaho, Inc., that borrowings will continue to fluctuate and with the continued plans for growth that additional borrowing capacity will be required in the future. There can be no assurance that the Company can raise additional financing beyond the $8.0 million line of credit, and if the Company is not successful it will reassess its current plans for expansion and growth.

When the Company acquired Envirosafe Services of Idaho, Inc. it assumed an $8.5 million Industrial Revenue Bond, and a $15 million surety bond held by the State of Idaho, secured by $2.5 million in cash collateral, for closure and post closure obligations. The Company has since replaced the surety bond with an insurance policy. This freed up the $2.5 million plus $147 thousand in interest in cash collateral for use by the Company. This insurance policy was accepted by the regulatory agencies and is consistent, in form and substance, with closure and post closure insurance policies the Company maintains for its other facilities. The industrial revenue bond was initially used to make capital additions and improvements to the site facility. The 8-1/4% bond interest payments are approximately $58,000 a month and the bond is due November 2002.

On March 1, 2001, the Company completed the payments on its notes payable obligation to AFCO Finance for a one-year term for $705,000 financing an insurance premium, with interest rates that ranged from 9% to 10.5%. On April 4, 2001, the Company entered into a new long-term financing agreement with AFCO Finance to finance the 2001-2002 insurance premiums The loan was for $1,113,930 with an annual interest rate of 5.59%, with the final payment due February 2002. The Company has consistently financed its insurance premiums through AFCO Finance in the ordinary course of business.

The Company has several other long-term obligations that mature at different times. The Company will rebate $2,807,000 in the second quarter of 2001 to generators who disposed of waste at the Richland, Washington facility in accordance with the established rate process. This $2,807,000 is payable in the second quarter of 2001, but has been reclassified to long term debt because the Company intends to refinance it with the long term revolver. The accrued dividend payable on the Series D preferred stock totals $893,000. The Company maintains a long term commitment reserve for aged waste at the Oak Ridge, Tennessee facility for $750,000, a long term payable to Boston Edison for $270,000 and lease payments for $1,984,000. The total of these other long-term obligations is $6,704,000.

NOTE 4. ACCRUED CLOSURE AND POST CLOSURE OBLIGATION.

Closure and post closure obligation accruals at March 31, 2001 and December 31, 2000 were as follows (in thousands):


                                                          2001            2000
                                                        --------        --------
Accrued costs associated with open facilities           $ 19,223        $  8,993
Accrued costs associated with closed facilities            6,867           6,960
                                                        --------        --------
    Sub-total                                             26,090          15,953
Less: current portion                                       (700)           (700)
                                                        --------        --------
Closure and post closure obligation, excluding
  current portion                                       $ 25,390        $ 15,253
                                                        ========        ========

At the time the Company acquired Envirosafe Services of Idaho, Inc. it assumed responsibility for closure and post closure obligations for the facilities in Grand View and Bruneau, Idaho and Sterling, Illinois. The total of this accrued closure and post closure obligation is approximately $10 million.

These closure and post closure obligation includes the accruals associated with obligations and liabilities of the Company's operating and closed disposal sites and for corrective actions and remediation if applicable. The Company generally provides accruals for the estimated costs of closure and post closure monitoring and maintenance as permitted airspace of such sites is consumed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. These estimates are made by the Company and typically confirmed by third party engineering companies.

The Company does not bear direct responsibility for closure and post closure costs for the government owned land used for waste disposal. The Company leases two disposal facilities at Beatty, Nevada and Richland, Washington. The State of Nevada and the State of Washington have collected money from a portion of the tipping fees on disposal for these two facilities and ultimately control the dispensation of those funds. The funds are maintained in segregated accounts for the future costs of closure and post closure care and maintenance of these facilities. The Company currently submits waste volume-based fees to the applicable state maintained funds. Such fees are established by the states.

NOTE 5. EARNINGS PER SHARE.

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long term incentive, stock option and stock purchase plans and pursuant to the terms of the 1992 Stock Option Plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. The following table shows the weighted average number of common shares outstanding and dilutive potential effect of options, warrants, and convertible preferred shares outstanding for the three months ending:

                                                (000's except per share amounts)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001            2000
                                                    --------        --------
Net Income                                          $  1,482        $  1,382
    Preferred stock dividends                             97             100
                                                    --------        --------
      Net income available to
        common shareholders                         $  1,385        $  1,282

Weighted average shares outstanding-
    Common shares outstanding at quarter end          13,746          13,704
    Effect of dilutive shares                          3,483           1,930
                                                    --------        --------

    Adjusted shares                                   17,230          15,634

Basic earnings per share                            $    .10        $    .09
                                                    ========        ========
Diluted earnings per share                          $    .08        $    .08
                                                    ========        ========


NOTE 6. FACILITY DEVELOPMENT COSTS.

The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and has been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

The State of California, where the Ward Valley Site is located, has not obtained the project property from the U.S. Department of the Interior. For the Company to realize its investment, the federal government must transfer the land to the State of California, or the Company must recover monetary damages from the federal government, the State of California or both.

In the first quarter of 1997, the Company filed two lawsuits against the United States. In the first case, US Ecology sued to recover approximately $73.1 million of Ward Valley site development costs as well as lost profits and lost opportunity costs. US Ecology lost this case at the trial court level and appealed to the Federal Circuit Court of Appeals. On March 30, 2001 the Federal Circuit affirmed the dismissal. The Company is evaluating whether it will request a re-hearing by the Federal Circuit or petition the Supreme Court for reversal of this decision. In the second case US Ecology sought an order (writ of mandamus) from a federal court to compel the transfer of the Ward Valley LLRW site. Both the trial court and the D.C. Circuit Court of Appeals ruled against US Ecology in this second case and such rulings are now final. The Company also filed a lawsuit against the State of California in Superior Court for the County of San Diego on May 2, 2000, seeking to compel California to acquire the property to build the Ward Valley project and pay monetary damages in excess of $162 million. On October 24, 2000, the California trial court granted the state's motion to dismiss the case on demurrer. The Company has appealed the trial court's decision.

All costs through July 31, 1999, related to the development of the Ward Valley facility had been capitalized, and since then have been expensed as incurred. After adjusting for the bank settlement in November 1998, and as of March 31, 2001, the Company had deferred $20,952,000 (25% of total assets) of pre-operational facility development costs of which $895,000 represents capitalized interest. These deferred costs are to be recovered during the facility's first 20 years of operation from disposal fees approved by the California Department of Health Services (DHS). The approval process includes a prudency review of pre-operational costs incurred by the Company. While the Company's 1993 license to construct and operate the Ward Valley facility remains valid, there can be no assurance that California will complete the land transfer, that all of these costs will be approved by the DHS, or that the facility will ever be constructed. Beginning in 2000, the Company is no longer required to pay the $250,000 annual license fee to the Department of Health Services pending further notice by the state.

The Company has incurred reimbursable costs and received revenues for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. Major generators of waste within the CIC's five-state region have provided substantially all funding to develop the Butte facility. As of March 31, 2001, the Company has contributed and capitalized approximately $6,478,000 of costs (7.7% of total assets), $386,000 of which is capitalized interest toward development of the Butte facility. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to pursue a petition for a contested case challenging the State's denial. US Ecology filed its petition pursuant to Nebraska law in January 1999.

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff and is seeking relief. The contested case is stayed by a preliminary injunction issued by the presiding federal judge. The court has issued a scheduling order setting trial for June 2002.

The timing and outcome of the above matters are unknown. The Company continues to pursue the conveyance of the land from the federal government to California in court, and will continue its participation in litigation to protect its interest in the proposed Butte, Nebraska facility. The Company believes that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operations of either facility do not commence or the Company is unable to recoup its investments through legal recourse, it may have an adverse effect on the Company's financial position.

The following table shows the ending capitalized balances for facility development costs for the periods ended March 31, 2001 and December 31, 2000 (in thousands):

                                     Capitalized    Capitalized
                                        Costs         Interest       Total
                                        -----         --------       -----
         Ward Valley, CA Project       $20,057         $  895       $20,952
         Butte, Nebraska Project         6,092            386         6,478
                                       -------         ------       -------
         Total                         $26,149         $1,281       $27,430
                                       =======         ======       =======


NOTE 7. INCOME TAXES.

The Company had an effective federal tax rate of 0% on March 31, 2001 and December 31, 2000 respectively. The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $34,097,000 at March 31, 2001, begins to expire in the year 2006. Of this carryforward, $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code
Section 382. The portion of the carryforward limited under Internal Revenue Code
Section 382 expires $793,000 in 2006, $1,079,000 in 2007, and $872,000 in 2008.
The remaining unrestricted net operating loss carryforward expires in the amount of $4,280,000 in 2010, $8,657,000 in 2011, $7,828,000 in 2012, $6,927,000 in
2018, $3,574,000 in 2019, and $454,000 in 2020. The amount of the Company's net operating loss carryforwards could be reduced if the Company is ultimately unsuccessful in pursuing a pending refund claim.

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce the Company's net operating loss carryforwards. On November 29, 1999, the Company protested this denial which is currently pending with the IRS.

The Company tentatively settled this claim on a basis which would allow a partial refund, retain a portion of the tentative refunds already received and retain the net operating loss carryforwards. This settlement required the approval of the Congressional Joint Committee on Taxation. The Joint Committee refused to process this tentative settlement pending a decision, which is likely in 2001, by the United States Supreme Court in a case which would resolve the refund portion of this claim in favor of either the Company or the IRS. Once the Supreme Court acts, the Company expects the portion of this claim dealing with carryforwards to be processed for approval by the Joint Committee.

NOTE 8. ENVIRONMENTAL LIABILITIES.

Environmental Matters

The Company maintains reserves and insurance policies for costs associated with future closure and post closure obligations for both current and formerly operated disposal facilities based on professional engineering studies and analysis of regulatory requirements performed at least annually. Costs accounted for may include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring, and or remediation and other monitoring or routine maintenance costs required after a disposal site stops accepting waste. The total estimated final closure and post closure cost must be fully accrued for each landfill at the time a site discontinues accepting waste. The Company believes its reserves are adequate.

The Company estimates that the aggregate final closure and post closure costs for all insured facilities owned or operated was approximately $25,390,000 as of March 31, 2001. The Company has remaining a three year prepaid insurance policy for these facilities, and has also set aside investment securities to pay certain deductible limits.

Management believes that disposition of these environmental matters in the ordinary course of business will not have a material, adverse effect on the financial condition of the Company. Operation of disposal facilities creates operational, monitoring, site maintenance, closure and post closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of such costs, regulations, statutes, or other future events affecting its facilities.

Financial Assurance and Site Maintenance

When disposal facilities reach capacity or upon lease or license termination, they must be closed and then maintained for a prescribed period. In the case of hazardous waste facilities, federal regulation requires that operators demonstrate financial capability to close on an immediate, unscheduled (worst-case) basis. The estimated costs of such a closure are set forth in the operator's closure/post closure plan required by the Resource Conservation and Recovery Act.

The Company has provided letters of credit, trust funds and certificates of insurance, as financial assurance to meet closure and post closure obligations at it hazardous waste facilities. Cash and investment securities totaling $237,000 at March 31, 2001 and $235,000 at December 31, 2000 have been pledged as collateral for these obligations. Management believes that $237,000 is an adequate reserve combined with the letters of credit, certificates of insurance, and corporate guarantees maintained as financial assurance.


NOTE 9. OPERATING SEGMENTS.

The Company operates two primary business segments, Chemical Services and LLRW Services. The Chemical Services division provides toxic substance, hazardous, non-hazardous and municipal waste management services. The LLRW

Services division processes, packages, and disposes of material contaminated with low-level radioactivity. The Company evaluates the performance of its operating segments based on gross profit, selling, general and administrative expense, interest expense and income, corporate allocation and after an apportioned income tax. Segment data includes intercompany transactions at cost, as well as allocation for certain corporate costs.

Summarized financial information concerning the Company's reportable segments are shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

                                 CHEMICAL       LLRW       CORPORATE
                                 SERVICES     SERVICES      & OTHER      TOTAL
--------------------------------------------------------------------------------
MARCH 31, 2001
--------------------------------------------------------------------------------
Revenue                          $  8,413     $  4,582      $  (129)    $ 12,866
Direct Cost                         4,097        2,693          (57)       6,733
                                 -----------------------------------------------
Gross Profit                        4,316        1,889          (72)       6,133
S,G&A                               1,865        1,654        1,284        4,803
                                 -----------------------------------------------
Income (loss) from operations       2,451          235       (1,356)       1,330
Investment income                     158            1           15          174
Gain on sale of assets                 33           13           --           46
Interest expense                     (204)         (29)         (25)        (258)
Other income                         (658)        (627)       1,521          236
                                 -----------------------------------------------
Net income before taxes          $  1,780     $   (407)     $   155     $  1,528
Total Assets                     $ 46,075     $ 36,074      $ 1,031     $ 83,180

--------------------------------------------------------------------------------
MARCH 31, 2000
--------------------------------------------------------------------------------
Revenue                          $  3,724     $  5,768      $  (173)    $  9,319
Direct Cost                         2,220        2,777         (122)       4,875
                                 -----------------------------------------------
Gross Profit                        1,504        2,991          (51)       4,444
S,G&A                                 734        1,568          961        3,263
                                 -----------------------------------------------
Income (loss) from operations         770        1,423       (1,012)       1,181
Investment income                      10           --           34           44
Gain on sale of assets                  1           --           --            1
Interest expense                        3           23           34           60
Other income                         (373)        (661)       1,231          197
                                 -----------------------------------------------
Net income before taxes          $    411     $    785      $   286     $  1,483
Total Assets                     $ 14,755     $ 37,175      $ 5,867     $ 57,797

In the first quarter of 2001 the Company acquired Envirosafe Services of Idaho, Inc. and on May 1, 2001 renamed it US Ecology Idaho, Inc. The new subsidiary's permits are similar to those governing operation of the Robstown, Texas and Beatty, Nevada facilities. However, US Ecology Idaho principally services a different market segment than the Company's Robstown or Beatty facilities. Please refer to Item 2. Management Discussion and Analysis for the performance of the two segments with and without this recently acquired business.


NOTE 10. COMMITMENTS AND CONTINGENCIES.

The Company becomes involved in judicial and administrative proceedings involving federal, state, and local governmental authorities in the ordinary course of business. Actions may also be brought by individuals or groups of individuals in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of operations.

Insurance:

The Company carries a broad range of insurance coverage, which management considers prudent to protect the Company's assets and operations. Some of this insurance coverage is subject to a varying degree of risk retention by the Company.

Casualty coverage currently includes $1,000,000 primary commercial general liability with a $2,000,000 aggregate and $1,000,000 primary automobile liability. The Company maintains workers' compensation insurance in accordance with laws of the various states in which it is an employer. This coverage is supported by $35,000,000 in umbrella insurance protection. A property policy provides insurance coverage for real and personal property.

The Company also maintains an environmental impairment liability ("EIL") insurance policy for certain of its non-radioactive landfills, transfer stations, and recycling facilities. This provides coverage for property damage and/or bodily injury to third parties caused by potential off-site pollution emanating from such landfills, transfer stations, or recycling facilities. This policy provides $20,000,000 of coverage per loss with a $20,000,000 aggregate limit.

Professional environmental consultants liability insurance is carried to cover damages the Company is legally obligated to pay because of an act, error or omission in professional services, or a loss resulting in environmental impairment away from an owned site. This policy is subject to a $10,000,000 per occurrence limit with a $10,000,000 aggregate.

Nuclear liability insurance is carried to cover bodily injury and property damage claims to third parties caused by the nuclear energy related hazards for which the Company is legally obligated.

Certain of the Company's waste disposal and processing facilities are covered for closure and post closure costs through a direct risk transfer insurance policy. Other sites are covered through funds required by various states.

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection with such matters. At this time, management believes that its reserves and insurance are adequate.

There have been no significant changes in commitments and contingencies other than that included in Part II, Item I. of this report, Legal Proceedings.


NOTE 11. PREFERRED STOCK.

In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") in a private offering to four of its directors for $3,000,000 in cash. The Series E stock is now retired but carries 3,000,000 warrants with no assigned value and a $1.50 per share exercise price, which expire June 2008.

In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 shares of 8 3/8% Preferred Stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities was deducted from the proceeds. At March 31, 2001, each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 14.78 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price plus accrued dividends times 1.44 due to dilution by later securities sales.

Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Current bank credit facility covenants prohibit the payment of dividends. Accrued dividends at March 31, 2001 totaled $894,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Actual results could differ materially from the Company's historical results of operations and those discussed in these forward-looking comments. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Notes 2, 4, 6, 7, and 8 to the Consolidated Financial Statements herein, Part II, Item 1. Legal Proceedings and the discussion below. Certain factors that may influence actual operations in the future are discussed in the Company's Form 10-K for the year ended December 31, 2000 in Part I, Item
1. Business. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements.


INTRODUCTION

Incorporated in 1952 American Ecology Corporation and its predecessors have operated commercial radioactive and chemical waste disposal and treatment facilities nationwide longer than any other company in the U.S. The Company mainly derives its revenues from fees charged for processing and disposal of hazardous, non-hazardous, naturally occurring and low-level radioactive waste. Revenues are also derived from rebuilding electric motors and other large components from nuclear power plants, brokering wastes to other service providers, and environmental remediation work.

Disposal fees assessed to customers of the Company's operating facilities may include state and local fees, and are generally based on the volume or weight of waste deposited. The Company may assess fees and incur costs to process waste (e.g. compaction or decontamination), stabilize waste (e.g. mixing with concrete), or transport waste. Some of these costs create inter-company charges and revenue, all of which have been eliminated in the consolidated financial statements.

Operating expenses include direct and indirect costs for labor, maintenance and repairs, subcontracted costs and equipment, insurance, taxes and accruals for burial fees and other costs. The Company has properly accounted for fees assessed by regulatory authorities for the issuance of permits and licenses.

Selling, general & administrative costs include management salaries, sales and marketing efforts, clerical and administrative costs, legal fees, office rentals, corporate insurance, and other administrative costs for general corporate overhead.

Revenue for the three months ended March 31, 2001, reached $12,866,000 or 38% higher than during the same period in 2000. This growth in revenue was primarily the result of the Company acquiring Envirosafe Services of Idaho, Inc. on February 1, 2001. This acquisition, described in Note 2 to the financial statements herein, was renamed US Ecology, Idaho, Inc. ("USEI") on May 1, 2001. USEI currently provides waste treatment, storage and disposal services for commercial hazardous and PCB waste. USEI also treats and disposes certain hazardous wastes and naturally occurring radioactive materials ("NORM") generated through federal government remediation efforts. The Company intends to increase its share of the U.S. market for this business through the acquired assets and continued operation of its existing waste treatment and disposal facilities. The USEI permits and licenses are similar to the Robstown, Texas and Beatty, Nevada facilities and USEI operates within the Chemical Services Division. However, USEI principally services a different market segment than the Company's Robstown or Beatty facilities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The following table sets forth items in the Statements of Operations for the periods ended March 31, 2001 and March 31, 2000, as a percentage of revenue:

                                                  Percentage of Revenue for
                                                          March 31,
                                                          ---------
                                                      2001          2000
                                                     ------        ------
Revenue                                               100.0%        100.0%
Direct operating costs                                 52.3          52.3
                                                     ------        ------

Gross profit                                           47.7          47.7
Selling, general and administrative expenses           37.3          35.0

Income from operations                                 10.4          12.7
Other income (expense), net                             1.5           3.2
                                                     ------        ------

Income before income taxes                             11.9          15.9
Income tax expense                                       .4           1.1
Preferred stock dividends                                .8           1.1
                                                     ------        ------
Net income to common shareholders                      10.8%         13.8%
                                                     ======        ======

CONDENSED STATEMENT OF OPERATIONS

The following table shows the condensed statements of operations at March 31, 2001 with and without the newly acquired USEI, compared to the baseline operations for the period ending March 31, 2000.


REVENUE

Revenue for the first quarter of 2001 reached $12,866,000, a 38% increase over the $9,319,000 posted for the first quarter of 2000.


Reported in         MARCH 31, 2001       MARCH 31, 2001        March 31, 2000
$000                  WITH USEI           WITHOUT USEI
                  CHEMICAL     LLRW     CHEMICAL     LLRW     Chemical    LLRW
                  --------     ----     --------     ----     --------    ----
Revenue            $8,413     $4,582     $5,015     $4,582     $3,724    $5,768

This growth in revenue primarily came from the Chemical Services operations with the newly acquired USEI. The baseline business of Chemical Services without USEI, increased revenue by 35% or 126% with USEI in the quarter ending March 30, 2001 compared to the same period of 2000. Revenue growth in core Chemical Services (excluding USEI) principally resulted from strong operations at the Company's Texas hazardous and solid waste facilities. The Texas hazardous waste facility posted its strongest quarter in over 5 years, as two large clean up jobs were processed for disposal. The Company's El Centro municipal solid waste landfill also saw revenue growth as it continued to gain an increasing share of the regional market for solid waste.

The LLRW Services revenue for the first quarter declined by 20.5% compared to the same period one year ago. The period to period decrease in LLRW Services revenue was the result of continued emphasis at the Oak Ridge, Tennessee facility on processing and off-site shipment of accumulated aged waste. The Oak Ridge facility's consolidated revenue declined 36% from $3,360,000 to $2,152,000 for the first quarter ending March 31, 2001 compared to the same period one year ago. The Company has allocated resources to remove all the aged waste by the close of the second quarter of 2001, although no assurance can be made regarding this objective. The identification, handling, processing and disposal of this Aged Waste has had an ongoing, negative impact on the financial performance of the Oak Ridge facility. The direct and opportunity cost of eliminating the aged waste will have a negative impact on the Company's financial performance in the second quarter of 2001.


DIRECT OPERATING COSTS

The Company's consolidated direct operating costs for the quarter ending March 31, 2001, totaled $6,733,000 compared to $4,875,000 at March 31, 2000. Direct operating costs increased $1,858,000 of which $1,475,000 was for the newly acquired USEI. The increase in direct operating costs in baseline business was proportionate to the first quarter increase in revenue.

Reported in $000           MARCH 31, 2001        MARCH 31, 2001        March 31, 2000
                              WITH USEI           WITHOUT USEI
                          CHEMICAL     LLRW     CHEMICAL     LLRW     Chemical     LLRW
                          --------     ----     --------     ----     --------     ----
Direct operating costs     $4,097     $2,693     $2,622     $2,693     $2,220     $2,777

The acquisition of USEI had a positive impact on Gross Profit increasing to $6.1 million or 37% at March 31, 2001 compared to $4.4 million at March 31, 2000. The contribution of the USEI gross profit enabled the Company to maintain gross margin at 47.7% of revenue for both periods.


SELLING, GENERAL & ADMINISTRATIVE EXPENSES (S,G&A)

The consolidated total SG&A increased to $4,803,000 during the 3 months ending March 31, 2001, compared to $3,263,000 for the 3 months ending March 31, 2000. This 47% increase in S,G&A was partially a result of transition tasks related to integrating USEI into the Company's operations. Without USEI SG&A increased 71% for Chemical Services and 5% for LLRW Services.

Reported in $000     MARCH 31, 2001        MARCH 31, 2001        March 31, 2000
                        WITH USEI           WITHOUT USEI
                    CHEMICAL     LLRW     CHEMICAL     LLRW     Chemical     LLRW
                    --------     ----     --------     ----     --------     ----
S,G&A costs          $1,865     $1,654     $1,257     $1,654     $  734     $1,568

The higher S,G&A spending (in dollars) was caused by additional investment in staffing, higher salary and benefits, investment in new information systems, additional sales personnel, outside consulting expense, and ongoing legal expenses. Staffing the Company's municipal solid waste landfill, El Centro, in Texas contributed to increased S,G&A in Chemical Services. While the growth in S,G&A was high in absolute terms, the increase was less dramatic relative to sales, as S,G&A for the quarter ending March 31, 2001, was 37% of revenue compared to 35% of revenue for the same period last year.

The Company plans continued investment in infrastructure and related S,G&A growth, but at a slower rate than the growth in revenue. S,G&A at the corporate level increased 34% to $1,284,000 for the quarter ending March 31, 2001, compared to $961,000 for March 31, 2000. The Company incurred certain S,G&A costs that were not capitalized for the acquisition of USEI as well as increases in consulting expense during the first quarter. The addition of a corporate transportation manager, public affairs director and the impact of annual salary increases also contributed to the increase in corporate S,G&A.

INVESTMENT INCOME

Investment income is comprised principally of interest income earned on various investments in securities and certificates of deposit. As of March 31, 2001, the Company reported investment income of $174,000 compared to $177,000 at March 31, 2000. As part of the USEI transaction, the Company received $147,000 of the $174,000 from a trust fund in February 2001 previously posted as collateral for a closure and post closure bond.


INTEREST EXPENSE

The Company incurred interest expense of $258,000 and $60,000 for each of the quarters ending March 31, 2001 and 2000, respectively. The higher interest expense reflects the assumption of an $8,500,000 industrial revenue bond obligation of Envirosafe Services of Idaho, Inc. (now USEI's obligation), additional borrowings for increased working capital needs, and equipment leases entered into in the ordinary course of business.


OTHER INCOME

Other income was $236,000 and $184,000 for each of the quarters ending March 31, 2001, and 2000, respectively. In the first quarter of 2001 the Company wrote down $52,000 of restructuring charges it acquired with ESII and made an adjustment to a legal reserve that was established for a case, which was favorably settled. The amounts of other income are generally the result of adjustments for money received that was originally recorded in a prior period. Other income can also include collecting accounts that were previously written off, or certain credits that apply to a previous year.


INCOME TAXES

The Company's effective income tax (benefit) rates were 1% for the quarters ending March 31, 2001 and 2000 respectively. The income tax expense of $46,000 and $101,000 for each of the quarters ending March 31, 2001, and 2000, respectively, is for payments on different state and local taxes including franchise taxes. The Company has a valuation allowance of approximately $19.8 million for deferred federal tax assets with more than $2.7 million of limited loss carryforwards and $34.4 million of unlimited net operating loss carryforwards. The Company does not anticipate a federal tax liability for 2001.

NET INCOME

Net income for the first quarters ending 2001 and 2000 are shown below with and without USEI.

Reported in $000      MARCH 31, 2001        MARCH 31, 2001        March 31, 2000
                         WITH USEI           WITHOUT USEI
                     CHEMICAL     LLRW     CHEMICAL     LLRW     Chemical    LLRW
                     --------     ----     --------     ----     --------    ----
NET INCOME (LOSS)     $1,780     $(407)      $645      $(407)      $411      $785

Consolidated net income and earning per share for the first quarters ending 2001, 2000, and 1999 are shown below with and without USEI.


Reported in $000                       MARCH 31, 2001         March 31, 2000    March 31, 1999
                               WITH USEI      WITHOUT USEI
                              CONSOLIDATED    CONSOLIDATED     Consolidated      Consolidated
                              ------------    ------------     ------------      ------------
Net Income                       $1,482           $381            $1,382             $ 119

Basic Earnings Per Share            .10            .02               .09              .001
Diluted Earnings Per Share          .08            .01               .08              .001

CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2001, the Company had positive working capital of $5,774,000. This compares favorably to the positive working capital of $2,279,000 at December 31, 2000, and the working capital deficit of $2,711,000 at March 31, 2000. This significant improvement in working capital reflects positive earnings over the past six quarters, financing activities in 2001 and 2000, the receipt of a $2.7 million refund from the closure and post closure bond from the USEI acquisition, and a reduction in current liabilities. The Company has judiciously managed its current liabilities and with the positive impact of the USEI acquisition anticipates that its working capital position will continue to be positive.

The Company's current ratio improved to 1.48:1 at March 31, 2001, compared with 0.82:1.0 at March 31, 2000. Liquidity, as measured by days accounts receivables outstanding ("DRO"), increased from 49 days at March 31, 2000 to 72 days at March 31, 2001. The Average DRO for the same periods was 63 and 69 days. The overall change in the Company's liquidity is due to some slower paying accounts in the baseline business, however, USEI has generated good collections in the past two months.

The Company's leverage has increased since December 31, 2000, as evidenced by a .70:1 debt to equity ratio at March 31, 2001, compared to .46:1 at year end and .17:1 for the same period one year before. This debt to equity ratio is total debt divided by shareholders equity. This increase is principally the result of the assumption of the $8,500,000 industrial revenue bond and other USEI liabilities.

As of March 31, 2001, the Company has maintained a business banking relationship with Wells Fargo formerly known as First Security Bank, Boise, Idaho that provides an $8,000,000 line of credit. At this date the Company had $3,000,000 borrowed which does not include $1,150,000 reserved for a standby letter of credit for the Sheffield, Illinois facility closure and post closure fund. At April 30, 2001, the Company had borrowed $2,000,000 with $1,150,000 reserved leaving about $4,509,000 available for the Company to borrow.

Seasonal Effects

Operating revenues are generally lower in the winter months, and increase in the warmer summer months. However, both Chemical and LLRW Services revenue are more affected by market condition than seasonality.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of conducting business, the Company becomes involved in judicial and administrative proceedings involving federal, state and local governmental authorities, individuals or groups of individuals in connection with permitting or re-permitting facilities, alleged violations of existing permits, or damages claimed as a result of alleged exposure to hazardous substances purportedly released from Company operated sites, and related litigation. The Company maintains insurance intended to cover property, environmental and personal injury claims asserted as a result of its operations. Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Except as described below, there were no material developments with regard to previously reported legal proceedings:

One of the Company's principal subsidiaries is a plaintiff in a case against the United States and in a case against the State of California seeking to protect its interest in the Ward Valley site. In the federal case, US Ecology is suing to recover development costs, as well as lost profits and lost opportunity costs related to development of the Southwestern LLRW Compact disposal facility in Ward Valley, California. The trial court dismissed this case in March 2000, and the Company appealed the decision. The Federal Circuit Court of Appeals ruled against the Company, dismissing the case on March 30, 2001. The Company is evaluating whether it should request a re-hearing by the Federal Circuit or petition the Supreme Court for reversal of this decision. The Company was also a plaintiff in a second federal case in which US Ecology sought an order (writ of mandamus) to compel completion of the federal land transfer required for construction of the state-licensed facility to proceed. The trial court rendered an adverse judgment in this case on

March 31, 1999, which the Company appealed. The D.C. Circuit Court of Appeals ruled against the Company, dismissing the case on November 14, 2000. This dismissal is now final. In a further effort to protect its investment in the Ward Valley project, the Company filed a lawsuit against the State of California in May 2000 seeking (1) a writ of mandate to compel California to acquire the property to build the Ward Valley project, (2) a court declaration of the state's duties to the Company, and (3) damages in excess of $162 million, primarily for costs incurred in developing the project, interest, and future lost profits. The State of California subsequently filed a motion to dismiss the case. On October 24, 2000, the California court signed an order granting the state's motion to dismiss the case on demurrer. The Company has appealed the trial court's decision.

The Company has intervened in a lawsuit against the State of Nebraska seeking recovery of its approximately $6.5 million investment and future lost profits related to development of the proposed Central Interstate Compact LLRW disposal facility near Butte, Nebraska. The trial court has ruled on several preliminary matters that are now under appeal by the State of Nebraska. The trial court has not yet ruled on whether the Company may be awarded money damages. On April 12, 2000, the appeals court upheld the trial court's ruling that Nebraska is not immune to suit in this case and also upheld the trial court's preliminary injunction prohibiting Nebraska from taking any further steps in the state license hearing process until the matter is decided. The case is expected to go to trial in June of 2002.

ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.   Exhibits

         b.   Reports on Form 8-K
                  February 2, 2001 Report on Form 8-K for acquisition of Envirosafe of Idaho

                  April 16, 2001 Report on Form 8-K/A to amend Item 2 and 7 of Report filed on February 2, 2001

Exhibit     Description                                                           Incorporated by Reference from
No.                                                                               Registrant's
----------------------------------------------------------------------------------------------------------------
3.1         Restated Certificate of Incorporation, as amended                     1989 Form 10-K

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

Exhibit     Description                                                           Incorporated by Reference from
No.                                                                               Registrant's
----------------------------------------------------------------------------------------------------------------
10.2        Lease dated May 1, 1977 ("Nevada Lease"), between the state of        Form 10 filed 3-8-84
            Nevada, Dept. of Human Resources and Nuclear Engineering Company,
            with Addendum thereto, dated December 7, 1982

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

Exhibit     Description                                                           Incorporated by Reference from
No.                                                                               Registrant's
----------------------------------------------------------------------------------------------------------------
10.36       Settlement Agreement dated September 24, 1993 by US Ecology, Inc.,    1993 Form 10-K
            the State of Nevada, the Nevada State Environmental Commission, and
            the Nevada Dept. of Human Resources

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

10.50       Increase Additional Number of Share Options to Directors Plan of      Form S-8 dated 12-30-98
            1992

10.51       Increase Additional Number of Share Options of 1992 Employees Plan    Form S-8 dated 12-20-99

10.52       Amended and Restated American Ecology Corporation 1992 Outside        Proxy Statement dated 4-8-98
            Director Stock Option Plan

10.53       Amended and Restated American Ecology Corporation 1992 Stock Option   Proxy Statement dated 4-12-99
            Plan

21          List of Subsidiaries                                                  1994 Form 10-K

* Management contract or compensatory plan.

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



                                         AMERICAN ECOLOGY CORPORATION
                                                 (REGISTRANT)


Date:  May 13, 2001                      By:  /s/ Jack K. Lemley
                                             ------------------
                                              Jack K. Lemley
                                              Chief Executive Officer


Date:  May 13, 2001                      By:  /s/ J. R. Baumgardner
                                              ---------------------
                                               James R. Baumgardner
                                               Chief Financial Officer