Form 10-Q
period 2001-06-30
AMERICAN ECOLOGY CORP
filed 2001-08-14
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001


                                       OR


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________to________________________


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

                                 YES [ ] NO [X]

         At August 13, 2001, Registrant had outstanding 13,720,622 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED JUNE 30, 2001


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION



                                                                                                                 PAGE
Item 1.        Consolidated Financial Statements

                   Consolidated Balance Sheet
                       (Unaudited)                                                                                  4

                   Consolidated Statements of Operations
                       (Unaudited)                                                                                  5

                   Consolidated Statements of Cash Flows
                       (Unaudited)                                                                                  6

                   Consolidated Statements of Shareholder's Equity
                       (Unaudited)                                                                                  7

                   Notes to Consolidated Financial Statements                                                       8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                      15

                                            PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                   23

Item 2.        Changes in Securities                                                                               22

Item 3.        Defaults upon Senior Securities                                                                     22

Item 4.        Submission of Matters to a Vote of Security Holders                                                 22

Item 5.        Other Information                                                                                   23

Item 6.        Exhibits and Reports on Form 8-K                                                                 25-27

                    Signatures                                                                                  28-29

DIRECTORS
Jack K. Lemley
Chairman of the Board
American Ecology Corporation

Rotchford L. Barker
Independent Businessman

Paul C. Bergson
Principal
Bergson & Company

Keith D. Bronstein
President
Tradelink, LLC

Edward F. Heil
Chairman of the Board
American Environmental Construction Company

Dan Rostenkowski
President DanRoss & Associates, Inc.

Paul F. Schutt
Chief Executive Officer
Nuclear Fuel Services, Inc.

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

Barbara Trenary
Vice President

Robert M. Trimble
General Counsel and Secretary

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                                     June 30,      December 31,
                                                                                       2001            2000
                                                                                    -----------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                      $       773    $     4,122
     Receivables (trade and other), net of allowance for
          Doubtful accounts of $843 and $839 respectively                                10,372          9,839
     Income tax receivable                                                                  740            740
     Prepayments and other                                                                2,565          1,316
                                                                                    -----------    -----------
          Total current assets                                                           14,450         16,017
Cash and investment securities, pledged                                                     242            235
Property and equipment, net                                                              30,491         18,488
Facility development projects                                                            27,430         27,430
Intangible assets relating to acquired businesses, net                                      354            366
Other assets                                                                              8,293          3,214
                                                                                    -----------    -----------
          Total assets                                                              $    81,260    $    65,750
                                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt                                              $       947    $     1,094
     Accounts payable                                                                     2,988          2,680
     Accrued liabilities                                                                  6,699          9,149
     Current portion of accrued closure and post closure obligations                        700            700
     Income taxes payable                                                                   272            115
                                                                                    -----------    -----------
          Total current liabilities                                                      11,606         13,738

Long term debt, excluding current portion
                                                                                         16,606         10,775
Closure and post closure obligation, excluding current portion                           25,414         15,253
                                                                                    -----------    -----------
          Total liabilities                                                              53,626         39,766
Commitments and Contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                           --             --
     Series D cumulative convertible preferred stock, $.01 par value, 100,001
          authorized and issued, 5,263 shares converted and retired                           1              1
     Series E redeemable convertible preferred stock, $10.0 par value, 300,000
          authorized and issued, 300,000 shares converted and retired                        --             --
     Common stock, $.01 par value, 50,000,000 authorized, 13,720,736
          and 13,704,050 shares issued and outstanding respectively                         139            137
     Additional paid-in capital                                                          54,647         54,610
     Retained earnings (deficit)                                                        (27,153)       (28,764)
                                                                                    -----------    -----------
             Total shareholders' equity                                                  27,634         25,984
                                                                                    -----------    -----------
      Total Liabilities and Shareholders' Equity                                    $    81,260    $    65,750
                                                                                    ===========    ===========


The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                   2001            2000            2001            2000
                                                               ----------------------------    ----------------------------
Revenue                                                        $     13,731    $     10,485    $     26,597    $     19,804
Direct operating costs                                                8,341           5,898          15,074          10,773
                                                               ------------    ------------    ------------    ------------
Gross profit                                                          5,390           4,587          11,523           9,031
Selling, general and administrative expenses                          5,568           4,128          10,371           7,444
                                                               ------------    ------------    ------------    ------------

Income (loss) from operations                                          (178)            459           1,152           1,587

Investment income                                                        34             125             208             237
Gain on sale of assets                                                   66              --             112               1
Interest Expense                                                       (346)            (60)           (604)           (108)
Other income                                                            788             199           1,024             489
                                                               ------------    ------------    ------------    ------------

Net income before income taxes                                          364             723           1,892           2,206
Income tax expense (benefit)                                             38             (41)             84              61
                                                               ------------    ------------    ------------    ------------

Net income                                                              326             764           1,808           2,145
Preferred stock dividends                                                99              99             196             199
                                                               ------------    ------------    ------------    ------------

Net income available to common shareholders                    $        227    $        665    $      1,612    $      1,946
                                                               ============    ============    ============    ============

Basic earnings per share                                       $        .02    $        .05    $        .12    $        .14
                                                               ------------    ------------    ------------    ------------

Diluted earnings per share                                     $        .01    $        .04    $        .09    $        .12
                                                               ------------    ------------    ------------    ------------

Dividends paid per common share                                $         --    $         --    $         --    $         --
                                                               ------------    ------------    ------------    ------------


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                         Six Months Ended June 30,
                                                                                           2001           2000
                                                                                        -----------    -----------
Cash flows from operating activities:

     Net income                                                                         $     1,808    $     2,145
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                         2,659          1,195
        Deferred income tax provision                                                           157            (47)
        (Gain) on sale of assets                                                                112
        Stock compensation                                                                       12
Changes in assets and liabilities:
        Receivables                                                                            (534)            89
        Investment securities classified as trading                                              (7)            (5)
        Other assets                                                                         (6,395)           (78)
        Accounts payable and accrued liabilities                                              2,142           (151)
        Facility closure and post closure obligations                                           105           (411)
                                                                                        -----------    -----------
             Total adjustments                                                               (6,045)           604

Net cash provided by (used in) operating activities                                          (4,237)         2,749

Cash flows from investing activities:
        Capital expenditures                                                                 (3,204)        (4,322)
         Facility development costs, including capitalized interest                              --             --
        Proceeds from sales of property and equipment                                            --             --
                                                                                        -----------    -----------
Net cash used in investing activities
                                                                                             (3,204)        (4,322)
Cash flows from financing activities:
        Proceeds from issuance of indebtedness                                                4,200             --
        Stock options exercised
                                                                                                 39             --
        Repayments of indebtedness
                                                                                               (147)          (544)
                                                                                        -----------    -----------
Net cash provided by (used in) financing activities                                          4, 092           (544)

Increase (decrease) in cash and cash equivalents                                             (3,349)        (2,117)
Cash and cash equivalents at beginning of period
                                                                                              4,122          4,771
                                                                                        -----------    -----------
Cash and cash equivalents at end of period                                              $       773    $     2,654
                                                                                        ===========    ===========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                                                   $       604    $       108
        Income taxes                                                                            160             72
        Acquisition of Equipment with Capital Leases                                            850          1,623



See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                    ADDITIONAL            RETAINED
                                        PREFERRED STOCK       COMMON STOCK        PAID-IN CAPITAL      EARNINGS (DEFICIT)
                                        ----------------     ----------------     ----------------     ------------------
Balance, December 31, 2000              $              1     $            137     $         54,610      $        (28,764)

Net Income                                            --                   --                   --                 1,482
Common Stock Issuance                                 --                    2                   32                     0
Dividends for preferred stock                         --                   --                   --                   (97)
                                        ----------------     ----------------     ----------------      ----------------
Balance March 31, 2001                                 1                  139               54,642               (27,379)

Net Income                                            --                   --                   --                   326
Common Stock Issuance                                 --                   --                    5                    --
Dividends for preferred stock                         --                   --                   --                   (99)
Other Adjustment                                      --                   --                   --                    (1)
                                        ----------------     ----------------     ----------------      ----------------
Balance June 30, 2001                   $              1     $            139     $         54,647      $        (27,153)
                                        ================     ================     ================      ================


The accompanying notes are an integral part of these financial statements

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has prepared the accompanying unaudited financial statements. Certain information and footnote disclosures have been condensed or omitted consistent with Generally Accepted Accounting Principles ("GAAP"). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2. OTHER ASSETS.

Other assets totaled $8,293,000 and $3,214,000 at June 30, 2001 and 2000. The other asset category includes the following accounts (in thousands):


                                         June 30, 2001       December 31, 2000
                                        ----------------     -----------------
Long Term Notes Receivable              $            148     $             68
Security Deposits                                     44                   34
Thermal Desorbtion                                   107                   31
Permits                                            7,958                3,008
Other Assets Deferred                                 36                   73
                                        ----------------     ----------------
Total Other Assets                      $          8,293     $          3,214
                                        ================     ================



NOTE 3. LONG-TERM DEBT.

Long-term debt at June 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                         June 30, 2001        December 31, 2000
                                        ----------------      -----------------
Notes payable                           $          2,412      $            792
Line of Credit                                     4,200                 4,093
Industrial Revenue Bond                            8,500                    --
Capital lease obligations and other                2,441                 6,984
                                        ----------------      ----------------
                                                  17,553                11,869
Less: Current maturities                            (947)               (1,094)
                                        ----------------      ----------------
Long term debt                          $         16,606      $         10,775
                                        ================      ================

Aggregate maturity of future minimum payments under long term debt and capital leases is as follows (in thousands):


                     June 30, 2001       December 31, 2000
                    ----------------     -----------------
2001                $            757     $          1,094
2002                          14,094                8,586
2003                           2,045                  805
2004                             496                  621
2005                              74                   19
2006                              88                   --
                    ----------------     ----------------
TOTAL               $         17,553     $         11,869
                    ================     ================


The Company has several long-term capital leases. The carrying amount of these leases is approximately $4.8 million that includes terms under both notes payable and capital leases. These leases are for assets acquired at Oak Ridge, Tennessee that bear a 10% interest rate, at Beatty, Nevada that bear interest between 5.8% and 8.9%, Richland, Washington with interest rates of 5.25% through 6.14% and at Robstown, Texas with interest rates between 6% and 14% interest expiring over the next 5 years.

On August 17, 2000, the Company entered into a 2-year Credit Agreement with a local bank that provides a revolving line of credit. The line of credit is secured by the Company's accounts receivable. On February 1, 2001, the Credit Agreement was amended to increase the line of credit to $8.0 million, change certain financial covenants to reflect the acquisition of Envirosafe Services of Idaho, Inc. (now US Ecology Idaho, Inc.), and modify the pricing. Under the terms of the Credit Agreement, as amended, borrowing under the line of credit cannot exceed 80% of eligible accounts receivable or $8.0 million, whichever is less. After September 30, 2001 interest on borrowings is based on a 'pricing grid,' whereby the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company can elect to borrow utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate ("LIBOR") plus an applicable spread. Through September 30, 2001, borrowings are Prime plus 0.75% or LIBOR plus 3.25%, at the election of the Company, subject to certain conditions. The Credit Agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio, and a debt service coverage ratio. At June 30, and August 13, 2001, the Company was in compliance with all applicable financial covenants. The Credit Agreement matures on August 30, 2002, and the Company is currently negotiating the extension of the maturity date and other conditions. There can be no assurance that the Company will be successful in its negotiations with its Bank. If the Company is unsuccessful in its negotiations with its Bank and it is unable to extend the maturity of the credit facility past August 3, 2002, it will be forced, under GAAP, to reclassify line of credit borrowings as short term. Reclassifying the line of credit borrowings short term would have a material, adverse affect on the Company's working capital position and possibly trigger the Bank liquidity covenants.

At June 30, 2001, the outstanding balance on the revolving line of credit was $4,200,000. The Company is required to reserve a $1,150,000 standby letter of credit under the line of credit. At June 30, 2001 the Company had $685,000 of availability under the line of credit. By August 13, 2001 the Company's availability to borrow had increased to $2,000,000. During the second quarter of 2001, the interest rate on borrowings ranged from 7.18% to 8.31%. The Company has continued to borrow and repay according to business demands and availability of cash. The Company anticipates that borrowings will continue to fluctuate, and additional borrowing capacity will be required in the future to accommodate planned expansion and growth. There can be no assurance that the Company can raise additional financing beyond the $8.0 million line of credit.

The Company has an $8.5 million Industrial Revenue Bond ("IRB") associated with the Grand View, Idaho facility. The proceeds from the IRB were used to make capital additions and improvements to the Grand View facility. The IRB bears interest of 8.25%. The Bond Agreement matures in November, 2002, and the Company is currently negotiating the extension of the maturity date and other conditions. There can be no assurance that the Company will be successful in its negotiations with the Bondholders. If the Company is unsuccessful in its negotiations with the Bondholders and it is unable to extend the maturity of the Bonds at least to 2003, it will be forced, under GAAP, to reclassify the IRB as short term. Reclassifying the IRB as short term would have a material, adverse affect on the Company's working capital position and possibly trigger the Bank liquidity covenants.

On April 4, 2001, the Company entered into a $1,113,930 long-term financing agreement with AFCO Finance to finance 2001-2002 insurance premiums. The loan bears an annual interest rate of 5.59%, with final payment due February 2002. The Company has consistently financed its insurance premiums through AFCO Finance in the ordinary course of business.

The Company has several other long-term obligations that mature at different times. These obligations include accrued dividend payable on Series D Preferred Stock totaling $992,000, reserve for special waste at the Oak Ridge, Tennessee facility for $250,000, and a long-term payable to Boston Edison for $270,000, lease payments of $1,623,000, and an industrial revenue bond for the Idaho facility for $8,500,000 all totaling $11,635,000.


NOTE 4. EARNINGS PER SHARE.

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans pursuant to the terms of the 1992 Stock Option Plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. The following table shows the weighted average number of common shares outstanding and dilutive potential effect of options, warrants, and convertible preferred shares outstanding:

(in thousands except per share)                                   Three Months Ended           Six Months Ended
                                                                       June 30,                     June 30,
                                                                 2001           2000          2001            2000
                                                              ----------     ----------     ----------     ----------
BASIC
Net Income                                                           227            665          1,612          1,946
Weighted average common shares                                    13,749         13,708         13,749         13,708
Net income per share, basic                                   $      .02     $      .05     $      .12     $      .14
                                                              ----------     ----------     ----------     ----------

DILUTED
Weighted average of common shares                                 13,749         13,708         13,749         13,708
Dilutive effect of common stock options and warrants               3,696          2,629          3,696          2,629
                                                              ----------     ----------     ----------     ----------

Total weighted average common and dilutive shares
     outstanding                                                  17,445         16,337         17,445         16,337
Net income per share, diluted                                 $      .01     $      .04     $      .09     $      .12
                                                              ----------     ----------     ----------     ----------




NOTE 5. FACILITY DEVELOPMENT PROJECTS.

The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and has been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

The State of California, where the Ward Valley Site is located, has not obtained the project property from the U.S. Department of the Interior. For the Company to realize its investment, the federal government must transfer the land to the State of California, or the Company must recover monetary damages from the State of California.

In 1997, the Company filed two lawsuits against the United States. In the first case, US Ecology sued to recover approximately $73.1 million in site development costs as well as lost profits and lost opportunity costs. US Ecology lost this case at the trial and appeals court levels and elected not to petition the Supreme Court on the advice of counsel. In the second federal case US Ecology sought an order to compel the transfer of the Ward Valley site. Both the trial and appeals court ruled against US Ecology and such rulings are now final.

The Company also filed a lawsuit against the State of California in Superior Court for the County of San Diego in May 2000 seeking to compel California to acquire the property to build the Ward Valley project and pay monetary damages in excess of $162 million. In October 2000, the California trial court granted the state's motion to dismiss the case on demurrer, which the Company appealed. The appeal is scheduled to be heard by the California Court of Appeal for the 4th District on August 13, 2001.

All costs through July 31, 1999 for development of the Ward Valley facility were capitalized, and since then have been expensed as incurred. As of June 30, 2001, the Company had deferred $20,952,000 (26% of total assets) of pre-operational facility development costs, of which $895,000 represents capitalized interest. If the facility were to become operational, these costs would be recovered during the facility's first 20 years of operation from disposal fees approved by the California Department of Health Services (DHS).

Beginning in 2000, the Company is no longer required to pay the $250,000 annual license fee to the Department of Health Services pending further notice by the state. While the Company's 1993 license to construct and operate the Ward Valley facility remains valid, there can be no assurance that the Company will prevail in Court, that California will complete the land transfer, that all of these costs will be approved by the DHS, or that the facility will ever be constructed.

The Company has incurred reimbursable costs and receives revenues for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. Major generators of waste within the CIC's five-state region have provided substantially all funding to develop the Butte facility. As of June 30, 2001, the Company has contributed and capitalized approximately $6,478,000 of costs (7.7% of total assets), $386,000 of which is capitalized interest, toward development of the Butte facility.

In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to petition for a contested case challenging the State's denial, which US Ecology filed for in January 1999.

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff and is seeking relief. The contested case is stayed by a preliminary injunction issued by the presiding federal judge. The court has issued a scheduling order setting trial for June 2002. Discovery in the case is underway.

The timing and outcome of the above matters are unknown. The Company continues to pursue completion of the California project or recovery of money damages from California in state court, and will continue its participation in litigation to protect its interest in the proposed Butte, Nebraska facility. The Company believes that the deferred site development costs for both facilities will be realized. In the event operations of either facility do not commence, or the Company is unable to recoup its investments through legal recourse, it may have an adverse effect on the Company's financial position.

The following table shows the ending capitalized balances for facility development costs for the periods ended June 30, 2001 and December 31, 2000 (in thousands):

                                    Capitalized Costs       Capitalized Interest              Total
                                   --------------------     --------------------     --------------------
Ward Valley, CA Project            $             20,057     $                895     $             20,952
Butte, Nebraska Project                           6,092                      386                    6,478
                                   --------------------     --------------------     --------------------
Total                              $             26,149     $              1,281     $             27,430
                                   ====================     ====================     ====================

NOTE 6. INCOME TAXES.

The Company had an effective federal tax rate of 0% on June 30, 2001 and December 31, 2000 respectively. The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of facility closure and post closure costs, uncertainties regarding future operating results, and limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $34,097,000 at June 30, 2001, begins to expire in the year 2006. Of this carryforward, $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carryforward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $1,079,000 in 2007, and $872,000 in 2008. The
remaining unrestricted net operating loss carryforward expires in the amount of $4,280,000 in 2010, $8,657,000 in 2011, $7,828,000 in 2012, $6,927,000 in 2018,
$3,574,000 in 2019, and $454,000 in 2020. The amount of the Company's net operating loss carryforwards could be reduced if the Company is ultimately unsuccessful in pursuing a pending refund claim.

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce the Company's net operating loss carryforwards. On November 29, 1999, the Company protested this denial which is currently pending with the IRS. The Company has tentatively settled this claim on a basis that allows a partial refund, retention of a portion of the tentative refunds already received and a retention of the net operating loss carryforwards. This settlement may require the approval of the Congressional Joint Committee on Taxation.

NOTE 7. ENVIRONMENTAL LIABILITIES.

Environmental Matters

The Company maintains reserves and insurance policies for costs associated with future closure and post closure obligations for both current and formerly operated disposal facilities based on professional engineering studies and analysis of regulatory requirements performed at least annually. Costs accounted for may include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring and/or remediation, and other monitoring or routine maintenance costs required after a disposal site stops accepting waste. The total estimated final closure and post closure cost must be fully accrued for each landfill at the time a site stops accepting waste. The Company believes its reserves for this purpose are adequate.

The Company estimates that the aggregate final closure and post closure costs for all insured facilities owned or operated was approximately $26,113,000 as of June 30, 2001. The Company has a two and a half year prepaid insurance policy remaining for these facilities, and has also set aside investment securities to pay certain deductible limits.

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

The Company has provided letters of credit, trust funds and certificates of insurance, as financial assurance to meet closure and post closure obligations at its hazardous waste facilities. Cash and investment securities totaling $242,000 at June 30, 2001 and $235,000 at December 31, 2000 have been pledged as collateral for these obligations. Management believes that $242,000 is an adequate reserve combined with the letters of credit, certificates of insurance, and corporate guarantees maintained as financial assurance.

When the Company acquired the Grand View, Idaho facility, there was a $15 million surety bond held by the State of Idaho, secured by $2.5 million in cash collateral, for closure and post closure obligations. The Company has since replaced the surety bond with an insurance policy, which was accepted by the regulatory agencies and is consistent, in form and substance, with closure and post closure insurance policies the Company maintains for its other facilities. Replacement of this bond by insurance freed up the $2.5 million cash collateral plus $147 thousand in interest.

NOTE 8. OPERATING SEGMENTS.

The Company operates two primary business segments, Chemical Services and LLRW Services. The Chemical Services division provides toxic substance, hazardous, non-hazardous and municipal waste management services. The LLRW Services division processes, packages, and disposes of material contaminated with low levels of radioactivity. The Company evaluates the performance of its operating segments based on gross profit, selling, general and administrative expense, interest expense and income, corporate allocation, and after an apportioned income tax. Segment data includes inter-company transactions at cost, and allocation for certain corporate costs. The Company's reportable segments select financial information is shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

                                                    Chemical           LLRW          Corporate
                                                    Services        Services          & Other           Total
                                                  -----------      -----------      -----------      -----------
Three Months Ending June 30, 2001
Revenue                                           $     9,387      $     4,489      $      (145)     $    13,731
Direct Cost                                             5,170            3,254              (83)           8,341
                                                  -----------      -----------      -----------      -----------
Gross Profit                                      $     4,217      $     1,235      $       (62)     $     5,390
SG&A                                                    2,378            1,781            1,409            5,568
                                                  -----------      -----------      -----------      -----------
Income (loss) from operations                           1,839             (546)          (1,471)            (178)
Investment Income                                           9               --               25               34
Gain on sale of assets                                     52               14               --               66
Interest expense                                         (311)             (29)              (6)            (346)
Other income                                              913              735             (860)             788
                                                  -----------      -----------      -----------      -----------
Income before taxes                                     2,502              174           (2,312)             364
Income taxes                                               --               --               38               38
                                                  -----------      -----------      -----------      -----------
Net income                                        $     2,502      $       174      $    (2,350)     $       326
Total assets                                           36,478           (1,035)          81,260           45,817

Six Months Ending June 30, 2001
Revenue                                           $    17,800      $     9,071      $      (274)     $    26,597
Direct Cost                                             9,267            5,947             (140)          15,074
                                                  -----------      -----------      -----------      -----------
Gross Profit                                      $     8,533      $     3,124      $      (134)     $    11,523
SG&A                                                    4,243            3,346            2,692           10,371
                                                  -----------      -----------      -----------      -----------
Income (loss) from operations                           4,290             (312)          (2,693)           1,152
Investment Income                                         167                1               40              208
Gain on sale of assets                                     85               27               --              112
Interest expense                                         (515)             (58)             (31)            (604)
Other income                                              255              108              661            1,024
                                                  -----------      -----------      -----------      -----------
Income before taxes                                     4,282             (234)          (2,156)           1,892
Income taxes
                                                           --               --               84               84
                                                  -----------      -----------      -----------      -----------
Net Income                                        $     4,282      $      (234)     $    (2,240)     $     1,808
Total Assets                                           45,817           36,478           (1,035)          81,260

                                                    Chemical              LLRW             Corporate
                                                    Services            Services            & Other               Total
                                                  --------------      --------------      --------------      --------------
Three Months Ending June 30, 2000
Revenue                                           $        5,481      $        5,137      $         (133)     $       10,485
Direct Cost                                                3,211               2,711                 (24)              5,898
                                                  --------------      --------------      --------------      --------------
Gross Profit                                      $        2,270      $        2,426      $         (109)     $        4,587
SG&A                                                         889               1,686               1,553               4,128
                                                  --------------      --------------      --------------      --------------
Interest expense                                            (135)                 --                  (3)               (138)
Corporate Allocation                                         204                 585                (915)               (126)
Income Taxes                                                  --                  --                 (41)                (41)
                                                  --------------      --------------      --------------      --------------
Net Income                                        $        1,312      $          155      $         (703)     $          764

Six Months Ending June 30, 2000
Revenue                                           $        9,205      $       10,905      $         (306)     $       19,804
Direct Cost                                                5,431               5,488                (146)             10,773
                                                  --------------      --------------      --------------      --------------
Gross Profit                                      $        3,774      $        5,417      $         (160)     $        9,031
SG&A                                                       1,623               3,801               2,020               7,444
                                                  --------------      --------------      --------------      --------------
Interest expense                                            (160)                 --                (119)               (279)
Corporate Allocation                                         737               1,162              (2,239)               (340)
Income Taxes                                                  --                  --                  61                  61
                                                  --------------      --------------      --------------      --------------
Net Income                                        $        1,574      $          454      $         (117)     $        2,145
Total assets                                              21,332              37,454                 678              59,464



NOTE 9. CASH AND INVESTMENT SECURITIES.

The Company maintains several bank accounts with various investments including commercial paper, certificates of deposit and money market accounts totaling $242,000 at June 30, 2001. These monies are pledged towards the owned facilities closure and post closure obligations.

NOTE 10. COMMITMENTS AND CONTINGENCIES.

The Company becomes involved in judicial and administrative proceedings involving federal, state, and local governmental authorities in the ordinary course of business. Actions may also be brought by individuals or groups of individuals in connection with the permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from Company operated sites, and other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of operations.

Insurance:

The Company carries a broad range of insurance coverage, which management considers prudent to protect the Company's assets and operations. Some of this insurance coverage is subject to a varying degree of risk retention by the Company.

Casualty coverage currently includes $1,000,000 primary commercial general liability with a $2,000,000 aggregate and $1,000,000 primary automobile liability. The Company maintains workers' compensation insurance in accordance with laws of the various states in which it is an employer. This coverage is supported by $35,000,000 in umbrella insurance protection. A property policy provides insurance coverage for real and personal property. The Company also maintains an environmental impairment liability ("EIL") insurance policy for certain of its non-radioactive disposal facilities, transfer stations, and processing facilities. This provides coverage for property damage and/or bodily injury to third parties caused by potential off-site pollution emanating from such disposal facilities, transfer stations, or processing facilities. This policy provides $20,000,000 of coverage per loss with a $20,000,000 aggregate limit.

Professional environmental consultants liability insurance is carried to cover damages the Company is legally obligated to pay because of an act, error or omission in professional services, or a loss resulting in environmental impairment away from an owned site. This policy is subject to a $10,000,000 per occurrence limit with a $10,000,000 aggregate limit.

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

In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("Series D") and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 shares of Series D stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities were deducted from the proceeds. At June 30, 2001, each Series D share is convertible at any time at the option of the holder into 15.04 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price plus accrued dividends times 1.44 due to dilution by later securities issuance.

Dividends on the Series D are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Current bank credit facility covenants prohibit the payment of dividends. One holder of Series D stock has claimed the subordination provision in the Series D designation certificate, it does not apply to the current bank credit facility and thus has asserted that quarterly dividends must be paid. The Company believes that this is not the case but is discussing the matter with the Series D holders. Accrued dividends at June 30, 2001 totaled $993,000.

On September 12, 1999, the warrants with the Series D expired except for those belonging to one Series D holder. The Company extended an offer to all Series D holders that if they converted their Series D to common stock, the warrants would be extended until September 13, 2002. One holder converted 5,263.2 Series D shares for 69,264 common shares and extended 64,211 warrants. Each warrant has an exercise price of $4.75. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed de minimus. The remaining Series D preferred stock outstanding is 100,001 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Actual results could differ materially from the Company's historical results of operations and those discussed in these forward-looking comments. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Notes 5, 6, 7, and 10 to the Consolidated Financial Statements herein, Part II, Item 1, Legal Proceedings and the discussion below. Certain factors that may influence actual operations in the future are discussed in the Company's Form 10-K for the year ended December 31, 2000 in Part I, Item
1. Business. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. We make these statements in an effort to keep stockholders and the public informed about our business, and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements.

INTRODUCTION

Incorporated in 1952, American Ecology Corporation and its predecessors have operated commercial low-level radioactive and chemical waste disposal and treatment facilities nationwide longer than any other company in the nation. The Company mainly derives its revenues from fees charged for processing and disposal of hazardous, non-hazardous, naturally occurring and low-level radioactive waste. Revenues are also derived from rebuilding electric motors and other large components from nuclear power plants, brokering wastes to other service providers, and environmental remediation work.

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

Revenue for the six months ended June 30, 2001, was $26,597,000 or 34% higher than the same period in 2000. This growth in revenue was primarily the result of the Company acquiring Envirosafe Services of Idaho, Inc., (subsequently renamed US Ecology Idaho, Inc., or "USEI") on February 1, 2001. This increase in revenue resulted in a parallel increase of 39% in both direct costs and selling, general and administrative costs over the same period a year ago. USEI is a part of the Chemical Services segment, which had a 71 and 93 percent growth in revenue for the three, and six month periods ended June 30, 2001, respectively. The LLRW division experienced operational difficulties at the Oak Ridge facility and revenues declined 13 and 17 percent for the same periods, respectively. Overall, the Company continues with an increased operating performance and a positive working capital of $2.8 million.

The calculations to report activities for both the three and six months ended June 30, 2001 are exclusive of intercompany transactions and corporate eliminating entries.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                                  Three Months Ended        Six Months Ended         Three Months Ended       Six Months Ended
                                     June 30, 2001            June 30, 2001             June 30, 2000           June 30, 2000
                                 ---------------------    ---------------------     --------------------    ---------------------
                                     $           %           $             %           $            %          $             %
                                 --------     --------    --------     --------     --------    --------    --------     --------
Revenue                            13,731                   26,597                    10,485                  19,804

Direct Operating Costs              8,341         60.7%     15,074         56.7%       5,898        56.3%     10,773         54.4%
                                 --------                 --------                  --------                --------

Gross Profits                       5,390         39.3%     11,523         43.3%       4,587        43.7%      9,031         45.6%

SG & A                              5,568         40.6%     10,371         39.0%       4,128        39.4%      7,444         37.6%
                                 --------                 --------                  --------                --------

Income from Operations               (178)        -1.3%      1,152          4.3%         459         4.4%      1,587          8.0%

Investment Income                      34          0.2%        208          0.8%         125         1.2%        237          1.2%

Gain on sale of assets                 66          0.5%        112          0.4%          --         0.0%          1          0.0%

Interest Expense                     (346)        -2.5%       (604)        -2.3%         (60)       -0.6%       (108)        -.05%

Other (income) Expense                788          5.7%      1,024          3.9%         199         1.9%        489          2.5%
                                 --------                 --------                  --------                --------

Net Income Before income
    Taxes                             364          2.7%      1,892          7.1%         723         6.9%      2,206         11.1%

Income tax expense (benefit)           38          0.3%         84          0.3%         (41)       -0.4%         61          0.3%
                                 --------                 --------                  --------                --------

Net Income                            326          2.4%      1,808          6.8%         764         7.3%      2,145         10.8%

Preferred Stock Dividends              99          0.7%        196          0.7%          99         0.9%        199          1.0%
                                 --------                 --------                  --------                --------

Net Income (loss) available
to common Shareholders                227          1.7%      1,612          6.1%         665         6.3%      1,946          9.8%
                                 ========                 ========                  ========                ========

CONDENSED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDING

Reported in $000                        June 30, 2001               June 30, 2000
                                   Chemical        LLRW         Chemical         LLRW
                                 -----------    -----------    -----------    -----------
Revenue                          $    17,800    $     9,071    $     9,205    $    10,905
Direct Operating costs                 9,267          5,947          5,431          5,488

Gross Profit                           8,533          3,124          3,774          5,417
SG & A                                 4,243          3,436          1,623          3,801
                                 -----------    -----------    -----------    -----------
Income (loss) from
operations                             4,290           (312)         2,151          1,616

Other income (expense)                (1,577)        (1,184)          (576)        (1,162)
                                 -----------    -----------    -----------    -----------

Net Income (loss)                $     2,713   $      (1496)   $     1,575    $       454
                                 -----------    -----------    -----------    -----------


REVENUE


                                           Period to Period Change             Period to Period Change
                                         For the Three Months Ended           For the Six Months Ended
                                           June 30, 2001 and 2000               June 30, 2001 and 2000
                                       --------------------------------    --------------------------------
                                              $                %                 $                  %
                                       --------------    --------------    --------------    --------------
Statement of Operations Revenue
Chemical Division                               3,906                71             8,595                93
LLRW Division                                    (648)              (13)           (1,834)              (17)
Corporate & Other                                 262                --               306                --


For the three and six months ended June 30, 2001, the Company reported revenue of $13,731,000 and $26,597,000, respectively, or a 31% and 34% increase compared to corresponding periods in the prior year. For the three months ended June 30, 2001, Chemical Division revenue increased $3,906,000 or 71% over the same period last year. This was primarily due to the acquisition of Envirosafe Services of Idaho (subsequently renamed US Ecology Idaho, Inc., or "USEI") in February 2001. USEI waste volume in the second quarter was driven by continued shipments from a steel mill and federal customers. The LLRW division revenue declined by $648,000 or 13% in the second quarters, principally due to the Oak Ridge facility's focus on the elimination of aged waste. During the second quarter Oak Ridge notified customers to delay shipments of revenue generating material so that facility operations could clear the site of aged waste. This deferral of revenue generating material caused a significant decrease in revenue recognized in the quarter.

For the six months ended June 30, 2001 revenue for the Chemical Division increased $8,595,000 or 93% and for the LLRW Division decreased $1,834,000 or 17% compared to the same period one year ago. Again, the increased revenue in the Chemical division was principally driven by the strong performance of the newly acquired Idaho facility. However, all of the Company's chemical operations performed well during the first half of the year. In particular, El Centro, the Company's municipal solid waste landfill in Robstown, Texas, posted a strong first half, as did the Texas hazardous waste facility. The Company's hazardous waste facility in Beatty saw a strong second quarter and first half principally due the thermal treatment and recovery technology that was introduced at the site last year. Demand for the thermal treatment and recovery process is high and the site has a several month backlog of material to process.

As a part of the USEI acquisition the Company acquired an operation in Sterling, Illinois for the treatment and disposal of an individual steel mill's air pollution control system dust, known as K061. In December 2000 the steel mill, Northwestern Steel & Wire, filed for protection from creditors under Chapter 11 of the federal bankruptcy code. In May 2001, the steel mill ceased operations and laid-off most of its workforce. In response to the cessation of mill operations, USEI negotiated a set of final payments with the mill and the bankruptcy trustee, whereby the Company processed material through June with a defined payment schedule and then beginning July 1, at reduced rates. The Company has reduced headcount and cost at its Sterling operation to compensate for the lower waste volumes and lower processing and disposal rates. The Company continues to be in discussions with the mill regarding possible additional work, including contracting for the closure of the mill-owned hazardous waste landfill, but no assurance can be made regarding securing this or any additional work at the mill. Management believes that it may need to begin closure of the processing facility, which will be funded by a state-managed trust, in the second half of the year. However, management does not believe that cessation of operations at Sterling will have a material adverse impact on the Company.

On July 24, 2001 the City of Corpus Christi passed a city ordinance establishing a set of fees to be imposed on haulers of solid waste within the city limits. This ordinance is intended to re-capture revenue that the City of Corpus Christi has lost since the opening of the Company's El Centro solid waste landfill in July of 2000. While the fee places on burden on haulers and eliminates most of the competitive cost advantage that El Centro has maintained over the City's landfill during the last year, the Company believes that it can continue to compete effectively with the City for solid waste streams emanating from within city limits. Moreover, there is a meaningful amount of solid waste outside the city limits that El Centro will continue to have a price advantage on when competing with the City's landfill. However, it is expected that the new ordinance will result in reduced volumes at El Centro in the second half of the year compared to the first half of the year. No assurance can be given that the City will not enact additional ordinances to control the flow of solid waste in the region. Additional measures by the City or other changes in the competitive market could result in El Centro losing additional volumes of solid waste and becoming an unprofitable asset.

The Company's corporate segment does not generate any revenue but the eliminating entries between companies and the closed facilities resulted in a period-to-period change for both the three and six months ended June 30, 2001.

DIRECT OPERATING COSTS

The following table indicates the period-to-period change in direct and indirect costs:


                                                        Period to Period Change      Period to Period Change
                                                      For the Three Months Ended    For the Six Months Ended
                                                        June 30, 2001 and 2000       June 30, 2001 and 2000
                                                     ---------------------------   ---------------------------
                                                           $                 %               $                %
                                                     ------------   ------------   ------------   ------------
Statement of Operations-Direct Operating Costs
Chemical Division                                           1,959             61          3,836             71
LLRW Division                                                 543             20            459              8
Corporate & Other                                              81             --            146             --


For the three and six months ending June 30, 2001 direct operating costs increased for both the Chemical and LLRW Divisions. Total direct operating costs for the Company in the second quarter were $8,340,000 or 61% of revenue compared to $5,898,000 or 56% of revenue during the same quarter last year before the acquisition of USEI. For the six months, direct operating costs increased to $15,074,000 or 56% of revenue compared to $10,773,000 or 54% of revenue for the same period in 2000.

In the Chemical Division direct operating expenses increased to $5,170,000 or 55% of revenue in the quarter compared to the $3,211,000 or 59% of revenue during the same 3 months last year. The increase in direct operating costs in the Chemical Division was a result of the newly acquired USEI Idaho hazardous waste facility and the additional revenue resulted in a lower percentage of cost to revenue. Revenue in the Chemical division increased by 71% and 93% for the three and six months ending June 30, 2001, respectively, while the direct operating costs during these periods only increased 61% and 70% for the same periods in 2000.

Unlike the Chemical Division, the LLRW Division's direct operating costs increased in spite of a decrease in revenue. As previously discussed, revenue for LLRW decreased 13% and 17% for the three and six months ending

June 30, 2001, respectively. However, direct costs increased 20% and 8% for these periods compared to one year ago. These higher direct costs were the result of LLRW processing, subcontract and transportation costs at the Oak Ridge facility for the removal of aged waste.

The Company's corporate segment does not generate any direct operating costs but certain eliminating entries between companies and the closed facilities resulted in a period-to-period change for both the three and six months ended June 30, 2001, which is not material in amount.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)

                                                    Period to Period Change         Period to Period Change
                                                  For the Three Months Ended       For the Six Months Ended
                                                    June 30, 2001 and 2000          June 30, 2001 and 2000
                                                 ----------------------------    ----------------------------
                                                       $              %               $                %
                                                 ------------    ------------    ------------    ------------
Selling, General and Administrative Costs
Chemical Division                                       1,489             167           2,620             161
LLRW Division                                              96               6            (365)            (10)
Corporate & Other                                        (144)             (9)            673              33



SG&A costs increased to $5,568,000 from $4,128,000 for the three months ending June 30, 2000 compared to the same quarter in 2000. The increase was directly proportional to the newly acquired USEI operations, as explained in the operating costs section. Likewise, the SG&A increased for the six months ending June 30, 2001 to $10,371,000 compared to $7,444,000 for the six months ending June 30, 2000. This increase is attributed to the additional costs the Company incurred to acquire and subsequently operate the Idaho facility. This included non-recurring acquisition transition costs, most of which were incurred in the second quarter. As shown by the table above, the majority of the SG&A increase is in the Chemical Division which were the result of the newly acquired USEI, Idaho facility.

The LLRW division experienced 6 percent increase and a 10 percent decreases in SG&A costs for the three and six months ending June 30, 2001 respectively. The primary cause for the increase for the three months ending June 30, 2001 was an accrual taken for the ongoing National Labor Relations Board ("NLRB") case. No accrual was applied in the same period one year ago. The decrease in the LLRW spending for SG&A for the six month period is also a result of the Oak Ridge, Tennessee facility's aged waste removal campaign described above.

The Company's corporate segment incurs selling, general & administrative costs for legal, consulting, administrative salaries and related expenses of managing the business including certain eliminating entries between companies and the closed facilities. The overall increase of $673,000 for the six month period is mainly attributed to the acquisition of USEI and other new projects that management has been undertaking in an effort to grow the business and increase the Company's marketing capacity.

During the second quarter, Company management undertook an initiative to reduce costs and expenses. This included a close review of travel, entertainment, professional, and consulting expenses. Management believes that its cost control initiative will result in lower spending relative to revenue in the second half of the year.

OTHER COSTS, INCOME AND INVESTMENT INCOME

                          Period to Period Change         Period to Period Change
                         For the Three Months Ended      For the Six Months Ended
                          June 30, 2001 and 2000          June 30, 2001 and 2000
                       ----------------------------    ----------------------------
                            $               %               $                %
                       ------------    ------------    ------------    ------------
Other Costs
Chemical Division               943             (31)           (585)           (101)
LLRW Division                  (136)           (256)         (1,084)            (93)
Corporate & Other              (144)             (9)          3,028            (128)

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's investment portfolio classified as trading securities. For the six-months ended June 30, 2001, the Company reported investment income of $208,000 compared to $237,000 for the same six months ending June 30, 2000. The Company closed an investment portfolio over the last twelve months and now maintains its excess cash in money market accounts and certificates of deposit. Included in this section is gain on sale of fixed assets for both 2001 and 2000. The Company arranged a sale lease back in August of 2000 and each month recognizes a gain of $18,000.

For the quarter interest expense increased to $346,000 from $60,000 during the second quarter last year. Likewise, interest expense for the six months ended June 30, 2001 increased to $604,000 from $108,000. The higher interest expense is the result of increased borrowing on the credit facility and the assumption of the $8.5 million industrial revenue bond obligation for USEI.

Other income for the three and six months ended June 30, 2001 was $788,000 and $1,024,000 compared to $199,000 and $489,000 for the same periods of 2000. The main reason for the large increase in 2001 was for burial fee adjustments the Company made for aged waste that had been processed and disposed of properly from the Oak Ridge facility. The Company made a very concentrated effort to remove the aged waste from the Oak Ridge facility during the first six months of 2001. This aged waste has now been properly disposed of other than a minor amount, which is accounted for, leaving the additional accrual from prior years of $250,000 available to be recognized as other income. The Company made reclassification entries for the post-acquisition of USEI bond interest premium for $177,000, restructuring fees of $52,000, $160,000 for prior years accrual of professional fees, $97,000 for the State of Washington business and occupational tax, $500,000 for burial fees and about $38,000 for cell and other amortization adjustments all totaling $1,024,000.

OPERATING EARNINGS AND NET INCOME

                                  Period to Period Change        Period to Period Change
                                For the Three Months Ended      For the Six Months Ended
                                  June 30, 2001 and 2000         June 30, 2001 and 2000
                               ----------------------------    ----------------------------
                                    $               %               $                %
                               ------------    ------------    ------------    ------------
Income from Operations
Chemical Division                       458              33           2,139              99
LLRW Division                        (1,286)           (173)         (1,928)           (119)
Corporate & Other                       191             (11)           (513)             24

EBINT (1)
Chemical Division                       895              72           2,647             132
LLRW Division                        (1,257)           (170)          1,871            (115)
Corporate & Other                       506             (31)              2              --

Consolidated Net Income                (438)            (66)           (334)             17

EBITDA (2)                             (364)            (30)            370             (12)


(1) EBINT represents earnings from operations before deducting interest and taxes.

(2) EBITDA represents earnings from operations before deducting interest and taxes plus depreciation and amortization expense.

For the three months ending June 30, 2001, the Company's Chemical Division posted income from operations of $1,839,000 or a $458,000 improvement over $1,381,000 reported for the same period of 2000, and had a similarly strong performance for the six months ended June 30, 2001 with $2,139,000 more operating income than one year ago. This improvement is from the addition and strong performance of the newly acquired Idaho facility, combined with El Centro's municipal solid waste growth, and the Beatty facility's strong second quarter principally due to the addition of thermal treatment and recovery technology.

The LLRW Division's operating income was lower by $1,286,000 and $1,928,000 for the three and six months ended June 30, 2001 compared to the same periods one year ago. As discussed in the revenue section of the results of operations the LLRW division revenue declined by 173% for the three months ended June 30, 2001 and 119% for the six months ended due to the Oak Ridge facility's focus on eliminating aged waste. During the second quarter Oak Ridge notified customers to delay shipments of revenue generating material so that facility operations could clear the site of aged waste. The Richland Washington facility revenue is also limited by rate base regulations and has been somewhat lower for the six months ended June 30, 2001 than for June 30, 2000.

Net income is measured at the consolidated level after corporate allocations, taxes and eliminating entries. For the three and six months ended June 30, 2001 the Company's consolidated net income was $227,000 and $1,612,000 or 66% and 17% less than the same periods one year ago. The main reason for this decrease in profitability was the loss in revenue from the Oak Ridge facility. The Company maintained generally a fairly flat direct operating cost and S,G&A for the LLRW division in the past year and likewise when the newly acquired Idaho facility operations are removed from the equation the Chemical Division maintained a strong command of expenses. Management believes that its cost control initiatives will result in lower spending relative to revenue in the second half of the year, thus improving profitability. Management is monitoring closely the performance of the Oak Ridge facility.

INCOME TAXES

The Company's effective income tax (benefit) rates were 10% and 3% for the quarters ending June 30, 2001 and 2000 respectively. The second quarter income tax expense of $38,000 and credit of $41,000 for each of the quarters ending June 30, 2001, and 2000, respectively is for payments on different state, local, and franchise taxes. For the six months ended June 30, 2001 the Company incurred $84,000 compared to $61,000 one year ago. The Company has a valuation allowance of approximately $19.8 million for deferred federal tax assets with more than $2.7 million of limited loss carry-forwards and $34.4 million of unlimited net operating loss carry-forwards. The Company does not anticipate a federal tax liability for 2001, however, the same credits are not available for state and local taxes and the Company estimates at least $150,000 of tax expense for 2001.

SEASONAL EFFECTS

Operating revenues are generally lower in the winter months than the warmer summer months. However, both Chemical and LLRW Services revenues are more affected by market conditions than seasonality.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". The FASB voted on June 29, 2001 unanimously in favor of the two Statements which were subsequently issued in the second half of July 2001. Management believes the adoption of these statements will have no material impact on the Company's financial statements.

CAPITAL RESOURCES AND LIQUIDITY

On June 30, 2001, cash, cash equivalents and short-term investments totaled $773,000, a decrease of $3,349,000 from December 31, 2000. The decrease in cash was due to on-going capital expenditures; customer rebates at the rate-regulated facility in Richland, Washington, payments for aged waste disposal, and the funding of operating losses at Oak Ridge. Accounts receivable totaled $10,372,000 at June 30, 2001 or an increase of $533,000 from December 31, 2000.
The Company's "days sales outstanding" has remained fairly steady since the acquisition of USEI at 71 days at June 30, 2001 and 72.5 at March 31, 2001. This shows that since the Company acquired USEI days sales has been fairly constant as the Company maintained 71.6 days at December 31, 2000.

As of June 30, 2001 the Company's liquidity, as measured by the current ratio, increased to 1.25:1 compared to 1.17:1 at December 31, 2000. The Company's working capital increased to $2,844,000 from $2,279,000 at December 31, 2000 but was down from $5,774,000 at March 31, 2001, but overall 2001 is a large improvement from one year ago, when the Company had a working capital deficit of $3,620,000 at June 30, 2000. Despite this increase in liquidity and availability of capital from the same period last year, management has a priority in the third quarter to extend the current banking arrangement. If the Company is unable to reach an accommodation and extension with it's bank, the line of credit borrowings now classified long-term debt will become short-term and will be due August 2002. This would cause a material, adverse change in the Company's working capital position.

Since December 31, 2000 the Company's leverage has increased, as evidenced by debt to equity ratio of 1.94:1.0 at June 30, 2001, compared to 1.53:1.0 at year end. The debt to equity ratio is defined as total debt divided by shareholders equity. This increase in the Company's leverage is principally the result of the assumption of the $8,500,000 industrial revenue bond and $12,000,000 of other USEI liabilities.

As of June 30, 2001, the Company has maintained a business banking relationship with Wells Fargo Bank in Boise, Idaho that provides an $8,000,000 line of credit. At this date the Company had $4,200,000 borrowed, not including $1,150,000 reserved for a standby letter of credit. At August 10, 2001, the Company had borrowed $4,000,000 not including the $1,150,000 reserved for a standby letter of credit and has $2,000,000 available for borrowing.

PART II OTHER INFORMATION.

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

US Ecology, Inc. V. Dames & Moore, Inc., Case No. CV OC 0101396D, Fourth Judicial District Court, Ada County, Idaho

and related case

Dames & Moore, Inc. v. US Ecology, Inc., et al., Index No. 602567-01, Supreme Court of New York, New York County, New York

On February 23, 2001, the Company's subsidiary, US Ecology, filed a breach of contract case in Idaho state court seeking (1) damages and reformation of the contract between US Ecology and Dames & Moore; (2) indemnification from Dames & Moore for Dames & Moore's negligence; and (3) a declaratory judgment declaring the "pay-if-paid" clause in the contract void and unenforceable as against public policy. This action arose due to Dames & Moore's failure to pay US Ecology for work performed under subcontract to Dames & Moore (prime contractor to Brookhaven Science Associates, LLC) for the removal, decontamination and disposal of above-ground cement ducts at Brookhaven National Laboratory in Upton, New York.

In addition to filing a motion to dismiss the action initiated by US Ecology in Idaho state court, on May 22, 2001 Dames & Moore filed a separate action in New York state trial court. The Dames & Moore New York action, which was served on US Ecology on May 24th, alleges, among other things, negligence on the part of US Ecology and certain crane companies providing services at the Brookhaven job site.

All parties have agreed to mediate the case. If mediation, and possible subsequent arbitration fails, the Company intends to seek consolidation of the New York and Idaho cases in Idaho. If necessary, the Company will defend the New York case vigorously.

Plaintiffs in a legal proceeding previously reported as resolved, David Dupuy and Richard Hammond v. American Ecology Environmental Services Corporation, et al, Cause No. 98-1304-C, 241st Judicial District Court, Smith County, Texas, have filed a request for appeal. The Company will vigorously oppose the request for appeal.

One of the Company's principal subsidiaries is a plaintiff in a case against the State of California, seeking to protect its interest in the Ward Valley site. US Ecology did not prevail in two federal lawsuits that had sought to recover development costs, as well as lost profits and lost opportunity costs related to development of the Southwestern LLRW Compact disposal facility in Ward Valley, California. The remaining lawsuit, filed against the State of California on May 2, 2000, seeks (1) a writ of mandate to compel California to acquire the property to build the Ward Valley project, (2) a court declaration of the state's duties to the Company, and (3) damages in excess of $162 million, primarily for costs incurred in developing the project, interest, and future lost profits. On July 6, 2000, the state of California filed a motion to dismiss the case. On October 24, 2000, the California court signed an order granting the state's motion to dismiss the case on demurrer. The Company has appealed the trial court's decision. Oral argument in the appeal is set for August 13, 2001.

The Company has intervened in a lawsuit against the State of Nebraska seeking recovery of approximately $6.5 million investment and future lost profits related to development of the proposed Central Interstate Compact LLRW disposal facility near Butte, Nebraska. The trial court has ruled on several preliminary matters that are now under appeal by the State of Nebraska. The trial court has not yet ruled on whether the Company may be awarded money damages. On April 12, 2000, the appeals court upheld the trial court's ruling that Nebraska is not immune to suit in this case and also upheld the trial court's preliminary injunction prohibiting Nebraska from taking any further steps in the state license hearing process until the matter is decided. The case was scheduled by the Court to go to trial in 2002. Discovery is now underway.

ITEM 2. CHANGES IN SECURITIES.

The Company completed a reverse stock split followed immediately by a equal forward stock split with a record date of June 29, 2001. Both the reverse and forward stock split are complete and the Company eliminated 3,842 common shareholders and retired 60,801 common shares at a 10-day average trading price from the record date of $2.43 per common share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 24, 2001. On the record date of March 30, 2001 there were 13,755,269 shares of common voting stock. At the meeting, Rotchford L. Barker, Paul C. Bergson, Keith D. Bronstein, Edward F. Heil, Jack K. Lemley, Paul F. Schutt, and Dan Rostenkowski were elected to serve as directors of the Company for the next year, the reverse forward stock split described in Item 2 above was approved, the increase of 350,000 shares available under the 1992 directors stock option plan was approved, and the appointment of Balukoff, Lindstrom & Co., P.A. as independent public accountants for the year ending December 31, 2001 was ratified.

The voting on such items was as follows:
Election of Directors

                                  For         Withheld Authority
                           ----------------   ------------------
Rotchford L. Barker              12,220,784            878,894
Paul C. Bergson                  12,222,156            877,522
Keith D. Bronstein               12,222,156            877,522
Edward F. Heil                   12,215,000            884,678
Jack K. Lemley                   12,210,888            888,790
Paul F. Schutt                   12,215,156            884,522
Dan Rostenkowski                 12,047,901          1,051,777

More than 90% of all votes were in favor of the elected directors.


(2) The proposal to amend the 1992 director's stock option plan to increase the shares available by 350,000:

      For             Against           Abstain
---------------   ---------------   ---------------
     11,982,561         1,030,344            86,773


(3) The proposal to approve 100:1 reverse stock split followed by a 1:100 forward stock split of the Company's voting common stock received the following votes:


      For            Against             Abstain
---------------   ---------------   ---------------
     12,798,986            71,293            49,399



(4) Ratify Appointment of Independent Auditors of Balukoff, Lindstrom & Co.,
P.A.


         For               Against            Abstain
--------------------   ---------------   ---------------
          13,049,729            13,210            36,739


ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits


Exhibit                                                                             Incorporated by Reference from
No.         Description                                                              Registrant's
-------     -----------                                                              ------------------------------
3.1         Restated Certificate of Incorporation, as amended                        1989 Form 10-K

3.2         Certificate of Amendment to Restated Certificate of Incorporation dated  Form S-4 dated 12-24-92
            June 4, 1992

3.3         Amended and Restated Bylaws dated February 28, 1995                      1994 Form 10-K

10.1        Sublease dated February 26, 1976, between the State of Washington, the   Form 10 filed 3-8-84
            United States Dept. of Commerce and Economic Development, and Nuclear
            Engineering Company with Amendments dated January 11, 1980, and January
            14, 1982.

10.2        Lease dated May 1, 1977 ("Nevada Lease"), between the state of Nevada,   Form 10 filed 3-8-84
            Dept. of Human Resources and Nuclear Engineering Company, with Addendum thereto, dated December 7, 1982


10.3        Addendum to Nevada Lease dated March 28, 1988                            1989 Form 10-K

10.4        Nevada State Health Division, Radioactive Material License issued to US  1989 Form 10-K
            Ecology, Inc. dated December 29, 1989

10.5        Administrative Order by Consent between the United States Environmental  1985 Form 10-K
            Protection Agency and US Ecology, Inc. ("USE") dated September 30, 1985

Exhibit                                                                             Incorporated by Reference from
No.         Description                                                              Registrant's
-------     -----------                                                              -----------------------------
10.6        State of Washington Radioactive Materials License issued to US Ecology,  1986 Form 10-K
            Inc. dated January 21, 1987

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

10.12       Amendment to Central Interstate Compact Agreement May 1, 1990            1994 Form 10-K

10.13       Second Amendment to Central Interstate Compact Agreement dated June 24,  1994 Form 10-K
            1991


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

10.36       Settlement Agreement dated September 24, 1993 by US Ecology, Inc., the   1993 Form 10-K
            State of Nevada, the Nevada State Environmental Commission, and the
            Nevada Dept. of Human Resources

10.37       Settlement Agreement dated as of January 19, 1994 by and among US        1993 Form 10-K
            Ecology, Inc., Staff of the Washington Utilities and Transportation
            Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
            General Electric Company, the Washington Public Power Supply System and
            Public Service Company of Colorado.

Exhibit                                                                             Incorporated by Reference from
No.         Description                                                              Registrant's
-------     -----------                                                              ------------------------------
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

10.50       Increase Additional Number of Share Options to Directors Plan of 1992    Form S-8 dated 12-30-98

10.51       Increase Additional Number of Share Options of 1992 Employees Plan       Form S-8 dated 12-20-99

10.52       Amended and Restated American Ecology Corporation 1992 Outside Director  Proxy Statement dated 4-8-98
            Stock Option Plan


10.53       Amended and Restated American Ecology Corporation 1992 Stock Option Plan Proxy Statement dated 4-12-99

21          List of Subsidiaries                                                     1994 Form 10-K



*Management contract or compensatory plan.

(b) Reports on Form 8-K

16.1        Change of Auditors Letter - November 25, 1996                         Form 8-K

10.44       Series E Redeemable Convertible Preferred Stock - November 27, 1996   Form 8-K

10.45       Third Amended & Restated Credit Agreement - February 18, 1997         Form 8-K

10.48       Court Judgment Houston 88-January 26, 1998                            Form 8-K

10.49       Bank Restructure-Chase Bank of Texas N.A. November 19, 1998           Form 8-K

10.54       Acquisition of Envirosafe of Idaho on February 2, 2001                Form 8-K

10.55       Amended Item 2 and 7 of the report on Form 8-K for the acquisition    Form 8-K/A filed April 16, 2001
            of Envirosafe of Idaho

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN ECOLOGY CORPORATION
                                    (Registrant)


Date: August 13, 2001               By:  /s/ Jack K. Lemley
                                         ------------------
                                    Jack K. Lemley
                                         Chairman and Chief Executive Officer
                                         and President

Date: August 13, 2001               By:  /s/ James R. Baumgardner
                                         ------------------------
                                    James R. Baumgardner
                                    Senior Vice President and Chief Financial
                                    Officer