Form 10-Q
period 2001-09-30
AMERICAN ECOLOGY CORP
filed 2001-11-14
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001


                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________to_______________________


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

                                 (208) 331-8400
                                ---------------
               (Registrants telephone number, including area code)

Indicate by a check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO [ ]

              At November 13, 2001, Registrant had outstanding 13,720,622 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION



                                                                            PAGE
Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheet
           (Unaudited)                                                         4

          Consolidated Statements of Operations
           (Unaudited)                                                         5

          Consolidated Statements of Cash Flows
           (Unaudited)                                                         6

          Consolidated Statements of Shareholders' Equity
            (Unaudited)                                                        7

          Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 16



                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings                                                   26

Item 2.   Changes in Securities                                               27

Item 3.   Defaults upon Senior Securities                                     27

Item 4.   Submission of Matters to a Vote of Security Holders                 27

Item 5.   Other Information                                                   27

Item 6.   Exhibits and Reports on Form 8-K                                    27

          Signatures                                                          30


OFFICERS
Stephen A. Romano
President and Chief Operating Officer

James R. Baumgardner
Senior Vice President, Chief Financial Officer
Treasurer and Secretary

L. Gary Davis
Vice President and Controller

DIRECTORS
Rotchford L. Barker
Independent Businessman

Paul C. Bergson
Principal
Bergson & Company

Keith D. Bronstein
President
Tradelink, LLC

Edward F. Heil
Chairman of the Board
American Environmental Construction Company

Dan Rostenkowski
President DanRoss &Associates, Inc.

Paul F. Schutt
Chief Executive Officer
Nuclear Fuel Services, Inc.

Thomas A. Volini
Chairman, CEO and President
Town & Country Utilities, Inc.

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


AUDITOR
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise, Idaho 83702
208-344-7150

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                           September 30,          December 31,
                                                                              2001                   2000
                                                                              ----                   ----
ASSETS
Current Assets:

     Cash and cash equivalents                                                $  1,460            $  4,122
     Receivables (trade and other), net of allowance for
       Doubtful accounts of $1,490 and $568 respectively                        11,299               9,839
     Income tax receivable                                                         740                 740
     Prepayments and other                                                       2,205               1,316
                                                                              --------            --------
          Total current assets                                                  15,704              16,017

Cash and investment securities, pledged                                            242                 235
Property and equipment, net                                                     34,296              18,488
Facility development projects                                                   27,289              27,430
Intangible assets relating to acquired businesses, net                             348                 366
Other assets                                                                     4,708               3,214
                                                                              --------            --------
          Total assets                                                        $ 82,587            $ 65,750
                                                                              ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                        $  1,231            $  1,094
     Accounts payable                                                            3,983               2,680
     Accrued liabilities                                                         6,936               9,149
     Current portion of accrued closure and post closure obligations               700                 700
     Income taxes payable                                                          320                 115
                                                                              --------            --------
          Total current liabilities                                             13,170              13,738

Long term debt, excluding current portion                                       17,809              10,775
Closure and post closure obligation, excluding current portion                  25,434              15,253
                                                                              --------            --------
           Total liabilities                                                    56,413              39,766
Commitments and Contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                  --                  --
     Series D cumulative convertible preferred stock, $.01 par value,
          100,001 authorized and issued, 5,263 shares converted and retired          1                   1
     Series E redeemable convertible preferred stock, $10.00 par value,
          300,000 authorized and issued, 300,000 shares converted and
          retired                                                                   --                  --
     Common stock, $.01 par value, 50,000,000 authorized, 13,720,622
          and 13,704,050 shares issued and outstanding respectively                138                 137
     Additional paid-in capital                                                 54,500              54,610
     Retained earnings (deficit)                                               (28,465)            (28,764)
                                                                              --------            --------
             Total shareholders' equity                                         26,174              25,984
                                                                              --------            --------
      Total Liabilities and Shareholders' Equity                              $ 82,587            $ 65,750
                                                                              ========            ========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                                     2001       2000          2001         2000
                                                                  ------------------          ------------------
Revenue                                                            $ 13,896    $ 11,796     $ 40,493    $ 31,600
Direct operating costs                                                8,498       6,555       23,572      17,327
                                                                   --------    --------     --------    --------
Gross profit                                                          5,398       5,241       16,921      14,273
Selling, general and administrative expenses                          6,326       4,228       16,697      11,672
                                                                   --------    --------     --------    --------
Income (loss) from operations                                          (928)      1,013          224       2,601
Investment income (loss)                                                 24         (95)         231         143
Interest income (expense)                                              (294)       (175)        (898)       (249)
Gain on sale of assets                                                   50          45          162          44
Other income (loss)                                                     (34)        320          990         775
                                                                   --------    --------     --------    --------
Net income (loss) before income taxes                                (1,182)      1,108          709       3,314
Income tax expense (benefit)                                             30           8          114          69
                                                                   --------    --------     --------    --------
Net income (loss)                                                    (1,212)      1,100          595       3,245
Preferred stock dividends                                                99         100          295         299
                                                                   --------    --------     --------    --------
Net income (loss) available to common
     shareholders                                                  $ (1,311)   $  1,000     $    300    $  2,946
                                                                   ========    ========     ========    ========
Basic earnings per share                                           $   (.10)   $    .07     $    .02    $    .22
                                                                   ========    ========     ========    ========
Diluted earnings per share                                         $   (.10)   $    .06     $    .02    $    .18
                                                                   ========    ========     ========    ========
Dividends paid per common share                                    $     --    $     --     $     --    $     --
                                                                   ========    ========     ========    ========



See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                              Nine Months Ended September 30,
                                                                                    2001        2000
                                                                                    ----        ----
Cash flows from operating activities:

     Net income                                                                  $    595       3,245
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                               3,953       1,647
        (Gain) on sale of assets                                                     (162)     (1,098)
Changes in assets and liabilities:
        Receivables                                                                (1,461)     (2,983)
        Investment securities classified as trading                                    (6)         (7)
        Other assets                                                                1,337        (146)
        Accounts payable and accrued liabilities                                   (1,236)       (324)
        Income tax payable                                                           (204)        (40)
        Facility closure and post closure obligations                                (391)       (371)
                                                                                 --------    --------
             Total adjustments                                                      1,830      (3,322)
                                                                                 --------    --------

Net cash provided by (used in) operating activities                                 2,425         (77)

Cash flows from investing activities:
        Capital expenditures                                                       (8,439)     (7,959)
        Proceeds from sales of property and equipment                                --         2,000
                                                                                 --------    --------
Net cash used in investing activities                                              (8,439)     (5,959)

Cash flows from financing activities:
        Proceeds from issuance of indebtedness                                      4,005       4,032
        Stock options exercised                                                      --            57
        Repayments of indebtedness                                                   (653)       (599)
                                                                                 --------    --------

Net cash provided by financing activities                                           3,352       3,490


Increase (decrease) in cash and cash equivalents                                   (2,662)     (2,546)
Cash and cash equivalents at beginning of period                                    4,122       4,771
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $  1,460    $  2,225
                                                                                 ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
        Interest paid                                                            $    898    $    249
        Income taxes                                                                  160         130
        Acquisition of equipment with capital leases                                2,280       3,006
        Acquisition through assumption of debt                                     20,400        --


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ in 000's)


                                                                                  ADDITIONAL           RETAINED
                                       PREFERRED STOCK         COMMON STOCK     PAID-IN CAPITAL    EARNINGS (DEFICIT)
                                       ---------------         ------------     ----------------   ------------------
Balance, December 31, 2000                 $         1           $      137         $    54,610          $    (28,764)

Net income                                          --                   --                  --                 1,482
Common stock issuance                               --                    2                  32                    --
Dividends for preferred stock                       --                   --                  --                   (97)
                                                    --                   --                  --                    --
                                           -----------           ----------         -----------          ------------
Balance March 31, 2001                               1                  139              54,642               (27,379)
Net income                                          --                   --                  --                   326
Common stock issuance                               --                   --                   5                    --
Dividends for preferred stock                       --                   --                  --                   (99)
Other adjustment                                    --                   --                  --                    (1)
                                           -----------           ----------         -----------          ------------
                                                    --                   --                  --                   ---
Balance June 30, 2001                      $         1           $      139         $    54,647           $   (27,153)
                                           ===========           ==========         ===========           ===========

Net income                                          --                   --                  --                (1,212)
Reverse/forward stock split                         --                  (1)                (148)                   --
Dividends for preferred stock                       --                   --                  --                   (99)
Other adjustments                                   --                   --                   1                    (1)
                                           -----------           ----------         -----------          ------------
                                                    --                   --                   -                   ---
Balance September 30, 2001                 $         1           $      138         $    54,500           $   (28,465)
                                           ===========           ==========         ===========           ===========


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

NOTE 2.  OTHER ASSETS.

Other assets totaled $4,708,000 and $3,214,000 at September 30, 2001 and December 31, 2000 respectively. The other asset category includes the following accounts (in thousands):

                                                                 September 30, 2001     December 31, 2000
                                                                 ------------------     -----------------
Long term notes receivable                                           $        77           $         68
Security deposits                                                             21                     34
Thermal processing construction in progress                                  163                     31
Permits                                                                    4,363                  3,008
Other assets deferred                                                         84                     73
                                                                              --                     --
                                                                     -----------           ------------
Total other assets                                                   $     4,708           $      3,214
                                                                     ===========           ============

NOTE 3.  LONG-TERM DEBT.

Long-term debt at September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                                  September 30, 2001      December 31, 2000
                                                                  ------------------      -----------------
Notes payable                                                        $        986           $        792
Line of credit                                                              4,850                  4,093
Industrial revenue bond                                                     8,500                     --
Capital lease obligations and other                                         4,704                  6,984
                                                                     ------------           ------------
                                                                           19,040                 11,869
                  Less: Current maturities                                 (1,231)                (1,094)
                                                                     ------------           ------------
                  Long term debt                                     $     17,809           $     10,775
                                                                     ============           ============

Aggregate maturity of future minimum payments under long term debt and capital leases is as follows (in thousands):

                            September 30, 2001      December 31, 2000
                            ------------------      -----------------
2001                           $           548          $       1,094
2002                                    14,576                  8,586
2003                                     2,373                  1,549
2004                                     1,356                    621
2005                                       143                     19
2006                                        44                     --
                                            --                     --
                               ---------------          -------------
TOTAL                          $        19,040          $      11,869
                               ===============          =============

The Company has several long-term capital leases and notes payable that total approximately $4.8 million. These leases and notes payable are principally for assets acquired at Oak Ridge, Tennessee that bear a 10% interest rate, at Beatty, Nevada, that bear an interest rate between 5.8% and 8.9%, at Richland, Washington bearing interest rates of 5.25% through 6.14% and at Robstown, Texas bearing interest rates between 6% and 14% expiring over the next 5 years.

On August 17, 2000, the Company entered into a 2-year Credit Agreement with a local bank that provides a revolving line of credit. The line of credit is secured by the Company's accounts receivable. Under the terms of the Credit Agreement, borrowing under the line of credit cannot exceed 80% of eligible accounts receivable or $8.0 million, whichever is less. After September 30, 2001 interest on borrowings is based on a 'pricing grid,' whereby the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company can elect to borrow utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate ("LIBOR") plus an applicable spread. Through September 30, 2001, borrowings are Prime plus 0.75% or LIBOR plus 3.25%, at the election of the Company, subject to certain conditions. The Credit Agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio, and a debt service coverage ratio. At September 30, the Company was in compliance with all applicable financial covenants. The Credit Agreement matures on October 15, 2002. The Company is currently updating its business plan for use in negotiating the extension of maturity date and certain other conditions. There can be no assurance that the Company will be successful in its negotiations with its Bank. If the Company is unsuccessful and is unable to extend the maturity of the credit facility past December 31, 2002, the Company will reclassify the line of credit borrowings as short-term consistent with GAAP. Reclassifying the line of credit borrowings as short-term debt would have a material, adverse affect on the Company's working capital position and would, under certain conditions, trigger Bank liquidity covenants.

At September 30, 2001, the outstanding balance on the revolving line of credit was $4,850,000. The Company is required to reserve for a $1,150,000 standby letter of credit under the line of credit. At September 30, 2001, the Company had $442,000 available for additional borrowing under the line of credit. During the third quarter of 2001, the interest rate on the line of credit borrowings ranged from 7.08% to 8.10%. The Company has continued to borrow and repay according to business demands and availability of cash. The Company anticipates that borrowings will continue to fluctuate, and that additional borrowing capacity likely will be required to accommodate planned expansion and growth. There can be no assurance that the Company can raise additional financing beyond the $8.0 million line of credit.

The Company has an $8.5 million Industrial Revenue Bond ("IRB") associated with the Grand View, Idaho facility. The proceeds from the IRB were used to make capital additions and improvements to the Grand View facility prior to the Company's acquisition of the facility. The IRB bears interest of 8.25%. The IRB matures November 1, 2002. The Company is currently discussing potential extension of the maturity date with the Bondholders. If the Company is unable to extend the maturity of the Bonds past December 31, 2002 on reasonable terms, it will reclassify the IRB borrowings as short-term to be consistent with GAAP. Reclassifying the IRB as short-term would have a material, adverse affect on the Company's working capital position and require the Company to renegotiate the Bank liquidity covenants.

On April 4, 2001, the Company entered into a $1,113,930 long-term financing agreement with AFCO Finance to finance 2001-2002 insurance premiums. The loan bears an annual interest rate of 5.59%. Final payment is due February 2002. The Company has consistently financed its insurance premiums through AFCO Finance in the ordinary course of business.

The Company has several other long-term obligations that mature at different times. These obligations include accrued dividends payable on Series D Preferred Stock totaling $1,093,000, reserve for special waste at the Oak Ridge, Tennessee facility for $350,000, a long-term payable to Boston Edison for $230,000, lease payments of $1,623,000, and the above-mentioned industrial revenue bond for the Idaho facility for $8,500,000. These long-term obligations total $11,796,000.

NOTE 4.      EARNINGS PER SHARE.

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans pursuant to terms of the Company's 1992 Stock Option Plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings per share. The following table shows the weighted average number of common shares outstanding and the potential dilutive effect of outstanding options, warrants, and convertible preferred shares.

(in thousands except per share)                                Three Months Ended       Nine Months Ended
                                                                  September 30,            September 30,
                                                                2001         2000        2001        2000
                                                                ----         ----        ----        ----
BASIC
Net Income (loss)                                             $ (1,212)   $ 1,100      $   595    $  3,245
                                                              ========    =======      =======    ========
Weighted average common shares                                  13,721     13,709       13,721      13,709
Net income (loss)  per share, basic                           $   (.10)   $   .07      $   .02    $    .22
                                                              --------    -------      -------    --------

DILUTED
Weighted average of common shares                               13,721     13,709       13,721      13,709
Dilutive effect of common stock options and warrants             3,696      2,653        3,696       2,653
                                                              --------    -------      -------    --------

Total weighted average common and dilutive shares
     Outstanding                                                17,417     16,362       17,417      16,362
Net income (loss) per share, diluted                           $  (.10)    $  .06      $   .02    $    .18
                                                              --------    -------      -------    --------


NOTE 5.     FACILITY DEVELOPMENT PROJECTS.

The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility") in California, and has been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility") in Nebraska.

The State of California has discontinued its efforts to obtain the Ward Valley property from the U.S. Department of the Interior. For the Company to realize its investment, the federal government must transfer the land to California, or the Company must recover monetary damages from the State of California.

In 1997, the Company filed two lawsuits against the United States. In the first case, US Ecology sued to recover monetary damages. In the second federal court action, US Ecology sought an order to compel the transfer of the

Ward Valley site. Both actions were dismissed, due in part to the State of California's decision to discontinue their participation as co-plaintiff with the company. No further appeals are pending.

In May 2000, the Company filed a lawsuit against the State of California in Superior Court for the County of San Diego seeking to compel California to acquire the property to build the Ward Valley project or pay monetary damages in excess of $162 million. In October 2000, the California trial court granted the State's motion to dismiss the case. The Company appealed this ruling to the California Court of Appeals, Fourth Appellate District. On September 5, 2001 the California Court of Appeals reversed key portions of the lower court's ruling. The Appeals Court ruling held that California's Radiation Control Law granted the Department of Health Services the authority to enter into contracts regarding establishment of the Ward Valley facility. The court further held that the Company adequately alleged that California had induced it to spend money based on promises that were later broken. The Court wrote in its finding that "In this case, Ecology alleged facts that fit within the classic model of a promissory estoppel claim." The three-judge panel also vacated the lower court's order permitting intervention in the case by several Ward Valley opposition groups and remanded the case for trial.

On October 15, 2001 both the State of California and the Company filed petitions for review with the California Supreme Court. Each party seeks review of those portions of the Court of Appeals ruling adverse to its interests. Briefing on the matter is to be completed by November 15, 2001. The Supreme Court is expected to decide whether to grant review no later than January 15, 2002. If review is not granted, the case will proceed to trial in State Superior Court.

All costs through July 31, 1999 for development of the Ward Valley facility were capitalized, and since then have been expensed as incurred. As of September 30, 2001, the Company had deferred $20,952,000 (25% of total assets) of pre-operational facility development costs, of which $895,000 represents capitalized interest. If the facility were to become operational, these costs would be recovered during the facility's first 20 years of operation from disposal fees approved by the California Department of Health Services (DHS).

Beginning in 2000, the Company is no longer required to pay the $250,000 annual license fee to the Department of Health Services pending further notice by the state. While the Company's 1993 license to construct and operate the Ward Valley facility remains valid, there can be no assurance that the Company will prevail in Court, that California will complete the land transfer, or that the Company will recover its investment through facility construction and operation.

The Company has incurred reimbursable costs and received revenue for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). US Ecology has a $6.5 equity position in the Butte, Nebraska project, but has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. Electric utility companies generating waste within the CIC's five-state region (the "Major Generators") have provided the balance of the CIC's funding to develop the Butte facility. As of September 30, 2001, the Company has contributed and capitalized approximately $6,478,000 of costs (7.8% of total assets), $386,000 of which is capitalized interest, toward development of the Butte facility.

In 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to petition for a contested case challenging the State's denial, which US Ecology filed in early 1999.

The Major Generators filed suit in the Federal District Court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff, also seeking relief. The contested case is stayed by a preliminary injunction issued by the presiding federal judge. The court has issued a scheduling order setting trial for June 2002. Discovery in the case is underway.

The timing and outcome of the above matters are unknown. The Company continues to pursue completion of the California project or recovery of money damages from California in state court, and will continue its participation in federal court litigation to protect its investment in the proposed Butte, Nebraska facility. The Company believes that the deferred site development costs for both facilities will be realized. In the event operations of either facility do not commence, or the Company is unable to recoup its investments through legal recourse, it would have a material adverse effect on the Company's financial position.

The following table shows the ending capitalized balances for facility development costs for the periods ended September 30, 2001 and December 31, 2000 (in thousands):

                                                Capitalized Costs    Capitalized Interest      Total
                                                -----------------    --------------------      -----
          Ward Valley, CA Project                   $    20,057           $       895        $   20,952
          Butte, Nebraska Project                         6,092                   386             6,478
                                                    -----------           -----------        ----------
          Total                                     $    26,149           $     1,281        $   27,430
                                                    ===========           ===========        ==========

NOTE 6.  INCOME TAXES.

The Company had an effective federal tax rate of 0% on September 30, 2001 and December 31, 2000 respectively. The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent to the long-term nature of facility closure and post closure costs, uncertainties regarding future operating results, and limitations on utilization of acquired net operating loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforward of approximately $33,643,000 at September 30, 2001, begins to expire in the year 2006. Of this carryforward, $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The amount of the Company's net operating loss carryforwards could be reduced if the Company is ultimately unsuccessful in pursuing a pending refund claim but no material change is expected based on the current status of this claim.

The portion of the unrestricted net operating losses and limited carryforward under Internal Revenue Code expires as follows:

                             Limited        Unrestricted
                        Carryforward        Carryforward
            Year              Amount              Amount
            ----              ------              ------
            2006            $793,000
            2007           1,080,000
            2008             872,000
            2010                               4,280,000
            2011                               8,657,000
            2012                               7,828,000
            2018                               6,105,000
            2019                               3,574,000
            2020                                 454,000

The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce the Company's net operating loss carryforwards. On November 29, 1999, the Company protested this denial which is currently pending with the IRS. The Company has tentatively settled this claim in 2000 but this settlement was rejected by the Congressional Joint Committee on Taxation because the main issue was then pending before the United States Supreme Court in a case involving another taxpayer. This issue was subsequently resolved in a favor of the Company's position by the Supreme Court. As a result, the IRS Appellate Office has conceded this issue. The forwarding of this claim to the Joint Committee for approval is currently being held up while the Appellate Office re-examines two issues it previously conceded. These issues effect only loss carryforwards, not the amount of the refund which should be $605,009 plus statutory interest at rates varying from 4.5% to 6.5% from 1995 to the date the refund is paid.

NOTE 7.  ENVIRONMENTAL LIABILITIES.

Environmental Matters

The Company maintains reserves and insurance policies for costs associated with future closure and post closure obligations for both currently and formerly operated disposal facilities. These reserves are set based on professional engineering studies and analysis of regulatory requirements performed at least annually. Costs accounted for may include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring and/or remediation, and other monitoring or routine maintenance costs required after a disposal site stops accepting waste. The total estimated final closure and post closure cost must be fully accrued for each landfill at the time a site stops accepting waste. The Company believes its reserves for this purpose are adequate.

The Company estimates that the aggregate final closure and post closure costs for all insured facilities owned or operated was approximately $26,134,000 as of September 30, 2001. The Company has a prepaid insurance policy with 2 years remaining for these facilities and has also set aside investment securities to pay certain deductible limits.

Management believes that disposition of these environmental matters in the ordinary course of business will not have a material adverse effect on the financial condition of the Company. Operation of disposal facilities creates operational, monitoring, site maintenance, closure and post closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of such costs, regulations, statutes, or other future events affecting its facilities.

Financial Assurance and Site Maintenance

When disposal facilities reach capacity or upon lease or license termination, they must be closed and then maintained for a prescribed period. In the case of hazardous waste facilities, federal regulation requires that operators demonstrate financial capability to close on an immediate, unscheduled basis. The estimated costs of such a closure are set forth in the operator's closure/post closure plan required by the Resource Conservation and Recovery Act ("RCRA").

The Company has provided letters of credit, trust funds and certificates of insurance as financial assurance to meet closure and post closure obligations at its hazardous waste facilities. Cash and investment securities totaling $242,000 at September 30, 2001 and $235,000 at December 31, 2000 have been pledged as collateral for these obligations. Management believes that $242,000 is an adequate reserve combined with the other financial assurance mechanisms maintained.

When the Company acquired Envirosafe Services of Idaho, Inc. on February 1, 2001, the new subsidiary's Grand View, Idaho facility provided the required RCRA financial assurance through a $15 million surety bond held by the State of Idaho, secured by $2.5 million in cash collateral, for closure and post closure obligations. The Company has since replaced the surety bond with an insurance policy, which was accepted by the regulatory agencies. This policy is consistent, in form and substance, with closure and post closure insurance policies the Company maintains for its other facilities.

NOTE 8. OPERATING SEGMENTS.

The Company operates two primary business segments, Chemical Services and LLRW Services. The Chemical Services division provides hazardous, PCB, non-hazardous, municipal and certain very low level radioactive waste management services. The LLRW Services division processes, packages, and disposes of material contaminated with low levels of radioactivity. The Company evaluates the performance of its operating segments based on gross profit, selling, general and administrative expense, interest expense and income, corporate allocation, and after an apportioned income tax. Segment data includes inter-company transactions at cost, and allocation for certain corporate costs. Select information for the Company's reportable segments is shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

                                    ----------------------------------------------------------------------------
                                         CHEMICAL                  LLRW            CORPORATE
                                         SERVICES                SERVICES           & OTHER             TOTAL
                                    ----------------------------------------------------------------------------
THREE MONTHS ENDING SEPTEMBER 30, 2001

Revenue                                     $     9,818         $    4,179         $    (101)       $    13,896
Direct operating cost                             5,496              3,042               (40)             8,498
                                    ----------------------------------------------------------------------------
Gross profit                                $     4,322         $    1,137         $     (61)       $     5,398
Selling, general & administrative                 2,583              1,730             2,013              6,326
                                    ----------------------------------------------------------------------------
Income (loss) from operations                     1,739               (593)           (2,074)              (928)
Investment income                                    11                  3                10                 24
Gain on sale of assets                               36                 14                 -                 50
Interest expense                                   (215)               (18)              (61)              (294)
Corporate allocation & other                     (1,171)              (939)            2,076                (34)
                                    ----------------------------------------------------------------------------
Income before taxes                                 400             (1,533)              (49)            (1,182)
Income taxes                                                                              30                 30
Net income (loss)                           $       400         $   (1,533)        $     (79)       $    (1,212)

NINE MONTHS ENDING SEPTEMBER 30, 2001

Revenue                                     $    27,619         $   13,249         $    (375)       $    40,493
Direct operating cost                            14,763              8,989              (180)            23,572
                                    ----------------------------------------------------------------------------
Gross profit                                $    12,856         $    4,260         $    (195)       $    16,921
Selling, general & administrative                 6,825              5,166             4,706             16,697
                                    ----------------------------------------------------------------------------
Income (loss) from operations                     6,031               (906)           (4,901)               224
Investment income                                   178                  4                49                231
Gain on sale of assets                              121                 41                 -                162
Interest expense                                   (730)               (76)              (92)              (898)
Corporate allocation & other                     (2,632)            (2,198)            5,820                990
                                    ----------------------------------------------------------------------------
Income before taxes                               2,968             (3,135)              876                709
Income taxes                                                                             114                114
Net income (loss)                           $     2,968         $   (3,135)        $     762        $       595
Total Assets                                     47,196             36,213              (822)            82,587

THREE MONTHS ENDING SEPTEMBER 30, 2000

Revenue                                     $     4,244         $    7,552         $      --        $    11,796
Direct operating cost                             2,385              4,366              (196)             6,555
                                    ----------------------------------------------------------------------------
Gross profit                                $     1,859         $    3,186         $     196        $     5,241
Selling, general & administrative                 1,146              1,513             1,569              4,228
                                    ----------------------------------------------------------------------------
Income (loss) from operations                       713              1,673            (1,373)             1,013
Investment income                                    (9)                (6)              (80)               (95)
Gain on sale of assets                               33                 12                --                 45
Interest expense                                    (37)               (57)              (81)              (175)
Corporate allocation & other                        717              1,066            (1,463)               320
                                    ----------------------------------------------------------------------------

                                    ----------------------------------------------------------------------------
                                         CHEMICAL                  LLRW            CORPORATE
                                         SERVICES                SERVICES           & OTHER             TOTAL
                                    ----------------------------------------------------------------------------
Income before taxes                               1,417              2,688            (2,997)             1,108
Income taxes                                                                               8                  8
                                    ----------------------------------------------------------------------------
Net income                                  $     1,417         $    2,688         $  (3,005)        $    1,100

NINE MONTHS ENDING SEPTEMBER 30, 2000
-------------------------------------

Revenue                                     $    13,298         $   18,302         $      --        $    31,600
                                    ----------------------------------------------------------------------------
Direct operating cost                             7,816              9,853              (342)            17,327
Gross profit                                $     5,482         $    8,449         $     342        $    14,273
Selling, general & administrative                 2,769              5,314             3,589             11,672
                                    ----------------------------------------------------------------------------
Income (loss) from operations                     2,713              3,135            (3,247)             2,601
Investment income                                    37                  1               105                143
Gain on sale of assets                               32                 12                --                 44
Interest expense                                    (33)               (82)             (134)              (249)
Corporate allocation & other                      1,449              2,161            (2,835)               775
                                    ----------------------------------------------------------------------------
Income before taxes                               4,198              5,227            (6,111)             3,314
Income taxes                                         --                 --                69                 69
                                    ----------------------------------------------------------------------------
Net income                                  $     4,198         $    5,227         $  (6,180)        $    3,245
Total Assets                                     24,414             39,674               371             64,459
----------------------------------------------------------------------------------------------------------------

NOTE 9.           CASH AND INVESTMENT SECURITIES.

The Company maintains several bank and money market accounts totaling $1,460,000 at September 30, 2001. The Company also had $242,000 of cash and investment securities pledged for closure and post closure obligations.

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

Insurance:

The Company carries a broad range of insurance coverage which management considers prudent to protect the Company's assets and operations. This coverage is subject to varying degrees of risk retention by the Company.

Casualty coverage currently includes $1,000,000 primary commercial general liability with a $2,000,000 aggregate and $1,000,000 primary automobile liability. The Company maintains workers' compensation insurance in accordance with laws of the various states in which it is an employer. This coverage is supported by $35,000,000 in umbrella insurance protection. A property policy provides insurance coverage for real and personal property. The Company also maintains an environmental impairment liability ("EIL") insurance policy for certain of its treatment and disposal facilities, transfer stations, and processing facilities. This provides coverage for property damage and/or bodily injury to third parties caused by potential off-site pollution emanating from such disposal facilities, transfer stations, or processing facilities in the amount of $20,000,000 of coverage per loss with a $20,000,000 aggregate limit. Professional environmental consultants liability insurance is carried to cover damages the Company is legally obligated to pay because of an act, error or omission in professional services, or a loss resulting in environmental impairment away from an owned site. This policy is subject to a $10,000,000 per occurrence limit with a $10,000,000 aggregate limit.

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

NOTE 11.    PREFERRED STOCK.

In November 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") in a private offering to four of its directors for $3,000,000 in cash. The Series E stock is now retired but carries 3,000,000 warrants with no assigned value and a $1.50 per share exercise price that expire June 2008.

In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("Series D") and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 shares of Series D stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. Offering expenses of $101,000 and $140,000 in settlement of liabilities were deducted from the proceeds. At September 30, 2001, each Series D share became convertible at any time at the option of the holder into 15.30 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price plus accrued dividends times 1.44 due to dilution by later securities issuance.

Dividends on the Series D are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Current bank credit facility covenants prohibit the payment of dividends. One holder of Series D stock has claimed the subordination provision in the Series D designation certificate does not apply to the current bank credit facility, and has asserted that quarterly dividends should be paid. The Company disagrees with this interpretation and has so notified the preferred shareholder involved. Accrued dividends at September 30, 2001 totaled $1,093,000.

On September 12, 1999, the warrants issued with the Series D expired except for those belonging to one Series D holder. The Company extended an offer to all Series D holders to extend the warrants to September 13, 2002 if they agreed to converted their Series D to common stock. One holder converted 5,263.2 Series D shares for 69,264 common shares and extended 64,211 warrants. Each warrant has an exercise price of $4.75. No value was assigned to the warrants in the accompanying consolidated financial statements as the value is deemed de minimus. 100,001 shares ofSeries D preferred stock remain outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Actual results could differ materially from the Company's historic results of operations and those discussed in these forward-looking comments. Factors that could cause actual results to differ materially include, but are not limited to, those identified in Notes 5, 6, 7, and 10 to the Consolidated Financial Statements herein, Part II, Item 1, Legal Proceedings and the discussion below. Certain factors that may influence actual operations in the future are discussed in the Company's Form 10-K for the year ended December 31, 2000 in Part I, Item
1. Business. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of its operating results. We make these statements in an effort to keep stockholders and the publics informed about our business, and have based them on our current expectations about future events. Such statements should be viewed with caution. These statements are not guarantees of future performance or events. As noted elsewhere in this report, all phases of our business are subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, any of these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements, except as required as a publicly traded company.

INTRODUCTION

Incorporated in 1952, American Ecology Corporation and its predecessors have operated commercial low-level radioactive and chemical waste disposal and treatment facilities nationwide longer than any other company in the nation. The Company mainly derives its revenues from fees charged for processing and disposal of hazardous, non-hazardous, naturally occurring and low-level radioactive waste. Revenues are also derived from brokering wastes to other service providers, and environmental remediation work.

Disposal fees assessed to customers of the Company's operating facilities may include state and local fees, and are generally based on the volume or weight of waste deposited. The Company may assess fees and incur costs to process waste (e.g. compaction or decontamination), stabilize waste (e.g. mixing with concrete and other reagents), or transport waste. Some of these costs create inter-company charges and revenue, all of which have been eliminated in the consolidated financial statements.

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

Revenue for the nine months ended September 30, 2001, was $40,493,000 or 28% higher than the same period in 2000. The growth in revenue was the result of the acquisition of Envirosafe Services of Idaho, Inc. the Grand View, Idaho hazardous waste disposal facility, now named US Ecology Idaho, Inc. ("USEI"), in February 2001. This increase in revenue resulted in a parallel increase of 36% in direct costs and 43% in selling, general and administrative costs over the same period a year ago. USEI is a part of the Chemical Services segment, which had a 131% and 108% growth in revenue for the three and nine month periods ended September 30, 2001, respectively. The LLRW division experienced operational difficulties at the Oak Ridge facility and revenues declined 45% and 28% for the same periods, respectively. Despite the positive and significant contribution that the Idaho facility has made to the Company's revenue and operating profit, it was insufficient to offset the material operating losses incurred at the Company's Oak Ridge facility and higher selling, general, and administrative expenses company wide. The net result was an operating loss of $928,000 for the quarter, although the Company posted an operating profit of $224,000 year-to-date.

The calculations to report activities for both the three and nine months ended September 30, 2001 are exclusive of inter-company transactions and corporate eliminating entries.

SENIOR MANAGEMENT CHANGES

On November 6, 2001 the Company's Board of Directors accepted the resignation of Jack K. Lemley as a Director and Chairman of the Board. On November 6, 2001, the Company's Board of Directors appointed Thomas A. Volini as a new Director.

On November 6, 2001, the Company accepted the resignation L. Gary Davis, Vice President and Corporate Controller.

On October 12, 2001, the Company eliminated several executive officer positions including Executive Vice President and Operations Manager, a position previously held by Zaki K. Naser, a Vice President position held by Robert S. Thorn, and a Vice President position previously held by Barbara A. Trenary.

On October 5, 2001 the Executive Committee of the Board of Directors appointed Stephen A. Romano as Chief Operating Officer of the Company. On October 11, 2001 it appointed Mr. Romano as President. Also at the October 11, 2001 Executive Committee meeting of the Board of Directors, James R. Baumgardner, Senior Vice President and Chief Financial Officer, was appointed Secretary and Treasurer of the Company. Robert M. Trimble remains as the Company's General Counsel.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                                   Three Months Ended        Nine Months Ended         Three Months Ended        Nine Months Ended
                                   September 30, 2001        September 30, 2001        September 30, 2000        September 30, 2000
                                   ------------------        ------------------        ------------------        ------------------
                                       $          %            $            %             $            %           $            %
                                   --------     -----        ------        ----        ------        -----      -------        ----
Revenue                              13,896                  40,493                    11,796                    31,600

Direct operating costs                8,498      61.2%       23,572        58.2%        6,555        55.6%       17,327        54.8%
                                     ------                  ------                    ------                    ------

Gross profits                         5,398      38.8%       16,921        41.8%        5,241        44.4%       14,273        45.2%

SG&A                                  6,326      45.5%       16,697        41.2%        4,228        35.8%       11,672        36.9%
                                     ------                  ------                    ------                    ------

Income from operations                 (928)     -6.7%          224         0.6%        1,013         8.6%        2,601         8.2%

Investment income                        24       2.0%          231         0.6%           95        -0.8%          143         0.5%

Gain on sale of assets                   50       0.4%          162         0.4%           45         0.4%           44         0.1%

Interest expense                       (294)     -2.1%         (898)       -2.2%         (175)        1.5%         (249)        0.8%


Other (income) expense                  (34)     -2.0%          990         2.4%          320         2.7%          775         2.5%
                                     ------                  ------                    ------                    ------

Net income before income
  taxes                              (1,182)     -8.5%          709         1.8%        1,108         9.4%        3,314        10.5%


Income tax expense (benefit)             30       0.2%          114         0.3%            8         0.1%           69         0.2%
                                     ------                  ------                    ------                    ------

Net income                           (1,212)     -8.7%          595         1.5%        1,100         9.3%        3,245        10.3%


Preferred stock dividends                99       0.7%          295         0.7%          100         0.8%          299         0.9%
                                     ------                  ------                    ------                    ------


Net income (loss) available
  to common shareholders             (1,311)     -9.4%          300         0.7%        1,000         8.5%        2,946         9.3%
                                     ======                  ======                    ======                    ======

CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDING

Reported in $000                          September 30, 2001                          September 30, 2000
                                         Chemical                   LLRW               Chemical                  LLRW
                                         --------                   ----               --------                  ----
Revenue                               $    27,619          $      13,249          $      13,298          $     18,302
Direct operating costs                     14,513                  8,989                  7,816                 9,853
                                      -----------          -------------          -------------          ------------

Gross profit                               12,856                  4,260                  5,482                 8,449
SG & A                                      6,825                  5,166                  2,769                 5,314
                                      -----------          -------------          -------------          ------------

Income (loss) from
operations                                  6,031                   (906)                 2,713                 3,135


Other income (expense)                     (3,063)                (2,229)                 1,485                 2,092
                                      -----------          -------------          -------------          ------------

Net income (loss)                     $     2,968          $      (3,135)         $       4,198          $      5,227
                                      -----------          -------------          -------------          ------------

REVENUE

                                                       Period to Period Change           Period to Period Change
                                                      For the Three Months Ended        For the Nine Months Ended
                                                     September 30, 2001 and 2000       September 30, 2001 and 2000
                                                     ---------------------------       ---------------------------
                                                     _______$            _____ %         _______$          _____%

Statement of Operations Revenue
Chemical Division                                      5,574               131          14,321               107
LLRW Division                                         (3,373)              (45)         (5,053)              (28)
Corporate & Other                                       (101)               --            (375)               --

For the three months ended September 30, 2001, the Company reported consolidated revenue of $13,896,000 or 18% increase compared to the corresponding period in 2000. Chemical Division revenue increased $5,574,000 or 131% over the same period last year primarily due to the revenue contribution provided from US Ecology Idaho, Inc., ("USEI") which was acquired in February 2001. USEI waste volume in the third quarter was driven by continued shipments from steel mills and U.S Army Corps of Engineers environmental remediation projects. Excluding USEI, Chemical Division revenue increased 22% reflecting the stability of its hazardous waste disposal business and continuing contribution from the Company's El Centro municipal waste landfill in south Texas.

The LLRW division revenue declined by $3,373,000 or 45% in the third quarter, principally due to production and throughput issues at its Oak Ridge facility. Oak Ridge revenue in the third quarter was negatively impacted by reduced facility throughput caused by equipment maintenance downtime for certain routinely used volume reduction equipment. Lower waste receipts at the Richland, Washington facility, also hurt the LLRW division. Waste receipts at this rate-regulated disposal facility are sporadic over the year and are driven by customer schedules rather than sales efforts.

For the nine months ended September 30, 2001 revenue for the Chemical Division increased $14,321,000 or 107% compared to the same period one year ago. Again, the increased revenue in the Chemical division was principally driven by the strong performance of the recently acquired treatment and disposal Idaho facility. However, all of the Company's chemical operations performed well during the first three quarters of the year. Excluding USEI, the Chemical Division posted an 11% increase in revenue year-to-date.

The Company's hazardous waste facilities in Robstown, Texas and Beatty, Nevada contributed to third quarter performance due primarily to the thermal treatment and recovery technology introduced at Beatty last year. Demand for the thermal treatment and recovery process is high and the Beatty site has a several month backlog of material to process.

For the nine months ended September 30, 2001 the LLRW division revenue declined by $5,053,000 or 28%. In addition to the throughput issues previously discussed, Oak Ridge's revenue in 2001 has been negatively impacted by the Company's actions to concentrate its focus on the successful elimination of all aged waste. During the first half of 2001, the Company allocated significant resources in a successful effort to achieve this objective at the expense of reduced processing of revenue-generating waste.

As a part of the USEI acquisition, the Company acquired a contract to operate a steel mill waste treatment plant in Sterling, Illinois on land owned by Northwestern Steel & Wire Company. The plant treats electric arc furnace dust, also known as K061, prior to disposal at an on-site landfill also owned by the steel mill. In December 2000, prior to the acquisition of USEI by the Company, Northwestern Steel & Wire, filed for protection from creditors under Chapter 11 of the federal bankruptcy code. In May 2001, the steel mill ceased operations and laid off most of its workforce. In response to the cessation of mill operations, USEI negotiated a set of final payments with the mill and the bankruptcy trustee, whereby the Company processed material through June with a defined payment schedule and then beginning July 1, continued treatment at a reduced fee for the reduced waste volumes. The Company has reduced headcount and cost at its Sterling operation to compensate for the lower waste volumes and lower processing rates. The Company now believes that it will be finished with all processing operations by the end of November. During November, the Company expects to process remaining waste, secure the facility for final closure by its permittee (Northwestern Steel & Wire) and depart from the facility immediately thereafter. Management does not believe that cessation of operations at Sterling will have a material adverse impact on the Company's future revenue or earnings.

On July 24, 2001 the City of Corpus Christi passed a city ordinance establishing a set of fees to be imposed on haulers of solid waste within the city limits. It is the Company's belief that this ordinance is intended to recapture revenue that the City of Corpus Christi has lost since the opening of the Company's El Centro solid waste landfill in July of 2000. While the fee places a burden on waste haulers and eliminates some of the competitive cost advantage that El Centro has maintained over the City's landfill during the last year, the Company believes that it will continue to compete effectively with the City for solid waste within city limits. Moreover, El Centro will continue to have a price advantage on when competing with the City's landfill for solid waste collected outside the city limits. Nonetheless, it is expected that the new ordinance will result in reduced volumes at El Centro the remainder of the year compared to the first half of the year and no assurance can be given that the City will not enact additional ordinances to control the flow of solid waste in the region.

The Company's corporate segment does not generate any revenue but the eliminating entries between companies and the closed facilities resulted in a period-to-period change for both the three and nine months ended September 30, 2001.


DIRECT OPERATING COSTS

The following table indicates the period-to-period change in direct operating costs:

                                                         Period to Period Change          Period to Period Change
                                                        For the Three Months Ended       For the Nine Months Ended
                                                       September 30, 2001 and 2000      September 30, 2001 and 2000
                                                       ---------------------------      ---------------------------
                                                       _______$            _____%          _______$       _____%
Statement of Operations-Direct
  Operating Costs
Chemical Division                                       3,111              130            6,947             89
LLRW Division                                          (1,324)             (30)            (864)            (9)
Corporate & Other                                         156              (80)             162            (48)

For the three and nine months ending September 30, 2001 direct operating costs increased for the Chemical Division but decreased in the LLRW Division. Total consolidated direct operating costs for the Company in the third quarter of 2001 were $8,498,000 or 61% of revenue compared to $6,555,000 or 56% of revenue during the same quarter last year. For the nine months, consolidated direct operating costs increased to $23,572,000 or 58% of revenue compared to $17,327,000 or 55% of revenue for the same period in 2000.

For the Chemical Division, direct operating expenses increased to $5,496,000 or 54% of revenue in the quarter compared to the $2,385,000 or 56% of revenue during the same 3 months last year. The increase in direct operating costs in the Chemical Division was a result of the operations of the newly acquired USEI Idaho hazardous waste facility. Excluding the impact of USEI, direct operating expenses for the nine months in the Chemical Division dropped 4%, principally due to the lower cost airspace that has been constructed at the Robstown, Texas, and Beatty, Nevada disposal units.

The LLRW Division's direct operating costs decreased for both the three and nine months ended September 30, 2001. As previously discussed, the decrease in revenue for LLRW at both Oak Ridge and Richland, Washington resulted in corresponding decreases in direct operating costs of $1,324,000 for the quarter and $864,000 year to date.

The Company's corporate segment does not generate any direct operating costs. Certain eliminating entries between companies and the closed facilities resulted in a period-to-period change for both the three and nine months ended September 30, 2001, which was not material in amount.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)

                                                         Period to Period Change          Period to Period Change
                                                        For the Three Months Ended       For the Nine Months Ended
                                                       September 30, 2001 and 2000      September 30, 2001 and 2000
                                                       ---------------------------      ---------------------------
                                                            _______$           _____%         _______$        _____%
Selling, General and Administrative Costs
Chemical Division                                              1,437              125            4,056            146
LLRW Division                                                    217               14             (148)            (3)
Corporate & Other                                                444               28            1,117             31

For the three months ending September 30, 2001, SG&A costs increased 50% to $6,326,000 from $4,228,000 over the same period one year ago. Approximately half of the increase was attributable to the USEI acquisition. Excluding USEI, SG&A increased 26% in the third quarter of this year compared to the same quarter in 2000. The increase in SG&A occurred at all sites and in multiple spending categories, e.g. salaries, travel & entertainment, consulting and professional expenses, insurance, legal costs, and selling expense. In addition, the third quarter SG&A figure was increased by a $500,000 accrual to cover an anticipated increase in radioactive waste burial fee costs for waste shipped from the Oak Ridge facility. This accrual covers about 20,000 cubic feet of waste on hand that will be processed then disposed of at an out of state disposal facility. The out of state facility has given notice of a fee increase from 33% to 45%.

SG&A also increased for the nine months ending September 30, 2001 to $16,697,000 compared to $11,672,000 for the nine months ending September 30, 2000 or a 43% increase. Again, over half of the year-to-date $5,025,000 increase in SG&A can be ascribed to the USEI acquisition. Non-USEI SG&A increases are attributable to increased spending at all sites in multiple spending categories, e.g. salaries, travel & entertainment, consulting and professional expenses, insurance, legal costs, and selling expense.

The LLRW division experienced a 14 percent increase and a 3 percent decreases in SG&A costs for the three and nine months ending September 30, 2001 respectively. The increase in SG&A spending in the LLRW Division during the third quarter of this year was the result of an insurance premium adjustment and an increase in some one time charges for professional and consulting fees paid by the Richland facility.

The Company's corporate segment incurs selling, general & administrative costs for legal, consulting, administrative salaries and related expenses of managing the business including certain eliminating entries between companies and the closed facilities. The overall increase of $444,000 for the three months period and $1,117,000 for the nine months was mainly attributed to additional headcount at the corporate office. In addition, spending increased in a number of areas including information systems, quality assurance, document control, and administration.

During the first three quarters of the year, management directed the various sites, departments and division heads to reduce costs and expenses voluntarily. These efforts were largely unsuccessful. As previously discussed, the Company's Board of Directors made significant changes in the day-to-day management of the Company in October 2001. New management promptly implemented an aggressive cost cutting plan that included the elimination of several officer positions, other reduced headcount and a series of directives to cancel or postpone spending. This action included a two-phased reduction in force ("RIF") implemented on October 12 and November 9, 2001. This process reduced the number of full-time Company employees by 18 or a 6% reduction in total headcount. Almost all of the RIF occurred in the SG&A or overhead departments. In addition, new management has implemented an aggressive and restrictive plan to reduce travel, entertainment, professional, and consulting expenses. Management believes that its cost control initiatives will significantly reduce SG&A expenses in 2002. During the fourth quarter of 2001,the Company expects to incur approximately $250,000 of one-time, non-recurring charges associated with these staff reductions and reorganization.

OTHER COSTS, INCOME AND INVESTMENT INCOME

                                                         Period to Period Change          Period to Period Change
                                                        For the Three Months Ended       For the Nine Months Ended
                                                       September 30, 2001 and 2000      September 30, 2001 and 2000
                                                       ---------------------------      ---------------------------
                                                       _______$            _____%        _______$           _____%
Other Costs
Chemical Division                                      (1,888)             (263)         (2,664)              (83)
LLRW Division                                          (2,005)             (188)         (2,210)             (184)
Corporate & Other                                       3,539              (241)          5,820                --

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's investment portfolio classified as trading securities. The Company earned $24,000 of investment income for the third quarter of 2001, with the majority coming from the Company's Beatty facility for service charges on customer accounts and other miscellaneous investments. For the nine-months ended September 30, 2001, the Company reported investment income of $231,000 compared to $143,000 for the same nine months ending September 30, 2000. The Company closed an investment portfolio during the last twelve months and now maintains its excess cash in money market accounts and certificates of deposit. Included in this section is gain on sale of fixed assets for both 2001 and 2000. The Company arranged a sale and lease back in August of 2000 and each month recognizes a gain of $18,000.

For the third quarter of 2001, interest expense increased to $294,000 from $175,000 during the third quarter last year. Likewise, interest expense for the nine months ended September 30, 2001 increased to $898,000 from $249,000 last year. The higher interest expense is the result of increased borrowing on the credit facility and the assumption of the $8.5 million industrial revenue bond obligation for USEI.

Other income (loss) for the three and nine months ended September 30, 2001 was a loss of $34,000 and income of $990,000 year to date, compared to other income of $320,000 and $775,000 for the same periods of 2000. The main reason for the increase in other income in 2001, related to burial fee adjustments the Company made for the elimination of aged waste at the Oak Ridge facility. With the exception of one waste stream requiring special processing, the Company successfully eliminated the aged waste backlog from the Oak Ridge facility during the first six months of 2001. This special waste stream required an additional reserve accrual of $100,000 in the current quarter based on bids received to process and a total reserve for special waste of $350,000. Included in the year to date transactions the Company has made reclassification entries for the post-acquisition of USEI bond interest premium for $177,000, restructuring fees of $50,000, $150,000 for prior years accrual of professional fees, $90,000 for the State of Washington business and occupational tax, approximately $500,000 for future burial fees and about $20,000 for cell and other amortization adjustments all totaling approximately $987,000.

OPERATING EARNINGS AND NET INCOME

                                             Period to Period Change          Period to Period Change
                                            For the Three Months Ended       For the Nine Months Ended
                                           September 30, 2001 and 2000      September 30, 2001 and 2000
                                           ---------------------------      ---------------------------
                                             _______$           _____%         _______$           _____%
Income from Operations
Chemical Division                             1,026              144            3,318            122
LLRW Division                                (2,266)            (135)          (4,041)          (129)
Corporate & Other                              (701)              51           (1,654)            51

EBINT (1)
Chemical Division                             3,235             (250)           3,907            146
LLRW Division                                (2,308)            (133)          (3,968)          (125)
Corporate & Other                              (512)             (39)           1,022            (30)

Consolidated Net Income                      (2,311)            (231)          (2,547)           (86)


EBITDA (2)                                    (1469)            (101)           1,188           (29)

(1) EBINT represents earnings from operations before deducting interest and taxes.
(2) EBITDA represents earnings from operations before deducting interest and taxes plus depreciation and amortization expense. Neither EBINT or EBITDA are compiled in accordance with GAAP and neither may be compared to other similarly titled measures of other companies due to the lack of GAAP definition.

For the three months ending September 30, 2001, the Company's Chemical Division posted income from operations of $1,739,000 or a 144% improvement over the $713,000 reported for the same period of 2000. The Division also posted a strong performance for the nine months ended September 30, 2001 generating $3,318,000 more operating income than one year ago. The principal reason for this improvement is the strong performance of the newly acquired Grand View, Idaho treatment and disposal facility, although the Robstown, Texas and Beatty, Nevada disposal facilities also improved performance over last year.

The LLRW Division's operating income was lower by $2,226,000 and $4,041,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods one year ago. LLRW division revenue declined by 45% for the three months ended September 30, 2001 and 28% for the nine months ended on the same date due primarily to the Oak Ridge facility's focus on eliminating aged waste and the related revenue decrease. Throughput and operational problems have also negatively impacted revenue and costs at the Oak Ridge facility during the first 9 months of 2001. With the aged waste backlog essentially eliminated and recent headcount reductions, and a change in site management, executive management expects improved revenue and earnings. The Richland Washington facility revenue is limited by rate base regulations and experienced lower revenue for the nine months ended September 30, 2001 than for September 30, 2000.

Net income is measured at the consolidated level after corporate allocations, taxes and eliminating entries. For the three and nine months ended September 30, 2001 the Company's consolidated results reflected a net loss of $1,212,000 and net income of $595,000 respectively, or a decrease of 231% and 86% compared to the same periods one year ago. The main reason for this decrease in profitability was the significant operating losses at the Oak Ridge facility. Management believes that its cost control initiatives, reduced staff, and reductions in spending will improve the Company's operating performance in future periods.

INCOME TAXES

The Company's effective income tax (benefit) rates were 10% and 3% for the quarters ending September 30, 2001 and 2000 respectively. The third quarter income tax expense of $30,000 and credit of $8,000 for each of the quarters ending September 30, 2001, and 2000, respectively is for payments on different state, local, and franchise taxes. For the nine months ended September 30, 2001 the Company incurred $114,000 compared to $69,000 one year ago. The Company has a valuation allowance of approximately $19.8 million for deferred federal tax assets with more than $2.7 million of limited loss carry-forwards and $34.4 million of unlimited net operating loss carry-forwards. The Company does not anticipate a federal tax liability for 2001, however, the same credits are not available for state and local taxes and the Company estimates at least $150,000 of tax obligation for 2001.

SEASONAL EFFECTS

Operating revenues are generally lower in the winter months than the warmer summer months. However, both Chemical and LLRW Services revenue are more affected by market conditions than seasonality.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards 143 "Accounting for Asset Retirement Obligations." Management believes the statement will have no material impact on the Company's financial statements.

CAPITAL RESOURCES AND LIQUIDITY

On September 30, 2001, cash, cash equivalents and short-term investments totaled $1,460,000, a decrease of $2,662,000 from December 31, 2000. The decrease in cash was due to on-going capital expenditures, customer rebates at the rate-regulated facility in Richland, Washington, payments for aged waste disposal, and the funding of operating losses at Oak Ridge. Accounts receivable totaled $11,299,000 at September 30, 2001 or an increase of $1,460,000 from December 31, 2000. The increase in accounts receivable is due to the addition of USEI. The Company's "days sales outstanding" increased in the third quarter to 80 days at September 30, compared to 71 days at June 30, and 73 days at March 31, 2001.

As of September 30, 2001 the Company's liquidity, as measured by the current ratio, increased to 1.19:1 compared to 1.17:1 at December 31, 2000. The Company's working capital increased to $2,534,000 from $2,279,000 on December 31, 2000 but decreased from $5,774,000 on March 31, 2001. The main reason for the decrease in working capital in 2001 was because the Company continued to pay vendor obligations and reduced available cash on hand. Overall this is an improvement from one year ago, when the Company had a working capital deficit of $2,885,000 on September 30, 2000. Given this increase in liquidity and availability of capital, management has made it a priority to increase cash flow through improved collections, repay some or all of the line of credit, and extend the current banking arrangement. If the Company is unsuccessful in its negotiations with its bank and it is unable to extend the maturity of the credit facility past December 31, 2002, it will reclassify the line of credit borrowings as short term consistent with GAAP. Reclassifying the line of credit borrowings short term would have a material, adverse affect on the Company's working capital position and possibly trigger bank liquidity covenants.

Since December 31, 2000, the Company's leverage has increased, as evidenced by debt to equity ratio of 2.16:1.0 at September 30, 2001, compared to 1.53:1.0 at fiscal year-end 2000. The debt to equity ratio is defined as total debt divided by shareholders equity. This increase in the Company's leverage is principally the result of the assumption of the $8,500,000 industrial revenue bond and $12,000,000 of other USEI liabilities, and a $1.2 million third quarter loss.

The Company maintains a banking relationship with Wells Fargo Bank in Boise, Idaho that provides an $8,000,000 line of credit. At quarter-end and on November 12, 2001, the Company had borrowed $4,850,000 not including the $1,150,000 reserved for a standby letter of credit and has $442,000 available for borrowing.

SUBSEQUENT EVENTS

In October 2001, the Company sold the primary assets of its Nuclear Equipment Service Center assets in Oak Ridge, Tennessee to Alaron Corporation. The Center had provided motor and other large component decontamination and rebuilding services primarily to electric utilities. The Company is exiting this particular market niche with the Alaron asset. The Company expects a gain on the sale but has not completed the accounting for this transaction. The Company expects to net approximately $425,000 after the Company repays Wells Fargo bank for certain assets sold from the 2000 sale and lease back agreement.

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

These combined cases were submitted to mediation at the end of October. As a result of the progress made toward settlement in this first session of mediation, another mediation session has been scheduled to convene around the end of January 2002.

U.S. Ecology Corporation and Oil, Chemical & Atomic Workers International Union, AFL-CIO, Cases 10-Ca-30847 and 10-Ca-31149. On May 23, 2000, a three-member panel of the NLRB rendered an adverse ruling against the Company's subsidiary and issued a finding of unfair labor practices. On May 26, 2000, the Company's subsidiary filed with the U.S. Sixth Circuit Court Of Appeals a petition for review of the decision of the NLRB and a motion to stay the order of the NLRB pending review by the court. The Sixth Circuit Court of Appeals heard oral arguments on this matter on October 31, 2001. No ruling has been issued in this matter.

General Motors Corporation v. American Ecology Environmental Services Corp., et al., Case No. 3-99CV2626-L, U.S. District Court, Northern District of Texas.

On August 30, 2001, the trial court granted partial summary judgment in favor of General Motors, finding that the Company had a contractual obligation to defend and indemnify GM for claims based on the Company's negligence. The trial on the apportionment of liability is currently scheduled for late December 2001.

Zurich American Insurance Company v. National Union Fire Insurance Company of Pittsburgh, et al incl. AEC, AEESC, AEMC and AESC; Supreme Court of State of New York, County of New York; Case No. 604662/99

On September 28, 2001 the Company settled this case with the plaintiffs, and have filed a joint motion to dismiss. The settlement did not have a material impact on the Company's financial position, results of operations, or cash flows.

One of the Company's principal subsidiaries is a plaintiff in a case against the State of California, seeking to protect its investment in the proposed Ward Valley disposal site. US Ecology did not prevail in two federal lawsuits that had sought to recover development costs, lost profits and lost opportunity costs related to development of the Ward Valley facility. The remaining lawsuit, filed against the State of California on May 2, 2000, seeks (1) a writ of mandate to compel California to acquire the property to build the Ward Valley project, (2) a court declaration of the state's duties to the Company, and (3) damages in excess of $162 million, primarily for costs incurred in developing the project, interest, and future lost profits. On October 24, 2000, the California court granted a State motion to dismiss the case on demurrer. The Company appealed the trial court's decision, and the California appellate court upheld the trial courts decision in part and denied it in part, remanding the case for further proceedings on the Company's promissory estoppel claim. On October 15, 2001, both the Company and the State filed petitions for review with the California Supreme Court. The California Supreme Court should decide whether to grant review of the case by the end of 2001 or early 2002.

The Company has intervened in a lawsuit against the State of Nebraska seeking recovery of approximately $6.5 million investment and future lost profits related to development of the proposed Central Interstate Compact LLRW disposal facility near Butte, Nebraska. The trial court has ruled on several preliminary matters that are now under appeal by the State of Nebraska. The trial court has not yet ruled on whether the Company may be awarded money damages. On April 12, 2000, the appeals court upheld the trial court's ruling that Nebraska is not immune to suit in this case by the CIC and also upheld the trial court's preliminary injunction prohibiting Nebraska from taking any further steps in the state license hearing process until the matter is decided. The case was scheduled by the Court to go to trial in 2002. Discovery is now underway.

ITEM 2.  CHANGES IN SECURITIES.

The Company issued a reverse stock split followed immediately by an equal, forward stock split with a record date of June 29, 2001. The Company eliminated 3,842 common shareholders and retired 60,801 common shares at a 10-day average trading price from the record date of $2.43 per common share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits

                                                                                     Incorporated by Reference from
Exhibit No. Description                                                              Registrant's
-------------------------------------------------------------------------------------------------------------------
3.1         Restated Certificate of Incorporation, as amended                        1989 Form 10-K
------------------------------------------------------------------------------------------------------------------------
3.2         Certificate of Amendment to Restated Certificate of Incorporation dated  Form S-4 dated 12-24-92
            June 4, 1992
------------------------------------------------------------------------------------------------------------------------
3.3         Amended and Restated Bylaws dated February 28, 1995                      1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
10.1        Sublease dated February 26, 1976, between the State of Washington, the   Form 10 filed 3-8-84
            United States Dept. of Commerce and Economic Development, and Nuclear
            Engineering Company with Amendments dated January 11, 1980, and January
            14, 1982.
------------------------------------------------------------------------------------------------------------------------
10.2        Lease dated May 1, 1977 ("Nevada Lease"), between the state of Nevada,   Form 10 filed 3-8-84
            Dept. of Human Resources and Nuclear Engineering Company, with Addendum thereto, dated December 7, 1982
------------------------------------------------------------------------------------------------------------------------
10.3        Addendum to Nevada Lease dated March 28, 1988                            1989 Form 10-K
------------------------------------------------------------------------------------------------------------------------
10.4        Nevada State Health Division, Radioactive Material License issued to US  1989 Form 10-K
            Ecology, Inc. dated December 29, 1989
------------------------------------------------------------------------------------------------------------------------
10.5        Administrative Order by Consent between the United States Environmental  1985 Form 10-K
            Protection Agency and US Ecology, Inc. ("USE") dated September 30, 1985
------------------------------------------------------------------------------------------------------------------------
10.6        State of Washington Radioactive Materials License issued to US Ecology,  1986 Form 10-K
            Inc. dated January 21, 1987
------------------------------------------------------------------------------------------------------------------------
10.11       Agreement between the Central Interstate Low-Level Radioactive Waste
            Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated January
            28, 1988 ("Central Interstate Compact Agreement")                        2nd Quarter 1988 10-Q
------------------------------------------------------------------------------------------------------------------------
10.12       Amendment to Central Interstate Compact Agreement May 1, 1990            1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
10.13       Second Amendment to Central Interstate Compact Agreement dated June 24,  1994 Form 10-K
            1991
------------------------------------------------------------------------------------------------------------------------
            Third Amendment to Central Interstate Compact Agreement dated July 1,
10.14       1994                                                                     1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
10.15       Settlement agreement dated May 25, 1988 among the Illinois
            Department Form 8-K dated 6-7-88 of Nuclear Safety, US Ecology, Inc.
            and American Ecology Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site
------------------------------------------------------------------------------------------------------------------------
10.16       Nevada Division of Environmental Protection Permit for Hazardous
            Waste 1988 Form 10-K Treatment, Storage and Disposal (Part B) issued to US Ecology, Inc.
            dated June 24, 1988
------------------------------------------------------------------------------------------------------------------------
10.17       Texas Water Commission Permit for Industrial Solid Waste Management
            Site (Part B) issued to Texas Ecologists, Inc. dated December 5, 1988    1988 Form 10-K
------------------------------------------------------------------------------------------------------------------------
10.18       Memorandum of Understanding between American Ecology Corporation and     1989 Form 10-K
            the State of California dated August 15, 1988
------------------------------------------------------------------------------------------------------------------------
10.19       United States Environmental Protection Agency approval to dispose of     1989 Form 10-K
            non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty, Nevada chemical waste disposal facility
------------------------------------------------------------------------------------------------------------------------
10.26       Amended and Restated American Ecology Corporation 1992 Stock Option      Proxy Statement dated 4-26-94
            Plan  *

                                                                                     Incorporated by Reference from
Exhibit No. Description                                                              Registrant's
-------------------------------------------------------------------------------------------------------------------
10.27       Amended and Restated American Ecology Corporation 1992 Outside Director
            Stock Option Plan  *                                                     Proxy Statement dated 4-26-94
------------------------------------------------------------------------------------------------------------------------
10.28       American Ecology Corporation 401 (k) Savings Plan  *                     1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
10.29       American Ecology Corporation Retirement Plan  *                          1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------
10.33       Lease Agreement between American Ecology Corporation and VPM 1988-1,     Form S-4 filed 12-24-92
            Ltd. dated October 14, 1992
------------------------------------------------------------------------------------------------------------------------
10.34        Rights Agreement dated as of December 7, 1993 between American
             Ecology Corporation and Chemical Shareholders Services Group, Inc.
             as Rights Agent                                                         Form 8-K dated 12-7-93
------------------------------------------------------------------------------------------------------------------------
10.36       Settlement Agreement dated September 24, 1993 by US Ecology, Inc., the   1993 Form 10-K
            State of Nevada, the Nevada State Environmental Commission, and the
            Nevada Dept. of Human Resources
------------------------------------------------------------------------------------------------------------------------
10.37       Settlement Agreement dated as of January 19, 1994 by and among US        1993 Form 10-K
            Ecology, Inc., Staff of the Washington Utilities and Transportation
            Commission, Precision Castparts Corp., Teledyne Wah Chang, Portland
            General Electric Company, the Washington Public Power Supply System and
            Public Service Company of Colorado.
------------------------------------------------------------------------------------------------------------------------
10.38       Agreement dated January 28, 1994 between American Ecology Corporation,
            Edward F. Heil, Edward F. Heil as trustee for Edward F. Heil, Jr.,
            Sandra Heil, and Karen Heil Irrevocable Trust Agreement #2, Thomas W.
            McNamara and Thomas W. McNamara as a trustee of                          Form 8-K dated 2-3-94
            The Jenner & Block Profit Sharing Trust No. 082.
------------------------------------------------------------------------------------------------------------------------
10.50       Increase Additional Number of Share Options to Directors Plan of 1992    Form S-8 dated 12-30-98
------------------------------------------------------------------------------------------------------------------------
10.51       Increase Additional Number of Share Options of 1992 Employees Plan       Form S-8 dated 12-20-99
------------------------------------------------------------------------------------------------------------------------
10.52       Amended and Restated American Ecology Corporation 1992 Outside Director  Proxy Statement dated 4-8-98

            Stock Option Plan
------------------------------------------------------------------------------------------------------------------------
10.53       Amended and Restated American Ecology Corporation 1992 Stock Option Plan Proxy Statement dated 4-12-99
------------------------------------------------------------------------------------------------------------------------
21          List of Subsidiaries                                                     1994 Form 10-K
------------------------------------------------------------------------------------------------------------------------

*Management contract or compensatory plan.

(b)      Reports on Form 8-K

                                                                                  Incorporated by Reference from
Exhibit No. Description                                                           Registrant's
-------------------------------------------------------------------------------------------------------------------
16.1        Change of Auditors Letter - November 25, 1996                         Form 8-K
------------------------------------------------------------------------------------------------------------------------
10.44       Series E Redeemable Convertible Preferred Stock - November 27, 1996   Form 8-K
------------------------------------------------------------------------------------------------------------------------
10.45       Third Amended & Restated Credit Agreement - February 18, 1997         Form 8-K
------------------------------------------------------------------------------------------------------------------------
10.48       Court Judgment Houston 88-January 26, 1998                            Form 8-K
------------------------------------------------------------------------------------------------------------------------
10.49       Bank Restructure-Chase Bank of Texas N.A. November 19, 1998           Form 8-K
------------------------------------------------------------------------------------------------------------------------
10.54       Acquisition of Envirosafe of Idaho on February 2, 2001                Form 8-K
------------------------------------------------------------------------------------------------------------------------
            Amended Item 2 and 7 of the report on Form 8-K for the acquisition
10.55       of Envirosafe of Idaho                                                Form 8-K/A filed April 16, 2001
------------------------------------------------------------------------------------------------------------------------
10.56       Resignation of Director and other officers                            Form 8-K filed November 8, 2001
------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN ECOLOGY CORPORATION
                                         (Registrant)


Date:  November 13, 2001                 By:
                                            ------------------------------------
                                         Stephen A. Romano
                                         President and Chief Operating Officer


Date:  November 13, 2001                 By:
                                            ------------------------------------
                                         James R. Baumgardner
                                         Senior Vice President, Chief Financial
                                         Officer,
                                         Secretary and Treasurer