Form 10-K/A
period 2000-12-31
AMERICAN ECOLOGY CORP
filed 2001-12-18
CIK 742126

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At December 14, 2001, Registrant had outstanding 13,742,322 shares of its Common Stock.

                           EXPLANATION OF AMENDMENT

The Registrant, American Ecology Corporation (the "Company"), received a letter from the Securities and Exchange Commission dated November 1, 2001. The Commission made comments and requested clarification of items in the Notes to the financial statements and to Item 7. Management Discussion and Analysis. Based on these comments, the Company amended the Results of Operations Part I
Item 7 and the Statement of Operations and Note 3, 9, 16, and 17 of Item 8 of its Form 10-K to include clarifications of those items in conjunction with a response letter filed with the Commission on November 13, 2001.

================================================================================

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

NEW TECHNOLOGIES

The Company expects to increase its utilization of new thermal treatment and possibly other advanced technologies. The Company' s future growth is somewhat reliant upon its ability to discern emerging industry service niches and respond to clients' needs. If the Company cannot successfully implement commercially viable technologies for treatment of wastes in a manner that is responsive to the clients' requirements, the business could be adversely affected.

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


Reported in $(000)                                CHEMICAL        LLRW       CORPORATE
                                                  SERVICES      SERVICES      & OTHER         TOTAL
                                                 ----------    ----------    ----------    ----------
2000
Revenue                                          $   18,975    $   23,725    $     (742)   $   41,958

Direct Cost                                          10,084        12,223          (475)       21,832
                                                 ----------    ----------    ----------    ----------
Gross Profit                                          8,891        11,502          (267)       20,126

S,G&A                                                 3,975         7,113         5,577        16,665
                                                 ----------    ----------    ----------    ----------
Income (loss) from operations
                                                      4,916         4,389        (5,844)        3,461

Investment income                                        51             1           383           435

Gain on sale of assets                                   69            23            --            92

Interest expense                                        (57)         (109)         (184)         (350)

Other income                                            164           380           297           841
                                                 ----------    ----------    ----------    ----------
Income before extraordinary items and taxes           5,143         4,684        (5,348)        4,479

Extraordinary item and taxes                             --            --           218           218
                                                 ----------    ----------    ----------    ----------
Net Income                                       $    5,143    $    4,684    $   (5,130)   $    4,697
Total Assets                                     $   23,875    $   39,537    $    2,338    $   65,750


1999

Revenue                                          $   12,074    $   23,070    $     (792)   $   34,352

Direct Cost                                           7,482         9,740          (613)       16,609
                                                 ----------    ----------    ----------    ----------
Gross Profit                                          4,592        13,330          (179)       17,743

S,G&A                                                 3,218         6,191         5,353        14,762
                                                 ----------    ----------    ----------    ----------
Income (loss) from operations                         1,374         7,139        (5,532)        2,981

Investment income                                        29             1           750           780

Gain on sale of assets                                  895             1           (70)          826

Interest expense                                        (14)          (65)         (129)         (208)

Other income                                             76             6           143           225
                                                 ----------    ----------    ----------    ----------
Income before extraordinary items and taxes           2,360         7,082        (4,838)        4,604

Extraordinary item and taxes                             --            --          (195)         (195)
                                                 ----------    ----------    ----------    ----------
Net Income                                       $    2,360    $    7,082    $   (5,033)   $    4,409
Total Assets                                     $   16,162    $   38,866    $    3,431    $   58,459


1998

Revenue                                          $   16,030    $   22,930    $       --    $   38,960

Direct Cost                                           9,488        14,057            --        23,545
                                                 ----------    ----------    ----------    ----------
Gross Profit                                          6,542         8,873            --        15,415

S,G&A                                                 6,544         6,272         2,886        15,702
                                                 ----------    ----------    ----------    ----------
Income (loss) from operations                            (2)        2,601        (2,886)         (287)
Investment income                                       381           118           (13)          486

Gain on sale of assets                                   55            --            17            72

Interest expense                                        (11)          (58)           (3)          (72)

Other income                                             29             1           588           618
                                                 ----------    ----------    ----------    ----------
Income before extraordinary items and taxes             452         2,662        (2,297)          817
Extraordinary item and taxes                             --            --           (55)          (55)
                                                 ----------    ----------    ----------    ----------
Net Income                                       $      452    $    2,662    $   (2,352)   $      762
Total Assets                                     $   15,535    $   38,000    $    8,265    $   61,800
                                                 ----------    ----------    ----------    ----------

The following table sets forth items in the Statements of Operations for the three years ended December 31, 2000, as a percentage of revenue:

                                                                     Percentage of Revenues for the
                                                                       Year Ended December 31,
                                                               --------------------------------------
                                                                  2000          1999          1998
                                                               ----------    ----------    ----------

Revenue                                                             100.0%        100.0%        100.0%
Operating costs                                                      52.0          48.3          60.4
                                                               ----------    ----------    ----------

Gross profit                                                         48.0          51.7          39.6
Selling, general and administrative expenses                         39.7          43.0          40.3
                                                               ----------    ----------    ----------

Income (loss) from operations                                         8.3           8.7           (.7)
Other (income) expense, net                                           2.4            .7           2.8
                                                               ----------    ----------    ----------

Income (loss) before income taxes and extraordinary item             10.7          13.4           2.1
Extraordinary item                                                     .4            --            --
Income tax expense (benefit)                                           --            .6            .1
Preferred stock dividends                                              .9           1.2           1.1
                                                               ----------    ----------    ----------

Net income to common shareholders                                    10.2%         11.7%           .9%
                                                               ==========    ==========    ==========

The following table compares the Company's two operating segments without consolidated corporate costs, intercompany charges, or the captive insurance company ALEX.

CONDENSED STATEMENT OF OPERATIONS

Reported in $000                      DECEMBER 31, 2000             December 31, 1999
                                   CHEMICAL         LLRW         Chemical         LLRW
                                 ------------   ------------   ------------   ------------

Revenue                          $     18,975   $     23,725   $     12,074   $     23,070
Operating costs                        10,084         12,223          7,482          9,740
                                 ------------   ------------   ------------   ------------

Gross Profit                     $      8,891   $     11,502   $      4,592   $     13,330
Selling, G & A                          3,975          7,113          3,218          6,192
                                 ------------   ------------   ------------   ------------
Income from operations
                                 $      4,916   $      4,389   $      1,374   $      7,139
                                 ------------   ------------   ------------   ------------

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

The LLRW services revenue remained relatively flat in 2000, 1999, and 1998 at between $23 and $24 million. Production increased slightly at the Oak Ridge, Tennessee LLRW facility with revenue of $14,506,000 in 2000 compared to $13,575,000 in 1999, and $9,129,000 in 1998. While revenue has increased at Oak Ridge, direct operating costs increases rendered this facility unprofitable in each of these reported years. Revenue increased to $8,857,000 compared to $7,500,000 in 1999 and 1998 at the Company's Richland, Washington rate regulated LLRW facility. This increase was due to significant NARM contracts, which are not rate regulated. The Company expects approval of a new 5-year Washington rate agreement in May 2001. The Company expects that the minimum revenue requirement under a new rate agreement will be materially less than the current agreement. While both Oak Ridge and Richland have increased revenues, the Company has decreased its business with the Central Interstate Compact Commission pending the outcome of litigation, as explained in Item 1. Low Level Radioactive Waste Services.

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

Reported in $000                  DECEMBER 31, 2000              December 31, 1999             December 31, 1998
                               CHEMICAL         LLRW           Chemical         LLRW         Chemical          LLRW
                               --------       --------         --------       --------       --------        --------

Direct operating costs          $10,085        $12,223          $7,482         $9,740         $9,488         $14,057

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


Consolidated Results of Operations (in thousands):

                                           2000                          1999                         1998
                                         --------                      -------                       -------

Revenue                              $41,958                      $34,352                       $38,960
Direct operating costs                21,832     52.0%             16,609      48.3%             23,545      60.4%
                                     -------                      -------                       -------
Gross profit (loss)                  $20,126     48.0%            $17,743      51.7%            $15,415      39.6%

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

Consolidated Results of Operations (in thousands):

                                          2000                          1999                          1998
                                          ----                          ----                          ----

Revenue                              $41,958                      $34,352                       $38,960
Selling, G&A expenses                 16,665     39.7%             14,762       43%              15,702      40.3%

The following table includes SG&A for the Chemical and LLRW Services, but excludes corporate consolidated adjustments and eliminations.

Reported in $000                        DECEMBER 31, 2000                             December 31, 1999
                                CHEMICAL                  LLRW                 Chemical                 LLRW
                                --------                  ----                 --------                 ----

SG&A                             $3,974                  $7,113                 $3,219                 $6,192

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

INVESTMENT INCOME

In 2000, the Company restated investment income and other income in order to separately state interest expense for the three years ending December 31, 2000, 1999, and 1998. In the original report for December 31, 2000, the amount of investment income for 1998 was transposed with other income in the statement of operations and in the segment reporting table and the other income amounts for 1999 and 1998 were incorrectly compared with the 2000 investment income in the explanation of changes. The amount of investment income as of December 31, 2000, of $435,000 should have been compared to $780,000 and $486,000 in 1999 and 1998, respectively.

Investment income is comprised principally of interest income earned on various investments in securities held-to-maturity, dividend income, and realized and unrealized gains and losses earned on the Company's stock portfolio classified as trading securities in 1999 and 1998.

The main reason for fluctuations in investment income was realized gains on investment securities in the ALEX portfolio. The Company had invested in some aggressive security issues and made a higher return in 1999 when some of these issues were sold. The ALEX stock portfolio was used as collateral for insurance in the event of a claim at certain closed sites. The Company has secured alternate financial assurance and the ALEX portfolio and subsidiary has been dissolved, and the cash used for various capital expansion projects.

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

OTHER INCOME

Other income was $841,000, $225,000 and $618,000 as of December 31, 2000, 1999,
and 1998. At the time of the original report for December 31, 2000, the amount of other income for 1998 was transposed with investment income in the statement of operations and the segment reporting table when year-end numbers were restated to break out interest expense and investment income amounts for 1999 and 1998 were incorrectly compared with the 2000 other income for the explanation of changes. The amounts of other income are generally the result of adjustments, or money received that was originally recorded in a prior period. Other income is the account used to record various business activities that are not a part of the Company's ordinary and usual business line of revenue. Other income also includes the reversal of expenses charged to reserves for contingent liabilities from prior periods and miscellaneous cash receipts. The Company believes it is appropriate to charge to other income those costs and expenses which were reversed from accruals in prior periods of estimated operating or selling, general & administrative expense. As a result, credits from prior periods go to other income rather than crediting current years expenses or revenue, thus preserving the true current period results from operations.

If a reserve were established based on a known liability that was reasonably estimated, and later settled for a lesser amount, that unused portion of the reserve from a prior period would result in other income. On the other hand if such contingent liability were resolved within the same year, then the account that the original expense was charged to would take the resultant credit.

Other income in large part is the result of corrections, adjustments, and reversal of contingent liabilities and collection of accounts previously written off, all relating to a reduction in expense from a prior year. These transactions are all a part of the Company's general defined business of hazardous, municipal or nuclear waste treatment and disposal.

A smaller part of other income is the earnings from outside the Company's general defined business. These might include property rents, receipts from gas and oil exploration, the Company's land used by sharecroppers, rock, gravel or timber sales, and vending machine commissions. These transactions are not a part of the Company's general line of business and thus are not included in operational revenue.

The following table makes the classification of general business transactions and those income items from outside the Company's general business scope.

(Reported in whole dollars)

                                                                       AS OF DECEMBER 31,
                                                             ------------------------------------
OTHER INCOME FROM GENERAL BUSINESS ITEMS                        2000         1999         1998
                                                             ----------   ----------   ----------
State tax refunds from prior year                            $    7,440           --   $  100,945
 Loan repayment to Chase Bank of Texas originally
    expensed as bank fees (see below)                           112,000           --           --
Insurance claim refunds                                          24,145   $   38,148           --
Payment on sales invoices previously written off                 98,283       59,350      163,922
Adjust prior years accrued burial fee and tax accrual
   for Washington facility based on actual payment
   (see below)                                                  260,206           --           --
Reverse bad debt expense reserve                                 75,641        7,745      117,805
Refund of Texas contract bidding fees                                --        6,754           --
Refund of RCRA and burial fees from Nevada                           --           --       11,997
Adjust the prior years accrual for Texas burial fees
   based on final payment                                        58,509           --           --
Correction of prior years expenses that were allowable
   as capitalized costs for El Centro project (see below)       132,500        8,776           --
Adjustment to the closure and post closure reserve
   for the Washington facility (see below)                       52,630           --           --
Sale of various Winona, Texas facility assets                        --           --       22,000
Closed Winona, Texas facility and reversed reserves                  --           --      122,755
                                                             ----------   ----------   ----------
               SUBTOTAL                                         821,354      120,773      539,424

OTHER INCOME FROM NON-GENERAL BUSINESS ITEMS
Miscellaneous equipment sales                                        --       12,458       30,216
Cash receipts for property rents, gravel sales, and
   sharecropping                                                  9,900       39,207       41,545
Data services sold                                                   --       27,096           --
Vending machine commissions                                       1,149        1,016           --
Recycling credits                                                   968          232           --
Customer refunds and rebates                                      7,289       23,734        7,399
                                                             ----------   ----------   ----------
              TOTAL OTHER INCOME                             $  840,660   $  224,516   $  618,584
                                                             ==========   ==========   ==========


In November of 1998, the Company began repayment of a loan with $8,000 monthly payments. These monthly payments were incorrectly charged to an expense account called bank fees and service charges. In 2000, the Company had repaid the note obligation and found it still had the obligation on the balance sheet. Obviously, an error had occurred and the debit charge should have been made to the note obligation account. This correction of charges from prior periods resulted in a $112,000 debit to the note payable account and a credit to other income in 2000, for the same $112,000.

The adjustment in 2000 for $260,206 is the result of correcting the prior years accrual of state taxes and fees based on actual burial fees and taxes paid. The Company made the monthly accrual for state taxes and fees based on actual waste receipts throughout 1999, at the rate regulated Washington facility. However, during the first quarter of 2000, the State of Washington's annual review adjusted the allowable amounts of low level radioactive waste to be received. This review indicated that waste generators would receive large rebates in 2000, from waste they shipped and deposited with the Company in 1999. Likewise, the Company had over accrued for taxes and fees in 1999, and paid less in 2000. The result of less taxes and fees paid in 2000, for 1999 operations, was the correction of the monthly accrual by crediting other income for $260,206. This accrual was unusually high and the Company does not believe that future operations will result in such a large difference between accrued and paid taxes and fees. The Richland facility was also over accrued on its obligation for scheduled closure and post closure costs by $52,630. This correction was made based on the calculations of the annual comparison of accrual and actual waste receipts and the remaining space available at the facility.

Similar to other landfill facilities, the hazardous waste facility at Robstown, Texas accrues monthly an amount for burial fees and taxes based on actual waste receipts. However, when the actual amount paid for the prior years burial fees and taxes was determined in 2000, the accrual was too high. The actual amount paid was $58,509 less than the accrual resulting in other income of $58,509. The Company believes the original estimate was reasonable since the facility pays over $1.0 million annually in burial fees and taxes.

During 1999, the Company began the preliminary studies, surveying, and engineering of the El Centro municipal solid waste landfill at Robstown, Texas. The facility was permitted in December 1999, and opened in July of 2000. When the Company reviewed the costs that had been expensed for payments to attorneys during permitting, engineering fees, and other development fees, it realized that $132,500 of these expenses were required to be capitalized under the rules for project cost capitalization. In 2000, the landfill asset was debited, or increased in value by this amount $132,500 and a corresponding credit was made to other income.

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

NET INCOME

Net income and earnings per share for the last 5 years are listed below.

Dollars in Thousands
   EXCEPT PER SHARE AMOUNTS                2000         1999         1998         1997          1996
                                        ----------   ----------   ----------   ----------    ----------

Net Income (Loss)                       $    4,697   $    4,409   $      762   $     (676)   $  (11,407)

Basic Earnings Per Share                $      .31   $      .30   $      .03   $     (.17)   $    (1.47)

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




Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
February 16, 2001

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                                  As of December 31,
                                                                               ------------------------
                                                                                 2000           1999
                                                                               ----------    ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                                  $    4,122    $    4,771
    Receivables, net of allowance for doubtful
      accounts of $568 and $619 respectively                                        9,839         7,696
    Income taxes receivable                                                           740           740
    Prepayments and other                                                           1,316         1,207
                                                                               ----------    ----------
      Total current assets                                                         16,017        14,414

Cash and investment securities, pledged                                               235           226
Property and equipment, net                                                        18,488        12,818
Facility development costs                                                         27,430        27,430
Intangible assets relating to acquired businesses, net                                366           390
Other assets                                                                        3,214         3,181
                                                                               ----------    ----------
      Total Assets                                                             $   65,750    $   58,459
                                                                               ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

     Current portion of long term debt                                         $    1,094    $      781
    Accounts payable                                                                2,680         2,706
    Accrued liabilities                                                             9,149        12,334
    Accrued closure and post closure obligation, current portion
                                                                                      700           700
    Income taxes payable                                                              115           202
                                                                               ----------    ----------
      Total current liabilities                                                    13,738        16,723

Long term debt                                                                     10,775         3,569
Accrued closure and post closure obligation, excluding current portion             15,253        16,585
Commitments and contingencies
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                         --            --
    Series D cumulative convertible preferred stock, $.01 par value, 100,001 authorized, issued and outstanding; 5,263 converted and retired
                                                                                        1             1
    Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired                         --            --
    Common stock, $.01 par value, 50,000,000 authorized, 13,729,632 and 13,704,050 shares issued and outstanding, respectively
                                                                                      137           137
    Additional paid-in capital                                                     54,610        54,513
    Retained earnings (deficit)                                                   (28,764)      (33,069)
                                                                               ----------    ----------
      Total shareholders' equity                                                   25,984        21,582
                                                                               ----------    ----------

Total Liabilities and Shareholders' Equity                                     $   65,750    $   58,459
                                                                               ==========    ==========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                      As of December 31,
                                                          --------------------------------------
                                                             2000          1999          1998
                                                          ----------    ----------    ----------

Revenue                                                   $   41,958    $   34,352    $   38,960
Direct operating costs                                        21,832        16,609        23,545
                                                          ----------    ----------    ----------

Gross profit                                                  20,126        17,743        15,415

Selling, general and administrative expenses                  16,665        14,762        15,702
                                                          ----------    ----------    ----------
Income (loss) from operations                                  3,461         2,981          (287)

Investment income                                                435           780           486

Gain on sale of assets                                            92           826            72

Interest expense                                                (350)         (208)          (72)

Other income                                                     841           225           618
                                                          ----------    ----------    ----------

Income before income tax and extraordinary item                4,479         4,604           817

Income tax expense (benefit)                                     (12)          195            55
                                                          ----------    ----------    ----------
Income before extraordinary item                               4,491         4,409           762

Extraordinary gain - early extinguishments of debt               206           -0-           -0-

Net income                                                     4,697         4,409           762

Preferred stock dividends                                        398           397           417
                                                          ----------    ----------    ----------
Net income available to common shareholders               $    4,299    $    4,012    $      345
                                                          ==========    ==========    ==========

Basic earnings per share                                  $      .31    $      .30    $      .03
                                                          ==========    ==========    ==========

Diluted earnings per share                                $      .26    $      .27    $      .03
                                                          ==========    ==========    ==========

Dividends paid per common share                           $       --    $       --    $       --
                                                          ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ 000'S)


                                                                          Year Ended December 31,
                                                                   --------------------------------------
                                                                      2000          1999          1998
                                                                   ----------    ----------    ----------
Cash flows from operating activities:
  Net income                                                       $    4,697    $    4,409    $      762
  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
  Depletion, depreciation and amortization                              2,028         2,054         3,152
  (Gain) loss on sale of assets                                           (92)         (826)          (72)
  Gain on sale of investments                                              --           (14)           --
  Income Taxes Payable                                                    (87)          111            --
  Stock compensation                                                       79           129            79
Changes in assets and liabilities:
  Receivables                                                          (2,143)        1,810        (1,577)
  Investment securities classified as trading                              (9)          820         1,942
  Other assets                                                           (507)       (1,415)       (1,034)
  Closure and post closure obligation                                  (1,332)       (2,254)       (1,640)
  Accounts payable and accrued liabilities                             (1,410)       (7,328)           90
                                                                   ----------    ----------    ----------
         Total adjustments                                             (3,473)       (6,913)          940
                                                                   ----------    ----------    ----------
Net cash provided (used) by operating activities                        1,224        (2,504)        1,702


Cash flows from investing activities:
  Capital expenditures, excluding site development costs               (6,442)       (3,219)         (697)
  Facility development costs, including capitalized interest               --          (521)       (1,431)
  Proceeds from sales of assets                                         2,000         1,840
                                                                                                       72
  Net proceeds from sales of investment securities                         --         2,497         6,940
  Transfers to (from) cash and investment securities, pledged              --         1,876            --
                                                                   ----------    ----------    ----------
      Net cash provided by (used in) investing activities              (4,442)        2,473         4,884

Cash flows from financing activities:
  Proceeds from issuances and indebtedness                              4,912           558        16,096
  Payments of indebtedness                                             (2,361)         (198)      (21,519)
  Proceeds from rights offering                                            --            --         2,913
  Stock options exercised                                                  18            --            --
                                                                   ----------    ----------    ----------
      Net cash provided by (used in) financing activities               2,569           360        (2,510)
                                                                   ----------    ----------    ----------

Increase (decrease) in cash and cash equivalents                         (649)          329         4,076
Cash and cash equivalents at beginning of year                          4,771         4,442           366
                                                                   ----------    ----------    ----------
Cash and cash equivalents at end of year                           $    4,122    $    4,771    $    4,442
                                                                   ==========    ==========    ==========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                             $      350    $      208    $       72
  Income taxes paid                                                        74           156           144
Non-cash investing and financing activities:
  Long-term debt exchange for asset interest                               --            --        24,323
  Long-term offset capitalized interest                                    --            --        12,461
  Warrants issued on exchange for debt                                     --            --         1,660
  Stock issuance--Director's compensation                                  79           129            79
  Preferred Stock Dividends                                               398           397           417
  Acquisition of equipment with capital leases                          1,769         1,235            --

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)


                                                                  ADDITIONAL      RETAINED
                                     PREFERRED       COMMON         PAID-IN       EARNINGS
                                      STOCK           STOCK         CAPITAL       (DEFICIT)
                                   ------------    ------------   ------------   ------------

Balance, December 31, 1997         $      3,001    $         85   $     47,701   $    (37,407)

Net income
                                             --              --             --            762
Common stock issuance                        --              51          5,024             --
Dividends of preferred stock                 --              --             --           (417)
Common stock warrants                        --              --          1,660             --
Preferred stock-retired                  (3,000)             --             --             --
                                   ------------    ------------   ------------   ------------
Balance, December 31, 1998         $          1    $        136   $     54,385   $    (37,062)

Net income                                   --              --             --          4,409
Common stock issuance                        --               1            109             --
Dividends of preferred stock                 --              --             --           (397)
Preferred stock-retired                      --              --             19            (19)
                                   ------------    ------------   ------------   ------------
Balance, December 31, 1999         $          1    $        137   $     54,513   $    (33,069)

Net income                                   --              --             --          4,491
Common stock issuance                        --              --             97             --
Dividends of preferred stock                 --              --             --           (398)
Extraordinary gain                           --              --             --            206
Other                                        --              --             --              6
                                   ------------    ------------   ------------   ------------
BALANCE, DECEMBER 31, 2000         $          1    $        137   $     54,610   $    (28,764)
                                   ============    ============   ============   ============



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

                                                 (000's except per share amounts)
                                                      Year Ended December 31,
                                               ------------------------------------
                                                  2000         1999          1998
                                               ----------   ----------   ----------

Income before extraordinary item               $    4,491   $    4,409   $      762
Net Income                                     $    4,697   $    4,409   $      762
      Preferred stock dividends                       398          397          417
                                               ----------   ----------   ----------
        Net income available to
          common shareholders                  $    4,299   $    4,012   $      345

Weighted average shares outstanding-
    Common shares outstanding at year end          13,711       13,585       12,772
    Effect of dilutive shares                       3,157        1,475           --
                                               ----------   ----------   ----------

    Adjusted shares                                16,868       15,060       12,772

Basic earnings per share                       $      .31   $      .30   $      .03
                                               ==========   ==========   ==========
Diluted earnings per share                     $      .26   $      .27   $      .03
                                               ==========   ==========   ==========

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

Reported in $(000)                             CHEMICAL       LLRW         CORPORATE
                                               SERVICES      SERVICES       & OTHER        TOTAL
                                              ----------    ----------    ----------    ----------
2000

Revenue                                       $   18,975    $   23,725    $     (742)   $   41,958

Direct Cost                                       10,084        12,223          (475)       21,832
                                              ----------    ----------    ----------    ----------
Gross Profit                                       8,891        11,502          (267)       20,126

S,G&A                                              3,975         7,113         5,577        16,665
                                              ----------    ----------    ----------    ----------
Income (loss) from operations                      4,916         4,389        (5,844)        3,461

Investment income                                     51             1           383           435

Gain on sale of assets                                69            23            --            92

Interest expense                                     (57)         (109)         (184)         (350)

Other income                                         164           380           297           841
                                              ----------    ----------    ----------    ----------
Income before extraordinary items and taxes        5,143         4,684        (5,348)        4,479


Extraordinary item and taxes                          --            --           218           218
                                              ----------    ----------    ----------    ----------
Net Income                                    $    5,143    $    4,684    $   (5,130)   $    4,697


Total Assets                                  $   23,875    $   39,537    $    2,338    $   65,750

1999
Revenue                                       $   12,074    $   23,070    $     (792)   $   34,352

Direct Cost                                        7,482         9,740          (613)       16,609
                                              ----------    ----------    ----------    ----------
Gross Profit                                       4,592        13,330          (179)       17,743

S,G&A                                              3,218         6,191         5,353        14,762
                                              ----------    ----------    ----------    ----------
Income (loss) from operations
                                                   1,374         7,139        (5,532)        2,981

Investment income                                     29             1           750           780

Gain on sale of assets                               895             1           (70)          826

Interest expense                                     (14)          (65)         (129)         (208)

Other income                                          76             6           143           225
                                              ----------    ----------    ----------    ----------
Income before extraordinary items and taxes        2,360         7,082        (4,838)        4,604

Extraordinary item and taxes                          --            --          (195)         (195)
                                              ----------    ----------    ----------    ----------
Net Income                                    $    2,360    $    7,082    $   (5,033)   $    4,409
Total Assets                                  $   16,162    $   38,866    $    3,431    $   58,459

1998
Revenue                                       $   16,030    $   22,930    $       --    $   38,960

Direct Cost                                        9,488        14,057            --        23,545
                                              ----------    ----------    ----------    ----------
Gross Profit                                       6,542         8,873            --        15,415

S,G&A                                              6,544         6,272         2,886        15,702
                                              ----------    ----------    ----------    ----------
Income (loss) from operations                         (2)        2,601        (2,886)         (287)
Investment income                                    381           118           (13)          486

Gain on sale of assets                                55            --            17            72

Interest expense                                     (11)          (58)           (3)          (72)

Other income                                          29             1           588           618
                                              ----------    ----------    ----------    ----------
Income before extraordinary items and taxes          452         2,662        (2,297)          817

Extraordinary item and taxes                          --            --           (55)          (55)

                                              ----------    ----------    ----------    ----------
Net Income                                    $      452    $    2,662    $   (2,352)   $      762
Total Assets                                  $   15,535    $   38,000    $    8,265    $   61,800
                                              ----------    ----------    ----------    ----------


NOTE 4.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2000 and 1999 (in thousands, except per share amounts) were:

                                  FIRST QUARTER     SECOND QUARTER   THIRD QUARTER       FOURTH QUARTER
                                  2000     1999     2000     1999     2000     1999      2000     1999
                                 ------   ------   ------   ------   ------   ------    ------   ------

Revenue                           9,319    9,179   10,485    8,907   11,796    6,007    10,358   10,259

Gross profit                      4,444    4,356    4,587    4,710    5,241    2,343     5,854    6,334

Income before                     1,483      125      723    1,466    1,108     (155)    1,165    3,168
extraordinary items
Net Income (loss)                 1,381      119      764    1,425    1,100     (126)    1,452    2,990
                                 ------   ------   ------   ------   ------   ------    ------   ------

Basic earnings (loss) per
share                               .09     .001      .05      .10      .07     (.02)      .10      .21

Diluted earning (loss) per
share                               .08     .001      .04      .08      .06     (.02)      .08      .18
                                 ------   ------   ------   ------   ------   ------    ------   ------

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

Cash and investment securities at December 31, 2000, and 1999 were as follows (in thousands):

                                                     Market       Unrealized
DECEMBER 31, 2000                      Cost           Value       Gain/(loss)
                                   ------------   ------------   ------------

Cash and cash equivalents          $      4,122   $      4,122   $         --
Securities held-to-maturity                 235            235             --
                                   ------------   ------------   ------------
                                   $      4,357   $      4,357   $         --
                                   ============   ============   ============
December 31, 1999
Cash and cash equivalents          $      4,452   $      4,771   $        319
Securities held-to-maturity                 226            226             --
                                   ------------   ------------   ------------
                                   $      4,678   $      4,997   $        319
                                   ============   ============   ============


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

                                                 2000         1999
                                           ----------   ----------

Corporate Bonds/Commercial Paper           $      106   $      100
Certificates of deposit                            --           52
Money market accounts and other
                                                  129           74
                                           ----------   ----------
                                           $      235   $      226
                                           ==========   ==========

Certain cash accounts and substantially all investments in securities held-to-maturity and trading securities totaling $235,000 and $226,000 at December 31, 2000, and 1999 respectively, have been classified as non-current assets as cash and investment securities pledged.

NOTE 6.  PROPERTY AND EQUIPMENT.

Property and equipment at December 31, 2000, and 1999, were as follows (in thousands):

                                                                     2000          1999
                                                                 ----------    ----------

Construction in progress                                         $    1,754    $    1,754
Land                                                                  1,546         1,537
Cell development costs                                               14,767        12,289
Buildings and improvements                                            6,411         5,968
Decontamination and processing equipment                                419         1,144
Vehicles and other equipment                                         16,988        16,084
                                                                 ----------    ----------
                                                                     41,885        38,776
Less: Accumulated depletion, depreciation and amortization          (23,397)      (25,958)
                                                                 ----------    ----------

                                                                 $   18,488    $   12,818
                                                                 ==========    ==========

Depreciation expense was $1,439,000, $1,433,000, and $1,958,000 for 2000, 1999,
and 1998 respectively.

The Company leases equipment under various noncancellable capital leases. The cost and accumulated depreciation are as follows at December 31, 2000:

                                                                        Accumulated
                                                        Cost            Depreciation
                                                     ----------        -------------
Capitalized Cost                                     $3,260,000         $538,000
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

The following table shows the ending capitalized balances for facility development costs for the periods ended December 31, 2000 and December 31, 1999 (in thousands):


December 31,                         Capitalized   Capitalized
2000 and 1999                           Costs        Interest         Total
-------------                       ------------   ------------   ------------

Ward Valley, CA Project             $     20,057   $        895   $     20,952
Butte, Nebraska Project                    6,092            386          6,478
                                    ------------   ------------   ------------
          Total                     $     26,149   $      1,281   $     27,430
                                    ============   ============   ============


NOTE 8.  ACCRUED CLOSURE AND POST CLOSURE OBLIGATION.

Closure and post closure obligation accruals at December 31, 2000 and 1999 were as follows (in thousands):


                                                                         2000          1999
                                                                     ----------    ----------

Accrued costs associated with open facilities                        $    8,993    $   10,376
Accrued costs associated with closed facilities                           6,960         6,909
                                                                     ----------    ----------
    Sub-total                                                            15,953        17,285
Less: current portion                                                      (700)         (700)
                                                                     ----------    ----------
Closure and post closure obligation, excluding current portion       $   15,253    $   16,585
                                                                     ==========    ==========

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

NOTE 9. LONG TERM DEBT.

Long term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                               2000          1999
                                           ----------    ----------

Notes payable                              $      792    $    1,847
Credit facility loan                            4,093            --
Capital lease obligations and other             6,984         2,503
                                           ----------    ----------
                                               11,869         4,350
 Less: Current maturities                      (1,094)         (781)
                                           ----------    ----------
 Long term debt                            $   10,775    $    3,569
                                           ==========    ==========



Aggregate maturity of future minimum payments under notes payable and capital leases is as follows (in thousands):

 Year Ended
December 31,
------------
    2001                    $    1,094
    2002                         8,586
    2003                           805
    2004                           621
    2005                            19
                            ----------
   TOTAL                    $   11,869
                            ==========



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

At December 31:                                    Minimum Lease Payment

2000                                                         $   173,971
2001                                                             417,529
2002                                                             417,530
2003                                                             417,530
2004                                                             417,530
2005                                                             417,530
2006                                                              34,794
                                                             -----------
Total Minimum Payments                                       $ 2,296,414

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

The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company recorded compensation cost for 2000, and none for 1999, and 1998. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 2000, 1999, and 1998 net income would have been decreased by $354,000, $316,000, and $661,000 respectively. Basic income per share would have decreased $.03, $.02, and $.05 for 2000, 1999, and 1998 respectively. Diluted income per share would have been decreased by the same amount per share as basic income per share as the common stock equivalents are anti-dilutive. The pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998:

                                                                       2000               1999                1998
                                                                    ----------        -----------          ----------

Expected volatility                                                        116%               136%                213%
Risk-free interest rates                                                  5.01%               6.3%                6.0%
Expected lives                                                         3 YEARS            3 years             3 years
Dividend yield                                                               0%                 0%                  0%
Weighted-average fair value of options granted
     during the year (Black-Scholes)                                $     2.23         $     1.94          $     1.14

Under option:
Options outstanding, beginning of year                               1,326,572          1,186,572             688,650
Granted                                                                135,926            147,500             607,922
Exercised                                                              (13,600)             7,500            (110,000)
Canceled
                                                                            --                 --                  --
                                                                    ----------         ----------          ----------
Options outstanding, end of year                                     1,448,898          1,326,572           1,186,572
                                                                    ==========         ==========          ==========

Price range per share of outstanding options                        $     1.00         $     1.00          $    1.00-
                                                                    $    14.75         $    14.75          $    14.75
                                                                    ==========         ==========          ==========


Price range per share of options exercised                           $    1.25         $     1.25           $      --
                                                                     $    2.00         $     1.25           $      --
                                                                     =========         ==========           =========

Price range per share of options canceled                            $      --         $     1.25          $    8.58-
                                                                     $      --         $     7.13          $    8.58-
                                                                     =========         ==========          ==========

Options exercisable at end of year                                   1,448,898          1,121,872           1,124,772
                                                                    ==========         ==========          ==========

Options available for future grant at end of year                      630,002            852,728             461,928
                                                                    ==========         ==========          ==========

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

NOTE 14.  INCOME TAXES.

The components of the income tax provision (benefit) were as follows (in thousands):


                                                                       Year Ended December 31,
                                                                2000               1999           1998
                                                              --------          ---------      ---------

Current  -  Federal                                           $     --          $      --      $      --
         -  State                                                  (12)               195             55
                                                              --------          ---------      ---------

                                                                   (12)               195             55
                                                              --------          ---------      ---------

Deferred  -  Federal                                                --                 --             --
                                                              --------          ---------      ---------

                                                              $    (12)         $     195      $      55
                                                              --------          ---------      ---------

The following reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:

                                                                      Year Ended December 31,
                                                                2000              1999           1998
                                                              --------          ---------      ---------

Income tax (benefit) - statutory rate                             34.0%              34.0%          34.0%
Valuation allowance for deferred tax assets                      (20.7)             (33.1)         (38.7)
State income tax and loss carry forward                          (11.8)               8.4           12.2
Other, net                                                        (1.3)              (5.1)           6.8
                                                              --------          ---------      ---------
                         Total effective tax rate                   .2%               4.2%          14.3%
                                                              --------          ---------      ---------

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                                                             DEFERRED
                                                        DECEMBER 31, 2000   PROVISION     December 31, 1999
                                                        -----------------  ------------   -----------------

DEFERRED TAX ASSETS
Environmental compliance and other site related
     costs, principally due to accruals for financial
     reporting purposes                                    $      4,405    $     (1,371)   $      5,776
Depreciation and amortization                                     3,568            (495)          4,063
State operating loss carry forward                                  952             952              --
Net operating loss carryforward                                  11,593              30          11,563
Other                                                               880              84             796
                                                           ------------    ------------    ------------
Total gross deferred tax assets                                  21,398            (800)         22,198
Less valuation allowance                                        (19,799)            858         (20,657)
                                                           ------------    ------------    ------------
Net deferred tax assets                                           1,599              58           1,541

DEFERRED TAX LIABILITY
Site development costs                                           (1,230)            (58)         (1,172)
Capitalized interest                                               (369)             --            (369)
                                                           ------------    ------------    ------------

Total gross deferred tax liabilities                             (1,599)            (58)         (1,541)
                                                           ------------    ------------    ------------


Net deferred tax assets                                    $         --    $         --    $         --
                                                           ============    ============    ============

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

NOTE 16.  ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The allowance for doubtful accounts is made up of three components. There is the continuing allowance or reserve for bad debts, which may carry on from one year to the next. Adjustments to the allowance account were $1,299,480 and $1,385,425 for the years ending December 31, 1999, and 2000, respectively. These adjustments are the result of management's evaluation and the independent auditor's review of the accounts receivable and collection process to determine if the accounts were being collected were increasing or decreasing in relation to sales. In these two years collections of accounts receivable had improved and sales began to increase in 2000.

The allowance for doubtful accounts is generally increased by credits to the provision during the current year. There may be certain charges that affect the provision but for simplification in the table below these charges were netted with the account adjustments. The provision, as a general company policy, is a monthly accrual equal to 1 1/2 % of sales, and 100% reserve for accounts over 150 days old. The account increased by these credits of $762,608 and $966,399 for the years ending December 31, 1999, and 2000.

The allowance account will increase or decrease by accounts written off or collected, or by a change in the status of a customer's accounts receivable if determined the collection prospects have improved or declined. The accounts written off increased the allowance account by $854,260 and $811,650 in each respective year of 1999, and 2000. The collection of accounts previously written off accounted for decreases in the allowance for doubtful accounts of $745,483 and $443,369 for each of the years ending December 31, 1999, and 2000.

The Company believes with the historical trends it has experienced the allowance account is adequate.

 (reported in whole dollars)

                                              Balance at      Increase in       Decrease in
                                              January 1,       Allowance         Allowance      Balance at
Description                                      1999           Account           Account       December 31
-----------                                   ----------     ------------     --------------   -------------


Adjustments to allowance account              $1,047,000                      $    1,299,480
Provision for the current year                               $    762,608
Accounts written off current year                                 854,260
Collection of accounts previously
  written off                                                                        745,483
                                              ----------     ------------     --------------   -------------
                Balance December 31, 1999                    $  1,616,868     $    2,044,963   $     618,905

Adjustments to allowance account                                              $    1,385,425
Provision for the current year                                    966,399
Accounts written off current year                                 811,650
Collection of accounts previously
  written off                                                                        443,469
                                              ----------     ------------     --------------   -------------
                Balance December 31, 2000                    $  1,778,049     $    1,828,894   $     568,060


NOTE 17. SUBSEQUENT EVENT.

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

Exhibits
--------
  23           Consent of Independent Public Auditors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMERICAN ECOLOGY CORPORATION
                                      (Registrant)


Date:  December 13, 2001       By:  /s/ Stephen A. Romano
                                  ---------------------
                                        Stephen A. Romano
                                        President and Chief Operating Officer


Date:  December 13, 2001       By:  /s/ James R. Baumgardner
                                   ------------------------
                                        James R. Baumgardner
                                        Senior Vice President, Chief Financial
                                        Officer, Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit
--------
  23           Consent of Independent Public Auditors