Form 10-Q/A
period 2001-03-31
AMERICAN ECOLOGY CORP
filed 2001-12-18
CIK 742126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

At December 13, 2001, Registrant had outstanding 13,742,322 shares of its Common Stock.

                            EXPLANATION OF AMENDMENT

The Registrant, American Ecology Corporation (the "Company"), received a letter from the Securities and Exchange Commission dated November 1, 2001. The Commission made comments and requested clarification of certain items in the Notes to the financial statements, Item 1., and Management Discussion and Analysis, Item 2. Based on these comments, the Company amended Part I, Items 1 and 2 of its Form 10-Q to include clarifications of those items in conjunction with a response letter filed with the Commission on November 13, 2001.

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                       March 31,    December 31,
                                                                            2001            2000
                                                                       ---------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                            $  3,059        $  4,122
   Receivables, net of allowance for doubtful
    accounts of $1,184 and $568 respectively                              11,979           9,839
   Income taxes receivable                                                   740             740
   Prepayments and other                                                   2,073           1,316
                                                                        --------        --------
      Total current assets                                                17,851          16,017

Cash and investment securities, pledged                                      237             235
Property and equipment, net                                               30,943          18,488
Facility  development costs                                               27,430          27,430
Intangible assets relating to acquired businesses, net                       360             366
Other assets                                                               6,359           3,214
                                                                        --------        --------
      Total Assets                                                      $ 83,180        $ 65,750
                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current portion of long term debt                                    $  1,241        $  1,094
   Accounts payable                                                        1,940           2,680
   Accrued liabilities                                                     8,086           9,149
   Accrued closure and post closure obligation, current portion              700             700
   Income taxes payable                                                      110             115
                                                                        --------        --------
      Total current liabilities                                           12,077          13,738


Long term debt                                                            18,312          10,775
Accrued closure and post closure obligation, excluding current portion    25,390          15,253
Commitments and contingencies
Shareholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized, none issued                                --              --
   Series D cumulative convertible preferred stock, $.01 par value,

      100,001 authorized, 5,263 shares converted and retired                   1               1
   Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 authorized, 300,000 shares converted and retired                --              --
   Common stock, $.01 par value, 50,000,000 authorized, 13,755,282
      and 13,704,050 shares issued and outstanding, respectively             139             137
   Additional paid-in capital                                             54,640          54,610
   Retained earnings (deficit)                                           (27,379)        (28,764)
                                                                        --------        --------
      Total shareholders' equity                                          27,401          25,984
                                                                        --------        --------
Total Liabilities and Shareholders' Equity                              $ 83,180        $ 65,750
                                                                        ========        ========


The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ in 000's except per share amounts)


                                                                       Three Months Ended
                                                                            March 31,
                                                                      2001              2000
                                                                  --------           -------
Revenue                                                           $ 12,866           $ 9,319
Direct Operating Costs                                               6,733             4,875
                                                                  --------           -------
Gross profit                                                         6,133             4,444
Selling, general and administrative expenses                         4,803             3,263
                                                                  --------           -------
Income from operations                                               1,330             1,181
Investment income                                                      174               177
Gain on sale of assets                                                  46                 1
Interest expense                                                      (258)              (60)
Other income                                                           236               184
                                                                  --------           -------
Net income before income taxes                                       1,528             1,483
Provision for income taxes                                              46              101
                                                                  --------           -------
Net income                                                           1,482             1,382
Preferred stock dividends                                               97               100
                                                                  --------           -------
Net income available to common
   shareholders                                                   $  1,385           $ 1,282
                                                                  ========           =======

Basic earnings per share                                          $    .10           $   .09
                                                                  ========           =======
Diluted earnings per share                                        $    .08               .08
                                                                  ========           =======
Dividends paid per common share                                         --                --
                                                                  ========           =======


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                               2001              2000
                                                                               ----              ----
Cash flows from operating activities:
     Net income                                                             $ 1,482          $  1,382
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                          1,256               626
       Income taxes payable                                                      41                63
     Changes in assets and liabilities:
       Receivables                                                           (2,140)              727
       Investment securities classified as trading                               (2)               (3)
       Other assets                                                          (2,295)              960
       Accounts payable and accrued liabilities                              (1,849)           (2,625)
       Facility development                                                     105              (106)
                                                                            -------          --------
         Total adjustments                                                   (4,884)             (358)
                                                                            -------          --------
Net cash provided by (used in) operating activities                          (3,402)            1,023
                                                                            -------          --------
Cash flows from investing activities:
     Capital expenditures                                                    (1,192)           (1,696)
     Transfers from cash & investment securities pledged                         --              (250)
     Purchase of subsidiary                                                       1                --
                                                                            -------          --------
Net cash used in investing activities                                        (1,191)           (1,946)

Cash flows from financing activities:
     Proceeds from issuances of indebtedness                                  3,000                --
     Repayments of indebtedness                                                 499                18
                                                                            -------          --------
     Payment of cash dividends                                                   --                --
     Stock options exercised                                                     31                --
                                                                            -------          --------
Net cash provided by (used in) financing activities                           3,530                18

Decrease in cash and cash equivalents                                        (1,063)             (905)
Cash and cash equivalents at beginning of period                              4,122             4,771
                                                                            -------          --------
Cash and cash equivalents at end of period                                  $ 3,059          $  3,866
                                                                            =======          ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest, net of amounts capitalized                                  $  258            $   60
       Acquisition of subsidiary in exchange for liabilities                 20,400                --
       Income taxes                                                              46               114
       Acquisitions of equipment with capital leases                            743                40


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                  ($ in 000's)


                                                                  ADDITIONAL        RETAINED
                                    PREFERRED       COMMON         PAID-IN          EARNINGS
                                      STOCK          STOCK         CAPITAL         (DEFICIT)
                                    ---------       -------       ----------       ----------
Balance, December 31, 2000            $    1        $   137        $  54,610       $  (28,764)

Net Income                                --             --               --            1,482
Common stock issuance                     --              2               30               --
Dividends of preferred stock              --             --               --              (97)
Preferred stock-retired                   --             --               --               --
Paid in capital-warrants                  --             --               --               --
                                      ------        -------        ---------       ----------
Balance, March 31, 2001               $    1        $   139        $  54,640       $  (27,379)
                                      ======        =======        =========       ==========




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

The Company paid one thousand dollars in cash for all of the outstanding shares of ESII, subject to approximately $34.9 million in liabilities, which was reduced to $20.7 million when offset by $14.2 million of intercompany charges. The intercompany accounts were eliminated after the acquisition using the purchase method of accounting. This information was filed with the Securities and Exchange Commission on Form 8-K on April 16, 2001. This purchase would have increased the Company's asset base by approximately 25% from $65,750,000 to $87,163,000 at December 31, 2000, the date of the auditors report on this acquisition.

Pursuant to the Agreement, the Company acquired all of the authorized and issued stock of ESII, thereby obtaining ownership of all ESII assets and liabilities. The principal assets are a permitted hazardous and PCB waste treatment, storage and disposal facility and nearby railcar unloading facility in southwestern Idaho, a hazardous waste treatment facility operating under contract at an Illinois steel mill site, and exclusive rights to use a patented hazardous waste treatment process for steel mill electric arc furnace waste within a defined service territory in the western United States. ESII also had entered into contracts, including a renewable five-year contract with the U.S. Army Corps of Engineers, to dispose of wastes generated under the federal Formerly Utilized Site Remedial Action Program ("FUSRAP").

On May 1, 2001, ESII's name was changed to US Ecology Idaho, Inc ("USEI"). The newly acquired subsidiary intends to increase its business through continued marketing of the hazardous and PCB waste treatment, storage and disposal services at the facilities noted above.

The purchase price of $20.7 million for the USEI purchase was allocated to the following assets: $1,500 in cash, $1,998,000 in accounts receivable offset by $25,000 allowance for doubtful accounts and $150,000 of prepaid assets for a subtotal of $2,125,000 of current assets. Other assets consisted of gross property plant and equipment of $19,600,000 offset by $9,154,000 of accumulated depreciation, $3,063,000 of capitalized permitting, $2,573,000 in a post closure trust fund, $2,486,000 for debt issuance costs, and $105,000 of other assets.

Unaudited pro forma statement of operations data--

The following table compares, for the three months ended March 31, 2001 and 2000, reported consolidated results of operations including USEI actual operations from the acquisition date of February 1, 2001, to unaudited pro forma consolidated data as if the acquisition occurred at the beginning of the year:

(in thousands, except per share data)


                                                   2001                2000
                                                           Pro                  Pro
                                              Reported   Forma    Reported    Forma
                                              --------  ------    --------  -------
Revenue                                       $12,866   $14,361   $ 9,319   $13,804
Net income                                      1,482     1,740     1,382     2,157
Preferred stock dividends                          97        97       100       100
                                              -------   -------   -------   -------
Net income available to common shareholders   $ 1,385   $ 1,643   $ 1,282   $ 2,057
                                              =======   =======   =======   =======
Basic earnings per share                      $   .10   $   .12   $   .09   $   .15
                                              -------   -------   -------   -------
Diluted earnings per share                    $   .08   $   .10   $   .08   $   .13
                                              -------   -------   -------   -------

This data does not purport to be indicative of the Company's results of operations that might have occurred, nor which might occur in the future.


NOTE 3.      LONG-TERM DEBT.

Long-term debt at March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                       MARCH 31, 2001        December 31, 2000
                                       --------------        -----------------
Notes payable capital leases             $  1,349                   $  792
Credit facility loan                        3,000                    4,093
Industrial Revenue Bond                     8,500                       --
Other long term obligations                 6,704                    6,984
                                          -------                   ------
                                           19,553                   11,869
Current maturities                         (1,241)                  (1,094)
                                          -------                   ------
Long term debt                           $ 18,312                 $ 10,775
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

When the Company acquired Envirosafe Services of Idaho, Inc. it assumed an $8.5 million Industrial Revenue Bond, and a $15 million surety bond held by the State of Idaho, secured by $2.5 million in cash collateral, for closure and post closure obligations. The Company has since replaced the surety bond with an insurance policy. This freed up the $2.5 million plus $147 thousand in interest in cash collateral for use by the Company. This insurance policy was accepted by the regulatory agencies and is consistent, in form and substance, with closure and post closure insurance policies the Company maintains for its other facilities. The industrial revenue bond was initially used to make capital additions and improvements to the site facility. The 8 1/4% bond interest payments are approximately $58,000 a month and the bond is due November 2002.

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

NOTE 4.  ACCRUED CLOSURE AND POST CLOSURE OBLIGATION.

Closure and post closure obligation accruals at March 31, 2001 and December 31, 2000 were as follows (in thousands):


                                                            2001           2000
                                                            ----           ----
Accrued costs associated with open facililties           $19,223       $  8,993
Accrued costs associated with closed facilities            6,867          6,960
                                                         -------        -------
    Sub-total                                             26,090         15,953
Less: current portion                                       (700)          (700)
                                                         -------        -------
Closure and post closure obligation, excluding
 current portion                                         $25,390        $15,253
                                                         =======        =======

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

                                               (000's except per share amounts)
                                                Three Months Ended March 31,

                                                      2001              2000
                                                      ----              ----
Net Income                                       $   1,482        $    1,382
      Preferred stock dividends                         97               100
                                                 ---------        ----------
        Net income available to
          common shareholders                    $   1,385        $    1,282

Weighted average shares outstanding-
    Common shares outstanding at quarter end        13,746            13,704
    Effect of dilutive shares                        3,483             1,930
                                                 ---------        ----------
    Adjusted shares                                 17,230            15,634

Basic earnings per share                         $     .10        $      .09
                                                 =========        ==========
Diluted earnings per share                       $     .08        $      .08
                                                 =========        ==========

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

The following table shows the ending capitalized balances for facility development costs for the periods ended March 31, 2001 and December 31, 2000 (in thousands):

                                        Capitalized        Capitalized
                                            Costs            Interest          Total
                                        ------------       -----------       ----------

Ward Valley, CA Project                  $   20,057         $      895       $   20,952
Butte, Nebraska Project                       6,092                386            6,478
                                         ----------         ----------       ----------
Total                                    $   26,149         $    1,281       $   27,430
                                         ==========         ==========       ==========


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

NOTE 8.  ENVIRONMENTAL LIABILITIES.

Environmental Matters

The Company maintains reserves and insurance policies for costs associated with future closure and post closure obligations for both current and formerly operated disposal facilities based on professional engineering studies and analysis of regulatory requirements performed at least annually. Costs accounted for may include final disposal unit capping, gas emission control, subsurface soil and groundwater monitoring and or remediation, and other monitoring or routine maintenance costs required after a disposal site stops accepting waste. The total estimated final closure and post closure cost must be fully accrued for each landfill at the time a site discontinues accepting waste. The Company believes its reserves are adequate.

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

                                 -------------------------------------------------------------------
                                          CHEMICAL           LLRW        CORPORATE
                                          SERVICES         SERVICES       & OTHER          TOTAL
                                 ===================================================================
MARCH 31, 2001
Revenue                                   $  8,413         $ 4,582        $  (129)          $ 12,866
Direct Cost                                  4,097           2,693            (57)             6,733
                                 -------------------------------------------------------------------
Gross Profit                                 4,316           1,889            (72)             6,133
S,G&A                                        1,865           1,654          1,284              4,803
                                 -------------------------------------------------------------------
Income (loss) from operations                2,451             235         (1,356)             1,330
Investment income                              158               1             15                174
Gain on sale of assets                          33              13              -                 46
Interest expense                              (204)            (29)           (25)              (258)
Other income                                  (658)           (627)         1,521                236
                                 -------------------------------------------------------------------
Net income before taxes                   $  1,780        $   (407)       $   155           $  1,528
Total Assets                              $ 46,075        $ 36,074        $ 1,031           $ 83,180

MARCH 31, 2000

Revenue                                   $  3,724        $  5,768        $  (173)         $  9,319
Direct Cost                                  2,220           2,777           (122)            4,875
                                 -------------------------------------------------------------------
Gross Profit                                 1,504           2,991            (51)            4,444
S,G&A                                          734           1,568             961            3,263
                                 -------------------------------------------------------------------
Income (loss) from operations                  770           1,423         (1,012)            1,181
Investment income                               10               -             34                44
Gain on sale of assets                           1               -              -                 1
Interest expense                                 3              23             34                60
Other income                                  (373)           (661)         1,231               197
                                 -------------------------------------------------------------------
Net income before taxes                   $    411        $    785        $   286          $  1,483
Total Assets                              $ 14,755        $ 37,175        $ 5,867          $ 57,797

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

INTRODUCTION
Incorporated in 1952, American Ecology Corporation and its predecessors have operated commercial radioactive and chemical waste disposal and treatment facilities nationwide longer than any other company in the U.S. The Company mainly derives its revenues from fees charged for processing and disposal of hazardous, non-hazardous, naturally occurring and low-level radioactive waste. Revenues are also derived from rebuilding electric motors and other large components from nuclear power plants, brokering wastes to other service providers, and environmental remediation work.

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

Revenue for the three months ended March 31, 2001, reached $12,866,000 or 38% higher than during the same period in 2000. This growth in revenue was primarily the result of the Company acquiring Envirosafe Services of of Idaho, Inc., on February 1, 2001. This acquisition, described in Note 2 to the financial statements herein, was renamed US Ecology, Idaho, Inc. ("USEI") on May 1, 2001. USEI currently provides waste treatment, storage and disposal services for commercial hazardous and PCB waste. USEI currently provides commercial hazardous and PCB waste treatment, storage and disposal services and similar services for naturally occurring radioactive materials ("NORM") generated through federal government remediation efforts. The Company intends to increase its share of the U.S. market for this business through the acquired assets and continued operation of its existing waste treatment and disposal facilities. The USEI permits and licenses are similar to the Robstown, Texas and Beatty, Nevada facilities and USEI operates within the Chemical Services Division. However, USEI principally services a different market segment than the Company's Robstown or Beatty facilities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000
The following table sets forth items in the Statements of Operations for the periods ended March 31, 2001 and March 31, 2000, as a percentage of revenue:

                                                    Percentage of Revenue for
                                                            March 31,
                                                  -----------------------------
                                                   2001                   2000
                                                  ------                 ------
Revenue                                            100.0%                  100.0%
Direct operating costs                              52.3                    52.3
                                                   -----                   -----
Gross profit                                        47.7                    47.7
Selling, general and administrative expenses        37.3                    35.0
Income from operations                              10.4                    12.7
Other income (expense), net                          1.5                     3.2
                                                   -----                   -----
Income before income taxes                          11.9                    15.9
Income tax expense                                    .4                     1.1
Preferred stock dividends                             .8                     1.1
                                                   -----                   -----
Net income to common shareholders                   10.8%                   13.8%
                                                   =====                   =====

CONDENSED STATEMENT OF OPERATIONS
The following table shows the condensed statements of operations at March 31, 2001 with and without the newly acquired USEI, compared to the baseline operations for the period ending March 31, 2000.

REVENUE
Revenue for the first quarter of 2001 reached $12,866,000, a 38% increase over the $9,319,000 posted for the first quarter of 2000.

Reported in $000           MARCH 31, 2001           MARCH 31, 2001          March 31, 2000
                              WITH USEI              WITHOUT USEI
                        CHEMICAL        LLRW      CHEMICAL      LLRW      Chemical      LLRW
                        --------        ----      --------      ----      --------      ----

Revenue                  $ 8,413      $ 4,582      $ 5,015    $ 4,582     $ 3,724     $ 5,768

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

Reported in $000              MARCH 31, 2001                 MARCH 31, 2001               March 31, 2000
                                WITH USEI                     WITHOUT USEI
                          CHEMICAL         LLRW          CHEMICAL           LLRW       Chemical       LLRW
                          --------         ----          --------           ----       --------       ----
S,G&A costs                $1,865         $1,654          $1,257           $1,654        $734        $1,568

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

OTHER INCOME
Other income is the account used to record various business activities that are not a part of the Company's ordinary and usual business line of revenue. Other income also includes the reversal of expenses charged to reserves for contingent liabilities from prior periods and miscellaneous cash receipts. The Company believes it is appropriate to use an account like other income to reflect accurately in the current period those costs and expenses which were reversed from accruals in prior periods of estimated operating or selling, general & administrative expense. As a result, credits from prior periods go to other income rather than crediting current years expenses or revenue, thus preserving the true current period results from operations.

If a reserve were established based on a known liability that was reasonably estimated, and later settled for a lesser amount, that unused portion of the reserve from a prior period would result in other income. On the other hand if such contingent liability were resolved within the same year, then the account that the original expense was charged to would take the resultant credit.

Other income was $236,000 and $184,000 for each of the quarters ending March 31, 2001, and 2000, respectively. In the first quarter of 2001, the Company wrote down $52,000 of restructuring charges related to the USEI acquisition in February 2001. The Company also made an adjustment to a legal and professional fees reserve for

$160,000 of estimated attorney fees for a pending lawsuit accrued in 2000, which was subsequently settled favorably in 2001. The following table shows the items making up other income:

(Reported in thousands of dollars)

                                                                  MARCH 31,       March 31,
                                                                    2001            2000
                                                                  ---------       ---------
OTHER INCOME FROM GENERAL BUSINESS ITEMS
State tax refunds from prior year                                  $  --            $  3
Loan repayment to Chase Bank of Texas originally
     expensed as bank fees                                            --             112
Reverse bad debt expense reserve                                      23              10
Professional fees accrual adjustment                                 160              --
Reverse USEI restructuring charge                                     52              --
Correction of prior years expenses that were allowable
     as capitalized costs                                             --              56
                                                                    ----            ----
    SUBTOTAL                                                         235             181
OTHER INCOME FROM NON-GENERAL BUSINESS ITEMS
Correction of gain on asset sale                                      (2)             --
Cash receipts for property rents                                       2               2
Vending machine commissions                                            1               1
                                                                    ----            ----
     Total other income                                             $236            $184
                                                                    ----            ----

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

Reported in $000                             MARCH 31, 2001              March 31, 2000       March 31, 1999
                                      WITH USEI       WITHOUT USEI
                                    CONSOLIDATED      CONSOLIDATED        Consolidated         Consolidated
                                    ------------      ------------        ------------         ------------
Net Income                             $1,482             $381               $1,382                $119
Basic Earnings Per Share                 .10               .02                 .09                 .001
Diluted Earnings Per Share               .08               .01                 .08                 .001

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


                                        AMERICAN ECOLOGY CORPORATION
                                                 (Registrant)

Date:  December 13, 2001                By:    /s/ Stephen A. Romano
                                           ---------------------------------
                                                   Stephen A. Romano
                                        President and Chief Operating Officer


Date:  December 13, 2001                By:   /s/ James R. Baumgardner
                                          ----------------------------------
                                                  James R. Baumgardner
                                                 Senior Vice President,
                                                Chief Financial Officer,
                                                Secretary and Treasurer