Form 10-Q/A
period 2001-06-30
AMERICAN ECOLOGY CORP
filed 2001-12-18
CIK 742126

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

 For the transition period from _____________________to________________________


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

                            EXPLANATION OF AMENDMENT

The Registrant, American Ecology Corporation (the "Company"), received a letter from the Securities and Exchange Commission dated November 1, 2001. The Commission made comments and requested clarification of certain items in the Notes to the financial statements, Item 1., and Management Discussion and Analysis, Item 2. Based on these comments, the Company amended Part I, Item 1, Statement of Cash Flows and Note 2, and Item 2 of its Form 10-Q to include clarifications of those items in conjunction with a response letter filed with the Commission on November 13, 2001.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                     June 30,      December 31,
                                                                                       2001            2000
                                                                                     --------      ------------

ASSETS
Current Assets:
     Cash and cash equivalents                                                       $    773        $  4,122
     Receivables (trade and other), net of allowance for
          Doubtful accounts of $843 and $839 respectively
                                                                                       10,372           9,839
     Income tax receivable                                                                740             740
     Prepayments and other                                                              2,565           1,316
                                                                                     --------        --------
          Total current assets                                                         14,450          16,017

Cash and investment securities, pledged                                                   242             235
Property and equipment, net                                                            30,491          18,488
Facility development projects                                                          27,430          27,430
Intangible assets relating to acquired businesses, net                                    354             366
Other assets                                                                            8,293           3,214
                                                                                     --------        --------
          Total assets                                                               $ 81,260        $ 65,750
                                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                               $    947        $  1,094
     Accounts payable                                                                   2,988           2,680
     Accrued liabilities                                                                6,699           9,149
     Current portion of accrued closure and post closure obligations                      700             700
     Income taxes payable                                                                 272             115
                                                                                     --------        --------
          Total current liabilities                                                    11,606          13,738

Long term debt, excluding current portion                                              16,606          10,775
Closure and post closure obligation, excluding current portion                         25,414          15,253
                                                                                     --------        --------
          Total liabilities                                                            53,626          39,766
Commitments and Contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                       --              --
     Series D cumulative convertible preferred stock, $.01 par value, 100,001
          authorized and issued, 5,263 shares converted and retired                         1               1
     Series E redeemable convertible preferred stock, $10.0 par value, 300,000
          authorized and issued, 300,000 shares converted and retired                    --              --
     Common stock, $.01 par value, 50,000,000 authorized, 13,720,736
          and 13,704,050 shares issued and outstanding respectively                       139             137
     Additional paid-in capital                                                        54,647          54,610
     Retained earnings (deficit)                                                      (27,153)        (28,764)
                                                                                     --------        --------
             Total shareholders' equity                                                27,634          25,984
                                                                                     --------        --------
      Total Liabilities and Shareholders' Equity                                     $ 81,260        $ 65,750
                                                                                     ========        ========


The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended             Six Months Ended
                                                            June 30,                       June 30,
                                                      2001            2000           2001            2000
                                                   --------        --------        --------        --------

Revenue                                            $ 13,731        $ 10,485        $ 26,597        $ 19,804
Direct operating costs                                8,341           5,898          15,074          10,773
                                                   --------        --------        --------        --------

Gross profit                                          5,390           4,587          11,523           9,031
Selling, general and administrative expenses          5,568           4,128          10,371           7,444
                                                   --------        --------        --------        --------

Income (loss) from operations                          (178)            459           1,152           1,587

Investment income                                        34             125             208             237
Gain on sale of assets                                   66            --               112               1
Interest Expense                                       (346)            (60)           (604)           (108)
Other income                                            788             199           1,024             489
                                                   --------        --------        --------        --------

Net income before income taxes                          364             723           1,892           2,206
Income tax expense (benefit)                             38             (41)             84              61
                                                   --------        --------        --------        --------

Net income                                              326             764           1,808           2,145
Preferred stock dividends                                99              99             196             199
                                                   --------        --------        --------        --------

Net income available to common shareholders        $    227        $    665        $  1,612        $  1,946
                                                   ========        ========        ========        ========

Basic earnings per share                           $    .02        $    .05        $    .12        $    .14
                                                   --------        --------        --------        --------

Diluted earnings per share                         $    .01        $    .04        $    .09        $    .12
                                                   --------        --------        --------        --------

Dividends paid per common share                    $   --          $   --          $   --          $   --
                                                   --------        --------        --------        --------


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                    Six Months Ended June 30,
                                                                                       2001          2000
                                                                                     -------        -------

Cash flows from operating activities:

     Net income                                                                      $ 1,808        $ 2,145
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                  2,659          1,195
        Deferred income tax provision                                                    157            (47)
        Stock compensation                                                                12
Changes in assets and liabilities:
        Receivables                                                                     (534)            89
        Investment securities classified as trading                                       (7)            (5)
        Other assets                                                                  (1,249)           (78)
        Accounts payable and accrued liabilities                                      (2,142)          (151)
        Facility closure and post closure obligations                                    105           (411)
                                                                                     -------        -------
             Total adjustments                                                        (1,011)           604

Net cash provided by (used in) operating activities                                      797          2,749

Cash flows from investing activities:
        Capital expenditures                                                          (3,752)        (4,322)
        Proceeds from insurance trust                                                  2,565           --
                                                                                     -------        -------
Net cash used in investing activities                                                 (1,187)        (4,322)

Cash flows from financing activities:
        Proceeds from issuance of indebtedness                                         4,200           --
        Stock options exercised                                                           39           --
        Repayments of indebtedness                                                    (7,198)          (544)
                                                                                     -------        -------
Net cash provided by (used in) financing activities                                   (2,959)          (544)

Increase (decrease) in cash and cash equivalents                                      (3,349)        (2,117)
Cash and cash equivalents at beginning of period                                       4,122          4,771
                                                                                     -------        -------
Cash and cash equivalents at end of period                                           $   773        $ 2,654
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

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ in 000's)

                                                                                          ADDITIONAL              RETAINED
                                              PREFERRED STOCK       COMMON STOCK        PAID-IN CAPITAL      EARNINGS (DEFICIT)
                                              ---------------       ------------        ---------------      ------------------

Balance, December 31, 2000                        $      1             $    137             $ 54,610              $  28,764)

Net Income                                            --                   --                   --                    1,482
Common Stock Issuance                                 --                      2                   32                      0
Dividends for preferred stock
                                                      --                   --                   --                      (97)
                                                  --------             --------             --------              ---------
Balance March 31, 2001                                   1                  139               54,642                (27,379)

Net Income                                            --                   --                   --                      326
Common Stock Issuance                                 --                   --                      5                   --
Dividends for preferred stock                         --                   --                   --                      (99)
Other Adjustment
                                                      --                   --                   --                       (1)
                                                  --------             --------             --------              ---------
Balance June 30, 2001                             $      1             $    139             $ 54,647              $ (27,153)
                                                  ========             ========             ========              =========

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

NOTE 2. ACQUISITION.

On February 1, 2001, the Company acquired Envirosafe Services of Idaho, Inc. a Delaware corporation. The Company changed the name to US Ecology Idaho, Inc ("USEI"). The following table compares, for the six months ended June 30, 2001 and 2000, reported consolidated results of operations with USEI actual results from the date of acquisition on February 1, 2001, to unaudited pro forma consolidated data as if the acquisition occurred at the beginning of the year:

Unaudited pro forma statement of operations data--

(in thousands, except per share data)

                                                          2001                       2000
                                                 Reported      Pro Forma     Reported     Pro Forma
                                                 --------      --------      --------      --------

Revenue                                          $ 26,597      $ 28,092      $ 19,804      $ 28,774

Net income                                          1,808         2,066         2,145         3,693
Preferred stock dividends                             196           196           199           199
                                                 --------      --------      --------      --------

Net income available to common shareholders      $  1,612      $  1,870      $  1,946      $  3,494
                                                 ========      ========      ========      ========

Basic earnings per share                         $    .12      $    .14      $    .14      $    .25
                                                 --------      --------      --------      --------

Diluted earnings per share                       $    .09      $    .11      $    .12      $    .22
                                                 --------      --------      --------      --------

This data does not purport to be indicative of the Company's results of operations that might have occurred, nor which might occur in the future.

NOTE 3.  OTHER ASSETS.

Other assets totaled $8,293,000 and $3,214,000 at June 30, 2001 and 2000. The other asset category includes the following accounts (in thousands):

                                        June 30, 2001      December 31, 2000
                                        -------------      -----------------

Long Term Notes Receivable                  $   148             $    68
Security Deposits                                44                  34
Thermal Desorbtion                              107                  31
Permits                                       7,958               3,008
Other Assets Deferred                            36                  73
                                            -------             -------
Total Other Assets                          $ 8,293             $ 3,214
                                            =======             =======

NOTE 4.  LONG-TERM DEBT.

Long-term debt at June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                        June 30, 2001      December 31, 2000
                                        -------------      -----------------

Notes payable                              $  2,412             $    792
Line of Credit                                4,200                4,093
Industrial Revenue Bond                       8,500                 --
Capital lease obligations and other           2,441                6,984
                                           --------             --------
                                             17,553               11,869
Less: Current maturities                       (947)              (1,094)
                                           --------             --------
Long term debt                             $ 16,606             $ 10,775
                                           ========             ========

Aggregate maturity of future minimum payments under long term debt and capital leases is as follows (in thousands):

                                                        June 30, 2001         December 31, 2000
                                                        -------------         -----------------

2001                                                       $    757              $  1,094
2002                                                         14,094                 8,586
2003                                                          2,045                   805
2004                                                            496                   621
2005                                                             74                    19
2006                                                             88                  --
                                                           --------              --------
TOTAL                                                      $ 17,553              $ 11,869
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

(in thousands except per share)                                Three Months Ended                      Six Months Ended
                                                                    June 30,                                June 30,
                                                            2001                2000                2001                2000
                                                          --------            --------            --------            --------

BASIC
Net Income                                                     227                 665               1,612               1,946
Weighted average common shares                              13,749              13,708              13,749              13,708
Net income per share, basic                               $    .02            $    .05            $    .12            $    .14
                                                          --------            --------            --------            --------

DILUTED
Weighted average of common shares                           13,749              13,708              13,749              13,708
Dilutive effect of common stock options and warrants         3,696               2,629               3,696               2,629
                                                          --------            --------            --------            --------

Total weighted average common and dilutive shares
     outstanding                                            17,445              16,337              17,445              16,337
Net income per share, diluted                             $    .01            $    .04            $    .09            $    .12
                                                          --------            --------            --------            --------

NOTE 6.     FACILITY DEVELOPMENT PROJECTS.

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

The following table shows the ending capitalized balances for facility development costs for the periods ended June 30, 2001 and December 31, 2000 (in thousands):

                                           Capitalized Costs   Capitalized Interest       Total
                                           -----------------   --------------------       -----

        Ward Valley, CA Project                $  20,057              $    895          $ 20,952
        Butte, Nebraska Project                    6,092                   386             6,478
                                               ---------              --------          --------
        Total                                  $  26,149             $   1,281          $ 27,430
                                               =========             =========          ========

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

                                                   Chemical         LLRW        Corporate
                                                   Services       Services       & Other          Total
                                                   --------       --------      ---------       --------

Three Months Ending June 30, 2001
Revenue                                            $  9,387       $  4,489       $   (145)      $ 13,731
Direct Cost                                           5,170          3,254            (83)         8,341
                                                   --------       --------       --------       --------
Gross Profit                                       $  4,217       $  1,235       $    (62)      $  5,390
SG&A                                                  2,378          1,781          1,409          5,568
                                                   --------       --------       --------       --------
Income (loss) from operations                         1,839           (546)        (1,471)          (178)
Investment Income                                         9           --               25             34
Gain on sale of assets                                   52             14           --               66
Interest expense                                       (311)           (29)            (6)          (346)
Other income                                            913            735           (860)           788
                                                   --------       --------       --------       --------
Income before taxes                                   2,502            174         (2,312)           364
Income taxes                                           --             --               38             38
                                                   --------       --------       --------       --------
Net income                                         $  2,502       $    174       $ (2,350)      $    326
Total assets                                         45,817         36,478         (1,035)        81,260


Six Months Ending June 30, 2001
Revenue                                            $ 17,800       $  9,071       $   (274)      $ 26,597
Direct Cost                                           9,267          5,947           (140)        15,074
                                                   --------       --------       --------       --------
Gross Profit                                       $  8,533       $  3,124       $   (134)      $ 11,523
SG&A                                                  4,243          3,346          2,692         10,371
                                                   --------       --------       --------       --------
Income (loss) from operations                         4,290           (312)        (2,693)         1,152
Investment Income                                       167              1             40            208
Gain on sale of assets                                   85             27           --              112
Interest expense                                       (515)           (58)           (31)          (604)
Other income                                            255            108            661          1,024
                                                   --------       --------       --------       --------
Income before taxes                                   4,282           (234)        (2,156)         1,892
Income taxes                                           --             --               84             84
                                                   --------       --------       --------       --------
Net Income                                         $  4,282       $   (234)      $ (2,240)      $  1,808
Total Assets                                         45,817         36,478         (1,035)        81,260

                                                   Chemical         LLRW       Corporate
                                                   Services       Services      & Other          Total
                                                   --------       --------     ---------       --------

Three Months Ending June 30, 2000
Revenue                                            $  5,481       $  5,137      $   (133)      $ 10,485
Direct Cost                                           3,211          2,711           (24)         5,898
                                                   --------       --------      --------       --------
Gross Profit                                       $  2,270       $  2,426      $   (109)      $  4,587
SG&A                                                    889          1,686         1,553          4,128
                                                   --------       --------      --------       --------
Interest expense                                       (135)          --              (3)          (138)
Corporate Allocation                                    204            585          (915)          (126)
Income Taxes                                           --             --             (41)           (41)
                                                   --------       --------      --------       --------
Net Income                                         $  1,312       $    155      $   (703)      $    764


Six Months Ending June 30, 2000
Revenue                                            $  9,205       $ 10,905      $   (306)      $ 19,804
Direct Cost                                           5,431          5,488          (146)        10,773
                                                   --------       --------      --------       --------
Gross Profit                                       $  3,774       $  5,417      $   (160)      $  9,031
SG&A                                                  1,623          3,801         2,020          7,444
                                                   --------       --------      --------       --------
Interest expense                                       (160)          --            (119)          (279)
Corporate Allocation                                    737          1,162        (2,239)          (340)
Income Taxes                                           --             --              61             61
                                                   --------       --------      --------       --------
Net Income                                         $  1,574       $    454      $   (117)      $  2,145
Total assets                                         21,332         37,454           678         59,464


NOTE 10. CASH AND INVESTMENT SECURITIES.

The Company maintains several bank accounts with various investments including commercial paper, certificates of deposit and money market accounts totaling $242,000 at June 30, 2001. These monies are pledged towards the owned facilities closure and post closure obligations.

NOTE 11. COMMITMENTS AND CONTINGENCIES.

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

NOTE 12. PREFERRED STOCK.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                                    Three Months Ended      Six Months Ended      Three Months Ended     Six Months Ended
                                       June 30, 2001         June 30, 2001          June 30, 2000         June 30, 2000
                                     ---------------         -------------          -------------         -------------
                                        $        %            $         %            $         %           $          %
                                     ------    -----       ------     -----       ------     -----       ------     -----

Revenue                              13,731                26,597                 10,485                 19,804

Direct Operating Costs                8,341     60.7%      15,074     56.7%        5,898       56.3%     10,773      54.4%
                                     ------                ------                 ------                 ------

Gross Profits                         5,390     39.3%      11,523     43.3%        4,587       43.7%      9,031      45.6%

SG & A                                5,568     40.6%      10,371     39.0%        4,128       39.4%      7,444      37.6%
                                     ------                ------                 ------                 ------

Income from Operations                 (178)    -1.3%       1,152      4.3%          459        4.4%      1,587       8.0%

Investment Income                        34      0.2%         208      0.8%          125        1.2%        237       1.2%

Gain on sale of assets                   66      0.5%         112      0.4%           --        0.0%          1       0.0%

Interest Expense                       (346)    -2.5%        (604)    -2.3%          (60)      -0.6%       (108)     -.05%

Other (income) Expense                  788      5.7%       1,024      3.9%          199        1.9%        489       2.5%
                                     ------                ------                 ------                 ------
Net Income Before income
    Taxes                               364      2.7%       1,892      7.1%          723        6.9%      2,206      11.1%

Income tax expense (benefit)
                                         38      0.3%          84      0.3%          (41)      -0.4%         61       0.3%
                                     ------                ------                 ------                 ------

Net Income                              326      2.4%       1,808      6.8%          764        7.3%      2,145      10.8%

Preferred Stock Dividends                99      0.7%         196      0.7%           99        0.9%        199       1.0%
                                     ------                ------                 ------                 ------

Net Income (loss) available
to common Shareholders                  227      1.7%       1,612      6.1%          665        6.3%      1,946       9.8%
                                     ======                ======                 ======                 ======

CONDENSED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDING

Reported in $000                                         June 30, 2001                 June 30, 2000
                                                   Chemical          LLRW        Chemical          LLRW
                                                   --------          ----        --------          ----

Revenue                                            $ 17,800       $  9,071       $  9,205       $ 10,905
Direct Operating costs                                9,267          5,947          5,431          5,488

Gross Profit                                          8,533          3,124          3,774          5,417
SG & A                                                4,243          3,436          1,623          3,801
                                                   --------       --------       --------       --------

Income (loss) from
operations                                            4,290           (312)         2,151          1,616

Other income (expense)                               (1,577)        (1,184)          (576)        (1,162)
                                                   --------       --------       --------       --------

Net Income (loss)                                  $  2,713       $ (1,496)      $  1,575       $    454
                                                   --------       --------       --------       --------

REVENUE

                                                       Period to Period Change          Period to Period Change
                                                     For the Three Months Ended        For the Six Months Ended
                                                       June 30, 2001 and 2000           June 30, 2001 and 2000
                                                       ----------------------           ----------------------
                                                           $              %                 $             %
                                                     --------------   ---------        -------------   --------

Statement of Operations Revenue
Chemical Division                                        3,906            71              8,595           93
LLRW Division                                             (648)          (13)            (1,834)         (17)
Corporate & Other                                          262            --                306           --

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

DIRECT OPERATING COSTS

The following table indicates the period-to-period change in direct and indirect costs:

                                                       Period to Period Change          Period to Period Change
                                                     For the Three Months Ended        For the Six Months Ended
                                                       June 30, 2001 and 2000           June 30, 2001 and 2000
                                                       ----------------------           ----------------------
                                                           $              %                 $             %
                                                     --------------   ---------        -------------   --------

Statement of Operations-Direct Operating Costs
Chemical Division                                        1,959           61               3,836          71
LLRW Division                                              543           20                 459           8
Corporate & Other                                           81           --                 146          --

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

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)

                                                       Period to Period Change          Period to Period Change
                                                     For the Three Months Ended        For the Six Months Ended
                                                       June 30, 2001 and 2000           June 30, 2001 and 2000
                                                       ----------------------           ----------------------
                                                           $              %                 $             %
                                                     --------------   ---------        -------------   --------

Selling, General and Administrative Costs
Chemical Division                                        1,489           167              2,620          161
LLRW Division                                               96             6               (365)         (10)
Corporate & Other                                         (144)           (9)               673           33

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

OTHER COSTS AND INVESTMENT INCOME

                                                       Period to Period Change          Period to Period Change
                                                     For the Three Months Ended        For the Six Months Ended
                                                       June 30, 2001 and 2000           June 30, 2001 and 2000
                                                       ----------------------           ----------------------
                                                           $              %                 $             %
                                                     --------------   ---------        -------------   --------

Other Costs
Chemical Division                                         943            (31)              (585)          (101)
LLRW Division                                            (136)          (256)            (1,084)           (93)
Corporate & Other                                        (144)            (9)             3,028           (128)

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

OTHER INCOME

Other income is the account used to record various business activities that are not a part of the Company's ordinary and usual business line of revenue. Other income also includes the reversal of expenses charged to reserves for contingent liabilities from prior periods and miscellaneous cash receipts. The Company believes it is appropriate to use an account like other income to reflect accurately in the current period those costs and expenses which were reversed from accruals in prior periods of estimated operating or selling, general & administrative expense. As a result, credits from prior periods go to other income rather than crediting current years expenses or revenue, thus preserving the true current period results of operation operations.

If a reserve were established based on a known liability that was reasonably estimated, and later settled for a lesser amount, that unused portion of the reserve from a prior period would result in other income. On the other hand if such contingent liability were resolved within the same year, then the account that the original expense was charged to would take the resultant credit.

Other income for the three and six months ended June 30, 2001 was $788,000 and $1,024,000 compared to $199,000 and $489,000 for the same periods of 2000. The main reason for the large increase in 2001 was for a burial fee adjustment made at the Oak Ridge, Tennessee facility for $500,000 for processing and disposing aged waste that had been at the facility over one year. Originally the Company had established this reserve when a court judgment was received in January 1998, for $2,044,346 in the case of Houston 88, where the landlord brought charges for the Company's early vacation of leased premises as company headquarters in Houston, Texas. The Company then settled the case for approximately $1.5 million less than the judgment. This $1.5 million reserve was then assigned to the Oak Ridge facility for the ongoing commitment to the State of Tennessee for disposal of aged waste on company property. This burial fee adjustment was the result of a very concentrated effort to remove the aged waste from the Oak Ridge facility during the first six months of 2001. This aged waste has now been properly disposed of other than a minor amount, which is accounted for, leaving the additional accrual from prior years of $250,000.

The Company discovered in the second quarter of 2001, after having made the bond interest payment on a $15 million industrial revenue bond, that the previous owner of USEI had made an accrual for the bond interest payable. At the time of payment the Company had charged bond interest expense for $177,000 rather than charging the accrued bond interest reserve. This recognition of other income for $177,000 in the second quarter of 2001, is to correct and remove the accrual.

The table below provides an itemization of transactions that accounted for other income: (Reported in thousands of dollars)

                                                                        Three Months Ended          Six Months Ended
                                                                              June 30,                  June 30,
OTHER INCOME FROM GENERAL BUSINESS ITEMS                                 2001         2000          2001          2000
                                                                         ----         ----          ----          ----

Burial fee accrual adjustment                                          $   500      $    73      $   500       $    73
State tax refunds from prior year                                         --           --           --               3
Loan repayment to Chase Bank of Texas originally
  expensed as bank fees                                                   --           --           --             112
Payment on sales invoices previously written off                          --             55         --              55
Reverse bad debt expense reserve                                             2           68           25            78
Bond interest from excess accrual in prior year                            177          177         --
Professional fees adjustment                                              --           --            160          --
Reverse USEI restructuring charge                                         --           --             52          --
Correction of prior years expenses that were
  allowable as capitalized costs                                          --           --           --             162
                                                                       -------      -------      -------       -------
     SUBTOTAL                                                              678          196          913           483
OTHER INCOME FROM NON-GENERAL BUSINESS ITEMS
Adjustment of income tax accrual                                           107         --            107          --
Correction of gain on asset sale                                          --           --             (2)         --
Cash receipts for property rents                                             2            2            4             4
Vending machine commission                                                   1            1            2             2
                                                                       -------      -------      -------       -------
     TOTAL OTHER INCOME                                                $   788      $   199      $ 1,024       $   489
                                                                       -------      -------      -------       -------


OPERATING EARNINGS AND NET INCOME

                                                       Period to Period Change          Period to Period Change
                                                     For the Three Months Ended        For the Six Months Ended
                                                       June 30, 2001 and 2000           June 30, 2001 and 2000
                                                       ----------------------           ----------------------
                                                           $              %                 $             %
                                                     --------------   ---------        -------------   --------

Income from Operations
Chemical Division                                           458            33             2,139            99
LLRW Division                                            (1,286)         (173)           (1,928)         (119)
Corporate & Other                                           191           (11)             (513)           24

EBINT (1)
Chemical Division                                           895            72             2,647           132
LLRW Division                                            (1,257)         (170)            1,871          (115)
Corporate & Other                                           506           (31)                2            --

Consolidated Net Income                                    (438)          (66)             (334)           17

EBITDA (2)                                                 (364)          (30)              370           (12)

(1) EBINT represents earnings from operations before deducting interest and taxes.

(2) EBITDA is defined herein as income from operations excluding depreciation and amortization and asset impairments and unusual items. EBITDA, which is not a measure of financial performance under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company.

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

The LLRW Division's operating income was lower by $1,286,000 and $1,928,000 for the three and six months ended June 30, 2001 compared to the same periods one year ago. As discussed in the revenue section of the results of operations the LLRW division revenue declined by 173% for the three months ended June 30, 2001and 119% for the six months ended due to the Oak Ridge facility's focus on eliminating aged waste. During the second quarter Oak Ridge notified customers to delay shipments of revenue generating material so that facility operations could clear the site of aged waste. The Richland Washington facility revenue is also limited by rate base regulations and has been somewhat lower for the six months ended June 30, 2001 than for June 30, 2000.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company has amended the Consolidated Statements of Cash Flows indicating that the original increase in other assets had been erroneously overstated while the repayment of indebtedness had been understated. These changes indicate that the net cash provided form operations at June 30, 2001 was $797,000 compared to $2,749,000 for the same period one year ago. The return of cash in a collateral trust fund to the Company improved net cash used in investing activities to $1,187,000 at June 30, 2001 compared to $4,322,000 at June 30, 2000. The Company received this cash collateral of $2,565,000 that was held in trust for the USEI facility during the second quarter of 2001. The money was held in trust as collateral for the previous owners of USEI to secure a $15 million surety bond for the State of Idaho. The Company's insurance and arrangements to secure the same surety bond was adequate for the State of Idaho to authorize the cash collateral to be released to the Company. The Company used these proceeds for ordinary business, to pay down certain accounts payable and to improve the Company's overall working capital position. The net cash used in financing activities was $2,959,000 at June 30, 2001, a large increase compared to $544,000 at June 30, 2000. This change in 2001 financing was the result of repaying a large portion of long term debt.

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

As of June 30, 2001 the Company's liquidity, as measured by the current ratio, increased to 1.25:1 compared to 1.17:1 at December 31, 2000. The Company's working capital increased to $2,844,000 from $2,279,000 at December 31, 2000 but was down from $5,774,000 at March 31, 2001. Overall 2001 is a large improvement from one year ago, when the Company had a working capital deficit of $3,620,000 at June 30, 2000. Despite this increase in liquidity and availability of capital from the same period last year, management has a priority in the third quarter to extend the current banking arrangement. If the Company is unable to reach an accommodation and extension with it's bank, the line of credit borrowings now classified long-term debt will become short-term and will be due August 2002. This would cause a material, adverse change in the Company's working capital position.

Since December 31, 2000 the Company's leverage has increased, as evidenced by debt to equity ratio of 1.94:1.0 at June 30, 2001, compared to1.53:1.0 at year end. The debt to equity ratio is defined as total debt divided by shareholders equity. This increase in the Company's leverage is principally the result of the assumption of the $8,500,000 industrial revenue bond and $12,000,000 of other USEI liabilities.

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