Form 10-Q/A
period 2001-09-30
AMERICAN ECOLOGY CORP
filed 2001-12-18
CIK 742126

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

  For the transition period from _____________________ to ____________________


                         Commission File Number 0-11688

                          AMERICAN ECOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                        95-3889638
    -------------------------------                       ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

             805 W. Idaho
              Suite #200
             Boise, Idaho                                      83702-8916
----------------------------------------                  ----------------------
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

                            EXPLANATION OF AMENDMENT

The Registrant, American Ecology Corporation (the "Company"), received a letter from the Securities and Exchange Commission dated November 1, 2001. The Commission made comments and requested clarification of certain items in the Notes to the financial statements, Item 1., and Management Discussion and Analysis, Item 2. Based on these comments, the Company amended Part I, Item 1
Note 2, and Item 2 of its Form 10-Q to include clarifications of those items in conjunction with a response letter filed with the Commission on November 13, 2001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                          AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                   September 30,   December 31,
                                                                                       2001           2000
                                                                                   -------------   ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $  1,460       $  4,122
     Receivables (trade and other), net of allowance for
          Doubtful accounts of $1,490 and $568 respectively                            11,299          9,839
     Income tax receivable                                                                740            740
     Prepayments and other                                                              2,205          1,316
                                                                                     --------       --------
          Total current assets
                                                                                       15,704         16,017

Cash and investment securities, pledged
                                                                                          242            235
Property and equipment, net
                                                                                       34,296         18,488
Facility development projects
                                                                                       27,289         27,430
Intangible assets relating to acquired businesses, net
                                                                                          348            366
Other assets                                                                            4,708          3,214
                                                                                     --------       --------
          Total assets                                                               $ 82,587       $ 65,750
                                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                               $  1,231       $  1,094
     Accounts payable                                                                   3,983          2,680
     Accrued liabilities                                                                6,936          9,149
     Current portion of accrued closure and post closure obligations                      700            700
     Income taxes payable                                                                 320            115
                                                                                     --------       --------
          Total current liabilities                                                    13,170         13,738

Long term debt, excluding current portion                                              17,809         10,775
Closure and post closure obligation, excluding current portion                         25,434         15,253
                                                                                     --------       --------
          Total liabilities                                                            56,413         39,766
Commitments and Contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                         --             --
     Series D cumulative convertible preferred stock, $.01 par value, 100,001
          authorized and issued, 5,263 shares converted and retired                         1              1
     Series E redeemable convertible preferred stock, $10.00 par value, 300,000
          authorized and issued, 300,000 shares converted and retired                      --             --
     Common stock, $.01 par value, 50,000,000 authorized, 13,720,622
          and 13,704,050 shares issued and outstanding respectively                       138            137
     Additional paid-in capital                                                        54,500         54,610
     Retained earnings (deficit)                                                      (28,465)       (28,764)
                                                                                     --------       --------
             Total shareholders' equity                                                26,174         25,984
                                                                                     --------       --------
      Total Liabilities and Shareholders' Equity                                     $ 82,587       $ 65,750
                                                                                     ========       ========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                  -----------------------       -----------------------
                                                    2001           2001           2000           2000
                                                  --------       --------       --------       --------
Revenue                                           $ 13,896       $ 11,796       $ 40,493       $ 31,600
Direct operating costs                               8,498          6,555         23,572         17,327
                                                  --------       --------       --------       --------

Gross profit                                         5,398          5,241         16,921         14,273
Selling, general and administrative expenses         6,326          4,228         16,697         11,672
                                                  --------       --------       --------       --------
Income (loss) from operations                         (928)         1,013            224          2,601

Investment income (loss)                                24            (95)           231            143
Interest income (expense)                             (294)          (175)          (898)          (249)
Gain on sale of assets                                  50             45            162             44
Other income (loss)                                    (34)           320            990            775
                                                  --------       --------       --------       --------

Net income (loss) before income taxes               (1,182)         1,108            709          3,314
Income tax expense (benefit)                            30              8            114             69
                                                  --------       --------       --------       --------

Net income (loss)                                   (1,212)         1,100            595          3,245
Preferred stock dividends                               99            100            295            299
                                                  --------       --------       --------       --------

Net income (loss) available to common
     shareholders                                 $ (1,311)      $  1,000       $    300       $  2,946
                                                  ========       ========       ========       ========

Basic earnings per share                          $   (.10)      $    .07       $    .02       $    .22
                                                  ========       ========       ========       ========

Diluted earnings per share                        $   (.10)      $    .06       $    .02       $    .18
                                                  ========       ========       ========       ========

Dividends paid per common share                   $     --       $     --       $     --       $     --
                                                  ========       ========       ========       ========


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  ($ in 000's)


                                                               Nine Months Ended September 30,
                                                                     2001           2000
                                                                   --------       --------
Cash flows from operating activities:
     Net income                                                    $    595       $  3,245
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                 3,953          1,647
        (Gain) on sale of assets                                       (162)        (1,098)
Changes in assets and liabilities:
        Receivables                                                  (1,461)        (2,983)
        Investment securities classified as trading                      (6)            (7)
        Other assets                                                  1,337           (146)
        Accounts payable and accrued liabilities                     (1,236)          (324)
        Income tax payable                                             (204)           (40)
        Facility closure and post closure obligations                  (391)          (371)
                                                                   --------       --------
             Total adjustments                                        1,830         (3,322)
                                                                   --------       --------

Net cash provided by (used in) operating activities                   2,425            (77)

Cash flows from investing activities:
        Capital expenditures                                         (8,439)        (7,959)
         Proceeds from insurance trust                                2,565
        Proceeds from sales of property and equipment
                                                                         --          2,000
                                                                   --------       --------
Net cash used in investing activities                                (5,874)        (5,959)

Cash flows from financing activities:
        Proceeds from issuance of indebtedness                        4,005          4,032
        Stock options exercised
                                                                         --             57
        Repayments of indebtedness                                   (3,218)          (599)
                                                                   --------       --------
Net cash provided by financing activities                             3,352          3,490

Increase (decrease) in cash and cash equivalents                     (2,662)        (2,546)
Cash and cash equivalents at beginning of period
                                                                      4,122          4,771
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  1,460       $  2,225
                                                                   ========       ========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest paid                                              $    898       $    249
        Income taxes
                                                                        160            130
        Acquisition of equipment with capital leases                  2,280          3,006
        Acquisition through assumption of debt                       20,400             --


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                  ($ in 000's)


                                                                                ADDITIONAL            RETAINED
                                          PREFERRED STOCK  COMMON STOCK    PAID-IN CAPITAL   EARNINGS (DEFICIT)
                                          ---------------  -------------   ---------------   -----------------
Balance, December 31, 2000                 $           1   $         137    $      54,610    $     (28,764)

Net income                                            --              --               --            1,482
Common stock issuance                                 --               2               32               --
Dividends for preferred stock
                                                      --              --               --              (97)
                                           -------------   -------------    -------------    -------------
Balance March 31, 2001                                 1             139           54,642          (27,379)

Net income                                            --              --               --              326
Common stock issuance                                 --              --                5               --
Dividends for preferred stock                         --              --               --              (99)
Other adjustment
                                                      --              --               --               (1)
                                           -------------   -------------    -------------    -------------
Balance June 30, 2001                      $           1   $         139    $      54,647    $     (27,153)
                                           =============   =============    =============    =============

Net income                                            --              --               --           (1,212)
Reverse/forward stock split                           --              (1)            (148)              --
Dividends for preferred stock                         --              --               --              (99)
Other adjustments
                                                      --              --                1               (1)
                                           -------------   -------------    -------------    -------------
Balance September 30, 2001                 $           1   $         138    $      54,500    $     (28,465)
                                           =============   =============    =============    =============

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

NOTE 2.  ACQUISITION.

On February 1, 2001, the Company acquired Envirosafe Services of Idaho, Inc., a Delaware corporation. The Company changed the name to US Ecology Idaho, Inc ("USEI"). The following table compares, for the nine months ended September 30, 2001 and 2000, reported consolidated results of operations with USEI actual results from the date of acquisition February 1, 2001, to unaudited pro forma consolidated data as if the acquisition occurred at the beginning of the year:

Unaudited pro forma statement of operations data--

(in thousands, except per share data)

                                                               2001                            2000
                                                     Reported        Pro Forma        Reported        Pro Forma
                                                   -------------   -------------   -------------   -------------
Revenue                                            $      40,493   $      41,988   $      31,600   $      45,055

Net income                                                   595             853           3,245           5,567
Preferred stock dividends                                    295             295             299             299
                                                   -------------   -------------   -------------   -------------

Net income available to common shareholders        $         300   $         558   $       2,946   $       5,268
                                                   =============   =============   =============   =============

Basic earnings per share                           $         .02   $         .04   $         .22   $         .38
                                                   -------------   -------------   -------------   -------------

Diluted earnings per share                         $         .02   $         .03   $         .18   $         .32
                                                   -------------   -------------   -------------   -------------

This data does not purport to be indicative of the Company's results of operations that might have occurred, nor which might occur in the future.

NOTE 3.  OTHER ASSETS.

Other assets totaled $4,708,000 and $3,214,000 at September 30, 2001 and December 31, 2000 respectively. The other asset category includes the following accounts (in thousands):

                                                             September 30, 2001  December 31, 2000
                                                             -----------------   -----------------
Long term notes receivable                                     $            77     $            68
Security deposits                                                           21                  34
Thermal processing construction in progress                                163                  31
Permits                                                                  4,363               3,008
Other assets deferred
                                                                            84                  73
                                                               ---------------     ---------------
Total other assets                                             $         4,708     $         3,214
                                                               ===============     ===============

NOTE 4. LONG-TERM DEBT.

Long-term debt at September 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                                             September 30, 2001    December 31, 2000
                                                             ------------------    -----------------
Notes payable                                                  $           986      $           792
Line of credit                                                           4,850                4,093
Industrial revenue bond                                                  8,500                   --
Capital lease obligations and other                                      4,704                6,984
                                                               ---------------      ---------------
                                                                        19,040               11,869
Less: Current maturities                                                (1,231)              (1,094)
                                                               ---------------      ---------------
Long term debt                                                 $        17,809      $        10,775
                                                               ===============      ===============

Aggregate maturity of future minimum payments under long term debt and capital leases is as follows (in thousands):

                          September 30, 2001    December 31, 2000
                          ------------------    -----------------
2001                        $           548      $         1,094
2002                                 14,576                8,586
2003                                  2,373                1,549
2004                                  1,356                  621
2005                                    143                   19
2006
                                         44                   --
                                         --                   --
                            ---------------      ---------------
TOTAL                       $        19,040      $        11,869
                            ===============      ===============

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

(in thousands except per share)                                     Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                                  2001               2000              2001              2000
                                                             -------------      -------------     -------------     -------------
BASIC
Net Income (loss)                                            $      (1,212)     $       1,100     $         595     $       3,245
                                                             =============      =============     =============     =============
Weighted average common shares                                      13,721             13,709            13,721            13,709
Net income (loss)  per share, basic                          $        (.10)     $         .07     $         .02     $         .22
                                                             -------------      -------------     -------------     -------------

DILUTED
Weighted average of common shares                                   13,721             13,709            13,721            13,709
Dilutive effect of common stock options and warrants                 3,696              2,653             3,696             2,653
                                                             -------------      -------------     -------------     -------------

Total weighted average common and dilutive shares
     Outstanding                                                    17,417             16,362            17,417            16,362
Net income (loss) per share, diluted                         $        (.10)     $         .06     $         .02     $         .18
                                                             -------------      -------------     -------------     -------------


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

The following table shows the ending capitalized balances for facility development costs for the periods ended September 30, 2001 and December 31, 2000 (in thousands):

                                    Capitalized Costs  Capitalized Interest              Total
                                    ----------------   --------------------   ----------------
Ward Valley, CA Project             $         20,057     $            895     $         20,952
Butte, Nebraska Project                        6,092                  386                6,478
                                    ----------------     ----------------     ----------------
Total                               $         26,149     $          1,281     $         27,430
                                    ================     ================     ================



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

The portion of the unrestricted net operating losses and limited carryforward under Internal Revenue Code expires as follows:

                             Limited        Unrestricted
                        Carryforward        Carryforward
            Year              Amount              Amount
            ----        ------------        ------------
            2006            $793,000
            2007           1,080,000
            2008             872,000
            2010                               4,280,000
            2011                               8,657,000
            2012                               7,828,000
            2018                               6,105,000
            2019                               3,574,000
            2020                                 454,000

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

                                                     CHEMICAL             LLRW            CORPORATE
                                                     SERVICES           SERVICES           & OTHER             TOTAL
                                                  -------------      -------------      -------------      -------------
THREE MONTHS ENDING SEPTEMBER 30, 2001

Revenue                                           $       9,818      $       4,179      $        (101)     $      13,896
Direct operating cost                                     5,496              3,042                (40)             8,498
                                                  -------------      -------------      -------------      -------------
Gross profit                                      $       4,322      $       1,137      $         (61)     $       5,398
Selling, general & administrative                         2,583              1,730              2,013              6,326
                                                  -------------      -------------      -------------      -------------
Income (loss) from operations                             1,739               (593)            (2,074)              (928)
Investment income                                            11                  3                 10                 24
Gain on sale of assets                                       36                 14                 --                 50
Interest expense                                           (215)               (18)               (61)              (294)
Corporate allocation & other                             (1,171)              (939)             2,076                (34)
                                                  -------------      -------------      -------------      -------------
Income before taxes                                         400             (1,533)               (49)            (1,182)
Income taxes                                                                                       30                 30
                                                  -------------      -------------      -------------      -------------
Net income (loss)                                 $         400      $      (1,533)     $         (79)     $      (1,212)

NINE MONTHS ENDING SEPTEMBER 30, 2001

Revenue                                           $      27,619      $      13,249      $        (375)     $      40,493
Direct operating cost                                    14,763              8,989               (180)            23,572
                                                  -------------      -------------      -------------      -------------
Gross profit                                      $      12,856      $       4,260      $        (195)     $      16,921
Selling, general & administrative                         6,825              5,166              4,706             16,697
                                                  -------------      -------------      -------------      -------------
Income (loss) from operations                             6,031               (906)            (4,901)               224
Investment income                                           178                  4                 49                231
Gain on sale of assets                                      121                 41                 --                162
Interest expense                                           (730)               (76)               (92)              (898)
Corporate allocation & other                             (2,632)            (2,198)             5,820                990
                                                  -------------      -------------      -------------      -------------
Income before taxes                                       2,968             (3,135)               876                709
Income taxes                                                                                      114                114
                                                  -------------      -------------      -------------      -------------
Net income (loss)                                 $       2,968      $      (3,135)     $         762      $         595
Total Assets                                             47,196             36,213               (822)            82,587

THREE MONTHS ENDING SEPTEMBER 30, 2000

Revenue                                           $       4,244      $       7,552      $          --      $      11,796
Direct operating cost                                     2,385              4,366               (196)             6,555
Gross profit                                      $       1,859      $       3,186      $         196      $       5,241
Selling, general & administrative                         1,146              1,513              1,569              4,228
                                                  -------------      -------------      -------------      -------------
Income (loss) from operations                               713              1,673             (1,373)             1,013
Investment income                                            (9)                (6)               (80)               (95)
Gain on sale of assets                                       33                 12                 --                 45
Interest expense                                            (37)               (57)               (81)              (175)
                                                  -------------      -------------      -------------      -------------

                                                CHEMICAL             LLRW            CORPORATE
                                                SERVICES           SERVICES           & OTHER             TOTAL
                                             -------------      -------------      -------------      -------------
Corporate allocation & other                           717              1,066             (1,463)               320
                                             -------------      -------------      -------------      -------------
Income before taxes                                  1,417              2,688             (2,997)             1,108
Income taxes                                                                                   8                  8
                                             -------------      -------------      -------------      -------------
Net income                                           1,417      $       2,688      $      (3,005)     $       1,100

NINE MONTHS ENDING SEPTEMBER 30, 2000

Revenue                                      $      13,298      $      18,302      $          --      $      31,600
Direct operating cost                                7,816              9,853               (342)            17,327
                                             -------------      -------------      -------------      -------------
Gross profit                                 $       5,482      $       8,449      $         342      $      14,273
Selling, general & administrative                    2,769              5,314              3,589             11,672
                                             -------------      -------------      -------------      -------------
Income (loss) from operations                        2,713              3,135             (3,247)             2,601
Investment income                                       37                  1                105                143
Gain on sale of assets                                  32                 12                 --                 44
Interest expense                                       (33)               (82)              (134)              (249)
Corporate allocation & other                         1,449              2,161             (2,835)               775
                                             -------------      -------------      -------------      -------------
Income before taxes                                  4,198              5,227             (6,111)             3,314
Income taxes                                            --                 --                 69                 69
                                             -------------      -------------      -------------      -------------
Net income                                   $       4,198      $       5,227      $      (6,180)     $       3,245
Total Assets                                        24,414             39,674                371             64,459
                                             -------------      -------------      -------------      -------------

NOTE 10. CASH AND INVESTMENT SECURITIES.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:


                                 Three Months Ended         Nine Months Ended        Three Months Ended        Nine Months Ended
                                 September 30, 2001         September 30, 2001       September 30, 2000        September 30, 2000
                               ----------------------    ----------------------    ----------------------    ----------------------
                                   $            %            $            %            $            %            $            %
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Revenue                           13,896                    40,493                    11,796                    31,600

Direct operating costs             8,498         61.2%      23,572         58.2%       6,555         55.6%      17,327         54.8%
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross profits                      5,398         38.8%      16,921         41.8%       5,241         44.4%      14,273         45.2%

SG & A                             6,326         45.5%      16,697         41.2%       4,228         35.8%      11,672         36.9%
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income from operations              (928)        -6.7%         224          0.6%       1,013          8.6%       2,601          8.2%

Investment income                     24          2.0%         231          0.6%          95         -0.8%         143          0.5%

Gain on sale of assets                50          0.4%         162          0.4%          45          0.4%          44          0.1%

Interest expense                    (294)        -2.1%        (898)        -2.2%        (175)         1.5%        (249)         0.8%

Other (income) expense               (34)        -2.0%         990          2.4%         320          2.7%         775          2.5%
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net income before income
    taxes                         (1,182)        -8.5%         709          1.8%       1,108          9.4%       3,314         10.5%

Income tax expense (benefit)          30          0.2%         114          0.3%           8          0.1%          69          0.2%
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net income                        (1,212)        -8.7%         595          1.5%       1,100          9.3%       3,245         10.3%

Preferred stock dividends             99          0.7%         295          0.7%         100          0.8%         299          0.9%
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net income (loss) available
to common shareholders            (1,311)        -9.4%         300          0.7%       1,000          8.5%       2,946          9.3%
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDING

Reported in $000                         September 30, 2001             September 30, 2000
                                   Chemical            LLRW           Chemical          LLRW
                                 -------------    -------------    -------------   -------------
Revenue                          $      27,619    $      13,249    $      13,298   $      18,302
Direct operating costs                  14,513            8,989            7,816           9,853
                                 -------------    -------------    -------------   -------------
Gross profit                            12,856            4,260            5,482           8,449
SG & A                                   6,825            5,166            2,769           5,314
                                 -------------    -------------    -------------   -------------

Income (loss) from
operations                               6,031             (906)           2,713           3,135

Other income (expense)                  (3,063)          (2,229)           1,485           2,092
                                 -------------    -------------    -------------   -------------

Net income (loss)                $       2,968    $      (3,135)   $       4,198   $       5,227
                                 -------------    -------------    -------------   -------------

REVENUE

                                                       Period to Period Change         Period to Period Change
                                                      For the Three Months Ended      For the Nine Months Ended
                                                     September 30, 2001 and 2000     September 30, 2001 and 2000
                                                     ---------------------------     ---------------------------
                                                         $               %                $               %
                                                     --------         ------           -------          -----
Statement of Operations Revenue
Chemical Division                                       5,574            131            14,321            107
LLRW Division                                          (3,373)           (45)           (5,053)           (28)
Corporate & Other                                        (101)            --              (375)            --

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

DIRECT OPERATING COSTS

The following table indicates the period-to-period change in direct operating costs:

                                                         Period to Period Change          Period to Period Change
                                                        For the Three Months Ended       For the Nine Months Ended
                                                       September 30, 2001 and 2000      September 30, 2001 and 2000
                                                       ---------------------------      ---------------------------
                                                            $                %              $               %
                                                        --------           ------         ------          -----
Statement of Operations-Direct Operating Costs
Chemical Division                                          3,111              130          6,697             86

LLRW Division                                             (1,324)             (30)          (864)            (9)
Corporate & Other                                            156              (80)           162            (48)

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

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)

                                                         Period to Period Change          Period to Period Change
                                                        For the Three Months Ended       For the Nine Months Ended
                                                       September 30, 2001 and 2000      September 30, 2001 and 2000
                                                       ---------------------------      ---------------------------
                                                           $                 %              $                %
                                                       ---------         ---------      ---------         --------
Selling, General and Administrative Costs
Chemical Division                                        1,437              125            4,056            146
LLRW Division                                              217               14             (148)            (3)
Corporate & Other                                          694               44            1,366             38

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

OTHER COSTS AND INVESTMENT INCOME

                                        Period to Period Change          Period to Period Change
                                       For the Three Months Ended       For the Nine Months Ended
                                      September 30, 2001 and 2000      September 30, 2001 and 2000
                                      ---------------------------      ---------------------------
                                           $                %              $                %
                                      --------          ---------      ---------          --------
Other Costs
Chemical Division                         606               86            1,187             82
LLRW Division                              27                3              (44)            (2)
Corporate & Other                        (680)              41           (1,875)            48

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

Other income (loss) for the three and nine months ended September 30, 2001 was a loss of $34,000 and income of $990,000 year to date, compared to other income of $320,000 and $775,000 for the same periods of 2000. The main reason for the increase in other income in 2001, related to burial fee adjustments the Company made for the elimination of aged waste at the Oak Ridge facility. With the exception of one waste stream requiring special processing, the Company successfully eliminated the aged waste backlog from the Oak Ridge facility during the first six months of 2001. This special waste stream required an additional reserve accrual of $100,000 in the current quarter based on bids received to process and a total reserve for special waste of $350,000. Included in the year to date transactions, the Company has made adjusting entries that resulted in other income by removing obligations that were on the balance sheet of USEI at the time of acquisition. The USEI accounts that were adjusted included bond interest premium for $177,000 which was being accrued and also paid for, and restructuring fees of $52,000.

The table below provides a complete itemization of transactions that accounted for other income for the three and nine months ended September 30, 2001 and 2000.


(Reported in thousands of dollars)                                Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
OTHER INCOME FROM GENERAL BUSINESS ITEMS                       2001             2000           2001             2000
                                                          -------------    -------------   -------------    -------------
Burial fee accrual adjustment                                        --    $         163   $         500    $         236
State tax refunds from prior year                                    --               36              --               39
Loan repayment to Chase Bank of Texas  originally
    expensed as bank fees                                            --               --              --              112
Payment of sales invoices previously written off                     --               47              --              102
Reverse bad debt expense reserve                          $         (46)              71             (21)             149
Bond interest from excess accrual in prior year                      --               --             177               --
Professional fees adjustment                                         --               --             160               --
Reverse USEI restructuring charge                                    --               --              52               --
Correction of prior years expenses that were
  allowable as capitalized costs                                     --               --              --              128
                                                          -------------    -------------   -------------    -------------
     SUBTOTAL                                                       (46)             317             867              766
OTHER INCOME FROM NON-GENERAL BUSINESS ITEMS
Adjustment of income tax accrual                                     --               --             107               --
Fire insurance proceeds                                               8               --               8               --
Correction of gain on asset sale                                     --               --              (2)              --
Cash receipts for property rentals                                    3                2               7                6
                                                                      1                1               3                3
                                                          -------------    -------------   -------------    -------------
     TOTAL OTHER INCOME                                   $         (34)   $         320   $         990    $         775
                                                          -------------    -------------   -------------    -------------

OPERATING EARNINGS AND NET INCOME


                                    Period to Period Change           Period to Period Change
                                   For the Three Months Ended        For the Nine Months Ended
                                  September 30, 2001 and 2000       September 30, 2001 and 2000
                                 ------------------------------    ------------------------------
                                       $                %                $                %
                                 -------------    -------------    -------------    -------------
Income from Operations
Chemical Division                        1,026              144            3,318              122
LLRW Division                           (2,266)            (135)          (4,041)            (129)
                                 -------------    -------------    -------------    -------------
Corporate & Other                         (309)              18           (1,654)              51

EBINT (1)
Chemical Division                        3,708             (210)           3,907              146
LLRW Division                           (2,239)            (135)          (3,968)            (126)
Corporate & Other                          (39)              (2)          (1,022)             (90)

Consolidated Net Income                 (2,311)            (231)          (2,547)             (86)

EBITDA (2)                               (1469)            (101)           1,188              (29)

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

For the three months ending September 30, 2001, the Company's Chemical Division posted income from operations of $1,739,000 or a 144% improvement over the $713,000 reported for the same period of 2000. The Division also posted a strong performance for the nine months ended September 30, 2001 generating $3,318,000 more operating income than one year ago. The principal reason for the improvement is the strong performance of the newly acquired Grand View, Idaho treatment and disposal facility. The Robstown, Texas and Beatty, Nevada disposal facilities also improved performance over last year.

The LLRW Division's operating income was lower by $2,226,000 and $4,041,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods one year ago. LLRW division revenue declined by 45% for the three months ended September 30, 2001and 28% for the nine months ended on the same date due primarily to the Oak Ridge facility's focus on eliminating aged waste and the related revenue decrease. Throughput and operational problems have also negatively impacted revenue and costs at the Oak Ridge facility during the first 9 months of 2001. With the aged waste backlog essentially eliminated and recent headcount reductions, and a change in site management, executive management expects improved revenue and earnings. The Richland Washington facility revenue is limited by rate base regulations and experienced lower revenue for the nine months ended September 30, 2001 than for September 30, 2000.

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

As of September 30, 2001 the Company's liquidity, as measured by the current ratio, increased to 1.19:1 compared to 1.17:1 at December 31, 2000. The Company's working capital increased to $2,534,000 from $2,279,000 on December 31, 2000 but decreased from $5,774,000 on March 31, 2001. The main reason for the decrease in working capital in 2001 was because the Company continued to pay vendor obligations and reduced available cash on hand. Overall this is an improvement from one year ago, when the Company had a working capital deficit of $2,885,000 on September 30, 2000. The Company received cash collateral of $2,565,000 that was held in trust for the USEI facility during the second quarter of 2001. The money was held in trust as collateral for the previous owners of USEI to secure a $15 million surety bond for the State of Idaho. The Company's insurance and arrangements to secure the same surety bond was adequate for the State of Idaho to authorize the cash collateral to be released to the Company. The Company used these proceeds for ordinary business, to pay down certain accounts payable and to improve the Company's overall working capital position. Given this increase in liquidity and availability of capital, management has made it a priority to increase cash flow through improved collections, repay some or all of the line of credit, and extend the current banking arrangement. If the Company is unsuccessful in its negotiations with its bank and it is unable to extend the maturity of the credit facility past December 31, 2002, it will reclassify the line of credit borrowings as short term consistent with GAAP. Reclassifying the line of credit borrowings short term would have a material, adverse affect on the Company's working capital position and possibly trigger bank liquidity covenants.

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



                                          AMERICAN ECOLOGY CORPORATION
                                          (Registrant)


Date:  December 13, 2001                  By:  /s/ Stephen A. Romano
                                             ----------------------------------
                                          Stephen A. Romano
                                          President and Chief Operating Officer


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