Form 10-K
period 2001-12-31
AMERICAN ECOLOGY CORP
filed 2002-03-27
CIK 742126

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For fiscal year ended December 31, 2001     Commission File Number 0-11688

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

                               Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 22, 2002, Registrant had outstanding 13,766,485 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $14,899,417 based on the closing price of $1.83 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

                       Documents Incorporated by Reference

Portions  of  the  Proxy  Statement for the Annual Meeting of Stockholders to be
held  May  30,  2002.   Part III


                                TABLE OF CONTENTS

                                     PART I

Item   1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item   2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
Item   3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item   4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . .    16

                                     PART II

Item   5.  Market of Registrants Common Equity and Related Stockholders Matters .    16
Item   6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . .    16
Item   7.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . .    17
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk . . . . . .    27
Item   8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . .    28
Item   9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .    51

                                     PART III

           Items 10, 11, 12 and 13 are incorporated by reference from the
           definitive proxy statement . . . . . . . . . . . . . . . . . . . . . .    51

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . .    51

                                     PART I

ITEM 1.  BUSINESS

American Ecology Corporation, through its subsidiaries (the "Company" or "AEC") provides radioactive, hazardous and municipal solid waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills and petro-chemical facilities. Headquartered in Boise, Idaho, the Company is one of the nation's oldest providers of radioactive and hazardous waste services, and a recent entrant to the municipal solid waste marketplace. AEC and its predecessor companies have been in business for 50 years since incorporating in 1952. AEC operates nationally and currently employs 279 people.

The Company's principal wholly owned subsidiaries are US Ecology, Inc., a California corporation ("US Ecology"), Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"); American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"), American Ecology
Environmental Services Corporation, a Texas corporation ("AEESC"), and US Ecology Idaho, Inc., a Delaware corporation ("USEI") wholly owned by AEESC.

AEC was incorporated in California in October 1983. In May 1987, AEC was reincorporated as a Delaware corporation by merger into a new, wholly owned subsidiary formed for that purpose.

The Company operates within three segments: Operating Disposal Facilities, Non-Operating Disposal Facilities, and Processing and Field Services. These segments reflect AEC's internal reporting structure and nature of services offered. The Operating Disposal Facilities segment includes operations currently accepting hazardous waste, solid waste and low-level radioactive waste. The Non-Operating Disposal Facilities segment includes non-operating disposal facilities, a closed hazardous waste processing and deep-well injection facility, and two proposed new disposal facilities. The Processing and Field Services segment aggregates, volume-reduces, and performs remediation and contamination removal services for radioactive and hazardous materials but excludes processing performed at the Company's disposal sites.

Prior to a major reorganization in October 2001, the Company was structured and reported based on waste type, i.e. a Chemical Services division and a Low-Level Radioactive Waste Services division. New management changed its structure and related reporting reflects the increased use of hazardous waste facilities to dispose of certain radioactive materials, a growth area for the Company. All prior segment information has been restated to reflect the new segment reporting structure. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

The Operating Disposal Facilities segment includes the Company's hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho, and Robstown, Texas, the Company's municipal solid waste disposal facility in Robstown, Texas and its Low-Level Radioactive Waste ("LLRW") and naturally occurring and accelerator produced radioactive material ("NORM/NARM") disposal facility in Richland, Washington.

The hazardous waste disposal facilities are regulated for health and safety purposes and under the Resource Conservation and Recovery Act of 1976 ("RCRA"). Hazardous substances are regulated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), as amended. Polychlorinated biphenyls ("PCBs") are regulated under the Toxic Substance Control Act of 1976 ("TSCA").

RCRA hazardous waste facilities may also be permitted by states to treat and dispose certain radioactive materials that are exempted from regulation by the U.S. Nuclear Regulatory Commission ("NRC"). Examples included limited concentrations of naturally occurring radioactive materials, accelerator produced radioactive materials NORM/NARM and discarded consumer products such as smoke detectors and luminous watch dials. So-called "mixed wastes" exhibiting both hazardous and radioactive properties are subject to regulation addressing both of these waste properties.

The Richland radioactive waste disposal facility is regulated for health and safety purposes under the Atomic Energy Act of 1954, as amended. Commercial LLRW is also subject to interstate commerce restrictions under the LLRW Policy Amendments Act of 1985 and the Northwest Interstate Compact. The latter law places geographic restrictions on the origin of LLRW that may be accepted at the Richland facility.

The Processing and Field Services business segment includes processing of LLRW by volume reduction and decontamination at fixed facilities at the Company's Oak Ridge, Tennessee facility. Examples of processed LLRW include contaminated debris and equipment, discarded pipe and other metals, glassware, tools, gloves and protective clothing. Field Services includes radioactive and hazardous contamination studies, environmental remediation and waste removal, and shipping from multiple clean-up sites. Processing and Field Services activities are primarily regulated under the Atomic Energy Act and CERCLA.

The  following  table  summarizes  each  operating  segment:


SUBSIDIARY        LOCATION                           SERVICES
----------------  ---------------------------------  -----------------------------------------------------
                  OPERATING DISPOSAL FACILITIES
                  ---------------------------------

US Ecology Idaho  Grand View, Idaho                  Hazardous, PCB and NRC-exempt radioactive and mixed
                                                     waste treatment and disposal, rail transfer station
Texas Ecologists  Robstown, Texas                    Hazardous, non-hazardous industrial and NRC-exempt
                                                     radioactive and mixed waste treatment and disposal
Texas Ecologists  Robstown, Texas                    Municipal and industrial solid waste disposal
US Ecology        Beatty, Nevada                     Hazardous and PCB waste treatment and disposal
US Ecology        Richland, Washington               Low-Level Radioactive and NORM/NARM waste
                                                     disposal

                  PROCESSING AND FIELD SERVICES
                  ---------------------------------

AERC              Oak Ridge, Tennessee               Radioactive waste volume reduction, processing and
                                                     shipment
US Ecology        Multiple Field Locations           Environmental remediation, waste removal and shipment

                  NON-OPERATING DISPOSAL FACILITIES
                  ---------------------------------

US Ecology        Beatty, Nevada                     Closed LLRW disposal facility: State of Nevada is
                                                     licensee
US Ecology        Sheffield, Illinois                Closed LLRW disposal facility: State of Illinois is
                                                     licensee
US Ecology        Sheffield, Illinois                Non-operating hazardous waste disposal facility: US
                                                     Ecology is permittee
AEESC             Winona, Texas                      Non-operating hazardous waste treatment and deep well
                                                     facility: AEESC is permittee
US Ecology Idaho  Bruneau, Idaho                     Closed hazardous waste disposal facility: US Ecology
                                                     Idaho is permittee
US Ecology        Ward Valley, California            Proposed LLRW disposal facility: in litigation
US Ecology        Butte, Nebraska                    Proposed LLRW disposal facility: in litigation

OPERATING  DISPOSAL  FACILITIES

Grand View, Idaho Facility. Located on 1,760 acres of Company-owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert, this operation was acquired in February 2001. During 2001, the new subsidiary's name was changed from Envirosafe Services of Idaho to US Ecology Idaho. The acquired assets include a rail transfer station located approximately 30 miles from the disposal site. As part of the acquisition, the Company also obtained rights to a patented, U.S. Environmental Protection Agency ("US EPA") approved technology to stabilize and delist certain steel mill hazardous wastes, allowing more economical disposal as non-hazardous waste. The facility is also permitted to accept certain naturally occurring and accelerator produced radioactive material from commercial and government customers, including materials received under a contract with the U.S. Army Corps of Engineers. This includes certain mixed wastes. The facility is regulated under a joint permit issued by the Idaho Department of Environmental Quality and the US EPA, and state law and regulations governing NRC-exempt radioactive materials.

Robstown, Texas Hazardous Facility. Texas Ecologists operates on 240 acres of land near Robstown, Texas about 10 miles west of Corpus Christi. The facility, opened to accept waste in 1973, is regulated under a permit issued by the Texas Natural Resource Conservation Commission ("TNRCC") and has been in operation for almost 30 years. The site is also subject to US EPA regulations, and is permitted to accept certain radioactive materials and mixed wastes pursuant to state requirements.

Beatty, Nevada Facility. US Ecology leases approximately 80 acres from the State of Nevada on which operations are conducted. The Company's lease was renewed for ten years in 1997. Opened to receive hazardous waste in 1970, the site is located in the Amargosa Desert approximately 100 miles northwest of Las Vegas, Nevada and 30 miles east of Death Valley, California. The facility is regulated under permits issued by the Nevada Department of Conservation and Natural Resources and the US EPA.

Robstown, Texas Municipal Landfill. In 1999, the Company opened a new "greenfield" municipal and industrial waste recycling and disposal landfill on 200 acres of land adjacent to its hazardous waste facility. The solid waste facility, doing business as El Centro, began accepting waste in July 2000. The site is regulated under permits issued by the TNRCC.

Richland, Washington Facility. In operation since 1965, this US Ecology facility is located on 100 acres of State leased land on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. The lease between the State and the Federal government expires in 2061. The Company intends to renew its sublease with the State, which expires in 2005. The facility is licensed by the Washington Department of Health and is also regulated by the Washington Utilities and Transportation Commission ("WUTC"), which sets disposal rates for low-level radioactive wastes. Rates are set at an amount sufficient to cover the costs of operations and provide the Company with a reasonable profit. A new rate agreement was established in 2001 and expires January 1, 2008. The state also assesses facility user fees for local economic development, state regulatory agency expenses, and for a dedicated trust account to pay for long-term care and maintenance after the facility closes.


PROCESSING  AND  FIELD  SERVICES

Oak Ridge, Tennessee Facility. The American Ecology Recycle Center ("AERC"), acquired from Quadrex Corp. in 1994, processes low-level radioactive waste to reduce the volume of waste requiring disposal at other facilities. The plant, situated on 16 acres of Company property in Oak Ridge, Tennessee, primarily serves the commercial nuclear power industry, but also accepts brokered waste from biomedical, academic and non-utility industry customers.

Field Services: The US Ecology Field Services group offers land and building contamination studies, decontamination, waste removal and off-site shipment services, involving radiological and hazardous materials contamination. The Company has provided remediation services for more than 20 years.

NON-OPERATING  DISPOSAL  FACILITIES

Beatty, Nevada Facility. Operated by the Company from 1962 to 1993, the Beatty site was the nation's first commercial facility licensed to dispose of LLRW. In 1997, it became the first LLRW disposal facility to successfully complete closure and post-closure stabilization and transfer its license to the State for long-term institutional control. Since that time, the Company has performed maintenance and surveillance under a contract with the State, drawing on a State-controlled fund contributed to during facility operations.

Bruneau, Idaho Facility. This remote 88 acre desert site, acquired along with the Grand View, Idaho disposal operation in February 2001, was closed under an approved RCRA plan. Post closure monitoring will continue for approximately 26 years in accordance with permit and regulatory requirements.

Sheffield, Illinois Facility. The Company previously operated this LLRW disposal facility on a 5-acre, state-owned site from 1968 to 1978. After performing closure work under a 1988 Settlement Agreement with the State of Illinois, the Company monitored and maintained the site until mid-2001, when the LLRW license was transferred to the State. Like at Beatty, the Company has a contract with the State to perform long-term monitoring and maintenance.

Sheffield, Illinois Facility. The Company previously operated two hazardous waste disposal facilities adjacent to the Sheffield low-level radioactive waste disposal area. One hazardous waste site was opened in 1974 and ceased accepting waste in 1983; the second accepted hazardous waste from 1968 through 1974. In 1999, the Company renegotiated its corrective measures agreement for groundwater remediation and monitoring, allowing the Company to reduce its financial assurance requirement to $1,500,000. The Company continues to perform remediation activities at the facility under regulation by the US EPA.

Winona, Texas Facility. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility, at which time AEC purchased the facility. Solvent recovery, deep well injection and waste brokerage operations were conducted on an eight acre site until March
1997, when the Company ceased operations. The Company has complied with an Agreed Order entered with the State of Texas for closure, including posting a $1,300,000 financial assurance. State action is pending on a Closure Certification Report submitted in 1999. The Company owns an additional 597 acres contiguous to the permitted site.

Ward Valley, California Proposed Facility. In 1993, the Company received a State of California license to construct and operate a LLRW facility in a remote, Mojave Desert location to serve the Southwestern LLRW Compact. The license remains valid, however, the State of California has abandoned its duty to obtain the project property from the U.S. Department of the Interior. The Company filed suit against the state to recover monetary damages in excess of $162 million. The matter is tentatively scheduled for trial in January 2003. Additional discussion of this litigation is presented in Item 3 of this Form 10-K.

Butte, Nebraska, Proposed Facility. The Company submitted an application to the State of Nebraska to construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission ("CIC"). Following proposed license denial by the State of Nebraska, the CIC, the Company, and a number of nuclear power utilities funding the project sued Nebraska alleging improper political influence over the license decision. A federal court order was issued enjoining the state license review process. The case is scheduled for trial in June 2002. Additional discussion of this litigation is presented in
Item  3  of  this  Form  10-K.

INDUSTRY

2001 continued the trend toward consolidation and restructuring in the environmental services and hazardous waste industry that has been underway since the mid-1990s. This consolidation and industry restructuring followed rapid expansion in the 1970s and 1980s driven by new environmental laws and related actions by federal and state agencies to regulate existing waste management facilities and clean up contaminated sites under the federal Superfund law.

By the early 1990s, excess hazardous wastes management capacity had been permitted by the waste services industry. To better manage risk and reduce expenses, many waste generators also instituted industrial process changes and other methods to minimize waste production. The volume of waste shipped for disposal from Superfund and other properties also diminished as the most contaminated sites were cleaned up. Improved waste management by generators coupled with excess commercial disposal capacity and a maturing federal Superfund program created highly competitive market conditions that still apply today.

Management believes that the hazardous waste business will continue to consolidate, but that a baseline demand for services will remain. Management further believes that the ability to deliver specialized services while aggressively competing for non-specialized, commodity business will set apart successful from unsuccessful companies going forward. The Company's acquisition of Envirosafe Services of Idaho and its patented hazardous steel mill waste treatment technology, expanded handling of certain radioactive and mixed waste materials at its Idaho and Texas hazardous waste facilities, and installation of patented thermal desorption treatment units at its Beatty, Nevada hazardous waste facility reflect active measures by the Company to increase profitability under present market conditions.

The commercial LLRW business is also experiencing significant changes, due largely to the failure of the LLRW Policy Act of 1980 ("Policy Act") and interstate Compacts encouraged by the Policy Act to provide any new disposal sites and market responses to that failure. The Company's efforts to site new disposal facilities in Ward Valley, California and Butte, Nebraska are delayed by litigation. Management believes that both of these proposed facilities are safe and environmentally sound, and that impediments to successful development reflect unwillingness on the part of California and Nebraska to fulfill their duties under existing law. No other Compact-driven new site development efforts have advanced to the stage of these two sites. Management believes the Company will be entitled to substantial compensation for its past investments in these statutorily-required siting processes if the facilities are not developed.

The Company's Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of only two operating Compact disposal facilities in the nation. Significantly, both were in full operation for many years before passage of the LLRW Policy Act. While the Richland site has substantial unused capacity, it can only accept LLRW from the eleven western states comprising the Northwest Interstate and Rocky Mountain Compacts. The Barnwell, South Carolina site, located in the recently formed Atlantic Compact, is open to the entire nation but has limited remaining service capacity (in terms of both space and years of availability) and imposes much higher state fees.

Restricted access to the Company's Richland, Washington facility, Barnwell's high state fees and the failure of the Compacts to establish new disposal facilities has created a market opportunity for a privately held Utah disposal company currently licensed to accept a subset of the LLRW Congress assigned as a state responsibility under the Policy Act. Changing market conditions also expanded opportunities to provide economical volume reduction services. The Company purchased its Oak Ridge facility in 1994 to participate in the volume reduction market, along with other new market entrants. The LLRW volume reduction business has experienced heavy price competition and a number of service providers have ceased operations and/or declared bankruptcy. This competition has had an adverse impact on the economics of the processing facility in Oak Ridge.

The significant increase in low-level radioactive waste disposal prices has also encouraged a search for more cost-effective disposal methods for soil, debris, consumer products, industrial wastes containing very low levels of radioactive contamination, and mixed wastes exhibiting both hazardous and radioactive properties. Management believes the expanded use of permitted hazardous waste disposal facilities to dispose of these materials is a safe, environmentally sound market response, and that the Company's recently acquired Grand View, Idaho facility is very well positioned to meet growing demand. The Company's Texas Ecologists disposal facility is also positioned to serve a portion of this demand.

PERMITS, LICENSES, AND REGULATORY REQUIREMENTS

The Company's hazardous, non-hazardous, and radioactive materials business is subject to extensive environmental, health, safety, and transportation laws, regulations, permits and licenses. These regulations are administered by various federal, state, and local agencies. The responsible agencies regularly inspect the Company's operations to monitor compliance and have authority to enforce compliance through the suspension of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. This body of law and regulations contribute to demand for Company services and represents a significant obstacle to new market entrants.

The Resource Conservation and Recovery Act ("RCRA") provides a comprehensive framework for regulating hazardous waste handling, transportation, treatment, storage, and disposal. RCRA regulation and permitting is the responsibility of the US EPA and state agencies delegated such authority. Listed chemical compounds and residues derived from listed industrial processes are subject to RCRA standards unless they are delisted through a formal rulemaking process such as the patented steel mill treatment employed at the Company's Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or for failure to take corrective action to address releases of hazardous substances. To the extent waste can be recycled or beneficially reused, regulatory controls under RCRA diminish.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and its amendments ("Superfund") impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities, and on parties who arrange for the transportation of hazardous substances. Liability under Superfund may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites used or operated by the Company. Since customers of the Company face the same liabilities, Superfund incents potential AEC customers to minimize the number of commercial disposal sites utilized and to manage their own wastes when feasible. Commercial disposal facilities require authorization from the US EPA to receive Superfund clean-up wastes.

The Toxic Substances Control Act ("TSCA") establishes a comprehensive regulatory program for treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the US EPA.

The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 assign the NRC regulatory authority for the receipt, possession, use and transfer of specified radioactive materials including disposal. The NRC has adopted regulations for licensing commercial LLRW processing and disposal sites, and may delegate regulatory and licensing authority to individual states. The U.S. Department of Transportation regulates transport of radioactive materials. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for radioactive materials.

The Atomic Energy Act does not authorize the NRC to regulate NORM/NARM, however, individual states may assume regulatory jurisdiction. Many states have chosen to do so.

The process of applying for and obtaining licenses and permits to construct and operate a radioactive, hazardous, or municipal and industrial solid waste facility is lengthy and complex. Management believes it has significant knowledge and expertise regarding environmental laws and regulations. The Company also believes it possesses all applicable permits, licenses, and regulatory approvals necessary to safely operate its facilities and maintains the specialized expertise required to secure additional approvals to grow its business in the future.

INSURANCE, FINANCIAL ASSURANCE, AND RISK MANAGEMENT

The Company carries a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, environmental impairment liability, and other coverage customary to the industry. Except as discussed in the Item 3. "Legal Proceedings" section of this report, the Company does not expect the impact of any known casualty, property, environmental insurance or other contingency to be material to it's financial condition, results of operations or cash flows.

Through December 31, 2001, the Company did not experience any difficulty obtaining insurance. However, the Company's principal insurance provider has notified the Company to expect increased premiums and more restrictive underwriting standards. In addition, the market for closure and post-closure insurance, along with other forms of environmental insurance, has materially changed, with higher premiums and collateral requirements. If the Company were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.
Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

Existing regulations require financial assurance to cover the cost of final closure and/or post-closure obligations at the Company's processing and disposal facilities. Acceptable forms of financial assurance include escrow-type accounts funded by revenue during the operational life of a facility, letters of credit from third parties, surety bonds, and traditional insurance. States may also require facilities to fund escrow type or trust accounts during the operating life of the facility.

As of December 31, 2001, the Company provided letters of credit of $1,150,000, as collateral for insurance policies of approximately $50,907,000 for performance of disposal facility final closure and post-closure requirements.

While the Company has not experienced difficulty in obtaining financial assurance for it's current operations, the cost of maintaining surety bonds, letters of credit and insurance policies in sufficient amounts will be more expensive in the future than it has been in the recent past.

Failure to maintain adequate financial assurance could result in regulatory action being taken against the Company that could include the unplanned closing of certain facilities. Management believes the Company will be able to maintain the requisite financial assurance policies, though at an increased cost. Management further believes that tightened availability of financial assurance instruments under present market conditions creates a significant impediment to new market entrants, and an added challenge for financially struggling competitors.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for such environmental claims, the Company has obtained environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear occurrences. For nuclear liability coverage, the Company maintains so-called Facility Form nuclear liability insurance covering the operations of its facilities, suppliers, and transporters. The Company has also purchased primary property, casualty and excess liability policies through traditional third party insurance.

CUSTOMERS

In 2001, the Company managed the disposal of CERCLA waste under a contract with the U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program ("FUSRAP") for $5,900,000. This constituted 11% of the Company's consolidated revenue. In 2000, steel mill waste services were provided to Tamco Steel of Rancho Cucamonga, California at a price of $5,500,000. This constituted 13 % of the Company's consolidated revenue. No other single customer accounted for 10% or more of consolidated revenue in 2001, 2000, or 1999.

MARKETS

Disposal Services. The hazardous waste treatment and disposal business is generally highly competitive and sensitive to transportation costs. Specialized niche service offerings are less sensitive to competition or transportation cost.

The Company's Robstown, Texas hazardous waste facility is geographically well positioned to serve petro-chemical companies and other industries concentrated along the Texas Gulf coast. The facility is also permitted to accept limited concentrations of certain NRC-exempt radioactive materials and mixed wastes, and can compete over a much larger area for these wastes.

The Beatty, Nevada facility primarily competes for business in the California, Arizona and Nevada markets. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Nevada facility can compete for wastes shipped from more distant locations. The Nevada facility also competes over a broader geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty facility also offers thermal desorption treatment services to customers in its western service region.

The Grand View, Idaho facility accepts wastes from across the United States and operates a Company-owned rail transfer station located adjacent to a main east-west rail line, generally allowing much lower cost transportation than by truck. The Idaho facility's two primary markets are for steel mill air pollution control dust and NRC-exempt radioactive materials and mixed wastes in concentrations specified by permit. Substantial waste volumes are received under a five-year, renewable contract with the U.S. Army Corps of Engineers that may also be utilized by other federal agencies. Recent permit modifications have expanded disposal capabilities at the Idaho facility.

Waste stabilization, encapsulation, chemical oxidation and other treatment technologies are available at the Company's Idaho, Nevada and Texas facilities to meet US EPA land disposal restrictions. This capability allows all three sites to manage a significantly broader spectrum of wastes than if pre-disposal treatment was not offered.

The Company's El Centro municipal and industrial disposal facility competes in a regional south Texas market in the vicinity of Corpus Christi. Management believes marketing efforts for the El Centro disposal facility will deliver sufficient market share to sustain profitable operations.

The Richland, Washington disposal facility serves LLRW producers in the eight states that are members of the Northwest Compact. The three Rocky Mountain Compact members are also eligible to use the facility subject to annual volume limits. As a monopoly LLRW service provider, Washington State approves the facility's disposal rates. The site competes for NORM/NARM from customers across the country. NORM/NARM rates are not regulated, since a monopoly does not exist.

Processing. The Oak Ridge LLRW volume reduction facility primarily competes for business in the eastern United States from nuclear power plants. The Company also processes brokered waste from biomedical and academic institutions and other non-utility customers at the Oak Ridge facility.

Field Services: US Ecology's Field Services group competes for environmental remediation projects across the nation. Projects were recently completed in New York, Tennessee and Texas. Current projects are underway in Tennessee, Texas and Florida.

COMPETITION

The Company competes with large and small companies in each of the markets in which it operates. The radioactive, hazardous and non-hazardous industrial waste management industry is highly competitive. Management believes that its principal disposal competitors are Chemical Waste Management, The EQ Company, Heritage, Safety-Kleen, Clean Harbors, Envirocare of Utah, and Waste Control Specialists. Its principal processing business competitors are Duratek, ATG, and Permafix. A large number of companies compete for business in the Field Services marketplace. The City of Corpus Christi landfill is the primary competitor to the Company's El Centro solid waste disposal facility.

Management believes that the principal competitive factors applicable to its radioactive and hazardous waste management business are:

-    Price
-    Specialized "niche" service offerings
-    Customer service reputation
-    Experience and technical proficiency
-    Compliance and positive working relations with regulatory agencies

Management believes the Company is, and will continue to be, competitive based on these factors. The Company further believes that it offers a nationally unique mix of services, including specialized "niche" services, which distinguish it from competitors. American Ecology's understanding of the industry, strong "brand" name recognition, excellent customer service reputation, and long established relationships with customers, federal and state regulators, and the local communities bolster these advantages where its facilities operate.

The Company's solid waste landfill business competes primarily on the basis of price within its regional South Texas service area. Regulatory compliance and customer service are also important factors in securing business.

PERSONNEL

In October 2001, Jack K. Lemley resigned as President and Chief Executive Officer of American Ecology Corporation and its subsidiaries. In November 2001, the Company's Board of Directors accepted Mr. Lemley's resignation as a Director and Chairman of the Board.

In October 2001, the Board of Directors appointed Stephen A. Romano as President and Chief Operating Officer and assigned James R. Baumgardner, Senior Vice President and Chief Financial Officer, the additional responsibilities of Secretary and Treasurer of the Company.

On November 6, 2001, the Company's Board of Directors appointed Thomas A. Volini as a new Director.

On February 4, 2002, the Company's Board of Directors appointed Michael J. Gilberg as Vice President and Controller.

On March 15, 2002, the Company's Board of Directors appointed Stephen A. Romano as Chief Executive Officer.

Since October 4, 2001, the Company has implemented fundamental changes to streamline its organizational structure and management, including but not limited to, elimination of a number of senior officer positions.

On March 11, 2002, the Company had 279 employees, of which 61 were members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO-CLC ("PACE").

In 1998, the Company ended discussions with PACE on a new labor agreement at its Oak Ridge facility and implemented its final offer. PACE charged the Company with unfair labor practices and the National Labor Relations Board ("NLRB") ruled against the Company. In December 2001, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the union. Prior to the ruling, new management unilaterally granted raises to its Oak Ridge PACE union employees The Company recently provided the union its calculation of back wages and benefits owed and initiated negotiations for a new collective bargaining agreement. Management believes union relations at its Oak Ridge facility have improved.

ITEM 2. PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition and suitable for the Company's current and projected needs. Company headquarters are located in Boise, Idaho in leased office space. AEC also leases sales and administrative offices in Washington, Nevada, Texas, California, Nebraska, and Kentucky. The following table describes the principal properties and facilities owned or leased by the Company.


CORPORATE              FUNCTION                          ACREAGE         OWN/LEASE  UTILIZATION
---------------------  --------------------------------  --------------  ---------  ------------
Boise, Idaho           Corporate office                   7,711 sq. ft.    Lease        100%

OPERATING DISPOSAL
---------------------
FACILITIES
---------------------

Beatty, Nevada         Treatment and disposal facility       80 acre(s)    Lease        100%

Grand View, Idaho      Treatment and disposal facility,   1,760 acre(s)     Own         100%
                       and approved expansion area

Elmore County, Idaho   Rail transfer station                110 acre(s)     Own         100%

Robstown, Texas        Treatment and disposal facility      240 acre(s)     Own         100%

Robstown, Texas        Municipal landfill                   200 acre(s)     Own         100%

Richland, Washington   Disposal facility                    100 acre(s)    Lease        100%

NON-OPERATING
---------------------
DISPOSAL FACILITIES
---------------------

Bruneau, Idaho         Closed disposal facility              88 acre(s)     Own         100%

Sheffield, Illinois    Closed disposal facility             204 acre(s)     Own         100%

Sheffield, Illinois    Closed disposal facility             170 acre(s)     Own         100%

Winona, Texas          Non-operating treatment and deep     620 acre(s)     Own          10%
                       well facility


PROCESSING FACILITIES
---------------------

Oak Ridge, Tennessee   Processing facility                   16 acre(s)     Own         100%

The principal properties of the Company make up less than 10% of the total assets. The properties utilized are sufficient and suitable for the Company's needs.

The Company's current office lease expires in September 2002. Under the terms of the lease the Company must provide six-month notice of intent to vacate the premises. The Company informed the landlord of its' intention to vacate the premises at the end of the current lease in September 2002 unless material and favorable changes are made to the lease. The Company is evaluating competing bids for office space for its corporate office in Boise, Idaho.

ITEM  3.  LEGAL  PROCEEDINGS.
-----------------------------

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.

In a case filed in April 1996, the Plaintiffs allege patent infringement based on use of a general process to stabilize hazardous waste prior to disposal at the Company's Beatty site. Plaintiffs seek unspecified damages for infringement, treble damages, interest, costs and attorneys' fees. The Company does not believe it's processes violated plaintiff's patent. Mediation was unsuccessfully conducted in August 2000. On August 30, 2001, the trial court disqualified the Company's original counsel based on a failure to identify a conflict. New outside counsel, Merchant & Gould of Minneapolis, Minnesota, has been engaged by the Company, which the court approved on November 21, 2001. The Company is seeking disgorgement of all fees paid to previous counsel, plus interest and the incremental costs associated with transferring the case to new legal counsel. The Company continues to vigorously defend the case and expects to spend several hundred thousand dollars defending the case in 2002.

IN  RE  RAMP  INDUSTRIES,  INC.  SITE  (COLORADO), U.S. ENVIRONMENTAL PROTECTION
--------------------------------------------------
AGENCY,  DENVER,  REGION  8.
-----

The Company responded to a CERCLA 104(e) Information Request in March 1996 sent by US EPA to numerous Potentially Responsible Parties ("PRP") regarding a LLRW storage and transfer facility. To date, the Company has not been formally named as a responsible party at the CERCLA site; however, the EPA issued a preliminary finding of liability of $29,000 in 1997. The Company may have sent waste to the Ramp site from it's former brokerage operation in Pleasanton, California. No determination of ultimate liability can be made at this time and no formal action has been initiated beyond the above information requests and preliminary liability determination.

DAVID  DUPUY  AND  RICHARD  HAMMOND  V.  AMERICAN ECOLOGY ENVIRONMENTAL SERVICES
--------------------------------------------------------------------------------
CORPORATION,  ET  AL., CAUSE NO. 98-1304-C, 241ST JUDICIAL DISTRICT COURT, SMITH
---------------------
COUNTY,  TEXAS

Plaintiffs allege negligence on the part of the Company for failure to warn and protect plaintiffs from alleged hazardous conditions while plaintiffs were performing work at the Winona, Texas facility. Plaintiffs allege that the Company's negligence resulted in personal injury to plaintiffs and seek unspecified damages. The Company's insurance carrier has assumed the cost of defense in this case subject to the Company's $250,000 deductible. In June 2000, the Company's attorneys filed a motion for costs due to the lack of diligence of plaintiffs' attorneys in pursuing the case and their non-responsiveness to attempts to settle. The court awarded costs in accordance with the motion and plaintiffs paid $4,000. The Company's motion for summary judgment against plaintiffs was granted in favor of the Company on January 31, 2001, dismissing the case with prejudice. Plaintiffs filed a notice of appeal on April 27, 2001, which the Company will defend vigorously. The appellate court recently informed all parties that it would decide the appeal without oral argument.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA

This action seeks declaratory and injunctive relief and damages brought by five utility companies that operate nuclear power plants and generate low-level radioactive waste within the member states of the Central Interstate Low-Level
Radioactive Waste Compact ("CIC"). The plaintiff utilities are the primary financial contributors to the disposal site licensing effort conducted by the

Company's subsidiary, US Ecology, to serve the CIC. After the State of Nebraska denied US Ecology a license in December 1998, the utilities filed suit against Nebraska. The suit alleges bad faith by the state. The CIC, originally named as a defendant, was later realigned as a plaintiff. US Ecology intervened on the side of the plaintiffs seeking damages for its $6,500,000 investment in the project, interest, and the recovery of its expected profit from the operation of the facility. In addition, plaintiffs seek to remove the State of Nebraska from the licensing process because of the alleged bad faith.

In 1999, the federal trial court granted the CIC a preliminary injunction restraining the State from proceeding with a contested case on US Ecology's license application, and from collecting any further funds from US Ecology. The United States Eighth Circuit Court of Appeals upheld the injunction.

The State subsequently moved to dismiss the case on sovereign immunity grounds, among others. The trial court overruled the motion with respect to the CIC, but partially sustained the motion for the other plaintiffs, including US Ecology, for the claims of money damages on immunity grounds. The court overruled the State's motion contesting claims for injunctive and declaratory relief by the plaintiff utilities and US Ecology, but reserved ruling on whether the plaintiffs could be awarded money damages as part of their claim for injunctive relief. The CIC is seeking to recover all amounts expended by plaintiffs including US Ecology. The Company believes it is entitled to any money the CIC may recover on its behalf. The trial court's denial of the State's motion to dismiss is still on appeal at the 8th Circuit.

Nebraska also appealed the District Court ruling denying it's motion to dismiss and took the position that all discovery was stayed pending the final outcome of all matters on appeal. The magistrate ruled that the State was required to respond to discovery requests, as did the Eighth Circuit Court of Appeals. The State sought an emergency stay of discovery with the U.S. Supreme Court that was denied. Discovery is proceeding. On October 1, 2001, the State's petition to the US Supreme Court for a writ of certiorari to review the sovereign immunity issue was denied. In October 2001, the state filed a motion asking the Court to dismiss the Company's claim of equitable subrogation against the State. In early November the Company and generators filed a motion to amend their complaints to dismiss the equitable subrogation claims and strengthen their cross claims against the CIC. The Court has not ruled on these motions. On January 17, 2002, the Court denied the State's request for a jury trial, reaffirming its previous decision. The case is set for trial in June 2002.

FEDERAL RCRA INVESTIGATION AT THE OAK RIDGE, TENNESSEE FACILITY
---------------------------------------------------------------

On September 29, 1999, investigators associated with the FBI, US EPA, and TVA, arrived at the Oak Ridge facility to commence an investigation in connection with a search warrant issued by the U.S. District Court, Eastern District of Tennessee. The Company fully cooperated with the inquiry and has provided all requested information. The Company has also conducted an internal investigation. On October 3, 2001 the Company received a subpoena for additional records covering the time period September 1, 1999 through September 30, 2001, to which the Company responded. On November 27, 2001 and January 28, 2002, the Company's outside legal counsel, Ritchie, Fels & Dillard, met with attorneys from the U.S. Attorney's Office and US EPA. Further discussions have transpired between the Company's counsel and the U.S. Attorney's office. While no charges have been brought against the Company, the Company views this as a serious matter and is seeking timely resolution. The Company cannot predict the final outcome of this investigation.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW
-------------------------------------------------
YORK, COUNTY OF NEW YORK; CASE NO. 604662/99

In this action filed in October 1999, Plaintiff Zurich American Insurance Co. ("Zurich") sought declaratory and other relief against National Union Fire Insurance Company of Pittsburgh ("National Union"), the Company and subsidiaries AEESC, AESC and AEMC ("AEC Defendants") and Doe Insurers 1-50 ("Doe Defendants") with respect to Zurich's defense coverage in the Virgie Adams action under its claims made policy PLC 6820850.

On October 23, 2001 the Company received a payment of $250,000 from Zurich, which finalized settlement of Zurich's claims. A joint motion to dismiss the case has been filed by the Company and Zurich consistent with the settlement agreement. Once the court enters the dismissal, the case will be closed and will not require additional expenditures. As part of the settlement, the Company relinquished its possible future rights to seek defense and indemnity from Zurich for the following cases: Adams, Cuba, Dupuy, and GM. The Company also
                                   -----  ----  -----      --
agreed to assume defense costs for the above noted cases effective April 1, 2001 (the "Cutoff Date").

Settlement with the Mobley entities, which resolves the matter with Zurich and National Union, was reached on February 12, 2002. On March 15, 2002 the Company received a $250,000 payment by the Mobley Entities to the Company based on dismissal of all claims by the Company against National Union and Mobley, and vice versa. Accordingly, all matters are resolved.

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL., CASE NO. 3-99CV2626-L, U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---

The Complaint names the Company and it's subsidiaries, as well as the former owner of the Winona Facility and its associated business entities. General Motors ("GM") seeks contribution and indemnity, including reimbursement of defense costs and attorneys' fees, incurred by GM in the Adams case and this case. The underlying claims, based on the terms and conditions of a waste disposal contract between GM and the Winona Facility dating from 1989 to 1997, are brought on breach of contract, contribution, and common law indemnity grounds. Included within the indemnity claims is a claim for payment by GM of a $1,500,000 settlement, plus legal fees. After an unsuccessful mediation, the trial court, on August 20, 2001, granted a partial summary judgment in favor of GM, finding that Company owed GM a defense and indemnity for claims based on the Company's negligence under a contract entered into between GM and Gibraltar (the Company's predecessor). The Company assumed this contract in 1995 after purchasing Gibraltar. The trial on the liability and damages issues are scheduled for May 2002. The Company previously offered to settle this case with GM for $300,000 plus a payment plan totaling an additional $700,000, which GM did not accept. On March 13, 2002, after reaching settlement with the Mobley entities, GM made a settlement demand to the Company for $1,400,000 based in part on plaintiff's receipt of $960,000 from Mobley. On March 18, 2002, the Company authorized its outside counsel to offer to settle with GM for $600,000.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, its Governor, Gray Davis, and the Director of the State Department of Health Services, for monetary damages exceeding $162 million. The suit stems from the state's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project for which US Ecology is the licensee and the license designee. Laws on the books since the 1980s require the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota, members of the Southwestern Compact. In keeping with these laws, US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the California Department of Health Services, which it continues to hold. The state successfully defended the license against challenges in court and, until Governor Davis took office, actively pursued conveyance of the site from the federal government as required by law and its contractual obligations to US Ecology. In September 2000, the superior court granted California's motion to dismiss all causes of action. In October 2000, the court confirmed its ruling. The Company appealed in November 2000. On September 5, 2001, the California appellate court upheld the trial court's decision in part and denied it in part, remanding the case for further proceedings based on the Company's promissory estoppel claim. On October 15, 2001, both the Company and the State filed petitions for review with the California Supreme Court. On December 5, 2001 the California Supreme Court denied both requests and the case was remanded back to Superior Court in San Diego, California for trial. Counsel for the Company subsequently filed a peremptory writ seeking appointment of a new trial court judge to hear the case. This was granted, followed by a scheduling conference in February, 2002. Trial has been tentatively set for January 2003, and discovery is underway. The Company intends to vigorously prosecute the case.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO,CASES  10-CA-30847  AND  10-CA-31149
----------------

The original charge was filed by Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") in March 1998, and amended in May 1998 alleging that US Ecology engaged in unfair labor practices.In May 1999, the administrative law judge ("ALJ") issued a decision against the Company. In May

2000, a three-member panel of the NLRB materially affirmed the ALJ's decision. The Company filed an appeal with the U.S. Sixth Circuit Court of Appeals in May 2000. The Sixth Circuit Court of Appeals heard oral arguments on October 31, 2001 and affirmed the NLRB's ruling on December 14, 2001, requiring the Company to pay back wages and benefits provided under the previous collective bargaining agreement. The Company calculated the back wages and benefits and provided this information to the Union on March 15, 2002. The Company believes it owes back wages and benefits of approximately $888,000 and fully accrued for this liability as of December 31, 2001. The Company has informed the Union of its desire to initiate negotiations on a new collective bargaining agreement.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE NO. 2000-092, 4TH JUDICIAL DISTRICT COURT, RUSK COUNTY, TEXAS
---

The original complaint in this case was served on the Company and various subsidiaries on November 20, 2000. The lawsuit is a toxic tort lawsuit brought by 28 named plaintiffs against the Company and the named subsidiaries, as well as the former facility owners and approximately 60 former customers of the Winona, Texas facility. The plaintiffs seek damages based generally on intentional and negligence tort claims, as well as punitive damages. The company believes it has conducted its operations in accordance with applicable laws and regulations that the lawsuit is without merit and intends to vigorously defend the action. The Company's current insurance carrier has agreed to pay for the defense of this matter, subject to the Company's $250,000 deductible, which has been fully accrued. To date, the insurance company has expended less than $100,000 to defend this case.

US ECOLOGY, INC. V. DAMES & MOORE, INC.,CASE NO. CV OC 0101396D, FOURTH JUDICIAL
----------------------------------------
DISTRICT COURT, ADA COUNTY, IDAHO

DAMES  &  MOORE,  INC.  V. US ECOLOGY, INC., ET AL.,INDEX NO. 602567-01, SUPREME
----------------------------------------------------
COURT OF NEW YORK, NEW YORK COUNTY, NEW YORK


BAY  CRANE  V.  AMERICAN  ECOLOGY  CORPORATION  AND U.S. ECOLOGY, INC., CASE NO.
----------------------------------------------------------------------
25502-01, SUPREME COURT OF NEW YORK, QUEENS COUNTY, NEW YORK


All of the above listed cases relate to a 2000-2001 Field Services project for work performed and failure to be paid under a subcontract to Dames & Moore (a wholly-owned subsidiary of URS Corporation and prime contractor to Brookhaven Science Associates, LLC). The project involved removal, decontamination and disposal of above-ground cement ducts at Brookhaven National Laboratory in Upton, New York. On February 23, 2001, subsidiary US Ecology filed a breach of contract suit in Idaho state court seeking (1) damages and reformation of the contract between US Ecology and Dames & Moore; (2) indemnification from Dames & Moore for negligence; and (3) a declaratory judgment declaring the "pay-if-paid" clause in the contract void and unenforceable as against public policy. In addition to filing a motion to dismiss in the action initiated by US Ecology in Idaho, Dames & Moore filed a separate action ("Counter-Claim") in the New York state trial court. The Dames & Moore New York action alleges, among other things, negligence on the part of US Ecology and certain crane companies providing services at the Brookhaven job site. The Company vigorously denies the Counter Claim and believes these claims have no merit.

The Bay Crane case was filed in the Supreme Court of New York, Queens County, on October 5, 2001. Bay Crane alleges that the Company is liable for damage to a heavy trailer damaged during a failed lift. The Company's defense is that the responsible party for the loss is Dames and Moore, who engineered and supervised the lift. The Company tendered this lawsuit to its insurance carrier. The carrier has agreed to defend the case. There is a $2,500 deductible for the insurance on this case.

All parties except Bay Crane initially agreed to submit the matters related to the Brookhaven job to mediation. The US Ecology and Dames & Moore matters were submitted to mediation at the end of October. The mediation, while resolving certain technical issues, did not resolve the pending claims. The Company has declined a request for additional mediation. Legal action between the parties has been stayed, pending global settlement negotiations. The parties met on March 26, 2002 to discuss a global settlement for all claims involving URS. As of the Date of this report, no settlement has been agreed to. If timely settlement cannot be reached, the Company intends to vigorously pursue relief from an Idaho court.

OTHER MATERIAL LITIGATION


The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce the Company's net operating loss carryforwards. On November 29, 1999, the Company protested this denial which is currently pending with the IRS. The Company has tentatively settled this claim in 2000 but this settlement was rejected by the Congressional Joint Committee on Taxation because the main issue was then pending before the United States Supreme Court in a case involving another taxpayer. This issue was subsequently resolved in a favor of the Company's position by the Supreme Court. As a result, the IRS Appellate Office has conceded this issue. The forwarding of this claim to the Joint Committee for approval is currently being held up while the Appellate Office re-examines two issues it previously conceded. These issues effect only loss carryforwards, not the amount of the refund which should be $605,000 plus statutory interest at rates varying from 4.5% to 6.5% from 1995 to the date the refund is paid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2001.

PART  II


ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS


American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of March 22, 2002, there were approximately 6,000 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:


                 2001          2000      Dividends Per Share
                 ----          ----      -------------------
PERIOD       High    Low   High    Low     2001       2000
             -----  -----  -----  -----  --------  ---------
1st Quarter  $3.00  $2.06  $3.00  $1.27  $     --      $  --
2nd Quarter   2.70   2.20   4.00   2.06        --         --
3rd Quarter   2.95   1.84   3.94   2.31        --         --
4th Quarter   2.25   1.50   3.38   1.75        --         --


In the first quarter of 1999 the Company borrowed approximately $1.3 million from two large shareholders. The terms of the $1.3 million notes payable from shareholders, among other terms and conditions, prohibited the payment of any cash dividends until the notes were retired. On December 8, 2000, the Company repaid the notes payable in full. In August of 2000, the Company established a credit facility with a local bank that also prohibits the payment of dividends. This credit facility provides the Company with $8 million of borrowing capacity, but prohibits cash dividends on any of the Company's outstanding stock while the credit facility is in place. The credit facility matures on October 15, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

                                         AMERICAN ECOLOGY CORPORATION

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)


YEARS ENDED DECEMBER 31,                                      2001       2000      1999      1998      1997
------------------------                                    ---------  --------  --------  --------  ---------
Revenue                                                     $ 56,016   $41,958   $34,352   $38,960   $ 41,522
  % Increase (decrease) in revenues from prior year             33.5%     22.1%   (11.8)%    (6.2)%    (16.9)%

Net income (loss)                                           $    802   $ 4,697   $ 4,409   $   762   $   (676)
Basic earnings per share (1)                                $    .03   $   .31   $   .30   $   .03   $   (.17)

Shares used to compute income (loss) per share (000's)        13,738    13,711    13,585    12,772      8,163

Working capital (deficit)                                   $(10,568)  $ 2,279   $(2,309)  $(7,567)  $(16,930)

Total assets                                                $ 86,824   $65,750   $58,459   $61,800   $ 98,431

Long-term debt, net of current portion                      $  4,436   $10,775   $ 3,569   $ 2,223   $ 39,872

Shareholders' equity                                        $ 26,416   $25,984   $21,582   $17,460   $ 13,380

Long-term debt to total capitalization as a percentage          16.8%     29.3%     14.2%     11.3%      74.9%
Current ratio (current assets divided by current
liabilities)                                                  0.65:1    1.17:1     0.9:1     0.7:1      0.4:1

Return on average equity                                         3.1%     18.9%     22.6%      4.9%     (5.0)%

Dividends declared per common share                         $     --   $    --   $    --   $    --   $     --
Capital spending, including capital expenditures and site
   development costs                                        $  3,456   $ 6,442   $ 3,740   $ 2,128   $  3,442
Depletion, depreciation and amortization expense            $  5,030   $ 2,028   $ 2,054   $ 3,152   $  3,106

(1)  No  dividends  have  been  declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, compliance and changes with applicable laws and regulations, exposure to litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, and loss of major contracts. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on our current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2001, included elsewhere in this Form 10-K.

The Company is a hazardous, non-hazardous, and radioactive waste management company that offers comprehensive treatment and disposal solutions for hazardous and low-level radioactive waste to commercial and government entities including, but not limited to nuclear power plants, petro-chemical plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The Company principally derives its revenue from fees charged for access to the Company's five fixed waste disposal facilities and one processing facility. Fees are charged for removal, transportation, processing, and disposal of waste subject to law, regulation and applicable licenses and permits. The Company and its predecessors have been in business for 50 years.


MANAGEMENT  CHANGES

On October 4, 2001, Jack K. Lemley resigned as President and Chief Executive Officer of American Ecology Corporation and its subsidiaries. In October 2001 the Board of Directors appointed Stephen A. Romano as Chief Operating Officer and President of the Company. On March 15, 2002 Mr. Romano was also appointed Chief Executive Officer. Also in October 2001, James R. Baumgardner, Senior Vice President and Chief Financial Officer, was appointed Secretary and Treasurer of the Company.

On November 6, 2001 the Company's Board of Directors accepted the resignation of Jack K. Lemley as a Director and Chairman of the Board. Also on November 6, 2001, the Company's Board of Directors appointed Thomas A. Volini as a new Director.

Since October 4, 2001, the Company has implemented fundamental changes to streamline the organization, cost structure and management of the Company, including but not limited to, the elimination of senior positions including the Executive Vice President and Operations Manager (Division President), a position previously held by Zaki K. Naser, a Vice President position previously held by Robert S. Thorn, a Vice President (Division President), a position previously held by Barbara A. Trenary and General Counsel, a position previously held by Robert M. Trimble.

On February 4, 2002, the Company's Board of Directors appointed Michael J. Gilberg as Vice President and Controller, replacing L. Gary Davis, who resigned from the position on November 6, 2001.

STRATEGY

Concurrent with the fourth quarter 2001 management changes, the new executive team promptly implemented a revised business plan that initially focused on cutting overhead costs, increasing sales and improving operational efficiency. These changes included the creation of the new National Sales and Marketing position, and adoption of new pricing strategies to optimize niche business margins while materially increasing waste throughput at the Company's disposal facilities. This turn around plan is based on the following strategic principles:

1.   Aggressively  cut  unnecessary  overhead costs without compromising health,
     ---------------------------------------------------------------------------
     safety,  compliance  or  production  New  management  has  eliminated  or
     -----------------------------------
     terminated over 25 full time positions and a significant number of consultants and administrative expenses that are expected to result in over $2.4 million in annualized savings. These savings are almost exclusively in selling, general and administrative expense. These cuts have been made without reducing the Company's commitment to Health, Safety, and Compliance. To this end, new management created a corporate health and safety officer position.

2.   FOCUS  on  what  we  do  best:  Waste  Treatment  and  Disposal
     ---------------------------------------------------------------
     New management promptly divested certain non-core business assets including the Nuclear Equipment Service Center and Mid West Brokerage operation, both formerly based at the Company's Oak Ridge facility. Management will continue to evaluate potential disposition of non-core business assets in the coming periods. Additionally, management is committed to building its core treatment and disposal business by increasing throughput at existing facilities and evaluating other treatment and disposal facilities for acquisition.

3.   Implement  an  integrated national sales organization for disposal facility
     -------------------------------------------------------------------------
     services
     --------
     The manner in which the Company markets its services was fundamentally changed through the creation of a national sales structure and the appointment of a National Sales and Marketing Director. In addition, the Company implemented a new sales commission plan and made new sales territory assignments for its disposal business. These changes significantly increase individual salesperson incentives to obtain new business while expanding opportunities to sell the Company's unique combination of specialized services at multiple sites. The previous sales organization was based on individual sales teams reporting to each disposal operation rather than through a single sales organization reporting to the Chief Executive Officer.

4.   Optimize  "niche"  services  and  leverage  existing  investments
     -----------------------------------------------------------------
     New management seeks to expand its customer base in those markets where the Company has a distinct competitive advantage based on superior technology, unique permit capabilities, or cost advantages. A primary focus is increasing market share for disposal of radioactive materials exempt from regulation under the Atomic Energy Act, including mixed wastes exhibiting both hazardous chemical and radioactive properties. Another primary focus is treatment of organic chemical wastes using the Company's proven chemical oxidation and thermal desorption processes and technologies.

5.   Aggressively  price  heavily  competed  "commodity"  disposal  services
     -----------------------------------------------------------------------
     Disposal facility operational expenses are largely fixed. Management believes the Company's ability to realize substantial margins for niche service offerings positions it to aggressively price its more heavily competed "commodity" disposal services. As fixed costs are met the costs required to handle additional waste throughput are reduced on a per unit basis and margins rise. This is particularly true for direct disposal, where variable costs are minimal. Aggressive pricing for this competed, commodity business leverages the existing investment in personnel and infrastructure to increase fall through to the bottom line.

6.   Restore  profitability  at  the  Oak  Ridge  LLRW  processing  facility
     -----------------------------------------------------------------------
     Appointment of a new General Manager and a new Sales Manager accompanied new management direction to link pricing to an improved understanding of production costs. This signals a shift from the "reactive" pricing which new management believes have harmed the Oak Ridge subsidiary's financial performance. Improved material handling and management procedures have also been adopted to speed waste throughput.


7.   Improve  sharing  of  scientific  and  engineering expertise among multiple
     ------------------------------------------------------------------------
     disposal  sites
     --------------
     Through technology transfer between sister treatment and disposal sites, the Company is expanding delivery of niche services to an expanded customer base. Chemical oxidation, a specialized process perfected at the Company's

     Robstown, Texas facility to treat oil refinery waste, is now being provided to west coast refineries served by the Beatty, Nevada facility. Efforts are underway to introduce the patented steel mill waste treatment technology used at the Grand View, Idaho facility at both the Texas and Nevada sites.

FACTORS THAT MAY AFFECT FUTURE RESULTS

COMPLIANCE AND CHANGES WITH APPLICABLE LAWS AND REGULATIONS
-----------------------------------------------------------
The changing regulatory framework governing the Company's business creates significant risks, including potential liabilities from violations of environmental statutes and regulations. Failure to timely obtain, or to comply with the conditions of applicable federal, state and local governmental licenses, permits or approvals for our waste treatment and disposal facilities could prevent or inhibit the Company from operating our facilities and providing services, resulting in a significant loss of revenue and earnings. Changes in laws or regulations may require the Company to modify existing operating licenses or permits, or obtain additional approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards may impose significant cost upon the Company. The Company's failure to comply with applicable statutes and regulations may result in the imposition of substantial fines and penalties and could adversely affect the Company's ability to carry on its business as presently constituted.

While management believes the nation's basic framework of environmental laws and regulations are broadly accepted as a matter of public policy, a substantial relaxation of these requirements or a substantial reduction of enforcement activities by governmental agencies could materially reduce the demand for the Company's services. Large portions of the Company's revenues are generated as a result of requirements arising under federal and state laws, regulations and programs related to protection of the environment. If the requirements of compliance with environmental laws and regulations were substantially relaxed in the future or were less vigorously enforced, particularly those relating to the transportation, treatment, storage or disposal of hazardous and low-level radioactive waste, the demand for the Company's services could decrease and revenues could be significantly reduced.

EXPOSURE  TO  LITIGATION
------------------------
Since Company personnel routinely handle radioactive and hazardous materials, the Company may be subject to liability claims by employees, customers and third parties. There can be no assurance that the Company's existing liability insurance is adequate to cover claims asserted against the Company or that the Company will be able to maintain such insurance in the future. Management believes the Company has adopted prudent risk management programs to reduce these risks and potential liabilities, however, there can be no assurance that such programs will fully protect the Company. Adverse rulings in ongoing legal matters, including but not limited to, Ward Valley, Nebraska, General Motors, the Oak Ridge FBI investigation or Dames & Moore/URS matters could have a material adverse effect on the Company.

ACCESS  TO  CAPITAL
-------------------
The Company requires cost effective access to capital to implement its strategic and financial plan. If the Company cannot maintain access to capital or raise additional capital, the Company may need to curtail or scale back planned expansions. The Company's $8.0 million line of credit with a commercial bank and $8.5 million industrial revenue bond (IRB) come due in the fourth quarter of 2002. No assurance can be given that the bank will extend or the IRB can be refinanced. Additionally the general economic conditions have weakened during the last half of 2001, which has created tightening in the commercial bank market.

ACCESS TO INSURANCE AND FINANCIAL ASSURANCES
--------------------------------------------
The Company is required by license, permit and prudence to maintain a variety of insurance and financial assurances. Since early 2001, there has been a tightening in the insurance markets, decreasing cost-effective availability. This market tightness was exacerbated by the terrorist attacks against the United States on September 11, 2001 and the related claims from those attacks. Without cost effective access to insurance and/or financial assurance markets, the Company's ability to operate its facilities would be materially and adversely affected. No assurance can be given that the Company will continue to have the favorable access to the insurance markets that it has enjoyed in recent years.

NEW  TECHNOLOGIES
-----------------
The Company expects to increase its utilization of thermal treatment and other advanced technologies. The Company has experienced difficulties implementing new technologies in the past. The Company' s future growth is tied to its ability to discern emerging industry service niches and deliver cost-effective solutions to customer needs. If the Company cannot successfully implement commercially viable technologies in a manner that is responsive to the clients' requirements, the business could be adversely affected.

COMPETITIVE  ENVIRONMENT
------------------------
The Company faces competition from companies with greater resources and potentially more cost-effective waste treatment and disposal solutions. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste in the United States, or a decrease in the treatment or disposal fees charged by competitors could reduce or eliminate the competitive advantage of the Company's facilities and services.

LOSS  OF  MAJOR  CONTRACTS
--------------------------
A loss on one or more of the Company's larger contracts could significantly reduce the Company's revenues and negatively impact earnings. Discontinuation of the Grand View, Idaho site's contract with the Army Corps of Engineers, for example, could have a material adverse impact given the significant revenue from that contract.

RESULTS  OF  OPERATIONS

The Company, while profitable since 1998, had a disappointing 2001 primarily due to increased overhead spending and the poor performance at the Oak Ridge, Tennessee LLRW processing facility. In February 2001 the Company acquired all of the capital stock of Envirosafe Services of Idaho, Inc., renamed US Ecology Idaho, Inc., which owns and operates a disposal facility located in Grand View, Idaho. The positive Grand View Idaho acquisition and the poor performance at the Oak Ridge processing site drove the major financial changes from 2000 to 2001 operations.

The following table summarizes the operational performance of the operating segments, Operating Disposal Facilities, Non-operating Disposal Facilities, Processing and Field Services, and Corporate. Only the Operating Disposal Facility and Processing and Field Services segments generate revenue and profits. The Non-operating Disposal Facility segment generates minimal revenues and does not generate profits. The Corporate segment generates no revenue and provides administrative, managerial, and support services for the other segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table.


Reported in $(000)                   OPERATING     NON-OPERATING
                                      DISPOSAL       DISPOSAL
                                     FACILITIES     FACILITIES      PROCESSING    CORPORATE    TOTAL
2001
------------------------------------------------------------------------------------------------------
Revenue                             $    42,538   $           87   $    13,391   $       --   $56,016
Direct Cost                              20,546            1,141        11,815           --    33,502
                                    ------------  ---------------  ------------  -----------  --------
Gross Profit                             21,992           (1,054)        1,576           --    22,514
S,G&A                                    11,557              556         4,736        5,431    22,280
                                    ------------  ---------------  ------------  -----------  --------
Income (loss) from operations            10,435           (1,610)       (3,160)      (5,431)      234
Investment income                           188               --            23           58       269
Gain on sale of assets                      167               --           612           --       779
Interest expense                           (814)              --           (43)        (265)   (1,122)
Other income (expense)                      450             (286)            1          663       828
                                    ------------  ---------------  ------------  -----------  --------
Income before extraordinary items
and taxes                                10,426           (1,896)       (2,567)      (4,975)      988
Extraordinary item and taxes                 --               --            --         (186)     (186)
                                    ------------  ---------------  ------------  -----------  --------
Net Income                          $    10,426   $       (1,896)  $    (2,567)  $   (5,161)  $   802
Depreciation Expense                $     4,287   $           --   $       684   $       59   $ 5,030
Total Assets                        $    43,371   $       27,482   $     9,892   $    6,079   $86,824


2000
------------------------------------------------------------------------------------------------------
Revenue                             $    27,411   $           41   $    14,506   $       --   $41,958
Direct Cost                              11,214              916         9,702           --    21,832
                                    ------------  ---------------  ------------  -----------  --------
Gross Profit                             16,197             (875)        4,804           --    20,126
S,G&A                                     6,047             (119)        4,925        5,812    16,665
                                    ------------  ---------------  ------------  -----------  --------
Income (loss) from operations            10,150             (756)         (121)      (5,812)    3,461
Investment income                            52              293             1           89       435
Gain on sale of assets                       78               --            14           --        92
Interest expense                           (118)              --           (49)        (183)     (350)
Other income                                471               --           (17)         387       841
                                    ------------  ---------------  ------------  -----------  --------
Income before extraordinary items
and taxes                                10,633             (463)         (172)      (5,519)    4,479
Extraordinary item and taxes                 --               --            --          218       218
                                    ------------  ---------------  ------------  -----------  --------
Net Income                          $    10,633   $         (463)  $      (172)  $   (5,301)  $ 4,697
Depreciation Expense                $     1,399   $           --   $       571   $       58   $ 2,028
Total Assets                        $    23,119   $       27,442   $     9,034   $    6,155   $65,750

1999
------------------------------------------------------------------------------------------------------
Revenue                             $    18,795   $        2,035   $    13,522   $       --   $34,352
Direct Cost                               7,632               63         8,914           --    16,609
                                    ------------  ---------------  ------------  -----------  --------
Gross Profit                             11,163            1,972         4,608           --    17,743
S,G&A                                     3,942            1,058         4,271        5,491    14,762
                                    ------------  ---------------  ------------  -----------  --------
Income (loss) from operations             7,221              914           337       (5,491)    2,981
Investment income                            28              313            --          439       780
Gain on sale of assets                       39              858            (1)         (70)      826
Interest expense                            (30)              --           (49)        (129)     (208)
Other income                                 62               13             8          142       225
                                    ------------  ---------------  ------------  -----------  --------
Income before extraordinary items
and taxes                                 7,320            2,098           295       (5,109)    4,604
Extraordinary item and taxes                 --               --            --         (195)     (195)
                                    ------------  ---------------  ------------  -----------  --------
Net Income                          $     7,320   $        2,098   $       295   $   (5,304)  $ 4,409
Depreciation Expense                $     1,308   $           --   $       682   $       64   $ 2,054
Total Assets                        $    14,780   $       29,305   $     9,003   $    5,371   $58,459


The following table sets forth items in the Statements of Operations for the three years ended December 31, 2001, as a percentage of revenue:

                                                       Percentage of Revenues for the
                                                           Year Ended December 31,
                                                           ----------------------
                                                            2001    2000    1999
                                                           ------  ------  ------
Revenue                                                    100.0%  100.0%  100.0%
Operating costs                                             59.8    52.0    48.3
                                                           ------  ------  ------

Gross profit                                                40.2    48.0    51.7
Selling, general and administrative expenses                39.8    39.7    43.0
                                                           ------  ------  ------

Income (loss) from operations                                0.4     8.3     8.7
Other (income) expense, net                                  1.3     2.4     4.7
                                                           ------  ------  ------

Income (loss) before income taxes and extraordinary item     1.7    10.7    13.4
Extraordinary item                                            --     0.4      --
Income tax expense (benefit)                                 0.3      --     0.6
Preferred stock dividends                                    0.7     0.9     1.2
                                                           ------  ------  ------

Net income to common shareholders                            0.7%   10.2%   11.7%
                                                           ======  ======  ======

REVENUE
-------
Consolidated revenue for 2001 increased $14,058,000 or 33.5% over 2000 revenue. The February 2001 acquisition of the Grand View, Idaho disposal facility contributed $17,362,000, accounting for 123% of the increase in revenue. Without the acquisition of the Grand View disposal facility, consolidated revenue would have decreased 7.9% from 2000. The decrease in non-acquisition related revenue was principally the result of a $2,087,000 decrease in revenue at the Oak Ridge, Tennessee processing facility. The lower revenue at the Oak Ridge facility was primarily caused by continued deterioration in average selling price ("ASP") for services and an unfavorable services mix, with more volume being handled at a lower ASP. With the sale of the brokerage business and newly implemented price increases, further decreases in revenue at Oak Ridge in 2002 are possible. Excluding the Idaho acquisition-related revenue, operating disposal facilities experienced a net $1,217,000 decrease in revenue primarily due to the 2000 completion of two large, single event clean-up contracts at the Beatty, Nevada hazardous waste disposal facility and a large NORM/NARM contract at the Richland, Washington radioactive waste disposal facility that were not replaced in 2001. The Company's Texas hazardous and solid waste disposal facilities posted impressive revenue growth, increasing 50% and 386%, respectively. The growth at the Texas facility related to several large contracts and the implementation of new services, including enhanced drum handling capabilities and chemical oxidation. The revenue growth at the Company's Texas solid waste disposal facility was the result of the first full year of operations, compared to only 6 months of operation in 2000.

Consolidated revenue for 2000 increased $7,606,000 or 22.1% over 1999 revenue. The increase in revenue was mainly due to the addition of several new customers and contracts at the Beatty, Nevada facility that was responsible for a $7,077,000 increase in revenue. The Texas solid waste disposal facility opened in June 2000 and was responsible for $555,000 of revenue and revenue growth in 2000.

Management expects operating disposal facility and consolidated revenue to continue to increase in 2002, based on the Company's restructured national sales organization and the contribution from a full twelve months of operations at the Grand View disposal facility compared to 11 months in 2001. Field Services, a project oriented service, is also expected to increase in revenue due to several large contracts awarded in early 2002. The Richland, Washington disposal facility completed work on a $3,850,000 contract for disposal of waste in the first quarter of 2002. The $3,850,000 contract is over half of total 2001 revenue for the Richland disposal facility, and is unlikely to recur.

DIRECT  OPERATING  COSTS
------------------------
Direct operating costs for 2001 increased 54% or $11,670,000 over 2000. The February 2001 acquisition of the Grand View, Idaho disposal facility accounted for $9,148,000 or 78% of the increase in direct costs. Waste throughput and handling problems, combined with an unfavorable materials mix (i.e. high metals mix; metals are more labor and machine intensive than other materials), resulted in a $1,731,000 increase in direct operating costs at the Oak Ridge, Tennessee processing facility where direct costs reached 97% of revenue for 2001. The Company also experienced a material price increase from its primary disposal provider that will result in disposal cost increases of at least 30%. The Company has and continues to negotiate with its customers to pass on this higher disposal cost. New management installed at the Oak Ridge facility in October 2001 is charged with improving materials handling procedures, reducing material inventory and improving facility throughput, thereby reducing direct costs relative to revenue. In addition to a new focus on efficient operations, the Oak Ridge sales force has been directed to discontinue accepting wastes that cannot be profitably handled, and increase prices, which could result in lower waste volume, but higher revenue and profitability.

Direct operating costs for 2000 increased 31% or $5,223,000 over 1999. The increase in direct operating costs was the result of a similar increase in revenue for 2000 over 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
In 2001, Selling, general and administrative expenses ("SG&A") increased $5,615,000 or 34% from 2000. The increase in SG&A in 2001 continued a trend of increasing SG&A that was evident in 2000, when SG&A increased $1,903,000 in 2000 from 1999. Much of the 2001 increase was due to the previously discussed acquisition of the Grand View, Idaho disposal facility, which accounted for $4,228,000 or 75% of the increase in SG&A in 2001. Without the acquisition related SG&A expenses, SG&A would have reached $18,052,000 or 8% higher than the previous year. The increased SG&A in 2001 and 2000 was partially due to increases in sales and management personnel, travel & entertainment, quality assurance, consulting, and other expenses incurred as a result of previous management's policies.

Legal expenses also accounted for a meaningful portion of the increase, specifically for non-operating facilities where legal expense increased $705,000 in 2001 from 2000. Higher legal expenses were necessary to defend lawsuits related to the Winona, Texas facility.

SG&A, as a percent of revenue, remained relatively constant at 40%, which was disappointing in light of the significant increase in revenue. Management has targeted SG&A to be less than 35% of revenue. With the sweeping changes in the organization and new cost controls and business strategy implemented in the fourth quarter of 2001, Corporate as well as other segment SG&A expenses are expected to decrease in 2002. New management continues to focus on discretionary spending controls as a means to improve profitability.

INVESTMENT  INCOME
------------------
Investment  income  of $269,000, $435,000, and $225,000 in 2001, 2000, and 1999,
respectively, is mainly comprised of interest and dividend income on investments used as collateral for various insurance policies. The Company has secured insurance policies that do not require the collateral and converted the investments to cash. Significant investment income is not expected in the future unless collateral requirements are increased.

GAIN  ON  SALE  OF  FIXED  ASSETS
---------------------------------
The Company sold certain non-performing and non-core businesses resulting in gains on sale of fixed assets.

During 2001, the Company sold the under-performing assets of its Nuclear Equipment Service Center and Midwest Brokerage businesses, both based in Oak Ridge, and recognized a $482,000 gain on sale related to these assets. An additional $200,000 gain was recognized related to the fiscal 2000 sale-leaseback transaction.

As a result of the August 2000 sale-leaseback, the Company recognizes a portion of the deferred gain each month. Monthly payments are made to the bank for approximately $30,000 and a gain is recognized for $14,000. In 2000, an $83,000 gain was realized on the sale of the fixed assets for the sale-leaseback. Other miscellaneous assets were sold during 2000 for a gain of approximately $9,000.

In May 1999, the Company sold its Houston-based hazardous and non hazardous waste transportation service provider (formerly WPI) and Surecycle; (a business division that operated a containerized hazardous waste collection service in the gulf coast market) to Clean Harbors Environmental Services, Inc. The sale of the two operations and related facilities produced working capital of $1,900,000 and a gain on the sale over remaining book value of $843,000 before sales commissions.

INTEREST  EXPENSE
-----------------
Interest Expense increased substantially in 2001 due to the assumption of an $8,500,000, 8.25% Industrial Revenue Bond ("IRB") included with the February 2001 acquisition of the Grand View, Idaho disposal facility. The Company incurs approximately $58,000 of interest expense monthly related to the IRB. Interest payable on the $8,000,000 bank line of credit and long-term capital leases on heavy equipment made up the remaining interest expense for 2001 and the previous years.

OTHER  INCOME
-------------
Other  income  was  $828,000,  $841,000  and  $225,000 for 2001, 2000, and 1999,
respectively. Other income is the account used to record various business activities that are not a part of the Company's current year ordinary and usual business line of revenue and expense. Other income includes the results of adjustments, the reversal of expenses charged to reserves for contingent liabilities from prior periods, and miscellaneous cash receipts.

The following table summarizes the business transactions from outside the Company's current year general business scope.


($ in thousands)
                                                                 AS OF DECEMBER 31,
OTHER INCOME                                                     2001   2000   1999
------------                                                    ------  -----  -----
State tax adjustments                                           $ 106   $   7     --
Correction of expensed debt payments                              177     112     --
Insurance claim refunds                                           172      24  $  38
Payment on sales invoices previously written off                   --      98     59
Adjust prior years accrued burial fee based on actual payments    500     372     --
Adjust bad debt expense reserve                                   (21)     76      8
Correction of prior years expenses that were allowable
   as capitalized costs for El Centro project                      --     132      9
Litigation accrual related to GM Lawsuit                         (300)     --     --
Reversal of previous professional fee accrual                     160      --     --
Other Misc Income, net                                             29       3     21
Cash receipts for property rents                                    5      10     39
Data services sold                                                 --      --     27
Customer refunds and rebates                                       --       7     24
                                                                ------  -----  -----
              TOTAL OTHER INCOME                                $ 828   $ 841  $ 225
                                                                ======  =====  =====

The accrued burial fee adjustment is the result of correcting the prior year's accrual of burial fees based on actual burial fees paid. The Company makes a monthly accrual for burial fees based on actual waste receipts, however, the actual amount paid may be different, especially given that each operating facility generally pays in excess of $1,000,000 in burial fees each year with rates changing periodically.

INCOME  TAXES
-------------
The Company's effective income tax rates were 18.8%, .2%, and 4.2% for the fiscal years 2001, 2000, and 1999 respectively. Management expects to pay little in income taxes due to the approximate $30,000,000 net operating loss carry-forward available as of December 31, 2001. Income tax expense reflects estimated payments on different federal, state and local taxes, including franchise taxes when paid in lieu of income taxes. Fiscal 2001 income taxes primarily relates to the Robstown, Texas disposal facility where the vertical stacking of new disposal cells resulted, for tax purposes, in the reversal of $2,900,000 of expenses previously allowed.

EXTRAORDINARY  GAIN  -  EARLY  EXTINGUISHMENTS  OF  DEBT
--------------------------------------------------------
In December 2000, the Company entered into an agreement with Chase Bank of Texas for settlement of debt associated with the Company's 1994 Federal Income Tax Claim. The Company had pledged the income tax receivable and a deed of trust on the Company's Winona, Texas site to Chase Bank in 1998. The settlement, which was paid in December 2000, allowed the Company to pay $350,000 to Chase Bank and receive in return release and discharge from all obligations of the $556,000 loan. The result is an extraordinary gain on early extinguishment of debt of $206,000, and the release by the bank of its security interest in the Winona property and the income tax refund claim.

CAPITAL  RESOURCES  AND  LIQUIDITY

As of December 31, 2001, the Company had negative working capital of $10,568,000 compared to a positive working capital of $2,279,000 in 2000. The deterioration in working capital is primarily the result of the $8,000,000 line of credit expiring in October 2002 (which was long term in 2000), and the assumption of the $8,500,000 IRB due November 2002 as part of the Grand View, Idaho acquisition. The $8,000,000 line of credit is expected to be extended prior to its expiration. The $8,500,000 IRB is also expected to be refinanced prior to maturity with a newly issued IRB large enough to provide for additional capital improvements at the Grand View, Idaho disposal facility.

While no assurance can be made that the Company will be able to replace and/or enlarge the IRB and/or extend the line of credit, the Company has had preliminary discussions on the loans, has started the process, and currently knows of no reason why it will not be successful in doing so.

As part of the Grand View, Idaho acquisition, the Company received $2,576,000 in cash after providing closure/post-closure financial assurance to the State of Idaho through an insurance policy rather than the pledged investments used by the previous owner.

During 1999, the Company also met certain obligations allowing cash secured for a $2,500,000 letter of credit to be replaced with a $1,500,000 performance bond. Also, certain cash assets previously pledged were released allowing for reclassification of assets from long term to short term. The $1,500,000 bond was replaced by an insurance policy in 2000.

The Company's current ratio deteriorated to 0.7:1.0 in 2001 compared with 1.2:1.0 and 0.9:1.0 for the years ending December 31, 2000, and 1999. Liquidity, as measured by day's receivables outstanding ("DRO"), decreased to 83 days during 2001 and was constant at 69 days for 2000 and 1999. Management believes the increase in DRO is the result of the slowing economy and has refocused its attempts to collects its accounts receivable.

The Company's leverage has increased since 1999, as evidenced by a 2.3:1.0 debt to equity ratio at December 31, 2001, compared to 1.5:1.0 and 1.7:1.0 for the 2000 and 1999 years, respectively. This debt to equity ratio is total debt divided by shareholder's equity as of year-end, where debt includes, but is not limited to, the bank line of credit, the IRB, accounts payable, accruals, long and short-term borrowings through notes, commercial paper, and lease agreements, all of which are included in either current or total liabilities. Equity is the shareholder's equity excluding any deferred tax assets or liabilities. The year-end 2001 ratio increasing to 2.3:1.0 reflects an $8,500,000 IRB assumed as part of the acquisition of the Grand View Idaho disposal facility.

As of March 22, 2002, the Company continues to maintain a business banking relationship with the Boise, Idaho office of Wells Fargo Bank that provides an $8,000,000 line of credit. On that date the Company had $1,500,000 borrowed.

OTHER  MATTERS

ENVIRONMENTAL  MATTERS
----------------------
The Company maintains reserves and insurance policies for costs associated with future closure and post-closure obligations for both current and formerly operated disposal facilities. These reserves and insurance policies are based on professional engineering studies and interpretations of current regulatory requirements and potential regulatory changes performed at least annually. Accounting for closure and post-closure costs includes final disposal unit capping for the site, gas emission control, soil and groundwater monitoring, and other monitoring and routine maintenance costs expected after a site stops accepting waste. The Company believes it has made adequate provisions through reserves and the insurance policy for its obligations.

The Company estimates that the aggregate closure and post-closure costs for all insured facilities owned or operated was approximately $26,333,000 as of December 31, 2001. This compares to recorded closure and post-closure liabilities of $15,953,000 and $17,285,000 for 2000 and 1999 respectively. As described in Item 1, Insurance, the Company has a prepaid insurance policy expiring September 2003 for closure and post closure of these facilities.

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

SEASONAL  EFFECTS
-----------------
The Company's operating revenue is generally lower in the winter months, and increases in the warmer summer months when shorter duration cleanup projects are scheduled and completed. The volume of both hazardous waste and ability to perform processing tends to decrease during winter months, however, market conditions have a larger effect on revenue than seasonality.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 143 Accounting for Asset Retirement Obligations. FAS 143 requires a liability to be recognized for the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the asset. FAS 143 is effective for fiscal years beginning after June 12, 2002 although earlier implementation has been encouraged.

While management is still evaluating FAS 143, its implementation, which is expected to occur in 2002, will have a material, positive effect on the Company's reported financial condition. In the year of implementation, liabilities will materially decrease, owners equity will materially increase, and the Company will book a previously unrecognized asset. The closure post-closure obligation that is presently recognized at current cost will be increased by a cost of living adjustment and then discounted back at an imputed interest rate to a present value. The income statement impact of this new accounting pronouncement will be recognized as a cumulative effect of accounting change. After implementation of this new accounting pronouncement, the asset will be amortized and the liability accreted, resulting in increased expenses.

In  June,  2001,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards 141 Business Combinations. FAS 141 requires all business combinations to utilize the purchase method. FAS 141 is effective for business combinations initiated after June 30, 2001. FAS 141 is not expected to have a material effect upon the Company.

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 Goodwill and Other Intangible Assets. FAS 142 requires intangible assets to be amortized over their useful lives if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. FAS 142 is effective for fiscal years beginning after March 15, 2001. FAS 142 is not expected to have a material effect upon the Company.

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144 Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 modifies previous guidance regarding the impairment or disposal for long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001. FAS 144 is not expected to have a material effect upon the Company.

CRITICAL  ACCOUNTING  POLICIES

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. While the likelihood that changes in most estimates and assumptions would materially change the Company's financial position and results of operations is not probable, the Company has two issues, litigation and disposal facility accounting, requiring subjective judgment, estimates, and assumptions which would likely produce a materially different financial position and result of operation if different judgments, estimates, or assumptions were used.

The Company has been involved in litigation requiring management to estimate the timing and potential for losses whose timing and ultimate disposition is controlled by various judges and courts across the U.S. Approximately $1,200,000 was accrued in 2001 for disposition of litigation where the Company was the defendant. The Company also has $27,430,000 of facility development costs, which may not be realizable if the Company does not recover monetary damages from the State of California and the State of Nebraska or disposal projects in these states do not become operational. The decision to accrue costs or write off assets is based upon the specific facts and circumstances related to each case and management's evaluation continually changes as more information becomes available.

Accounting for disposal facilities requires numerous judgments, estimates, and assumptions that materially affect financial position and results of operations. In general terms, a cell development asset exists for the cost of building the disposal cells and a closure liability exists for capping and monitoring the landfill subsequent to use. Major assumptions and judgments used in determining the amount of the cell development asset and closure liability are as follows:

Personnel and equipment costs incurred in construction of a disposal cell are identified by management and capitalized as the cell development asset.

The cell development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering reports are used to determine the remaining volume available, and include estimates of volume, compaction, and space reserved for capping the disposal cells.

The closure liability is a current cost estimate prepared by an independent engineering firm of the costs to close and monitor disposal cells until returned to the state where it is located. Management does not discount the liability, which may not be due for decades, but records a pro-rata amount equal to the percentage of filled disposal cell space to original available disposal cell space. Available disposal cell space includes permitted but un-constructed space.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not maintain equities, commodities, derivative, or any other instruments for trading or any other purposes, and also does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets as the amount held is the minimum requirement imposed by insurance or government agencies. At December 31, 2001, $243,000 is held in short term pledged investment accounts and $740,000 in tax refunds is due from the Federal Government. Together these items earn interest at approximately 5% and comprise 1.1% of assets.

The Company has minimal interest rate risk on debt instruments, as management has preferred fixed rate instruments to the risk incurred by variable rate instruments. At December 31, 2001, $5,000,000 of variable rate debt is owed under the line of credit and is accruing interest at the rate of 5.5%. The
$5,000,000  line  of  credit  balance  comprises  5.8% of the Company's capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology
Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with U.S. generally accepted accounting principles.


Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
February 15, 2002


AMERICAN ECOLOGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                               ($ IN 000'S EXCEPT PER SHARE AMOUNTS)
                                                                               As of December 31,
                                                                              --------------------
                                                                                2001       2000
                                                                              ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $  4,476   $  4,122
  Receivables, net of allowance for doubtful
    accounts of $1,176 and $568 respectively                                    12,674      9,839
  Income taxes receivable                                                          740        740
  Prepayments and other                                                          1,881      1,316
                                                                              ---------  ---------
    Total current assets                                                        19,771     16,017

Cash and investment securities, pledged                                            243        235
Property and equipment, net                                                     34,265     18,488
Facility development costs                                                      27,430     27,430
Other assets                                                                     5,115      3,580
                                                                              ---------  ---------
    Total Assets                                                              $ 86,824   $ 65,750
                                                                              =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long term debt                                        $  9,860   $  1,094
     Short term line of credit                                                   5,000         --
  Accounts payable                                                               2,408      2,680
  Accrued liabilities                                                           12,121      9,149
  Accrued closure and post closure obligation, current portion                     700        700
  Income taxes payable                                                             250        115
                                                                              ---------  ---------
    Total current liabilities                                                   30,339     13,738

Long term debt                                                                   4,436      6,682
Long term line of credit                                                            --      4,093
Accrued closure and post closure obligation, excluding current portion          25,633     15,253
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, $.01 par value,
    1,000,000 shares authorized, none issued                                        --         --
  Series D cumulative convertible preferred stock, $.01 par value,
    100,001 authorized, issued and outstanding; 5,263 converted and retired          1          1
  Series E redeemable convertible preferred stock, $10.00 par value,
    300,000 authorized, 300,000 shares converted and retired                        --         --
  Common stock, $.01 par value, 50,000,000 authorized, 13,766,485
    and 13,729,632 shares issued and outstanding, respectively                     138        137
  Additional paid-in capital                                                    54,637     54,610
  Retained earnings (deficit)                                                  (28,360)   (28,764)
                                                                              ---------  ---------
    Total shareholders' equity                                                  26,416     25,984
                                                                              ---------  ---------

Total Liabilities and Shareholders' Equity
                                                                              $ 86,824   $ 65,750
                                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

                              AMERICAN ECOLOGY CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                          ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                      For the Year Ended December 31,
                                                     ----------------------------------
                                                        2001        2000        1999
                                                     ----------  ----------  ----------
Revenue                                              $  56,016   $  41,958   $  34,352
Direct operating costs                                  33,502      21,832      16,609
                                                     ----------  ----------  ----------

Gross profit                                            22,514      20,126      17,743
Selling, general and administrative expenses            22,280      16,665      14,762
                                                     ----------  ----------  ----------

Income from operations                                     234       3,461       2,981
Investment income                                          269         435         780
Gain on sale of assets                                     779          92         826
Interest expense                                        (1,122)       (350)       (208)
Other income                                               828         841         225
                                                     ----------  ----------  ----------

Income before income tax and extraordinary item            988       4,479       4,604
Income tax expense (benefit)                               186         (12)        195
                                                     ----------  ----------  ----------

Income before extraordinary item                           802       4,491       4,409

Extraordinary gain - early extinguishments of debt          --         206          --

Net income                                                 802       4,697       4,409

Preferred stock dividends                                  398         398         397
                                                     ----------  ----------  ----------

Net income available to common shareholders          $     404   $   4,299   $   4,012
                                                     ==========  ==========  ==========

Basic earnings per share                             $     .03   $     .31   $     .30
                                                     ==========  ==========  ==========

Diluted earnings per share                           $     .03   $     .26   $     .27
                                                     ==========  ==========  ==========

Dividends paid per common share                      $      --   $      --   $      --
                                                     ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                AMERICAN  ECOLOGY  CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           ($ 000'S)

                                                               For the Year Ended December 31,
                                                              --------------------------------
                                                                 2001       2000       1999
                                                              ---------  ----------  ---------
Cash flows from operating activities:
  Net income                                                  $    802   $   4,697   $  4,409
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
  Depletion, depreciation and amortization                       5,030       2,028      2,054
  (Gain) loss on sale of assets                                   (779)        (92)      (826)
  Gain on sale of investments                                       --          --        (14)
  Stock compensation                                                82          79        129
Changes in assets and liabilities:
  Receivables                                                     (647)     (2,143)     1,810
  Investment securities classified as trading                       --          (9)       820
  Other assets                                                  (1,694)       (507)    (1,415)
  Closure and post closure obligation                              267      (1,332)    (2,254)
  Income taxes payable                                             135         (87)       111
  Accounts payable and accrued liabilities                         231      (1,410)    (7,328)
                                                              ---------  ----------  ---------
Net cash provided (used) by operating activities                 3,427       1,224     (2,504)

Cash flows from investing activities:
  Capital expenditures, excluding site development costs        (3,456)     (6,442)    (3,219)
  Facility development costs, including capitalized interest        --          --       (521)
  Proceeds from sales of assets                                    860       2,000      1,840
  Acquisition of Envirosafe Services of Idaho, Inc.              2,575          --         --
  Net proceeds from sales of investment securities                  --          --      2,497
  Transfersfrom cash and investment securities, pledged            434          --      1,876
                                                              ---------  ----------  ---------
   Net cash provided by (used in) investing activities             413      (4,442)     2,473

Cash flows from financing activities:
  Proceeds from issuances and indebtedness                       1,173       4,912        558
  Payments of indebtedness                                      (4,605)     (2,361)      (198)
  Stock purchased and canceled in forward split                   (149)         --         --
  Stock options exercised                                           95          18         --
                                                              ---------  ----------  ---------
   Net cash provided by (used in) financing activities          (3,486)      2,569        360
                                                              ---------  ----------  ---------

Increase (decrease) in cash and cash equivalents                   354        (649)       329
Cash and cash equivalents at beginning of year                   4,122       4,771      4,442
                                                              ---------  ----------  ---------
Cash and cash equivalents at end of year                      $  4,476   $   4,122   $  4,771
                                                              =========  ==========  =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                        $  1,122   $     350   $    208
  Income taxes paid                                                 45          74        156
Non-cash investing and financing activities:
  Purchase of Envirosafe Services of Idaho, Inc.                18,541          --         --
  Stock issuance-Director's compensation                            82          79        129
  Preferred Stock Dividends                                        398         398        397
  Acquisition of equipment with notes/capital leases             1,928       1,769      1,235

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)

                                                     ADDITIONAL    RETAINED
                              PREFERRED    COMMON     PAID-IN      EARNINGS
                                STOCK      STOCK      CAPITAL     (DEFICIT)
                              ----------  --------  ------------  ----------
Balance, January 1, 1999      $        1  $   136   $    54,385   $ (37,062)

Net income                            --       --            --       4,409
Common stock issuance                 --        1           109          --
Dividends on preferred stock          --       --            --        (397)
Preferred stock-retired               --       --            19         (19)
                              ----------  --------  ------------  ----------
Balance, December 31, 1999    $        1  $   137   $    54,513   $ (33,069)

Net income                            --       --            --       4,697
Common stock issuance                 --       --            97          --
Dividends on preferred stock          --       --            --        (398)
Other                                 --       --            --           6
                              ----------  --------  ------------  ----------
Balance, December 31, 2000    $        1  $   137   $    54,610   $ (28,764)

Net income                            --       --            --         802
Common stock issuance                 --        2           175          --
Dividends on preferred stock          --       --            --        (398)
Common stock cancelled                --       (1)         (148)         --
                              ----------  --------  ------------  ----------
BALANCE, DECEMBER 31, 2001    $        1  $   138   $    54,637   $ (28,360)
                              ==========  ========  ============  ==========

The accompanying notes are an integral part of these financial statements

                         AMERICAN  ECOLOGY  CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description  of Business.  American Ecology Corporation (a Delaware Corporation)
-------------------------
and its subsidiaries (the "Company") provide waste processing and disposal services to hazardous waste generators through its disposal facilities in Grand View, Idaho; Robstown, Texas; Beatty, Nevada and at a low-level radioactive waste ("LLRW") disposal facility near Richland, Washington. The Company also provides a variety of processing, recycling, packaging and other waste services for generators of LLRW through its Oak Ridge, Tennessee facility. The Company's primary customers are industrial companies, government agencies, steel mills, petro-chemical refineries, and power companies.

Principles  of Consolidation. The accompanying financial statements are prepared
----------------------------
on a consolidated basis. Seven reporting subsidiaries and the parent company were active in 2001. The consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of all significant inter-company balances and transactions. The Company's fiscal year-end is December 31.

Reclassification.  Reclassifications  have  been  made  to  prior year financial
-----------------
statements  to  conform  to  the  current  year  presentation.

Cash  and Investment Securities Pledged.  Pledged cash and investment securities
---------------------------------------
consist of short-term investments such as money market accounts. The Company maintains these investments to cover insurance policy commitments and the escrow account for the closed facility in Sheffield, Illinois.

Revenue  Recognition.  Generally,  revenues  are  recognized  as  services  are
--------------------
performed, and as waste materials are buried or processed. The Company has both unbilled and deferred revenue.

Property  and  Equipment.  Property  and  equipment  are  recorded  at  cost and
-------------------------
depreciated on straight-line and declining balance methods over estimated useful lives. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are charged to expense as incurred. During 2001, 2000, and 1999 maintenance and repair expenses were $99,000, $176,000, and $241,000 respectively.

Land is comprised of property owned at the processing and disposal sites. Cell development costs represent capitalized costs associated with the construction of new disposal facility capacity and charged to operating expense as the disposal space is utilized. The Company engages certified engineers and surveyors to make independent surveys and measure cell volume.

Permitting  Costs.  Permitting costs, included under the caption Other Assets in
-----------------
the Consolidated Balance Sheets, are primarily comprised of outside engineering and legal expenses and are capitalized and amortized over the life of the applicable permits. At December 31, 2001, and 2000 there were $4,034,000, and $3,009,000, respectively, of net capitalized permitting costs included in other assets in the accompanying consolidated balance sheets.

Insurance.  The  Company  has  insurance  policies  that cover any annual losses
---------
exceeding $50,000 per employee for employee health care. The Oak Ridge union employees are not covered under the self-insured healthcare program, but are covered by a traditional insurance plan as negotiated under their collective bargaining agreement. The Company also maintains a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, the Company is insured for consultant's environmental liability subject to a $100,000 self-insured retention.

The Company restructured its closure and post-closure insurance with Indian Harbor Insurance Company on an extended prepaid policy term for June 2000 to September 2003.

Accrued  Closure  and  Post-Closure.  Accrued closure and post-closure liability
-----------------------------------
represents the expected future costs, including corrective actions and remediation, associated with closure and post-closure of the Company's operating and closed disposal sites. The Company generally accrues for the estimated costs of closures and post-closure monitoring and maintenance as permitted disposal space is utilized. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated, consistent with Statement of Financial Accounting Standards No. 5. The Company performs periodic reviews of both closed and operating sites and revises accruals for estimated post-closure, remediation or other costs as necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for operating hazardous waste disposal sites based on Resource Conservation and Recovery Act ("RCRA") requirements and the respective site permits. RCRA requires that companies provide the applicable regulatory agency an acceptable financial assurance for the closure and post-closure obligations of their hazardous waste sites for thirty years following closure.

Income  Per  Share.   Basic  earnings per share are computed based on net income
-------------------
and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares for outstanding options and conversion of warrants. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect on earnings per share.

                                     (000's except per share amounts)
                                          Year Ended December 31,
                                      -------------------------------
                                         2001       2000      1999
                                      ---------  ---------  ---------
Income before extraordinary item      $     802  $   4,491  $   4,409
Net Income                            $     802  $   4,697  $   4,409
    Preferred stock dividends               398        398        397
                                      ---------  ---------  ---------
      Net income available to
        common shareholders           $     404  $   4,299  $   4,012

Weighted average shares outstanding-
  Common shares                          13,738     13,711     13,585
     Effect of dilutive shares            1,844      3,157      1,475
                                      ---------  ---------  ---------

  Adjusted shares                        15,582     16,868     15,060

Basic earnings per share              $     .03  $     .31  $     .30
                                      =========  =========  =========
Diluted earnings per share            $     .03  $     .26  $     .27
                                      =========  =========  =========


Use  of  Estimates.  The  preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. The Company used significant estimates in the accompanying consolidated financial statements primarily related to the valuation of closure and post closure obligation costs and facility development assets, waste processing and burial costs, deferred site maintenance, and legal liabilities. It is reasonably possible that these estimates may change from time to time.

Major  Customers.  In  2001,  the  disposal of hazardous and naturally occurring
----------------
radioactive waste for the U.S. Army Corps of Engineers represented $5,900,000 or 11% of consolidated revenue. In 2000, the Company managed the disposal of hazardous waste for Tamco Steel of Rancho Cucamonga, California, for $5,500,000 or 13% of 2000 consolidated revenue. No other single customer accounted for 10% or more of the Company's consolidated revenues.

Credit  Risk  Concentration.  The  Company maintains most of its cash with Wells
---------------------------
Fargo Bank in Boise, Idaho. Substantially all of the cash balances are uninsured and are not collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Commitments.  The Company has various long term lease commitments, payments on a
------------
sale lease back, a bank credit facility, customer and vendor obligations and certain state and federal regulatory commitments all of which the Company believes it has properly accounted for or has made proper accruals to meet these obligations in the future.

Labor  Concentrations.  The  Paper,  Allied-Industrial Chemical & Energy Workers
----------------------
International Union, AFL-CIO, CLC (PACE), represent 61 employees at two of the Company's facilities. 218 other employees did not belong to a union.

New  Accounting  Pronouncements.
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 143 Accounting for Asset Retirement Obligations. FAS 143 requires a liability to be recognized for the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the asset. FAS 143 is effective for fiscal years beginning after June 12, 2002 although earlier implementation has been encouraged.

While management is still evaluating FAS 143, its implementation, which is expected to occur in 2002, will have a material, positive effect on the Company's reported financial condition. In the year of implementation, liabilities will materially decrease, owners equity will materially increase, and the Company will book a previously unrecognized asset. The closure post-closure obligation that is presently recognized at current cost will be increased by a cost of living adjustment and then discounted back at an imputed interest rate to a present value. The income statement impact of this new accounting pronouncement will be recognized as a cumulative effect of accounting change. After implementation of this new accounting pronouncement, the asset will be amortized and the liability accreted, resulting in increased expenses.

In  June,  2001,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards 141 Business Combinations. FAS 141 requires all business combinations to utilize the purchase method. FAS 141 is effective for business combinations initiated after June 30, 2001. FAS 141 is not expected to have a material effect upon the Company.

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 Goodwill and Other Intangible Assets. FAS 142 requires intangible assets to be amortized over their useful lives if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test. FAS 142 is effective for fiscal years beginning after March 15, 2001. FAS 142 is not expected to have a material effect upon the Company.

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144 Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 modifies previous guidance regarding the impairment or disposal for long-lived assets. FAS 144 is effective for fiscal years beginning after December 15, 2001. FAS 144 is not expected to have a material effect upon the Company.

NOTE  2.  OPERATING  SEGMENTS.

The Company operates with three segments, Operating Disposal Facilities, Non-Operating Disposal Facilities, and Processing and Field Services. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents Disposal Facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represent Facilities which are not accepting hazardous and/or radioactive waste or are awaiting approval to open. The Processing and Field Services segment aggregates, volume-reduces, and performs remediation and other services on radioactive material, but excludes processing performed at the disposal facilities.

Prior to 2001, the Company structured internal reporting according to type of waste, resulting in a Chemical Services division and a Low-level Radioactive Waste Services division. All prior segment information has been restated along the current segment reporting structure.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table.


Reported in $(000)                             OPERATING     NON-OPERATING
                                                DISPOSAL       DISPOSAL
                                               FACILITIES     FACILITIES      PROCESSING    CORPORATE    TOTAL
2001
----------------------------------------------------------------------------------------------------------------
Revenue                                       $    42,538   $           87   $    13,391   $       --   $56,016
Direct Cost                                        20,546            1,141        11,815           --    33,502
                                              ------------  ---------------  ------------  -----------  --------
Gross Profit                                       21,992           (1,054)        1,576           --    22,514
S,G&A                                              11,557              556         4,736        5,431    22,280
                                              ------------  ---------------  ------------  -----------  --------
Income (loss) from operations                      10,435           (1,610)       (3,160)      (5,431)      234
Investment income                                     188               --            23           58       269
Gain on sale of assets                                167               --           612           --       779
Interest expense                                     (814)              --           (43)        (265)   (1,122)
Other income (expense)                                450             (286)            1          663       828
                                              ------------  ---------------  ------------  -----------  --------
Income before extraordinary items and taxes        10,426           (1,896)       (2,567)      (4,975)      988
Extraordinary item and taxes                           --               --            --         (186)     (186)
                                              ------------  ---------------  ------------  -----------  --------
Net Income                                    $    10,426   $       (1,896)  $    (2,567)  $   (5,161)  $   802
Depreciation Expense                          $     4,287   $           --   $       684   $       59   $ 5,030
Total Assets                                  $    43,371   $       27,482   $     9,892   $    6,079   $86,824

2000
----------------------------------------------------------------------------------------------------------------
Revenue                                       $    27,411   $           41   $    14,506   $       --   $41,958
Direct Cost                                        11,214              916         9,702           --    21,832
                                              ------------  ---------------  ------------  -----------  --------
Gross Profit                                       16,197             (875)        4,804           --    20,126
S,G&A                                               6,047             (119)        4,925        5,812    16,665
                                              ------------  ---------------  ------------  -----------  --------
Income (loss) from operations                      10,150             (756)         (121)      (5,812)    3,461
Investment income                                      52              293             1           89       435
Gain on sale of assets                                 78               --            14           --        92
Interest expense                                     (118)              --           (49)        (183)     (350)
Other income                                          471               --           (17)         387       841
                                              ------------  ---------------  ------------  -----------  --------
Income before extraordinary items
and taxes                                          10,633             (463)         (172)      (5,519)    4,479
Extraordinary item and taxes                           --               --            --          218       218
                                              ------------  ---------------  ------------  -----------  --------
Net Income                                    $    10,633   $         (463)  $      (172)  $   (5,301)  $ 4,697
Depreciation Expense                          $     1,399   $           --   $       571   $       58   $ 2,028
Total Assets                                  $    23,119   $       27,442   $     9,034   $    6,155   $65,750

1999
----------------------------------------------------------------------------------------------------------------
Revenue                                       $    18,795   $        2,035   $    13,522   $       --   $34,352
Direct Cost                                         7,632               63         8,914           --    16,609
                                              ------------  ---------------  ------------  -----------  --------
Gross Profit                                       11,163            1,972         4,608           --    17,743
S,G&A                                               3,942            1,058         4,271        5,491    14,762
                                              ------------  ---------------  ------------  -----------  --------
Income (loss) from operations                       7,221              914           337       (5,491)    2,981
Investment income                                      28              313            --          439       780
Gain on sale of assets                                 39              858            (1)         (70)      826
Interest expense                                      (30)              --           (49)        (129)     (208)
Other income                                           62               13             8          142       225
                                              ------------  ---------------  ------------  -----------  --------
Income before extraordinary items
and taxes                                           7,320            2,098           295       (5,109)    4,604
Extraordinary item and taxes                           --               --            --         (195)     (195)
                                              ------------  ---------------  ------------  -----------  --------
Net Income                                    $     7,320   $        2,098   $       295   $   (5,304)  $ 4,409


Depreciation Expense                          $     1,308   $           --   $       682   $       64   $ 2,054
Total Assets                                  $    14,780   $       29,305   $     9,003   $    5,371   $58,459

NOTE 3. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA.

The unaudited consolidated quarterly results of operations for 2001 and 2000 ($ in thousands, except per share amounts) were:

                        FIRST QUARTER  SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER

                         2001   2000    2001    2000    2001     2000    2001    2000
                        ------  -----  ------  ------  -------  ------  ------  ------
Revenue
                        12,866  9,319  13,731  10,485  13,896   11,796  15,523  10,358
Gross profit
                         6,133  4,444   5,390   4,587   5,398    5,241   5,593   5,854
Income (loss) before
extraordinary items      1,528  1,483     364     723  (1,183)   1,108     279   1,165
Net Income (loss)        1,482  1,381     326     764  (1,213)   1,100     207   1,452
--------------------------------------------------------------------------------------
Basic earnings (loss)
per share                  .10    .09     .02     .05    (.10)     .07     .01     .10

Diluted earning (loss)
per share                  .08    .08     .01     .04    (.10)     .06     .01     .08
--------------------------------------------------------------------------------------

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common shares for the quarters. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

NOTE  4.  PROPERTY  AND  EQUIPMENT.


Property  and  equipment  at  December  31,  2001, and 2000, were as follows (in thousands):
                                                              2001       2000
                                                            ---------  ---------
Construction in progress                                    $    861   $  1,754
Land                                                           3,452      1,547
Cell development costs                                        21,060     17,667
Buildings and improvements                                    14,424      6,411
Disposal facility equipment                                    9,424      6,295
Vehicles and other equipment                                  11,882      8,211
                                                            ---------  ---------
                                                              61,103     41,885
Less: Accumulated depletion, depreciation and amortization   (26,838)   (23,397)
                                                            ---------  ---------
                                                            $ 34,265   $ 18,488
                                                            =========  =========

Depreciation  expense was $5,030,000, $2,028,000, and $2,054,000 for 2001, 2000,
and  1999  respectively.


The Company leases equipment under various non-cancelable capital leases. The cost and accumulated depreciation are as follows at December 31, 2001:

                                                                     Accumulated
                                                                   -------------
                                                          Cost      Depreciation
                                                       ----------  -------------
Capitalized Cost                                       $1,736,000  $     259,000
                                                       ==========  =============

NOTE  5.  FACILITY  DEVELOPMENT  COSTS.

The Company has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

The State of California, where the Ward Valley Site is located, has abandoned efforts to obtain the project property from the U.S. Department of the Interior. For the Company to realize its investment, the federal government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the State of California. The Company has taken steps to recover its investment in Ward Valley and will continue to do so.

In early 1997, the Company filed two lawsuits against the United States. In the first case, US Ecology sued to recover site development costs as well as lost profits and lost opportunity costs. US Ecology lost this case at the trial court level and in the Federal Circuit Court of Appeals and such rulings are now final. In the second case US Ecology sought an order from a federal court to compel the transfer of the Ward Valley site. Both the trial court and the D.C. Circuit Court of Appeals ruled against US Ecology in this second case and such rulings are also now final.

The Company filed a lawsuit against the State of California on May 2, 2000, seeking to compel California to acquire the property to build the Ward Valley project and monetary damages in excess of $162 million. In October 2000, the California trial court dismissed the case, and the Company appealed. On September 5, 2001, the California appellate court upheld the trial court's decision in part and denied it in part, remanding the case for further proceedings on the Company's promissory estoppel claim. On October 15, 2001, both the Company and the State filed petitions for review with the California Supreme Court. On December 5, 2001 the California Supreme Court denied both requests and the case was remanded back to Superior Court in San Diego, California. Counsel for the Company subsequently filed a peremptory writ seeking appointment of a new trial court judge to hear the case. This was granted, followed by a scheduling conference in February, 2002. Trial has been tentatively set for January 2003. The Company intends to vigorously prosecute the case.

All costs through July 31, 1999 related to the development of the Ward Valley facility had been capitalized, and since then have been expensed as incurred. After adjusting for the bank settlement in November 1998, and as of December 31, 2001, the Company had deferred $20,952,000 (24% of total assets) of pre-operational facility development costs of which $895,000 represents capitalized interest. These deferred costs were intended to be recovered during the facility's first 20 years of operation from disposal fees approved by the Department of Health Services ("DHS").

In November 1998 the Company finalized a settlement with the bank that provided the financing for the Ward Valley facility. As part of the settlement the Company issued the bank warrants to purchase 1,349,843 shares of common stock at $1.50 a share expiring June 30, 2010. The Company also committed the first $29,600,000 of any settlement with the State of California to the bank. In return for the warrants and portion of any settlement, the Company received a reduction in the amount owed to the bank of $37,700,000.

The Company has incurred reimbursable costs and received revenues for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. Major generators of waste within the CIC's five-state region have provided the majority of the funding to develop the Butte facility. As of December 31, 2001, the Company has contributed and capitalized approximately $6,478,000 of costs (7% of total assets), $386,000 of which is capitalized interest toward development of the Butte facility. In December 1998, the State of Nebraska denied US Ecology's license application to build and operate the facility. The CIC directed US Ecology to pursue a Petition for a contested case challenging the State's denial. US Ecology filed its Petition pursuant to Nebraska law on January 15, 1999.

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff to protect the Company's interest and is seeking relief. The Contested Case is stayed by a preliminary injunction issued by the presiding federal judge. Discovery is underway and the case is scheduled to go to trial in June of 2002. The major generators are providing the majority of funding in the litigation, and have provided funding to support the minimal level of work required to maintain the project pending the outcome of the litigation. Consequently, the Company has realized only minor revenue from this project since April 1999.

The timing and outcome of the above matters are unknown. The Company has alleged that that the State of California has abandoned the project. No litigation is currently pending to compel the state to continue development of the Ward Valley project. The Company believes that its damages claim is strong, however, and that a substantial recovery will ultimately be obtained through its litigation. The Company also continues to participate in the CIC legal action. The Company believes that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operation of that facility does not commence or the Company is unable to recoup its investments in either or both projects through legal recourse, it may have a material adverse effect on its financial position.

THE FOLLOWING TABLE SHOWS THE ENDING CAPITALIZED BALANCES FOR FACILITY DEVELOPMENT COSTS FOR THE PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 (IN THOUSANDS):

December 31,             Capitalized   Capitalized
2001 and 2000                  Costs      Interest    Total
-----------------------  ------------  ------------  -------

Ward Valley, CA Project  $     20,057  $        895  $20,952
Butte, Nebraska Project         6,092           386    6,478
                         ------------  ------------  -------
Total                    $     26,149  $      1,281  $27,430
                         ============  ============  =======

NOTE  6.  ACCRUED  CLOSURE  AND  POST  CLOSURE  OBLIGATION.

Closure and post closure obligation accruals at December 31, 2001 and 2000 were as follows (in thousands):

                                                                  2001      2000
                                                                --------  --------
Accrued costs associated with operating facilities              $19,884   $8, 993
Accrued costs associated with non-operating facilities            6,449     6,960
                                                                --------  --------
  Sub-total                                                      26,333    15,953
Less: current portion                                              (700)     (700)
                                                                --------  --------
Closure and post closure obligation, excluding current portion  $25,633   $15,253
                                                                ========  ========

Accrued closure and post-closure liability represents the expected future costs, including corrective actions and remediation, associated with closure and post-closure of the Company's Operating and Non-Operating disposal facilities. The Company generally accrues for the estimated costs of closures and post-closure monitoring and maintenance as permitted disposal space is utilized. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated, consistent with Statement of Financial Accounting Standards No. 5. The Company performs periodic reviews of both non-operating and operating sites and revises accruals for estimated post-closure, remediation or other costs as necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

The Company does not bear responsibility for closure and post-closure of the disposal facilities located on State owned land at Beatty, Nevada and Richland, Washington. Nevada and Washington collect fees from a portion of the disposal charges on a quarterly basis from the Company. Such fees are deposited in dedicated, State controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the States and are based upon engineering cost estimates provided by the Company and approved by the States.

NOTE 7.  LONG TERM DEBT.

Long-term debt at December 31, 2001 and 2000 consisted of the following (in thousands):

                             INTEREST RATE AT DEC. 31, 2001     2001      2000
                             -------------------------------  --------  --------

    Industrial revenue bond  FIXED 8.25%                      $ 8,500        --
    Notes payable and other  FIXED 7.12% AVERAGE                3,835   $ 6,670
    Other debt               NON-INTEREST BEARING               1,961     1,106
                                                              --------  --------
                                                               14,296     7,776
         Less: Current maturities                              (9,860)   (1,094)
                                                              --------  --------
         Long term debt                                       $ 4,436   $ 6,682
                                                              ========  ========

Aggregate maturity of future minimum payments on long-term debt is as follows (in thousands):

             Year Ended
             December 31,
             ------------
                2002                       $ 9,860
                2003                         3,114
                2004                         1,036
                2005                           204
                2006                            82
                                           -------
                TOTAL                      $14,296
                                           =======

In December 2000, the Company repaid $1,431,000 including $131,000 of interest for two notes payable to two of the Company's shareholders and board members. These notes were issued in March 1999 with an eighteen-month term, 9% interest, and $1,300,000 principal, and prohibited the Company from paying dividends on common or preferred shares.

As part of the February 2001 Envirosafe acquisition, the Company assumed liability for an $8,500,000 industrial revenue bond that matures November 1, 2002, and bears an interest rate of 8.25%.

The Company has non-interest bearing debt that does not have an imputed interest rate due to the uncertainty with respect to the timing of payment. At December 31, 2001 the primary non-interest bearing debt was the $1,193,000 of dividends on the Series D Preferred Stock whose payment is prohibited by the line of credit. $117,000 in non-interest debt is listed as current as it is expected to be paid during 2002, while the remaining $1,844,000 is listed as payable during 2003.

NOTE 8.  LINE OF CREDIT

On August 17, 2000, the Company entered into a 2-year, revolving line of credit with a local bank. The line of credit is secured by the Company's accounts receivable and is governed by a Credit Agreement. Under the terms of the Credit Agreement, borrowings cannot exceed 80% of eligible accounts receivable or $8.0 million, whichever is less. Interest on bank borrowings are based on a 'pricing grid,' whereby the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate ("LIBOR") plus an applicable spread. The Credit Agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio and a debt service coverage ratio. At December 31, 2001, the Company was in compliance with all applicable bank financial covenants.

 At December 31, 2001 and 2000, the outstanding balance on principal loan and revolving line of credit was $5,000,000 and $4,093,000, respectively, due October 15, 2002. At December 31, 2001 and 2000, the availability under the line of credit was $3,000,000 and $907,000, respectively. The Company has continued to borrow and repay according to business demands and availability of cash.

NOTE 9.  OPERATING LEASES.

On August 3, 2000, the Company entered into a $2 million equipment sale and leaseback transaction. The Company sold various Company-owned equipment and rolling stock to a third party lessor. The Company received $2,000,000 in proceeds from the asset sale and entered into an operating lease for the use of the equipment beginning August 8, 2000 with monthly payments through September 8, 2006, with no security deposit. The lease allows for the early buyout of the equipment at a fixed price at the 60th month. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.

The Company realized a $1,098,000 gain on the sale of the equipment that will be amortized over the life of the lease. The gain will be recognized proportionate to the gross rental charged over the 66-month lease life. Proceeds from this sale of assets were used to fund expansion of the El Centro facility and other general business obligations. In November 2001, with the sale of the principal assets of the Company's Nuclear Equipment Service Center, the company repaid a pro-rata portion of the lease.

Other lease agreements primarily cover office equipment and office space. Future minimum lease payments as of December 31, 2001 are as follows (in thousands):


     At December 31, 2001:         Minimum Lease Payment
     2002                                      $     600
     2003                                            481
     2004                                            470
     2005                                            434
     2006                                            296
                                                --------
     Total Minimum Payments                     $  2,281
                                                ========

$805,000, $617,000 and $303,000 of rental expense was recognized during 2001, 2000, and 1999, respectively.

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

In September 1995, the Board of Directors authorized 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("8 3/8% Preferred Stock") and authorized the issuance of 105,264 of such shares and warrants to purchase 1,052,640 shares of the Company's common stock. The Company sold 105,264 of 8 3/8% Preferred Stock with warrants in a private offering to a group of members or past members of the Board of Directors for $4,759,000. At December 31, 2001, each 8 3/8% Preferred Stock share is convertible at any time at the option of the holder into 15.56 shares of the Company's common stock, equivalent to a conversion price of $5.50 on the $47.50 total per share offering price plus accrued dividends times 1.44 due to dilution by later securities sales.

Dividends on the 8 3/8% Preferred Stock are cumulative from the date of issuance and payable quarterly commencing on October 15, 1995. Current bank credit facility covenants prohibit the payment of dividends. Accrued dividends at
December  31,  2001  totaled  $1,193,000.

On September 12, 1999, the warrants on the 8 3/8% Preferred Stock expired except for those belonging to one Series D holder. The Company extended an offer to all Series D holders that if they converted their Series D to common stock the warrants would be extended until September 13, 2002. One holder converted 5,263.2 preferred shares for 69,264 common shares and extended 64,211 warrants. Each warrant has an exercise price of $4.75. No value was assigned to the warrants in the accompanying consolidated financial statements, as the value was insignificant. The remaining Series D preferred stock outstanding is 100,001 shares.

NOTE  11.  STOCK  OPTION  PLANS.

The Company presently maintains two stock option plans. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No options may have a term longer than ten years.

In 1992, the Company adopted the two plans as the 1992 Stock Option Plan for Employees and the 1992 Stock Option Plan for Directors. On May 13, 1999, 500,000 options were added to the Employee's Plan of 1992 for a total of 1,300,000 options available. Options under the employee plan are designated as incentive or non-qualified in nature at the discretion of the Compensation Committee, and only employees will receive options under the 1992 Stock Option Plan for Employees. On May 24, 2001, 350,000 options were added to the Directors Plan of 1992 for a total of 1,000,000 options available. Both plans provide for cancelled options to be returned to the plan for re-issue.

As of December 31, 2001, the 1992 Stock Option Plan for Employees had issued 254,150 options with 1,045,850 remaining available and under the 1992 Stock Option Plan for Directors, 592,500 options had been issued with 407,500 available.

The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company recorded compensation cost for 2000, and none for 2001, and 1999. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, "Accounting for Stock-Based Compensation", the Company's 2001, 2000, and 1999 net income would have been decreased by $111,000, $354,000, and $316,000 respectively. Basic earnings per share would have decreased $.01, $.03, and $.02 for 2001, 2000, and 1999 respectively. The pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999:

                                                       2001         2000         1999
                                                    -----------  -----------  -----------
Expected volatility                                         51%         116%         136%
Risk-free interest rates                                   5.7%        5.01%         6.3%
Expected lives                                        10 YEARS      3 years      3 years
Dividend yield                                               0%           0%           0%
Weighted-average fair value of options granted
  during the year (Black-Scholes)                   $     1.11   $     2.23   $     1.94

Under option:
Options outstanding, beginning of year               1,448,898    1,326,572    1,186,572
Granted                                                100,000      135,926      147,500
Exercised                                              (59,000)     (13,600)       7,500
Canceled                                              (361,248)          --           --
                                                    -----------  -----------  -----------
Options outstanding, end of year                     1,128,650    1,448,898    1,326,572
                                                    ===========  ===========  ===========

Price range per share of outstanding options        $     1.00   $     1.00   $     1.00
                                                    $    14.75   $    14.75   $    14.75
                                                    ===========  ===========  ===========

Price range per share of options exercised          $     1.25   $     1.25   $     1.25
                                                    $     2.00   $     2.00   $     1.25
                                                    ===========  ===========  ===========

Price range per share of options canceled           $     1.25   $       --   $       --
                                                    $     5.00   $       --   $       --
                                                    ===========  ===========  ===========

Options exercisable at end of year                   1,020,700    1,448,898    1,121,872
                                                    ===========  ===========  ===========

Options available for future grant at end of year    1,453,350      630,002      852,728
                                                    ===========  ===========  ===========

NOTE  12.  EMPLOYEE'S  BENEFIT  PLANS.

401(k) Plan.   The Company maintains a 401(k) plan for employees who voluntarily
-----------
contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The plan is called The American Ecology Corporation 401(k) Savings Plan ("the Plan").

The Plan covers substantially all of the Company's employees after one full year of employment. Participants may contribute a percentage of salary up to the IRS limits. The Company's contribution matches 55% of participant contributions up to 6% of deferred compensation.

The Company contributions for the 401(k) plan in 2001, 2000 and 1999 were $209,000, $176,000 and $181,000 respectively.

NOTE  13.  INCOME  TAXES.

The components of the income tax provision (benefit) were as follows (in thousands):

                                             Year Ended December 31,

                                              2001    2000   1999
                                             -----  ------  -----
Current  -  Federal                          $  --  $  --   $  --
         -  State                              186    (12)    195
                                             -----  ------  -----

                                               186    (12)    195
                                             -----  ------  -----

Deferred  -  Federal                            --     --      --
                                             -----  ------  -----

                                             $ 186  $ (12)  $ 195
                                             =====  ======  =====

The following reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:


                                             Year Ended December 31,

                                              2001    2000    1999
                                             ------  ------  ------
Income tax (benefit) - statutory rate         34.0%   34.0%   34.0%
Valuation allowance for deferred tax assets  (34.0)  (20.7)  (33.1)
State income tax and loss carry forward       18.8   (11.8)    8.4
Other, net                                      --    (1.3)   (5.1)
                                             ------  ------  ------
    Total effective tax rate                  18.8%    0.2%    4.2%
                                             ------  ------  ------

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities and their changes during the year were as follows (in thousands):

                                                                             Deferred
                                                                            -----------
DEFERRED TAX ASSETS                                     DECEMBER 31, 2001    Provision    December 31, 2000
-------------------                                    -------------------  -----------  -------------------
Environmental compliance and other site related
     costs, principally due to accruals for financial
     reporting purposes                                $            4,376   $      (29)  $            4,405
Depreciation and amortization                                       2,948         (620)               3,568
Site development costs                                                752          752                   --
State operating loss carry forward                                     --         (952)                 952
Net operating loss carry forward                                   11,137         (456)              11,593
Other                                                                 477         (403)                 880
                                                       -------------------  -----------  -------------------

Total gross deferred tax assets                                    19,690       (1,708)              21,398


Less valuation allowance                                          (19,321)         478              (19,799)
                                                       -------------------  -----------  -------------------
Deferred tax assets                                                   369       (1,230)               1,599

DEFERRED TAX LIABILITY
----------------------
Site development costs                                                 --        1,230               (1,230)
Capitalized interest                                                 (369)          --                 (369)
                                                       -------------------  -----------  -------------------

Total gross deferred tax liabilities                                 (369)       1,230               (1,599)
                                                       -------------------  -----------  -------------------

Net deferred tax assets                                $               --   $       --   $               --
                                                       ===================  ===========  ===================

The Company has established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent with the long-term nature of deferred site maintenance costs, uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carry forward of approximately $30,000,000 at December 31, 2001, begins to expire in the year 2006. Of this carry forward, $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carry forward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $1,079,000 in 2007, and $872,000 in 2008. The remaining unrestricted net operating loss carry forward expires $4,280,000 in 2010, $8,657,000 in 2011, $7,828,000 in 2012, $6,927,000 in 2018, $3,208,000 in 2019, and $498,000 in
2020. The amount of the Company's net operating loss carry forwards could be reduced if the Company is ultimately unsuccessful in pursuing the refund claim discussed below.

 The Company filed an amended federal income tax refund claim in 1996 for approximately $740,000. On September 29, 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce the Company's net operating loss carryforwards. On November 29, 1999, the Company protested this denial which is currently pending with the IRS. The Company has tentatively settled this claim in 2000 but this settlement was rejected by the Congressional Joint Committee on Taxation because the main issue was then pending before the United States Supreme Court in a case involving another taxpayer. This issue was subsequently resolved in a favor of the Company's position by the Supreme Court. As a result, the IRS Appellate Office has conceded this issue. The forwarding of this claim to the Joint Committee for approval is currently being held up while the Appellate Office re-examines two issues it previously conceded. These issues effect only loss carryforwards, not the amount of the refund which should be $605,000 plus statutory interest at rates varying from 4.5% to 6.5% from 1995 to the date the refund is paid.

NOTE 14.  COMMITMENTS AND CONTINGENCIES.

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

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL ACTION NO. 96-494.

In a case filed in April 1996, the Plaintiffs allege patent infringement based on use of a general process to stabilize hazardous waste prior to disposal at the Company's Beatty site. Plaintiffs seek unspecified damages for infringement, treble damages, interest, costs and attorneys' fees. The Company does not believe it's processes violated plaintiff's patent. Mediation was unsuccessfully conducted in August 2000. On August 30, 2001, the trial court disqualified the

Company's original counsel based on a failure to identify a conflict. New outside counsel, Merchant & Gould of Minneapolis, Minnesota, has been engaged by the Company, which the court approved on November 21, 2001. The Company is seeking disgorgement of all fees paid to previous counsel, plus interest and the incremental costs associated with transferring the case to new legal counsel. The Company continues to vigorously defend the case and expects to spend several hundred thousand dollars defending the case in 2002.

IN  RE  RAMP  INDUSTRIES,  INC.  SITE  (COLORADO), U.S. ENVIRONMENTAL PROTECTION
--------------------------------------------------
AGENCY,  DENVER,  REGION  8.

The Company responded to a CERCLA 104(e) Information Request in March 1996 sent by US EPA to numerous Potentially Responsible Parties ("PRP") regarding a LLRW storage and transfer facility. To date, the Company has not been formally named as a responsible party at the CERCLA site; however, the EPA issued a preliminary finding of liability of $29,000 in 1997. The Company may have sent waste to the Ramp site from it's former brokerage operation in Pleasanton, California. No determination of ultimate liability can be made at this time and no formal action has been initiated beyond the above information requests and preliminary liability determination.

DAVID  DUPUY  AND  RICHARD  HAMMOND  V.  AMERICAN ECOLOGY ENVIRONMENTAL SERVICES
--------------------------------------------------------------------------------
CORPORATION,  ET  AL., CAUSE NO. 98-1304-C, 241ST JUDICIAL DISTRICT COURT, SMITH
---------------------
COUNTY,  TEXAS

Plaintiffs allege negligence on the part of the Company for failure to warn and protect plaintiffs from alleged hazardous conditions while plaintiffs were performing work at the Winona, Texas facility. Plaintiffs allege that the Company's negligence resulted in personal injury to plaintiffs and seek unspecified damages. The Company's insurance carrier has assumed the cost of defense in this case subject to the Company's $250,000 deductible. In June 2000, the Company's attorneys filed a motion for costs due to the lack of diligence of plaintiffs' attorneys in pursuing the case and their non-responsiveness to attempts to settle. The court awarded costs in accordance with the motion and plaintiffs paid $4,000. The Company's motion for summary judgment against plaintiffs was granted in favor of the Company on January 31, 2001, dismissing the case with prejudice. Plaintiffs filed a notice of appeal on April 27, 2001, which the Company will defend vigorously. The appellate court recently informed all parties that it would decide the appeal without oral argument.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

This action seeks declaratory and injunctive relief and damages brought by five utility companies that operate nuclear power plants and generate low-level radioactive waste within the member states of the Central Interstate Low-Level
Radioactive Waste Compact ("CIC"). The plaintiff utilities are the primary financial contributors to the disposal site licensing effort conducted by the Company's subsidiary, US Ecology, to serve the CIC. After the State of Nebraska denied US Ecology a license in December 1998, the utilities filed suit against Nebraska. The suit alleges bad faith by the state. The CIC, originally named as a defendant, was later realigned as a plaintiff. US Ecology intervened on the side of the plaintiffs seeking damages for its $6,500,000 investment in the project, interest, and the recovery of its expected profit from the operation of the facility. In addition, plaintiffs seek to remove the State of Nebraska from the licensing process because of the alleged bad faith.

In 1999, the federal trial court granted the CIC a preliminary injunction restraining the State from proceeding with a contested case on US Ecology's license application, and from collecting any further funds from US Ecology. The United States Eighth Circuit Court of Appeals upheld the injunction.

The State subsequently moved to dismiss the case on sovereign immunity grounds, among others. The trial court overruled the motion with respect to the CIC, but partially sustained the motion for the other plaintiffs, including US Ecology, for the claims of money damages on immunity grounds. The court overruled the State's motion contesting claims for injunctive and declaratory relief by the plaintiff utilities and US Ecology, but reserved ruling on whether the plaintiffs could be awarded money damages as part of their claim for injunctive relief. The CIC is seeking to recover all amounts expended by plaintiffs including US Ecology. The Company believes it is entitled to any money the CIC may recover on its behalf. The trial court's denial of the State's motion to dismiss is still on appeal at the 8th Circuit.

Nebraska also appealed the District Court ruling denying it's motion to dismiss and took the position that all discovery was stayed pending the final outcome of all matters on appeal. The magistrate ruled that the State was required to respond to discovery requests, as did the Eighth Circuit Court of Appeals. The State sought an emergency stay of discovery with the U.S. Supreme Court that was denied. Discovery is proceeding. On October 1, 2001, the State's petition to the US Supreme Court for a writ of certiorari to review the sovereign immunity issue was denied. In October 2001, the state filed a motion asking the Court to dismiss the Company's claim of equitable subrogation against the State. In early November the Company and generators filed a motion to amend their complaints to dismiss the equitable subrogation claims and strengthen their cross claims against the CIC. The Court has not ruled on these motions. On January 17, 2002, the Court denied the State's request for a jury trial, reaffirming its previous decision. The case is set for trial in June 2002.

FEDERAL  RCRA  INVESTIGATION  AT  THE  OAK  RIDGE,  TENNESSEE  FACILITY
-----------------------------------------------------------------------

On September 29, 1999, investigators associated with the FBI, US EPA, and TVA, arrived at the Oak Ridge facility to commence an investigation in connection with a search warrant issued by the U.S. District Court, Eastern District of Tennessee. The Company fully cooperated with the inquiry and has provided all requested information. The Company has also conducted an internal investigation. On October 3, 2001 the Company received a subpoena for additional records covering the time period September 1, 1999 through September 30, 2001, to which the Company responded. On November 27, 2001 and January 28, 2002, the Company's outside legal counsel, Ritchie, Fels & Dillard, met with attorneys from the U.S. Attorney's Office and US EPA. Further discussions have transpired between the Company's counsel and the U.S. Attorney's office. While no charges have been brought against the Company, the Company views this as a serious matter and is seeking timely resolution. The Company cannot predict the final outcome of this investigation.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW
-------------------------------------------------
YORK, COUNTY OF NEW YORK; CASE NO. 604662/99

In this action filed in October 1999, Plaintiff Zurich American Insurance Co. ("Zurich") sought declaratory and other relief against National Union Fire Insurance Company of Pittsburgh ("National Union"), the Company and subsidiaries AEESC, AESC and AEMC ("AEC Defendants") and Doe Insurers 1-50 ("Doe Defendants") with respect to Zurich's defense coverage in the Virgie Adams action under its claims made policy PLC 6820850.

On October 23, 2001 the Company received a payment of $250,000 from Zurich, which finalized settlement of Zurich's claims. A joint motion to dismiss the case has been filed by the Company and Zurich consistent with the settlement agreement. Once the court enters the dismissal, the case will be closed and will not require additional expenditures. As part of the settlement, the Company relinquished its possible future rights to seek defense and indemnity from Zurich for the following cases: Adams, Cuba, Dupuy, and GM. The Company also
                                   -----  ----  -----      --
agreed to assume defense costs for the above noted cases effective April 1, 2001 (the "Cutoff Date").

Settlement with the Mobley entities, which resolves the matter with Zurich and National Union, was reached on February 12, 2002. On March 15, 2002 the Company received a $250,000 payment by the Mobley Entities to the Company based on dismissal of all claims by the Company against National Union and Mobley, and vice versa. Accordingly, all matters are resolved.

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL.,  CASE  NO.  3-99CV2626-L,  U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---

The Complaint names the Company and it's subsidiaries, as well as the former owner of the Winona Facility and its associated business entities. General Motors ("GM") seeks contribution and indemnity, including reimbursement of defense costs and attorneys' fees, incurred by GM in the Adams case and this case. The underlying claims, based on the terms and conditions of a waste disposal contract between GM and the Winona Facility dating from 1989 to 1997, are brought on breach of contract, contribution, and common law indemnity grounds. Included within the indemnity claims is a claim for payment by GM of a $1,500,000 settlement, plus legal fees. After an unsuccessful mediation, the trial court, on August 20, 2001, granted a partial summary judgment in favor of GM, finding that Company owed GM a defense and indemnity for claims based on the Company's negligence under a contract entered into between GM and Gibraltar (the Company's predecessor). The Company assumed this contract in 1995 after purchasing Gibraltar. The trial on the liability and damages issues are scheduled for May 2002. The Company previously offered to settle this case with GM for $300,000 plus a payment plan totaling an additional $700,000, which GM did not accept. On March 13, 2002, after reaching settlement with the Mobley entities, GM made a settlement demand to the Company for $1,400,000 based in part on plaintiff's receipt of $960,000 from Mobley. On March 18, 2002, the Company authorized its outside counsel to offer to settle with GM for $600,000.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, its Governor, Gray Davis, and the Director of the State Department of Health Services, for monetary damages exceeding $162 million. The suit stems from the state's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project for which US Ecology is the licensee and the license designee. Laws on the books since the 1980s require the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota, members of the Southwestern Compact. In keeping with these laws, US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the California Department of Health Services, which it continues to hold. The state successfully defended the license against challenges in court and, until Governor Davis took office, actively pursued conveyance of the site from the federal government as required by law and its contractual obligations to US Ecology. In September 2000, the superior court granted California's motion to dismiss all causes of action. In October 2000, the court confirmed its ruling. The Company appealed in November 2000. On September 5, 2001, the California appellate court upheld the trial court's decision in part and denied it in part, remanding the case for further proceedings based on the Company's promissory estoppel claim. On October 15, 2001, both the Company and the State filed petitions for review with the California Supreme Court. On December 5, 2001 the California Supreme Court denied both requests and the case was remanded back to Superior Court in San Diego, California for trial. Counsel for the Company subsequently filed a peremptory writ seeking appointment of a new trial court judge to hear the case. This was granted, followed by a scheduling conference in February, 2002. Trial has been tentatively set for January 2003, and discovery is underway. The Company intends to vigorously prosecute the case.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO,CASES  10-CA-30847  AND  10-CA-31149
----------------

The original charge was filed by Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") in March 1998, and amended in May 1998 alleging that US Ecology engaged in unfair labor practices.In May 1999, the administrative law judge ("ALJ") issued a decision against the Company. In May 2000, a three-member panel of the NLRB materially affirmed the ALJ's decision. The Company filed an appeal with the U.S. Sixth Circuit Court of Appeals in May 2000. The Sixth Circuit Court of Appeals heard oral arguments on October 31, 2001 and affirmed the NLRB's ruling on December 14, 2001, requiring the Company to pay back wages and benefits provided under the previous collective bargaining agreement. The Company calculated the back wages and benefits and provided this information to the Union on March 15, 2002. The Company believes it owes back wages and benefits of approximately $888,000 and fully accrued for this liability as of December 31, 2001. The Company has informed the Union of its desire to initiate negotiations on a new collective bargaining agreement.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK  COUNTY,  TEXAS
----

The original complaint in this case was served on the Company and various subsidiaries on November 20, 2000. The lawsuit is a toxic tort lawsuit brought by 28 named plaintiffs against the Company and the named subsidiaries, as well as the former facility owners and approximately 60 former customers of the Winona, Texas facility. The plaintiffs seek damages based generally on intentional and negligence tort claims, as well as punitive damages. The company believes it has conducted its operations in accordance with applicable laws and regulations that the lawsuit is without merit and intends to vigorously defend the action. The Company's current insurance carrier has agreed to pay for the defense of this matter, subject to the Company's $250,000 deductible, which has been fully accrued. To date, the insurance company has expended less than $100,000 to defend this case.

US ECOLOGY, INC. V. DAMES & MOORE, INC.,CASE NO. CV OC 0101396D, FOURTH JUDICIAL
----------------------------------------
DISTRICT  COURT,  ADA  COUNTY,  IDAHO

DAMES  &  MOORE,  INC.  V. US ECOLOGY, INC., ET AL.,INDEX NO. 602567-01, SUPREME
----------------------------------------------------
COURT  OF  NEW  YORK,  NEW  YORK  COUNTY,  NEW  YORK

BAY  CRANE  V.  AMERICAN  ECOLOGY  CORPORATION  AND U.S. ECOLOGY, INC., CASE NO.
----------------------------------------------------------------------
25502-01,  SUPREME  COURT  OF  NEW  YORK,  QUEENS  COUNTY,  NEW  YORK

All of the above listed cases relate to a 2000-2001 Field Services project for work performed and failure to be paid under a subcontract to Dames & Moore (a wholly-owned subsidiary of URS Corporation and prime contractor to Brookhaven Science Associates, LLC). The project involved removal, decontamination and disposal of above-ground cement ducts at Brookhaven National Laboratory in Upton, New York. On February 23, 2001, subsidiary US Ecology filed a breach of contract suit in Idaho state court seeking (1) damages and reformation of the contract between US Ecology and Dames & Moore; (2) indemnification from Dames & Moore for negligence; and (3) a declaratory judgment declaring the "pay-if-paid" clause in the contract void and unenforceable as against public policy. In addition to filing a motion to dismiss in the action initiated by US Ecology in Idaho, Dames & Moore filed a separate action ("Counter-Claim") in the New York state trial court. The Dames & Moore New York action alleges, among other things, negligence on the part of US Ecology and certain crane companies providing services at the Brookhaven job site. The Company vigorously denies the Counter Claim and believes these claims have no merit.

The Bay Crane case was filed in the Supreme Court of New York, Queens County, on October 5, 2001. Bay Crane alleges that the Company is liable for damage to a heavy trailer damaged during a failed lift. The Company's defense is that the responsible party for the loss is Dames and Moore, who engineered and supervised the lift. The Company tendered this lawsuit to its insurance carrier. The carrier has agreed to defend the case. There is a $2,500 deductible for the insurance on this case.

All parties except Bay Crane initially agreed to submit the matters related to the Brookhaven job to mediation. The US Ecology and Dames & Moore matters were submitted to mediation at the end of October. The mediation, while resolving certain technical issues, did not resolve the pending claims. The Company has declined a request for additional mediation. Legal action between the parties has been stayed, pending global settlement negotiations. The parties met on March 26, 2002 to discuss a global settlement for all claims involving URS. As of the Date of this report, no settlement has been agreed to. If timely settlement cannot be reached, the Company intends to vigorously pursue relief from an Idaho court.

NOTE  15.  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS.

The allowance for doubtful accounts is a provision for un-collectible accounts receivable. The allowance, as a general company policy, is increased by a monthly accrual equal to approximately 1 % of sales. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience.


(in thousands)
                                                                        Allowance for
Description                                                           doubtful accounts
-----------                                                          -------------------
Balance January 1, 1999                                              $            1,047
Plus 1999 provision                                                                 763
Less accounts written off 1999                                                   (1,191)
                                                                     -------------------
Balance December 31, 1999                                                           619

Plus 2000 provision                                                                 966
Less accounts written off  2000                                                  (1,017)
                                                                     -------------------
Balance December 31, 2000                                                           568

Plus 2001 provision                                                                 338
Plus allowance acquired in Envirosafe Services of Idaho acquisition                 530
Less accounts written off 2001                                                     (260)
                                                                     -------------------
Balance December 31, 2001                                            $            1,176
                                                                     ===================

NOTE 16.  ACQUISITION OF ENVIROSAFE SERVICES OF IDAHO, INC

On February 1, 2001, the Company, by its wholly-owned subsidiary American Ecology Environmental Services Corporation, a Texas corporation, acquired Envirosafe Services of Idaho, Inc. a Delaware corporation ("ESII"), pursuant to a Stock Purchase Agreement from Envirosource Technologies Inc., a Delaware corporation and Envirosource, Inc., a Delaware corporation, and parent company of Envirosource Technologies Inc. This acquisition was accounted for as a purchase and approved by the respective board of directors of each company.

Under the terms of the Agreement, the Company paid $1,000 in cash for all of the outstanding shares of ESII, a subsidiary of Envirosource Technologies Inc. The Company acquired all of the authorized and issued stock of ESII, thereby obtaining ownership of all ESII assets and liabilities. The principal ESII assets are a RCRA and TSCA permitted hazardous and PCB waste treatment and disposal facility located in southwestern Idaho, and exclusive rights to use a patented hazardous waste treatment process for steel mill electric arc furnace dust within a defined service territory in the western United States.

With the acquisition of ESII the Company acquired $2,576,000 in cash, $2,188,000 in accounts receivable, $12,417,000 in property and equipment, and $3,935,000 in other assets. The Company assumed $1,660,000 of accounts payable, an $8,500,000 industrial revenue bond, $10,038,000 of closure/post-closure liabilities, and $917,000 of other accrued liabilities. No goodwill was recorded with this acquisition.

The following pro forma results of operations have been prepared as though the ESII acquisition had been acquired on January 1, 1999. Pro forma results are not necessarily indicative of the results that may be reported in the future.


Year ended December 31, ($in thousands except per share)   2001     2000      1999
                                                          -------  -------  --------
Revenue                                                   $57,506  $56,190  $45,965
Net income (loss)                                           1,079    6,193   (1,947)
Basic earnings (loss) per share                               .05      .42     (.17)

NOTE 17  REVERSE AND FORWARD STOCK SPLIT.

On June 29, 2001 the Company completed a reverse 1 for 100 stock split with fractional shareholders receiving cash for their fractional interest. The Company purchased and cancelled 60,801 common shares for $148,000 and incurred $28,000 in transaction costs. Later on June 29, 2001 the Company completed a 100 for 1 forward stock split.

The effect of these transactions was to remove approximately 3,000 shareholders who held, on average, 20 shares each and for whom it was prohibitively expensive to trade their shares. The Company, in return, is able to lower reporting costs by removing the 33 percent of shareholders who in total owned less than .5% of the outstanding common shares.

NOTE 18  DISPOSAL  CONTRACT

On August 26, 2001 the Company was awarded a $3,850,000 contract to process and dispose of low-level radioactive waste at the Richland, Washington facility by the U.S. Army Corps of Engineers. Prior to December 31, 2001, the Company received $3,465,000 in cash with final processing and disposal not completed until March 6, 2002. $3,465,000 of deferred revenue is included in Accrued Liabilities as of December 31, 2001 related to this contract. The remaining $385,000 was billed in March 2002.

NOTE 19  SALE OF NUCLEAR EQUIPMENT SERVICE CENTER AND MID WEST BROKERAGE

On October 11, 2001 the Company sold the primary assets of the Nuclear Equipment Service Center ("NESC") for $800,000. NESC assets with a book value of $418,000 were sold and a gain on sale of property and equipment was recognized for $382,000. For the year ending December 31, 2001 the NESC had revenues of $1,700,000 and an operating loss of $244,000 reported under the Company's
Processing  and  Field  Services  segment.

On November 11, 2001 the Company sold its brokerage business that collected and transported small amounts of waste for processing and disposal in larger, more economical batches (the "Mid West Brokerage"). Other than a fully depreciated semi-truck and trailer, no tangible property was sold and a gain on sale was recognized for $100,000. For the year ending December 31, 2001 Mid West Brokerage had revenues of $1,900,000 and an operating loss of $480,000 and was reported under the Company's Processing and Field Services segment.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

          1.   Financial  statements  and  report  of Balukoff, Lindstrom & Co.,
               P.A.
                    Independent  Auditors'  Report
                    Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
                    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
                    Notes  to  Consolidated  Financial  Statements

          2.   Financial  statement  schedules

                    Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

          3.   Exhibits

-------------------------------------------------------------------------------------------------------------------------
Exhibit                              Description                                    Incorporated by Reference from
  No.                                                                                          Registrant's
-------------------------------------------------------------------------------------------------------------------------
3.1      Restated Certificate of Incorporation, as amended                          1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
3.2      Certificate of Amendment to Restated Certificate of Incorporation          Form S-4 dated 12-24-92
         dated June 4, 1992
-------------------------------------------------------------------------------------------------------------------------
3.3      Amended and Restated Bylaws dated February 28, 1995                        1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
10.1     Sublease dated February 26, 1976, between the State of Washington,         Form 10 filed 3-8-84
         the United States Dept. of Commerce and Economic Development, and
         Nuclear Engineering Company with Amendments dated January 11,
         1980, and January 14, 1982.
-------------------------------------------------------------------------------------------------------------------------
10.2     Lease dated May 1, 1977 ("Nevada Lease"), between the state of             Form 10 filed 3-8-84
         Nevada, Dept. of Human Resources and Nuclear Engineering
         Company, with Addendum thereto, dated December 7, 1982
-------------------------------------------------------------------------------------------------------------------------
10.3     Addendum to Nevada Lease dated March 28, 1988                              1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
10.4     Nevada State Health Division, Radioactive Material License issued to       1989 Form 10-K
         US Ecology, Inc. dated December 29, 1989
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
10.5     Administrative Order by Consent between the United States                  1985 Form 10-K
         Environmental Protection Agency and US Ecology, Inc. ("USE") dated
         September 30, 1985
-------------------------------------------------------------------------------------------------------------------------
10.6     State of Washington Radioactive Materials License issued to US             1986 Form 10-K
         Ecology, Inc. dated January 21, 1987
-------------------------------------------------------------------------------------------------------------------------
10.11    Agreement between the Central Interstate Low-Level Radioactive             2nd Quarter 1988 10-Q
         Waste Compact Commission and US Ecology, Inc. for the
         development of a facility for the disposal of low-level radioactive waste dated January 28, 1988 ("Central Interstate Compact
         Agreement")
-------------------------------------------------------------------------------------------------------------------------
10.12    Amendment to Central Interstate Compact Agreement May 1, 1990              1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
10.13    Second Amendment to Central Interstate Compact Agreement dated             1994 Form 10-K
         June 24, 1991
-------------------------------------------------------------------------------------------------------------------------
10.14    Third Amendment to Central Interstate Compact Agreement dated July         1994 Form 10-K
         1, 1994
-------------------------------------------------------------------------------------------------------------------------
10.15    Settlement agreement dated May 25, 1988, among the Illinois                Form 8-K dated 6-7-88
         Department of Nuclear Safety, US Ecology, Inc. and American
         Ecology Corporation of a December 1978 action related to the closure, care and maintenance of the Sheffield, Illinois LLRW disposal site
-------------------------------------------------------------------------------------------------------------------------
10.16    Nevada Division of Environmental Protection Permit for Hazardous           1988 Form 10-K
         Waste Treatment, Storage and Disposal (Part B) issued to US Ecology,
         Inc. dated June 24, 1988
-------------------------------------------------------------------------------------------------------------------------
10.17    Texas Water Commission Permit for Industrial Solid Waste                   1988 Form 10-K
         Management Site (Part B) issued to Texas Ecologists, Inc. dated
         December 5, 1988
-------------------------------------------------------------------------------------------------------------------------
10.18    Memorandum of Understanding between American Ecology                       1989 Form 10-K
         Corporation and the State of California dated August 15, 1988
-------------------------------------------------------------------------------------------------------------------------
10.19    United States Environmental Protection Agency approval to dispose of       1989 Form 10-K
         non-liquid polychlorinated biphenyl (PCB) wastes at the Beatty,
         Nevada chemical waste disposal facility
-------------------------------------------------------------------------------------------------------------------------
10.26    Amended and Restated American Ecology Corporation 1992 Stock               Proxy Statement dated 4-26-94
         Option Plan  *
-------------------------------------------------------------------------------------------------------------------------
10.27    Amended and Restated American Ecology Corporation 1992 Outside             Proxy Statement dated 4-26-94
         Director Stock Option Plan  *
-------------------------------------------------------------------------------------------------------------------------
10.28    American Ecology Corporation 401 (k) Savings  Plan  *                      1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
10.29    American Ecology Corporation Retirement Plan  *                            1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
10.33    Lease Agreement between American Ecology Corporation and VPM               Form S-4 filed 12-24-92
         1988-1, Ltd. dated October 14, 1992
-------------------------------------------------------------------------------------------------------------------------
10.34    Rights Agreement dated as of December 7, 1993, between American            Form 8-K dated 12-7-93
         Ecology Corporation and Chemical Shareholders Services Group, Inc.
         as Rights Agent
-------------------------------------------------------------------------------------------------------------------------
10.36    Settlement Agreement dated September 24, 1993, by US Ecology, Inc.,        1993 Form 10-K
         the State of Nevada, the Nevada State Environmental Commission, and
         the Nevada Dept. of Human Resources
-------------------------------------------------------------------------------------------------------------------------
10.37    Settlement Agreement dated as of January 19, 1994, by and among US         1993 Form 10-K
         Ecology, Inc., Staff of the Washington Utilities and Transportation
         Commission, Precision Castparts Corp., Teledyne Wah Chang,
         Portland General Electric Company, the Washington Public Power
         Supply System and Public Service Company of Colorado.
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
10.38    Agreement dated January 28, 1994, between American Ecology                 Form 8-K dated 2-3-94
         Corporation, Edward F. Heil, Edward F. Heil as trustee for Edward F.
         Heil, Jr., Sandra Heil, and Karen Heil Irrevocable Trust Agreement #2,
         Thomas W. McNamara and Thomas W. McNamara as a trustee of
         The Jenner & Block Profit Sharing Trust No. 082.
-------------------------------------------------------------------------------------------------------------------------
10.49    First Security Bank Master Equipment Lease - Sale Leaseback                3rd Qtr 2000 Form 10-Q filed 11-13-00
-------------------------------------------------------------------------------------------------------------------------
10.50a   First Security Bank Credit Agreement                                       3rd Qtr 2000 Form 10-Q filed 11-13-00
-------------------------------------------------------------------------------------------------------------------------
10.50    Increase Additional Number of Share Options to Directors Plan of           Form S-8 dated 12-30-98
         1992
-------------------------------------------------------------------------------------------------------------------------
10.51    Increase Additional Number of Share Options of 1992 Employees Plan         Form S-8 dated 12-20-99
-------------------------------------------------------------------------------------------------------------------------
10.52    Amended and Restated American Ecology Corporation 1992 Outside             Proxy Statement dated 4-8-98
         Director Stock Option Plan
-------------------------------------------------------------------------------------------------------------------------
10.53    Amended and Restated American Ecology Corporation 1992 Stock Option Plan   Proxy Statement dated 4-12-99
-------------------------------------------------------------------------------------------------------------------------
21       List of Subsidiaries                                                       1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
23.2     Consent of Balukoff, Lindstrom & Co., P.A.
-------------------------------------------------------------------------------------------------------------------------

* Management  contract  or  compensatory  plan.

          (B)     REPORTS  ON  FORM  8-K

-------------------------------------------------------------------------------------------------------------------------
16.1     Change  of  Auditors  Letter  -  November  25,  1996                       Form  8-K
-------------------------------------------------------------------------------------------------------------------------
10.44    Series  E  Redeemable  Convertible Preferred Stock - November 27, 1996     Form  8-K
-------------------------------------------------------------------------------------------------------------------------
10.45    Third Amended & Restated Credit Agreement - February 18, 1997              Form 8-K
-------------------------------------------------------------------------------------------------------------------------
10.48    Court  Judgement  Houston  88-January  26,  1998                           Form  8-K
-------------------------------------------------------------------------------------------------------------------------
10.49    Bank  Restructure-Chase  Bank of Texas N.A. November 19, 1998              Form 8-K
-------------------------------------------------------------------------------------------------------------------------
10.54    Acquisition of Envirosafe Services of Idaho - February 2,2001              Form 8-K
-------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION


SIGNATURE                 TITLE                                   DATE
------------------------  --------------------------------------  -----------------
/s/ Stephen A.Romano      President, Chief Executive Officer      March 25, 2002
------------------------  Chief Operating Officer                 ----------------
STEPHEN A. ROMANO


/s/ James R. Baumgardner  Senior Vice President, Chief Financial  March 25, 2002
------------------------  Officer, Treasurer and Secretary        -----------------
JAMERS R. BAUMGARDNER


/s/ Michael J. Gilberg    Vice President and Controller           March 25, 2002
------------------------                                          -----------------
MICHAEL J. GILBERG


/s/ Rotchford L. Barker   Director                                March 25, 2002
------------------------                                          -----------------
ROTCHFORD L. BARKER


/s/ Paul Bergson          Director                                March 25, 2002
------------------------                                          -----------------
PAUL BERGSON


/s/ Keith D. Bronstein    Director                                March 25, 2002
------------------------                                          -----------------
KEITH D. BRONSTEIN


/s/ Edward F. Heil        Director                                March 25, 2002
------------------------                                          -----------------
EDWARD F. HEIL


/s/ Dan Rostenkowski      Director                                March 25, 2002
------------------------                                          -----------------
DAN ROSTENKOWSKI


/s/ Paul F. Schutt        Director                                March 25, 2002
------------------------                                          -----------------
PAUL F. SCHUTT


/s/ Thomas A. Volini      Director                                March 25, 2002
------------------------                                          -----------------
THOMAS A. VOLINI