Form 10-Q
period 2002-03-31
AMERICAN ECOLOGY CORP
filed 2002-05-14
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002


                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 95-3889638
     -----------------------------                  ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

             805 W. Idaho
              Suite #200
             Boise, Idaho                               83702-8916
             ------------                               ----------
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

                                  Yes [X]   No [ ]

At  May  10,  2002,  Registrant  had outstanding 14,403,985 shares of its Common
Stock.

                          AMERICAN ECOLOGY CORPORATION
                       QUARTERLY REPORT FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 2002


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                              PAGE

          Consolidated Balance Sheets
            (Unaudited)                                                        4

          Consolidated Statements of Operations
            (Unaudited)                                                        5

          Consolidated Statements of Cash Flows
            (Unaudited)                                                        6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities and Use of Proceeds                           17

Item 3.   Defaults upon Senior Securities                                     17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

          Signatures                                                          18

OFFICERS                                        CORPORATE OFFICE
--------                                        ----------------
Stephen A. Romano                               American Ecology Corporation
Chief Executive Officer, President and Chief    805 W. Idaho, Suite 200
Operating Officer                               Boise, Idaho 83702
                                                (208) 331-8400
James R. Baumgardner                            (208) 331-7900 (fax)
Senior Vice President, Chief Financial Officer  www.americanecology.com
Treasurer and Secretary                        -----------------------

Michael J. Gilberg                              COMMON STOCK
Vice President and Controller                   ------------
                                                American Ecology Corporation's common
                                                stock trades on the NASDAQ Stock Market
                                                under the symbol ECOL.
DIRECTORS
---------
Rotchford L. Barker
Independent Businessman                         FINANCIAL REPORTS
                                                -----------------
                                                A copy of American Ecology Corporation
Paul C. Bergson                                 Financial Reports, filed with the
Principal                                       Securities and Exchange Commission,
Bergson & Company                               may be obtained by writing to:
                                                805 W. Idaho, Suite 200
Keith D. Bronstein                              Boise, Idaho 83702
President                                       or at www.americanecology.com
Tradelink, LLC                                  -----------------------------

Edward F. Heil                                  TRANSFER AGENT
Sole Member                                     --------------
E.F. Heil, LLC                                  Mellon Investor Services LLC
                                                Overpeck Centre
                                                85 Challenger Road
Dan Rostenkowski                                Ridgefield Park, New Jersey 07660
President                                       (201) 296-4000
DanRoss &Associates, Inc.                       or at www.mellon-investor.com
                                                -----------------------------

Paul F. Schutt                                  AUDITOR
Chairman of the Board                           -------
Nuclear Fuel Services, Inc.                     Balukoff, Lindstrom & Co., P.A.
                                                877 West Main Street, Suite 805
                                                Boise, Idaho 83702
Thomas A. Volini                                (208) 344-7150
Chairman, CEO and President
Town & Country Utilities, Inc.

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.

                                        AMERICAN ECOLOGY CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)
                                    ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                 March 31,    December 31,
                                                                                   2002           2001
                                                                                -----------  --------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $    1,741   $       4,476
     Receivables (trade and other), net of allowance for
          doubtful accounts of $813 and $1,176 respectively                         14,087          12,674
     Income tax receivable                                                             740             740
     Prepayments and other                                                           1,220           1,881
                                                                                -----------  --------------
          Total current assets                                                      17,788          19,771

Cash and investment securities, pledged                                                243             243
Property and equipment, net                                                         40,386          34,265
Facility development projects                                                       27,430          27,430
Other assets                                                                         3,926           5,115
                                                                                -----------  --------------
          Total assets                                                          $   89,773   $      86,824
                                                                                ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                          $   10,746   $       9,860
     Short term line of credit                                                       1,500           5,000
     Accounts payable                                                                1,618           2,408
     Accrued liabilities                                                             9,860          12,121
     Current portion of accrued closure and post closure obligations                 1,119             700
     Income taxes payable                                                              535             250
                                                                                -----------  --------------
          Total current liabilities                                                 25,378          30,339

Long term debt, excluding current portion                                            4,266           4,436
Closure and post closure obligation, excluding current portion                      13,759          25,633
Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                      --              --
     Series D cumulative convertible preferred stock, $.01 par value,
          100,001 authorized and issued, 5,263 shares converted and retired              1               1
     Series E redeemable convertible preferred stock, $10.00 par value,
          300,000 authorized and issued, 300,000 shares converted and retired           --              --
     Common stock, $.01 par value, 50,000,000 authorized, 14,416,485
          and 13,766,485 shares issued and outstanding respectively                    144             138
     Additional paid-in capital                                                     55,606          54,637
     Retained earnings (deficit)                                                    (9,381)        (28,360)
                                                                                -----------  --------------
             Total shareholders' equity                                             46,370          26,416
                                                                                -----------  --------------
     Total liabilities and shareholders' equity                                 $   89,773   $      86,824
                                                                                ===========  ==============

See  notes  to  consolidated  financial  statements.

                                          AMERICAN ECOLOGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                                           Three Months Ended
                                                                                    March 31, 2002    March 31, 2001
                                                                                   ----------------  ----------------
Revenue                                                                            $        18,377   $        12,866
Direct operating costs                                                                       9,241             6,733
                                                                                   ----------------  ----------------

Gross profit                                                                                 9,136             6,133
Selling, general and administrative expenses                                                 5,680             4,803
                                                                                   ----------------  ----------------
Income from operations                                                                       3,456             1,330

Investment income                                                                               11               174
Interest income (expense)                                                                     (288)             (258)
Gain on sale of assets                                                                          40                46
Other income (loss)                                                                           (465)              236
                                                                                   ----------------  ----------------

Net income before income taxes                                                               2,754             1,528
Income tax expense                                                                              --                46
                                                                                   ----------------  ----------------

Net income before cumulative effect of accounting change                                     2,754             1,482
Cumulative effect of accounting change                                                      16,323                --
                                                                                   ----------------  ----------------

Net income                                                                                  19,077             1,482
Preferred stock dividends                                                                       98                97
                                                                                   ----------------  ----------------

Net income available to common shareholders                                        $        18,979   $         1,385
                                                                                   ================  ================

Basic earnings from continuing operations                                                      .19               .10
Basic earnings from cumulative effect of accounting change                                    1.19                --
                                                                                   ----------------  ----------------
Basic earnings per share                                                           $          1.38   $           .10
                                                                                   ================  ================

Diluted earnings from continuing operations                                                    .19               .08
Diluted earnings from cumulative effect of accounting change                                  1.14                --
                                                                                   ----------------  ----------------
Diluted earnings per share                                                         $          1.33   $           .08
                                                                                   ================  ================

Dividends paid per common share                                                    $            --   $            --
                                                                                   ================  ================

Pro forma results as if FAS 143 was implemented January 1, 2001:

Net income before cumulative effect of accounting change, as previously reported   $         2,754   $         1,482
Less pro forma accretion of closure and post closure liability                                  --              (252)
Less pro forma amortization of closure asset                                                    --               (70)
Plus previous closure and post closure liability expenses                                       --               204
                                                                                   ----------------  ----------------
Pro forma net income                                                               $         2,754   $         1,364
                                                                                   ================  ================

See  notes  to  consolidated  financial  statements.


                                   AMERICAN ECOLOGY CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                           ($ in 000's)

                                                                   Three months Ended March 31,
                                                                      2002              2001
                                                                ----------------  ----------------
Cash flows from operating activities:
     Net income                                                 $        19,077   $         1,482
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
        Depreciation, amortization, and accretion                         1,857             1,256
        Cumulative effect of accounting change                          (16,323)               --
        (Gain) on sale of assets                                            (40)              (46)
     Changes in assets and liabilities:
        Receivables                                                      (1,413)               48
        Other assets                                                        172            (1,248)
        Accounts payable and accrued liabilities                         (3,051)           (4,272)
        Income tax payable                                                   (5)               (5)
        Facility closure and post closure obligations                      (137)               24
                                                                ----------------  ----------------
             Total adjustments                                          (18,940)           (4,243)
                                                                ----------------  ----------------

Net cash provided (used) by operating activities                            137            (2,761)

Cash flows from investing activities:
        Capital expenditures                                             (1,005)           (1,192)
        Proceeds from sales of assets                                        40                46
        Acquisition of Envirosafe Services of Idaho, Inc.                    --             2,575
        Transfers from cash and investment securities, pledged               --               440
                                                                ----------------  ----------------
Net cash provided (used) by investing activities                           (965)            1,869

Cash flows from financing activities:
        Proceeds from issuances and indebtedness                          1,102             3,000
        Payments of indebtedness                                         (3,984)           (3,203)
        Stock options and warrants exercised                                975                32
                                                                ----------------  ----------------
Net cash (used) by financing activities                                  (1,907)             (171)

Decrease in cash and cash equivalents                                    (2,735)           (1,063)
Cash and cash equivalents at beginning of period                          4,476             4,122
                                                                ----------------  ----------------
Cash and cash equivalents at end of period                      $         1,741   $         3,059
                                                                ================  ================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest expense                                        $           288   $           258
        Income taxes                                                          5                46
Non-cash investing and financing activities:
        Acquisition of equipment with notes/capital leases                   --               743
        Acquisition of Envirosafe Services of Idaho, Inc.                    --            18,541
        Preferred stock dividends accrued                                    98                97
        Transfer of prepaid assets to settle closure liability              462                --

See notes to consolidated financial statements.

AMERICAN  ECOLOGY  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position of American Ecology Corporation and its wholly owned subsidiaries (the "Company") and the results of operations and cash flows. These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Certain reclassifications of prior quarter amounts were made to conform with current quarter presentation, none of which affect previously recorded net income.

NOTE  2.  EARNINGS  PER  SHARE

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

                                                               (In Thousands)
                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2002           2001
                                                          -------------  -------------
Net income before cumulative effect of accounting change  $       2,754  $       1,482
Cumulative effect of accounting change                           16,323             --
                                                          -------------  -------------
Net income                                                       19,077          1,482

Less preferred stock dividends                                       98             97
                                                          -------------  -------------

Net income available to common shareholders               $      18,979  $       1,385
                                                          =============  =============

Weighted average shares outstanding:
     Common shares                                               13,781         13,746
     Effect of dilutive shares                                      478          3,483
                                                          -------------  -------------

Weighted average shares outstanding                              14,259         17,230
                                                          =============  =============

NOTE  3.  EQUITY

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") that were subsequently retired in 1998. The Series E stock carried 3,000,000 warrants with a $1.50 per share exercise price, which expire July 1, 2003.

On March 29, 2002, a Series E warrant holder exercised 650,000 Series E warrants. The Company issued 650,000 shares of common stock and received cash of $975,000 in this transaction. At March 31, 2002 there were 2,350,000 Series E warrants outstanding, which expire July 1, 2003.

NOTE  4.  OPERATING  SEGMENTS

The Company operates with three segments, Operating Disposal Facilities, Non-Operating Disposal Facilities, and Processing and Field Services. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents disposal facilities currently accepting hazardous, non-hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities that no longer accept waste or require additional approvals to begin operation. The Processing and Field Services segment aggregates, volume-reduces, and performs remediation and other services on radioactive and other hazardous material, but excludes processing performed at the disposal facilities.

Income taxes are assigned to Corporate, but all other items are included in their originating segment. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

Reported in $(000)                   OPERATING     NON-OPERATING    PROCESSING
                                      DISPOSAL       DISPOSAL       AND FIELD
                                     FACILITIES     FACILITIES       SERVICES     CORPORATE    TOTAL
======================================================================================================
THREE MONTHS ENDED MARCH 31, 2002
---------------------------------
Revenue                             $    13,976   $           67   $     4,334   $       --   $18,377
Direct Cost                               5,549              303         3,389           --     9,241
                                    ------------  ---------------  ------------  -----------  --------
Gross Profit                              8,427             (236)          945           --     9,136
S,G&A                                     3,583               80         1,210          807     5,680
                                    ------------  ---------------  ------------  -----------  --------
Income (loss) from operations             4,844             (316)         (265)        (807)    3,456
Investment income                             8               --            --            3        11
Gain on sale of assets                       40               --            --           --        40
Interest expense                           (233)              --            (8)         (47)     (288)
Other income (expense)                       25             (490)           --           --      (465)
                                    ------------  ---------------  ------------  -----------  --------
Income before extraordinary items
and taxes                                 4,684             (806)         (273)        (851)    2,754
Extraordinary item and taxes                 --               --            --           --        --
Cumulative effect of accounting
change                                   18,165            1,548        (3,390)          --    16,323
                                    ------------  ---------------  ------------  -----------  --------
Net Income                          $    22,849   $          742   $    (3,663)  $     (851)  $19,077
Depreciation Expense                $     1,572   $          124   $       143   $       18   $ 1,857
Total Assets                        $    47,148   $       27,484   $    11,315   $    3,826   $89,773
======================================================================================================
THREE MONTHS ENDED MARCH 31, 2001
----------------------------------
Revenue                             $    10,303   $            3   $     2,560   $       --   $12,866
Direct Cost                               4,137              391         2,205           --     6,733
                                    ------------  ---------------  ------------  -----------  --------
Gross Profit                              6,166             (388)          355           --     6,133
S,G&A                                     2,260               --         1,182        1,361     4,803
                                    ------------  ---------------  ------------  -----------  --------
Income (loss) from operations             3,906             (388)         (827)      (1,361)    1,330
Investment income                           159                1            --           14       174
Gain on sale of assets                       37               --             9           --        46
Interest expense                           (215)              --           (17)         (26)     (258)
Other income                                 76               --            --          160       236
                                    ------------  ---------------  ------------  -----------  --------
Income before extraordinary items
and taxes                                 3,963             (387)         (835)      (1,213)    1,528
Extraordinary item and taxes                 --               --            --           46        46
                                    ------------  ---------------  ------------  -----------  --------
Net Income                          $     3,963   $         (387)  $      (835)  $   (1,259)  $ 1,482
Depreciation Expense                $     1,126   $           --   $       113   $       17   $ 1,256
Total Assets                        $    41,192   $       27,944   $     9,696   $    4,348   $83,180

NOTE  5.  CUMULATIVE  EFFECT  OF  ACCOUNTING  CHANGE

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the asset. Previously the Company recorded a Closure and Post Closure Obligation for the pro-rata amount of space used to the original space available in the facilities. On January 1, 2002, in accordance with FAS 143, this obligation was valued at the current closure cost, increased by a cost of living adjustment for the estimated time of payment, and discounted back to present value. A previously unrecognized asset was also recorded.

Accrued closure and post-closure liability represents the expected future costs associated with closure and post-closure of the Company's facilities. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated, consistent with Statement of Financial Accounting Standards No. 5. The Company performs periodic reviews of both non-operating and operating sites and revises accruals for estimated post-closure, remediation or other costs as necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

Changes to reported closure and post closure obligations were as follows (in thousands):

December 31, 2001 obligation                          $ 26,333
January 1, 2002 implementation of FAS 143              (11,130)
Accretion of obligation                                    275
Payment of obligation                                     (600)
                                                      ---------
March 31, 2002 obligation                             $ 14,878
                                                      =========

At March 31, 2002, $243,000 of pledged cash and investment securities were legally restricted for purposes of settling the closure and post closure obligation.

Cumulative  effect  of accounting change is comprised as follows (in thousands):

Reduction in closure and post closure obligation       $11,130
Initial recognition of closure and post closure asset    5,193
                                                       -------
Cumulative effect of implementation of FAS 143         $16,323
                                                       =======

NOTE  6.   LINE  OF  CREDIT

At March 31, 2002 and December 31, 2001, the outstanding balance on principal loan and revolving line of credit was $1,500,000 and $5,000,000, respectively. The Company has continued to borrow and repay according to business demands and availability of cash. On April 5, 2002 the Company repaid the remaining $1,500,000, bringing the current balance to $0.

NOTE  7.  LITIGATION

 Significant developments occurred on the following legal matters during the quarter ending March 31, 2002:

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL.,  CASE  NO.  3-99CV2626-L,  U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---
On May 10, 2002, the Company signed a settlement agreement with General Motors ("GM") related to a claim previously brought by GM regarding a waste disposal contract between GM and the Company's Winona, Texas facility in the early 1990's. Without admitting fault or wrongdoing, the Company agreed to pay GM $1,040,000 of which $300,000 was accrued as of December 31, 2001. The remaining $740,000 was accrued as of March 31, 2002.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW
-------------------------------------------------
YORK,  COUNTY  OF  NEW  YORK;  CASE  NO.  604662/99
On February 12, 2002, the Company settled a dispute with National Union Fire Insurance Company of Pittsburgh and other entities ("National") related to indemnification of the above GM claim. The Company received a $250,000 payment and dismissed all claims against National. The $250,000 was recognized as other income during the quarter-ending March 31, 2002.

US  ECOLOGY,  INC.  V.  DAMES  &  MOORE,  INC., CASE NO. CV OC  0101396D, FOURTH
----------------------------------------------
JUDICIAL DISTRICT  COURT,  ADA  COUNTY,  IDAHO
On May 3, 2002, the Company settled a dispute with Dames & Moore, Inc.\URS ("URS") over URS' alleged failure to pay for work performed under contract at Brookhaven National Laboratory ("BNL"). Pursuant a settlement agreement, URS has agreed to pay the Company $700,000 no later than May 31, 2002, of which $600,000 was previously recorded as revenue.

Earlier, on March 20, 2002, the Company settled a related payment dispute with BNL relating to storage of cement ducts at the Company's Oak Ridge facility. BNL agreed to pay $86,000 for storage of the ducts, which was recorded as revenue in the first quarter.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.
On April 24, 2002 the Company filed a motion for summary judgment seeking dismissal of the Beatty patent infringement lawsuit (the "Manchak" case). The Company expects to file additional motions contesting the matter during the second quarter of 2002. Additionally, the Company has opened a dialogue with the plaintiffs regarding the possibility of settlement, although the possibility of settlement cannot be predicted. The Company continues to maintain that it did not violate any Manchak patents.

FEDERAL  RCRA  INVESTIGATION  AT  THE  OAK  RIDGE,  TENNESSEE  FACILITY
-----------------------------------------------------------------------
In April 2002, Company management met with an Assistant US Attorney for Eastern Tennessee and the Federal investigators involved in the case to discuss the status of the investigation concerning unlicensed storage of hazardous waste from 1994 to 1999. The Company continues to cooperate fully with all Federal agencies involved.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO
In a case regarding the Company's construction and operation of a State-licensed, low-level radioactive waste facility in Ward Valley, California, a peremptory writ filed by the Company resulted in the appointment of a new Judge in the case in Superior Court for the County of San Diego. At a January 2002 scheduling conference, the new Judge tentatively set a trial date of January 2003. Discovery is ongoing and a status conference is tentatively scheduled for July 2002.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA
In a case regarding the Company's construction and a operation of a low-level radioactive waste facility in Butte, Nebraska, a number of motions filed by the State of Nebraska seeking dismissal of the matter or judicial review of specific issues were denied during the first quarter of 2002. The trial will begin on June 3, 2002 and will be heard by the judge without a jury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, compliance with and changes to applicable laws and regulations, exposure to litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, and loss of major contracts. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on our current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2001.

Unless otherwise described, changes discussed relate to the increase or decrease from the three months ended March 31, 2001 to the three months ended March 31, 2002.

INTRODUCTION
------------

The Company is a hazardous, non-hazardous, and radioactive waste management company that offers comprehensive treatment and disposal solutions to commercial and government entities including, but not limited to nuclear power plants, petro-chemical refineries, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The Company principally derives its revenue from fees charged for access to the Company's five fixed waste disposal facilities and one processing facility. Fees are charged for removal, transportation, processing, and disposal of waste subject to law, regulation and applicable licenses and permits. The Company and its predecessors have been in business for 50 years.

On April 18, 2002, the Company entered into a 5-year lease for office space, for approximately 8,500 square feet of commercial office space in Boise, Idaho. The lease for the Company's current office space expires September 1, 2002. The Company expects to move into the new office space in July 2002 and projects savings of approximately $80,000 over the five-year term of the lease. Effective July 2002, the Company's new address is expected to be: 300 E.
Mallard  Drive,  Suite  300,  Boise,  ID  83706.


RESULTS  OF  OPERATIONS
-----------------------
THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001
-------------------------------------------------

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to operating revenues:

                                        Three Months Ended  Three months Ended
                                           March 31, 2002     March 31, 2001
                                         -----------------  -----------------
                                            $         %        $         %
                                         --------  -------  --------  -------

Revenue                                   18,377             12,866
Direct operating costs                     9,241     50.3%    6,733     52.3%
                                         --------           --------

Gross profits                              9,136     49.7%    6,133     47.7%
SG & A                                     5,680     30.9%    4,803     37.3%
                                         --------           --------

Income from operations                     3,456     18.8%    1,330     10.3%

Investment income                             11      0.1%      174      1.4%
Gain on sale of assets                        40      0.2%       46      0.4%
Interest expense                            (288)    -1.6%     (258)    -2.0%

Other income (expense)                      (465)    -2.5%      236      1.8%
                                         --------           --------

Net income before income taxes             2,754     15.0%    1,528     11.9%
Income tax expense                            --      0.0%       46      0.4%
                                         --------           --------

Net income before cumulative effect of     2,754     15.0%    1,482     11.5%
accounting change
Cumulative effect of accounting change    16,323     88.8%       --      0.0%
                                         --------           --------

Net income                                19,077    103.8%    1,482     11.5%

Preferred stock dividends                     98      0.5%       97      0.8%
                                         --------           --------

Net income available to common
shareholders                              18,979    103.3%    1,385     10.8%
                                         ========           ========

REVENUE
-------

For the three months ended March 31, 2002, the Company reported consolidated revenue of $18,377,000 or a 43% increase compared to the $12,866,000 in the corresponding period in 2001. During the 3 months ending March 31, 2002, $6,129,000, or 33% of revenue was for work performed for the U.S. Army Corps of Engineers.

During the quarter, the Richland, Washington LLRW disposal facility contributed $2,080,000 of the increase in revenue due to the completion of a $3,850,000 contract for the Army Corps of Engineers. This completed clean-up project represented 86% of revenue at the Richland facility during the first quarter of 2002.

The Grand View, Idaho disposal facility, purchased on February 1, 2001, contributed $1,777,000 to the quarterly increase in revenue. The higher Grand View revenue reflects $1,495,000 from a full first quarter of operation in 2002, versus two months in 2001, and $282,000 from increased waste volumes at the facility. A record volume of 56,000 tons of material disposed during the first quarter of 2002 primarily reflects increased utilization of the Army Corps of Engineers contract by the Corps and other Federal agencies.

The Oak Ridge, Tennessee processing facility contributed $1,559,000 of the increase in revenue during the quarter due to increased throughput of radioactive waste at the facility. A second shift added at the facility during the fourth quarter of 2001was continued in the first quarter of 2002 to expedite off-site shipment of accumulated wastes. Along with improved material handling procedures that enabled the facility to process additional material over the first quarter of 2001, selling prices at the Oak Ridge facility have been increased. This pricing increase did not significantly affect revenue during the first quarter of 2002 due to backlogs of both customer waste and non-revenue producing materials requiring processing and off-site shipment.

Field Services, a project oriented remediation business, contributed $1,040,000 of the increase in revenue. Four projects were active during the first quarter of 2002. Three significant projects are ongoing and expected to generate increased revenue in the second quarter of 2002.

In the fourth quarter of 2001, the Company sold certain under-performing, non-core business operations that represented $826,000 of revenue in the three months ended March 31, 2001. The Company did not report revenue for these closed or sold business units in the first quarter of 2002.

Reported revenue at the Beatty, Nevada disposal facility was $464,000 lower in the first quarter of 2002 due to lower direct disposal volumes and continued low thermal processing throughput. In an effort to increase throughput, the Company entered into an incentive-driven operating agreement with the thermal equipment manufacturer and thermal process patent holder during the quarter.

DIRECT  OPERATING  COSTS
------------------------

For the three months ended March 31, 2002, the Company reported direct operating costs of $9,241,000 or a 37% increase compared to $6,733,000 in the corresponding period in 2001. Direct costs increased at a lower rate than revenue reflecting that significant portions of the Company's direct costs are fixed. Direct costs relative to revenue actually declined, dropping to 50% of revenue in 2002, compared to 52% of revenue in the first quarter of 2001.

The Oak Ridge, Tennessee processing facility contributed $933,000 of the increase in direct costs due to increased labor costs and related off-site shipment of both customer and non-revenue producing materials. Direct costs at the Oak Ridge facility fell as a percentage of revenue from 112% of revenue to 81% of revenue. The backlog of material on site was decreased substantially during the first quarter of 2002, allowing increased processing of more recently received and new, incoming wastes.

The Beatty, Nevada disposal facility contributed $74,000 of the increase in direct costs though revenue fell $464,000. Direct costs were 82% of revenue during the first three months of 2002 versus 62% in 2001. During the three months ended March 31, 2002 the facility experienced throughput and efficiency problems with the thermal processing units. In March 2002, the Company entered into an operating agreement with the thermal equipment manufacturer to maintain and operate the equipment. Management expects increased throughput based on the manufacturer/operator's superior knowledge and experience with the equipment, and their throughput-based royalty incentive. During the quarter, one of the two thermal units ceased operations pending a requested modification to the Company's air permit with the State of Nevada. It is expected that the requisite modification to the permit's allowable emissions will take effect in May 2002.

SELLING,  GENERAL  AND  ADMINISTRATIVE  COSTS  (SG&A)
-----------------------------------------------------

For the three months ended March 31, 2002, the Company reported SG&A of $5,680,000. This was 18% higher than the $4,803,000 reported in the corresponding period in 2001, but only 2% higher than the SG&A reported in the fourth quarter of 2001. 2001 SG&A only reflected 2 months of SG&A for the Company's Grand View, Idaho facility, which was purchased on February 1, 2001. SG&A increased at a lower rate than sales as certain SG&A are fixed expenses and the Company has focused on SG&A reduction since the management changes instituted in October 2001.

The most significant increase in SG&A was at the Richland, Washington disposal facility where $870,000 of taxes were paid to the state for the $3,850,000 US Army Corps of Engineers contract. Absent the Washington taxes and adjusting for the addition of Grand View SG&A, total SG&A was substantially lower than 2001, even though revenue increased 43%. Company management continues to focus on cost control and overhead containment.

INVESTMENT  INCOME
------------------

For the three months ended March 31, 2002, the Company reported investment income of $11,000 or a $163,000 decrease from the corresponding period in 2001. Investment income is earnings on restricted investments and notes receivable of which the Company maintains minimal amounts. Investment income for the three months ended March 31, 2001 are primarily comprised of earnings on investments acquired on February 1, 2001 as part of the Grand View, Idaho acquisition. These investments were subsequently converted to cash.

INTEREST  EXPENSE
-----------------

For the three months ended March 31, 2002, the Company reported interest expense of $288,000 or an increase of $30,000 from the corresponding period in 2001. The largest component of interest expense is the $60,000 a month interest payable on the $8,500,000 industrial revenue bond ("IRB") for the Grand View, Idaho facility. Increased usage on the Company's line of credit also contributed to the higher interest expense. Significant borrowings on the credit facility are not expected during the remainder of 2002, although the Company expects to periodically utilize the line of credit in response to normal fluctuations in cash flow. The IRB matures on November 1, 2002. Company management is implementing a plan to refinance this IRB and raise additional tax-free funds to expand at the Grand View facility.

GAIN  ON  SALE  OF  ASSETS
--------------------------

For the three months ended March 31, 2002, the Company disposed of an insignificant amount of assets. The gain on sale of assets primarily relates to a pro-rated gain on assets sold as part of the August 2000 sale and leaseback transaction.

OTHER  INCOME  (LOSS)
---------------------

Other Income is composed of the following ($ in thousands):

Three months ended                            March 31, 2002   March 31, 2001
                                             ----------------  ---------------

Litigation accrual related to GM settlement  $          (740)  $            --
Payment received on National settlement                  250                --
Insurance claim refunds                                   25                --
Reversal of professional fee accrual                      --               160
Reversal of restructuring charge                          --                52
Adjustment to bad debt expense reserve                    --                23
Other miscellaneous income, net                           --                 1
                                             ----------------  ---------------

Total other income                           $          (465)  $           236
                                             ================  ===============

Management has assigned a high priority to resolving a number of long-standing legal matters to better allow the Company to focus its resources and energies on its core business activities. Four such legal matters were resolved or tentatively resolved in the first quarter.

INCOME  TAXES
-------------

Income taxes are, and should remain insignificant until the Company has fully utilized its net operating loss carry-forward of approximately $27,000,000. While no income tax expense is reported for the three months ended March 31, 2002, expected payments of alternative minimum tax of $290,000 have been accrued as income tax payable and as a deferred tax asset as of March 31, 2002. Alternative minimum tax and state income tax for certain taxing jurisdictions are the only taxes expected to be paid during 2002.

CUMULATIVE  EFFECT  OF  ACCOUNTING  CHANGE
------------------------------------------

On January 1, 2002, the Company implemented SFAS 143 Accounting for Asset Retirement Obligations. This change is more fully described in Note 5 to the financial statements with a pro-forma effect as shown on the face of the income statement.

Compliance with SFAS 143 is mandatory. Implementation is expected to have the following primary effects upon the Company:

     - A stronger balance sheet through a reduction in liabilities and increase in the Company reported book net worth. While this offers numerous benefitsthat are difficult to quantify management believes a stronger balance sheet should improve the Company's access to, and cost of capital.

     - Improved comparability of results with the Company's competitors is expected to occur as uniform application of the SFAS 143 standard replaces the diverse practices previously followed in the waste industry.

     - Future expenses will increase on a period basis as the $16,323,000 cumulative effect recognized as of January 1, 2002 flows through expenses over a currently projected 55 years. The current annualized estimated expense increase is approximately $750,000 per year.

COMPANY  PERFORMANCE
--------------------

Company performance for the three months ended March 31, 2002 as measured by net income before cumulative effect of accounting change reflected significant improvement over both the quarters ending December 31 and March 31, 2001. Management believes the improvement was substantially the result of its emphasis on spending reductions and cost controls, streamlined reporting, creation of a national sales organization and a new sales incentive program designed to increase base business implemented in the fourth quarter of 2001 and first quarter of 2002. The Company does not expect performance for the quarter ending June 30, 2002 to equal the quarter ended March 31, 2002 as a large one-time contract was completed at Richland in March 2002. Other large contracts currently in progress are expected to have a positive impact, but lesser than the first quarter impact of the Alaska Army Corps of Engineers contract, in the second quarter of 2002.

SEASONAL  EFFECTS
-----------------

Operating revenues are generally lower in the winter months than the warmer summer months when short duration, one-time remediation projects tend to occur. However, both disposal and processing revenue are more affected by market conditions than seasonality.

CAPITAL  RESOURCES  AND  LIQUIDITY
----------------------------------

On March 31, 2002, cash equivalents totaled $1,741,000, a decrease of $2,735,000 from December 31, 2001. The decrease in cash was primarily due to repayment of debt. A further decrease in cash balances maintained is expected as improved cash management will allow non-interest earning cash to be used to repay interest-bearing debt. The Company's "days sales outstanding" decreased in the first quarter to 69 days at March 31, 2002, compared to 83 days at December 31, 2001. Further improvements in cash and receivable balances are expected based on additional effort on these balances planned for the quarter ending June 30, 2002.

As of March 31, 2002 the Company's liquidity, as measured by the current ratio, was constant at .7:1 at March 31, 2002 and December 31, 2001. The Company's working capital deficit decreased to $7,590,000 at March 31, 2002 from $10,568,000 on December 31, 2001. The primary reason for the increase in working capital was the completion of processing and disposal contracts billed in the previous quarter.

Since December 31, 2001, the Company's leverage has decreased, as evidenced by debt to equity ratio of .9:1.0 at March 31, 2002, compared to 2.3:1.0 at fiscal year-end 2001. The debt to equity ratio is defined as total debt divided by shareholders equity. This decrease in the Company's leverage is principally the result of the implementation of SFAS 143 as more fully described in Note 5 to the financial statements and the full retention of earnings.

The Company maintains a banking relationship with Wells Fargo Bank in Boise, Idaho that provides an $8,000,000 line of credit expiring in October 2002. As of March 31, 2002, the Company had borrowed $1,500,000 on the line of credit, which was repaid to a zero balance on April 5, 2002.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company does not maintain equities, commodities, derivative, or any other instruments for trading or any other purposes, and also does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets as the amount held is the minimum requirement imposed by insurance or government agencies. At March 31, 2002, $243,000 is held in short term pledged investment accounts and $740,000 in tax refunds is due from the Federal Government. Together these items earn interest at approximately 5% and comprise 1.1% of assets.

The Company has minimal interest rate risk on debt instruments, as management has preferred fixed rate instruments to the risk incurred by variable rate instruments. At March 31, 2002, $1,500,000 of variable rate debt is owed under the line of credit and is accruing interest at the rate of 5.5%. The $1,500,000 line of credit balance comprises 3.2% of the Company's capital.

PART  II  OTHER  INFORMATION.
-----------------------------
ITEM  1.   LEGAL  PROCEEDINGS.

Except as described below, there were no material developments with regard to previously reported legal proceedings:

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL.,  CASE  NO.  3-99CV2626-L,  U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---
On May 10, 2002, the Company signed a settlement agreement with General Motors ("GM") related to a claim previously brought by GM regarding a waste disposal contract between GM and the Company's Winona, Texas facility in the early 1990's. Without admitting fault or wrongdoing, the Company agreed to pay GM $1,040,000 of which $300,000 was accrued as of December 31, 2001. The remaining $740,000 was accrued as of March 31, 2002.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW
-------------------------------------------------
YORK,  COUNTY  OF  NEW  YORK;  CASE  NO.  604662/99
On February 12, 2002, the Company settled a dispute with National Union Fire Insurance Company of Pittsburgh and other entities ("National") related to indemnification of the above GM claim. The Company received a $250,000 payment and dismissed all claims against National. The $250,000 was recognized as other income during the quarter-ending March 31, 2002.

US  ECOLOGY,  INC.  V.  DAMES  &  MOORE,  INC., CASE  NO. CV OC 0101396D, FOURTH
-----------------------------------------------
JUDICIAL DISTRICT  COURT,  ADA  COUNTY,  IDAHO
On May 3, 2002, the Company settled a dispute with Dames & Moore, Inc.\URS ("URS") over URS' alleged failure to pay for work performed under contract at Brookhaven National Laboratory ("BNL"). Pursuant a settlement agreement, URS has agreed to pay the Company $700,000 no later than May 31, 2002, of which $600,000 was previously recorded as revenue.

Earlier, on March 20, 2002, the Company settled a related payment dispute with BNL relating to storage of cement ducts at the Company's Oak Ridge facility. BNL agreed to pay $86,000 for storage of the ducts, which was recorded as revenue in the first quarter.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.
On April 24, 2002 the Company filed a motion for summary judgment seeking dismissal of the Beatty patent infringement lawsuit (the "Manchak" case). The Company expects to file additional motions contesting the matter during the second quarter of 2002. Additionally, the Company has opened a dialogue with the plaintiffs regarding the possibility of settlement, although the possibility of settlement cannot be predicted. The Company continues to maintain that it did not violate any Manchak patents.

FEDERAL  RCRA  INVESTIGATION  AT  THE  OAK  RIDGE,  TENNESSEE  FACILITY
-----------------------------------------------------------------------
In April 2002, Company management met with an Assistant US Attorney for Eastern Tennessee and the Federal investigators involved in the case to discuss the status of the investigation concerning unlicensed storage of hazardous waste from 1994 to 1999. The Company continues to cooperate fully with all Federal agencies involved.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO
In a case regarding the Company's construction and operation of a State-licensed, low-level radioactive waste facility in Ward Valley, California, a peremptory writ filed by the Company resulted in the appointment of a new

Judge in the case in Superior Court for the County of San Diego. At a January 2002 scheduling conference, the new Judge tentatively set a trial date of January 2003. Discovery is ongoing and a status conference is tentatively scheduled for July 2002.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA
In a case regarding the Company's construction and a operation of a low-level radioactive waste facility in Butte, Nebraska, a number of motions filed by the State of Nebraska seeking dismissal of the matter or judicial review of specific issues were denied during the first quarter of 2002. The trial will begin on June 3, 2002 and will be heard by the judge without a jury.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

As of March 31, 2002, the Company had accrued $1,292,000 of dividends on the Series D Preferred Stock whose payment is prohibited by the Line of Credit. The accrued dividend is included in long term debt due to the uncertainty over when it will ultimately be paid.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  No  exhibits  are  filed  as  part  of  this  report.
     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION
                          (Registrant)


Date:  May 13, 2002       By:_____________________________
                          Stephen A. Romano
                          President, Chief Executive Officer and Chief Operating
                          Officer

Date:  May 13, 2002       By:_____________________________
                          James R. Baumgardner
                          Senior Vice President, Chief Financial Officer,
                          Secretary and Treasurer