Form 10-Q
period 2002-06-30
AMERICAN ECOLOGY CORP
filed 2002-08-14
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT
                                     OF 1934

                  For the Quarterly Period Ended June 30, 2002


                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

        For the transition period from ______________ to ______________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                       95-3889638
               --------                                       ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                   Identification Number)

             Lakepointe Centre I,
          300 E. Mallard, Suite 300
                Boise, Idaho                                83706
                ------------                                -----
     (Address of principal executive offices)             (Zip Code)



                                 (208) 331-8400
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]

At August 12, 2002, Registrant had outstanding 14,423,496 shares of its Common Stock.

                                  AMERICAN ECOLOGY CORPORATION
                              QUARTERLY REPORT ON FORM 10-Q FOR THE
                                THREE MONTHS ENDED JUNE 30, 2002


                                        TABLE OF CONTENTS


                                 PART I.  FINANCIAL INFORMATION



                                                                                            PAGE
Item 1.        Financial Statements
               Consolidated Balance Sheets
                 (Unaudited)                                                                   4

               Consolidated Statements of Operations
                 (Unaudited)                                                                   5

               Consolidated Statements of Cash Flows
                  (Unaudited)                                                                  6

               Notes to Consolidated Financial Statements                                      7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                     11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                     19


                                     PART II. OTHER INFORMATION


Item 1.        Legal Proceedings                                                              20

Item 2.        Changes in Securities and Use of Proceeds                                      21

Item 3.        Defaults upon Senior Securities                                                21

Item 4.        Submission of Matters to a Vote of Security Holders                            21

Item 5.        Other Information                                                              22

Item 6.        Exhibits and Reports on Form 8-K                                               22

               Signatures                                                                     23

OFFICERS
--------
Stephen A. Romano
Chief Executive Officer, President and Chief
Operating Officer

James R. Baumgardner
Senior Vice President, Chief Financial Officer
Treasurer and Secretary

Michael J. Gilberg
Vice President and Controller

DIRECTORS
---------
Roger P. Hickey, Chairman
President
Chicago Partners

Rotchford L. Barker
Independent Businessman

John M. Couzens
President and Chief Executive Officer
Qwest Digital Media

Roy C. Eliff
Independent Businessman

Edward F. Heil
Sole Member
E.F. Heil, LLC

Stephen A. Romano
Chief Executive Officer, President and Chief
Operating Officer

Paul F. Schutt
Chairman of the Board
Nuclear Fuel Services, Inc.




CORPORATE  OFFICE
-----------------
Lakepointe Centre I
American Ecology Corporation
300 East Mallard Drive, Suite 300
Boise, Idaho 83706
(208) 331-8400
(208) 331-7900 (fax)
www.americanecology.com
-----------------------


COMMON  STOCK
-------------
American Ecology Corporation's common stock trades on the Nasdaq National Market under the symbol ECOL.


FINANCIAL  REPORTS
------------------
A copy of American Ecology Corporation
Financial Reports, filed with the
Securities and Exchange Commission,
may be obtained by writing to:
Lakepointe Centre I
300 E. Mallard, Suite 300
Boise, Idaho 83706
or at www.americanecology.com
      -----------------------


TRANSFER AGENT
--------------
Mellon Investor Services LLC
Overpeck Centre
85 Challenger Road
Ridgefield Park, New Jersey 07660
(201) 296-4000
or at www.mellon-investor.com
      -----------------------


AUDITOR
-------
Balukoff, Lindstrom & Co., P.A.
877 West Main Street, Suite 805
Boise,  Idaho  83702
(208)  344-7150

PART  I.          FINANCIAL INFORMATION
---------------------------------------
ITEM  1.  FINANCIAL  STATEMENTS.

                                       AMERICAN ECOLOGY CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)
                                   ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                                 June 30,    December 31,
                                                                                   2002          2001
                                                                                ----------  --------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $     417   $       4,476
     Receivables (trade and other), net of allowance for
          doubtful accounts of $702 and $1,176 respectively                        13,620          12,674
     Income tax receivable                                                            740             740
     Prepayments and other                                                          1,209           1,881
                                                                                ----------  --------------
          Total current assets                                                     15,986          19,771

Cash and investment securities, pledged                                               243             243
Property and equipment, net                                                        39,823          34,265
Facility development projects                                                      27,430          27,430
Other assets                                                                        3,820           5,115
                                                                                ----------  --------------
          Total assets                                                          $  87,302   $      86,824
                                                                                ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                          $   9,813   $       9,860
     Short term line of credit                                                         --           5,000
     Accounts payable                                                               2,573           2,408
     Accrued liabilities                                                            7,405          12,121
     Current portion of accrued closure and post closure obligations                1,016             700
     Income taxes payable                                                             190             250
                                                                                ----------  --------------
          Total current liabilities                                                20,997          30,339

Long term accrued liabilities                                                       2,156           1,843
Long term debt, excluding current portion                                           1,892           2,593
Closure and post closure obligation, excluding current portion                     13,787          25,633
Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                     --              --
     Series D cumulative convertible preferred stock, $.01 par value,
          100,001 authorized and issued, 5,263 shares converted and retired             1               1
     Series E redeemable convertible preferred stock, $10.00 par value,
          300,000 authorized and issued, 300,000 shares converted and retired          --              --
     Common stock, $.01 par value, 50,000,000 authorized, 14,423,496
          and 13,766,485 shares issued and outstanding respectively                   144             138
     Additional paid-in capital                                                    55,630          54,637
     Retained earnings (deficit)                                                   (7,305)        (28,360)
                                                                                ----------  --------------
             Total shareholders' equity                                            48,470          26,416
                                                                                ----------  --------------
      Total liabilities and shareholders' equity                                $  87,302   $      86,824
                                                                                ==========  ==============

See  notes  to  consolidated  financial  statements.

                                                   AMERICAN ECOLOGY CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                              ($ IN 000'S EXCEPT PER SHARE AMOUNTS)



                                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                                 --------------------------------  ------------------------------
                                                                      2002             2001            2002            2001
                                                                 --------------  ----------------  ------------  ----------------
Revenue                                                          $      16,781   $        13,731   $    35,158   $        26,597
Direct operating costs                                                  10,858             8,974        20,941            16,449
                                                                 --------------  ----------------  ------------  ----------------

Gross profit                                                             5,923             4,757        14,217            10,148
Selling, general and administrative expenses                             3,441             4,935         8,279             8,996
                                                                 --------------  ----------------  ------------  ----------------
Income (loss) from operations                                            2,482              (178)        5,938             1,152

Investment income                                                            5                34            16               208
Interest expense                                                           236               346           524               604
Gain on sale of assets                                                      43                66            83               112
Other income (loss)                                                       (119)              788          (584)            1,024
                                                                 --------------  ----------------  ------------  ----------------

Net income before income taxes                                           2,175               364         4,929             1,892
Income tax expense                                                          --                38            --                84
                                                                 --------------  ----------------  ------------  ----------------

Net income before cumulative effect of accounting change                 2,175               326         4,929             1,808
Cumulative effect of accounting change                                      --                --        16,323                --
                                                                 --------------  ----------------  ------------  ----------------

Net income                                                               2,175               326        21,252             1,808
Preferred stock dividends                                                   99                99           197               196
                                                                 --------------  ----------------  ------------  ----------------

Net income available to common shareholders                      $       2,076   $           227   $    21,055   $         1,612
                                                                 ==============  ================  ============  ================

Basic earnings from continuing operations                                  .14               .02           .34               .12
Basic earnings from cumulative effect of accounting change                  --                --          1.15                --
                                                                 --------------  ----------------  ------------  ----------------
Basic earnings per share                                         $         .14   $           .02   $      1.49   $           .12
                                                                 ==============  ================  ============  ================

Diluted earnings from continuing operations                                .12               .01           .30               .09
Diluted earnings from cumulative effect of accounting change                --                --          1.04                --
                                                                 --------------  ----------------  ------------  ----------------
Diluted earnings per share                                       $         .12   $           .01   $      1.34   $           .09
                                                                 ==============  ================  ============  ================

Dividends paid per common share                                  $          --   $            --   $        --   $            --
                                                                 ==============  ================  ============  ================

Pro forma results as if FAS 143 was implemented January 1, 2001:

Net income before cumulative effect of accounting change, as     $       2,175   $           326   $     4,929   $         1,808
previously reported
Less pro forma accretion of closure and post closure liability              --              (252)           --              (504)
Less pro forma amortization of closure asset                                --               (70)           --              (140)
Plus previous closure and post closure liability expenses                   --               170            --               374
                                                                 --------------  ----------------  ------------  ----------------
Pro forma net income                                             $       2,175   $           174   $     4,929   $         1,538
                                                                 ==============  ================  ============  ================

See  notes  to  consolidated  financial  statements.

                                  AMERICAN ECOLOGY CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                          ($ in 000's)



                                                                   Six Months Ended June 30,
                                                                     2002            2001
                                                                --------------  ---------------
Cash flows from operating activities:
     Net income                                                 $      21,252   $        1,808
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
        Depreciation, amortization, and accretion                       3,648            2,659
        Cumulative effect of accounting change                        (16,323)              --
        (Gain) on sale of assets                                          (83)            (112)
     Changes in assets and liabilities:
        Receivables                                                      (946)           1,655
        Other assets                                                      137           (2,490)
        Accounts payable and accrued liabilities                       (4,725)          (4,611)
        Income tax payable                                                (60)             157
        Facility closure and post closure obligations                    (487)              48
                                                                --------------  ---------------
             Total adjustments                                        (18,839)          (2,694)
                                                                --------------  ---------------

Net cash provided (used) by operating activities                        2,413             (886)

Cash flows from investing activities:
        Capital expenditures                                           (1,806)          (3,428)
        Proceeds from sales of assets                                      83              112
        Acquisition of Envirosafe Services of Idaho, Inc.                  --            2,575
        Transfers from cash and investment securities, pledged             --              435
                                                                --------------  ---------------
Net cash provided (used) by investing activities                       (1,723)            (306)

Cash flows from financing activities:
        Proceeds from issuances and indebtedness                           12            4,200
        Payments of indebtedness                                       (5,760)          (6,396)
        Stock options and warrants exercised                              999               39
                                                                --------------  ---------------
Net cash (used) by financing activities                                (4,749)          (2,157)

Decrease in cash and cash equivalents                                  (4,059)          (3,349)
Cash and cash equivalents at beginning of period                        4,476            4,122
                                                                --------------  ---------------
Cash and cash equivalents at end of period                      $         417   $          773
                                                                ==============  ===============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest expense                                        $         524   $          604
        Income taxes                                                       60              160
Non-cash investing and financing activities:
        Acquisition of equipment with notes/capital leases                 --              850
        Acquisition of Envirosafe Services of Idaho, Inc.                  --           18,541
        Preferred stock dividends accrued                                 197              196
        Transfer of prepaid assets to settle closure liability            462               --

See  notes  to  consolidated  financial  statements.

AMERICAN  ECOLOGY  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position of American Ecology Corporation and its wholly-owned subsidiaries (the "Company") and the results of operations and cash flows. These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation, none of which affect previously recorded net income.

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

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                           -------------------------------  -----------------------------
(in thousands)                                                  2002             2001           2002            2001
                                                           ---------------  --------------  -------------  --------------
Net income before cumulative effect of accounting change   $         2,175  $          326  $       4,929  $        1,808
Cumulative effect of accounting change                                  --              --         16,323              --
                                                           ---------------  --------------  -------------  --------------
Net income                                                           2,175             326         21,252           1,808

Less preferred stock dividends                                          99              99            197             196
                                                           ---------------  --------------  -------------  --------------

Net income available to common shareholders                $         2,076  $          227  $      21,055  $        1,612
                                                           ===============  ==============  =============  ==============

Weighted average shares outstanding:
  Common shares                                                     14,408          13,749         14,094          13,749
  Effect of dilutive shares                                          2,236           3,696          1,635           3,696
                                                           ---------------  --------------  -------------  --------------

Weighted average shares outstanding                                 16,644          17,445         15,729          17,445
                                                           ===============  ==============  =============  ==============


NOTE  3.  EQUITY

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") that were retired in 1998. The Series E stock carried 3,000,000 warrants with a $1.50 per share exercise price, which expire July 1, 2003.

On March 29, 2002, a Series E warrant holder then serving on the Board of Directors exercised 650,000 Series E warrants. The Company issued 650,000 shares of common stock and received cash of $975,000 in this transaction. At June 30, 2002 there were 2,350,000 Series E warrants outstanding, which expire July 1, 2003.

NOTE  4.  OPERATING  SEGMENTS

The Company operates through three segments, Operating Disposal Facilities, Non-Operating Disposal Facilities, and Processing and Field Services. These segments reflect the Company's internal reporting structure and services offered, and is consistent with management's view of the business. The Operating Disposal Facility segment represents facilities currently accepting hazardous, non-hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities that no longer accept waste or require additional approvals to begin operation. The Processing and Field Services segment aggregates, volume-reduces, and performs remediation and other services on radioactive and other hazardous material, but excludes processing performed at the disposal facilities.

Income taxes are assigned to Corporate. All other items are included in their originating segment. Inter-company transactions have been eliminated from the segment information and are not significant between segments.
Quarterly financial information for the Company's reportable segments is summarized below.

                                      OPERATING    NON-OPERATING    PROCESSING
($in 000's)                           DISPOSAL       DISPOSAL       AND FIELD
                                     FACILITIES     FACILITIES       SERVICES     CORPORATE    TOTAL
THREE MONTHS ENDED JUNE 30, 2002
--------------------------------
Revenue                              $    11,089  $          113   $     5,579   $       --   $16,781
Direct cost                                6,140             277         4,441           --    10,858
                                     -----------  ---------------  ------------  -----------  --------
Gross profit (loss)                        4,949            (164)        1,138           --     5,923
S,G&A                                      1,869             (25)          807          790     3,441
                                     -----------  ---------------  ------------  -----------  --------
Income (loss) from operations              3,080            (139)          331         (790)    2,482
Investment income                             --              --            --            5         5
Gain on sale of assets                        43              --            --           --        43
Interest expense                             227              --             8            1       236
Other income (expense)                         7               3          (256)         127      (119)
                                     -----------  ---------------  ------------  -----------  --------
Income before extraordinary items          2,903            (136)           67         (659)    2,175
and taxes
Extraordinary item and taxes                  --              --            --           --        --
Net income (loss)                    $     2,903  $         (136)  $        67   $     (659)  $ 2,175
Depreciation and accretion expense   $     1,548  $          105   $       126   $       12   $ 1,791
Total Assets                         $    46,807  $       27,491   $     9,282   $    3,722   $87,302
THREE MONTHS ENDED JUNE 30, 2001
--------------------------------
Revenue                              $    11,014  $           18   $     2,699   $       --   $13,731
Direct Cost                                5,857             163         2,954           --     8,974
                                     -----------  ---------------  ------------  -----------  --------
Gross Profit                               5,157            (145)         (255)          --     4,757
S,G&A                                      2,244             139         1,082        1,470     4,935
                                     -----------  ---------------  ------------  -----------  --------
Income (loss) from operations              2,913            (284)       (1,337)      (1,470)     (178)
Investment income                              8               6            --           20        34
Gain on sale of assets                        56              --            10           --        66
Interest expense                             324              --            16            6       346
Other income                                 286              --            --          502       788
                                     -----------  ---------------  ------------  -----------  --------
Income before extraordinary items          2,939            (278)       (1,343)        (954)      364
and taxes
Extraordinary item and taxes                  --              --            --           38        38
                                     -----------  ---------------  ------------  -----------  --------
Net Income                           $     2,939  $         (278)  $    (1,343)  $     (992)  $   326
Depreciation Expense                 $     1,281  $           --   $       107   $       15   $ 1,403
Total Assets                         $    44,268  $       27,448   $     6,769   $    2,775   $81,260
SIX MONTHS ENDED JUNE 30, 2002
------------------------------
REVENUE                              $    25,065  $          180   $     9,913   $       --   $35,158


DIRECT COST                               12,434             580         7,927           --    20,941
                                     -----------  ---------------  ------------  -----------  --------
GROSS PROFIT                              12,631            (399)        1,985           --    14,217
S,G&A                                      4,707              55         1,920        1,597     8,279
                                     -----------  ---------------  ------------  -----------  --------
INCOME (LOSS) FROM OPERATIONS              7,924            (454)           65       (1,597)    5,938
INVESTMENT INCOME                              8              --            --            8        16
GAIN ON SALE OF ASSETS                        83              --            --           --        83
INTEREST EXPENSE                             460              --            16           48       524
OTHER INCOME (EXPENSE)                        32            (487)         (256)         127      (584)
                                     -----------  ---------------  ------------  -----------  --------
INCOME BEFORE EXTRAORDINARY                7,587            (941)         (207)      (1,510)    4,929
ITEMS AND TAXES
EXTRAORDINARY ITEM AND TAXES                  --              --            --           --        --
                                     -----------  ---------------  ------------  -----------  --------
CUMULATIVE EFFECT OF ACCOUNTING           18,165           1,548        (3,390)          --    16,323
                                     -----------  ---------------  ------------  -----------  --------
CHANGE
NET INCOME                           $    25,752  $          607   $    (3,597)  $   (1,510)  $21,252
DEPRECIATION EXPENSE                 $     3,118  $          229   $       269   $       32   $ 3,648
TOTAL ASSETS                         $    46,807  $       27,491   $     9,282   $    3,722   $87,302
SIX MONTHS ENDED JUNE 30, 2001
------------------------------
Revenue                              $    21,317  $           21   $     5,259   $       --   $26,597
Direct Cost                               10,673             554         5,222           --    16,449
                                     -----------  ---------------  ------------  -----------  --------
Gross Profit                              10,644            (533)           37           --    10,148
S,G&A                                      3,825             139         2,201        2,831     8,996
                                     -----------  ---------------  ------------  -----------  --------
Income (loss) from operations              6,819            (672)       (2,164)      (2,831)    1,152
Investment income                            167               7            --           34       208
Gain on sale of assets                        93              --            19           --       112
Interest expense                             539              --            33           32       604
Other income                                 362              --            --          662     1,024
                                     -----------  ---------------  ------------  -----------  --------
Income before extraordinary items          6,902            (665)       (2,178)      (2,167)    1,892
and taxes
Extraordinary item and taxes                  --              --            --           84        84
                                     -----------  ---------------  ------------  -----------  --------
Net Income                           $     6,902  $         (655)  $    (2,178)  $   (2,251)  $ 1,808
Depreciation Expense                 $     2,407  $           --   $       220   $       32   $ 2,659
Total Assets                         $    44,268  $       27,448   $     6,769   $    2,775   $81,260


NOTE  5.  CUMULATIVE  EFFECT  OF  ACCOUNTING  CHANGE

As previously reported, the Company implemented Statement of Financial Accounting Standards 143, Accounting for Asset Retirement Obligations (FAS 143) effective January 1, 2002. FAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the asset. Previously, the Company recorded a Closure and Post Closure Obligation for the pro-rata amount of disposal space used to the original space available. On January 1, 2002, in accordance with FAS 143, this obligation was valued at the current closure cost, increased by a cost of living adjustment for the estimated time of payment, and discounted back to present value. A previously unrecognized asset was also recorded.

Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated consistent with Statement of Financial Accounting Standards No. 5. The Company performs periodic reviews of both non-operating and operating sites and revises accruals for estimated post-closure, remediation and other costs as necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors.

Changes to reported closure and post closure obligations were as follows (in thousands):

December 31, 2001 obligation               $ 26,333
January 1, 2002 implementation of FAS 143   (11,130)
Accretion of obligation                         550
Payment of obligation                          (847)
Adjustment of obligation                       (103)
                                           ---------
June 30, 2002 obligation                   $ 14,803
                                           =========


At June 30, 2002, $243,000 of pledged cash and investment securities were legally restricted for purposes of settling the closure and post closure obligation.

Cumulative  effect  of accounting change is comprised as follows (in thousands):

Reduction in closure and post closure obligation       $11,130
Initial recognition of closure and post closure asset    5,193
                                                       -------
Cumulative effect of implementation of FAS 143         $16,323
                                                       =======


NOTE  6.   LINE  OF  CREDIT

The Company has in place an $8,000,000 revolving line of credit facility with a financial institution. The line of credit is secured by the Company's accounts receivable. At June 30, 2002 and December 31, 2001, the outstanding balance on the revolving line of credit was $0 and $5,000,000, respectively. The Company borrows and repays according to business demands and availability of cash. On April 5, 2002 the Company repaid $1,500,000, bringing the balance to $0 and has not drawn funds since that date. The line of credit is scheduled to mature on October 15, 2002. The Company is currently negotiating renewal.

NOTE  7.  LITIGATION

 Significant developments have occurred on the following legal matters since December 31, 2001:

MANCHAK  V.  US  ECOLOGY, INC., CIVIL ACTION NO. 96-494, U.S. DISTRICT COURT FOR
-------------------------------
THE  DISTRICT  OF  NEVADA.
On April 24, 2002 the Company filed a motion for summary judgment seeking dismissal of a patent infringement lawsuit (the "Manchak" case) involving the Company's Beatty facility. The Company expects to file an additional motion contesting the patent's validity in the third quarter of 2002. The Company does not believe it infringed any Manchak patents. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

FEDERAL  RCRA  INVESTIGATION  AT  THE  OAK  RIDGE,  TENNESSEE  FACILITY
-----------------------------------------------------------------------
On August 8, 2002 counsel for subsidiary American Ecology Recycle Center (AERC) entered a guilty plea in United States District Court for the Eastern District of Tennessee to a single felony count of storing hazardous waste without the necessary permit at the subsidiary's Oak Ridge facility from 1997 to 2000. AERC also paid a $10,000 fine. The plea agreement recognizes the subsidiary's recent, voluntary contributions of $12,500 to the Tennessee Wildlife Resources Agency and $12,500 to the Tennessee Valley Authority Police to support environmental training and enforcement. The plea agreement resolves all outstanding matters concerning the Federal RCRA Investigation at the Oak Ridge, Tennessee facility.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO
Discovery is ongoing in this litigation, which alleges that the State of California breached its promise to the Company to employ its best efforts to acquire a site for the Company to construct and operate a low-level radioactive waste disposal facility in California. Trial is set to begin in January 2003. The Company is seeking more than $162 million from the State. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
--------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA
The trial in U.S. District Court concluded on August 3, 2002. US Ecology and other plaintiffs seek monetary damages and are contesting the State of Nebraska's proposed denial of a license to construct and operate a low-level radioactive waste facility in Butte, Nebraska, alleging that the state acted in bad faith in denying the license. Judge Richard Kopf stated his intention at trial to rule around the end of September 2002. The Company is seeking more than $6.2 million in this matter. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

MATTIE CUBA, ET. AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET.
--------------------------------------------------------------------------------
AL.,  CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK COUNTY, TEXAS
----
The Company has filed a no evidence motion for summary judgment in this matter. On August 7, the judge in the case ruled that the plaintiffs had another 90 days to complete discovery and depositions in the matter. Although no assurance can be made, the Company believes the plaintiffs' case is without merit and will continue to vigorously contest the matter. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL.,  CASE  NO.  3-99CV2626-L,  U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---
On May 10, 2002, the Company settled a long running dispute with General Motors Corporation ("GM") resolving a claim brought by GM regarding a waste disposal contract between GM and the Company's Winona, Texas facility in the early 1990s. Without admitting fault or wrongdoing, the Company paid GM $1,040,000 of which $300,000 was accrued as of December 31, 2001. The remaining $740,000 was accrued as of March 31, 2002. This matter is now fully resolved.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH,  ET  AL INCL. AEC, AEESC, AEMC AND AESC, CASE NO. 604662/99, SUPREME
---------------------------------------------------
COURT OF STATE OF NEW YORK, COUNTY OF NEW YORK.
On February 12, 2002, the Company settled a dispute with National Union Fire Insurance Company of Pittsburgh and other entities ("National") related to indemnification of the above General Motors claim. The Company received a $250,000 payment and dismissed all claims against National. The $250,000 was recognized as Other Income during the quarter-ending March 31, 2002. This matter is now fully resolved.

US ECOLOGY, INC. V. DAMES & MOORE, INC.,CASE NO. CV OC 0101396D, FOURTH JUDICIAL
----------------------------------------
DISTRICT  COURT,  ADA  COUNTY,  IDAHO
On May 3, 2002, the Company settled a dispute with Dames & Moore, Inc.\URS ("URS") over URS' alleged failure to pay for work performed under contract at Brookhaven National Laboratory ("BNL"). Pursuant to a settlement agreement, URS paid the Company $700,000 in May 2002, of which $600,000 was previously recorded as revenue. This matter is now fully resolved.

On March 20, 2002, the Company settled a related dispute with BNL by which BNL paid $86,000. This amount was recorded as revenue in the first quarter of 2002. This matter is now fully resolved.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO, CASES 10-CA-30847  AND 10-CA-31149, U.S. SIXTH CIRCUIT COURT OF
----------------
APPEALS.
In June 2002, the Company paid $1,027,000 to settle a grievance filed by the Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") alleging that US Ecology engaged in unfair labor practices. $871,000 was previously accrued for settlement. The additional $156,000 was recorded under Other Expense in June 2002. The past grievance is now fully resolved and the Company is currently negotiating with the Union on a new collective bargaining agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, compliance with and changes to applicable laws and regulations, exposure to litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor issues, and loss of major contracts. The audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2001 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on our current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2001.

Unless otherwise described, changes discussed relate to the increase or decrease from the three and six-month periods ended June 30, 2001 to the three and six-month periods ended June 30, 2002.

INTRODUCTION
------------

The Company is a hazardous, non-hazardous, and radioactive waste management company providing treatment and disposal solutions to commercial and government entities including, but not limited to nuclear power plants, petro-chemical refineries, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's five fixed waste disposal facilities and one processing facility. Fees are also charged for field investigations, waste removal and transportation to fixed facilities operated by the Company and others. The Company and its predecessors have been in business for 50 years.

In October 2001, new management was appointed and the Company was reorganized to focus on optimizing performance of its core disposal assets. Management believes that this restructuring has begun to yield significant benefits including improved market penetration, clearer organizational accountability, cost savings through reduced corporate overhead and spending controls, and improved utilization of operating assets. For the three and six-months ending June 30, 2002, the Company's revenue and earnings have shown significant growth, principally due to the new management's teams strategy.

On April 18, 2002, the Company entered into a five-year lease for approximately 8,500 square feet of commercial office space in Boise, Idaho, which the Company moved into on July 1, 2002. Effective July 1 2002, the Company's new address is Lakepointe Centre I, 300 E. Mallard Drive, Suite 300, Boise, ID 83706.

OVERALL  COMPANY  PERFORMANCE
-----------------------------

On a consolidated basis, the Company's financial performance for the three and six-months ended June 30, 2002 as measured by net income before cumulative effect of accounting change reflected a material improvement over any first half financial performance since the Company went public in 1984. Management believes this improvement is due to the turn-around plan and restructuring implemented late last year. This plan focused on spending reductions, cost controls, streamlined reporting, the creation of a national sales organization and the implementation of a new sales incentive program designed to increase revenue and earnings.

The Company expects continued profitability in the second half of 2002, but does not expect it's financial performance in the second half to equal its the record first half performance. This is mostly due to the completion of a large Army Corps project and several large Field Services projects that were mostly completed in the first half. Additionally, the need to enhance operational performance at the Beatty and Oak Ridge facilities will continue to consume resources into the fourth quarter of 2002 and most likely continue to be drag on earnings. However, there are large disposal and field services projects currently in progress or anticipated that are expected to have a positive impact on the second half of 2002, particularly at the Company's Grand View facility.

A significant portion of the Company's record year financial results revenue is attributable to discrete clean-ups ("event business"). This variability in revenue and earnings performance is expected quarter to quarter, depending on the relative contribution from single event business during the reporting period. Management's strategy is to secure substantial base or recurring business while simultaneously pursuing these large event opportunities. This takes advantage of the high fixed cost nature of the business, since the incremental event business contribution is expected to produce high margins assuming fixed costs are covered by the base business.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. It is unlikely that changes in most estimates and assumptions would materially change the Company's financial position and results of operations. Litigation and disposal facility accounting however, requires subjective judgments, estimates, and assumptions that would likely produce a materially different financial position and result of operation if different judgments, estimates, or assumptions were used.

The Company has been involved in litigation requiring estimates of the timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. Approximately $900,000 is included as an Other Expense for litigation where the Company was the defendant in the six-month period ending June 30, 2002. The Company also has recorded $27,430,000 for facility development costs, which may not be realizable if the Company does not recover monetary damages from the State of California and the State of Nebraska or the disposal projects in these states do not become operational. The decision to accrue costs or write off assets is based upon the specific facts and circumstances related to each case and management's evaluation of changing circumstances.

Accounting for disposal facilities requires numerous subjective and complex judgments, estimates, and assumptions that materially affect financial position and results of operations. In general terms, a disposal unit development asset exists for the cost of building usable disposal space and a closure liability exists for capping and monitoring the disposal unit once this space has been filled. Major assumptions and judgments used to calculate disposal unit development assets and closure liabilities are as follows:

Personnel and equipment costs incurred in construction of a disposal cell are identified by management and capitalized as the disposal unit development asset.

The disposal unit development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering inspection reports are used to determine the remaining volume available. These take into account volume, compaction rates, and space reserved for capping the filled disposal units.

The closure liability is the present value based on a current cost estimate prepared by an independent engineering firm of the costs to close and monitor disposal units. Management estimates the timing of payment and then accretes the current cost estimate by an estimated cost of living, and then discounts the accreted current cost estimate back to a present value. The final payments of the closure liability are currently estimated as being paid in 2056.

RESULTS  OF  OPERATIONS
-----------------------


The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to revenues:

                                            Three Months Ended                      Six Months Ended
                                  --------------------------------------  -------------------------------------
($in 000's)                          June 30, 2002      June 30, 2001       June 30, 2002       June 30, 2001
                                  ------------------  ------------------  ------------------  -----------------
                                      $         %         $         %         $         %        $         %
                                  ---------  -------  ---------  -------  ---------  -------  --------  -------
Revenue                             16,781              13,731              35,158              26,597
Direct operating costs              10,858     64.7%     8,974     65.4%    20,941     59.6%    16,449    61.8%
                                  ---------           ---------           ---------           --------

Gross profits                        5,923     35.3%     4,757     34.6%    14,217     40.4%    10,148    38.2%
SG & A                               3,441     20.5%     4,935     35.9%     8,279     23.5%     8,996    33.8%
                                  ---------           ---------           ---------           --------

Income from operations               2,482     14.8%      (178)    -1.3%     5,938     16.9%     1,152     4.3%

Investment income                        5      0.0%        34       .2%        16      0.0%       208     0.8%
Gain on sale of assets                  43      0.3%        66      0.5%        83      0.2%       112     0.4%
Interest expense                       236      1.4%       346      2.5%       524      1.5%       604     2.3%
Other income (expense)                (119)    -0.7%       788      5.7%      (584)    -1.7%     1,024     3.9%
                                  ---------           ---------           ---------           --------

Net income before income taxes       2,175     13.0%       364      2.7%     4,929     14.0%     1,892     7.1%
Income tax expense                      --      0.0%        38      0.3%        --      0.0%        84     0.3%
                                  ---------           ---------           ---------           --------

Net income before cumulative         2,175     13.0%       326      2.4%     4,929     14.0%     1,808     6.8%
effect of accounting change
Cumulative effect of accounting         --      0.0%        --      0.0%    16,323     46.4%        --     0.0%
                                  ---------           ---------           ---------           --------
change

Net income                           2,175     13.0%       326      2.4%    21,252     60.4%     1,808     6.8%

Preferred stock dividends               99      0.6%        99      0.7%       197      0.6%       196     0.7%
                                  ---------           ---------           ---------           --------

Net income available to common
shareholders                         2,076     12.4%       227      1.7%    21,055     59.9%     1,612     6.1%
                                  =========           =========           =========           ========


COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001
----------------------------------------------------------------

REVENUE
-------

For the three months ended June 30, 2002, the Company reported consolidated revenue of $16,781,000, a 22% increase over the $13,731,000 reported for the same period in 2001. During the three months ending June 30, 2002, $742,000 or 4% of revenue, represented work performed for the U.S. Army Corps of Engineers.

In the fourth quarter of 2001, the Company sold certain under-performing, non-core business operations that represented $1,166,000 of revenue in the three months ended June 30, 2001. The Company did not report revenue for these closed or sold business units in the first or second quarters of 2002. When the three-month revenue in 2001 is adjusted, comparable revenue for 2002 was 34% higher over the same period last year.

During the three months ended June 30, 2002, revenue at the Richland, Washington LLRW disposal facility was $492,000 lower than the same period last year due to continued reduced usage of the facility.

At the Grand View, Idaho disposal facility, purchased on February 1, 2001, revenue was also down, dropping $715,000 from the same period last year. During the second quarter, the facility disposed of 38,000 tons of material with a smaller percentage representing usage by the Army Corps of Engineers.

During the three months ended June 30, 2002, the Oak Ridge, Tennessee processing facility contributed $806,000 of the increase in revenue due to increased throughput of radioactive waste and higher prices. A second shift added during the fourth quarter of 2001 was continued through May of 2002 to expedite off-site shipment of previously accumulated customer waste and non-revenue producing material. An increase in waste processing pricing did affect revenue during the second quarter of 2002.

Field Services, a purely event-driven remediation business, contributed $3,241,000 of the increase in revenue for the three months ended June 30, 2002. Four projects were active during the first six months of 2002. Three of these extended into the second quarter and two are expected to generate revenue in the third quarter of 2002.

Revenue at the Beatty, Nevada disposal facility was $638,000 lower in the three months ended June 30, 2002 due to reduced disposal and thermal processing volumes. In the first quarter of 2002, the Company entered into an incentive-driven operating agreement with the thermal equipment manufacturer/patent holder that produced increased second quarter throughput. However, reduced direct disposal and treatment volumes combined with operational inefficiencies negatively impacted revenue and earnings at the site during the quarter just ended.

The Robstown, Texas hazardous disposal facility contributed $2,162,000 to the Company's increased revenue for the three months ended June 30, 2002. The increase in revenue reflects disposal of waste from a large steel mill clean-up project during the second quarter.

DIRECT  OPERATING  COSTS
------------------------

For the three months ended June 30, 2002, the Company reported direct operating costs of $10,858,000 or a 21% increase compared to $8,974,000 in the same period in 2001. However, direct operating costs increased at a lower rate than revenue during the second quarter, reflecting the high fixed cost nature of the disposal business.

At the Oak Ridge, Tennessee processing facility direct operating costs were relatively flat for the three months ended June 30, 2002 despite a continued focus on off-site shipment of both customer and non-revenue producing materials for disposal.

At the Beatty, Nevada disposal facility direct costs dropped $90,000 during the three months ended June 30, 2002. In March 2002, the Company entered into an operating agreement with the thermal equipment manufacturer to maintain and operate its thermal processing equipment. Throughput has increased due to the manufacturer/operator's superior knowledge and experience with the equipment, and their throughput-based royalty incentive.

In June 20, 2002, the State of Nevada issued notices of alleged air quality violations. On July 17, 2002, the Company entered an administrative stipulation and order to resolve the matter, including a $2,280 penalty for exceeding permitted air emission levels.

In July 2002, the state issued a finding of alleged violation and order to certify compliance with specified hazardous waste regulations following an inspection of the Beatty facility performed during the second quarter. The latter matter has not been resolved, however, the Company anticipates that a penalty will apply and has reserved accordingly.

The Company has instituted a series of measures to further upgrade operational efficiency and regulatory compliance at the Beatty facility. These actions include, but are not limited to relieving the former site manager of his responsibilities at Beatty, terminating other site personnel, and temporarily assigning experienced staff from Company facilities in Robstown and Winona, Texas, and Grand View, Idaho to assist at Beatty. The Company's Director of Hazardous Waste Operations has additionally assumed Beatty facility management duties and will remain based at that site until a new site manager is hired and trained. Management will continue applying resources to upgrade the Beatty facility into the fourth quarter of 2002, which is expected to adversely impact site operating earnings.

SELLING,  GENERAL  AND  ADMINISTRATIVE  COSTS  (SG&A)
-----------------------------------------------------

For the three months ended June 30, 2002, the Company reported SG&A of $3,441,000 a 30% reduction from the $4,935,000 in the same three months of 2001. SG&A decreased materially, relative to revenue, as certain SG&A are fixed expenses and the Company has focused on reducing SG&A since the restructuring changes instituted after October 2001. Management continues to focus on cost control and overhead spending containment as a cornerstone of its turn around strategy.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001
--------------------------------------------------------------

REVENUE
-------

For the six-months ended June 30, 2002, the Company reported consolidated revenue of $35,158,000, a 32% increase over the $26,597,000 reported for the six-month period in 2001. During the six-months ending June 30, 2002, $6,871,000 or 20% of revenue represented work performed for the U.S. Army Corps of Engineers.

In the fourth quarter of 2001, the Company sold certain under-performing, non-core business operations that represented $1,992,000 of revenue in the six months ended June 30, 2001. The Company did not report revenue for these closed or sold business units in the first half of 2002. When the six-month revenue in 2001 is adjusted, comparable revenue for 2002 was 43% higher over the same period last year.

During the six months ended June 30, 2002, the Richland, Washington LLRW disposal facility contributed $1,588,000 of the increase in revenue due to the March 2002 completion of a $3,850,000 contract for the Army Corps of Engineers. This completed clean-up project represented 86% of revenue at the Richland facility and 21% of revenue for the Company during the first quarter of 2002.

The Grand View, Idaho disposal facility, purchased on February 1, 2001, contributed $1,062,000 to the increase in revenue. A record volume of 56,000 tons of material disposed during the first quarter of 2002 reflected increased utilization by the U.S. Army Corps of Engineers and other Federal agencies, and the facility's recent regulatory approval to accept exempt level radioactive materials from private industry in addition to government sources.

During the six-months ended June 30, 2002, the Oak Ridge, Tennessee processing facility contributed $2,365,000 of the increase in revenue due to increased throughput of radioactive waste and the implementation of price increases for LLRW processing services. The pricing increase did not significantly affect revenue during the first quarter of 2002 due to backlogs of both customer waste and non-revenue producing materials requiring processing and off-site shipment for disposal.

Field Services contributed $4,281,000 of the increase in revenue for the six-months ended June 30, 2002 as four projects were active during the first six months of 2002.

Revenue at the Beatty, Nevada disposal facility was $1,102,000 lower in the six-months ended June 30, 2002 due to reduced disposal volumes and thermal processing inefficiencies experienced in the first quarter of 2002.

The Robstown, Texas hazardous disposal facility contributed $2,162,000 of the increase in revenue for the six months ended June 30, 2002. The increase in revenue reflects disposal of waste from a large steel mill clean-up project during the second quarter. Revenue for the three months ending March 31, 2002 and 2001 was relatively flat for the Robstown facility.

DIRECT  OPERATING  COSTS
------------------------

For the six-months ended June 30, 2002, the Company reported direct operating costs of $20,941,000 or a 27% increase compared to $16,449,000 in the corresponding period in 2001. However, direct operating costs increased at a lower rate than revenue during the six months of 2002, which reflects the high fixed cost nature of the Company's business.

The Oak Ridge, Tennessee processing facility contributed $963,000 of the increase in direct operating costs for the six months ended June 30, 2002. Increases in direct operating costs were principally due to increased labor costs and off-site shipment of both customer and non-revenue producing materials for disposal during the first half of 2002. Direct operating costs at the Oak Ridge facility fell as a percentage of revenue from 112% of revenue last year to 88% of revenue for the six-month period of this year. The backlog of material on site has been decreased substantially during the first six-months of 2002, allowing increased processing of more recent backlog materials and new, incoming wastes. The reduction in direct cost, relative to revenue, from discontinuing the second shift at the facility was offset by the increase in direct costs from processing increased volumes of waste.

The Beatty, Nevada disposal facility contributed $27,000 of the increase in direct costs even though revenue fell $1,102,000 during the six-months ended June 30, 2002. Direct costs were 84% of revenue during the first six months of 2002 versus 65% in 2001. During the six months ended June 30, 2002 the facility experienced reduced throughput as well as operational inefficiencies that are being aggressively addressed by management.

SELLING,  GENERAL  AND  ADMINISTRATIVE  COSTS  (SG&A)
-----------------------------------------------------

For the six-months ended June 30, 2002, the Company reported SG&A of $8,279,000 or 23.5 % of revenue compared to the $8,990,000 or 33.8% of revenue posted during the first half of 2001. Of note, 2001 SG&A only reflected 5 months of SG&A for the Company's Grand View, Idaho facility, which was purchased on February 1, 2001. A significant first quarter increase in SG&A occurred at the Richland, Washington disposal facility where $870,000 of State fees was paid on a large U.S. Army Corps of Engineers contract. Absent these state fees and adjusting for the addition of Grand View SG&A, total SG&A was substantially lower during the first half of 2002 than during the same period of 2001 even though revenue increased by 22% and 32%, respectively. Management continues to focus on cost control and overhead spending containment as a cornerstone of its turn around strategy.

Management has resolved several long-standing lawsuits during the first half of 2002. Priority attention continues to be devoted to advancing or resolving other pending litigation. Timely resolution of pending legal matters should allow the Company to better focus its resources and energies on core business growth.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
---------------------------------------------------------------

INVESTMENT  INCOME
------------------

For the three and six months ended June 30, 2002, the Company earned investment income of $5,000 and $16,000 or a $29,000 and $192,000 decrease from the corresponding periods in 2001. Investment income is earnings on cash balances, restricted investments, and notes receivable of which the Company maintains minimal amounts. Investment income for the three and six months ended June 30, 2001 was primarily comprised of earnings on investments acquired on February 1, 2001 as part of the Grand View, Idaho acquisition. These investments were subsequently converted to cash and used in operations during 2001.

INTEREST  EXPENSE
-----------------

For the three and six-months ended June 30, 2002, the Company reported interest expense of $236,000 and $524,000 or a decrease of $110,000 and $80,000 from the corresponding periods in 2001. Decreased usage on the Company's line of credit during the first half of 2002 contributed to the decreased interest expense during 2002. Interest expense is primarily comprised of the interest payable on the $8,500,000 industrial revenue bond ("IRB") for the Grand View, Idaho facility and equals almost $60,000 per month. The Company does not expect significant borrowings on the credit facility for the remainder of 2002, although the Company expects to periodically utilize the line of credit in response to normal fluctuations in cash flow.

The Idaho IRB matures on November 1, 2002. Company management is actively negotiating a refinancing of the IRB and seeking to obtain access to additional tax-free funds to construct the next disposal unit at its Grand View facility. No assurance can be given that the IRB will be refinanced or that the credit facility will be renewed upon terms acceptable to the Company.

GAIN  ON  SALE  OF  ASSETS
--------------------------

For the three and six-months ended June 30, 2002, the Company disposed of an insignificant amount of assets. The gain on sale of assets primarily relates to a pro-rated gain on assets sold as part of the August 2000 sale and leaseback transaction.

OTHER  INCOME  (LOSS)
---------------------

Other Income is composed of the following ($ in thousands):

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                               -------------------------------  -----------------------------
                                                    2002            2001            2002           2001
                                               --------------  ---------------  ------------  ---------------
Litigation accrual related to GM settlement    $          --   $            --  $      (740)  $            --
Payment received on National Union settlement             --                --          250                --
Insurance claim refunds                                    2                --           27                --
NLRB settlement                                         (156)               --         (156)               --
Data processing services                                  27                --           27                --
Other miscellaneous income, net                            8                 4            8                28
Reversal of professional fee accrual                      --                --           --               160
Reversal of restructuring charge                          --                --           --                52
Adjustment of tax accrual                                 --               107           --               107
Reversal of excess bond interest                          --               177           --               177
Reversal of excess burial fee accrual                     --               500           --               500
                                               --------------  ---------------  ------------  ---------------

Total other income                             $        (119)  $           788  $      (584)  $         1,024
                                               ==============  ===============  ============  ===============


INCOME  TAXES
-------------

Income taxes are, and should remain insignificant until the Company has fully utilized its net operating loss carry-forward of approximately $25,000,000.
State income tax for certain taxing jurisdictions are the only income taxes expected to be paid during 2002.

CUMULATIVE  EFFECT  OF  ACCOUNTING  CHANGE
------------------------------------------

On January 1, 2002, the Company implemented SFAS 143 Accounting for Asset Retirement Obligations. This change is more fully described in Note 5 to the financial statements with a pro-forma effect as shown on the face of the income statement.

Compliance with SFAS 143 is mandatory. Implementation is expected to have the following effects upon the Company:

     - A stronger balance sheet through a reduction in liabilities and increase in the Company reported book net worth. While this offers numerous benefits that are difficult to quantify, management believes a stronger balance sheet will improve the Company's access to, and cost of capital.

     - Improved comparability of results with the Company's competitors is expected to occur as uniform application of the SFAS 143 standard replaces the diverse practices previously employed in the waste industry.

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

CAPITAL  RESOURCES  AND  LIQUIDITY
----------------------------------

On June 30, 2002, cash and cash equivalents totaled $417,000, a decrease of $4,059,000 from December 31, 2001. The decrease in cash was primarily due to repayment of debt. The Company expects further reductions in cash balances as improved cash management procedures allow non-interest earning cash to be utilized more efficiently, e.g. such as repaying higher cost debt. In addition to the $5,000,000 that was repaid on the line of credit on April 5, 2002 and other regularly scheduled debt payments, the Company retired $128,000 of debt in June 2002 and another $168,000 of debt in July 2002 as part of management initiatives to improve the Company's balance sheet and reduce high cost debt.

The Company's "days sales outstanding" decreased in the first half of 2002 to 70 days at June 30, 2002, compared to 83 days at December 31, 2001. Further improvements in cash and receivable balances are expected based on new cash flow initiatives underway for the second half of 2002.

As of June 30, 2002 the Company's liquidity, as measured by the current ratio, improved to 0.8 to 1 at June 30, 2002 from 0.7 to 1 at December 31, 2001. The Company's working capital deficit decreased to $5,011,000 at June 30, 2002 from $10,568,000 on December 31, 2001. The primary reason for the increase in working capital was the completion of processing and disposal contracts billed prior to December 31, 2001.

The Company expects a material improvement in its reported working capital position with the refinancing of the $8.5 million Idaho IRB, which matures on November 1, 2002. Company management is actively negotiating a refinancing of the IRB and seeking to obtain access to additional tax-free funds to construct the next disposal unit at its Grand View facility. No assurance can be given that the IRB will be refinanced upon terms acceptable to the Company.

Since December 31, 2001, the Company's leverage has decreased, as evidenced by debt to equity ratio of .8:1.0 at June 30, 2002, compared to 2.3:1.0 at fiscal year-end 2001. The debt to equity ratio is defined as total debt divided by shareholders equity. This decrease in the Company's leverage is principally the result of the implementation of SFAS 143 as more fully described in Note 5 to the financial statements and the full retention of earnings.

The Company maintains a banking relationship with Wells Fargo Bank in Boise, Idaho that provides an $8,000,000 line of credit, secured by the Company's accounts receivable, expiring in October 2002. As of June 30, 2002, the Company had not borrowed on the line of credit since it was repaid to a zero balance on April 5, 2002. The Company is negotiating with the Bank for renewal of the line of credit. No assurance can be given that the line of credit will be renewed upon terms acceptable to the Company.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company does not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets as the amount held is the minimum requirement imposed by insurance or government agencies. At June 30, 2002, $243,000 is held in short term pledged investment accounts and $740,000 in tax refunds is due from the Federal Government. Together these items earn interest at approximately 5% and comprise 1.1% of assets.

The Company has minimal interest rate risk on debt instruments, as management has preferred fixed rate instruments to the risk incurred by variable rate instruments. At June 30, 2002, no variable rate debt is owed, and the line of credit would have been accruing interest at the rate of 5.5%.

PART  II  OTHER  INFORMATION.
-----------------------------
ITEM  1.   LEGAL  PROCEEDINGS.

Except as described below, there were no material developments with regard to previously reported legal proceedings:

MANCHAK  V.  US  ECOLOGY, INC., CIVIL ACTION NO. 96-494, U.S. DISTRICT COURT FOR
-------------------------------
THE  DISTRICT  OF  NEVADA.
On April 24, 2002 the Company filed a motion for summary judgment seeking dismissal of a patent infringement lawsuit (the "Manchak" case) involving the Company's Beatty facility. The Company expects to file an additional motion contesting the patent's validity in the third quarter of 2002. The Company does not believe it infringed any Manchak patents. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

FEDERAL  RCRA  INVESTIGATION  AT  THE  OAK  RIDGE,  TENNESSEE  FACILITY
-----------------------------------------------------------------------
On August 8, 2002 counsel for subsidiary American Ecology Recycle Center (AERC) entered a guilty plea in United States District Court for the Eastern District of Tennessee to a single felony count of storing hazardous waste without the necessary permit at the subsidiary's Oak Ridge facility from 1997 to 2000. AERC also paid a $10,000 fine. The plea agreement recognizes the subsidiary's recent, voluntary contributions of $12,500 to the Tennessee Wildlife Resources Agency and $12,500 to the Tennessee Valley Authority Police to support environmental training and enforcement. The plea agreement resolves all outstanding matters concerning the Federal RCRA Investigation at the Oak Ridge, Tennessee facility.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO Discovery is ongoing in this litigation, which alleges that the State of California breached its promise to the Company to employ its best efforts to acquire a site for the Company to construct and operate a low-level radioactive waste disposal facility in California. Trial is set to begin in January 2003. The Company is seeking more than $162 million from the State. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
--------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA
---
The trial in U.S. District Court concluded on August 3, 2002. US Ecology and other plaintiffs seek monetary damages and are contesting the State of Nebraska's proposed denial of a license to construct and operate a low-level radioactive waste facility in Butte, Nebraska, alleging that the state acted in bad faith in denying the license. Judge Richard Kopf stated his intention at trial to rule around the end of September 2002. The Company is seeking more than $6.2 million in this matter. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

MATTIE CUBA, ET. AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET.
--------------------------------------------------------------------------------
AL.,  CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK COUNTY, TEXAS
----
The Company has filed a no evidence motion for summary judgment in this matter. On August 7, the judge in the case ruled that the plaintiffs had another 90 days to complete discovery and depositions in the matter. Although no assurance can be made, the Company believes the plaintiffs' case is without merit and will continue to vigorously contest the matter. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL.,  CASE  NO.  3-99CV2626-L,  U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---
On May 10, 2002, the Company settled a long running dispute with General Motors Corporation ("GM") resolving a claim brought by GM regarding a waste disposal contract between GM and the Company's Winona, Texas facility in the early 1990s. Without admitting fault or wrongdoing, the Company paid GM $1,040,000 of which $300,000 was accrued as of December 31, 2001. The remaining $740,000 was accrued as of March 31, 2002. This matter is now fully resolved.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH,  ET  AL INCL. AEC, AEESC, AEMC AND AESC, CASE NO. 604662/99, SUPREME
---------------------------------------------------
COURT  OF  STATE  OF  NEW  YORK,  COUNTY  OF  NEW  YORK.
On February 12, 2002, the Company settled a dispute with National Union Fire Insurance Company of Pittsburgh and other entities ("National") related to indemnification of the above General Motors claim. The Company received a $250,000 payment and dismissed all claims against National. The $250,000 was recognized as Other Income during the quarter-ending March 31, 2002. This matter is now fully resolved.

US ECOLOGY, INC. V. DAMES & MOORE, INC.,CASE NO. CV OC 0101396D, FOURTH JUDICIAL
----------------------------------------
DISTRICT  COURT,  ADA  COUNTY,  IDAHO
On May 3, 2002, the Company settled a dispute with Dames & Moore, Inc.\URS ("URS") over URS' alleged failure to pay for work performed under contract at Brookhaven National Laboratory ("BNL"). Pursuant to a settlement agreement, URS paid the Company $700,000 in May 2002, of which $600,000 was previously recorded as revenue. This matter is now fully resolved.

On March 20, 2002, the Company settled a related dispute with BNL by which BNL paid $86,000. This amount was recorded as revenue in the first quarter of 2002. This matter is now fully resolved.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO, CASES 10-CA-30847  AND 10-CA-31149, U.S. SIXTH CIRCUIT COURT OF
----------------
APPEALS.
In June 2002, the Company paid $1,027,000 to settle a grievance filed by the Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") alleging that US Ecology engaged in unfair labor practices. $871,000 was previously accrued for settlement. The additional $156,000 was recorded under Other Expense in June 2002. The past grievance is now fully resolved and the Company is currently negotiating with the Union on a new collective bargaining agreement.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

As of June 30, 2002, the Company had accrued $1,391,000 of dividends on the Series D Preferred Stock whose payment is prohibited by the Credit Agreement with the Bank. The accrued dividend is included in long term accrued liabilities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

The Company held its Annual Meeting of Stockholders on May 30, 2002. On the record date of April 1, 2002 there were 14,403,985 shares of common stock. At the meeting the Company's nominees for Director were all elected to the Board and the selection of Balukoff Lindstrom & Co., P.A. as the Company's independent auditor was ratified. The voting on the two items was as follows:

            Nominee for Director                   For      Withheld
----------------------------------------------  ----------  --------
John M. Couzens                                 13,723,464   232,162
Roy C. Eliff                                    13,723,959   231,849
Edward F. Heil                                  13,722,910   232,898
Roger P. Hickey                                 13,724,460   231,348
Paul F. Schutt                                  13,720,359   235,449
Stephen A. Romano                               13,724,860   230,948
Thomas A. Volini                                13,724,296   231,512

Ratification of Balukoff Lindstrom & Co., P.A.
----------------------------------------------

For                                             13,892,132
Against                                              5,596
Abstain                                             58,080

ITEM  5.  OTHER  INFORMATION.

On  July  19,  2002,  Thomas  A.  Volini  resigned  from the Board of Directors.

On July 25, 2002, the Board of Directors appointed Rotchford L. Barker to the Board of Directors. Mr. Barker was previously a member of the Board of Directors from April 1996 until May 2002 when he did not stand for re-election to the Board of Directors. Mr. Barker is an independent businessperson and commodity trader. Mr. Barker has been a member of the Chicago Board of Trade for more than thirty years and has served on the board of directors of the exchange. Mr. Barker is also a director of Idacorp, an energy services holding company that owns Idaho Power Company.

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  The following exhibits are filed as part of this report:

Exhibit 10.35  Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S
               Prime Properties dated April 18, 2002
Exhibit 99.1   Certification of June 30, 2002 Form 10-Q by Chief Executive Officer dated August 12, 2002
Exhibit 99.2   Certification of June 30, 2002 Form 10-Q by Chief Financial Officer dated August 12, 2002

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION
                          (Registrant)

Date:  August 12, 2002    By:/s/ Stephen A. Romano
                          Stephen A. Romano
                          President, Chief Executive Officer and Chief Operating
                          Officer

Date:  August 12, 2002    By:/s/ James R. Baumgardner
                          James R. Baumgardner
                          Senior Vice President, Chief Financial Officer,
                          Secretary and Treasurer

                                                EXHIBIT INDEX


Exhibit                                               Description
-------------  -----------------------------------------------------------------------------------------
Exhibit 99.1   Certification of June 30, 2002 Form 10-Q by Chief Executive Officer dated August 12, 2002
Exhibit 99.2   Certification of June 30, 2002 Form 10-Q by Chief Financial Officer dated August 12, 2002
Exhibit 10.35  Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S
               Prime Properties dated April 18, 2002