Form 10-Q
period 2002-09-30
AMERICAN ECOLOGY CORP
filed 2002-11-14
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

          For the transition period from ______________to______________


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



At November 12, 2002, Registrant had outstanding 14,528,996 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                            PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets
              (Unaudited)                                                      4

           Consolidated Statements of Operations
              (Unaudited)                                                      5

           Consolidated Statements of Cash Flows
              (Unaudited)                                                      6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         24

Item 4.    Controls and Procedures                                            24


                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings                                                  24

Item 2.    Changes in Securities and Use of Proceeds                          26

Item 3.    Defaults Upon Senior Securities                                    26

Item 4.    Submission of Matters to a Vote of Security Holders                26

Item 5.    Other Information                                                  26

Item 6.    Exhibits and Reports on Form 8-K                                   26

           Signatures                                                         27

OFFICERS                                        CORPORATE OFFICE
--------                                        ----------------

Stephen A. Romano                               Lakepointe Centre I
Chief Executive Officer, President and Chief    American Ecology Corporation
Operating Officer                               300 East Mallard Drive, Suite 300
                                                Boise, Idaho 83706
James R. Baumgardner                            (208) 331-8400
Senior Vice President, Chief Financial Officer  (208) 331-7900 (fax)
Treasurer and Secretary                         www.americanecology.com
                                                -----------------------

Michael J. Gilberg
Vice President and Controller                   COMMON STOCK
                                                ------------
                                                American Ecology Corporation's common stock
DIRECTORS                                       trades on the Nasdaq National Market under the
---------                                       symbol ECOL.
Roger P. Hickey, Chairman
President
Chicago Partners
                                                FINANCIAL REPORTS
                                                -----------------
Rotchford L. Barker                             A copy of American Ecology Corporation
Independent Businessman                         Annual and Quarterly Reports, as filed on Form 10-K
                                                and 10-Q with the Securities and Exchange
John M. Couzens                                 Commission, may be obtained by writing:
President and Chief Executive Officer           Lakepointe Centre I
Qwest Digital Media                             300 E. Mallard, Suite 300
                                                Boise, Idaho 83706
Roy C. Eliff                                    or at www.americanecology.com
                                                      -----------------------
Independent Businessman

Edward F. Heil                                  TRANSFER AGENT
                                                --------------
Sole Member                                     Mellon Investor Services LLC
E.F. Heil, LLC                                  Overpeck Centre
                                                85 Challenger Road
Stephen A. Romano                               Ridgefield Park, New Jersey 07660
Chief Executive Officer, President and Chief    (201) 296-4000
Operating Officer                               or at www.mellon-investor.com

Paul F. Schutt
Chairman of the Board                           AUDITOR
                                                -------
Nuclear Fuel Services, Inc.                     Moss Adams LLP
                                                1001 Fourth Avenue, Suite 2900
                                                Seattle, WA  98154

PART  I.  FINANCIAL INFORMATION
-------------------------------
ITEM  1.  FINANCIAL STATEMENTS.

                                         AMERICAN ECOLOGY CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)
                                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                                September 30,    December 31,
                                                                                    2002             2001
                                                                               ---------------  --------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                 $        3,051   $       4,476
     Receivables (trade and other), net of allowance for
          doubtful accounts of $666 and $1,176 respectively                            12,244          12,674
     Income tax receivable                                                                740             740
     Prepayments and other                                                              1,119           1,881
                                                                               ---------------  --------------
          Total current assets                                                         17,154          19,771

Cash and investment securities, pledged                                                   244             243
Property and equipment, net                                                            39,086          34,265
Facility development projects                                                          27,430          27,430
Other assets                                                                            3,507           5,115
                                                                               ---------------  --------------
          Total assets                                                         $       87,421   $      86,824
                                                                               ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                         $        3,973   $       9,860
     Short term line of credit                                                             --           5,000
     Accounts payable                                                                   1,830           2,408
     Accrued liabilities                                                                7,695          12,121
     Current portion of accrued closure and post closure obligations                    1,016             700
     Income taxes payable                                                                  20             250
                                                                               ---------------  --------------
          Total current liabilities                                                    14,534          30,339

Long term accrued liabilities                                                           2,624           1,843
Long term debt, excluding current portion                                               6,965           2,593
Closure and post closure obligation, excluding current portion                         13,762          25,633
Commitments and contingencies
Shareholders' equity:
     Convertible preferred stock, $.01 par value,
          1,000,000 shares authorized, none issued                                         --              --
     Series D cumulative convertible preferred stock, $.01 par value,
          100,001 authorized and issued, 5,263 shares converted and retired                 1               1
     Series E redeemable convertible preferred stock, $10.00 par value,
          300,000 authorized and issued, 300,000 shares converted and retired              --              --
     Common stock, $.01 par value, 50,000,000 authorized, 14,528,996
          and 13,766,485 shares issued and outstanding respectively                       145             138
     Additional paid-in capital                                                        55,763          54,637
     Accumulated deficit                                                               (6,373)        (28,360)
                                                                               ---------------  --------------
             Total shareholders' equity                                                49,536          26,416
                                                                               ---------------  --------------
      Total liabilities and shareholders' equity                               $       87,421   $      86,824
                                                                               ===============  ==============

See  notes  to  consolidated  financial  statements.

                                       AMERICAN ECOLOGY CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                   ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended   Nine Months Ended
                                                                    ------------------   -----------------
                                                                       September 30,      September 30,
                                                                       -------------      -------------
                                                                      2002      2001      2002      2001
                                                                    --------  --------  --------  --------
Revenue                                                             $15,774   $13,896   $50,932   $40,493
Direct operating costs                                               10,848     9,326    31,789    25,775
                                                                    --------  --------  --------  --------

Gross profit                                                          4,926     4,570    19,143    14,718
Selling, general and administrative expenses                          3,982     5,498    12,261    14,494
                                                                    --------  --------  --------  --------
Income (loss) from operations                                           944      (928)    6,882       224

Investment income                                                         7        24        23       231
Interest expense                                                        227       294       751       898
Gain on sale of assets                                                   43        50       126       162
Other income (expense)                                                   39       (34)     (545)      990
                                                                    --------  --------  --------  --------

Net income (loss) before income taxes                                   806    (1,182)    5,735       709
Income tax expense (benefit)                                           (226)       30      (226)      114
                                                                    --------  --------  --------  --------

Net income (loss) before cumulative effect of accounting change       1,032    (1,212)    5,961       595
Cumulative effect of accounting change                                   --        --    16,323        --
                                                                    --------  --------  --------  --------

Net income (loss)                                                     1,032    (1,212)   22,284       595
Preferred stock dividends                                               100        99       297       295
                                                                    --------  --------  --------  --------

Net income (loss) available to common shareholders                  $   932   $(1,311)  $21,987   $   300
                                                                    ========  ========  ========  ========

Basic earnings from continuing operations                               .06      (.10)      .40       .02
Basic earnings from cumulative effect of accounting change               --        --      1.14        --
                                                                    --------  --------  --------  --------
Basic earnings per share                                            $   .06   $  (.10)  $  1.54   $   .02
                                                                    ========  ========  ========  ========

Diluted earnings from continuing operations                             .06      (.10)      .36       .02
Diluted earnings from cumulative effect of accounting change             --        --      1.03        --
                                                                    --------  --------  --------  --------
Diluted earnings per share                                          $   .06   $  (.10)  $  1.39   $   .02
                                                                    ========  ========  ========  ========

Dividends paid per common share                                     $     -   $    --   $    --   $    --
                                                                    ========  ========  ========  ========

Pro forma results as if FAS 143 was implemented Jan 1, 2001:

Net income (loss) before cumulative effect of accounting change,    $ 1,032   $(1,212)  $ 5,961   $   595
as previously reported
Less pro forma accretion of closure and post closure liability           --      (252)       --      (756)
Less pro forma amortization of closure asset                             --       (70)       --      (210)
Plus previous closure and post closure liability expenses                --       103        --       332
                                                                    --------  --------  --------  --------
Pro forma net income (loss)                                         $ 1,032   $(1,431)  $ 5,961   $   (39)
                                                                    ========  ========  ========  ========

Diluted earnings per share before cumulative effect of accounting       .06      (.10)      .36       .02
change, as previously reported
Less pro forma expenses, plus previous expenses                          --      (.01)       --      (.03)
                                                                    --------  --------  --------  --------
Pro forma diluted earnings per share                                $   .06   $  (.11)  $   .36   $ (.01))
                                                                    ========  ========  ========  ========

See notes to consolidated financial statements.

                                AMERICAN ECOLOGY CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                        ($ in 000's)

                                                               Nine Months Ended September 30,
                                                                    2002           2001
                                                                -------------  -------------
Cash flows from operating activities:
     Net income                                                 $     22,284   $        595
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
        Depreciation, amortization, and accretion                      5,487          3,953
        Cumulative effect of accounting change                       (16,323)            --
        (Gain) on sale of assets                                        (126)          (162)
     Changes in assets and liabilities:
        Receivables                                                      430            728
        Other assets                                                      (7)        (4,269)
        Accounts payable and accrued liabilities                      (4,520)        (3,379)
        Income tax payable                                                (4)           205
        Facility closure and post closure obligations                   (787)            68
                                                                -------------  -------------
Net cash provided (used) by operating activities                       6,434         (2,261)

Cash flows from investing activities:
        Capital expenditures                                          (2,629)        (2,656)
        Proceeds from sales of assets                                    152            162
        Acquisition of Envirosafe Services of Idaho, Inc.                 --          2,575
        Transfers from cash and investment securities, pledged            --            435
                                                                -------------  -------------
Net cash provided (used) by investing activities                      (2,477)           516

Cash flows from financing activities:
        Proceeds from issuances and indebtedness                          12          4,005
        Payments of indebtedness                                      (6,527)        (4,813)
        Stock purchased and canceled in forward split                     --           (149)
        Stock options and warrants exercised                           1,133             40
                                                                -------------  -------------
Net cash (used) by financing activities                               (5,382)          (917)

Decrease in cash and cash equivalents                                 (1,425)        (2,662)
Cash and cash equivalents at beginning of period                       4,476          4,122
                                                                -------------  -------------
Cash and cash equivalents at end of period                      $      3,051   $      1,460
                                                                =============  =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest expense                                        $        751   $        249
        Income taxes                                                       4            130
Non-cash investing and financing activities:
        Acquisition of equipment with notes/capital leases                --          3,006
        Acquisition of Envirosafe Services of Idaho, Inc.                 --         18,541
        Preferred stock dividends accrued                                297            295
        Transfer of prepaid assets to settle closure liability           462             --

See notes to consolidated financial statements.

AMERICAN  ECOLOGY  CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation, none of which affect previously recorded net income.

NOTE  2.  EARNINGS  PER  SHARE

Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding.
Diluted earnings per share reflect the assumed issuance of common shares for outstanding options and conversion of warrants. The computation of diluted earnings per share does not assume exercise or conversion of securities whose exercise price is greater than the average common share market price as the assumed conversion of these securities would increase earnings per share or decrease loss per share.

                                                          Three Months Ended  Nine Months Ended
                                                          ------------------  -----------------
                                                              September 30,    September 30,
                                                              -------------    -------------
(in thousands)                                              2002      2001     2002     2001
                                                           -------  --------  -------  -------
Net income before cumulative effect of accounting change   $ 1,032  $(1,212)  $ 5,961  $   595
Cumulative effect of accounting change                          --       --    16,323       --
                                                           -------  --------  -------  -------
Net income                                                   1,032   (1,212)   22,284      595

Less preferred stock dividends                                 100       99       297      295
                                                           -------  --------  -------  -------

Net income available to common shareholders                $   932  $(1,311)  $21,987  $   300
                                                           =======  ========  =======  =======

Weighted average shares outstanding:
  Common shares                                             14,518   13,721    14,236   13,721
  Effect of dilutive shares                                  1,718    3,696     1,601    3,696
                                                           -------  --------  -------  -------

Weighted average shares outstanding                         16,236   17,417    15,837   17,417
                                                           =======  ========  =======  =======

NOTE  3.  EQUITY

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E") that were retired in 1998. The Series E stock carried 3,000,000 warrants with a $1.50 per share exercise price.

On March 29, 2002, a Series E warrant holder serving on the Company's Board of Directors exercised 650,000 Series E warrants. The Company issued 650,000 shares of common stock and received cash in the amount of $975,000 in this transaction. At September 30, 2002 there were 2,350,000 Series E warrants outstanding, which expire July 1, 2003.

The Company accounts for options under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this opinion, the Company has not recorded compensation costs for options during 2002 and 2001. Substantially all options outstanding are 100% vested as of the grant date.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                 Three Months Ended Sep 30,  Nine Months Ended Sep 30,
                                                 -------------------------   -------------------------
                                                    2002          2001          2002          2001
                                                 -----------  ------------  ------------  ------------
Expected volatility                                  80-105%           --%       49-105%           51%
Risk-free interest rates                               4.75%           --%         4.75%         7.00%
Expected lives                                      10 years      -- years      10 years      10 years
Dividend yield                                            0%           --%            0%            0%
Weighted-average fair value of options granted
     during the period (Black-Scholes)           $     2.66   $         --  $      1.92   $      1.14

Under option:
Options outstanding, beginning of period            954,150      1,478,198    1,128,650     1,448,898
Granted                                              17,500             --      147,500        50,000
Exercised                                          (105,500)            --     (107,500)       20,700
Canceled                                           (101,000)            --     (403,500)           --
                                                 -----------  ------------  ------------  ------------
Options outstanding, end of period                  765,150      1,478,198      765,150     1,478,198
                                                 ===========  ============  ============  ============

Price range per share of outstanding options     $2.25-4.50   $ 1.00-14.75  $1.00-14.75   $1.00-14.75

Price range per share of options exercised       $1.25-1.94   $         --  $  1.25-300   $ 1.25-1.69

Price range per share of options canceled        $1.25-3.00   $         --  $1.06-12.17   $        --

Options exercisable at end of period                765,150      1,020,700      765,150     1,121,872
                                                 ===========  ============  ============  ============

Options available for future grant                1,709,350      1,503,350    1,709,350     1,503,350
                                                 ===========  ============  ============  ============

Pro forma cost of options:
Per share                                        $       --   $         --  $       .02   $        --
Dollars                                          $   47,000   $         --  $   283,000   $    57,000

NOTE  4.  OPERATING  SEGMENTS

The Company conducts business through three operating segments, Operating Disposal Facilities, Non-Operating Disposal Facilities, and Processing and Field Services. These segments reflect the Company's internal reporting structure and is consistent with management's view of the business. The Operating Disposal Facility segment represents facilities currently accepting hazardous, non-hazardous and radioactive waste. Operating Disposal Facilities include the Beatty, Nevada, Grand View, Idaho, and Robstown, Texas hazardous waste disposal facilities, the Richland, Washington low-level radioactive waste ("LLRW") disposal facility, and the Robstown, Texas municipal solid waste and industrial waste disposal facility. The Non-Operating Disposal Facility segment represents facilities that no longer accept waste or require additional approvals to begin operation including the Winona, Texas; Sheffield, Illinois; Ward Valley, California; and Butte, Nebraska locations. The Processing and Field Services segment aggregates, volume-reduces, and performs remediation and other clean-up services on radioactive and other hazardous material, but excludes processing or treatment performed at the Operating Disposal Facilities. The Processing and Field Services segment operates out of the Company's Oak Ridge, Tennessee facility.

Income taxes are assigned to Corporate. All other items are included in their originating segment. Inter-company transactions have been eliminated from the segment information and are not significant between segments.
Quarterly financial information for the Company's reportable segments is summarized below.

($in 000's)                               OPERATING     NON-OPERATING    PROCESSING
                                           DISPOSAL       DISPOSAL       AND FIELD
                                          FACILITIES     FACILITIES       SERVICES     CORPORATE    TOTAL
THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------
===========================================================================================================
Revenue                                  $    11,575   $           94   $     4,105   $       --   $15,774
Direct cost                                    6,013              465         4,370           --    10,848
                                         ------------  ---------------  ------------  -----------  --------
Gross profit (loss)                            5,562             (371)         (265)          --     4,926
S,G&A                                          1,707               42         1,144        1,089     3,982
                                         ------------  ---------------  ------------  -----------  --------
Income (loss) from operations                  3,855             (413)       (1,409)      (1,089)      944
Investment income                                  2               --            --            5         7
Gain on sale of assets                            32                4             6            1        43
Interest expense                                 216               --             6            5       227
Other income (expense)                            40               (2)            1           --        39
                                         ------------  ---------------  ------------  -----------  --------
Income (loss) before income taxes              3,713             (411)       (1,408)      (1,088)      806
Income taxes (benefit)                            --               --            --         (226)     (226)
Net income (loss)                        $     3,713   $         (411)  $    (1,408)  $     (862)  $ 1,032
Depreciation and accretion expense       $     1,571   $          114   $       137   $       17   $ 1,839
Total assets                             $    46,214   $       27,544   $     7,840   $    5,823   $87,421
THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------
===========================================================================================================
Revenue                                  $    10,238   $           40   $     3,618   $       --   $13,896
Direct cost                                    6,567              201         2,558           --     9,326
                                         ------------  ---------------  ------------  -----------  --------
Gross profit (loss)                            3,671             (161)        1,060           --     4,570
S,G&A                                          2,158               98         1,167        2,075     5,498
                                         ------------  ---------------  ------------  -----------  --------
Income (loss) from operations                  1,513             (259)         (107)      (2,075)     (928)
Investment income                                 14               --            --           10        24
Gain on sale of assets                            40               --            10           --        50
Interest expense                                 228               --             6           60      2 94
Other income                                     (36)              --             1            1       (34)
                                         ------------  ---------------  ------------  -----------  --------
Income (loss) before income taxes              1,303             (259)         (102)      (2,124)   (1,182)
Income taxes                                      --               --            --           30        30
                                         ------------  ---------------  ------------  -----------  --------
Net income (loss)                        $     1,303   $         (259)  $      (102)  $   (2,154)  $(1,212)
Depreciation expense                     $     1,161   $           --   $       117   $       16   $ 1,294
Total assets                             $    43,947   $       27,486   $     8,165   $    2,989   $82,587
NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------
===========================================================================================================
REVENUE                                  $    36,640   $          274   $    14,018   $       --   $50,932
DIRECT COST                                   18,447            1,044        12,298           --    31,789
                                         ------------  ---------------  ------------  -----------  --------
GROSS PROFIT (LOSS)                           18,193             (770)        1,720           --    19,143
S,G&A                                          6,414               97         3,064        2,686    12,261
                                         ------------  ---------------  ------------  -----------  --------
INCOME (LOSS) FROM OPERATIONS                 11,779             (867)       (1,344)      (2,686)    6,882
INVESTMENT INCOME                                 10               --            --           13        23
GAIN ON SALE OF ASSETS                           115                4             6            1       126
INTEREST EXPENSE                                 676               --            22           53       751
OTHER INCOME (EXPENSE)                            72             (489)         (255)         127      (545)
                                         ------------  ---------------  ------------  -----------  --------
INCOME (LOSS) BEFORE INCOME TAXES             11,300           (1,352)       (1,615)      (2,598)    5,735
INCOME TAXES (BENEFIT)                            --               --            --         (226)    ( 226)
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                        18,165            1,548        (3,390)          --    16,323
                                         ------------  ---------------  ------------  -----------  --------
NET INCOME (LOSS)                        $    29,465   $          196   $    (5,005)  $   (2,372)  $22,284
DEPRECIATION EXPENSE                     $     4,689   $          343   $       406   $       49   $ 5,487
TOTAL ASSETS                             $    46,214   $       27,544   $     7,840   $    5,823   $87,421


NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------
===========================================================================================================
Revenue                                  $    31,555   $           61   $     8,877   $       --   $40,493
Direct cost                                   17,240              755         7,780           --    25,775
                                         ------------  ---------------  ------------  -----------  --------
Gross profit (loss)                           14,315             (694)        1,097           --    14,718
S,G&A                                          5,983              237         3,368        4,906    14,494
                                         ------------  ---------------  ------------  -----------  --------
Income (loss) from operations                  8,332             (931)       (2,271)      (4,906)      224
Investment income                                181                7            --           43       231
Gain on sale of assets                           133               --            29           --       162
Interest expense                                 767               --            39           92       898
Other income                                     326               --             1          663       990
                                         ------------  ---------------  ------------  -----------  --------
Income (loss) before income taxes              8,205             (924)       (2,280)      (4,292)      709
Income taxes                                      --               --            --          114       114
                                         ------------  ---------------  ------------  -----------  --------
Net income (loss)                        $     8,205   $         (924)  $    (2,280)  $   (4,406)  $   595
Depreciation expense                     $     3,568   $           --   $       337   $       48   $ 3,953
Total assets                             $    43,947   $       27,486   $     8,165   $    2,989   $82,587


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

Changes to reported closure and post closure obligations were as follows (in thousands):

December 31, 2001 obligation                           $ 26,333
January 1, 2002 implementation of FAS 143               (11,130)
Accretion of obligation                                     825
Payment of obligation                                    (1,147)
Adjustment of obligation                                   (103)
                                                       ---------
September 30, 2002 obligation                          $ 14,778
                                                       =========

The adjustment of obligation is a change in the expected timing of cash expenditures based upon actual cash expenditures. During the quarter ending June 30, 2002 a deep well was properly 'plugged and abandoned' at the Winona, Texas facility at a cost of $147,000 versus estimated expenditures of $250,000.

At September 30, 2002, $244,000 of pledged cash and investment securities were legally restricted for purposes of settling the closure and post closure obligation related to the Sheffield, Illinois Non-Operating Disposal Facility.

Cumulative effect of accounting change is comprised as follows (in thousands):

Reduction in closure and post closure obligation                     $11,130
Initial recognition of closure and post closure asset                  5,193
                                                                     -------
Cumulative effect of implementation of FAS 143                       $16,323
                                                                     =======

NOTE  6.   LINE  OF  CREDIT

On September 30, 2002, the Company had in place a revolving line of credit with Wells Fargo Bank in Boise, Idaho. The line of credit is secured by the Company's accounts receivable. At September 30, 2002 and December 31, 2001, the outstanding balance on the revolving line of credit was $0 and $5,000,000, respectively. The Company borrows and repays according to business demands and availability of cash. On April 5, 2002 the Company repaid $1,500,000 bringing the balance to $0 and has not borrowed since that date. On October 15, 2002 the Company and Wells Fargo Bank entered into an amendment that reduced the interest rate and fee structure to the Company, modified existing financial covenants, reduced the periodic reporting requirements, reduced the maximum amount available from $8,000,000 to $6,000,000 and extended the maturity date of the line of credit to June 15, 2004.

Note  7.   Income  Taxes

The components of the income tax provision (benefit) were as follows (in thousands):

                             Three Months Ended Sep 30,   Nine Months Ended Sep 30,
                             --------------------------  --------------------------
                                     2002          2001          2002          2001
                                     ----          ----          ----          ----
State tax expense (benefit)         (226)           30          (226)          114
                                    =====          ====         =====          ====


The tax effects of temporary differences between income for financial reporting and taxes give rise to deferred tax assets and liabilities. At September 30, 2002, the Company has approximately $11 million of deferred tax assets which primarily relate to net operating losses, deferred site maintenance costs, depreciation and amortization, and other accrued liabilities. Management believes it is more likely than not that some or all of the deferred tax assets will not be realized, consequently a valuation allowance has been established for the net deferred tax assets. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The net operating loss carry forward is approximately $32,000,000 at September 30, 2002. Of this carry forward, approximately $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code
Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020. The amount of the Company's net operating loss carry forwards could be reduced if the Company is ultimately unsuccessful in pursuing a pending refund claim with the Internal Revenue Service.


NOTE  8.  LITIGATION
Significant developments have occurred on the following legal matters since December 31, 2001:

MANCHAK  V.  US  ECOLOGY, INC., CIVIL ACTION NO. 96-494, U.S. DISTRICT COURT FOR
-------------------------------
THE  DISTRICT  OF  NEVADA.
Plaintiff filed suit in 1996 claiming that the Company had infringed on a sludge treatment patent at its Beatty, Nevada hazardous disposal facility in the early 1990s. The Company does not believe it infringed any Manchak patent. On October 15, 2002, the United States District Court for the District of Nevada granted the Company's motion for summary judgment, dismissing the suit. The Plaintiff filed a motion for reconsideration with the trial court on October 31, 2002. The Company expects to file a claim seeking recovery of attorney fees from Plaintiff. The Company believes the plaintiff's case is without merit and will continue to vigorously contest the matter.

FEDERAL RCRA INVESTIGATION AT THE OAK RIDGE, TENNESSEE FACILITY.
----------------------------------------------------------------
On August 8, 2002 counsel for subsidiary American Ecology Recycle Center (AERC) entered a guilty plea in United States District Court for the Eastern District of Tennessee to a single felony count of storing hazardous waste without the necessary permit at the subsidiary's Oak Ridge facility from 1997 to 2000. AERC also paid a $10,000 fine. The plea agreement recognized the subsidiary's voluntary contributions of $12,500 to the Tennessee Wildlife Resources Agency and $12,500 to the Tennessee Valley Authority Police to support environmental training and enforcement. The matter is now fully resolved.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO. Discovery is ongoing in this litigation, which alleges that the State of California breached promises to the Company including a commitment to employ its best efforts to acquire a site for the Company to construct and operate a low-level radioactive waste disposal facility in California. A court mandated settlement conference is scheduled for December 9, 2002. Trial is scheduled to begin in January 2003. The Company is seeking more than $162 million from the State. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
--------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA.
US Ecology and other plaintiffs seek monetary damages and are contesting the State of Nebraska's proposed denial of a license to construct and operate a low-level radioactive waste facility in Butte, Nebraska. The Company is seeking more than $6.2 million in this matter. On September 30, 2002 the United States District Court for the District of Nebraska entered a judgment against the State of Nebraska for $151 million plus post-judgment interest. As part of the Court's damages determination, the Court identified total US Ecology damages of $12.3 million. The State of Nebraska appealed the ruling on October 30, 2002. No assurance can be given that Court's ruling will be sustained upon appeal or that the Company will recover any damages.

MATTIE CUBA, ET. AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET.
--------------------------------------------------------------------------------
AL.,  CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT, RUSK COUNTY, TEXAS.
----
The Company filed a motion for summary judgment in July 2002 based on lack of evidence. On August 7, the Court ruled that plaintiffs had 90 days to complete discovery and respond to the motion. The motion for summary judgment will be heard on November 19, 2002. The Company believes the plaintiffs' case is without merit and will continue to vigorously contest the matter. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

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

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH,  ET  AL INCL. AEC, AEESC, AEMC AND AESC, CASE NO. 604662/99, SUPREME
---------------------------------------------------
COURT  OF  STATE  OF  NEW  YORK,  COUNTY  OF  NEW  YORK.
On February 12, 2002, the Company settled a dispute with National Union Fire Insurance Company of Pittsburgh and other entities ("National") related to indemnification of the above General Motors claim. The Company received a $250,000 payment and dismissed all claims against National. The $250,000 was recognized as Other Income during the quarter ending March 31, 2002. This matter is now fully resolved.

US ECOLOGY, INC. V. DAMES & MOORE, INC.,CASE NO. CV OC 0101396D, FOURTH JUDICIAL
----------------------------------------
DISTRICT  COURT,  ADA  COUNTY,  IDAHO.
On May 3, 2002, the Company settled a dispute with Dames & Moore, Inc.\URS ("URS") over URS' alleged failure to pay for work performed under contract at Brookhaven National Laboratory ("BNL"). Pursuant to a settlement agreement, URS paid the Company $700,000 in May 2002, of which $600,000 was previously recorded as revenue. This matter is now fully resolved.

On March 20, 2002, the Company settled a related dispute with BNL by which BNL paid $86,000. This amount was recorded as revenue in the first quarter of 2002. This matter is now fully resolved.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO, CASES 10-CA-30847  AND 10-CA-31149, U.S. SIXTH CIRCUIT COURT OF
----------------
APPEALS.
In June 2002, the Company paid $1,027,000 to settle a grievance filed by the Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") alleging that US Ecology engaged in unfair labor practices. $871,000 was previously accrued for settlement. The additional $156,000 was recorded under Other Expense in June 2002. The above grievance is now fully resolved.

On August 8, 2002 the Company and the Union announced that they had entered into a new 5-year collective bargaining agreement.

NOTE  9.   SUBSEQUENT  EVENTS

On October 15, 2002, the Company and Wells Fargo Bank entered into an amendment to the line of credit that reduced the interest rate and fee structure to the Company, modified existing financial covenants, reduced the periodic reporting requirements, reduced the maximum amount available from $8,000,000 to $6,000,000 and extended the maturity date to June 15, 2004.

On  October  15,  2002,  in the matter styled MANCHAK V. US ECOLOGY, INC., CIVIL
                                              ----------------------------
ACTION NO. 96-494, U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA, the United States District Court for the District of Nevada granted the motion for summary judgment, dismissing the patent infringement lawsuit filed against the Company. On October 31, 2002 plaintiffs filed a motion for reconsideration with the trial court.

On October 18, 2002, the Company announced that subsidiary American Ecology Recycle Center, Inc. ("AERC"), which operates the Oak Ridge, Tennessee LLRW processing facility and Field Services division was being marketed for sale.
Interested parties have entered into non-disclosure agreements, received information about AERC and met with Company representatives. The Company has indicated that interested parties should submit bids to acquire AERC by late November.

On October 24, 2002, the Company announced that it had entered into a five year, fully amortizing, $7.0 million term loan agreement, effective October 28, 2002, with Wells Fargo Bank to substantially refinance the $8.5 million Idaho Industrial Revenue Bond. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. The Company has pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown hazardous and radioactive waste facilities. The term loan is cross-collateralized with the Company's line of credit. At October 28, 2002 the interest rates available to the Company ranged from 4.1% to 4.9%. The Company funded the $1.5 million balance owing on the bond with cash on hand.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, the ability to sell or market the Oak Ridge processing and field services subsidiary (AERC), compliance with and changes to applicable laws and regulations, exposure to litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor issues, and loss of major contracts. The audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2001 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on our current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2001.

Unless otherwise described, changes discussed relate to the increase or decrease from the three and nine-month periods ended September 30, 2001 to the three and nine-month periods ended September 30, 2002.

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

In October 2001, new management was appointed and the Company was reorganized to focus on optimizing performance of its core waste treatment and disposal assets. Management believes that this restructuring has yielded significant benefits including improved market penetration, clearer organizational accountability, cost savings, and improved utilization of operating assets. Management further believes that the planned disposition of its low-level radioactive waste processing facility in Oak Ridge, Tennessee is an important element of the Company's refocused business strategy. For the three and nine-months ending September 30, 2002, the Company's revenue and net income have shown significant improvement, principally due to implementation of the management's teams new strategy.

On April 18, 2002, the Company entered into a five-year lease for approximately 8,500 square feet of commercial office space in Boise, Idaho, which the Company moved into on July 1, 2002. Effective July 1 2002, the Company's new address is Lakepointe Centre I, 300 E. Mallard Drive, Suite 300, Boise, ID 83706.

OVERALL  COMPANY  PERFORMANCE
-----------------------------

On a consolidated basis, the Company's financial performance for the nine-months ended September 30, 2002 as measured by net income before cumulative effect of accounting change reflected a material improvement over its financial performance during the same period in 2001. Management believes this improvement is due to the turn-around plan and restructuring actions implemented late last year. This plan focused on increasing waste volumes, cost controls, streamlined reporting, and the implementation of a new sales organization and related incentive program designed to increase revenue and earnings. These improvements were impeded by significant operating losses for the Company's Oak Ridge, Tennessee based subsidiary, American Ecology Recycle Center, Inc.

The Company's financial performance for the three months ended September 30, 2002 was weaker than the first and second quarters of 2002, primarily due the completion of several large clean-up projects in the first half of the year. Continued operating losses at the Oak Ridge, Tennessee processing facility combined with lower revenue at the Robstown, Texas and Richland, Washington facilities contributed to the weaker third quarter. In the third quarter, and throughout 2002, the Company invested substantially in the removal of waste inventory, non-revenue producing material and facility upgrades to prepare the Oak Ridge-based subsidiary for sale. Management does not believe that the Oak Ridge processing business is consistent with the Company's core treatment and disposal business model and considers the timely and orderly disposition of that business as critical to the ability of the Company to meet its future growth objectives.

A significant portion of the Company's 2002 revenue is attributable to discrete clean-ups ("Event Business"). The project-specific nature of the Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter swings, depending on the relative contribution from single Event Business. Management's strategy is to expand its recurring business ("Base Business") while simultaneously securing both large and small event opportunities. Management believes that by structuring its operating costs so that the Company's Base Business covers fixed costs, more of the Event Business revenue will fall through to the bottom line. This strategy takes advantage of the high fixed cost nature of the disposal business.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. It is unlikely that changes in most estimates and assumptions would materially change the Company's financial position and results of operations. Litigation, Income Taxes, Project Accounting and Disposal Facility Accounting however, involves subjective judgments, estimates, and assumptions that would likely produce a materially different financial position and result of operation if different judgments, estimates, or assumptions were used.

LITIGATION
The Company is involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. Approximately $900,000 is included as an Other Expense for litigation where the Company was the defendant in the nine-month period ending September 30, 2002. The Company also has recorded $27,430,000 for future facility development costs, which may not be realized if the Company does not recover monetary damages from the State of California and the State of Nebraska or the disposal projects in these States do not become operational. The decision to accrue costs or write off assets is based upon the specific facts and circumstances related to each case and management's evaluation of changing circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. The valuation allowance reflects management's belief that due to a history of tax losses and the financial condition of the business, it was more likely than not that the Company would be unable to utilize portions of the deferred tax assets prior to their expiration. The Company reported taxable income in 2001, however, fully expects to do so again in 2002. The Company further believes the business will again be profitable 2003. The determination of whether a valuation allowance is appropriate and of how much that valuation allowance should be is based on subjective judgments of whether it is more likely than not that the Company will be able to utilize some, or all, of the deferred tax assets. The Company is presently assessing its valuation allowance for the deferred tax assets and the future likelihood of the utilization of some or all of the Company's $30 million net operating loss.

PROJECT  ACCOUNTING
The Company performs relatively large, fixed fee, and long-duration remediation projects through the Company's Field Services Division. Management makes preliminary assumptions regarding the duration, percentage of completion, and cost of the projects prior to bidding, but will not know the actual duration and costs until the project is 100% complete. Differences between the preliminary contamination assessment and the actual contamination can vary materially, resulting in significant changes in each individual project profit or loss.

DISPOSAL  FACILITY  ACCOUNTING
Accounting for disposal facilities requires numerous subjective and complex judgments, estimates, and assumptions that materially affect financial position and results of operations. In general terms, a disposal unit development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining, and monitoring the disposal unit once this space has been filled. Major assumptions and judgments used to calculate disposal unit development assets and closure liabilities are as follows:

Personnel and equipment costs incurred to construct disposal cells are identified by management and capitalized as a disposal unit development asset.

The disposal unit development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These take into account volume, compaction rates, and space reserved for capping the filled disposal units.

The closure liability is the present value based on a current cost estimate prepared by an independent engineering firm of the costs to close, maintain, and monitor disposal units. Management estimates the timing of payment and then accretes the current cost estimate by an estimated cost of living, and then discounts the accreted current cost estimate back to a present value. The final payments of the closure liability are currently estimated as being paid in 2056.

On January 1, 2002, the Company early adopted SFAS 143 Accounting for Asset Retirement Obligations. This change is more fully described in Note 5 to the financial statements with a pro-forma effect as shown on the face of the income statement.

Compliance with SFAS 143 is mandatory. Under FAS 143, future expenses will increase on a period basis as the $16,323,000 cumulative effect recognized as of January 1, 2002 flows through expenses over the currently projected 55 years. The current annualized estimated expense increase is approximately $750,000 per year.

RESULTS  OF  OPERATIONS
-----------------------


The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to revenues:

                                         Three Months Ended              Nine Months Ended
                                         ------------------              -----------------
     ($ in 000's)                   September 30,   September 30,    September 30,    September 30,
                                    -------------   -------------    -------------    -------------
                                         2002            2001            2002             2001
                                         ----            ----            ----             ----
                                         $      %         $      %         $      %        $      %
                                  --------  -----  --------  -----  --------  -----  -------  -----

Revenue                            15,774           13,896           50,932           40,493
Direct operating costs             10,848   68.8%    9,326   67.1%   31,789   62.4%   25,775  63.7%
                                  --------         --------         --------         -------

Gross profits                       4,926   31.2%    4,570   32.9%   19,143   37.6%   14,718  36.3%
SG & A                              3,982   25.2%    5,498   39.6%   12,261   24.1%   14,494  35.8%
                                  --------         --------         --------         -------

Income (loss) from operations         944    6.0%     (928)  -6.7%    6,882   13.5%      224   0.6%

Investment income                       7    0.0%       24    0.2%       23    0.0%      231   0.6%
Gain on sale of assets                 43    0.3%       50    0.4%      126    0.2%      162   0.4%
Interest expense                      227    1.4%      294    2.1%      751    1.5%      898   2.2%
Other income (expense)                 39    0.2%      (34)  -0.2%     (545)  -1.1%      990   2.4%
                                  --------         --------         --------         -------

Net income (loss) before income       806    5.1%   (1,182)  -8.5%    5,735   11.3%      709   1.8%
taxes
Income tax expense (benefit)         (226)  -1.4%       30    0.2%     (226)  -0.4%      114   0.3%
                                  --------         --------         --------         -------

Net income (loss) before
cumulative effect of accounting     1,032    6.5%   (1,212)  -8.7%    5,961   11.7%      595   1.5%
change
Cumulative effect of accounting        --    0.0%       --    0.0%   16,323   32.0%       --   0.0%
                                  --------         --------         --------         -------
change

Net income (loss)                   1,032    6.5%   (1,212)  -8.7%   22,284   43.8%      595   1.5%

Preferred stock dividends             100    0.6%       99    0.7%      297    0.6%      295   0.7%
                                  --------         --------         --------         -------

Net income available to common
shareholders                          932    5.9%   (1,311)  -9.4%   21,987   43.2%      300   0.7%
                                  ========         ========         ========         =======

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
------------------------------------------------------------

REVENUE
-------

For the three months ended September 30, 2002, the Company reported consolidated revenue of $15,774,000, a 14% increase over the $13,896,000 reported for the same period in 2001. During the three months ending September 30, 2002, $3,853,000 or 24% of revenue, represented work performed under a contract with the U.S. Army Corps of Engineers. This contract is utilized by the Corps of Engineers and other federal agencies shipping waste to the Company's Grand View, Idaho treatment and disposal facility.

In the fourth quarter of 2001, the Company sold certain non-core business operations that represented $531,000 of revenue in the three months ended September 30, 2001. When the three-month revenue in 2001 is adjusted, comparable consolidated revenue for 2002 was 18% higher over the same period last year.

Operating  Disposal  Facilities
-------------------------------

At the Grand View, Idaho disposal facility, purchased on February 1, 2001, revenue increased $1,502,000 from the same period last year. During the third quarter, the facility disposed of 78,000 tons of material with a large percentage representing usage under the Army Corps of Engineers contract. The large percentage of usage under that contract is expected to continue through the first quarter of 2003.

Revenue at the Beatty, Nevada disposal facility was $429,000 higher in the three months ended September 30, 2002 than the same quarter of 2001 due to increased disposal and thermal processing volumes. In the first quarter of 2002, the Company entered into an incentive-driven operating agreement with the thermal equipment manufacturer/patent holder that has produced increased throughput. Increased direct disposal and treatment volumes combined with improved operational efficiencies and sales production improved revenue and earnings at the site during the quarter ending September 30, 2002.

The Robstown, Texas hazardous disposal facility's revenue decreased $744,000 for the three months ended September 30, 2002 from the same period in 2001. The decrease in revenue was primarily due to a weaker economy and reduced "Event" business. During the third quarter, Company management reorganized the sales force responsible for this facility and improved revenues are expected for the fourth quarter.

Processing  and  Field  Services
--------------------------------

During the three months ended September 30, 2002, the Oak Ridge, Tennessee processing facility's revenue decreased $711,000 due to reduced throughput of radioactive waste. This lower waste throughput was partially offset by a higher average selling price for processing implemented earlier in the year. In the third quarter the facility experienced problems processing waste in a timely manner. In addition, facility resources were devoted to removing the non-revenue producing material and upgrading the facility in preparation for sale.

Field Services, an event-driven remediation business, contributed $1,728,000 of the quarterly increase in revenue for the period ended September 30, 2002. Five projects were active during the first nine months of 2002. Three of these extended into the third quarter and two are expected to generate revenue in the fourth quarter of 2002. The two projects extending into the fourth quarter are fixed fee contracts for the decontamination, removal and disposal ofradioactive material from client facilities. Field Services has begun the characterization required to determine where the materials removed from these facilities will ultimately be disposed. This characterization process is not sufficiently advanced to determine the final direct cost for disposal of all materials removed from client premises. No assurance can be given at this time that the fixed price contract amounts will cover the full cost of disposal of such materials.

In the fourth quarter of 2001, the Company sold certain non-core business operations that represented $531,000 of revenue in the three months ended September 30, 2001.

DIRECT  OPERATING  COSTS
------------------------

For the three months ended September 30, 2002, consolidated direct operating costs increased at a higher rate than revenue. The Company reported consolidated direct operating costs of $10,858,000 or a 16% increase compared to $9,326,000 in the same period in 2001. The higher consolidated direct operating costs were the result of higher disposal costs for waste shipped off site from the Oak Ridge facility, project-driven direct operating costs associated with on-going Field Services projects and volume driven costs incurred at the Grand View and Beatty disposal facilities.

Operating  Disposal  Facilities
-------------------------------

At the Beatty, Nevada disposal facility direct costs increased $359,000 during the three months ended September 30, 2002. The increase in direct operating costs is due to increased volumes of waste disposed of and, to lesser extent, an emphasis on improving disposal methods and regulatory compliance oversight which has resulted in increased labor and other related costs. The backlog of material on site awaiting disposal decreased during the third quarter of 2002, reflecting increased through put at the facility.

On June 20, 2002, the State of Nevada issued notices of alleged air quality violations. On July 17, 2002, the Company entered an administrative stipulation and order to resolve the matter, including a $2,280 penalty for exceeding permitted air emission levels. Also in July 2002, the state issued a finding of alleged violation and order to certify compliance with specified hazardous waste regulations following an inspection of the Beatty facility performed during the second quarter. On September 30, 2002, the Company entered an administrative stipulation and order to resolve the matter, with no admission of guilt, including an $81,500 penalty. The matter is now resolved.

The Company has instituted a series of measures to upgrade operational efficiency and regulatory compliance at the Beatty facility. These actions include, but are not limited to replacing the former site manager, hiring a new lab manager, terminating other site personnel, and temporarily assigning experienced staff from Company facilities in Robstown and Winona, Texas, and Boise and Grand View, Idaho to assist at Beatty. The Company's Director of Hazardous Waste Operations has also spent significant time at the facility during the quarter. Management believes that the primary operational and compliance issues have been resolved and the site will remain profitable the remainder of the year.

Processing  and  Field  Services
--------------------------------

Field Services contributed $1,532,000 of the increase in direct operating costs for the three months ended September 30, 2002 due to an increase in the number and scope of projects currently underway. Five projects worth approximately $8,000,000 are being performed in 2002 compared to 3 projects worth approximately $1,000,000 performed in 2001. Two significant projects were being performed during the third quarter of 2002 while one smaller project was being performed during the third quarter of 2001.

At the Oak Ridge, Tennessee processing facility direct operating costs increased by $442,000 for the three months ended September 30, 2002, despite lower quarter-to-quarter revenue. This reflects both higher disposal costs being charged from the facility's primary off-site disposal provider and higher volumes of waste shipped for disposal. Waste shipped off site for disposal is comprised of both customer waste (waste that can be charged to a specific customer) and non-revenue waste (waste that is either a by-product of processing or otherwise not billable to a customer).

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal and consulting costs required to license the facilities for initial operation, or labor costs required to safely close and maintain the facilities subsequent to operational use. For the three months ended September 30, 2002 and 2001, the Company reported $340,000 and $100,000 of expenses related to licensing facilities for initial use and $120,000 and $110,000, respectively, of costs in 2001 and accretion of the closure liability in 2002 in order to close or maintain facilities subsequent to use.

SELLING,  GENERAL  AND  ADMINISTRATIVE  COSTS  (SG&A)
-----------------------------------------------------

For the three months ended September 30, 2002, the Company reported SG&A of $3,982,000, a 28% reduction from the $5,498,000 for the same three months of 2001. SG&A decreased materially relative to revenue, reflecting the Company's focus on reducing SG&A. During the third quarter, reductions in SG&A occurred at every site, except for the Oak Ridge facility. The most notable reduction in SG&A was at corporate (Boise), where SG&A expense decreased $986,000 or 48% from the same quarter last year, including legal expenses for the three months ending September 30, 2002 of $250,000 from the three months ending September 30, 2001. The remaining reduction in SG&A resulted from across the board decreases in SG&A components.

While management continues to focus on cost containment, new investment is being made in information system infrastructure and upgraded staffing. Beginning in July 2002, the Company launched an initiative to materially upgrade its production and financial information systems. It is expected that by the end of the first quarter of 2003, the Company's information systems upgrade will be largely complete. Concurrent with the information system upgrade, the Company is centralizing its accounting function. Management believes that the implementation of an enhanced information system platform and centralized accounting will improve the availability, and timeliness of financial and management information. The majority of these costs will be incurred and expensed in 2002 and are not expected to exceed $200,000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
-----------------------------------------------------------

REVENUE
-------

For the nine-months ended September 30, 2002, the Company reported consolidated revenue of $50,932,000, a 26% increase over the $40,493,000 reported for the nine-month period in 2001. During the nine-months ending September 30, 2002, $10,724,000 or 21% of revenue represented work performed under the U.S. Army Corps of Engineers contract.

In the fourth quarter of 2001, the Company sold certain non-core business operations that represented $2,523,000 of revenue in the nine months ended September 30, 2001. The Company did not report revenue for these closed or sold business units in the first three quarters of 2002. When the nine-month revenue in 2001 is adjusted, comparable revenue for 2002 was 34% higher over the same period last year.

Operating  Disposal  Facilities
-------------------------------

During the nine months ended September 30, 2002, the Richland, Washington LLRW disposal facility contributed $1,618,000 of the increase in revenue due to the March 2002 completion of a $3,850,000 contract for the Army Corps of Engineers. The Fort Greely, Alaska Army Corps clean-up project represented 86% of revenue at the Richland facility and 21% of revenue for the Company during the first quarter of 2002.

The Grand View, Idaho disposal facility, purchased on February 1, 2001, contributed $2,564,000 to the increase in revenue. A record volume of material disposed reflect increased utilization by the U.S. Army Corps of Engineers and other Federal agencies, and the facility's December 2001 regulatory approval to accept specified low concentration radioactive materials from private industry in addition to government customers.

Revenue at the Beatty, Nevada disposal facility was $673,000 lower in the nine-months ended September 30, 2002 due to reduced disposal volumes and thermal processing inefficiencies experienced primarily in the first quarter of 2002.

The Robstown, Texas hazardous disposal facility contributed $1,655,000 of the increase in revenue for the nine months ended September 30, 2002. The increase in revenue reflects disposal of waste from two large clean-up projects during the first half.

Processing  and  Field  Services
--------------------------------

During the nine-months ended September 30, 2002, the Oak Ridge, Tennessee processing facility contributed $1,654,000 of the increase in revenue due to increased throughput of radioactive waste and the implementation of price increases for LLRW processing services. The pricing increase did not significantly affect revenue during the first half of 2002 due to a backlog of customer waste processed under prior pricing agreements and shipments of non-revenue producing materials off-site for disposal.

Field Services contributed $6,009,000 of the increase in revenue for the nine-months ended September 30, 2002 as five projects were active during the first nine months of 2002.

In the fourth quarter of 2001, the Company sold certain non-core business operations that represented $2,523,000 of revenue in the nine months ended September 30, 2001.

DIRECT  OPERATING  COSTS
------------------------

For the nine-months ended September 30, 2002, the Company reported consolidated direct operating costs of $31,789,000 or a 23% increase compared to $25,775,000 in the corresponding period in 2001. However, consolidated direct operating costs increased at a lower rate than revenue during the first nine months of 2002, reflecting the high fixed cost nature of the Company's business.

Operating  Disposal  Facilities
-------------------------------

The Robstown, Texas disposal facility contributed $1,543,000 of the increase in direct operating costs for the nine months ended September 30, 2002. The increase in direct costs is principally due to two large remediation projects requiring disposal during the first half of 2002.

The Beatty, Nevada disposal facility contributed $386,000 of the increase in direct costs even though revenue fell $673,000 during the nine-months ended September 30, 2002. Direct costs were 76% of revenue during the first nine months of 2002 versus 65% in 2001. During the nine months ended September 30, 2002 the facility experienced reduced throughput as well as operational inefficiencies, which management believes have been largely resolved.

Processing  and  Field  Services
--------------------------------

Field Services contributed $4,227,000 of the increase in direct operating costs for the nine months ended September 30, 2002 due to an increase in the number and scope of projects. Five projects worth approximately $8,000,000 are being performed in 2002 while 3 projects worth approximately $1,000,000 were being performed in 2001.

The Oak Ridge, Tennessee processing facility contributed $1,405,000 of the increase in direct operating costs for the nine months ended September 30, 2002. Increases in direct operating costs were principally due to increased labor costs and off-site shipment of both customer and non-revenue producing materials for disposal during the first three quarters of 2002. However, direct operating costs at the Oak Ridge facility fell as a percentage of revenue from 112% of revenue last year to 100% of revenue for the nine-month period of this year principally due to staff reductions and improved operational efficiencies. The backlog of material on site has been decreased substantially during the first nine-months of 2002, allowing increased processing of more recent backlog materials and new, incoming wastes.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal and consulting costs required to license the facilities for initial use, or labor costs in order to safely close and maintain the facilities subsequent to use. For the nine months ended September 30, 2002 and 2001, the Company reported $810,000 and $420,000 of expenses related to licensing facilities for initial use and $230,000 and $330,000, respectively, in order to close and maintain facilities subsequent to use.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the nine-months ended September 30, 2002, the Company reported SG&A of $12,261,000 or 24 % of revenue compared to the $14,494,000 or 36% of revenue posted during the first nine months of 2001. Of note, 2001 SG&A only reflected 8 months of SG&A for the Company's Grand View, Idaho facility, which was purchased on February 1, 2001. SG&A was 2,233,000 lower during the first nine months of 2002 than during the same period of 2001 even though revenue increased by 26%.

Priority attention continues to be devoted to advancing or resolving pending legal matters and litigation. During the first nine months of 2002, the Company has resolved 7 of 13 previously pending legal matters. Legal expenses for the nine months ending September 30, 2002 decreased $190,000 from the nine months ending September 30, 2001.

One of the major items in the Company's restructuring plan implemented late last year was cost controls and streamlined reporting. The restructuring effort originally focused on headcount and has subsequently focused on reviewing services required to more efficiently and effectively operate the Company. With the exception of insurance, substantially all other SG&A spending categories have decreased from the nine months ending September 30, 2001 to the nine months ending September 30, 2002.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
---------------------------------------------------------------------

INVESTMENT  INCOME
------------------

For the three and nine months ended September 30, 2002, the Company earned investment income of $7,000 and $23,000 or a $17,000 and $208,000 decrease from the corresponding periods in 2001. Investment income is earnings on cash balances, restricted investments, and notes receivable of which the Company maintains minimal amounts. Investment income for the three and nine months ended September 30, 2001 was primarily comprised of earnings on investments acquired on February 1, 2001 as part of the Grand View, Idaho acquisition. These investments were subsequently converted to cash and used to fund operations during 2001.

INTEREST  EXPENSE
-----------------

For the three and nine-months ended September 30, 2002, the Company reported interest expense of $227,000 and $751,000 or a decrease of $67,000 and $147,000 from the corresponding periods in 2001. Decreased use of the Company's line of credit contributed to the decreased interest expense during 2002. 2002 Interest expense is primarily comprised of the interest payable on the recently refinanced $8,500,000 industrial revenue bond ("IRB") for the Grand View, Idaho facility of almost $60,000 per month. The Company does not expect significant borrowings on the credit facility for the remainder of 2002, although the Company expects to periodically utilize the line of credit in response to normal fluctuations in cash flow.

The  Idaho  IRB matured on November 1, 2002. As the Company announced on October
24, 2002, the Industrial Revenue Bond was substantially refinanced with a $7,000,000, five year, fully amortizing term loan from the Company's primary lender, Wells Fargo Bank. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. At October 28, 2002 the interest rates available to the Company ranged from 4.1% to 4.9%. The Company has funded the $1.5 million balance owing on the bond with cash on hand.

Due to this refinancing, interest expense is expected to decrease by approximately $30,000 per month from what was previously being paid on the IRB due to the reduction in the interest rate and lower amount of debt outstanding under the new term loan. Interest expense is also expected to fluctuate to a greater extent starting in the fourth quarter of 2002 due to the variable interest rate attached to the term loan.

GAIN  ON  SALE  OF  ASSETS
--------------------------

For the three and nine-months ended September 30, 2002, the Company disposed of an insignificant amount of assets. The gain on sale of assets primarily relates to a pro-rated gain on assets sold as part of the August 2000 sale and leaseback transaction.

OTHER  INCOME  (LOSS)
---------------------

Other Income is composed of the following ($ in thousands):

                                                  Three Months Ended     Nine Months Ended
                                                  ------------------     -----------------
                                                    September 30,          September 30,
                                                    -------------          -------------
                                                  2002        2001        2002        2001
                                                ---------  ----------  ----------  ----------
Litigation accrual related to GM settlement     $      --  $      --   $    (740)  $      --
Payment received on National Union settlement          --         --         250          --
Insurance claim refunds                                --          8          27           8
NLRB settlement                                        --         --        (156)         --
Data processing services                               28         --          55          --
Other miscellaneous income, net                        11        (42)         19         (14)
Reversal of professional fee accrual                   --         --          --         160
Reversal of restructuring charge                       --         --          --          52
Adjustment of tax accrual                              --         --          --         107
Reversal of excess bond interest                       --         --          --         177
Reversal of excess burial fee accrual                  --         --          --         500
                                                ---------  ----------  ----------  ----------

Total other income (loss)                       $      39  $     (34)  $    (545)  $     990
                                                =========  ==========  ==========  ==========

INCOME  TAXES
-------------

The components of the income tax provision (benefit) were as follows (in thousands):

                                Three Months          Nine Months
                               Ended  Sep  30,      Ended  Sep  30,
                             -------------------  -------------------
                               2002       2001      2002       2001
                             ---------  --------  ---------  --------
State tax expense (benefit)      (226)        30      (226)       114
                             =========  ========  =========  ========

The tax effects of temporary differences between income for financial reporting and taxes give rise to deferred tax assets and liabilities. At September 30, 2002, the Company has approximately $11 million of deferred tax assets which primarily relate to net operating losses, deferred site maintenance costs, depreciation and amortization, and other accrued liabilities. Management believes it is more likely than not that some or all of the deferred tax assets will not be realized, consequently a valuation allowance has been established for the net deferred tax assets. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The net operating loss carry forward is approximately $32,000,000 at September 30, 2002. Of this carry forward, approximately $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code
Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020. The amount of the Company's net operating loss carry forwards could be reduced if the Company is ultimately unsuccessful in pursuing a pending refund claim with the Internal Revenue Service.

CUMULATIVE  EFFECT  OF  ACCOUNTING  CHANGE
------------------------------------------

On January 1, 2002, the Company early adopted SFAS 143 Accounting for Asset Retirement Obligations. This change is more fully described in Note 5 to the financial statements with a pro-forma effect as shown on the face of the income statement. Compliance with SFAS 143 is mandatory. Implementation is expected to have the following effects upon the Company:

     - A stronger balance sheet through a reduction in liabilities and increase in the Company reported book net worth. Management believes the improved balance sheet was a factor in renewing the Company's line of credit on more favorable terms and in refinancing the IRB.

     - Improved comparability of results with the Company's competitors is expected to occur as uniform application of the SFAS 143 standard replaces the varying practices previously employed in the waste industry.

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

CAPITAL  RESOURCES  AND  LIQUIDITY
----------------------------------

On September 30, 2002, cash and cash equivalents totaled $3,051,000, a decrease of $1,425,000 from December 31, 2001. The decrease in cash was primarily due to repayment of debt. The Company expects further reductions in cash balances as improved cash management procedures allow low or non-interest earning cash to be utilized more efficiently, e.g. repaying higher cost debt. In addition to the $5,000,000 repaid on the line of credit by April 5, 2002 and other regularly scheduled debt payments, the Company has early retired $808,000 of relatively high cost debt in the first nine months of 2002. These debt reduction actions reflect management's initiatives to improve the Company's balance sheet and maximize asset utilization.

During the first nine months of 2002, the Company's "days sales outstanding" decreased in the first three quarters of 2002 to 66 days at September 30, 2002, compared to 83 days at December 31, 2001. Continued improvements in cash and receivable balances are a priority objective for the fourth quarter of 2002.

As of September 30, 2002 the Company's liquidity, as measured by the current ratio, improved to 1.2 to 1.0 at September 30, 2002 from 0.7 to 1.0 at December 31, 2001. Likewise, the Company's working capital position materially improved, as reported working capital increased $13,188,000 to $2,620,000 at September 30, 2002 from a $10,568,000 deficit on December 31, 2001. The primary reasons for the increase in working capital was the refinancing of the IRB, completion of processing and disposal contracts billed prior to December 31, 2001 and strong cash flow from operations.

The Company is reporting a material improvement in its working capital position due in large part to the refinancing of the $8.5 million Idaho IRB with a $7.0 million term loan. The remaining $1,500,000 was funded with cash on hand. At September 30, 2002, $5,833,000 of the $8,500,000 IRB balance is reported as long term debt since it is not scheduled to be repaid within the next year. However, the terms of the credit facility allow for early retirement of the debt. The Company has pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown, Texas hazardous and radioactive waste disposal facilities as collateral for the term loan. The term loan is cross-collateralized with the Company's line of credit.

Since December 31, 2001, the Company's leverage has decreased, as evidenced by debt to equity ratio of 0.8:1.0 at September 30, 2002, compared to 2.3:1.0 at fiscal year-end 2001. The debt to equity ratio is defined as total debt divided by shareholders equity. This decrease in the Company's leverage is principally the result of the implementation of SFAS 143 as more fully described in Note 5 to the financial statements, and the full retention of earnings.

On September 30, 2002, the Company had in place a revolving line of credit with Wells Fargo Bank in Boise, Idaho. The line of credit is secured by the Company's accounts receivable. At September 30, 2002 and December 31, 2001, the outstanding balance on the revolving line of credit was $0 and $5,000,000, respectively. The Company borrows and repays according to business demands and availability of cash. On April 5, 2002 the Company repaid $1,500,000, bringing the balance to $0 and has not borrowed since that date. On October 15, 2002 the Company and Wells Fargo Bank entered into an amendment that reduced the interest rate and fee structure to the Company, modified existing financial covenants, reduced the periodic reporting requirements, reduced the maximum amount available from $8,000,000 to $6,000,000 and extended the maturity date of the line of credit to June 15, 2004.

The Company is currently assessing capital expenditure needs for 2003. Along with the normal replacement of aging assets, a multi-million dollar expansion of disposal capacity at the Grand View, Idaho facility is planned for 2003.

The Company believes that cash flow from operations, augmented as needed by borrowings under the line of credit, will be sufficient to meet the Company's cash needs for the foreseeable future.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company does not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets as the amount held is the minimum requirement imposed by insurance or government agencies. At September 30, 2002, $244,000 is held in short term pledged investment accounts and $740,000 in tax refunds is due from the Federal Government. Together these items earn interest at approximately 5% and comprise 1.1% of assets.

The Company has limited interest rate risk on debt instruments, as management has preferred fixed rate instruments to variable rate instruments. At September 30, 2002, no variable rate debt is owed, and the line of credit would have been accruing interest at the rate of 5.0%. On October 28, 2002, the Company substantially refinanced the 8.25% fixed rate $8,500,000 Industrial Revenue Bond with a $7,000,000 five year term loan from the Company's primary lender. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. At October 28, 2002 the interest rates available to the Company ranged from 4.1% to 4.9%. The Company is considering entering into an interest rate swap or interest rate cap transaction to mitigate fluctuations in interest rate, thereby lessening the impact of changes of interest rates on earnings.

ITEM  4.   CONTROLS  AND  PROCEDURES.

(a) Within the 90 day period prior to the filing of this report, Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's Exchange Act filings.

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that our records and filings accurately reflect the transactions that we have engaged in. For the quarter ending September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART  II  OTHER  INFORMATION.
-----------------------------
ITEM  1.  LEGAL  PROCEEDINGS.

Except as described below, there were no material developments with regard to previously reported legal proceedings:

MANCHAK  V.  US  ECOLOGY, INC., CIVIL ACTION NO. 96-494, U.S. DISTRICT COURT FOR
-------------------------------
THE  DISTRICT  OF  NEVADA.
Plaintiff filed suit in 1996 claiming that the Company had infringed on a sludge treatment patent at its Beatty, Nevada hazardous disposal facility in the early 1990s. The Company does not believe it infringed any Manchak patent. On October 15, 2002, the United States District Court for the District of Nevada granted the Company's motion for summary judgment, dismissing the suit. The Plaintiff filed a motion for reconsideration with the trial court on October 31, 2002. The Company expects to file a claim seeking recovery of attorney fees from Plaintiff. The Company believes the plaintiff's case is without merit and will continue to vigorously contest the matter.

FEDERAL RCRA INVESTIGATION AT THE OAK RIDGE, TENNESSEE FACILITY.
----------------------------------------------------------------
On August 8, 2002 counsel for subsidiary American Ecology Recycle Center (AERC) entered a guilty plea in United States District Court for the Eastern District of Tennessee to a single felony count of storing hazardous waste without the necessary permit at the subsidiary's Oak Ridge facility from 1997 to 2000. AERC also paid a $10,000 fine. The plea agreement recognized the subsidiary's voluntary contributions of $12,500 to the Tennessee Wildlife Resources Agency and $12,500 to the Tennessee Valley Authority Police to support environmental training and enforcement. The matter is now fully resolved.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO. Discovery is ongoing in this litigation, which alleges that the State of California breached promises to the Company including a commitment to employ its best efforts to acquire a site for the Company to construct and operate a low-level radioactive waste disposal facility in California. A court mandated settlement conference is scheduled for December 9, 2002. Trial is scheduled to begin in January 2003. The Company is seeking more than $162 million from the State. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
--------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA.
US Ecology and other plaintiffs seek monetary damages and are contesting the State of Nebraska's proposed denial of a license to construct and operate a low-level radioactive waste facility in Butte, Nebraska. The Company is seeking more than $6.2 million in this matter. On September 30, 2002 the United States District Court for the District of Nebraska entered a judgment against the State of Nebraska for $151 million plus post-judgment interest. As part of the Court's damages determination, the Court identified total US Ecology damages of $12.3 million. The State of Nebraska appealed the ruling on October 30, 2002. No assurance can be given that Court's ruling will be sustained upon appeal or that the Company will recover any damages.

MATTIE CUBA, ET. AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET.
--------------------------------------------------------------------------------
AL.,  CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT, RUSK COUNTY, TEXAS.
----
The Company filed a motion for summary judgment in July 2002 based on lack of evidence. On August 7, the Court ruled that plaintiffs had 90 days to complete discovery and respond to the motion. The motion for summary judgment will be heard on November 19, 2002. The Company believes the plaintiffs' case is without merit and will continue to vigorously contest the matter. No assurance can be given that the Company will prevail or that this matter can be favorably resolved.

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

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH,  ET  AL INCL. AEC, AEESC, AEMC AND AESC, CASE NO. 604662/99, SUPREME
---------------------------------------------------
COURT  OF  STATE  OF  NEW  YORK,  COUNTY  OF  NEW  YORK.
On February 12, 2002, the Company settled a dispute with National Union Fire Insurance Company of Pittsburgh and other entities ("National") related to indemnification of the above General Motors claim. The Company received a $250,000 payment and dismissed all claims against National. The $250,000 was recognized as Other Income during the quarter ending March 31, 2002. This matter is now fully resolved.

US ECOLOGY, INC. V. DAMES & MOORE, INC.,CASE NO. CV OC 0101396D, FOURTH JUDICIAL
----------------------------------------
DISTRICT  COURT,  ADA  COUNTY,  IDAHO.
On May 3, 2002, the Company settled a dispute with Dames & Moore, Inc.\URS ("URS") over URS' alleged failure to pay for work performed under contract at Brookhaven National Laboratory ("BNL"). Pursuant to a settlement agreement, URS paid the Company $700,000 in May 2002, of which $600,000 was previously recorded as revenue. This matter is now fully resolved.

On March 20, 2002, the Company settled a related dispute with BNL by which BNL paid $86,000. This amount was recorded as revenue in the first quarter of 2002. This matter is now fully resolved.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO, CASES 10-CA-30847  AND 10-CA-31149, U.S. SIXTH CIRCUIT COURT OF
----------------
APPEALS.
In June 2002, the Company paid $1,027,000 to settle a grievance filed by the Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") alleging that US Ecology engaged in unfair labor practices. $871,000 was previously accrued for settlement. The additional $156,000 was recorded under Other Expense in June 2002. The above grievance is now fully resolved.

On August 8, 2002 the Company and the Union announced that they had entered into a new 5-year collective bargaining agreement.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

As of September 30, 2002, the Company had accrued $1,491,000 of dividends on the Series D Preferred Stock whose payment is prohibited by the Credit Agreement with Wells Fargo Bank. The accrued dividend is included in long term accrued liabilities reported on the Company's consolidated balance sheet.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None

ITEM  5.  OTHER  INFORMATION.

On September 16, 2002, the Board of Directors, upon recommendation of the Audit Committee, engaged Moss Adams LLP as the Company's independent auditor, replacing Balukoff Lindstrom & Co. The Company has also retained KPMG LLP to provide tax preparation and advisory services.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  The following exhibits are filed as part of this report:


Exhibit  10.54      2002 Management Bonus Plan dated July 25, 2002
Exhibit 99.1 Certification of September 30, 2002 Form 10-Q by Chief Executive Officer dated November 12, 2002

Exhibit 99.2 Certification of September 30, 2002 Form 10-Q by Chief Financial Officer dated November 12, 2002
Exhibit 99.3 Certification of September 30, 2002 Form 10-Q by Chief Executive Officer dated November 12, 2002
Exhibit 99.4 Certification of September 30, 2002 Form 10-Q by Chief Financial Officer dated November 12, 2002

     (b)  Reports on Form 8-K.

               On August 16, 2002, we filed a Form 8-K with the Securities and Exchange Commission to announce the settlement and felony plea agreement in relation to a longstanding Federal investigation of our Oak Ridge, Tennessee facility.

               On September 18, 2002, we filed a Form 8-K to announce the engagement of Moss Adams LLP as the Company's independent auditors, replacing Balukoff Lindstrom & Co.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AMERICAN ECOLOGY CORPORATION
                                          (Registrant)


Date:  November  12,  2002                By:/s/  Stephen  A.  Romano
                                          --------------------------------------
                                          Stephen  A.  Romano
                                          President, Chief Executive Officer and
                                          Chief Operating Officer

Date:  November  12,  2002                By:/s/  James  R.  Baumgardner
                                          --------------------------------------
                                          James  R.  Baumgardner
                                          Senior  Vice  President,  Chief
                                          Financial  Officer,
                                          Secretary  and  Treasurer

                                    EXHIBIT INDEX

                             Exhibit     Description
                             -------     -----------

Exhibit  10.54      2002 Management Bonus Plan dated July 25, 2002
Exhibit 99.1 Certification of September 30, 2002 Form 10-Q by Chief Executive Officer dated November 12, 2002
Exhibit 99.2 Certification of September 30, 2002 Form 10-Q by Chief Financial Officer dated November 12, 2002
Exhibit 99.3 Certification of September 30, 2002 Form 10-Q by Chief Executive Officer dated November 12, 2002
Exhibit 99.4 Certification of September 30, 2002 Form 10-Q by Chief Financial Officer dated November 12, 2002