Form 10-K
period 2002-12-31
AMERICAN ECOLOGY CORP
filed 2003-02-18
CIK 742126

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2002        COMMISSION FILE NUMBER 0-11688

                          AMERICAN ECOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   95-3889638
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

   300 E. MALLARD, SUITE 300, BOISE, IDAHO                83706
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (208) 331-8400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                  Yes [ ]    No [X]

At February 10, 2003, Registrant had outstanding 14,546,764 shares of its Common Stock and the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $25,448,000 based on the closing price of $3.00 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates on June 28, 2002 was approximately $48,748,000 based on the closing price of $4.55 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be
held May 29, 2003.        Part III

                                TABLE OF CONTENTS

Definitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     PART I

Item       1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item       2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item       3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .
Item       4.  Submission of Matters to a Vote of Security Holders. . . . . . . .
                                    PART II
Item       5.  Market for Registrants Common Equity and Related
               Stockholders Matters . . . . . . . . . . . . . . . . . . . . . . .
Item       6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .
               Management's Discussion and Analysis of
               Financial Condition and Results. . . . . . . . . . . . . . . . . .
Item       7.  of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item      7A.  Quantitative and Qualitative Disclosures About Market Risk . . . .
Item       8.  Financial Statements and Supplementary Data. . . . . . . . . . . .
               Changes in and Disagreements with Accountants on Accounting and. .
Item       9.  Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .
                                    PART III
               Items 10, 11, 12 and 13 are incorporated by reference from the definitive proxy statement . . . . . . . . . . . . . . . . . . . .
Item      14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .
                                    PART IV
Item      15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                  DEFINITIIONS


           TERM                                      MEANING
           ----                                      -------
AEC or the Company. . . . . .  American Ecology Corporation and its subsidiaries

CERCLA or "Superfund" . . . .  Comprehensive Environmental Response,
                               Compensation and Liability Act of 1980

FUSRAP. . . . . . . . . . . .  U.S. Army Corps of Engineers Formerly Utilized Site
                               Remedial Action Program

LLRW. . . . . . . . . . . . .  Low-level radioactive waste processing.

NORM/NARM . . . . . . . . . .  Naturally occuring and accelerator produced radioactive material

NRC . . . . . . . . . . . . .  U.S. Nuclear Regulatory Commission

PCBs. . . . . . . . . . . . .  Polychlorinated biphenyls

RCRA. . . . . . . . . . . . .  Resource Conservation and Recovery Act of 1976

SEC . . . . . . . . . . . . .  Securities and Exchange Commission

TCEQ. . . . . . . . . . . . .  Texas Commission on Environmental Quality

TSCA. . . . . . . . . . . . .  Toxic Substance Control Act of 1976

USACE . . . . . . . . . . . .  U.S. Army Corps of Engineers

US EPA. . . . . . . . . . . .  U.S. Environmental Protection Agency

WUTC. . . . . . . . . . . . .  Washington Utilities and Transportation Commission

PART I

ITEM 1.   BUSINESS

The Company provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills and petro-chemical facilities. Headquartered in Boise, Idaho, the Company is one of the nation's oldest providers of radioactive and hazardous waste services. AEC and its predecessor companies have been in business for more than 50 years. AEC operates nationally and currently employs 199 people.

The Company's official website can be found at www.americanecology.com. Company filings with the SEC are posted on the website subsequent to the official filing.

AEC was most recently incorporated as a Delaware corporation in May 1987. The Company's wholly owned subsidiaries are US Ecology, Inc., a California corporation ("US Ecology"); Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"); American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"); American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"); and US Ecology Idaho, Inc., a Delaware corporation ("USEI") wholly owned by AEESC.

The Company operates within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect AEC's internal reporting structure and the nature of services offered by each. The Operating Disposal Facilities are currently accepting hazardous and low-level radioactive waste and include the Company's hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas; and its LLRW and NORM/NARM disposal facility in Richland, Washington. The Non-Operating Disposal Facilities segment includes non-operating disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho; a closed hazardous waste processing and deep-well injection facility in Winona, Texas; and two proposed new disposal facilities. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation for information concerning the revenues, income (loss) from operations and total assets attributable to the Company's operating segments.

On December 27, 2002, the Company announced its LLRW Processing and Field Services business was eliminated as an operating segment, at which time employees were notified that processing operations had been discontinued. The Company is marketing the Oak Ridge, Tennessee LLRW processing facility for sale to qualified buyers. The Processing and Field Services operations have been reported as discontinued operations. See DISCONTINUED OPERATIONS and Item 8. Financial Statements and Supplemental Data, Note 19 for information concerning discontinued operations.

In mid-2002 the Company entered into discussions regarding the potential sale of the Company's El Centro solid waste landfill located in Robstown, Texas. On February 13, 2003, the Company announced the sale of the El Centro municipal and industrial waste landfill to a wholly-owned subsidiary of Allied Waste
Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. The El Centro landfill is located adjacent to Company subsidiary Texas Ecologists' hazardous and industrial waste treatment and disposal facility. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it no longer has an obligation to pay annual minimum royalties but will still be required to pay royalties based on waste volumes received at El Centro. The Purchase Agreement also provides incentives for Allied to bring certain industrial waste to the Texas Ecologists hazardous waste facility, and for the Company to utilize the El Centro landfill. Opened in July 2000, the El Centro solid waste landfill was carried on the Company's books at approximately $7 million prior to sale. When combined with reductions in liabilities and the recognition of certain future minimum royalties, the sale should result in a gain of approximately $5 million, which will be recognized during the first quarter of 2003.

The following table summarizes each segment:

SUBSIDIARY        LOCATION                           SERVICES
----------        --------                           --------
                  OPERATING DISPOSAL FACILITIES
                  -----------------------------

USEI              Grand View, Idaho                  Hazardous, PCB and NRC-exempt radioactive and mixed
                                                     waste treatment and disposal, rail transfer station
Texas Ecologists  Robstown, Texas                    Hazardous, non-hazardous industrial and NRC-exempt
                                                     radioactive and mixed waste treatment and disposal
US Ecology        Beatty, Nevada                     Hazardous, Thermal, and PCB waste treatment and disposal

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

US Ecology        Sheffield, Illinois                Closed LLRW disposal facility: State of Illinois is licensee

US Ecology        Sheffield, Illinois                Non-operating hazardous waste disposal facility: US
                                                     Ecology is permittee
AEESC             Winona, Texas                      Non-operating hazardous waste treatment and deep well
                                                     facility: AEESC is permittee
USEI              Bruneau, Idaho                     Closed hazardous waste disposal facility: US Ecology Idaho is permittee
US Ecology        Ward Valley, California            Proposed LLRW disposal facility: in litigation

US Ecology        Butte, Nebraska                    Proposed LLRW disposal facility: in litigation

                  DISCONTINUED OPERATIONS
                  -----------------------

AERC              Oak Ridge, Tennessee               Idle low-level radioactive waste volume reduction and
                                                     processing and related Field Services
Texas Ecologists  Robstown, Texas                    Municipal and industrial solid waste sold February 13, 2003


OPERATING  DISPOSAL  FACILITIES

A significant portion of the Company's revenue from operating disposal facilities is attributable to discrete, one-time clean-up projects ("Event Business"). The project-specific nature of the Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter swings, depending on the relative contribution from single Event Business projects. Management's strategy is to expand its recurring business ("Base Business"), while opportunistically and simultaneously securing both large and small Event Business opportunities. Management believes that by controlling and structuring its operating costs so that the Company's Base Business covers fixed costs, an increased amount of the Event Business revenue will fall through to the bottom line. This strategy takes advantage of the inherently high fixed cost nature of waste disposal operations.

Grand View, Idaho Facility. Located on 1,760 acres of Company-owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert, this operation was acquired in February 2001. During 2001, the new subsidiary's name was changed from Envirosafe Services of Idaho to US Ecology Idaho. The acquired assets included a rail transfer station located approximately 30 miles northeast of the disposal site. As part of the acquisition, the Company also obtained rights to a patented, U.S. Environmental Protection Agency ("US EPA") approved technology to stabilize and delist certain steel mill hazardous wastes, allowing more economical disposal as non-hazardous waste. The facility is also permitted to accept certain naturally occurring and accelerator produced radioactive material, source material, and certain mixed wastes from commercial and government customers, including materials received under a contract with the U.S. Army Corps of Engineers. The facility is regulated under a joint permit issued by the Idaho

Department of Environmental Quality and the US EPA, and State law and regulations governing NRC-exempt radioactive materials.

Robstown, Texas Facility. Texas Ecologists operates on 240 acres of land near Robstown, Texas about 10 miles west of Corpus Christi. The facility, opened to accept waste in 1973, is regulated under a permit issued by the Texas Commission on Environmental Quality ("TCEQ") and has been in operation for 30 years. The site is also subject to US EPA regulations and is permitted to accept certain radioactive materials and mixed wastes pursuant to its TCEQ permit.

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

Richland, Washington Facility. In operation since 1965, this US Ecology facility is located on 100 acres of leased land on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. The lease between the State of Washington and the Federal government expires in 2061. The Company intends to renew its sublease with the State, which expires in 2005. The facility is licensed by the Washington Department of Health for health and safety purposes, and is also regulated by the Washington Utilities and Transportation Commission ("WUTC"), which sets disposal rates for low-level radioactive wastes. Rates are set at an amount sufficient to cover the costs of operations and provide the Company with a reasonable profit. A new rate agreement was established in 2001 and expires January 1, 2008. The State also assesses facility user fees for local economic development, State regulatory agency expenses, and a dedicated trust account to pay for long-term care and maintenance after the facility closes.

NORM/NARM Services: The US Ecology NORM/NARM Services group capabilities have been expanded to offer additional site characterization, contamination studies, decontamination, waste removal and off-site shipment services. These services are similar to, but distinctly different from, services previously provided by the Company's Oak Ridge Field Services group, which primarily involved LLRW fixed facility processing at AERC's Oak Ridge facility. During 2003, Norm/Narm Services employees will reposition the business to focus on remediation projects involving wastes accepted at the Company's operating disposal facilities.

NON-OPERATING  DISPOSAL  FACILITIES

Beatty, Nevada Facility. Operated by the Company from 1962 to 1993, the Beatty site was the nation's first commercial facility licensed to dispose of LLRW. In 1997, it became the first LLRW disposal facility to successfully complete closure and post-closure stabilization and to transfer its license to the government for long-term institutional control. Since that time, the Company has performed maintenance and surveillance under a contract with the State of Nevada, drawing on a State-controlled fund contributed during facility operations.

Bruneau, Idaho Facility. This remote 88 acre desert site, acquired along with the Grand View, Idaho disposal operation in February 2001, was closed under an approved RCRA plan. Post closure monitoring will continue for approximately 25 years in accordance with permit and regulatory requirements.

Sheffield, Illinois Facility. The Company previously operated this LLRW disposal facility on a 5-acre, State-owned site from 1968 to 1978. After performing closure work under a 1988 Settlement Agreement with the State of Illinois, the Company monitored and maintained the site until mid-2001, when the LLRW license was transferred to the State. Like Beatty, the Company has a contract with the State to perform long-term monitoring and maintenance.

Sheffield, Illinois Facility. The Company previously operated two hazardous waste disposal facilities adjacent to the Sheffield LLRW disposal area. One hazardous waste site was opened in 1974 and ceased accepting waste in 1983. The second accepted hazardous waste from 1968 through 1974. In January 2003, the Company renegotiated its corrective measures agreement, allowing the Company to reduce its financial assurance requirement to $800,000. The Company continues to perform remediation activities at the facility under regulation by the US EPA.

Winona, Texas Facility. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility, at which time AEC purchased the facility. Solvent recovery, deep well injection and waste brokerage operations were conducted on an eight acre site until March
1997, when the Company ceased operations. The Company is proceeding with an Agreed Order entered with the State of Texas for closure, including posting a $1,300,000 financial assurance. State action is pending on a Closure Certification Report submitted in 1999. The Company owns an additional 587 acres contiguous to the permitted site. Efforts are underway to sell the excess property.

Ward Valley, California Proposed Facility. In 1993, the Company received a State of California license to construct and operate a LLRW disposal facility in a remote, Mojave Desert location to serve the Southwestern LLRW Compact. The license remains valid. The Company alleges the State of California has abandoned its duty to acquire the project property from the U.S. Department of the Interior. The Company filed suit against the State to recover monetary damages in excess of $162 million. The matter is scheduled for trial in February 2003. Additional discussion of this litigation is presented under Item 3. Legal Proceedings of this Form 10-K.

Butte, Nebraska, Proposed Facility. The Company submitted an application to the State of Nebraska to construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission ("CIC"). Following proposed license denial by the State of Nebraska, the CIC, the Company and a number of nuclear power utilities funding the project sued the State of Nebraska alleging bad faith in the license review process. A federal court order was issued enjoining the State license review process. On September 30, 2002, the federal district court awarded plaintiffs $153 million in damages, including approximately $12 million based on the Company's contributions to the project. The State's appeal of this ruling is pending. Additional discussion of this litigation is presented under Item 3. Legal Proceedings of this Form 10-K.

DISCONTINUED  OPERATIONS

Oak Ridge, Tennessee Facility. AERC, acquired from Quadrex Corp. in 1994, processed LLRW to reduce the volume of waste requiring disposal at licensed radioactive waste facilities. On December 27, 2002, the Company announced the cessation of LLRW services and operations. The plant, situated on 16 acres of Company property in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry, but also accepted brokered waste from biomedical, academic and non-utility industry customers. On October 18, 2002, the Company announced its intent to actively market the facility and exit the LLRW processing business. While a number of potential buyers were identified, no acceptable offers were received to acquire the facility. After concluding it would not be possible to sell the business as a going concern, management discontinued AERC's commercial services. AERC's processing services had never been successfully integrated with the Company's core disposal business, and management was unable to identify a viable business strategy to reverse the recurring losses that have occurred at the facility since its acquisition in 1994. The discontinuance of commercial operations resulted in the dismissal of 63 employees. Seventeen employees are presently engaged in removal of LLRW from the facility, maintaining the facility's radioactive materials licenses and preparing the facility for sale. It is expected that removal of waste will take most of 2003, although staffing requirements will diminish over time. The Company intends to maintain the facility's existing radioactive materials operating licenses pending a possible sale.

Robstown, Texas Municipal Solid Waste Landfill. In July 2000, the Company began operation of a municipal and industrial waste landfill on 160 acres of land immediately adjacent to its hazardous waste facility. On February 13, 2003, the Company announced the sale of the El Centro municipal and industrial waste landfill to a subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. The El Centro landfill is located adjacent to Company subsidiary Texas Ecologists' hazardous and industrial waste treatment and disposal facility. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it no longer has an obligation to pay annual minimum royalties, but will still be required to pay royalties based on waste volumes received at El Centro. The Purchase Agreement also provides incentives for Allied to bring certain industrial waste to the Texas Ecologists hazardous waste facility, and for the Company to utilize the El Centro landfill. Opened in July 2000, the El Centro solid waste landfill was carried on the Company's books at approximately $7 million prior to sale and, when combined with reductions in liabilities and the recognition of certain future minimum royalties, should result in a gain on sale of approximately $5 million, which will be recognized during the first quarter of 2003.

INDUSTRY

In 2002, the hazardous waste industry trend of reduced waste volumes and consolidation and restructuring underway since the mid-1990s continued. This maturation period followed rapid expansion in the 1970s and 1980s driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and to direct the clean up of contaminated sites under the federal Superfund law.

By the early 1990s, excess hazardous waste management capacity had been constructed and permitted by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators also instituted industrial process changes and other methods to minimize their waste production. The volume of waste shipped for disposal from Superfund and other properties also diminished as the many contaminated sites were cleaned up. Improved waste management by generators coupled with excess commercial disposal capacity and a maturing federal Superfund program created highly competitive market conditions that still apply today.

Management believes that the hazardous waste business will continue to consolidate, but that a baseline demand for services will remain. Management further believes that the ability to deliver specialized services, while aggressively competing for non-specialized, commodity business, will set apart successful from unsuccessful companies going forward. The Company's 2001 acquisition of Envirosafe Services of Idaho and its patented hazardous steel mill waste treatment technology, the expanded handling capabilities for certain radioactive and mixed waste materials at its Idaho and Texas hazardous waste facilities, and the installation of patented thermal treatment units at its Beatty, Nevada hazardous waste facility reflect successful initiatives by the Company to increase market share profitability under present market conditions.

The commercial LLRW business is also experiencing significant change. This is primarily due to the failure of the LLRW Policy Act of 1980 ("Policy Act") and interstate Compacts encouraged by the Policy Act to provide any new disposal sites and a series of market responses to that failure. The Company's efforts to site new disposal facilities in Ward Valley, California and Butte, Nebraska have been delayed by litigation. Management believes that both of these proposed facilities are safe and environmentally sound, and that the States of California and Nebraska have abandoned their duties under existing law. Management believes the Company is entitled to substantial compensation for its past investments in these statutorily-required site development processes. See Item
3.  Legal  Proceedings  of  this  Form  10-K.

The Company's Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of only two operating Compact disposal facilities in the nation. Both were in full operation for many years before passage of the LLRW Policy Act. While the Richland site has substantial unused capacity, it can only accept LLRW from the eleven western states comprising the two Compacts served. The Barnwell, South Carolina site, owned by a competitor, is located in the Atlantic Compact. The Barnwell site is open to the entire nation but has limited remaining service capacity (in terms of space and years of availability) and imposes much higher state fees.

Restricted access to the Company's Richland, Washington facility, Barnwell's limited capacity and high state fees and the failure of the Compacts to establish new disposal facilities created a market opportunity for a privately held Utah disposal company. The Utah facility is licensed to accept a substantial subset of the LLRW, which Congress assigned as a state responsibility under the Policy Act. Increased disposal prices also induced a number of businesses to offer LLRW processing and volume reduction services. The Company purchased its Oak Ridge facility in 1994 to participate in this market, along with other new market entrants. The LLRW volume reduction business has experienced heavy price competition and a number of companies have ceased operations and/or declared bankruptcy. This heavy competition and the Oak Ridge facility's reliance on disposal facilities operated by competitors to ship processed waste produced substantial losses leading to the Company's decision to discontinue commercial LLRW processing operations in December 2002.

The significant increase in radioactive waste disposal prices has also encouraged a search for more cost-effective disposal methods for soil, debris, consumer products, industrial wastes and other materials containing very low concentrations of radioactive contamination, and mixed wastes exhibiting both hazardous and radioactive properties. Management believes the expanded use of permitted hazardous waste disposal facilities to dispose of such these materials is a safe, environmentally sound market response. The Company's Grand View, Idaho facility has significantly increased waste volume throughput in both 2001 and 2002 based in large part on this growing demand. The Company's Texas Ecologists disposal facility is positioned to serve a more limited portion of this demand.

PERMITS,  LICENSES  AND  REGULATORY  REQUIREMENTS

The Company's hazardous, industrial, non-hazardous, and radioactive materials business is subject to extensive environmental, health, safety, and transportation laws, regulations, permits and licenses. These requirements are administered by federal, state and local agencies. The responsible agencies regularly inspect the Company's operations to monitor compliance. They have authority to enforce compliance through the suspension of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. This body of law and regulations contribute to the demand for Company services and represent a significant obstacle to new market entrants.

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

CERCLA and its amendments ("Superfund") impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities, and on parties who arranged for the transportation of hazardous substances. Liability under Superfund may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites used or operated by the Company. Since customers of the Company face the same liabilities, Superfund incentivizes potential Company customers to minimize the number of commercial disposal sites utilized and to manage their own wastes when feasible. Commercial disposal facilities require authorization from the US EPA to receive Superfund clean-up wastes. The Company's three hazardous waste disposal facilities each have this authorization.

TSCA establishes a comprehensive regulatory program for treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the US EPA. The Company's Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA permits.

The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 assign the NRC regulatory authority for the receipt, possession, use and transfer of specified radioactive materials including disposal. The NRC has adopted regulations for licensing commercial LLRW processing and disposal sites, and may delegate regulatory and licensing authority to individual states. The U.S. Department of Transportation regulates the transport of radioactive materials. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for radioactive materials.

The AEA does not authorize the NRC to regulate NORM/NARM; however, individual states may assume regulatory jurisdiction. Many states, including Idaho and Texas, where the Company operates facilities, have chosen to do so.

The process of applying for and obtaining licenses and permits to construct and operate a radioactive, hazardous or industrial waste facility is lengthy and complex. Management believes it has significant knowledge and expertise regarding environmental laws and regulations. The Company also believes it possesses all permits, licenses and regulatory approvals currently required to maintain regulatory compliance and safely operate its facilities, and has the specialized expertise required to secure additional approvals to grow its business in the future.

INSURANCE,  FINANCIAL  ASSURANCE  AND  RISK  MANAGEMENT

The Company carries a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, environmental impairment liability, and other coverage customary to the industry. Except as discussed in
Item 3. "Legal Proceedings" section of this report, the Company does not expect the impact of any known casualty, property, environmental insurance or other contingency to be material to its financial condition, results of operations or cash flows.

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

Through December 31, 2002, the Company had not experienced significant difficulty obtaining insurance. However, the Company's insurer for its closure and post-closure financial assurance obligations has notified the Company to expect significantly increased premiums and collateral requirements at renewal of its current financial assurance policies on September 27, 2003. Although the Company expects to renew these insurance policies, if the Company were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.
Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business and revenue-producing waste service contracts. Failure to maintain adequate financial assurance could also result in regulatory action being taken against the Company that could include the unplanned closing of certain facilities.

As of December 31, 2002, the Company provided letters of credit of $1,150,000 as collateral for insurance policies of approximately $50,231,000 for performance of facility final closure and post-closure requirements. Management believes the Company will be able to maintain the requisite financial assurance policies, though at an increased cost. Management believes that increased premiums and cash collateral requirements to meet financial assurance obligations could create a significant impediment to new market entrants. These conditions also present an added challenge for financially struggling competitors. While the Company has not experienced difficulty in obtaining financial assurance for its current operations, the cost of maintaining surety bonds, letters of credit and insurance policies in sufficient amounts will be more expensive in the future than in the recent past.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for such environmental claims, the Company maintains environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear occurrences. For nuclear liability coverage, the Company maintains so-called Facility Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of its facilities, suppliers and transporters. The Company has also purchased primary property, casualty and excess liability policies through traditional third party insurance.

CUSTOMERS

The Company manages the disposal of CERCLA and other environmental remediation waste under a contract with the U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program ("FUSRAP"), and the disposal of steel mill air pollution control dust (KO61) under various contracts. The following customers accounted for more than 10% of the Company's revenue during 2002, 2001 and 2000:

                              % OF REVENUE FOR YEAR ENDING
CUSTOMER                      2002         2001        2000
                              ----         ----        ----
U.S. Army Corps of Engineers    27           15           -
Nucor Steel Company             13           11           -
Tamco Steel Company              -            -          20

MARKETS

Disposal Services. The hazardous waste treatment and disposal business is generally highly competitive and sensitive to transportation costs. Specialized niche service offerings are less sensitive to these factors. Wastes transported by rail is less expensive, on a per mile basis, than wastes transported by truck.

The Company's Robstown, Texas hazardous waste facility is geographically well positioned to serve petro-chemical plants and other industries concentrated along the Texas Gulf coast. The facility is also permitted to accept limited concentrations of certain NRC-exempt radioactive materials and mixed wastes, and can compete over a much larger area for these wastes.

The Company's Beatty, Nevada facility primarily competes for business in the California, Arizona and Nevada markets. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Nevada facility can compete for wastes shipped from more distant locations. The Nevada facility also competes over a broader geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty facility also offers thermal treatment services to customers in its western service region.

The Company's Grand View, Idaho facility accepts wastes from across the United States and operates a Company-owned rail transfer station located adjacent to a main east-west rail line, generally allowing much lower cost transportation than by truck. The Idaho facility's two primary markets are for steel mill air pollution control dust, and NRC-exempt radioactive materials and mixed wastes in concentrations specified by permit. Substantial waste volumes are received under a five-year, renewable contract with the U.S. Army Corps of Engineers that is also utilized by other federal agencies. Recent permit modifications have expanded disposal capabilities at the Idaho facility. In late 2002, the site's rail transfer station throughput capabilities were more than doubled by the addition of 3,000 feet of track and another switch on Company property.

Waste stabilization, encapsulation, chemical oxidation and other treatment technologies are available at the Company's Idaho, Nevada and Texas facilities to meet US EPA land disposal restrictions. This capability allows all three sites to manage a significantly broader spectrum of wastes than if pre-disposal treatment was not offered.

The Richland, Washington disposal facility serves LLRW producers in the eight States that are members of the Northwest Compact. The three Rocky Mountain Compact States are also eligible to use the facility subject to annual volume limits. Since US Ecology is a monopoly LLRW service provider, the State of Washington approves the facility's LLRW disposal rates. The site competes for NORM/NARM from customers across the country. These NORM/NARM rates are not regulated, since a monopoly does not exist.

COMPETITION

The Company competes with large and small companies in each of the markets in which it operates. The radioactive, hazardous and non-hazardous industrial waste management industry is highly competitive. Management believes that its principal disposal competitors are Chemical Waste Management, The EQ Company, Heritage, Clean Harbors, Envirocare of Utah, and Waste Control Specialists.

Management believes that the principal competitive factors applicable to its radioactive and hazardous waste management business are:

-    Price
-    Specialized "niche" service offerings
-    Customer service reputation
-    Five decades of experience and technical proficiency
-    Compliance and positive working relations with regulatory agencies
-    Brand name recognition

Management believes the Company is competitive based on these factors. The Company further believes that it offers a nationally unique mix of services, including specialized "niche" services, which distinguish it from competitors. The Company's understanding of the industry, strong "brand" name recognition from 50 years of industry experience in the business, excellent compliance record and customer service reputation, and long established relationships with customers, regulators, and the local communities bolster these advantages.

While the Company is competitive, advantages exist for certain competitors with technology, permits, and equipment enabling them to accept additional wastes streams, who have greater resources, who are sited in jurisdictions that impose lower disposal taxes, or are sited closer to waste generating customers.

PERSONNEL

Since October, 2001, a new executive management team has implemented fundamental changes to the Company's organizational structure and management, including a large reduction in force following a December 2002 decision to exit the LLRW processing business.

On February 4, 2002, the Company's Board of Directors appointed Michael J. Gilberg as Vice President and Controller.

On March 15, 2002, the Company's Board of Directors appointed Stephen A. Romano as Chief Executive Officer in addition to his duties as President and Chief Operating Officer.

On December 27, 2002, the Company notified the majority of its workforce in Oak Ridge, Tennessee of the Company's intent to discontinue operations and terminate their employment effective January 1, 2003. Severance was paid, consistent with Company policy, to non-union employees. Severance was not specified in the collective bargaining agreement previously entered into with the Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-CIO-CLC ("PACE" or the "Union"). The Company has met on two occasions with the Union to negotiate severance; however, no agreement has been reached, despite the Company's best efforts to reach a mutually acceptable separation package. On February 3, 2003 the Company extended another severance package to Union employees, which was not accepted. The declined offer would have resulted in a charge of approximately $168,000 in 2003 to discontinued operations. If the former Union employees and the Company do not reach a mutually agreeable settlement, these employees or the Union may take legal action to secure greater severance.

On February 10, 2003, the Company had 199 full time employees, of which 11 were members of PACE at its Richland, Washington site.

ITEM 2.   PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition, and suitable for the Company's current and projected needs. Company headquarters are located in Boise, Idaho in leased office space. AEC also leases sales and administrative offices in Washington and Kentucky. The following table describes the principal properties and facilities owned or leased by the Company.

CORPORATE                          FUNCTION                          ACREAGE        OWN/LEASE
---------                          --------                          -------        ---------
Boise, Idaho                       Corporate office                  8,572 sq. ft.  Lease

OPERATING DISPOSAL FACILITIES
-----------------------------

Beatty, Nevada                     Treatment and disposal facility        80 acres  Lease

Grand View, Idaho                  Treatment and disposal facility,
                                   and approved expansion area         1,760 acres  Own

Elmore County, Idaho               Rail transfer station                 110 acres  Own

Robstown, Texas                    Treatment and disposal facility       240 acres  Own

Richland, Washington               Disposal facility                     100 acres  Lease

NON-OPERATING DISPOSAL FACILITIES
---------------------------------

Bruneau, Idaho                     Closed disposal facility               88 acres  Own

Sheffield, Illinois                Closed disposal facility              204 acres  Own

Sheffield, Illinois                Closed disposal facility              170 acres  Own

Winona, Texas                      Non-operating treatment and deep
                                   well facility                         620 acres  Own

DISCONTINUED OPERATIONS
-----------------------

Oak Ridge, Tennessee               Processing facility                    16 acres  Own

Robstown, Texas                    Municipal landfill                    200 acres  Own

The principal properties of the Company make up less than 10% of the total assets. The properties utilized are sufficient and suitable for the Company's needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

ONGOING LITIGATION
------------------

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff seeks unspecified damages for infringement, treble damages, interest, costs and attorney fees. In August 2001, the trial court disqualified the Company's original counsel based on failure to identify a conflict. The Company engaged new counsel and obtained a fee disgorgement and settlement of $155,000 from the previous counsel on July 3, 2002. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Previous to the court's denial of reconsideration, Manchak filed an appeal. The Company does not believe it infringed any Manchak patent, will continue to vigorously defend the case, and has filed a claim to recover attorney fees and costs.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact (CIC). CIC member states are Nebraska, Kansas, Oklahoma, Arkansas, and Louisiana. The action seeks declaratory relief and damages for bad faith in the State of Nebraska's processing and ultimate denial of US Ecology's application to site, develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology is the CIC's contractor and developer. The CIC was originally named as a defendant and subsequently realigned as a plaintiff. US Ecology intervened as a plaintiff.

The CIC sought to recover contributions made by the utilities and US Ecology to the CIC for pre-licensing project costs in the approximate amounts of $95 million and $6.2 million, respectively, and removal of the State of Nebraska from the licensing process. The Eighth Circuit Court of Appeals subsequently dismissed the utilities' and US Ecology's independent claims against Nebraska for breach of the good faith provision of the Compact, and for denial of due process based on sovereign immunity. The utilities and US Ecology subsequently filed cross claims against the CIC for breach of contract and the imposition of a constructive trust.

In June 2002, a 42 day bench trial began. On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals. It is expected that the case will be argued in the fall of 2003 with a decision around the end of 2003. Among the issues raised by the State on appeal are the trial court's failure to grant the State a jury trial and its failure to dismiss the CIC's claim on sovereign immunity grounds. If the Eighth Circuit affirms the trial court's decision, Nebraska may seek review by the US Supreme Court. Management believes the Company is entitled to any money that the CIC recovers based on US Ecology contributions. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, the Company's subsidiary, US Ecology, Inc., sued the State of California, its Governor, Gray Davis, and the Director of its Department of Health Services (DHS) and other State agencies ("the State") for monetary damages exceeding $162 million. The suit stems from the State's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. Laws on the books since the 1980s require the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. In keeping with these laws, US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the DHS that it continues to hold and entered a ground lease.

The State successfully defended the license against court challenges and, until Governor Davis took office, actively pursued conveyance of the site from the federal government as required by law and its contractual obligations to US Ecology. In September 2000, the Superior Court granted California's motion to dismiss all causes of action. The Company appealed this decision to the California Court of Appeal Fourth Appellate District in November 2000. In September 2001, the Appellate Court upheld the trial court's decision in part and denied it in part, remanding the case for trial based on the Company's promissory estoppel claim. In December 2001, the California Supreme Court denied review. Counsel for the Company filed a peremptory writ seeking appointment of a new trial court judge to hear the case, which was granted. On November 20, 2002, the Superior Court denied the State's motions for summary judgment as well as a protective order seeking to prevent production of certain documents and deposition of persons most knowledgeable in the Governor's staff. A settlement conference was held without result on December 9, 2002. Discovery is complete and the trial is scheduled to begin on February 24, 2003. The Company intends to continue prosecuting this claim vigorously; however, no assurance can be given that the Company will recover any damages.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE NO. 2000-092, 4TH JUDICIAL DISTRICT COURT, RUSK COUNTY, TEXAS
---

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. On November 27, 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. Counsel for the Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. At a February 6, 2003 hearing, the court took the motion under advisement. If the Company's motion is granted, six plaintiffs will remain. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter, subject to the Company's $250,000 deductible which has been fully accrued.


RESOLVED  LITIGATION
--------------------

DAVID  DUPUY  AND  RICHARD  HAMMOND  V.  AMERICAN ECOLOGY ENVIRONMENTAL SERVICES
--------------------------------------------------------------------------------
CORPORATION,  ET  AL., CAUSE NO. 98-1304-C, 241ST JUDICIAL DISTRICT COURT, SMITH
---------------------
COUNTY, TEXAS

Plaintiffs sought unspecified damages, alleging personal injury as the result of negligence by the Company for failure to warn and protect plaintiffs from alleged hazardous conditions while plaintiffs were performing work at the Winona, Texas facility. The Company's insurance carrier assumed defense costs subject to the Company's $250,000 deductible. In June 2000, the Company's attorneys filed a motion for costs due to lack of diligence by plaintiffs' attorneys in pursuing the case. The court awarded costs in accordance with the motion and plaintiffs paid $4,000. On January 31, 2001, the court granted the Company's summary judgment motion and dismissed the case with prejudice. In May of 2002, this dismissal ruling was sustained on appeal. This matter is now fully resolved.

FEDERAL  RCRA  INVESTIGATION  AT  THE  AMERICAN ECOLOGY RECYCLE CENTER, INC. OAK
--------------------------------------------------------------------------------
RIDGE,  TENNESSEE  FACILITY
---------------------------

In September 1999, investigators associated with the FBI, US EPA and the Tennessee Valley Authority initiated an investigation and obtained records at the Company's Oak Ridge, Tennessee subsidiary under a search warrant issued by the U.S. District Court, Eastern District of Tennessee. In October 2001, the Company responded to a subpoena for additional records through September 2001. On August 8, 2002, counsel for the Company's wholly-owned subsidiary, American Ecology Recycle Center, Inc., entered a guilty plea in US District Court for the Eastern District of Tennessee to a single felony count of storing hazardous waste without the necessary permit at AERC from 1997 to 2000, and paid a $10,000 fine. The plea agreement recognized the subsidiary's voluntary contributions of

$12,500 to the Tennessee Wildlife Resources Agency and $12,500 to the Tennessee Valley Authority Police to support environmental training and enforcement. The matter is now fully resolved.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW
-------------------------------------------------
YORK,  COUNTY  OF  NEW  YORK;  CASE  NO.  604662/99

In October 1999, plaintiff Zurich American Insurance Co. (Zurich) filed suit seeking declaratory and other relief against National Union Fire Insurance Company of Pittsburgh (National Union), the Company and subsidiaries AEESC, AESC and AEMC (AEC Defendants) and Doe Insurers 1-50 relating to Zurich's defense coverage in the Virgie Adams matter. In October 2001, the Company received a payment of $250,000 from Zurich finalizing settlement of Zurich's claims. By this settlement, the Company relinquished future rights to seek defense and indemnity from Zurich for the following Adams, Cuba, Dupuy, and GM matters. The
                                         -----  ----  -----      --
Company also agreed to assume defense costs as of April 2001. Settlement with the Mobley entities was reached on February 12, 2002, resolving the matter with Zurich and National Union. On March 15, 2002, the Company received $250,000 from the Mobley Entities based on dismissal of all claims by the Company against National Union and Mobley, and vice versa. This matter is now fully resolved.

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL.,  CASE  NO.  3-99CV2626-L,  U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---

General Motors ("GM") filed suit naming the Company, its subsidiaries, the former owner of the Winona Facility and its associated business entities seeking contribution and indemnity, including reimbursement of defense costs and attorneys' fees, incurred by GM in the Virgie Adams matter and this case. The claims, based on a waste disposal contract between GM and the Winona Facility from 1989 to 1997, were brought on breach of contract, contribution, and common law indemnity grounds. Claims included a demand for reimbursement of a $1,500,000 third party settlement paid by GM plus legal fees. In August 2001, the Court found that the Company owed GM a defense and indemnity under GM's contract with the Winona Facility's former owner. After settling with the Mobley entities, GM made a settlement demand to the Company for $1,400,000 based in part on GM's receipt of $960,000 from the Mobley entities. Without admitting fault or wrongdoing, the Company paid GM $1,040,000 on May 16, 2002 of which $740,000 had not been previously accrued. This matter is now fully resolved.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO, CASES  10-CA-30847  AND  10-CA-31149
---------------

This matter, filed by Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") in March 1998 and amended in May 1998, alleged unfair labor practices. In May 1999, an administrative law judge ("ALJ") ruled against the Company. In May 2000, the National Labor Relations Board (NLRB) affirmed this decision. The Company appealed to the US Sixth Circuit Court of Appeals in May 2000. The Court of Appeals affirmed the NLRB ruling in December 2001. In June 2002, the Company reached settlement with the Union for $1,027,000 for back wages and benefits of which $156,000 had not been previously accrued. This matter is now fully resolved.

US  ECOLOGY,  INC.  V.  DAMES  &  MOORE,  INC.,  CASE NO. CV OC 0101396D, FOURTH
-----------------------------------------------------
JUDICIAL DISTRICT COURT, ADA COUNTY, IDAHO

DAMES  &  MOORE,  INC.  V. US ECOLOGY, INC., ET AL.,INDEX NO. 602567-01, SUPREME
----------------------------------------------------
COURT  OF  NEW  YORK,  NEW  YORK  COUNTY,  NEW  YORK

These two cases relate to a project for work performed in 2000-01 and the failure to be paid under a subcontract to Dames & Moore, a wholly-owned subsidiary of URS Corporation and prime contractor to Brookhaven Science Associates, LLC. The project involved removal, decontamination and disposal of above-ground cement ducts at Brookhaven National Laboratory ("BNL") in Upton, New York. In February 2001, subsidiary US Ecology filed a breach of contract suit in Idaho state court seeking (1) damages and reformation of the contract between US Ecology and Dames & Moore; (2) indemnification from Dames & Moore for negligence; and (3) a declaratory judgment declaring the "pay-if-paid" clause in the contract void and unenforceable. Dames & Moore filed a motion to dismiss the

Idaho action, and a counter claim in New York state trial court. The New York action alleged, among other things, negligence by US Ecology and certain crane companies providing services at the job site.

On May 3, 2002, the Company entered into a Settlement Agreement with Dames & Moore, Inc.\URS and received cash of $700,000. On March 20, 2002, BNL entered an agreement to pay the Company $86,000. The Idaho suit has been dismissed. Dames & Moore has been requested to dismiss the New York case based on the terms of the Settlement Agreement. If this is not forthcoming, a dismissal motion will be filed.

INTERNAL  REVENUE  SERVICE  DISPUTE
-----------------------------------

In 1996, the Company filed an amended federal income tax return claiming a refund of approximately $740,000. In September 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce Company net operating loss carry forwards. In November 1999, the Company protested this denial. The Company tentatively settled this claim in 2000; however, settlement was rejected by the Congressional Joint Committee on Taxation pending US Supreme Court consideration of a germane issue. This issue was later resolved in favor of the Company's position. On December 4, 2002, the IRS approved a settlement to pay the Company $605,000 plus interest and confirmed the Company's net operating loss carry forward after 1995. Payment is pending.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS

American Ecology Corporation common stock is currently listed on the NASDAQ National Market System under the symbol ECOL. As of February 10, 2003, there were approximately 639 record holders of common stock. The high and low sales prices for the common stock on the NASDAQ and the dividends paid per common share for each quarter in the last two years are shown below:

                 2002          2001       Dividends Per Share
                 ----          ----       -------------------

PERIOD       High    Low   High    Low      2002      2001
             -----  -----  -----  -----     -----     -----
1st Quarter  $1.98  $1.25  $3.00  $2.06     $  --     $  --
2nd Quarter   4.85   1.66   2.70   2.20        --        --
3rd Quarter   4.50   2.10   2.95   1.84        --        --
4th Quarter   3.23   2.31   2.25   1.50        --        --


In August of 2000, the Company established a credit facility with Wells Fargo Bank. This credit facility currently provides the Company with $6.0 million of borrowing capacity, but prohibits cash dividends on any of the Company's outstanding capital stock while the credit facility is in place. The credit facility matures on June 15, 2004.

On January 14, 2003, the Company extended an offer to the holders of the Company's Series D Cumulative Convertible Preferred Stock to repurchase their stock for the original sales price of $47.50 a share plus accrued but unpaid dividends. The offer was subject to approval of the Company's Board of Directors, Wells Fargo Bank, and requires a minimum of 67% of the Series D stock to be tendered by the stockholders. All Series D stockholders have accepted the offer granting the Company the right to repurchase their Series D. If the Company does not repurchase the offered shares prior to July 31, 2003 the Company's right to repurchase will expire.

ITEM 6    SELECTED  FINANCIAL  DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                         2002       2001      2000      1999      1998
------------------------                                       ---------  --------  --------  --------  --------
Revenue                                                        $ 46,789   $40,175   $27,054   $20,830   $29,877

Income tax benefit from reversal of valuation allowance        $  8,284   $    --   $    --   $    --   $    --
Income from continuing operations                              $ 16,094   $ 2,991   $ 5,510   $ 4,301   $ 2,853
Cumulative effect of change in accounting principal            $ 13,141   $    --   $    --   $    --   $    --
(Loss) from discontinued operations                            $(10,464)  $(2,189)  $  (813)  $   108   $(2,091)
Net Income                                                     $ 18,771   $   802   $ 4,697   $ 4,409   $   762
Preferred stock dividends accrued                              $    398   $   398   $   398   $   398   $   398
Basic earnings per share from continuing operations            $   1.09   $   .19   $   .37   $   .29   $   .19

Shares used to compute income (loss) per share (000's)           14,311    13,738    13,711    13,585    12,772

Total assets                                                   $ 87,125   $86,824   $65,750   $58,459   $61,800

Long-term debt, net of current portion                         $  8,344   $ 4,436   $10,775   $ 3,569   $ 2,223

Shareholders' equity                                           $ 45,948   $26,416   $25,984   $21,582   $17,460

Current ratio (current assets divided by current liabilities)    1.47:1    0.65:1    1.17:1     0.9:1     0.7:1

Return on average equity (net income divided by average
equity)                                                            51.9%      3.1%     19.7%     22.6%      4.9%

Dividends declared per common share                            $     --   $    --   $    --   $    --   $    --

Capital expenditures                                           $  2,737   $ 4,009   $ 3,267   $ 3,740   $ 2,128
Depletion, depreciation and amortization expense               $  6,604   $ 4,076   $ 1,899   $ 1,498   $ 2,565


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking  Statements
---------------------------

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to:

-    compliance with and changes in applicable laws and regulations
-    exposure to litigation,
-    access to capital,
-    access to insurance and financial assurances,
-    new technologies,
-    competitive environment,
-    general economic conditions
-    potential loss of major contracts, and
-    costs of discontinuing operations at the Oak Ridge facility.

When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep shareholders and the public informed about its business based on its current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events.

As noted elsewhere in this report, the Company's business is subject to uncertainties, risks and other influences, many of which are not within the its control. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately proves to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2002, included elsewhere in this Form 10-K.

General
-------

The Company is a hazardous, industrial, non-hazardous, and radioactive waste management company providing treatment and disposal service to commercial and government entities, including but not limited to nuclear power plants, petro-chemical refineries, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of revenues are derived from fees charged for use of the Company's waste disposal facilities. Fees are also charged for field investigations, waste removal and transportation to fixed facilities operated by others. The Company and its predecessors have been in business for more than 50 years.

In late 2001, the Board of Directors appointed a new executive team that reorganized the Company with the objectives of optimizing performance of its core waste treatment and disposal assets and exiting non-core businesses. Management believes that this restructuring has yielded benefits, including improved market penetration, clearer organizational accountability, cost savings, and improved utilization of operating assets. Management further believes that actions to resolve a number of long-standing lawsuits, sell its El Centro municipal solid waste landfill, and discontinue its unprofitable LLRW processing operations provide a solid foundation to expand the Company's profitable hazardous and low-level radioactive waste disposal business.

On July 1, 2002, the Company moved into a new corporate headquarters located at 300 E. Mallard Drive, Suite 300, Lakepointe Centre I, Boise, ID 83706.

Overall  Company  Performance
-----------------------------
On a consolidated basis, the Company's financial performance for the twelve-months ended December 31, 2002, as measured by income from continuing operations, showed material improvement over 2001. Management believes this improvement is due to the turn-around plan and restructuring actions implemented since late 2001. These actions have focused on increasing waste throughput at the Company's disposal facilities, expanding higher margin "niche" services, controlling costs, streamlining reporting, implementing new information systems, and restructuring the sales function to increase revenue and earnings. The improvements resulting from the execution of management's plan in 2002 were offset, in part, by continued losses from the Company's Oak Ridge, Tennessee based subsidiary, AERC.

On December 27, 2002, the Company announced the discontinuance of LLRW processing services and operations at AERC, resulting in a $7,000,000 restructuring charge. Management believes the cessation of LLRW processing operations and timely removal of waste will reduce liabilities and improve the Company's opportunity to sell AERC or its assets. However, uncertainties exist regarding the cost required to remove remaining waste from the premises. The Company has accounted for these expected costs consistent with Statement of Financial Accounting Standard ("FAS") No. 144 and Emerging Issues Task Force Issue No. 94-3, which are discussed and included elsewhere in this Form 10-K.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Compliance and Changes with Applicable Laws and Regulations
-----------------------------------------------------------

The changing regulatory framework governing the Company's business creates significant risks, including potential liabilities from violations of environmental statutes and regulations. Failure to timely obtain, or to comply with the conditions of applicable federal, state and local governmental licenses, permits or approvals for our waste treatment and disposal facilities could prevent or inhibit the Company from operating its facilities and providing services, resulting in a significant loss of revenue and earnings. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws and regulations may require the Company to modify existing operating licenses or permits, or obtain additional approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards or require changes in operating practices or technology requirements may impose significant costs upon the Company. The Company's failure to comply with applicable statutes, and regulations, licenses and permits may result in the imposition of substantial fines and penalties and could adversely affect the Company's ability to carry on its business as presently constituted.

While management believes the nation's basic framework of environmental laws and regulations are broadly accepted as a matter of sound public policy, a substantial relaxation of these requirements or a substantial reduction of enforcement activities by governmental agencies could materially reduce the demand for the Company's services. Large portions of the Company's revenues are generated as a result of requirements arising under federal and state laws, regulations and programs to protect the environment. If requirements to comply with environmental laws and regulations were substantially relaxed in the future or were less vigorously enforced, particularly those relating to the treatment, storage or disposal of hazardous and low-level radioactive waste, the demand for the Company's services could decrease and revenues could be significantly reduced.

Exposure  to  Litigation
------------------------

Since Company personnel routinely handle radioactive and hazardous materials, the Company may be subject to liability claims by employees, customers and third parties. There can be no assurance that the Company's existing liability insurance is adequate to cover claims asserted against the Company or that the Company will be able to maintain such insurance in the future. Management believes the Company has adopted prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs will fully protect the Company. Adverse rulings in ongoing legal matters, including but not limited to litigation brought to protect the Company's investment in the proposed Ward Valley, California disposal project, Butte, Nebraska disposal project and other matters could have a material adverse effect on the Company. See Item 3. Legal Proceedings of this Form 10-K.

Access  to  Capital
-------------------

The Company requires cost effective access to capital to implement its strategic and financial plan. If the Company cannot maintain access to capital or raise additional capital, the Company may need to curtail or scale back planned infrastructure improvements and disposal capacity expansions, which could negatively impact the Company's ability to generate earnings. Although the Company expects to maintain access to cost effective capital, no assurance can be given that the Company will continue to have cost-effective access to the capital markets.

Access to Insurance and Financial Assurances
--------------------------------------------

The Company is required by license, permit and prudence to maintain a variety of insurance instruments and financial assurances. Since early 2001, there has been a tightening in the insurance markets, decreasing access to cost-effective insurance. This market tightness was exacerbated by the terrorist attacks against the United States on September 11, 2001 and the claims resulting from those attacks. Without cost effective access to insurance and/or financial assurance markets, the Company's ability to operate its facilities would be materially and adversely affected. In September of 2003, the Company's primary financial assurance insurance for its hazardous waste disposal facilities expires. The Company has been and continues to be in negotiations with the insurance provider, but it is likely that the cost and cash collateral requirements of this insurance will increase. Although the Company expects to be able to renew these policies, no guarantee can be given that the Company will be able to renew or procure new financial assurance insurance on terms favorable to the Company. Inability to obtain cost effective insurance and/or financial assurance could have a material adverse effect on the Company

New  Technologies
-----------------

The Company expects to increase its utilization of thermal treatment and to adopt other technologies from time to time. The Company has experienced difficulties implementing new technologies in the past. The Company's future growth, particularly at its Beatty, Nevada facility, is partially tied to its ability to improve its knowledge and implementation of treatment technologies. If the Company cannot successfully implement commercially viable treatment technologies in response to market conditions in a manner that is responsive to the clients' requirements, the business could be adversely affected.

Competitive  Environment
------------------------

The Company faces competition from companies with much greater resources and potentially more cost-effective waste treatment and disposal services. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste in the United States, or a decrease in the treatment or disposal fees charged by competitors could reduce or eliminate the competitive advantage of the Company's facilities and services.

General  Economic  Conditions
-----------------------------
The Company's hazardous waste facilities serve steel mills, petro-chemical plants and other basic industries that are, or may be affected by general economic conditions. During periods of economic weakness, these industries may cut back production activities producing waste and/or delay spending on plant maintenance, waste clean-ups and other discretionary projects. Management believes the Company's business was adversely affected by the general economic conditions in 2002 and that these conditions will exist through 2003.

Potential  Loss  of  Major  Contracts
-------------------------------------

A loss on one or more of the Company's larger contracts could significantly reduce the Company's revenues and negatively impact earnings. Discontinuation of the Grand View, Idaho site's contract with the Army Corps of Engineers, for example, could have a material adverse impact on Company operations given the significant revenue from that contract.

Cost of Discontinuing Operations at Oak Ridge
---------------------------------------------

On December 27, 2002, the Company announced the discontinuance of LLRW processing services and operations at its wholly-owned subsidiary, AERC. Associated with these decisions, the Company has made assumptions about future costs. Developing these estimates required numerous subjective and complex judgments, estimates, and assumptions that may or may not ultimately prove accurate. No assurance can be given that the Company's estimates are accurate or complete.

RESULTS  OF  OPERATIONS

Operating Disposal Facilities, Non-operating Disposal Facilities, the discontinued Processing and Field Services operations and Corporate must be included in order to arrive at consolidated income. The Operating Disposal Facility segment is the only segment to report revenue and profits. Revenue, costs and profits or losses in the discontinued Processing and Field Services segment are reflected in the consolidated financial statements in a single line item. The Non-operating Disposal Facility segment generates minimal revenues and does not generate profits. The Corporate segment generates no revenue and provides administrative, managerial and support services for the other segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                    Operating     Non-Operating     Discontinued
                                     Disposal       Disposal       Processing and
                                    Facilities     Facilities      Field Services    Corporate     Total
2002
----
Revenue                            $    46,494   $          295   $            --   $       --   $ 46,789
Direct operating cost                   23,436            1,787                --           --     25,223
                                   ------------  ---------------  ----------------  -----------  ---------
Gross profit                            23,058           (1,492)                            --     21,566
S,G&A                                    8,000              103                --        4,528     12,631
                                   ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations           15,058           (1,595)               --       (4,528)     8,935
Investment income                           13               --                --           18         31
Gain (loss) on sale of assets              (20)               4                --            1        (15)
Interest expense                           711               --                --          109        820
Other income (expense)                      78             (389)               --         (231)      (542)
                                   ------------  ---------------  ----------------  -----------  ---------
Income before income tax,
discontinued operations and
cumulative effect                       14,418           (1,980)               --       (4,849)     7,589
Income tax benefit                          --               --                --        8,505      8,505
                                   ------------  ---------------  ----------------  -----------  ---------
Income before discontinued
operations and cumulative effect        14,418           (1,980)               --        3,656     16,094
Gain (loss) from discontinued
operations                                 466               --           (10,930)          --    (10,464)
                                   ------------  ---------------  ----------------  -----------  ---------
Income before cumulative effect         14,884           (1,980)          (10,930)       3,656      5,630
Cumulative effect of change in
accounting principle                    14,983            1,548            (3,390)          --     13,141
                                   ------------  ---------------  ----------------  -----------  ---------
Net income                         $    29,867   $         (432)  $       (14,320)  $    3,656   $ 18,771
                                   ============  ===============  ================  ===========  =========
Depreciation and accretion         $     6,443   $          458   $           518   $      361   $  7,780
Capital Expenditures               $     3,010   $            6   $           300   $       30   $  3,346
Total Assets                       $    44,832   $       27,467   $         4,649   $   10,177   $ 87,125

2001
----
Revenue                            $   $40,088   $           87   $            --   $       --   $ 40,175
Direct operating cost                   21,637            1,141                --           --     22,778
                                   ------------  ---------------  ----------------  -----------  ---------
Gross profit                            18,451           (1,054)               --           --     17,397
S,G&A                                    8,287              556                --        5,431     14,274
                                   ------------  ---------------  ----------------  -----------  ---------
Income from operations                  10,164           (1,610)               --       (5,431)     3,123
Investment income                          188               --                --           58        246
Gain (loss) on sale of assets               (8)              --                --           --         (8)
Interest expense                           746               --                --          265      1,011
Other income (expense)                     450             (286)               --          663        827
                                   ------------  ---------------  ----------------  -----------  ---------
Income before income tax and
discontinued operations effect          10,048           (1,896)               --       (4,975)     3,177
Income tax benefit (expense)                --               --                --         (186)      (186)
                                   ------------  ---------------  ----------------  -----------  ---------
Income before discontinued
operations                              10,048           (1,896)               --       (5,161)     2,991
Gain (loss) from discontinued
operations                                 378               --            (2,567)          --     (2,189)
                                   ------------  ---------------  ----------------  -----------  ---------
Net Income                         $    10,426   $       (1,896)  $        (2,567)  $   (5,161)  $    802
                                   ============  ===============  ================  ===========  =========
Depreciation Expense               $     4,285   $            2   $           684   $       59   $  5,030
Capital Expenditures               $     2,865   $            3   $           557   $       31   $  3,456
Total Assets                       $    43,371   $       27,482   $         9,892   $    6,079   $ 86,824

2000
----
Revenue                            $    27,013   $           41   $            --   $       --   $ 27,054
Direct operating cost                   11,507              916                --           --     12,423
                                   ------------  ---------------  ----------------  -----------  ---------


Gross profit                            15,506             (875)               --           --     14,631
S,G&A                                    4,691             (119)               --        5,812     10,384
                                   ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations           10,815             (756)               --       (5,812)     4,247
Investment income                           53              293                --           89        435
Gain on sale of assets                      11               --                --           --         11
Interest expense                            77               --                --          183        260
Other income                               472               --                --          593      1,065
                                   ------------  ---------------  ----------------  -----------  ---------
Income before income tax and
discontinued operations                 11,274             (463)               --       (5,313)     5,498
Income tax benefit (expense)                --               --                --           12         12
                                   ------------  ---------------  ----------------  -----------  ---------
Income before discontinued
operations                              11,274             (463)               --       (5,301)     5,510
Discontinued operations                   (641)              --              (172)          --       (813)
                                   ------------  ---------------  ----------------  -----------  ---------
Net Income                         $    10,633   $         (463)  $          (172)  $   (5,301)  $  4,697
                                   ============  ===============  ================  ===========  =========
Depreciation Expense               $     1,397   $            2   $           571   $       58   $  2,028
Capital Expenditures               $     5,469   $           --   $           904   $       69   $  6,442
Total Assets                       $    23,119   $       27,442   $         9,034   $    6,155   $ 65,750


The following table sets forth items in the Statements of Operations for Continuing Operations the three years ended December 31, 2002, as a percentage of revenue:

                                                    Percentage of Revenues for the
                                                        Year Ended December 31,
                                                        ----------------------
                                                         2002    2001    2000
                                                        ------  ------  ------
Revenue                                                 100.0%  100.0%  100.0%
Operating costs                                          53.9    56.7    45.9
                                                        ------  ------  ------

Gross profit                                             46.1    43.3    54.1
                                                        ------  ------
Selling, general and administrative expenses             27.0    35.5    38.4
                                                        ------  ------  ------

Income from operations                                   19.1     7.8    15.7
Other income (expense), net                              (2.9)    0.1     3.9
                                                        ------  ------  ------

Income from continuing operations before income taxes    16.2     7.9    19.6
Income tax benefit (expense)                             18.2    (0.5)     --
                                                        ------  ------  ------

Income from continuing operations                        34.4     7.4    19.6
                                                        ======  ======  ======

RESULTS OF OPERATING DISPOSAL FACILITY SEGMENT OPERATIONS

The following discussion and analysis reflects the Company's Operating Disposal facility operations and does not include the results of Discontinued Operations, Non-Operating Facilities or Corporate for the 12 months ended December 31, 2000, 2001 and 2002.

Revenue
-------

During the 12 months ended December 31, 2002, revenue from Operating Disposal Facilities reached $46,494,000 or 16% higher than the $40,088,000 posted in 2001, and 72% higher than the $27,013,000 in 2000 revenue. The $6,406,000 increase in Operating Disposal Facility revenue from 2001 to 2002 was driven by higher waste volumes at the Company's Texas, Washington and Idaho disposal facilities. Revenue and volume growth in Texas during 2002 was the result of winning two large Event Business contracts with waste shipped from Florida. In Washington, a large packaging and disposal project for the USACE accounted for almost 50% of the 2002 site revenue. Revenue and volume growth at the Company's Idaho facility increased 26% and 29%, respectively. Growth at the Idaho facility was principally the result of increased utilization of a contract with USACE for disposal services provided to the USACE and other federal agencies. Revenue at the Company's Nevada facility slipped by nearly 9% during the year as the Company replaced site management, upgraded compliance and worked to resolve a large thermal treatment backlog. Overall, the significant growth in revenue from 2000 to 2002 was principally the result of the February 2001 acquisition of the Idaho hazardous waste disposal facility.

Direct  Operating  Costs
------------------------

Direct operating costs represent costs at the disposal facilities that are directly involved in the disposal of waste. They include transportation, labor, equipment depreciation, fuel, re-agents, testing and analysis, and amortization of disposal cell "airspace" costs. Most of these costs are fixed and do not materially vary with changes in volume. From 2001 to 2002, direct operating costs from continuing operations increased 8%, reaching $23,436,000, up from the $21,637,000 in 2001. Since 2000, direct operating costs from continuing operations have increased by over 100%, principally as the result of the acquisition of the Idaho facility acquisition in early 2001. In 2002, the higher direct operating cost reflected higher aggregate waste volumes at the disposal facilities. Relative to revenue, direct cost decreased from 54% of revenue in 2001 to 50% in 2002 resulting in a 4% increase in gross margin and a $4,607,000 increase in gross profit from Operating Disposal facility operations in 2002.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

During late 2001, management began concerted efforts to control and reduce SG&A. As a result of management's cost control initiatives, SG&A associated with Operating Disposal facility operations declined by 4%, dropping to $8,000,000 in 2002 from $8,287,000 in 2001. SG&A decreases occurred at the Texas and Grand View facilities. However, these decreases in SG&A were offset by increases in SG&A in Nevada and Washington. The increased SG&A in Nevada was principally the result of higher costs associated with upgraded regulatory compliance and a mid-2002 restructuring of management at the site. In Washington, the higher SG&A was the direct result of higher State usage and volume taxes. SG&A in 2002 was $3,309,000 higher than in 2000. The majority of the increase ($2,521,000) over 2000 is attributable to the acquisition of the Idaho facility in 2001. Relative to revenue, SG&A decreased in 2002, dropping to 17% of revenue, from 21% in 2001 and 17% in 2000.

Operating  Income
-----------------

For the 12 months ended December 31, 2002, operating income from the Operating Disposal facility segment reached $15,058,000 or a 48% increase from the $10,164,000 posted during 2001 and 39% higher than the $10,815,000 of operating income in 2000. The higher revenue combined with the relatively lower direct costs and lower SG&A allowed the Company to generate an operating margin of 32% in 2002. This compared favorably to the 25% operating margin posted in 2001, but was lower than the 40% operating margin from continuing operations in 2000.

RESULTS  FROM  NON-OPERATING  DISPOSAL  FACILITIES

Revenue
-------

Revenue generated by Non-Operating Disposal facilities represents amounts that are billable to third parties for services performed by the Company's non-operating sites. In Nebraska, the Company is paid by the Central Interstate Compact ("Compact") for certain specified costs the Company incurs for providing technical support to the Compact and maintaining the proposed Butte, Nebraska disposal site for potential use. In Illinois, the Company is paid by the State for maintenance and monitoring associated with a closed low-level radioactive waste site that was returned to the state for perpetual care and maintenance. Generally speaking, these revenue amounts are immaterial. For the 12 months ended December 31, 2002, revenue generated from closed sites reached $295,000, which was a $208,000 and $254,000 increase over revenue generated in 2001 and 2000, respectively.

Operating  Costs  and  SG&A
---------------------------

Non-Operating Disposal Facilities incur primarily legal and consulting costs required to protect or license the facilities for initial use, and labor costs in order to properly maintain the Company's facilities. For the years ended December 31, 2002, 2001 and 2000, the Company reported $1,595,000, $1,610,000 and $756,000, respectively, of operating losses for the two proposed disposal site development projects and to closing and maintaining existing facilities subsequent to use. In 2002, 76% of these costs pertained to legal fees for lawsuits in Nebraska and California. Refer to Item 3. LEGAL PROCEEDINGS for a description of these cases. In 2003, it is expected that spending in support of the Nebraska lawsuit will decrease; however, spending on the California case could increase over the $1,217,000 spent in 2002, as the trial in the case is scheduled to begin February 24, 2003. During the 4th quarter of 2002, $652,000 of legal fees were incurred related to the California case.

RESULTS  FOR  CORPORATE
-----------------------

SG&A
----

During late 2001, management undertook concerted efforts to control and reduce SG&A across the Company, particularly at its corporate office in Boise, Idaho where spending declined by $903,000 or 16% in 2002. The majority, or $539,000 of the decrease in Corporate SG&A was due to the resolution of multiple longstanding lawsuits and the resulting decreased reliance on law firms litigating these issues.

RESULTS OF DISCONTINUED OPERATIONS

During 2002, the Company entered into discussions with various parties potentially interested in purchasing its municipal solid waste landfill in Texas and with other parties regarding potential sale of its LLRW processing business in Tennessee. Accordingly, the Company has reclassified these business operations as discontinued operations consistent with Generally Accepted Accounting Principles ("GAAP") and specifically, in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" and Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

El Centro Solid Waste Landfill, Robstown, Texas
-----------------------------------------------

In mid-2002 the Company entered into discussions with several parties regarding the potential sale of the Company's El Centro municipal solid waste disposal facility near Robstown, Texas. On February 13, 2003, the Company announced the sale of the El Centro municipal and industrial waste landfill to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. The El Centro landfill is located adjacent to Company subsidiary Texas Ecologists' hazardous and industrial waste treatment and disposal facility. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it no longer has an obligation to pay annual minimum royalties but will still be required to pay royalties based on waste volumes received at El Centro. The Purchase Agreement also provides incentives for Allied to bring certain industrial waste to the Texas Ecologists hazardous waste facility, and for the Company to utilize the El Centro landfill. Opened in July 2000, the El Centro solid waste landfill was carried on the Company's books at approximately $7 million prior to sale and, when combined with reductions in liabilities and the recognition of a portion of future minimum royalties, should result in a gain on sale of approximately $5 million, which will be recognized during the first quarter of 2003. The table below provides financial information on the operations of the El Centro landfill included in discontinued operations as of December 31, 2002:

$ in Thousands
                                              Year Ended December 31,
                                               2002    2001    2000
                                              ------  ------  ------
Revenue                                       $2,563  $2,450  $ 398
Direct Operating costs                         1,351   1,480    490
                                              ------  ------  ------

Gross profit                                   1,212     970    (92)
Selling, general and administrative expenses     705     538    506
                                              ------  ------  ------

Income (loss) from operations                    507     432   (598)
Other expenses                                    41      54     43
                                              ------  ------  ------
Gain (loss) from discontinued operations      $  466  $  378  $(641)
                                              ======  ======  ======


Despite the Company's expertise in operating disposal facilities, the business model and marketplace for solid waste services is significantly different from that of the Company's core hazardous and radioactive waste business. Management believes that by exiting this business and monetizing its investment in the solid landfill, the Company will obtain resources with which the Company will be able to grow its core business and/or improve its capital structure.

Low-level Radioactive Waste Processing and Field Services, Oak Ridge Tennessee
------------------------------------------------------------------------------

Oak Ridge, Tennessee Facility. AERC, acquired from Quadrex Corp. in 1994, processed LLRW to reduce the volume of waste requiring disposal at licensed radioactive waste facilities. On December 27, 2002, the Company announced the cessation of LLRW services and operations. The plant, situated on 16 acres of Company property in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry, but also accepted brokered waste from biomedical, academic and non-utility industry customers. On October 18, 2002, the Company announced its intent to actively market the facility and exit the LLRW processing business. While a number of potential buyers were identified, no acceptable offers were received to acquire the facility. After concluding it would not be possible to sell the business as a going concern, management discontinued AERC's commercial services. AERC's processing services had not been successfully integrated with the Company's core disposal business, and management was unable to identify a viable business strategy to reverse the recurring losses that have occurred at the facility since its acquisition in 1994. The discontinuance of commercial operations resulted in the dismissal of 63 employees. Less than 20 employees are presently engaged in removal of LLRW from the facility, maintaining the facility's radioactive materials licenses and preparing the facility for sale. It is expected that removal of waste and related clean-up work will take most of 2003, although staffing requirements will diminish over time. The Company intends to maintain the facility's existing radioactive materials and operating license pending a possible sale.

The Company has retained a limited number of AERC employees to oversee the removal of stored waste from the site, and to maintain compliance with its radioactive materials license, and prepare the facility for sale. The Company is also working with certain former competitors to expedite waste removal on commercially favorable terms. The Company's Field Services division also suspended operations at this time due to its connection and dependence upon the LLRW processing facility and focused efforts on prompt completion of existing projects. These existing AERC Field Services projects are presently at or near completion.

During 2002, the Company invested substantially in the removal of accumulated customer and Company waste inventory, non-revenue producing material and facility upgrades to prepare the Oak Ridge-based subsidiary for sale. Despite the efforts to improve the facility's appearance, upgrade efficiency and a decision to increase prices on services, the subsidiary continued to operate with significant losses. Since purchasing AERC in 1994, the subsidiary has lost $56 million, including substantial operating and net losses in 2001 and 2002. Management concluded that a lack of core business integration and AERC's highly competitive market environment would continue to prevent AERC from achieving profitability in the foreseeable future. Accordingly, action was taken to discontinue commercial operations and prepare the facility for sale.

The table below provides financial information on the combined operations of the LLRW processing facility and Field Services included in discontinued operations as of December 31, 2002:

$ in thousands                                    Year Ended December 31,
                                                 2002       2001      2000
                                               ---------  --------  --------
Revenue                                        $ 17,018   $13,391   $14,506
Direct Operating costs                           16,687    12,086    10,025
                                               ---------  --------  --------

Gross profit                                        331     1,305     4,481
Selling, general and administrative expenses      3,627     4,465     4,602
                                               ---------  --------  --------

(Loss) from operations                           (3,296)   (3,160)     (121)
Other expenses (gains)                              616      (593)       51
Accrued charges                                   7,018        --        --
                                               ---------  --------  --------
(Loss) from discontinued operations            $(10,930)  $(2,567)  $  (172)
                                               =========  ========  ========


Management does not believe that the Oak Ridge processing business is consistent with the Company's core treatment and disposal business model and has assigned priority attention to removing accumulated waste and marketing the remaining assets to potentially interested buyers identified after the Company announced its intentions to exit the LLRW processing business in October 2002. Management considers the timely and orderly disposition of that business as critical to the ability of the Company to meet its future growth objectives.

RESULTS  OF  CONSOLIDATED  OPERATIONS

Revenue
-------

During  the  12  months  ended  December  31, 2002, consolidated revenue reached
$46,789,000 which was 16% and 73% higher than consolidated revenue achieved during 2001 and 2000, respectively. The acquisition of the Idaho hazardous waste facility in 2001 combined with higher waste volumes pushed revenue higher.

Direct  Operating  Costs
------------------------

Consolidated direct operating costs were $25,223,000 in the year ended December 31, 2002. This was $2,445,000 or 11% higher than consolidated direct operating costs incurred in 2001 and $12,800,000 or 103% higher than direct costs in 2000. Like revenue, the higher direct costs in 2002 were primarily driven by the acquisition of the Idaho hazardous waste facility and substantially increasing waste volumes. Relative to revenue, consolidated direct operating costs were 54%, 57% and 46%. As a result of higher revenue in 2002 and relatively lower direct operating costs, gross profit reached $21,566,000 or 46% of revenue compared to gross profit of $17,397,000 or 43% of revenue in 2001 and $14,631,000 or 54% of revenue in 2000.

SG&A
----

During late 2001, management began concerted efforts to control and reduce SG&A across the Company. As a result of management's cost control initiatives SG&A spending decreased at each operating segment. Corporate SG&A spending decreased significantly with the majority of the decrease resulting from the reduction in litigation. Moderate reductions in SG&A were experienced by the remaining segments as higher costs associated with upgraded regulatory compliance and higher state usage and volume taxes limited the net reductions in SG&A spending. In 2002, consolidated SG&A dropped by 12% to $12.6 million compared to $14.3 million in 2001. Relative to revenue, SG&A showed even greater improvement, dropping to 27% of revenue compared to 36% of revenue last year. SG&A was 22% in 2002 than in 2000. The majority of the increase ($2,247,000) over 2000 is attributable to the acquisition of the Idaho facility in 2001.

Operating  Income
-----------------

Consolidated operating income reached $8,935,000 or a 187% increase from the $3,123,000 posted during 2001 and 110% higher than operating income of $4,247,000 posted in 2000. The higher revenue and the relatively lower direct costs and lower SG&A allowed the Company to generate a consolidated operating margin of 19%. This compared favorably to the 8% operating margin posted in 2001 and the 16% operating margin posted in 2000.

Interest  Income
----------------

Interest income represents earnings on cash balances, restricted investments and notes receivable, as to which the Company currently maintains minimal amounts. Interest income in 2002 was only $31,000. The $246,000 of interest income in 2001 was primarily earnings on investments acquired on February 1, 2001 as part of the Envirosource of Idaho acquisition. These investments were subsequently converted to cash and used in operations. The $435,000 of interest income in 2000 was primarily earnings on investments used as collateral for insurance policies. The policies were subsequently restructured, which enabled the Company to convert the investments to cash for use in operations.

Gain on Sale of Fixed Assets
----------------------------

The Company has realized minimal gains or losses on the sale of fixed assets. The Company purchases fixed assets when necessary. Fixed assets are replaced at the end of their useful life.

Interest  Expense
-----------------

Interest  expense  was $820,000, $1,011,000 and $260,000 in 2002, 2001 and 2000,
respectively. Interest expense increased substantially in 2001 due to the assumption of an 8.25%, $8,500,000 industrial revenue bond assumed as part of the February 2001 acquisition of the Grand View, Idaho facility. On October 28, 2002, the Company refinanced the industrial revenue bond with a variable rate $7,000,000, 5-year amortizing term loan. As of December 31, 2002, the interest rate on the new term loan was 3.7%. Also contributing to the lower interest expense in 2002 was the retirement of additional debt of $6,628,000 as part of management initiatives to more efficiently utilize cash, improve the Company's balance sheet and reduce higher cost debt. Interest expense is expected to decrease further in 2003 due to less debt and lower interest rates.

Other  Income  (Expense)
------------------------

Other  income (expense) was $(542,000), $827,000 and $859,000 for 2002, 2001 and
2000, respectively. Other income is the account used to record various business activities that are not a part of the Company's current year ordinary and usual revenues and expenses.

The following table summarizes the business transactions from outside the Company's current year normal business scope.

($  in  thousands)
                                                                   As of December 31,
OTHER INCOME                                                      2002    2001    2000
---------------------------------------------------------------  ------  ------  ------
State tax adjustments                                            $  --   $ 106   $    7
Correction of expensed debt payments                                --     177      112
Insurance claim refunds                                             31     172       24
Payment on sales invoices previously written off                    --      --       98
Adjust prior years accrued burial fee based on actual payments      --     500      372
Adjust bad debt expense reserve                                     --     (21)      76
Settlement related to GM litigation                               (740)   (300)      --
Payment received on National Union litigation                      250      --       --
Impairment of equity investment                                   (358)     --       --


Reversal of previous professional fee accrual                       --     160       --
Other litigation related settlements                               100      --       --
Correction of prior year capitalized costs                          --      --      132
Other miscellaneous income, net                                      3      28       28
Cash receipts for sale and rent of property rights                 117       5       10
Gain on early extinguishment of debt                                --      --      206
Data services sold                                                  55      --       --
                                                                 ------  ------  ------
          Total Other Income (Expense)                           $(542)  $ 827   $1,065
                                                                 ======  ======  ======


During 2002 the Company sought to resolve pending litigation in order to focus its resources and energies on the core disposal business. The large increase in Other Expense during 2002 is a reflection of this attempt and has resulted in 7 of 11 legal disputes being resolved in 2002.

The 2001 and 2000 accrued burial fee adjustment is the result of correcting the previous year's accrual of burial fees based on actual burial fees paid. The Company makes a monthly accrual for burial fees based on actual waste receipts. However, the actual amount paid may be different, especially given that each operating facility generally pays in excess of $1,000,000 in burial fees each year with rates changing periodically.

In December 2000, the Company entered into an agreement with Chase Bank of Texas for settlement of debt associated with the Company's 1994 federal income tax claim. The Company had pledged the income tax receivable and a deed of trust on the Company's Winona, Texas site to Chase Bank in 1998. The settlement, which was paid in December 2000, allowed the Company to pay $350,000 to Chase Bank and in return be released and discharged from all obligations of the $556,000 loan. The result was a gain on early extinguishment of debt of $206,000, and the release by the bank of its security interest in the Winona property and the income tax refund claim.

Income  Taxes
-------------

The Company's effective income tax rates were (112)%, 17%, and (.2)% for the fiscal years 2002, 2001 and 2000 respectively.

The Company has approximately $19,000,000 in net deferred tax assets for federal income tax purposes, of which a reduction in the valuation allowance of $8,284,000 was recorded as of December 31, 2002. This reflects management's belief that it was more likely than not that approximately $8,284,000 of the deferred tax asset would be utilized in the foreseeable future. Management believes that the certainty with which it can project taxable income decreases over time, and consequently a three years projection is the longest period that the Company can project with confidence. Moreover, uncertainties regarding future disposition of AERC raise substantial questions about the potential future use of net operating loss carry forwards applicable to that subsidiary. The Company will continue to periodically assess the adequacy of the valuation allowance. Due to the amount of federal deferred tax assets available to the Company, regular federal income tax is not expected to be paid for the foreseeable future, although a small amount of federal alternative minimum tax is expected to be paid starting in 2003.

The Company pays income and franchise taxes to various state and local jurisdictions. The Company paid $6,000, $51,000 and $75,000 in state and local taxes for the fiscal years 2002, 2001 and 2000, respectively.

Cumulative Effect of Accounting Change
--------------------------------------

On January 1, 2002, the Company early adopted FAS 143, "Accounting for Asset Retirement Obligations." This change is more fully described in Notes 2 and 9 to the financial statements with a pro-forma effect as shown on the face of the income statement. Compliance with FAS 143 is mandatory for fiscal years beginning after June 15, 2002. Implementation is expected to have the following effects upon the Company:

  - A stronger balance sheet through a reduction in liabilities and an increase in the Company reported book net worth. Management believes the reduction in liabilities was helpful in renewing the Company's line of credit on more favorable terms and in successfully refinancing the industrial revenue bond in October 2002.

  - Improved comparability of results with competitors is expected to occur as uniform application of the FAS 143 standard replaces the varying practices previously employed in the waste industry.

  - Future expenses will increase on a period basis as the $13,141,000 cumulative effect recognized as of January 1, 2002 flows through expenses over a currently projected 55 years. The current estimated expense increase is approximately $240,000 per year.

CAPITAL  RESOURCES  AND  LIQUIDITY

As of December 31, 2002, the Company's working capital position had materially improved, increasing to $8,087,000. This compared to a working capital deficit of $10,568,000 at December 31, 2001. The significant improvement in the Company's working capital position principally resulted from the refinancing of the $8,500,000 Idaho Industrial Revenue Bond, which had been classified as a current liability at December 31, 2001 and the reclassification of $10,722,000 of long term assets at El Centro and AERC as current assets held for sale.

The Company's current ratio improved to 1.5:1.0 in 2002 compared with 0.7:1.0 and 1.2:1.0 for the years ended December 31, 2001 and 2000. Liquidity, as measured by day's receivables outstanding ("DRO"), also improved, decreasing to 77 days during 2002, down from 83 days in 2001. Despite a slowing economy and increasing concern about the creditworthiness of certain customers, the Company was able to increase revenue and speed collections in 2002. Management will continue to focus on improving DRO in 2003 through the implementation of new information systems and the dedication of additional personnel to accounts receivable collection efforts. As demonstrated by the improvement in working capital, current ratio and DSO, the Company's liquidity improved during 2002 from 2001.

In addition to improving the Company's liquidity, the Company's leverage has markedly improved, as measured by the debt to equity ratio. At December 31, 2002, the Company's debt to equity ratio had decreased to 0.9 to 1 from 2.3 to 1 and 1.5 to 1 at December 31, 2001 and 2000, respectively. This decrease in leverage is the result of the retention of earnings, reduction in long term closure and post-closure obligations from the implementation of FAS 143, and the net retirement of $7,513,000 of debt in 2002. The reduction in debt was accomplished by substantially paying off the Company's $5,000,000 outstanding balance on its line of credit, a $1,500,000 reduction in the Idaho industrial revenue bond through a refinancing, and the pay off of $1,431,000 in notes payable during the year.

On October 15, 2002, the Company and Wells Fargo Bank entered into an amendment to an existing credit agreement that reduced the interest rate and fee structure on the Company's line of credit, modified existing financial covenants, reduced the periodic reporting requirements, reduced the maximum amount available from $8,000,000 to $6,000,000 and extended the maturity date of the line of credit to June 15, 2004. The line of credit is secured by the Company's accounts receivable. At December 31, 2002 and 2001, the outstanding balance on the revolving line of credit was $603,000 and $5,000,000, respectively. The Company borrows and repays according to business demands and availability of cash.

On October 28, 2002, the Company refinanced the $8,500,000 Idaho Industrial Revenue Bond with a $7.0 million term loan from Wells Fargo Bank. The remaining $1,500,000 was funded with cash on hand. At December 31, 2002, $5,483,000 was reported as long term debt since it is not scheduled to be repaid within the next year with $1,392,000 reported within the current portion of long term debt. The term loan agreement permits prepayment of the debt without penalty and allows the Company to borrow at a floating interest rates based on the Company's Funded Debt ratio. Depending upon the Company's Funded Debt ratio, the Company can borrow either an interest rate range based on the bank's prime rate to prime rate plus 1% or a range of 2% to 3.25% over an offshore interest rate. At December 31, 2002 the interest rate on the new term loan was 3.7%. This is significantly lower than the 8.25% interest rate the Company was paying under the terms of the refinanced Idaho Industrial Revenue Bond. Assuming the current interest rate payable on the term loan remains constant, the Company would expect to save approximately $442,250 annually in interest payments. The Company has pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown hazardous and radioactive waste disposal facilities as collateral for the term loan. The term loan is cross-collateralized with the Company's line of credit.

Management expects its capital spending needs to reach approximately $8 million in 2003. It is expected that $4.8 million or 56% of 2003 capital spending will be allocated to the Idaho hazardous waste disposal facility, primarily for new disposal cell construction. Combined with new cell construction at the Company's Texas, Nevada, and Washington facilities, landfill development (trench or cell construction) is expected to account for 72% or $5.8 million of 2003 capital spending. While this represents a $5.3 million or 200% increase in capital outlays over 2002, approximately $5.0 million or 60% of the planned 2003 capital spending is deferred from 2002.

On February 13, 2003, the Company announced the sale of the El Centro municipal and industrial waste landfill located near Corpus Christi, Texas to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. The El Centro landfill is located adjacent to Company subsidiary Texas Ecologists' hazardous and industrial waste treatment and disposal facility. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it no longer has an obligation to pay annual minimum royalties, but will still be required to pay royalties based on waste volumes received at El Centro. The Purchase Agreement also provides incentives for Allied to bring certain industrial waste to the Texas Ecologists hazardous waste facility, and for the Company to utilize the El Centro landfill. Opened in July 2000, the El Centro solid waste landfill was carried on the Company's books at approximately $7 million prior to sale and, when combined with reduction in liabilities and the recognition of a portion of future minimum royalties, should result in a gain on sale of approximately $5 million, which will be recognized during the first quarter of 2003.

The Company has 2,350,000 series E Warrants expiring July 1, 2003 with an exercise price of $1.50 a share. As the market price for Company common shares is well above $1.50, the Company expects most, if not all, of the Series E warrants to be exercised as of July 1, 2003. If the Series E warrants are exercised, the Company will receive a cash infusion of $3,525,000.

On January 14, 2003, the Company extended an offer to the holders of the Company's Series D Preferred Stock to repurchase their stock for the original sales price of $47.50 a share plus accrued but unpaid dividends. The offer was subject to approval of the Company's Board of Directors and Wells Fargo Bank, and requires a minimum of 67% of the Series D Preferred Stock to be tendered by the stockholders. All Series D holders have accepted the offer granting the Company the right to repurchase their Series D. If the Company does not repurchase the offered shares prior to July 31, 2003, the Company's right to repurchase will expire. While Wells Fargo Bank has not waived the prohibition on the payment of dividends, it has agreed to consider waiving the prohibition with respect to the repurchase of the Series D Preferred Stock and payment of accrued dividends. Should Wells Fargo Bank allow the Company to repurchase the stock, approximately $6,500,000 of cash would be required in order to effect the transaction.

The Company believes that cash flow from operations, proceeds from the sale of El Centro, the expected conversion of the Series E warrants, and borrowings under the line of credit will be sufficient to meet the Company's cash needs for the foreseeable future.

OTHER  MATTERS

Environmental  Matters
----------------------

The Company maintains reserves and insurance policies for costs associated with future closure and post-closure obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on professional engineering studies and interpretations of current regulatory requirements which are updated annually. Accounting for closure and post-closure costs includes final disposal unit capping for the site, soil and groundwater monitoring, and other monitoring and routine maintenance costs expected after a site stops accepting waste. The Company believes it has made adequate provisions through reserves and the insurance policy for its obligations.

The Company estimates that its future closure and post-closure costs for all insured facilities included in continuing operations were approximately $40,000,000 as of December 31, 2002 with a median year for payment of 2025. This compares to recorded closure and post-closure costs for facilities in continuing operations of $10,200,000, $25,654,000 and $15,927,000 for 2002, 2001 and 2000,
respectively. An additional $19,000,000 of future closure and post-closure costs for facilities included in discontinued operations was estimated as of December

31, 2002. As described in Item 1 of this Form 10-K under "Insurance," the Company has a prepaid insurance policy expiring September 2003 for costs of closure and post closure of facilities.

Management believes that disposition of these environmental matters will not have a material adverse effect on the financial condition of the Company. The Company's operation of disposal facilities creates operational, monitoring, site maintenance, closure and post-closure obligations that could result in unforeseen costs for monitoring and corrective action. The Company cannot predict the likelihood or effect of all such costs, regulations, legislation enacted, or other future events affecting these facilities.

Seasonal  Effects
-----------------

The Company's operating revenue is generally lower in the winter months and increases in the summer months when weather sensitive cleanup projects are undertaken. While volume of hazardous waste generally tends to decrease during winter months, market conditions have a larger effect on revenue than seasonality.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives and does not anticipate any changes in the estimated useful lives of its intangibles. Consequently, there was no material financial statement impact upon the adoption of FAS No. 142.

As described in Notes 2, 9, and 19 to the Consolidated Financial Statements included under Item 8 of this Form 10-K, the Company adopted the provisions of FAS 143 and FAS 144. The adoption of the provisions of these statements had a material effect on the Company's financial condition and operating results as of December 31, 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections and amendments were made to various other existing authoritative pronouncements. The implementation of this Statement resulted in the reclassification to other income of an extraordinary gain of $206,000 as the result of early extinguishments of debt in 2000.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under prior guidance from EITF 94-3, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement to result in a material impact on its financial position or results of operations except as discussed in Note 19 to the financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regard to these matters are adequate as of December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement are effective for financial statements for interim periods beginning after December 15, 2002. Consequently, those disclosures will be included in the Company's financial statements for the quarter ending March 31, 2003.

CRITICAL  ACCOUNTING  POLICIES

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. It is unlikely that changes in most estimates and assumptions would materially change the Company's financial position and results of operations. Disposal Facility Accounting, Accounting for Discontinued Operations, Litigation, Income Taxes, and Project Accounting involve subjective judgments, estimates and assumptions that would likely produce a materially different financial position and result of operation if different judgments, estimates, or assumptions were used. These matters are discussed below. Additional information concerning significant account policies is set forth in Note 3 to the Consolidated Financial Statements.

DISPOSAL  FACILITY  ACCOUNTING

In general terms, a cell development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space has been filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

- Personnel and equipment costs incurred to construct disposal cells are identified by management and capitalized as a cell development asset.

- The cell development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping the filled disposal units.

- The closure liability is the present value based on a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor disposal units. Management estimates the timing of payment and then accretes the current cost estimate by an estimated cost of living (1.5%), and then discounts (9.3%) the accreted current cost estimate back to a present value. The final payments of the closure liability are currently estimated as being paid in 2056.

On January 1, 2002, the Company early adopted FAS 143 Accounting for Asset Retirement Obligations. This change is more fully described in Notes 2 and 9 to the financial statements with a pro-forma effect as shown on the face of the income statement.

Compliance with FAS 143 is mandatory for fiscal years beginning after June 15, 2002. Under FAS 143, future expenses will increase on a period basis as the $13,141,000 cumulative effect flows through expenses over the currently projected period of 55 years. The current estimated expense increase is approximately $240,000 per year.

ACCOUNTING  FOR  DISCONTINUED  OPERATIONS
Accounting for discontinued operations requires numerous subjective and complex judgments, estimates and assumptions that materially affect financial position and discontinued operations.

At December 27, 2002, the Company discontinued the operations of the former Processing and Field Services segment at its Oak Ridge, Tennessee facility. The discontinued operations were accounted for under Emerging Issues Task Force Issue No 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires a liability to be recognized at the time that the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which requires a liability to be recognized at the time that the liability is incurred. FAS 146 is required for exit activities entered into after December
31, 2002 and is optional for exit activities prior to December 31, 2002. Approximately $1,800,000 of liabilities were recognized as of December 31, 2002 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002.

As of December 27, 2002, the Company recognized $7,018,000 in incremental liabilities relating to the discontinuance of the LLRW Processing and Field Services operations located in Oak Ridge, Tennessee. The Company has assumed that the Oak Ridge facility will be cleared of remaining material and prepared for sale during 2003. During 2003, the Company expects to spend $1,800,000 to maintain compliance with conditions of its existing licenses and permits. An additional $1,227,000 is expected to be spent removing waste from the facility and arranging for its disposal. Property and equipment was reduced by $1,593,000 to net realizable value. Due to the preliminary status of the waste removal effort and related preparation for sale it is expected that the estimate for exit from the segment will change, potentially by a material amount.

LITIGATION
The Company is involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. Approximately $1,100,000 is included as an Other Expense for litigation where the Company was the defendant in the year ended December 31 2002. The Company also has recorded $27,430,000 for future facility development costs, which may not be realized if the Company does not recover monetary damages from the State of California and/or the State of Nebraska or the disposal projects in these states do not become operational. The decision to accrue costs or write off assets is based upon the specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's belief that due to a history of tax losses and the previously weak financial condition and prospects for the business, it was more likely than not that the Company would be unable to utilize portions of the deferred tax assets prior to their expiration. The Company reported taxable income in 2001 and 2002, and expects to report taxable income in 2003. The determination of whether a valuation allowance is appropriate and the valuation allowance amount is based on management's judgments and evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. The Company has assessed the valuation allowance and has reversed approximately $8,284,000 of the valuation allowance that the Company expects to utilize through 2005.

PROJECT  ACCOUNTING
The Company has performed relatively large, fixed fee and long-duration remediation projects through the Company's discontinued Field Services Division. Securing contracts to perform work required the Company to make assumptions regarding job duration, percentage of completion for waste processing, and disposal costs that would not be known until the actual project is complete. Differences between estimated and actual cost to remove, process and arrange final disposal of contaminated material can vary widely, resulting in potentially significant changes in each individual project's profit or loss. As of December 31, 2002, one major project is awaiting completion and changes in the estimated cost to complete are expected to positively or negatively impact the results of discontinued operations.

OFF BALANCE SHEET ARRANGEMENTS
The Company does not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. The Company operates through wholly owned subsidiaries.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not maintain equities, commodities, derivative, or any other instruments for trading or any other purposes, and also does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets as the amount held is the minimum requirement imposed by insurance or government agencies. At December 31, 2002, $244,000 was held in short term pledged investment accounts and approximately $740,000 in tax refunds was due from the federal government. Together, these items earned interest at approximately 5% and comprise 1.1% of assets.

The Company has interest rate risk on debt instruments, as the Company repaid an $8,500,000 fixed interest obligation with a $7,000,000 term loan bearing interest at variable rates. At December 31, 2002, $603,000 of variable rate debt was owed under a line of credit and was accruing interest at the rate of 4.4% and $6,884,000 of variable rate debt was owed under the term loan and was accruing interest at the rate of 3.7%.

   ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheet of American Ecology Corporation and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology
Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 2 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2002.


Moss Adams,  LLP


Seattle, Washington
February 11, 2003

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology
Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001, and 2000, in conformity with U.S. generally accepted accounting principles.



Balukoff, Lindstrom & Co., P.A.


Boise, Idaho
February 15, 2002

                                 AMERICAN ECOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                             ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                           As of December 31,
                                                                           -------------------
                                                                             2002      2001
                                                                           --------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $   135   $  4,476
  Receivables, net                                                          10,460     12,674
  Income taxes receivable                                                      740        740
  Prepayments and other                                                        498      1,881
  Deferred income taxes                                                      2,745         --
  Assets held for sale or closure                                           10,722         --
                                                                           --------  ---------
    Total current assets                                                    25,300     19,771

Cash and investment securities, pledged                                        244        243
Property and equipment, net                                                 26,998     38,462
Facility development costs                                                  27,430     27,430
Other assets                                                                   129        918
Assets held for sale or closure                                              1,485         --
Deferred income taxes                                                        5,539         --
                                                                           --------  ---------
    Total Assets                                                           $87,125   $ 86,824
                                                                           ========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                        $ 1,985   $  9,860
  Short term line of credit                                                     --      5,000
  Accounts payable                                                           2,192      2,408
  Accrued liabilities                                                        4,166     12,121
  Accrued closure and post closure obligation, current portion                 882        700
  Income taxes payable                                                          23        250
  Current liabilities of assets held for sale or closure                     7,965         --
                                                                           --------  ---------
    Total current liabilities                                               17,213     30,339

Long term accrued liabilities                                                2,372      1,843
Long term debt                                                               5,972      2,593
Revolving line of credit                                                       603         --
Liabilities of assets held for sale or closure, excluding current portion    5,699         --
Accrued closure and post closure obligation, excluding current portion       9,318     25,633
                                                                           --------  ---------
    Total liabilities                                                       41,177     60,408
                                                                           --------  ---------

Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized,
    Designated as follows:
      Series D cumulative convertible preferred stock, $.01 par value,
       100,001 shares issued and outstanding;                                    1          1
      Series E redeemable convertible preferred stock, $10.00 par value,
      300,000 shares converted and retired                                      --         --
  Common stock, $.01 par value, 50,000,000 authorized, 14,539,264
    and 13,766,485  shares issued and outstanding                              145        138
  Additional paid-in capital                                                55,789     54,637
  Accumulated deficit                                                       (9,987)   (28,360)
                                                                           --------  ---------
    Total shareholders' equity                                              45,948     26,416
                                                                           --------  ---------

Total Liabilities and Shareholders' Equity                                 $87,125   $ 86,824
                                                                           ========  =========

The accompanying notes are an integral part of these financial statements.

                                   AMERICAN  ECOLOGY  CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                       For the Year Ended December 31,
                                                                       ------------------------------
                                                                          2002       2001      2000
                                                                        ---------  --------  --------
Revenue                                                                 $ 46,789   $40,175   $27,054
Direct operating costs                                                    25,223    22,778    12,423
                                                                        ---------  --------  --------

Gross profit                                                              21,566    17,397    14,631
Selling, general and administrative expenses                              12,631    14,274    10,384
                                                                        ---------  --------  --------

Income from operations                                                     8,935     3,123     4,247
Investment income                                                             31       246       435
Gain/(loss) on sale of assets                                                (15)       (8)       11
Interest expense                                                             820     1,011       260
Other income (expense)                                                      (542)      827     1,065
                                                                        ---------  --------  --------

Income before income tax, discontinued operations and cumulative
effect of change in accounting principle                                   7,589     3,177     5,498
Income tax benefit (expense)                                               8,505      (186)       12
                                                                        ---------  --------  --------

Income before discontinued operations and cumulative effect of change
in accounting principle                                                   16,094     2,991     5,510
(Loss) from discontinued operations (net of tax of $0)                   (10,464)   (2,189)     (813)
                                                                        ---------  --------  --------

Income before cumulative effect of change in accounting principle          5,630       802     4,697
Cumulative effect of change in accounting principle (net of tax of $0)    13,141        --        --
                                                                        ---------  --------  --------

Net income                                                                18,771       802     4,697
Preferred stock dividends                                                    398       398       398
                                                                        ---------  --------  --------

Net income available to common shareholders                             $ 18,373   $   404   $ 4,299
                                                                        =========  ========  ========

Basic earnings per share                                                $   1.28   $   .03   $   .31
                                                                        =========  ========  ========

Diluted earnings per share                                              $   1.15   $   .03   $   .26
                                                                        =========  ========  ========

Dividends paid per common share                                         $     --   $    --   $    --
                                                                        =========  ========  ========

PRO FORMA RESULTS AS IF FAS 143 WAS IMPLEMENTED JANUARY 1, 2000

Net income before discontinued operations and cumulative effect of
change in accounting principle                                                     $ 2,991   $ 5,510
Less pro forma accretion of closure and post closure liability                        (876)     (802)
Less pro forma amortization of closure asset                                          (198)      (79)
Plus previous closure and post closure expenses                                        131       101
                                                                                   --------  --------
Pro forma net income before discontinued operations and cumulative
effect of change in accounting principle                                           $ 2,048   $ 4,730
                                                                                   ========  ========
Basic earnings per share from income before discontinued operations
and cumulative effect of change in accounting principle- pro forma                 $   .15   $   .35
                                                                                   ========  ========
Diluted earnings per share from income before discontinued operations
and cumulative effect of change in accounting principle-pro forma                  $   .13   $   .28
                                                                                   ========  ========

The accompanying notes are an integral part of these financial statements.

                           AMERICAN  ECOLOGY  CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ($ IN 000'S)


                                                         For the Year Ended December 31,
                                                          -----------------------------
                                                            2002       2001      2000
                                                          ---------  --------  --------
Cash flows from operating activities:
  Net income                                              $ 18,771   $   802   $ 4,697
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, amortization, and accretion                  6,604     4,076     1,899
  Loss from discontinued operations                         10,464     2,189       813
  Cumulative effect of change in accounting principle      (13,141)       --        --
  Reversal of deferred income tax allowance                 (8,284)       --        --
  (Gain) loss on sale of assets                                 15         8       (11)
  Stock compensation                                            68        82        79
Changes in assets and liabilities:
  Receivables                                               (2,517)     (827)   (1,678)
  Other assets                                                 538      (123)      191
  Closure and post closure obligation                       (1,598)     (386)   (1,358)
  Income taxes payable                                        (227)      135       (87)
  Accounts payable and accrued liabilities                  (3,063)    1,236    (1,158)
                                                          ---------  --------  --------
     Net cash provided by operating activities               7,630     7,192     3,387

Cash flows from investing activities:
  Capital expenditures                                      (2,737)   (4,009)   (3,267)
  Proceeds from sales of assets                                 --        --        11
  Acquisition of Envirosafe Services of Idaho, Inc.             --     2,575        --
  Transfers from cash and investment securities, pledged        --       434        --
                                                          ---------  --------  --------
     Net cash used by investing activities                  (2,737)   (1,000)   (3,256)

Cash flows from financing activities:
  Proceeds from issuances and indebtedness                   7,615       907     6,058
  Payments of indebtedness                                 (15,128)   (4,035)     (648)
  Stock purchased and canceled in forward split                 --      (149)       --
  Stock options exercised                                    1,091        95        18
                                                          ---------  --------  --------
     Net cash provided by (used in) financing activities    (6,422)   (3,182)    5,428
                                                          ---------  --------  --------

Increase (decrease) in cash and cash equivalents            (1,529)    3,010     5,559
Net cash used by discontinued operations                    (2,812)   (2,656)   (6,208)
Cash and cash equivalents at beginning of year               4,476     4,122     4,771
                                                          ---------  --------  --------
Cash and cash equivalents at end of year                  $    135   $ 4,476   $ 4,122
                                                          =========  ========  ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                                        $    820   $ 1,011   $   260
  Income taxes paid                                              6        51        75
Non-cash investing and financing activities:
  Purchase of Envirosafe Services of Idaho, Inc.                --    18,541        --
  Stock issuance-director's compensation                        68        82        79
  Preferred stock dividends accrued                            398       398       398
  Acquisition of equipment with notes/capital leases            --     1,557       211

The accompanying notes are an integral part of these financial statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)


                                                     ADDITIONAL    RETAINED
                              PREFERRED    COMMON     PAID-IN      EARNINGS
                                STOCK      STOCK      CAPITAL     (DEFICIT)
                              ----------  --------  ------------  ----------
Balance, January 1, 2000      $        1  $   137   $    54,513   $ (33,069)

Net income                            --       --            --       4,697
Common stock issuance                 --       --            97          --
Dividends on preferred stock          --       --            --        (398)
Other                                 --       --            --           6
                              ----------  --------  ------------  ----------
Balance, December 31, 2000    $        1  $   137   $    54,610   $ (28,764)

Net income                            --       --            --         802
Common stock issuance                 --        2           175          --
Dividends on preferred stock          --       --            --        (398)
Common stock cancelled                --       (1)         (148)         --
                              ----------  --------  ------------  ----------
Balance, December 31, 2001    $        1  $   138   $    54,637   $ (28,360)
                              ==========  ========  ============  ==========

NET INCOME                            --       --            --      18,771
COMMON STOCK ISSUANCE                 --        7         1,152          --
DIVIDENDS ON PREFERRED STOCK          --       --            --        (398)
                              ----------  --------  ------------  ----------
BALANCE, DECEMBER 31, 2002    $        1  $   145   $    55,789   $  (9,987)
                              ==========  ========  ============  ==========


The accompanying notes are an integral part of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.     DESCRIPTION  OF  BUSINESS

American Ecology Corporation, through its subsidiaries (collectively, the "Company" or "AEC"), provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills and petro-chemical facilities. The Company's headquarters are located in Boise, Idaho.

The Company's principal wholly owned subsidiaries are US Ecology, Inc., a California corporation ("US Ecology"); Texas Ecologists, Inc., a Texas corporation wholly owned by US Ecology ("Texas Ecologists"); American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"); American Ecology
Environmental Services Corporation, a Texas corporation ("AEESC"); and US Ecology Idaho, Inc., a Delaware corporation ("USEI") wholly owned by AEESC.

The Company operates within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. Prior to December 27, 2002, the Company operated a Low-Level Radioactive Waste ("LLRW") Processing and Field Services business. The Operating Disposal Facilities are currently accepting hazardous, industrial and low-level radioactive waste. The Non-Operating Disposal
Facilities segment includes non-operating disposal facilities, a closed hazardous waste processing and deep-well injection facility, and two proposed new disposal facilities.

The Operating Disposal Facilities segment includes the Company's hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho, and Robstown, Texas, and its LLRW and naturally occurring and accelerator produced radioactive material ("NORM/NARM") disposal facility in Richland, Washington. On February 13, 2003, the Company sold its El Centro, Texas municipal solid waste landfill facility, which previously was included in the Operating Disposal Facilities segment, but has been included in the results of discontinued operations as of December 31, 2002 due to the anticipated sale. See Note 19.

The Non-Operating Disposal Facilities segment includes the closed hazardous waste disposal, processing, and deep-well injection facilities located in Sheffield, Illinois; Bruneau, Idaho; Beatty, Nevada; and Winona, Texas. The Company is currently incurring costs for remediation and long-term monitoring and maintenance activities at the closed facilities. The two proposed disposal facilities are located in Butte, Nebraska, and Ward Valley, California, and are currently involved in ongoing litigation. See Note 8.

The Processing and Field Services segment previously aggregated, volume-reduced, and performed remediation and contamination removal services primarily for radioactive materials. The Processing and Field Services operations have been included in the results of discontinued operations. See Note 19.

NOTE 2.   ACCOUNTING  CHANGES  AND  ADJUSTMENTS

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS
143) under the early adoption provisions. FAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. Previously the Company recorded a Closure and Post Closure
Obligation for the pro-rata amount of space used to the permitted space available in the facilities. On January 1, 2002, in accordance with FAS 143, this obligation was valued at the current closure cost, increased by a cost of living adjustment for the estimated time of payment, and discounted back to its present value. See Note 9.

In accordance with FAS 143, upon calculation of the asset retirement obligation the Company also recorded an associated asset related to the retirement obligation. This asset is amortized to operations over the estimated useful life of the related long-lived asset. FAS 143 allows for the aggregation of certain assets in calculating and subsequently amortizing this asset. During the fourth quarter of 2002 the Company reassessed its methodology of applying FAS 143 and disaggregated certain facility components. In recalculating the asset under the revised methodology, the Company recorded a reduction in the asset in the amount of $3,182,000 with no corresponding change in the recorded liability. Consequently, the initial gain on implementation of the new accounting standard recorded in the first quarter of 2002 was reduced by the $3,182,000, and the amortization associated with the asset was reduced from what was previously recorded during the first three quarters of 2002. The following restatements occurred as a result of the change in FAS 143 implementation methodology (in thousands):

                                                                                                  Nine
                                                          Three Months Ended                  Months Ended
                                           ------------------------------------------------  ---------------
                                            March 31, 2002   June 30, 2002   Sep. 30, 2002    Sep. 30, 2002
                                           ----------------  --------------  --------------  ---------------
Reported Net Income                        $        19,077   $        2,175  $        1,032  $       22,284
Effect of Restatement:
  Cumulative Effect of Accounting Change   $        (3,182)  $           --  $           --  $       (3,182)
  Amortization                             $            24   $           26  $           34  $           84
                                           ----------------  --------------  --------------  ---------------
Restated Net Income                        $        15,919   $        2,201  $        1,066  $       19,186
                                           ================  ==============  ==============  ===============

Reported Diluted EPS                       $          1.33   $          .12  $          .06  $         1.39
Effect of Restatement:
  Cumulative Effect of Accounting Change   $          (.22)  $           --  $           --  $         (.20)
  Amortization                             $            --   $           --  $           --  $          .01
                                           ----------------  --------------  --------------  ---------------
Restated EPS                               $          1.11   $          .12  $          .06  $         1.20
                                           ================  ==============  ==============  ===============

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles  of Consolidation. The accompanying financial statements are prepared
----------------------------
on a consolidated basis. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's fiscal year-end is December 31.

Cash  and  Cash Equivalents.  The Company considers cash and cash equivalents to
---------------------------
be  balances  with  financial  institutions available within 30 days of request.

Cash  and Investment Securities Pledged.  Pledged cash and investment securities
---------------------------------------
of $244,000 and $243,000 at December 31, 2002 and 2001, respectively, shown as a non current asset in the accompanying consolidated balance sheet consists of money market accounts. The Company maintains these investments in accordance with collateral commitments related to the closed facility in Sheffield, Illinois.

Financial  Instruments.  The  recorded  amounts  of  cash  and cash equivalents,
----------------------
accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments. The recorded amount of short and long-term borrowings approximates fair value as the interest rates approximate current competitive rates.

Revenue  Recognition.  Revenues are recognized by operating segment, as follows:
--------------------

Disposal facility revenues - Disposal facility revenues result primarily from fees charged to customers for waste treatment and/or disposal services. Fees are generally charged on a per-ton basis based on contract or quoted prices. Generally, revenues are recognized as services are performed, and as waste is buried.

The Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission ("WUTC"), which sets and regulates rates for the disposal of low-level radioactive wastes. Annual revenue levels are established in agreement with the WUTC at amounts sufficient to cover the costs of operation and to provide the Company with a reasonable profit. Per-unit rates charged during the year are based upon estimated disposal activity and revenue levels submitted by the Company and approved by the WUTC. In the event annual revenue exceeds the approved levels set by the WUTC, the Company is required to refund the excess collections to facility users on a pro-rata basis. At December 31, 2002 and 2001, the Company had decreased revenue by $693,200 and $422,000, respectively, for these refunds.

Processing facility revenues result primarily from fees charged for waste processing and waste treatment. Upon completion the waste is transported and disposed in third party or company owned disposal facilities. Fees are generally charged on a per-pound basis depending on the nature and volume of the waste. Generally, a minimum charge is billed in connection with the preliminary services and recorded as unearned revenue until the related work is performed.

Work performed in excess of preliminary billings are recorded as unbilled revenue and billed upon off-site shipment and disposal of the waste.

Field Services Operations and Contracts - Field services revenues result from land and building contamination studies, waste removal and off-site shipment services. Fees are generally charged under quoted contractual terms for the related services. Revenues from contracts are recognized on the percentage-of-completion method.

Revenue recognition on certain fixed-price contracts begins when progress is sufficient to estimate the probable outcome, or on the completed contract method if the probable outcome cannot be reasonably estimated. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Completion on contracts is generally measured based on the proportion of costs incurred to total estimated contract costs, or for certain long-term contracts completion is measured on estimated physical completion or units of disposal.

Revenue producing contracts are reviewed in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.

Unbilled receivables. Unbilled receivables are recorded for work performed under
---------------------
contracts or services in process that have not yet been invoiced to customers, and arise from the use of the percentage-of-completion method of accounting, and the timing of billings. Substantially all unbilled receivables at December 31, 2002 were expected to be billed and collected within one year.

Deferred  revenue.  Advance  billings  or  collections  are recorded as deferred
------------------
revenue, and recognized when related services are provided. At December 31, 2002 and 2001, deferred revenue included in accrued liabilities amounted to approximately $988,000 and $5,349,000, respectively.

Operations  held-for-sale.  In  August  2001, the Financial Accounting Standards
--------------------------
Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS No. 144"). The Company adopted the provision of FAS No. 144 effective January 1, 2002. It is the Company's policy to classify the businesses the Company is marketing for sale as operations held-for-sale when; 1. management commits to a plan to sell or dispose of the operations; 2. the operations are available for immediate sale;
3. an active program to locate a buyer has been initiated and; 4. the sale of the operations within one year is probable. The sale of certain assets within one year may be contingent upon regulatory approvals. The carrying values of these assets are written down to estimated fair value, less estimated costs to sell. Estimates and certain contingencies exist that could cause actual results to materially differ from the estimated results for these operations. The Company discontinues depreciation on fixed assets for businesses that are classified as held-for-sale. See Note 19.

Property,  Plant  and  Equipment.  Property  plant and equipment are recorded at
---------------------------------
cost and depreciated on the straight-line method over estimated useful lives. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are charged to expense as incurred. During 2002, 2001 and 2000, maintenance and repair expenses charged to continuing operations were $337,000, $348,000 and $135,000, respectively.

The Company assumes no salvage value for its depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                          Useful Lives
                                          ------------
       Vehicles and other equipment          3 to 10
       Disposal facility and equipment       3 to 20
       Buildings and improvement             5 to 40




Cell  development  costs and landfill accounting. Capitalizable cell development
------------------------------------------------
costs are recorded at cost. Capitalized cell development costs, net of recorded amortization, are added to estimated future costs of the permitted disposal cell to be incurred over the remaining construction of the cell, to determine the amount to be amortized over the remaining estimated useful life of a cell.

Estimated future costs are developed using input from external and Company engineers, and internal accountants. Management reviews these estimates at least annually. Amortization is recorded on a unit of consumption basis, typically applying cost as a rate per cubic yard. Disposal facility site costs are expected to be fully amortized upon final closure of the facility, as no salvage value is probable. Costs associated with the ongoing operation of the landfill are charged to expense as incurred.

The Company has material financial commitments for closure and post-closure obligations for facilities it owns or operates. The Company estimates its future cost requirements for closure and post-closure monitoring based on Resource Conservation and Recovery Act ("RCRA") requirements and the respective site permits. RCRA requires that companies provide the applicable regulatory agency an acceptable financial assurance for the closure and post-closure monitoring of each facility for thirty years following closure. Estimates for final closure and post-closure costs are developed using input from the Company's engineers and internal accountants and are reviewed by management, typically at least once per year. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations and during the legally required post-closure monitoring period. In August 2001, the Financial Accounting
Standards Board (FASB) issued FAS No. 143, Accounting for Asset Retirement Obligations (FAS 143), which established standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. The Company adopted these standards effective January 1, 2002. In accordance with FAS 143, the present value of the estimated closure and post-closure costs are accreted using the interest method of allocation so that 100% of the future cost has been incurred at the time of payment. See Note 9 for a further explanation of the early adoption of FAS 143.

The Company has generally been successful in receiving approvals for disposal facility expansions pursued; however, there can be no assurance that the Company will be successful in obtaining expansions in the future. In some cases, the Company may be unsuccessful in obtaining an expansion permit modification or the Company may determine that such permit modification that the Company previously thought was probable is no longer probable. The Company's engineers and internal accountants review the estimates and assumptions used in developing this information at least annually, and the Company believes them to be reasonable. If such estimates prove to be incorrect, the costs incurred in the pursuit of the expansion would be charged against earnings. Additionally, the disposal facility's future operations would reflect lower profitability due to expenses relating to the decrease in life, or impairment of the facility.

Impairment of Long-lived assets. Long-lived assets consist primarily of property
-------------------------------
and equipment, facility development costs and deferred site development costs. The recoverability of long-lived assets is evaluated periodically at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of possible impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment loss exists, the carrying amount of the related long-lived assets is reduced to its estimated fair value based upon discounted cash flows from operations. During 2002, the Company recorded an impairment charge of $1,593,000 relating to certain discontinued operations. See Note 19.

Income  taxes.  Income  taxes  are  accounted  for  using an asset and liability
--------------
approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. A valuation allowance is recorded against deferred tax assets, if based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense is the income tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Insurance.  The  Company  is self-insured for health-care coverage of employees.
---------
Stop-loss insurance is carried, which assumes liability for claims in excess of $75,000 per individual or on an aggregate basis based on the monthly population. The Company also maintains a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, the Company is insured for consultant's environmental liability subject to a $100,000 self-insured retention.

New  Accounting  Pronouncements.
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives and does not anticipate any changes in the estimated useful lives of its intangibles. Consequently, there was no material financial statement impact upon the adoption of FAS 142.

As discussed above, the Company adopted the provisions of FAS 143 and FAS 144 in 2002. The adoption of the provisions of these Statements had a material effect on the Company's financial condition and operating results as of December 31, 2002 as summarized in Note 2.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections and amendments were made to various other existing authoritative pronouncements. The implementation of this Statement resulted in the reclassification to other income of an extraordinary gain of $206,000 as the result of early extinguishments of debt in 2000.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement to result in a material impact on its financial position or results of operations except as discussed in Note 10.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continued to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this Statement are effective for financial statements for interim periods beginning after December 15, 2002.

Stock  Options.  At  December 31, 2002, the Company has two stock-based employee
---------------
compensation plans, which are more fully described in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31:

                                                                            2002     2001    2000
                                                                          --------  ------  -------
Net income, as reported                                                   $18,771   $ 802   $4,697
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects     (283)   (111)    (354)
                                                                          --------  ------  -------
Pro forma net income                                                      $18,488   $ 691   $4,343
                                                                          ========  ======  =======

EARNINGS PER SHARE:
  Basic - as reported                                                     $  1.28   $ .03   $  .31
                                                                          ========  ======  =======
  Basic - pro forma                                                       $  1.26   $ .02   $  .29
                                                                          ========  ======  =======
  Diluted - as reported                                                   $  1.15   $ .03   $  .26
                                                                          ========  ======  =======
  Diluted - pro forma                                                     $  1.13   $ .02   $  .24
                                                                          ========  ======  =======


Reclassification.  Reclassifications  have  been  made  to  prior year financial
-----------------
statements to conform to the current year presentation. These reclassifications have no impact on reported equity or net income available to common shareholders.

NOTE 4.   EARNINGS PER SHARE

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

                                                                            Year Ended December 31,
                                                                         -----------------------------
     ($in thousands except per share amounts)                              2002       2001      2000
                                                                         ---------  --------  --------
Income before discontinued operations and cumulative
    effect of accounting change                                          $ 16,094   $ 2,991   $ 5,510
Loss from operations of discontinued segments                             (10,464)   (2,189)     (813)
Cumulative effect of accounting change                                     13,141        --        --
                                                                         ---------  --------  --------
Net income                                                                 18,771       802     4,697
Preferred stock dividends                                                     398       398       398
                                                                         ---------  --------  --------
Net income available to common shareholders                              $ 18,373   $   404   $ 4,299
                                                                         =========  ========  ========

Weighted average shares outstanding-
  Common shares                                                            14,311    13,738    13,711
 Effect of dilutive shares
  Series E Warrants                                                           981     1,055     1,113
  Chase Bank Warrants                                                         564       475       639
  Stock Options                                                               114       314     1,405
                                                                         ---------  --------  --------

       Average shares                                                      15,970    15,582    16,868
                                                                         =========  ========  ========

Basic earnings per share from continuing operations                      $   1.09   $   .19   $   .37
Basic loss per share from discontinued operations                            (.73)     (.16)     (.06)
Basic earnings per share from cumulative effect of accounting change          .92        --        --
                                                                         ---------  --------  --------
Basic earnings per share                                                 $   1.28   $   .03   $   .31
                                                                         =========  ========  ========

Diluted earnings per share from continuing operations                    $    .99   $   .17   $   .31
Diluted loss per share from discontinued operations                          (.66)     (.14)     (.05)
Diluted earnings per share from cumulative effect of accounting change        .82        --        --
                                                                         ---------  --------  --------
Diluted earnings per share                                               $   1.15   $   .03   $   .26
                                                                         =========  ========  ========

NOTE 5.   USE OF ESTIMATES AND ASSUMPTIONS

Use  of  Estimates.  The  preparation of financial statements in conformity with
------------------
accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Listed below are the estimates and assumptions that management considers to be significant in the preparation of its financial statements.

     - Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

     - Recovery of Long-Lived Assets -- The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

     - Operations Held-for-Sale and Discontinued Operations -- The Company writes down the carrying value of its held-for-sale operations to the estimate of the fair value of such operations. Additionally, estimates and accruals are made related to future operations that could significantly change and result in increased or decreased charges during future periods.

     - Loss Contracts -- The Company evaluates its revenue-producing contracts to determine whether the projected revenues of such contracts exceed the direct costs to service such contracts. These evaluations include estimates of future revenues and expenses. Accruals for loss contracts are adjusted upward or downward based on these evaluations.

     - Acquisition Accounting -- The Company estimates the fair value of assets and liabilities when allocating the purchase price of an acquisition.

     - Income Taxes -- The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

     - Legal Accruals -- The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments.

     - Cell Development and Final-Closure/Post-Closure Amortization - The Company expenses amounts for cell development usage and final closure and post-closure costs for each cubic yard of waste accepted at its disposal facilities. In determining the amount to expense for each cubic yard of waste accepted, the Company estimates the cost to develop each disposal cell and the final closure and post-closure costs for each disposal facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and the total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third party engineering consultants, Company engineers and internal accountants. Management reviews estimates at least annually. The estimates for landfill final closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. As it relates to estimates and assumptions in amortization rates and environmental remediation liabilities, significant engineering and accounting input is required. The Company reviews these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations, changes in future operational plans, and inherent imprecision associated with estimating environmental matters so far into the future.

NOTE 6.   CONCENTRATIONS  AND  CREDIT  RISK

Major  Customers.  The Company manages the disposal of hazardous and radioactive
----------------
waste under a contract with the U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program ("FUSRAP"), and the disposal of steel mill dust (KO-61) under various contracts. The following customers accounted for more than 10% of revenue during 2002, 2001 and 2000:

                                  % OF REVENUE FOR YEAR ENDING
CUSTOMER                          2002        2001       2000
                                  ----        ----       ----
U.S. Army Corps of Engineers        27          15          -
Nucor Steel Company                 13          11          -
Tamco Steel Company                  -           -         20

Receivable balances from these customers as of December 31, were as follows ($ in thousands):

CUSTOMER                            2002      2001
                                   ------    ------
U.S. Army Corps of Engineers       $1,730    $2,238
Nucor Steel Company                $  408    $  309

Credit  Risk  Concentration.  The  Company maintains most of its cash with Wells
---------------------------
Fargo Bank in Boise, Idaho. Substantially all of the cash balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Labor  Concentrations.  As  of  December  31, 2002, the Paper, Allied-Industrial
----------------------
Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 11 employees at one of the Company's facilities, and 188 other employees did not belong to a union.

NOTE 7.   PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment at December 31, 2002 and 2001, were as follows (in thousands):

                                                              2002       2001
                                                            ---------  ---------
Construction in progress                                    $    797   $  1,023
Land and improvements                                          4,831      3,452
Cell development costs                                        14,262     26,396
Buildings and improvements                                    14,031     14,424
Disposal facility equipment                                    9,421      9,424
Vehicles and other equipment                                   6,360     11,882
                                                            ---------  ---------
                                                              49,702     66,601
Less: Accumulated depletion, depreciation
and amortization                                             (22,704)   (28,139)
                                                            ---------  ---------
Property, Plant and Equipment                               $ 26,998   $ 38,462
                                                            =========  =========

Depreciation  expense  was  $4,864,000, $4,076,000 and $1,899,000 for 2002, 2001
and  2000,  respectively.


NOTE 8.   FACILITY  DEVELOPMENT  COSTS

A wholly owned subsidiary of the Company, US Ecology, has been licensed to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and been selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

The State of California, where the Ward Valley Site is located, has abandoned efforts to obtain the project property from the U.S. Department of the Interior. For the Company to realize its investment, the federal government will need to transfer the land to the State of California, or the Company will need to recover monetary damages from the State of California. The Company has taken steps to recover its investment in Ward Valley and will continue to seek recovery.

In early 1997, the Company filed two lawsuits against the United States. In the first case, US Ecology sued to recover site development costs as well as lost profits and lost opportunity costs. US Ecology lost this case at the trial court level and in the Federal Circuit Court of Appeals, and such rulings are now final. In the second case, US Ecology sought an order from a federal court to compel the transfer of the Ward Valley site. Both the trial court and the D.C. Circuit Court of Appeals ruled against US Ecology in this second case, and such rulings are also now final. The Company's appeals in the two federal lawsuits were dismissed in part based on lack of standing following the State of California's decision not to appeal.

The Company filed a lawsuit against the State of California on May 2, 2000, seeking to compel California to acquire the property to build the Ward Valley project and monetary damages in excess of $162 million. In October 2000, the California trial court dismissed the case, and the Company appealed. On September 5, 2001, the California appellate court upheld the trial court's decision in part and denied it in part, remanding the case for further proceedings on the Company's promissory estoppel claim. On October 15, 2001, both the Company and the State filed petitions for review with the California Supreme Court. On December 5, 2001 the California Supreme Court denied both requests and the case was remanded back to Superior Court in San Diego, California. Counsel for the Company subsequently filed a peremptory writ seeking appointment of a new trial court judge to hear the case. This writ was granted, followed by a December 2002 ruling declining to grant a summary judgment filed by the State seeking a scheduling conference in February, 2003. Trial has been set for February 24, 2003. The Company intends to vigorously prosecute the case.

In November 1998 the Company finalized a settlement with the bank that provided the financing for the Ward Valley facility. As part of the settlement, the Company issued the bank warrants to purchase 1,349,843 shares of common stock at $1.50 a share expiring June 30, 2010. The Company also committed the first $29,600,000 of any monetary settlement or judgment with the State of California to the bank. In return for the warrants and part of any settlement or a share of future disposal facility revenue, the Company received a $37,700,000 reduction in the amount owed to the bank.

All costs through July 31, 1999 relating to the development of the Ward Valley facility had been capitalized, and since then have been expensed as incurred. After adjusting for the bank settlement in November 1998, and as of December 31, 2002, the Company had deferred $20,952,000 of pre-operational facility development costs of which $895,000 represented capitalized interest. These deferred costs and additional amounts owed the Company under terms of its accepted proposal to develop the Ward Valley facility were intended to be recovered during the facility's first 20 years of operation from disposal fees approved by the Department of Health Services ("DHS").

The Company has incurred reimbursable costs and received revenues for the development of the Butte, Nebraska facility under a contract with the Central Interstate LLRW Compact Commission ("CIC"). While US Ecology has a minor equity position in the Butte, Nebraska project, it has acted principally as a contractor to the Central Interstate Low-Level Radioactive Waste Commission. Major generators of waste within the CIC's five-state region have provided the majority of the funding to develop the Butte facility. As of December 31, 2002, the Company has contributed and capitalized approximately $6,478,000 in costs, $386,000 which is capitalized interest toward development of the Butte facility. In December 1998, the State of Nebraska proposed to deny US Ecology's license application to build and operate the facility. The CIC directed US Ecology to pursue a Petition for a contested case challenging the State's denial. US Ecology filed its Petition pursuant to Nebraska law on January 15, 1999.

The Major Generators funding the development project filed suit in the Federal District Court for Nebraska on December 30, 1998, seeking to recover certain costs expended on the Nebraska licensing process and to prevent the State of Nebraska from proceeding with the contested case. US Ecology intervened as a plaintiff to protect the Company's interest and is seeking relief. The Contested Case is stayed by a preliminary injunction issued by the presiding federal judge. The major generators are providing the majority of funding in the litigation, and have provided funding to support the minimal level of work required to maintain the project pending the outcome of the litigation. In September 2002, the court ruled in favor of the plaintiffs, awarding $153 million, off which the Company was to receive twelve million dollars reflecting the Company's actual damages and interest. The State of Nebraska has appealed the judge's ruling.

The timing and outcome of the above matters are unknown. The Company has alleged that the State of California has abandoned the project. No litigation is currently pending to compel the state to continue development of the Ward Valley project and a state law has been enacted effectively precluding disposal facility development at that site. However, the Company believes that its damages claim is strong and that a substantial recovery will ultimately be obtained through its litigation. The Company also continues to participate in the CIC legal action. The Company believes that the deferred site development costs for both facilities will be realized. In the event the Butte facility license is not granted, operation of that facility does not commence or the Company is unable to recoup its investments in either or both projects through legal recourse, it may have a material adverse effect on its financial position.

The following table shows the ending capitalized balances for facility development costs for the periods ended December 31, 2002 and December 31, 2001 (in thousands):

                         Capitalized Costs   Capitalized Interest    Total
                         ------------------  ---------------------  -------
Ward Valley, CA Project  $           20,057  $                 895  $20,952
Butte, Nebraska Project               6,092                    386    6,478
                         ------------------  ---------------------  -------
Total                    $           26,149  $               1,281  $27,430
                         ==================  =====================  =======


NOTE 9. CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND CLOSURE AND POST CLOSURE OBLIGATION

Accrued closure and post-closure liability represents the expected future costs, including corrective actions and remediation, associated with closure and post-closure of the Company's Operating and Non-Operating disposal facilities. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated, consistent with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("FAS 5"). The Company performs periodic reviews of both non-operating and operating sites and revises accruals for estimated post-closure, remediation or other costs as necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

The Company does not bear financial responsibility for closure and post-closure of the disposal facilities located on State owned land at Beatty, Nevada and Richland, Washington. Nevada and Washington collect fees from a portion of the disposal charges on a quarterly basis from the Company. Such fees are deposited in dedicated, State controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the States and are based upon engineering cost estimates provided by the Company and approved by the States.

As described in Note 2, the Company implemented Statement of Financial Accounting Standards 143, Accounting for Asset Retirement Obligations (FAS 143), effective January 1, 2002. FAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. Previously, the Company recorded a Closure and Post Closure Obligation for the pro-rata amount of disposal space used to the original space available. On January 1, 2002, in accordance with FAS 143, this obligation was valued at the current estimated closure cost, increased by a cost of living adjustment for the estimated time of payment, and discounted back to present value. A previously unrecognized asset was also recorded. As further described in Note 2, during the fourth quarter of 2002, the Company reduced the amount of the recorded asset by $3,182,000. The result was an associated reduction in the cumulative effect gain as a result of the change in accounting principle from the gain originally reported in the first quarter of 2002 of $16,323,000 to the restated gain of $13,141,000.

Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated consistent with FAS 5. The Company performs periodic reviews of both non-operating and operating sites and revises accruals for estimated post-closure, remediation and other costs as necessary. Recorded liabilities are based on best estimates of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors.

Changes to reported closure and post closure obligations were as follows (in thousands):

     December 31, 2001 obligation                          $ 26,333
     January 1, 2002 implementation of FAS 143 (restated)   (11,130)
     Accretion of obligation                                  1,099
     Payment of obligation                                   (1,414)
     Adjustment of obligation                                 1,872
                                                           ---------
     December 31, 2002 obligation                          $ 16,760
                                                           =========

The adjustment of obligation is a change in the expected timing of cash expenditures based upon actual and estimated cash expenditures. The primary adjustment was a $2,038,000 increase in the estimated cost of removing accumulated waste contamination at the discontinued Oak Ridge processing business and preparing the facility for sale.

The reported closure and post closure obligation is recorded in the consolidated balance sheet for the years ended December 31 as follows:

($in thousands)                                                                2002     2001
                                                                              -------  -------
Accrued closure and post closure obligation, current portion                  $   882  $   700
Liabilities related to assets held for sale or closure, current portion         1,082       --
Accrued closure and post closure obligation, non-current portion                9,318   25,633
Liabilities related to assets held for sale or closure, non-current portion     5,478       --
                                                                              -------  -------
                                                                              $16,760  $26,333
                                                                              =======  =======

The closure and post closure asset recognized and allocated as part of the carrying amount of the underlying assets related to the retirement obligations amounted to $2,011,000 upon the recalculated implementation described in Note 2. Amortization expense and accumulated amortization for the year ended December 31, 2002 amounted to $199,000.

Cumulative effect of change in accounting principle as of January 1, 2002 included in the consolidated statement of operations is as follows ($ in thousands):

Reduction in closure and post closure obligation                  $11,130
Initial recognition of closure and post closure asset (restated)    2,011
                                                                  -------
Cumulative effect of implementation of FAS 143                    $13,141
                                                                  =======

NOTE 10.  LONG TERM DEBT

On October 24, 2002, the Company announced that it had entered into a five year, fully amortizing, $7,000,000 term loan agreement, effective October 28, 2002, with Wells Fargo Bank to substantially refinance its $8,500,000 Idaho industrial revenue bond obligation. The term loan provides for a variable interest rate based upon the bank's prime rate or an offshore rate plus an applicable margin that depends upon the Company's performance. The Company has pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown hazardous and radioactive waste facilities as collateral. The term loan is cross-collateralized with the Company's line of credit. The Company paid the $1,500,000 balance owing on the industrial revenue bond with cash on hand.

Long-term debt at December 31 consisted of the following (in thousands):

                              INTEREST RATE AT DEC. 31, 2002     2002      2001
                              -------------------------------  --------  --------
Term Loan                     VARIABLE 3.7%                    $ 6,883   $    --
Industrial revenue bond                                             --     8,500
Notes payable and other       FIXED 6.9% AVERAGE                 1,074     3,953
                                                               --------  --------
                                                                 7,957    12,453
  Less: Current maturities                                      (1,985)   (9,860)
                                                               --------  --------
  Long term debt                                               $ 5,972   $ 2,593
                                                               ========  ========

Aggregate maturity of future minimum payments on long-term debt is as follows (in thousands):

         Year Ended December 31,
         -----------------------
         2003                              $1,985
         2004                               1,874
         2005                               1,409
         2006                               1,400
         2007                               1,289
                                           ------
         TOTAL                             $7,957
                                           ======

NOTE 11.  REVOLVING  LINE  OF  CREDIT

On October 15, 2002, the Company and Wells Fargo Bank entered into an amendment to the line of credit that reduced the interest rate and fee structure, modified existing financial covenants, reduced the periodic reporting requirements, reduced the maximum amount available from $8,000,000 to $6,000,000 and extended the maturity date to June 15, 2004. The amended line of credit is collateralized by the Company's accounts receivable and is cross-collateralized with the Company's term loan. Monthly interest only payments are required and based on a pricing grid, under which the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate ("LIBOR") plus an applicable spread. At December 31, 2002, the applicable interest rate on the outstanding balance was 4.4%. The credit agreement contains certain financial covenants that the Company must adhere to quarterly, including a maximum leverage ratio, a minimum current ratio and a debt service coverage ratio.

At December 31, 2002 and 2001, the outstanding balance on the revolving line of credit was $603,000 and $5,000,000, respectively. At December 31, 2002 and 2001, the availability under the line of credit was $4,247,000 and $1,850,000, respectively, with $1,150,000 of line of credit availability restricted for the outstanding letter of credit utilized as financial assurance for the Company's Sheffield, Illinois Non-Operating facility. The Company has continued to borrow and repay according to business demands and availability of cash.

NOTE 12.  OPERATING  LEASES

On August 3, 2000, the Company entered into a $2,000,000 equipment sale and leaseback transaction. The Company sold various Company-owned equipment and rolling stock to a third party lessor. The Company received $2,000,000 in proceeds from the asset sale and entered into an operating lease for the use of the equipment beginning August 8, 2000 with monthly payments through September 8, 2006 and no security deposit. The lease allows for the early buyout of the equipment at a fixed price after 60 months. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.

The Company realized a $1,098,000 gain on the sale of the equipment that will be amortized over the life of the lease. The gain will be recognized proportionate to the gross rental charged over the 66-month lease life. Proceeds from this sale of assets were used to fund expansion of the El Centro facility and other general business obligations. In November 2001, with the sale of the principal assets of the Company's Nuclear Equipment Service Center, the Company repaid a pro-rata portion of the lease. At December 31, 2002 and 2001, the unamortized balance included in accrued liabilities was $497,000 and $658,000, respectively.

Other lease agreements primarily cover office equipment and office space. Future minimum lease payments as of December 31, 2002 were as follows ($ in thousands):

                                 Minimum Lease Payment
         2003                    $                 645
         2004                                      648
         2005                                      599
         2006                                      213
         2007                                       79
                                 ---------------------
         Total Minimum Payments  $               2,184
                                 =====================

Rental expense from continuing operations amounted to $461,000, $983,000 and $769,000 during 2002, 2001 and 2000, respectively.

NOTE 13.  PREFERRED  STOCK

In November 1996, the Company issued 3,000,000 Series E Warrants to purchase common stock at $1.50 per share in a private offering to four of its directors to fulfill a prior banking requirement. On March 29, 2002, a Series E warrant holder serving on the Board of Directors exercised 650,000 Series E warrants. At December 31, 2002, there were 2,350,000 Series E warrants outstanding, which expire July 1, 2003.

In September 1995, the Board of Directors authorized the issuance of 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock (Series D Preferred Stock), which were sold in a private offering to a group of members or past members of the Board of Directors for $4,759,000. At December 31, 2002, each of the 100,001 currently outstanding shares of Series D Preferred Stock were convertible at any time at the option of the holder into 17.09 shares of the Company's common stock, equivalent to a conversion price of $3.71 per share due to dilution by subsequent sales of common stock.

Dividends on the Series D Preferred Stock are cumulative from the date of issuance and payable quarterly, although since payment of dividends is prohibited by the current bank credit facility, dividends in arrears are due for January 1, 1999 through December 31, 2002. Accrued dividends as of December 31, 2002 totaled $1,591,000 and are included in other long-term liabilities.

On January 14, 2003, the Company extended an offer to the holders of the Company's Series D Preferred Stock to repurchase their stock for the original sales price of $47.50 a share plus accrued but unpaid dividends. Repurchase was subject to approval of the Company's Board of Directors and Wells Fargo Bank, and required a minimum of 67% of the Series D Preferred Stock to be tendered by the stockholders. The offer was accepted by all Series D holders and will expire if the Company does not repurchase offered shares prior to July 31, 2003. While Wells Fargo Bank has not waived the prohibition on the payment of dividends, it has agreed to consider waiving the prohibition with respect to the repurchase of the Series D Preferred Stock and payment of accrued dividends. Should Wells Fargo Bank allow the Company to repurchase the stock, approximately $6,500,000 of cash would be required in order to effect the transaction.

NOTE 14.  STOCK  OPTION  PLANS

The Company presently maintains two stock option plans. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No options may have a term longer than ten years.

In 1992, the Company adopted the two plans as the 1992 Stock Option Plan for Employees and the 1992 Stock Option Plan for Directors. On May 13, 1999, 500,000 shares were added to the Employee's Plan of 1992 for a total of 1,300,000 shares authorized. Options under the employee plan are designated as incentive or non-qualified in nature at the discretion of the Compensation Committee, and only employees will receive options under the 1992 Stock Option Plan for Employees. On May 24, 2001, 350,000 shares were added to the Directors Plan of 1992 for a total of 1,000,000 shares authorized. Both plans provide for cancelled options to be returned to the plan for re-issue.

The stock option plan summary and changes during years ended December 31 are as follows:

                                                 2002             2001             2000
                                            ---------------  ---------------  ---------------
Options outstanding, beginning of year           1,128,650        1,448,898        1,326,572
Granted                                            147,500          100,000          135,926
Exercised                                         (108,500)         (59,000)         (13,600)


Canceled                                          (414,500)        (361,248)              --
                                            ---------------  ---------------  ---------------
Options outstanding, end of year                   753,150        1,128,650        1,448,898
                                            ===============  ===============  ===============

Price range per share of
       outstanding options                  $1.00 - $10.13   $1.00 - $14.75   $1.00 - $14.75

Price range per share of options exercised  $ 1.25 - $3.00   $ 1.25 - $2.00   $ 1.25 - $2.00

Price range per share of options canceled   $1.06 - $14.74   $ 1.25 - $5.00   $           --

Options exercisable at end of year                 753,150        1,020,700        1,448,898
                                            ===============  ===============  ===============

Options available for future grant at end
of year                                          1,202,850        1,453,350          630,002
                                            ===============  ===============  ===============

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2002:

                        Weighted
                         average                       Weighted                     Weighted a
                        remaining                       average                       verage
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
1.00 - $1.47                     6.0      152,500  $          1.32      152,500  $          1.32
1.60 - $2.25                     6.8      154,500  $          1.96      154,500  $          1.96
2.42 - $3.50                     7.2      155,500  $          2.93      155,500  $          2.93
3.75 - $5.00                     5.7      217,500  $          4.00      217,500  $          4.00
10.13                            1.1       73,150  $         10.13       73,150  $         10.13
                                       -----------                   -----------
                                           753,150                       753,150
                                       ===========                   ===========

As of December 31, 2002, the 1992 Stock Option Plan for Employees had options outstanding for 218,150 shares with 842,150 shares remaining available, and under the 1992 Stock Option Plan for Directors, options were outstanding for 535,000 shares with 360,700 shares remaining available.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

                                                    2002         2001       2000
                                                 -----------  ----------  ---------
Expected volatility                               49% - 102%         51%       116%
Risk-free interest rates                               4.75%        5.7%      5.01%
Expected lives                                     10 YEARS    10 years    3 years
Dividend yield                                            0%          0%         0%
Weighted-average fair value of options granted
   during the year (Black-Scholes)               $     1.92   $    1.11   $   2.23

On February 11, 2003, the Company offered a significant number of options to four key employees at the following prices:

Exercise Price of Option   Number of Options Issued
-------------------------  ------------------------
         3.00                       270,329
         4.50                       315,384
         6.50                       173,011

NOTE 15.  EMPLOYEE'S  BENEFIT  PLANS

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

The Company contributions for the Plan in 2002, 2001 and 2000 were $522,000, $209,000 and $176,000, respectively. The contributions for 2002 included
$294,000 paid as part of the union settlement at the discontinued Oak Ridge operations.

NOTE 16.  INCOME  TAXES

The components of the income tax provision (benefit) were as follows (in thousands):

                                            Year Ended December 31,
                                              2002    2001    2000
                                            --------  -----  ------
Current  - State                            $  (221)  $ 186  $ (12)
Deferred - Federal                          (8,284)     --     --
                                            --------  -----  ------

                                            $(8,505)  $ 186  $ (12)
                                            ========  =====  ======

The following table reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:

                                                        Year Ended December 31,
                                                          2002   2001   2000
                                                         ------  -----  -----
Income tax statutory rate                                   34%    34%    34%
Reversal of valuation allowance for deferred tax assets   (109)    --     --
Timing differences between book and tax basis              (34)   (34)   (21)
State income tax and loss carry forward                     (3)    17    (12)
Other, net                                                  --     --     (1)
                                                         ------  -----  -----
                Total effective tax rate                 (112)%    17%    --%
                                                         ======  =====  =====

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows (in thousands):

                                                                     2002       2001
                                                                   ---------  ---------
CURRENT
-------
Assets:
    Net operating loss carry forward                               $  2,470   $     --
    Accruals, allowances and other                                    1,362         --
                                                                   ---------  ---------
  Total gross deferred tax assets - current portion                   3,832         --
    Less valuation allowance                                         (1,087)        --
                                                                   ---------  ---------
  Net deferred tax asset - current portion                            2,745         --
                                                                   ---------  ---------


                                                                      2002       2001
                                                                   ---------  ---------
NON-CURRENT
-----------
Assets:
    Environmental compliance and other site related costs,
    principally due to accruals for financial reporting purposes   $  4,054   $  5,128
    Depreciation and amortization                                     1,236      2,948
    Net operating loss carry forward                                  8,852     11,137
    Accruals, allowances and other                                    2,543        477
                                                                   ---------  ---------
  Total gross deferred tax assets - non-current portion              16,685     19,690
    Less valuation allowance                                        (10,777)   (19,321)
                                                                   ---------  ---------
Liability:
    Capitalized interest                                               (369)      (369)
                                                                   ---------  ---------
  Net deferred tax assets - non-current portion                    $  5,539   $     --
                                                                   =========  =========

The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. During 2002, the Company reevaluated the deferred tax asset valuation allowance and determined it was "more likely than not" that a portion of the deferred tax asset would be realizable. Consequently, the Company decreased the portion of the valuation allowance related to its operating facilities.

The Company's net operating loss carry forward of approximately $30,699,000 at December 31, 2002, begins to expire in the year 2006. Of this carry forward, $2,605,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carry forward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $904,000 in 2007, and $908,000 in 2008. The remaining unrestricted net operating loss carry forward expires $976,000 in 2010, $8,657,000 in 2011, $7,828,000 in 2012,
$6,927,000  in  2018,  $3,208,000  in  2019,  and  $498,000  in  2020.

In 1996, the Company filed an amended federal income tax return claiming a refund of approximately $740,000. In September 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce Company net operating loss carry forwards. In November 1999, the Company protested this denial. The Company tentatively settled this claim in 2000;
however the settlement was rejected by the Congressional Joint Committee on Taxation pending US Supreme Court consideration of a germane issue. This issue was later resolved in favor of the Company's position. On December 4, 2002, the IRS approved a settlement to pay the Company $605,000 plus interest and confirmed the Company's net operating loss carry forward after 1995. Payment is pending.

NOTE 17.  COMMITMENTS  AND  CONTINGENCIES

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

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan. The Plan provides for selected participants to receive bonuses tied to pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income is in excess of $12,000,000.

On February 11, 2003, the Company offered employment agreements to four key employees. The agreements expire December 31, 2004 and 2005 and provide for aggregate minimum annual salaries of $639,000.

LITIGATION
MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff seeks unspecified damages for infringement, treble damages, interest, costs and attorney fees. In August 2001, the trial court disqualified the Company's original counsel based on failure to identify a conflict. The Company engaged new counsel and obtained a fee disgorgement and settlement of $155,000 from the previous counsel on July 3, 2002. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Previous to the court's denial of reconsideration, Manchak filed an appeal. The Company does not believe it infringed any Manchak patent, will continue to vigorously defend the case, and has filed a claim to recover attorney fees and costs.

ENTERGY  ARKANSAS,  INC.,  ET AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact (CIC). CIC member states are Nebraska, Kansas, Oklahoma, Arkansas, and Louisiana. The action seeks declaratory relief and damages for bad faith in the State of Nebraska's processing and ultimate denial of US Ecology's application to site, develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology is the CIC's contractor and developer. The CIC was originally named as a defendant and subsequently realigned as a plaintiff. US Ecology intervened as a plaintiff.

The CIC sought to recover contributions made by the utilities and US Ecology to the CIC for pre-licensing project costs in the approximate amounts of $95 million and $6.2 million, respectively, and removal of the State of Nebraska from the licensing process. The Eighth Circuit Court of Appeals subsequently dismissed the utilities' and US Ecology's independent claims against Nebraska for breach of the good faith provision of the Compact, and for denial of due process based on sovereign immunity. The utilities and US Ecology subsequently filed cross claims against the CIC for breach of contract and the imposition of a constructive trust.

In June 2002, a 42 day bench trial began. On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals. It is expected that the case will be argued in the fall of 2003 with a decision around the end of 2003. Among the issues raised by the State on appeal are the trial court's failure to grant the State a jury trial and its failure to dismiss the CIC's claim on sovereign immunity grounds. If the Eighth Circuit affirms the trial court's decision, Nebraska may seek review by the US Supreme Court. Management believes the Company is entitled to any money that the CIC recovers based on US Ecology contributions. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, the Company's subsidiary, US Ecology, Inc., sued the State of California, its Governor, Gray Davis, and the Director of its Department of Health Services (DHS) and other State entities ("the State") for monetary damages exceeding $162 million. The suit stems from the State's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. Laws on the books since the 1980s require the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. In keeping with these laws, US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the DHS that it continues to hold and entered a ground lease.

The State successfully defended the license against court challenges and, until Governor Davis took office, actively pursued conveyance of the site from the federal government as required by law and its contractual obligations to US Ecology. In September 2000, the Superior Court granted California's motion to dismiss all causes of action. The Company appealed this decision to the California Court of Appeal Fourth Appellate District in November 2000. In September 2001, the Appellate Court upheld the trial court's decision in part and denied it in part, remanding the case for trial based on the Company's promissory estoppel claim. In December 2001, the California Supreme Court denied review. Counsel for the Company filed a peremptory writ seeking appointment of a new trial court judge to hear the case, which was granted. On November 20, 2002, the Superior Court denied the State's motions for summary judgment as well as a protective order seeking to prevent production of certain documents and deposition of persons most knowledgeable in the Governor's office involved in the Ward Valley project. A settlement conference was held without result on December 9, 2002. Discovery is complete and the trial is scheduled to begin on February 24, 2003. The Company intends to continue prosecuting this claim vigorously; however, no assurance can be given that the Company will recover any damages.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL., CAUSE NO. 2000-092, 4TH JUDICIAL DISTRICT COURT, RUSK COUNTY, TEXAS
---

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. On November 27, 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. Counsel for the Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. At a February 6, 2003 hearing, the court took the motion under advisement. If the Company's motion is granted, six plaintiffs will remain. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter, subject to the Company's $250,000 deductible which has been fully accrued.


RESOLVED  LITIGATION
--------------------

DAVID  DUPUY  AND  RICHARD  HAMMOND  V.  AMERICAN ECOLOGY ENVIRONMENTAL SERVICES
--------------------------------------------------------------------------------
CORPORATION,  ET  AL., CAUSE NO. 98-1304-C, 241ST JUDICIAL DISTRICT COURT, SMITH
---------------------
COUNTY, TEXAS

Plaintiffs sought unspecified damages, alleging personal injury as the result of negligence by the Company for failure to warn and protect plaintiffs from alleged hazardous conditions while plaintiffs were performing work at the Winona, Texas facility. The Company's insurance carrier assumed defense costs subject to the Company's $250,000 deductible. In June 2000, the Company's attorneys filed a motion for costs due to lack of diligence by plaintiffs' attorneys in pursuing the case. The court awarded costs in accordance with the motion and plaintiffs paid $4,000. On January 31, 2001, the court granted the Company's summary judgment motion and dismissed the case with prejudice. In May of 2002, this dismissal ruling was sustained on appeal. This matter is now fully resolved.

FEDERAL  RCRA  INVESTIGATION  AT  THE  AMERICAN ECOLOGY RECYCLE CENTER, INC. OAK
--------------------------------------------------------------------------------
RIDGE, TENNESSEE FACILITY
-------------------------

In September 1999, investigators associated with the FBI, US EPA and the Tennessee Valley Authority initiated an investigation and obtained records at the Company's Oak Ridge, Tennessee subsidiary under a search warrant issued by the U.S. District Court, Eastern District of Tennessee. In October 2001, the Company responded to a subpoena for additional records through September 2001. On August 8, 2002, counsel for the Company's wholly-owned subsidiary, American Ecology Recycle Center, Inc., entered a guilty plea in US District Court for the Eastern District of Tennessee to a single felony count of storing hazardous waste without the necessary permit at AERC from 1997 to 2000, and paid a $10,000 fine. The plea agreement recognized the subsidiary's voluntary contributions of $12,500 to the Tennessee Wildlife Resources Agency and $12,500 to the Tennessee Valley Authority Police to support environmental training and enforcement. The matter is now fully resolved.

ZURICH  AMERICAN  INSURANCE  COMPANY V. NATIONAL UNION FIRE INSURANCE COMPANY OF
--------------------------------------------------------------------------------
PITTSBURGH, ET AL INCL. AEC, AEESC, AEMC AND AESC; SUPREME COURT OF STATE OF NEW
-------------------------------------------------
YORK, COUNTY OF NEW YORK; CASE NO. 604662/99

In October 1999, plaintiff Zurich American Insurance Co. (Zurich) filed suit seeking declaratory and other relief against National Union Fire Insurance Company of Pittsburgh (National Union), the Company and subsidiaries AEESC, AESC and AEMC (AEC Defendants) and Doe Insurers 1-50 relating to Zurich's defense coverage in the Virgie Adams matter. In October 2001, the Company received a payment of $250,000 from Zurich finalizing settlement of Zurich's claims. By this settlement, the Company relinquished future rights to seek defense and indemnity from Zurich for the following Adams, Cuba, Dupuy, and GM matters. The
                                         -----  ----  -----      --
Company also agreed to assume defense costs as of April 2001. Settlement with the Mobley entities was reached on February 12, 2002, resolving the matter with Zurich and National Union. On March 15, 2002, the Company received $250,000 from the Mobley Entities based on dismissal of all claims by the Company against National Union and Mobley, and vice versa. This matter is now fully resolved.

GENERAL  MOTORS CORPORATION V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORP., ET
--------------------------------------------------------------------------------
AL., CASE NO. 3-99CV2626-L, U.S. DISTRICT COURT, NORTHERN DISTRICT OF TEXAS.
---

General Motors ("GM") filed suit naming the Company, its subsidiaries, the former owner of the Winona Facility and its associated business entities seeking contribution and indemnity, including reimbursement of defense costs and attorneys' fees, incurred by GM in the Virgie Adams matter and this case. The claims, based on a waste disposal contract between GM and the Winona Facility from 1989 to 1997, were brought on breach of contract, contribution, and common law indemnity grounds. Claims included a demand for reimbursement of a $1,500,000 third party settlement paid by GM plus legal fees. In August 2001, the Court found that the Company owed GM a defense and indemnity under GM's contract with the Winona Facility's former owner. After settling with the Mobley entities, GM made a settlement demand to the Company for $1,400,000 based in part on GM's receipt of $960,000 from the Mobley entities. Without admitting fault or wrongdoing, the Company paid GM $1,040,000 on May 16, 2002 of which $740,000 had not been previously accrued. This matter is now fully resolved.

U.S.  ECOLOGY CORPORATION [SIC] AND OIL, CHEMICAL & ATOMIC WORKERS INTERNATIONAL
--------------------------------------------------------------------------------
UNION,  AFL-CIO, CASES  10-CA-30847  AND  10-CA-31149
----------------

This matter, filed by Oil, Chemical & Atomic Workers International Union, AFL-CIO (the "Union") in March 1998 and amended in May 1998, alleged unfair labor practices. In May 1999, an administrative law judge ("ALJ") ruled against the Company. In May 2000, the National Labor Relations Board (NLRB) affirmed this decision. The Company appealed to the US Sixth Circuit Court of Appeals in May 2000. The Court of Appeals affirmed the NLRB ruling in December 2001. In June 2002, the Company reached settlement with the Union for $1,027,000 for back wages and benefits of which $156,000 had not been previously accrued. This matter is now fully resolved.

US  ECOLOGY,  INC.  V.  DAMES  &  MOORE,  INC.,  CASE NO. CV OC 0101396D, FOURTH
-----------------------------------------------------
JUDICIAL DISTRICT COURT, ADA COUNTY, IDAHO

DAMES  &  MOORE,  INC. V. US ECOLOGY, INC., ET AL., INDEX NO. 602567-01, SUPREME
---------------------------------------------------
COURT OF NEW YORK, NEW YORK COUNTY, NEW YORK

These two cases relate to a project for work performed in 2000-01 and the failure to be paid under a subcontract to Dames & Moore, a wholly-owned subsidiary of URS Corporation and prime contractor to Brookhaven Science Associates, LLC. The project involved removal, decontamination and disposal of above-ground cement ducts at Brookhaven National Laboratory ("BNL") in Upton, New York. In February 2001, subsidiary US Ecology filed a breach of contract suit in Idaho state court seeking (1) damages and reformation of the contract between US Ecology and Dames & Moore; (2) indemnification from Dames & Moore for negligence; and (3) a declaratory judgment declaring the "pay-if-paid" clause in the contract void and unenforceable. Dames & Moore filed a motion to dismiss the Idaho action, and a counter claim in New York state trial court. The New York action alleged, among other things, negligence by US Ecology and certain crane companies providing services at the job site.

On May 3, 2002, the Company entered into a Settlement Agreement with Dames & Moore, Inc.\URS and received cash of $700,000. On March 20, 2002, BNL entered an agreement to pay the Company $86,000. The Idaho suit has been dismissed. Dames & Moore has been requested to dismiss the New York case based on the terms of the Settlement Agreement. If this is not forthcoming, a dismissal motion will be filed.

INTERNAL  REVENUE  SERVICE  DISPUTE
-----------------------------------

In 1996, the Company filed an amended federal income tax return claiming a refund of approximately $740,000. In September 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce Company net operating loss carry forwards. In November 1999, the Company protested this denial. The Company tentatively settled this claim in 2000; however, settlement was rejected by the Congressional Joint Committee on Taxation pending US Supreme Court consideration of a germane issue. This issue was later resolved in favor of the Company's position. On December 4, 2002, the IRS approved a settlement to pay the Company $605,000 plus interest and confirmed the Company's net operating loss carry forward after 1995. Payment is pending.

NOTE 18. RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables for the year ended December 31 consisted of the following (in thousands):

                                              2002      2001
                                            --------  --------
      Accounts receivable - trade           $ 8,049   $11,997
      Unbilled revenue                        2,818     1,825
      Other                                      --        28
                                            --------  --------
                                             10,867    13,850
      Allowance for uncollectible accounts     (407)   (1,176)
                                            --------  --------
                                            $10,460   $12,674
                                            ========  ========

The allowance for doubtful accounts is a provision for un-collectible accounts receivable and unbilled receivables. The allowance, as a general company policy, is increased by a monthly accrual equal to approximately 1 % of sales. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience ($in thousands)

                                                                              Allowance for
      Description                                                           doubtful accounts
      -----------                                                          -------------------
      Balance January 1, 2000                                              $              619
      Plus 2000 provision                                                                 966
      Less accounts written off 2000                                                   (1,017)
                                                                           -------------------
      Balance December 31, 2000                                                           568

      Plus 2001 provision                                                                 338
      Plus allowance acquired in Envirosafe Services of Idaho acquisition                 530
      Less accounts written off 2001                                                     (260)
                                                                           -------------------
      Balance December 31, 2001                                            $            1,176

      Less 2002 benefit                                                                  (301)
      Less allowance for discontinued operations                                         (240)
      Less accounts written off 2002                                                     (228)
                                                                           -------------------
      Balance December 31, 2002                                            $              407
                                                                           ===================

NOTE 19.  ACQUISITIONS,  DIVESTITURES  AND  DISCONTINUED  OPERATIONS

As of December 31, 2002, the components of "Assets Held for Sale or Closure" consisted of certain assets relating to the El Centro municipal waste disposal facility, which the Company sold to a wholly-owned subsidiary of Allied Waste Industries, Inc. on February 13, 2003, and the assets and liabilities relating to the Oak Ridge processing facility and field services operations for which management has implemented a wind down and disposal plan and have been classified as "held for sale or closure". Accordingly, the revenue, costs and expenses and cash flows relating to the El Centro and Oak Ridge facility and field services operations have been excluded from the results from continuing operations and have been reported as "Loss from discontinued operations" and as "Net cash used by discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of December 31, 2002 are as follows (in thousands):

                                      Processing and Field   El Centro Disposal   Total Assets Held for
                                        Services Facility         Facility           Sale or Closure
                                      ---------------------  -------------------  ----------------------
Current assets
--------------
  Current assets                      $               2,599  $               648  $                3,247
  Property & equipment, net                             565                6,910                   7,475
                                      ---------------------  -------------------  ----------------------
                                                      3,164                7,558                  10,722
                                      =====================  ===================  ======================
Non-current assets
------------------
  Property, plant & equipment, net                    1,436                   --                   1,436
  Other                                                  49                   --                      49
                                      ---------------------  -------------------  ----------------------
                                                      1,485                   --                   1,485
                                      =====================  ===================  ======================
Current liabilities
-------------------
  Accounts payable & accruals                         5,416                  108                   5,524
  Current portion long term debt                        112                  570                     682
  Current portion closure/post
    closure obligations                                  --                1,082                   1,082
  Other                                                 601                   76                     677
                                      ---------------------  -------------------  ----------------------
                                                      6,129                1,836                   7,965
                                      =====================  ===================  ======================
Non-current liabilities
-----------------------
  Closure/post closure obligations                    5,478                   --                   5,478
  Long-term debt                                         72                   67                     139
  Other                                                  77                    5                      82
                                      ---------------------  -------------------  ----------------------
                                                      5,627                   72                   5,699
                                      =====================  ===================  ======================

Depreciation and amortization expense relating to assets classified as "Held for Sale or Closure" amounted to $1,202,000, $954,000 and $129,000 during 2002, 2001 and  2000,  respectively.

Operating results for the discontinued operations were as follows for years ending December 31:

                                     Processing and Field    El Centro Disposal    Total Discontinued
                                     Services Operations          Facility             Operations
                                    ----------------------  --------------------  --------------------
2002
----
Revenues, net                       $              17,018   $             2,563   $            19,581
Operating income (loss)                            (3,296)                  507                (2,789)
Net income (loss)                                 (10,930)                  466               (10,464)
Basic earnings (loss) per share                      (.76)                  .03                  (.73)
Diluted earnings (loss) per share                    (.69)                  .03                  (.66)

2001
----
Revenues, net                       $              13,391   $             2,450   $            15,841
Operating income (loss)                            (3,160)                  432                (2,728)
Net income (loss)                                  (2,567)                  378                (2,189)
Basic earnings (loss) per share                      (.19)                  .03                  (.16)
Diluted earnings (loss) per share                    (.17)                  .03                  (.14)

2000
----
Revenues, net                       $              14,506   $               398   $            14,904
Operating income (loss)                              (121)                 (598)                 (719)
Net loss                                             (172)                 (641)                 (813)
Basic loss per share                                 (.01)                 (.05)                 (.06)
Diluted earnings loss per share                      (.01)                 (.04)                 (.05)

El Centro Disposal Facility. During 2002, management initiated a plan to actively market the municipal waste disposal facility located outside Robstown, Texas, and closed a sale transaction on February 13, 2003 for substantially all of the assets held at the facility. For segment reporting purposes, the El Centro municipal waste disposal facility operating results were previously classified as "Operating Disposal Facilities".

Oak Ridge Processing Facility and Field Services. During 2002, the Company offered for sale its Processing Facility and Field Services operations based in Oak Ridge, TN. On December 27, 2002, the Company announced it was ceasing revenue-producing operations at this facility and would no longer be accepting waste. Based upon the amount of waste present at the facility and the preferences of the potential buyers, the Company plans to remove accumulated customer and Company waste as needed, to sell the facility. Removal of accumulated waste is considered necessary by management to maintain a safe and compliant facility, as well as prepare the facility for sale. Disposal of the waste at the facility is expected to be completed by July 2003, and a significant portion is currently being shipped off site for processing and disposal. Upon completion of the removal of material on hand, management intends to resume discussions with potential buyers identified during the fourth quarter of 2002 for the remaining facility components. In connection with the discontinuance of the processing operations and field services, the Company has recorded $7,018,000 in pre-tax charges to cover estimated costs associated with the wind down and asset disposal, which are as follows (in thousands):

ACCRUED COSTS                                AMOUNT
-------------------------------------------  -------
Closure, post closure obligation adjustment  $ 2,038
Impairment of property, plant and equipment    1,593
Impairment of receivables                        360
External waste disposal                        1,227
Payroll and related costs                        778
Facility operating costs                         641
Insurance costs                                  381
                                             -------
                                             $ 7,018
                                             -------

In conjunction with the plan to sell the facility, an updated third party engineering study was performed, which resulted in an additional $2,038,000 estimated liability related to closure and post closure costs. This liability pertains to certain materials located on the premises which were previously received or used in the operation of the business.

The Company has recorded an impairment charge of $1,593,000 on certain buildings, improvements and equipment at the facility. The estimated fair value of the buildings, improvements and equipment was based upon the estimated net realizable value after substantial facility clean-up activities take place. Additionally, certain assets expected to be disassembled and disposed were fully impaired as a result of the wind down and disposal plan. Depreciation on the long-lived assets at the processing facility will cease as the current recorded values, net of the impairment charges, represent the net realizable value.

To prepare the facility for sale or possible closure, the Company will be required to dispose of all waste on site. Management estimates the external disposal cost of these materials will be $1,227,000 and expects these costs to be incurred during 2003.

On December 27, 2002, management informed all employees of the intention to cease operations and specifically identified those employees who would be involved in the wind down operations. Terminated employees were compensated for prior service, provided health coverage through January 31, 2003, and notified of the proposed severance package. Terminated non-union employees were paid severance consistent with Company policy. For employees covered under the collective bargaining agreement, the Company entered into good faith severance negotiations with representatives of the local and international union. The Company has met on two occasions with the union's representatives to negotiate severance, however, no agreement has been reached, despite the Company's best efforts to reach a mutually acceptable separation package. Both sides have amended their original proposals during these negotiations; however, agreement has not been reached. On February 3, 2003 the Company extended another severance package to Union employees, which was not accepted. The declined offer would have resulted in a charge of approximately $168,000 in 2003 to discontinued operations. Currently, the Company is open to additional discussions with the labor union to reach a satisfactory resolution of any severance payment. The outcome of these discussions or negotiations and any severance or benefits associated with the terminations cannot reasonably be estimated at this time and, therefore, no costs relating to these employees have been included in the above charges. However, management believes any such payment will not be material. If agreement is not reached, management expects the union to litigate the matter. Payroll and related costs, facility operating costs and insurance costs noted above are the anticipated costs to be incurred by the Company during the wind down phase.

In accordance with FAS 143, the Company has fully accrued for all estimated closure and post closure obligations related to the Oak Ridge processing facility, which amounted to $5,478,000 at December 31, 2002 (see Note 9). In the event the Company divests of the facility in a sale transaction, the Company may not incur the entire closure, which may result in a gain being realized in future periods.

For business segment reporting purposes, the processing and field services operating results were previously classified as "Processing and Field Services".

On October 11, 2001, the Company sold the primary assets of the Nuclear Equipment Service Center ("NESC") for $800,000. NESC assets with a book value of $418,000 were sold and a gain on sale of property and equipment was recognized for $382,000. NESC was reported under the Company's Processing and Field Services segment and is included in discontinued operations.

On November 11, 2001, the Company sold its brokerage business that collected and transported small amounts of waste for processing and disposal in larger, more economical batches (the "Mid West Brokerage"). Other than a fully depreciated semi-truck and trailer, no tangible property was sold and a gain on sale was recognized for $100,000. Mid West Brokerage was reported under the Company's
Processing and Field Services segment and is included in discontinued operations.

ACQUISITION  OF  ENVIROSAFE  SERVICES  OF  IDAHO,  INC.

On February 1, 2001, the Company, by its wholly-owned subsidiary American Ecology Environmental Services Corporation, a Texas corporation, acquired Envirosafe Services of Idaho, Inc. a Delaware corporation ("ESII"), pursuant to a Stock Purchase Agreement from Envirosource Technologies Inc., a Delaware corporation and Envirosource, Inc., a Delaware corporation, and parent company of Envirosource Technologies Inc. This acquisition was accounted for as a purchase and approved by the board of directors of each company.

Under the terms of the agreement, the Company paid $1,000 in cash for all of the outstanding shares of ESII, a subsidiary of Envirosource Technologies Inc. The Company acquired all of the authorized and issued stock of ESII, thereby obtaining ownership of all ESII assets and liabilities. The principal ESII assets were a RCRA and TSCA permitted hazardous and PCB waste treatment and disposal facility located in southwestern Idaho, and exclusive rights to use a patented hazardous waste treatment process for steel mill electric arc furnace dust within a defined service territory in the western United States.

With the acquisition of ESII, the Company acquired $2,576,000 in cash, $2,188,000 in accounts receivable, $12,417,000 in property and equipment, and $3,935,000 in other assets. The Company also assumed $1,660,000 of accounts payable, an $8,500,000 industrial revenue bond obligation, $10,038,000 of closure/post-closure liabilities, and $917,000 of other accrued liabilities. No goodwill was recorded with this acquisition.

NOTE  20.  REVERSE  AND  FORWARD  STOCK  SPLIT

On June 29, 2001, the Company completed a reverse 1 for 100 stock split with fractional shareholders receiving cash for their fractional interest. The Company purchased and cancelled 60,801 common shares for $148,000 and incurred $28,000 in transaction costs. Later on June 29, 2001 the Company completed a 100 for 1 forward stock split.

The effect of these transactions was to remove approximately 3,000 shareholders who held, on average, 20 shares each and for whom it was prohibitively expensive to trade their shares. The Company, in return, was able to lower reporting costs by removing the 33 percent of shareholders who in total owned less than ..5% of the outstanding common shares.

NOTE  21.  OPERATING  SEGMENTS

The Company operates with two segments, Operating Disposal Facilities, and Non-Operating Disposal Facilities. These segments have been determined by evaluating the Company's internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents Disposal Facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities which are not accepting hazardous and/or radioactive waste or are awaiting approval to open.

As of December 27, 2002, the Company announced it was discontinuing operations at the Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material, but excluded processing performed at the disposal facilities. All prior segment information has been restated in order to present the operations at the Oak
Ridge facility, including the Field Services division, as discontinued operations.

Effective December 31, 2002, the Company classified the El Centro municipal landfill as an asset held for sale due to the expected sale of the facility which occurred on February 13, 2003. All prior segment information has been restated in order to present the operations of the El Centro landfill as discontinued operations.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands $(000).

                                    Operating     Non-Operating     Discontinued
                                     Disposal       Disposal       Processing and
                                    Facilities     Facilities      Field Services    Corporate     Total
2002
----
Revenue                            $    46,494   $          295   $            --   $       --   $ 46,789
Direct operating cost                   23,436            1,787                --           --     25,223
                                   ------------  ---------------  ----------------  -----------  ---------
Gross profit                            23,058           (1,492)               --           --     21,566
S,G&A                                    8,000              103                --        4,528     12,631
                                   ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations           15,058           (1,595)               --       (4,528)     8,935
Investment income                           13               --                --           18         31
Gain (loss) on sale of assets              (20)               4                --            1        (15)
Interest expense                           711               --                --          109        820
Other income (expense)                      78             (389)               --         (231)      (542)
                                   ------------  ---------------  ----------------  -----------  ---------
Income before income tax,
discontinued operations and
cumulative effect                       14,418           (1,980)               --       (4,849)     7,589
Income tax benefit                          --               --                --        8,505      8,505
                                   ------------  ---------------  ----------------  -----------  ---------
Income before discontinued
operations and cumulative effect        14,418           (1,980)               --        3,656     16,094
Gain (loss) from discontinued
operations                                 466               --           (10,930)          --    (10,464)
                                   ------------  ---------------  ----------------  -----------  ---------
Income before cumulative effect         14,884           (1,980)          (10,930)       3,656      5,630
Cumulative effect of change in
accounting principle                    14,983            1,548            (3,390)          --     13,141
                                   ------------  ---------------  ----------------  -----------  ---------
Net income                         $    29,867   $         (432)  $       (14,320)  $    3,656   $ 18,771
                                   ============  ===============  ================  ===========  =========
Depreciation and accretion         $     6,443   $          458   $           518   $      361   $  7,780
Capital Expenditures               $     3,010   $            6   $           300   $       30   $  3,346
Total Assets                       $    44,832   $       27,467   $         4,649   $   10,177   $ 87,125
2001
----
Revenue                            $   $40,088   $           87   $            --   $       --   $ 40,175
Direct operating cost                   21,637            1,141                --           --     22,778
                                   ------------  ---------------  ----------------  -----------  ---------
Gross profit                            18,451           (1,054)               --           --     17,397
S,G&A                                    8,287              556                --        5,431     14,274
                                   ------------  ---------------  ----------------  -----------  ---------
Income from operations                  10,164           (1,610)               --       (5,431)     3,123
Investment income                          188               --                --           58        246


Gain (loss) on sale of assets               (8)              --                --           --         (8)
Interest expense                           746               --                --          265      1,011
Other income (expense)                     450             (286)               --          663        827
                                   ------------  ---------------  ----------------  -----------  ---------
Income before income tax and
discontinued operations effect          10,048           (1,896)               --       (4,975)     3,177
Income tax benefit (expense)                --               --                --         (186)      (186)
                                   ------------  ---------------  ----------------  -----------  ---------
Income before discontinued
operations                              10,048           (1,896)               --       (5,161)     2,991
Gain (loss) from discontinued
operations                                 378               --            (2,567)          --     (2,189)
                                   ------------  ---------------  ----------------  -----------  ---------
Net Income                         $    10,426   $       (1,896)  $        (2,567)  $   (5,161)  $    802
                                   ============  ===============  ================  ===========  =========
Depreciation Expense               $     4,285   $            2   $           684   $       59   $  5,030
Capital Expenditures               $     2,865   $            3   $           557   $       31   $  3,456
Total Assets                       $    43,371   $       27,482   $         9,892   $    6,079   $ 86,824
2000
----
Revenue                            $    27,013   $           41   $            --   $       --   $ 27,054
Direct operating cost                   11,507              916                --           --     12,423
                                   ------------  ---------------  ----------------  -----------  ---------
Gross profit                            15,506             (875)               --           --     14,631
S,G&A                                    4,691             (119)               --        5,812     10,384
                                   ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations           10,815             (756)               --       (5,812)     4,247
Investment income                           53              293                --           89        435
Gain on sale of assets                      11               --                --           --         11
Interest expense                            77               --                --          183        260
Other income                               472               --                --          593      1,065
                                   ------------  ---------------  ----------------  -----------  ---------
Income before income tax and
discontinued operations                 11,274             (463)               --       (5,313)     5,498
Income tax benefit (expense)                --               --                --           12         12
                                   ------------  ---------------  ----------------  -----------  ---------
Income before discontinued
operations                              11,274             (463)               --       (5,301)     5,510
Discontinued operations                   (641)              --              (172)          --       (813)
                                   ------------  ---------------  ----------------  -----------  ---------
Net Income                         $    10,633   $         (463)  $          (172)  $   (5,301)  $  4,697
                                   ============  ===============  ================  ===========  =========
Depreciation Expense               $     1,397   $            2   $           571   $       58   $  2,028
Capital Expenditures               $     5,469   $           --   $           904   $       69   $  6,442
Total Assets                       $    23,119   $       27,442   $         9,034   $    6,155   $ 65,750

NOTE  22.  UNAUDITED  SELECTED  QUARTERLY  FINANCIAL  DATA

The unaudited consolidated quarterly results of operations for 2002 and 2001 have been restated to reflect the cumulative effect of the change in accounting principle as discussed in Notes 2 and 9, and the discontinued operations as discussed in Note 19. ($ in thousands, except per share amounts) were:

                                FIRST QUARTER   SECOND QUARTER     THIRD QUARTER    FOURTH QUARTER
                                   RESTATED         RESTATED         RESTATED          RESTATED
                                2002     2001    2002     2001     2002     2001     2002     2001
                               -------  ------  -------  -------  -------  -------  -------  -------
Revenue                        13,424   9,730   10,605   10,193   11,048    9,776   11,712   10,476

Gross profit                    7,249   5,014    4,764    3,887    4,631    2,711    4,922    5,785

Income (loss) before,
discontinued operations,
cumulative effect and
preferred dividends             2,989   2,289    2,470    1,312    1,987   (1,063)   8,648      453
Discontinued operations          (211)   (807)    (269)    (986)    (921)    (149)  (9,063)    (247)


Cumulative effect              13,141       -        -        -        -        -        -        -
Net income (loss)              15,919   1,482    2,201      326    1,066   (1,212)    (415)     206

EARNINGS PER SHARE - BASIC
Income (loss) before,
discontinued operations,
cumulative effect and
preferred dividends               .22     .16      .16      .09      .12     (.09)     .60      .03
Discontinued operations          (.02)   (.06)    (.02)    (.07)    (.06)    (.01)    (.63)    (.02)
Cumulative effect                 .95       -        -        -        -        -        -        -
Net income (loss)                1.15     .10      .14      .02      .06     (.10)    (.03)     .01

EARNINGS PER SHARE - DILUTED
  Income (loss) before,
discontinued operations,
  cumulative effect and
  preferred dividends             .17     .13      .14      .07      .12     (.09)     .60      .03
Discontinued operations           .02    (.05)    (.02)    (.06)    (.06)    (.01)    (.63)    (.02)
  Cumulative effect               .92       -        -        -        -        -        -        -
  Net income (loss)              1.11     .08      .12      .01      .06     (.10)    (.03)     .01

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

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
               FINANCIAL  DISCLOSURE

On September 16, 2002, American Ecology Corporation's Board of Directors, upon recommendation of the Audit Committee, engaged Moss Adams LLP as independent auditor, replacing Balukoff Lindstrom & Co.

Balukoff Lindstrom & Co.'s reports on American Ecology Corporation's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During American Ecology Corporations's two most recent fiscal years and through the date of Balukoff Lindstrom & Co.'s dismissal, there were no disagreements with Balukoff Lindstrom & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Balukoff Lindstrom & Co's satisfaction, would have caused Balukoff Lindstrom & Co. to make reference to the subject matter in connection with its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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


ITEM  14.   CONTROLS  AND  PROCEDURES

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions in which it has engaged. For the year ending December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect the Company's internal controls.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

          1. Financial statements and reports of Independent Auditors Independent Auditors' Reports
                    Consolidated Balance Sheets - December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended
                         December 31, 2002, 2001 and 2000
                    Consolidated  Statements  of  Shareholders'  Equity  for the
                         years ended December 31, 2002, 2001 and 2000
                    Consolidated  Statements  of  Cash Flows for the years ended
                         December 31, 2002, 2001 and 2000
                    Notes  to  Consolidated  Financial  Statements

          2.   Financial statement schedules
                    Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

          3.   Exhibits

Exhibit                            Description                                    Incorporated by Reference from
  No.                                                                                      Registrant's
-------  --------------------------------------------------------------------  -------------------------------------
    3.1  Restated Certificate of Incorporation, as amended                     1989 Form 10-K
-------  --------------------------------------------------------------------  -------------------------------------
    3.2  Certificate of Amendment to Restated Certificate of Incorporation     Form S-4 dated 12-24-92
         dated June 4, 1992
-------  --------------------------------------------------------------------  -------------------------------------
    3.3  Amended and Restated Bylaws dated February 28, 1995                   1994 Form 10-K
-------  --------------------------------------------------------------------  -------------------------------------
   10.1  Sublease dated February 26, 1976, between the State of Washington,    Form 10 filed 3-8-84
         the United States Dept. of Commerce and Economic Development, and
         Nuclear Engineering Company with Amendments dated January 11,
         1980, and January 14, 1982.
-------  --------------------------------------------------------------------  -------------------------------------
   10.2  Lease Agreement as amended between American Ecology Corporation       2002 Form 10-K
         and the State of Nevada
-------  --------------------------------------------------------------------  -------------------------------------
   10.6  State of Washington Radioactive Materials License issued to US        1986 Form 10-K
         Ecology, Inc. dated January 21, 1987
-------  --------------------------------------------------------------------  -------------------------------------
  10.11  Agreement between the Central Interstate Low-Level Radioactive        2nd Quarter 1988 10-Q
         Waste Compact Commission and US Ecology, Inc. for the
         development of a facility for the disposal of low-level radioactive waste dated January 28, 1988 ("Central Interstate Compact
         Agreement")
-------  --------------------------------------------------------------------  -------------------------------------
  10.12  Amendment to Central Interstate Compact Agreement May 1, 1990         1994 Form 10-K
-------  --------------------------------------------------------------------  -------------------------------------
  10.13  Second Amendment to Central Interstate Compact Agreement dated        1994 Form 10-K
         June 24, 1991


-------  --------------------------------------------------------------------  -------------------------------------
  10.14  Third Amendment to Central Interstate Compact Agreement dated July    1994 Form 10-K
         1, 1994
-------  --------------------------------------------------------------------  -------------------------------------
  10.18  Memorandum of Understanding between American Ecology                  1989 Form 10-K
         Corporation and the State of California dated August 15, 1988
-------  --------------------------------------------------------------------  -------------------------------------
  10.35  Lease Agreement for Corporate Office Space between American           2nd Qtr 2002 Form 10-Q filed 8-14-02
         Ecology Corporation and M&S Prime Properties dated April 18, 2002
-------  --------------------------------------------------------------------  -------------------------------------
  10.49  First Security Bank Master Equipment Lease - Sale Leaseback           3rd Qtr 2000 Form 10-Q filed 11-13-00
-------  --------------------------------------------------------------------  -------------------------------------
 10.50a  First Security Bank Credit Agreement                                  3rd Qtr 2000 Form 10-Q filed 11-13-00
-------  --------------------------------------------------------------------  -------------------------------------
 10.50b  Fourth Amendment to Credit Agreement between American Ecology         Form 8-K filed 10-25-02
         Corporation and Wells Fargo Bank dated October 15, 2002
-------  --------------------------------------------------------------------  -------------------------------------
 10.50c  Term Loan Agreement between American Ecology Corporation and          Form 8-K filed 10-25-02
         Wells Fargo Bank dated October 22, 2002
-------  --------------------------------------------------------------------  -------------------------------------
  10.52  *Amended and Restated American Ecology Corporation 1992 Director      Proxy Statement dated 3-28-01
         Stock Option Plan
-------  --------------------------------------------------------------------  -------------------------------------
  10.53  *Amended and Restated American Ecology Corporation 1992               Proxy Statement dated 4-12-99
         Employee Stock Option Plan
-------  --------------------------------------------------------------------  -------------------------------------
  10.54  *2002 Management Bonus Plan dated July 25, 2002                       3rd Qtr 2002 Form 10-Q filed 11-14-02
-------  --------------------------------------------------------------------  -------------------------------------
  10.55  *Management Incentive Plan Effective January 1, 2003                  2002 Form 10-K
-------  --------------------------------------------------------------------  -------------------------------------
  10.56  *Form of Management Incentive Plan Participation Agreement Dated      2002 Form 10-K
         February 11, 2003
-------  --------------------------------------------------------------------  -------------------------------------
  10.57  *Form of Executive Employment Agreement Dated February 11, 2003       2002 Form 10-K
-------  --------------------------------------------------------------------  -------------------------------------
  10.58  * Form of Stock Option Agreement Dated February 11, 2003              2002 Form 10-K
-------  --------------------------------------------------------------------  -------------------------------------
  10.60  Chase Bank Settlement and Warrant Agreement dated  November 12,       2002 Form 10-K
         1998
-------  --------------------------------------------------------------------  -------------------------------------
  10.61  Series E Preferred Stock and Warrant Agreement dated November 13,     2002 Form 10-K
         1996
-------  --------------------------------------------------------------------  -------------------------------------
  10.62  Series D Cumulative Convertible Preferred Stock Certificate of        2002 Form 10-K
         Designation dated September 1995
-------  --------------------------------------------------------------------  -------------------------------------
  10.70  Form of Royalty Agreement for El Centro Landfill Dated February 13,   Form 8-K filed 2-13-03
         2003
-------  --------------------------------------------------------------------  -------------------------------------
     16  Change of Auditors Letter dated September 18, 2002                    Form 8-K filed 9-19-02
-------  --------------------------------------------------------------------  -------------------------------------
     21  List of Subsidiaries                                                  2002 Form 10-K
-------  --------------------------------------------------------------------  -------------------------------------
   23.1  Consent of Moss Adams LLP
-------  --------------------------------------------------------------------  -------------------------------------
   23.2  Consent of Balukoff, Lindstrom & Co., P.A.
-------  --------------------------------------------------------------------  -------------------------------------
     99  Certifications of December 31, 2002 Form 10-K by Chief Executive
         Officer and Chief Financial Officer dated February 17, 2003
-------  --------------------------------------------------------------------  -------------------------------------

*Management contract or compensatory plan.

     (b)  REPORTS ON FORM 8-K.

     THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 2002:


----------------------------------------------------------------  -----------------------
     Press Release, dated December 27, 2002, entitled "AMERICAN   Form 8-K filed 12-27-02
     ECOLOGY DISCONTINUES RADIOACTIVE WASTE
     PROCESSING BY OAK RIDGE, TENN SUBSIDIARY"
----------------------------------------------------------------  -----------------------
     Press Release, dated October 22, 2002, entitled "AMERICAN    Form 8-K filed 10-25-02
     ECOLOGY COMPLETES INDUSTRIAL REVENUE BOND
     REFINANCING"
----------------------------------------------------------------  -----------------------
     Press Release, dated October 1, 2002, entitled "COURT RULES  Form 8-K filed 10-2-02


     AGAINST NEBRASKA IN RADIOACTIVE WASTE LAWSUIT,
     AMERICAN ECOLOGY TO PURSUE $12.2 MILLION IN
     DAMAGES; NEBRASKA ORDERED TO PAY TOTAL OF $151
     MILLION"
----------------------------------------------------------------  -----------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION

SIGNATURE                                 TITLE                         DATE
------------------------  --------------------------------------  -----------------
/s/ Stephen A.Romano      President, Chief Executive Officer      February 17, 2003
------------------------                                          -----------------
STEPHEN A. ROMANO         Chief Operating Officer, Director

/s/ James R. Baumgardner  Senior Vice President, Chief Financial  February 17, 2003
------------------------                                          -----------------
JAMERS R. BAUMGARDNER     Officer, Treasurer and Secretary

/s/ Michael J. Gilberg    Vice President and Controller           February 17, 2003
------------------------                                          -----------------
MICHAEL J. GILBERG

/s/ Roger P. Hickey       Chairman of the Board of Directors      February 17, 2003
------------------------                                          -----------------
ROGER P. HICKEY

______________________    Director                                February 17, 2003
                                                                  -----------------
DAVID B. ANDERSON

 /s/ Rotchford L. Barker  Director                                February 17, 2003
------------------------                                          -----------------
ROTCHFORD L. BARKER

/s/ Roy C. Eliff          Director                                February 17, 2003
------------------------                                          -----------------
ROY C. ELIFF

/s/ Edward F. Heil        Director                                February 17, 2003
------------------------                                          -----------------
EDWARD F. HEIL

/s/ Paul F. Schutt        Director                                February 17, 2003
------------------------                                          -----------------
PAUL F. SCHUTT

I, Stephen A. Romano, certify that:

1. I have reviewed this annual report on Form 10-K of American Ecology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 17, 2003

/S/ Stephen A. Romano
_______________________

Chief Executive Officer

I, James R. Baumgardner, certify that:

1. I have reviewed this annual report on Form 10-K of American Ecology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 17, 2003

/S/ James R. Baumgardner
________________________

Chief Financial Officer