Form 10-Q
period 2003-03-31
AMERICAN ECOLOGY CORP
filed 2003-05-15
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT
                                     OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR


 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

  For the transition period from                     to
                                  ------------------    --------------------

                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             95-3889638
                 --------                             ----------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)

           Lakepointe Centre I,
        300 E. Mallard, Suite 300
              Boise, Idaho                              83706
        -------------------------                       -----
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

At  May  12,  2003  Registrant  had  outstanding 16,960,901 shares of its Common
Stock.

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 2003


                                TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION

                                                                                            PAGE
Item 1.        Financial Statements

                   Consolidated Balance Sheets
                       (Unaudited)                                                             4

                   Consolidated Statements of Operations
                       (Unaudited)                                                             5

                   Consolidated Statements of Cash Flows
                       (Unaudited)                                                             6

                   Notes to Consolidated Financial Statements                                  7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                     17

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                     24

Item 4.        Controls and Procedures                                                        25


                           PART II. OTHER INFORMATION



Item 1.        Legal Proceedings                                                              25

Item 2.        Changes in Securities and Use of Proceeds                                      27

Item 3.        Defaults Upon Senior Securities                                                27

Item 4.        Submission of Matters to a Vote of Security Holders                            27

Item 5.        Other Information                                                              27

Item 6.        Exhibits and Reports on Form 8-K                                               27

               Signatures                                                                     28

OFFICERS
--------
Stephen  A.  Romano
Chief  Executive  Officer,  President  and  Chief  Operating  Officer

James  R.  Baumgardner
Senior  Vice  President,  Chief  Financial  Officer
Treasurer  and  Secretary

Michael  J.  Gilberg
Vice  President  and  Controller

DIRECTORS
---------
Roger  P.  Hickey,  Chairman
President,  Chicago  Partners

David  B.  Anderson
Principal,  Lochborn  Partners  LLC

Rotchford  L.  Barker
Independent  Businessman

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
www.americanecology.com
-----------------------


COMMON  STOCK
-------------
American Ecology Corporation's common stock trades on the Nasdaq National Market under the symbol ECOL.


FINANCIAL  REPORTS
------------------
A copy of American Ecology Corporation Annual and Quarterly Reports, as filed on Form 10-K and 10-Q with the Securities and Exchange Commission, may be obtained by writing:
Lakepointe  Centre  I
300  E.  Mallard,  Suite  300
Boise,  Idaho  83706
or  at  www.americanecology.com
        -----------------------


TRANSFER  AGENT
---------------
Mellon  Investor  Services  LLC
Overpeck  Centre
85  Challenger  Road
Ridgefield  Park,  New  Jersey  07660
(201)  296-4000
or  at  www.mellon-investor.com
        -----------------------


AUDITOR
-------
Moss  Adams  LLP
1001  Fourth  Avenue,  Suite  2900
Seattle,  WA98154

PART I.   FINANCIAL INFORMATION
-------   ----------------------
ITEM 1.   FINANCIAL STATEMENTS.

                                          AMERICAN ECOLOGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                            MARCH 31, 2003    December 31, 2002
                                                                           ----------------  -------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $         7,134   $              135
  Receivables, net                                                                   7,306               10,460
  Income taxes receivable                                                              742                  740
  Prepayments and other                                                                368                  498
  Deferred income taxes                                                                 --                2,745
  Assets held for sale or closure                                                    3,542               10,722
                                                                           ----------------  -------------------
    Total current assets                                                            19,092               25,300

Cash and investment securities, pledged                                                244                  244
Property and equipment, net                                                         27,488               26,998
Facility development costs                                                           6,478               27,430
Deferred income taxes                                                                8,284                5,539
Other assets                                                                            66                  129
Assets held for sale or closure                                                      2,238                1,485
                                                                           ----------------  -------------------
    Total Assets                                                           $        63,890   $           87,125
                                                                           ================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                        $         1,719   $            1,985
  Accounts payable                                                                   2,568                2,192
  Accrued liabilities                                                                4,461                4,166
  Accrued closure and post closure obligation, current portion                         882                  882
  Income taxes payable                                                                  15                   23
  Current liabilities of assets held for sale or closure                             5,716                7,965
                                                                           ----------------  -------------------
    Total current liabilities                                                       15,361               17,213

Revolving line of credit                                                                --                  603
Long term accrued liabilities                                                          526                2,372
Long term debt                                                                       5,310                5,972
Accrued closure and post closure obligation, excluding current portion               9,485                9,318
Liabilities of assets held for sale or closure, excluding current portion            5,591                5,699
                                                                           ----------------  -------------------
     Total liabilities                                                              36,273               41,177
                                                                           ----------------  -------------------

Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized,
     Designated as follows:
       Series D cumulative convertible preferred stock, $.01 par value,
       0 and 100,001 shares issued and outstanding;                                     --                    1
  Common stock, $.01 par value, 50,000,000 authorized, 16,960,901
    and 14,539,264 shares issued and outstanding                                       170                  145
  Additional paid-in capital                                                        54,665               55,789
  Accumulated deficit                                                              (27,218)              (9,987)
                                                                           ----------------  -------------------
    Total shareholders' equity                                                      27,617               45,948
                                                                           ----------------  -------------------
Total Liabilities and Shareholders' Equity                                 $        63,890   $           87,125
                                                                           ================  ===================

See  notes  to  consolidated  financial  statements.

                                             AMERICAN ECOLOGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                         ($ IN 000'S EXCEPT PER SHARE AMOUNTS)



                                                                                             Three Months Ended
                                                                                     MARCH 31, 2003    March 31, 2002
                                                                                    ----------------  ----------------
                                                                                                         (Restated)
Revenue                                                                             $        10,771   $        13,424
Direct operating costs                                                                        5,984             6,175
                                                                                    ----------------  ----------------

Gross profit                                                                                  4,787             7,249
Selling, general and administrative expenses                                                  4,497             3,541
                                                                                    ----------------  ----------------
Income from operations                                                                          290             3,708

Investment income                                                                                --                11
Interest expense                                                                                121               265
Loss on write off of Ward Valley facility development costs                                  20,951                --
Other income (loss)                                                                              --              (465)
                                                                                    ----------------  ----------------

Income (loss) before income tax, discontinued operations and cumulative effect of
change in accounting principal                                                              (20,782)            2,989
Income tax expense (benefit)                                                                     (8)               --
                                                                                    ----------------  ----------------

Income (loss) before discontinued operations and cumulative effect of change in
accounting principal                                                                        (20,774)            2,989
Gain from discontinued operations - El Centro Landfill                                        4,944               190
(Loss) from discontinued operations - Oak Ridge LLRW Facility                                (1,337)             (401)
                                                                                    ----------------  ----------------

Income (loss) before cumulative effect of change in accounting principal                    (17,167)            2,778
Cumulative effect of accounting change                                                           --            13,141
                                                                                    ----------------  ----------------

Net income (loss)                                                                           (17,167)           15,919
Preferred stock dividends                                                                        64                98
                                                                                    ----------------  ----------------

Net income (loss) available to common shareholders                                  $       (17,231)  $        15,821
                                                                                    ================  ================

Basic (loss) earnings from continuing operations                                              (1.34)              .22
Basic (loss) earnings from discontinued operations                                              .23              (.02)
Basic earnings from cumulative effect of accounting change                                       --               .95
                                                                                    ----------------  ----------------
Basic (loss) earnings per share                                                     $         (1.11)  $          1.15
                                                                                    ================  ================

Diluted (loss) earnings from continuing operations                                            (1.34)              .21
Diluted (loss) earnings from discontinued operations                                            .23              (.02)
Diluted earnings from cumulative effect of accounting change                                     --               .92
                                                                                    ----------------  ----------------
Diluted (loss) earnings per share                                                   $         (1.11)  $          1.11
                                                                                    ================  ================

Dividends paid per common share                                                     $            --   $            --
                                                                                    ================  ================

See notes to consolidated financial statements.

                                 AMERICAN ECOLOGY CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED, $ IN 000'S)


                                                                Three Months Ended March 31,
                                                           ----------------------------------
                                                                  2003              2002
                                                           ------------------  --------------
Cash flows from operating activities:                                              (Restated)
  Net income (loss)                                        $         (17,167)  $      15,919
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, amortization, and accretion                            1,707           1,420
  (Income) loss from discontinued operations                          (3,607)            211
  Cumulative effect of change in accounting principle                     --         (13,141)
  Write off of Ward Valley project                                    20,951              --
Changes in assets and liabilities:
  Receivables                                                          3,211           1,392
  Other assets                                                           131              19
  Closure and post closure obligation                                   (204)           (637)
  Income taxes payable                                                   (10)            285
  Accounts payable and accrued liabilities                               875          (5,888)
                                                           ------------------  --------------
    Net cash provided by (used in) operating activities                5,887            (420)

Cash flows from investing activities:
  Capital expenditures                                                (2,277)           (984)
                                                           ------------------  --------------
    Net cash used by investing activities                             (2,277)           (984)

Cash flows from financing activities:
  Payments of indebtedness                                            (1,531)           (830)
  Retirement of series D preferred stock                              (6,406)             --
  Stock options exercised                                              3,650             975
                                                           ------------------  --------------
    Net cash provided by (used in) financing activities               (4,287)            145
                                                           ------------------  --------------

Decrease in cash and cash equivalents                                   (677)         (1,259)
Net cash provided by (used in) discontinued operations                 7,676          (1,248)
Cash and cash equivalents at beginning of period                         135           4,217
                                                           ------------------  --------------
Cash and cash equivalents at end of period                 $           7,134   $       1,710
                                                           ==================  ==============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                 $             121   $         288
  Income taxes paid                                                        2               5
Non-cash investing and financing activities:
  Stock issuance-director's compensation                                  12              --
  Preferred stock dividends accrued                                       --              98
  Transfer of prepaid assets to settle closure liability                  --             462

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation, none of which affect previously recorded net income.

NOTE 2.   EARNINGS PER SHARE

Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding during the quarter. Diluted earnings per share reflect the assumed issuance of common shares for outstanding options and conversion of warrants. The computation of diluted earnings per share does not assume exercise or conversion of securities whose exercise price is greater than the average common share market price as the assumed conversion of these securities would increase earnings per share. The computation of diluted loss per share does not assume exercise or conversion of any securities as the assumed conversion of securities would decrease loss per share.

                                                                             THREE MONTHS ENDED MARCH 31
            ($in thousands except per share amounts)                                2003              2002
                                                                         ----------------  ----------------
                                                                                                 (Restated)
Income (loss) before discontinued operations and cumulative
       effect of accounting change                                       $       (20,774)  $         2,989
Income (loss) from operations of discontinued segments                             3,607              (211)
Cumulative effect of accounting change                                                --            13,141
                                                                         ----------------  ----------------
Net income (loss)                                                                (17,167)           15,919
Preferred stock dividends                                                             64                98
                                                                         ----------------  ----------------
Net income (loss) available to common shareholders                       $       (17,231)  $        15,821
                                                                         ================  ================

Weighted average shares outstanding-
  Common shares                                                                   15,476            13,781
 Effect of dilutive shares
  Series E Warrants                                                                   --               250
  Chase Bank Warrants                                                                 --               144
  Stock Options                                                                       --                84
                                                                         ----------------  ----------------

 Average shares                                                                   15,476            14,259
                                                                         ================  ================

Basic earnings (loss) per share from continuing operations               $         (1.34)  $           .22
Basic earnings (loss) per share from discontinued operations                         .23              (.02)
Basic earnings per share from cumulative effect of accounting change                  --               .95
                                                                         ----------------  ----------------
Basic earnings (loss) per share                                          $         (1.11)  $          1.15
                                                                         ================  ================

Diluted earnings (loss) per share from continuing operations             $         (1.34)  $           .21
Diluted earnings (loss) per share from discontinued operations                       .23              (.02)
Diluted earnings per share from cumulative effect of accounting change                --               .92
                                                                         ----------------  ----------------
Diluted earnings (loss) per share                                        $         (1.11)  $          1.11
                                                                         ================  ================

NOTE 3.   EQUITY

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock") that were retired in 1998. The Series E Preferred Stock carried warrants to purchase 3,000,000 shares of common stock with a $1.50 per share exercise price.

In February 2003, three Series E warrant holders exercised the remaining 2,350,000 Series E warrants with an exercise price of $1.50 per share. Consequently, the Company issued 2,350,000 shares of common stock and received $3,525,000 in cash. At March 31, 2003 there were no Series E warrants outstanding.

In September 1995, the Board of Directors authorized the issuance of 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock (Series D Preferred Stock), which were sold in a private offering to a group of present and past members of the Board of Directors. Each of the remaining 100,001 shares of Series D Preferred Stock was convertible at any time at the option of the holder into 17.09 shares of the Company's common stock, equivalent to a conversion price of $3.71 per share due to dilution by subsequent sales of common stock.

On January 14, 2003, the Company extended an offer to all holders of Series D Preferred Stock to repurchase their stock for the original sales price of $47.50 a share plus accrued but unpaid dividends. Repurchase was subject to approval of the Company's Board of Directors and primary bank, Wells Fargo Bank, and required a minimum of 67% of the Series D Preferred Stock to be tendered by the Series D Preferred Stockholders. The offer was accepted by all Series D holders and approved by the Company's Board of Directors and Wells Fargo Bank.

On February 28, 2003, the Company repurchased the remaining 100,001 shares of Series D Preferred Stock for the original sales price of $47.50 a share plus accrued but unpaid dividends of $16.56 a share. A total of $6,406,000 was paid.

NOTE 4.   OPERATING SEGMENTS

The Company operates with two segments, Operating Disposal Facilities, and Non-Operating Disposal Facilities, based on its internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities that are not accepting hazardous and/or radioactive waste or are awaiting approval to open.

On December 27, 2002, the Company committed to discontinue commercial operations within its Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material, but excluded processing performed at the disposal facilities. All prior segment information has been restated in order to present the operations at the Oak Ridge facility, including the Field Services division, as discontinued operations.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table ($ in thousands).

                                               Operating    Non-Operating     Discontinued
                                               Disposal       Disposal       Processing and
                                              Facilities     Facilities      Field Services    Corporate     Total
THREE MONTHS ENDED MARCH 31, 2003
---------------------------------
Revenue                                       $    10,767  $            4   $            --   $       --   $ 10,771
Direct operating cost                               5,882             102                --           --      5,984
                                              -----------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                                 4,885             (98)               --           --      4,787
S,G&A                                               1,826           1,517                --        1,154      4,497
                                              -----------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                       3,059          (1,615)               --       (1,154)       290
Interest expense                                       44              --                --           77        121
Write off of Ward Valley facility                      --          20,951                --           --     20,951
                                              -----------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                         3,015         (22,566)               --       (1,231)   (20,782)
Income tax expense (benefit)                           --              --                --           (8)        (8)
Discontinued operations                             4,944              --            (1,337)          --      3,607
                                              -----------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                   7,959         (22,566)           (1,337)      (1,223)   (17,167)
                                              ===========  ===============  ================  ===========  =========
Depreciation Expense                          $     1,802  $            1   $            --   $       11   $  1,814
Capital Expenditures                          $     2,614  $           23   $           473   $       --   $  3,110
Total Assets                                  $    36,230  $        6,519   $         4,231   $   16,910   $ 63,890

THREE MONTHS ENDED MARCH 31, 2002 (RESTATED)
--------------------------------------------
Revenue                                       $    13,357  $           67   $            --   $       --   $ 13,424
Direct operating cost                               5,872             303                --           --      6,175
                                              -----------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                                 7,485            (236)               --           --      7,249
S,G&A                                               2,654              80                --          807      3,541
                                              -----------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                       4,831            (316)               --         (807)     3,708
Investment income                                       8              --                --            3         11
Interest expense                                      218              --                --           47        265
Other income (expense)                                 25            (490)               --           --       (465)
                                              -----------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations and cumulative effect of
change in accounting principle                      4,646            (806)               --         (851)     2,989
Discontinued operations                               190              --              (401)          --       (211)
Cumulative effect of change in
accounting principle                          $    14,983  $        1,548   $        (3,390)  $       --   $ 13,141
                                              -----------  ---------------  ----------------  -----------  ---------
Net Income (loss)                             $    19,819  $          742   $        (3,791)  $     (851)  $ 15,919
                                              ===========  ===============  ================  ===========  =========
Depreciation Expense                          $     1,695  $            1   $           143   $       18   $  1,857
Capital Expenditures                          $       993  $           --   $            12   $       --   $  1,005
Total Assets                                  $    47,148  $       27,484   $        11,315   $    3,826   $ 89,773


NOTE  5.  STOCK  OPTION  PLANS

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the quarters ended March 31, 2003 and 2002:

                                                                             2003       2002
                                                                           ---------  --------
Net income (loss), as reported                                             $(17,167)  $15,919
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects       (509)      (72)
                                                                           ---------  --------
Pro forma net income (loss)                                                $(17,676)  $15,847
                                                                           =========  ========

EARNINGS (LOSS) PER SHARE:
   Basic - as reported                                                     $  (1.11)  $  1.15
                                                                           =========  ========
   Basic - pro forma                                                       $  (1.14)  $  1.15
                                                                           =========  ========
   Diluted - as reported                                                   $  (1.11)  $  1.11
                                                                           =========  ========
   Diluted - pro forma                                                     $  (1.14)  $  1.11
                                                                           =========  ========

The stock option plan summary and changes during quarters ended March 31 are as follows:

                                                                     2003         2002
                                                                  -----------  -----------
Options outstanding, beginning of quarter                            753,150    1,128,650
Granted                                                              758,724       80,000
Exercised                                                            (67,500)          --
Canceled                                                              (9,500)    (262,000)
                                                                  -----------  -----------
Options outstanding, end of quarter                                1,434,874      946,650
                                                                  ===========  ===========

Weighted average exercise price of options, beginning of quarter  $     3.42   $     2.90
Weighted average exercise price of options granted                $     4.42   $     2.68
Weighted average exercise price of options exercised              $     1.68           --
Weighted average exercise price of options canceled               $     3.12   $     1.06
Weighted average exercise price of options, end of quarter        $     4.03   $     3.39

Options exercisable at end of quarter                                865,831      844,150
                                                                  ===========  ===========

Options available for future grant at end of quarter                 453,626    1,117,850
                                                                  ===========  ===========

The following table summarizes information about the stock options outstanding under the Company's option plans as of March 31, 2003:

                        Weighted
                         average                       Weighted                             Weighted
                        remaining                       average                              average
Range of exercise   contractual life     Number     exercise price                       exercise price
price per share          (years)       outstanding     per share     Number exercisable     per share
------------------  -----------------  -----------  ---------------  ------------------  ---------------
1.00 - $1.47                     4.3      119,500  $          1.33             119,500  $          1.33
1.60 - $2.25                     6.8      129,000  $          1.98             129,000  $          1.98
2.42 - $3.50                     7.2      407,329  $          2.98             204,582  $          2.96
3.75 - $5.00                     8.1      532,884  $          4.30             296,346  $          4.14
6.50                             9.9      173,011  $          6.50              43,253  $          6.50
10.13                            0.9       73,150  $         10.13              73,150  $         10.13
                                       -----------                   ------------------
                                         1,434,874                              865,831
                                       ===========                   ==================

As of March 31, 2003, the 1992 Stock Option Plan for Employees had options outstanding to purchase 949,874 common shares with 92,926 shares remaining available for issuance under option grants. The 1992 Stock Option Plan for Directors had options outstanding to purchase 485,000 common shares with 360,700 shares remaining available for issuance under option grants.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarter ended March 31:

                                                   2003        2002
                                                 ----------  ----------
Expected volatility                                    105%         49%
Risk-free interest rates                              4.25%       4.75%
Expected lives                                    10 YEARS    10 years
Dividend yield                                           0%          0%
Weighted-average fair value of options granted
during the quarter (Black-Scholes)               $    2.68   $    0.90


NOTE 6.   INCOME TAXES

Income tax expense differs from that calculated using applicable income tax rates to pretax income due primarily to the presence of net operating loss carryforwards and a valuation allowance.

At March 31, 2003, the Company has approximately $25,000,000 of deferred tax assets and a corresponding valuation allowance which reduces the net deferred tax asset to $8,284,000. $8,284,000 represents the expected utilization of deferred tax assets in the foreseeable future.

On March 26, 2003, the Company wrote off $20,951,000 in Ward Valley development costs and therefore does not expect to realize previously estimated taxable income in 2003. Management expects the $8,284,000 of deferred tax asset is expected to be realized in the years subsequent to 2003, and therefore classified the total net deferred tax asset as a long term asset on the balance sheet.

NOTE 7.  LITIGATION

Significant developments have occurred on the following legal matters since December 31, 2002:

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO

In May 2000, the Company's subsidiary, US Ecology, Inc., sued the State of California, its Governor, Gray Davis, and the Director of its Department of Health Services (DHS) and other State entities ("the State") for monetary damages exceeding $162 million. The suit stems from the State's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. California law requires the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the DHS and entered a ground lease.

The State successfully defended the license against court challenges and, until Governor Davis took office, actively pursued conveyance of the site from the federal government. In September 2000, the Superior Court granted California's motion to dismiss all causes of action, which the Company appealed. In September 2001, the California Court of Appeal Fourth Appellate District Appellate Court upheld the trial court's decision in part and denied it in part, remanding the case for trial based on the Company's promissory estoppel claim. The case was tried in Superior Court for the County of San Diego in February and March 2003.

On March 26, 2003, Superior Court Judge E. Mac Amos, Jr. issued a Statement of Decision finding that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The unclean hands finding was based on actions the Court concluded had created obstacles to an agreement between the federal government and the State to convey the Ward Valley property to the State. The Court also found, however, that certain elements of the Company's promissory estoppel claim had been established. Specifically, the Court ruled that the State made a clear and unambiguous promise to US Ecology in 1988 to use its best efforts to acquire the Ward Valley site, that the State subsequently abandoned this promise during Governor Davis' administration, and that the Company's reliance on the State's promise was reasonable and forseable. However, the Court found that the State's breach of its best efforts promise was not a substantial factor in causing damages to US Ecology since the federal government had continued to resist the land transfer.

On May 2, 2003, the Company filed a Motion to Vacate with the trial court based on advice of counsel that the March 26 decision had misapplied the facts of the case to the law with respect to both the adverse causation and unclean hands findings. The Company will await a ruling on this motion before determining whether or not to pursue an appeal to the California Fourth Appellate District Court.

Based on the trial court's decision, management is no longer certain the Company's investment in the Ward Valley project can be recovered. As a result, the Company has written off the $20,951,000 deferred site development asset previously reflected on its balance sheet.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
-------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff seeks unspecified damages for infringement, treble damages, interest, costs and attorney fees. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Manchak appealed, however, plaintiff appears to have failed to timely file an appellant's brief and the Company moved to dismiss the appeal. The Company's motion to dismiss is pending. In January 2003, the Company filed a motion to recover legal fees and expenses. This motion was denied, which the Company is considering appealing. The Company does not believe it infringed any Manchak patent and will continue to vigorously defend the case.

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

On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The $6.2 million contribution in included within the balance sheet as capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals. It is currently expected that the case will be argued in the fall of 2003 with an appeals court decision around the end of 2003. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK  COUNTY,  TEXAS

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. The Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003 the court granted this motion and dismissed the adult plaintiffs. Seven minors and an intervenor remain party to the lawsuit. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter subject to the Company's $250,000 deductible, which has been fully accrued.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan. The Plan provides for selected participants to receive bonuses based on pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income exceeds $12,000,000.

In February 2003, the Company entered into employment agreements with four key executive employees. The agreements expire December 31, 2004 and 2005 and provide for aggregate minimum annual salaries of $639,000.

NOTE 9.   ACCOUNTING CHANGES AND RESTATEMENT

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS
143) under the early adoption provisions. FAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. Previously the Company recorded a Closure and Post Closure Obligation for the pro-rata amount of space used of the total permitted space available. On January 1, 2002, in accordance with FAS 143, this obligation was valued at the current closure cost, increased by a cost of living adjustment for the estimated time of payment, and discounted back to its present value.

In further accordance with FAS 143, upon calculation of the asset retirement obligation the Company also recorded an associated asset related to the retirement obligation. This asset is amortized to operations over the estimated useful life of the related long-lived asset. FAS 143 allows for the aggregation of certain assets in calculating and subsequently amortizing this asset. During the fourth quarter of 2002, the Company reassessed its methodology of applying FAS 143 and disaggregated certain facility components. In recalculating the asset under the revised methodology, the Company recorded a $3,182,000 reduction in the asset with no corresponding change in the recorded liability. Consequently, the initial 2002 gain on implementation of the new accounting standard recorded in the first quarter of 2002 was reduced by $3,182,000, and the amortization associated with the asset was reduced from what was previously recorded during the first three quarters of 2002. The following restatements were made to account for this change in FAS 143 implementation methodology (in thousands):

                                                 March 31, 2002
                                                ----------------
     Reported Net Income                        $        19,077
     Effect of Restatement:
        Cumulative Effect of Accounting Change  $        (3,182)
        Amortization                            $            24
                                                ----------------
     Restated Net Income                        $        15,919
                                                ================

     Reported Diluted EPS                       $          1.33


     Effect of Restatement:
        Cumulative Effect of Accounting Change  $          (.22)
        Amortization                            $            --
                                                ----------------
     Restated EPS                               $          1.11
                                                ================


NOTE  10.  CLOSURE  AND  POST  CLOSURE  OBLIGATIONS

Closure and post closure obligations are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated consistent with Statement of Financial Accounting Standards No. 5. The Company performs periodic reviews of both non-operating and operating facilities and revises accruals for estimated post-closure, remediation and other costs when necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors.

Changes to reported closure and post closure obligations were as follows (in thousands):

                                 Accrued Closure and      Closure Obligation of Assets    Total Closure and Post
                               Post Closure Obligation      Held for Sale or Closure       Closure Obligations
                              -------------------------  ------------------------------  ------------------------
December 31, 2002 obligation  $                 10,200   $                       6,560   $                16,760
Accretion of obligation                            239                              36                       275
Payment of obligation                             (205)                             --                      (205)
Adjustment of obligation                           133                          (1,098)                     (965)
                              -------------------------  ------------------------------  ------------------------
March 31, 2003 obligation     $                 10,367   $                       5,498   $                15,865
                              =========================  ==============================  ========================

On February 13, 2003, the Company sold substantially all of the assets of the El Centro landfill, which also included the transfer of the related accrued closure and post closure obligation amounting to $1,098,000 at the date of the sale.

At March 31, 2003, $244,000 of pledged cash and investment securities were legally restricted for purposes of settling the closure and post closure obligation.

NOTE 11.  OPERATING  LEASE  BUY  OUT

On August 3, 2000, the Company entered into a $2,000,000 equipment sale and leaseback transaction based on the sale of specified equipment and rolling stock to a third party lessor. The Company received $2,000,000 in proceeds from the asset sale and entered into an operating lease for the use of the equipment beginning August 8, 2000 with monthly payments scheduled through September 8, 2006. The Company realized a $1,098,000 gain on the sale of the equipment to be amortized over the life of the lease.

On March 28, 2003 the Company exercised an early buyout of the operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment utilized at the discontinued Oak Ridge facility that were included in the early buyout.

NOTE 12.  DISCONTINUED OPERATIONS

As of March 31, 2003, the components of "Assets Held for Sale or Closure" consisted of certain assets relating to the El Centro municipal waste disposal facility, which the Company sold to a wholly-owned subsidiary of Allied Waste Industries, Inc. on February 13, 2003, and the assets and liabilities relating to the discontinued Oak Ridge processing and field services operations classified as "Held for Sale or Closure". Accordingly, the revenue, costs and expenses and cash flows for the El Centro and Oak Ridge processing and Field
Services operations have been excluded from the results from continuing operations and reported as "Income (loss) from discontinued operations" and "Net cash used by discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of March 31, 2003 are as follows (in thousands):

                                      Processing and Field   El Centro Disposal    Total Assets Held
                                        Services Facility         Facility        for Sale or Closure
                                      ---------------------  -------------------  --------------------
Current assets
--------------
    Current assets                    $               2,122  $               868  $              2,990
    Property & equipment, net                           552                   --                   552
                                      ---------------------  -------------------  --------------------
                                                      2,674                  868                 3,542
                                      =====================  ===================  ====================
Non-current assets
------------------
    Property, plant & equipment, net                  1,507                   --                 1,507
    Other                                                49                  681                   730
                                      ---------------------  -------------------  --------------------
                                                      1,556                  681                 2,237
                                      =====================  ===================  ====================
Current liabilities
-------------------
    Accounts payable & accruals                       5,357                  285                 5,642
    Current portion long term debt                       73                   --                    73
                                      ---------------------  -------------------  --------------------
                                                      5,430                  285                 5,715
                                      =====================  ===================  ====================
Non-current liabilities
-----------------------
    Closure/post closure obligations                  5,498                   --                 5,498
    Long-term debt                                       61                   --                    61
    Other                                                31                   --                    31
                                      ---------------------  -------------------  --------------------
                                                      5,590                   --                 5,590
                                      =====================  ===================  ====================

Operating results for the discontinued operations were as follows for quarter ending March 31:

($in thousands)                      Processing and Field   El Centro Disposal    Total Discontinued
                                     Services Operations         Facility             Operations
                                    ----------------------  -------------------  --------------------
2003
----
Revenues, net                       $                 779   $               469  $             1,248
Operating income (loss)                            (1,316)                   78               (1,238)
Net income (loss)                                  (1,337)                4,944                3,607
Basic earnings (loss) per share                      (.09)                  .32                  .23
Diluted earnings (loss) per share                    (.09)                  .32                  .23

2002
----
Revenues, net                       $               4,334   $               619  $             4,953
Operating income (loss)                              (265)                  156                 (109)
Net income (loss)                                    (401)                  190                 (211)
Basic earnings (loss) per share                      (.03)                  .01                 (.02)
Diluted earnings (loss) per share                    (.03)                  .01                 (.02)


El  Centro  Disposal  Facility.  On  February  13, 2003, the Company sold the El
------------------------------
Centro municipal and industrial waste landfill to a subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 in royalties, it no longer has an obligation to pay annual minimum royalties, but will still be required to pay royalties if disposal volumes exceed the minimum volume threshold. The Purchase Agreement provides incentives for Allied to bring Texas Class 1 industrial waste to the Company's adjacent hazardous waste facility, and for the Company to utilize the El Centro landfill.

The Company sold $7,047,000 of Property and Equipment in exchange for $10,000,000 of Cash, Royalties valued at $858,000, and the assumption by Allied of $1,098,000 of Closure Liabilities. A gain of $4,909,000 was recognized in discontinued operations related to this sale.

The royalties, valued at $858,000, represent the present value of 5 years of minimum royalty payments. Annual payments in excess of $215,000 or payments subsequent to 2007 would be included in Other Income at the time of their receipt.

For segment reporting purposes, the El Centro landfill operating results were previously classified as "Operating Disposal Facilities".

Oak  Ridge  Processing  Facility  and  Field Services.  During 2002, the Company
-----------------------------------------------------
offered for sale its LLRW Processing Facility and Field Services operations based in Oak Ridge, TN. On December 27, 2002, the Company committed to discontinuing revenue-producing waste processing operations. Since that time, the Company has devoted its primary efforts to removing accumulated waste from the facility to prepare the facility for sale. Removal of all waste from the facility is expected to be completed during June 2003, and a significant portion had been shipped off site for processing and disposal as of March 31, 2003. As waste is shipped from the facility, detailed information on the exact amount and character of waste removed is used to refine cost estimates. This resulted in an additional accrual of $911,000 for the three months ending March 31, 2003. Discussions continue with potential buyers identified during the fourth quarter of 2002, however, no qualified offers have yet been received and no assurance can be given that the Company will be able to sell the Oak Ridge facility on terms favorable to the Company.

On March 28, 2003, the Company recorded an additional impairment charge of $225,000 on certain Oak Ridge equipment acquired under the early buyout of an operating lease.

On December 27, 2002, management informed all employees that the Company was discontinuing commercial processing at the Oak Ridge facility and implemented a substantial reduction in the facility's labor force. Terminated union employees were compensated for prior service, provided health coverage through January 31, 2003, and presented with a proposed severance package. Terminated non-union employees were paid severance in accordance with written Company policy. For employees covered under the collective bargaining agreement, the Company entered into good faith severance negotiations with union representatives. The Company met on several occasions with the union to negotiate severance. Both sides amended their original proposals during these negotiations, however, no agreement was reached. On February 3, 2003 the Company extended another severance package to Union employees, which was not accepted. The Company is open to additional discussions with the union to reach a satisfactory resolution of any severance payment. If agreement is not reached, the matter may be litigated. The outcome of potential future negotiations or litigation and any payments associated with the terminations cannot reasonably be estimated at this time, therefore, no costs relating to these employees have been accrued. However, management believes any such payment will not be material.

A summary of the Oak Ridge facility wind down and disposal costs are as follows for the three months ended March 31, 2003: (in thousands $000)

Net operating costs in excess of previous accrual                        $   201
Additional impairment of property and equipment                              225
Increase in estimated cost for disposal of waste at facility                 911
                                                                         -------

Disposal costs for the three months ended March 31, 2003                  $1,337
                                                                          ======

A summary of the changes in the Oak Ridge facility wind down and disposal liabilities are as follows:

($in thousands)                     December 31, 2002  Cash Payments   Other Changes  March 31, 2003
                                    -----------------  --------------  -------------  --------------
Waste disposal liability                        1,827            (29)          1,596           3,394
Facility operating cost liability               1,800           (800)            201           1,201

Other Changes represent differences between the costs accrued at December 31, 2002 and the March 31, 2003 estimated costs for waste disposal or incurred costs for operating costs. The Other Changes in the liability is different from the costs due to discontinued operations revenue realized by the Company upon disposal of customer waste.

NOTE 13.  FACILITY DEVELOPMENT COSTS

The Company is involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off the Ward Valley project of $20,951,000 due to an adverse court decision, which cast substantial doubt on the Company's ability to recover its investment in the project. The decision to accrue costs or write off assets is based upon the specific facts and circumstances pertaining to each case and management's evaluation of present circumstances. See Note 7.

The Company continues to believe that the facility development costs which were capitalized during development of the Butte, Nebraska proposed facility will be realized, although no assurance that the trial court's decision will be affirmed on appeal. See Note 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, the ability to sell the Oak Ridge processing and field services subsidiary (AERC), compliance with and changes to applicable laws, regulations and permits, exposure to litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor disputes, general economic conditions, and loss or diminution of major contracts. The audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2002 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimate," "project," "plan," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on our current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2002.

Unless otherwise described, changes discussed relate to the increase or decrease from the three-month period ended March 31, 2002 to the three-month period ended March 31, 2003.

INTRODUCTION
------------

The Company is a hazardous, PCB, non-hazardous, and radioactive waste management company providing treatment and disposal services to commercial and government entities including, but not limited to nuclear power plants, petro-chemical refineries, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's four fixed waste disposal facilities. The Company and its predecessors have been in business for 51 years.

OVERALL  COMPANY  PERFORMANCE
-----------------------------

The Company's reported financial performance for the three months ended March 31, 2003 was weaker than the first and fourth-quarters of 2002, primarily due to several large events, although a general weakening of the economy has also impacted performance:

Ward  Valley:  Due  to  the adverse California state court decision on March 26,
------------
2003, the Company wrote off $20,951,000 of facility development costs for the Ward Valley project, which is included in Write off of Ward Valley Project within the Consolidated Statement of Operations. $1,498,000 in associated legal and expert witness fees incurred during the quarter ended March 31, 2003 were included in SG&A. The Company has not yet decided whether to appeal the court's decision.

Army  Corps  of  Engineers Fort Greely, Alaska Project:  The Company performed a
-------------------------------------------------------
$3,850,000 disposal project during the quarter ended March 31, 2002, which represented 29% of first quarter 2002 revenues. This large project was not replaced by like business in the quarter.

FAS 143: The Company implemented FAS 143 on January 1, 2002.  FAS 143 requires a
--------
liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. The implementation of FAS 143 resulted in a $13,141,000 cumulative effect of change in accounting principle during the quarter ended March 31, 2002.

Sale  of  El  Centro:  On  February  13,  2003,  the  Company sold the El Centro
---------------------
municipal waste landfill to Allied Waste and recognized a $4,909,000 gain on sale, which has been included in discontinued operations during the quarter ended March 31, 2003.

Oak  Ridge  Disposal  Plan:  On  December  27,  2002,  the  Company committed to
---------------------------
discontinue operations at the Oak Ridge facility and recognized $7,018,000 of additional costs required under the disposal plan. During the quarter ended March 31, 2003, the Company identified or incurred an additional $1,337,000 in costs required to remove accumulated waste from the facility. This primarily reflects more accurate information on the specific quantity and type of waste to be removed.

A significant portion of the Company's revenue is attributable to discrete clean-ups ("Event Business"). The project-specific nature of the Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter swings, depending on the relative contribution from single Event Business. Management's strategy is to expand its recurring customer business ("Base Business") while simultaneously securing both large and small event opportunities. Management believes that by structuring its operating costs so that the Company's Base Business covers fixed costs, more of the Event Business revenue will fall through to the bottom line. This strategy takes advantage of the high fixed cost nature of the disposal business.

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

DISPOSAL  FACILITY  ACCOUNTING
In general terms, a disposal cell development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space has been filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

- Personnel and equipment costs incurred to construct disposal cells are identified by management and capitalized as a cell development asset.

- The cell development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account waste volume, compaction rates and space reserved for capping filled cells.

- The closure liability is the present value based on a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor disposal units. Management estimates the timing of payment and then accretes the current cost estimate by an estimated cost of living (1.5%), and then discounts (9.3%) the accreted current cost estimate back to a present value. The final payments of the closure liability are currently estimated as being paid in 2056 based upon current permitted capacity and estimated annual usage.

ACCOUNTING  FOR  DISCONTINUED  OPERATIONS
Accounting for discontinued operations requires numerous subjective and complex judgments, estimates and assumptions that materially affect financial results and position of discontinued operations.

At December 27, 2002, the Company committed to discontinue operation of its former Processing and Field Services segment in Oak Ridge, Tennessee facility. The discontinued operations were accounted for under Emerging Issues Task Force Issue No 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires a liability to be recognized at the time that the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which requires a liability to be recognized at the time that the liability is incurred. FAS 146 is required for exit activities entered into after December
31, 2002 and was optional for exit activities prior to December 31, 2002. Approximately $1,800,000 of liabilities was recognized as of December 31, 2002 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002.

During the quarter ended March 31, 2003, the Company recognized $1,112,000 in incremental liabilities and $225,000 for impairment of equipment relating to discontinuation of its Oak Ridge LLRW Processing and Field Services operations. The Company has assumed that the Oak Ridge facility will be cleared of remaining material in June 2003. Due to the ongoing status of the waste removal effort and related preparation for sale, the cost estimate for exit from the segment may change, potentially by a material amount.

LITIGATION
The Company is involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off $20,951,000 due to an adverse court decision, which cast substantial doubt on the Company's ability to recover its investment in the Ward Valley project. The decision to accrue costs or write off assets is based upon the specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's belief that due to a history of tax losses and the previously weak financial condition and prospects for the business, it was more likely than not that the Company would not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance is based on management's contemporaneous evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. During 2002, the Company assessed the valuation allowance and reversed approximately $8,284,000 of the valuation allowance that the Company expected to utilize in the foreseeable future. During the three months ended March 31, 2003, the Company reclassified the entire net deferred tax asset as long term, given that no taxable income is expected during 2003 due to the impact of the write off of the Ward Valley Project.

PROJECT  ACCOUNTING
The Company has performed relatively large, fixed fee and long-duration remediation projects through the Company's discontinued Oak Ridge Field Services Division. Securing contracts to perform work required the Company to make assumptions regarding job duration, percentage of completion for waste processing, and disposal costs that would not be known until the actual project is complete. Differences between estimated and actual cost to remove, process and arrange final disposal of contaminated material can vary widely, resulting in potentially significant changes in individual project profit or loss. As of March 31, 2003, one major project is awaiting completion. Changes in the estimated cost to complete may positively or negatively impact the results of discontinued operations.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the percentage of operating line items in the consolidated income statement to revenues:

                                                                  Three Months Ended
                                                        -----------------------------------------
($in 000's)                                                March 31, 2003        March 31, 2002
                                                        --------------------  -------------------
                                                             $          %        $          %
                                                        -----------  -------  --------  ---------
Revenue                                                     10,771             13,424
Direct operating costs                                       5,984     55.6%    6,175       46.0%
                                                        -----------           --------

Gross profits                                                4,787     44.4%    7,249       54.0%
SG & A                                                       4,497     41.8%    3,541       26.4%
                                                        -----------           --------

Income from operations                                         290      2.7%    3,708       27.6%

Investment income                                               --       --%       11        0.1%
Interest expense                                               121      1.1%      265        2.0%
Write off of Ward Valley                                    20,951    194.5%       --         --%
Other income (expense)                                          --       --%     (465)      -3.5%
                                                        -----------           --------

Net income (loss) before income tax, discontinued
operations and cumulative effect of accounting change      (20,782)  -192.9%    2,989       22.3%
Income tax expense (benefit)                                    (8)    -0.1%       --         --%
                                                        -----------           --------

Net income (loss) before discontinued operations and
cumulative effect of accounting change                     (20,774)  -192.9%    2,989       22.3%
Discontinued operations - El Centro Landfill                 4,944     45.9%      190        1.4%
Discontinued operations - Oak Ridge LLRW Facility           (1,337)   -12.4%     (401)       3.0%
Cumulative effect of accounting change                          --       --%   13,141       97.9%
                                                        -----------           --------

Net income (loss)                                          (17,167)  -159.4%   15,919      118.6%

Preferred stock dividends                                       64      0.6%       98        0.7%
                                                        -----------           --------

Net income available to common shareholders                (17,231)    -160%   15,821      117.9%
                                                        ===========           ========

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002
-----------------------------------------------------------------

REVENUE
-------

For the three months ended March 31, 2003, the Company reported consolidated revenue of $10,771,000, a 20% decrease from the $13,424,000 reported for the same period in 2002. During the three months ending March 31, 2003 and 2002, $4,156,000 and 6,129,000 or 39% and 47% of revenue, respectively, represented work performed under contract with the U.S. Army Corps of Engineers. The Corps of Engineers and other federal agencies continue to ship waste to the Company's Grand View, Idaho treatment and disposal facility under contract. During the three months ending March 31, 2003, 10% of revenue represented work performed for Nucor Steel Company.

Operating  Disposal  Facilities
-------------------------------
The Richland, Washington LLRW disposal facility's revenue decreased $3,208,000 for the three months ended March 31, 2003 from the same period in 2002. The decrease in revenue was primarily due to a stand alone $3,850,000 project performed for the Army Corps of Engineers during the first quarter of 2002, which was not replaced by a like project in 2003. While a significant portion of the Richland facility's revenue is fixed due to its regulation as a monopoly, during the fourth quarter of 2002 the Company hired an experienced salesperson to improve unregulated revenues at the site. Higher unregulated revenues are expected in the second quarter of 2003.

At the Grand View, Idaho disposal facility, revenue increased $1,142,000 or 24% from the same period last year. During the first quarter, the facility disposed of 78,000 tons of material, with a large percentage representing usage under the Army Corps of Engineers contract. It is expected that the Army Corps of Engineers and other federal agencies will continue to ship significant volumes of material to the facility throughout 2003.

In the three months ending March 31, 2003, revenue at the Beatty, Nevada disposal facility was $197,000 higher than the same quarter of 2002, primarily due to increased throughput of thermal processing material. In the first quarter of 2002, the Company experienced problems with the thermal processing units and entered into an incentive-driven operating agreement with the thermal equipment manufacturer that, combined with enhanced marketing, has produced increased throughput. Increased thermal treatment volumes offset a decline in direct disposal volume and revenue due to general economic weakness, resulting in improved revenue for the quarter ending March 31, 2003.

At the Robstown, Texas hazardous treatment and disposal facility, revenue decreased $720,000 for the three months ended March 31, 2003 from the same period in 2002. The decrease in revenue was primarily due to reduced "Event" business. General economic weakness was also a factor. The Company continues its efforts to increase revenue and throughput at this facility, primarily focusing on the site management, operational improvements and focused sales efforts. Revenue is not expected to increase significantly, however, until the economy improves.

DIRECT  OPERATING  COSTS
------------------------

For the three months ended March 31, 2003, consolidated direct operating costs decreased 3% to $5,984,000 (56% of revenue) compared to $6,175,000 (46% of revenue) in the same period in 2002. The relatively higher direct operating costs largely reflect the high fixed cost nature of the disposal business
(direct  costs  do  not  materially  vary  due  to  revenue).

Operating  Disposal  Facilities
-------------------------------

An increase in direct operating costs at the Beatty, Nevada disposal facility during the three months ended March 31, 2003 was offset by lower direct operating costs at the Grand View, Idaho and Robstown, Texas facilities. Direct cost at the Richland facility remained flat. The increase in direct operating costs at Beatty was due to increased volumes of waste processed and disposed of, including elimination of a significant backlog of difficult to treat waste that had accumulated over time. It is expected that direct costs at the Beatty facility will decrease in the second quarter.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal and consulting costs required to maintain licenses and labor costs required to safely close and maintain the facilities subsequent to operational use. For the three months ended March 31, 2003 and 2002, the Company reported $0 and $187,000 of expenses related to licensing facilities for initial use and $99,000 and $118,000 of costs in 2003 and 2002 to close or maintain facilities subsequent to use.

SELLING,  GENERAL  AND  ADMINISTRATIVE  COSTS  (SG&A)
-----------------------------------------------------

For the three months ended March 31, 2003, the Company reported SG&A of $4,497,000 (42% of revenue), a 27% increase from the $3,541,000 (26% of revenue) for the same three months of 2002. The increase in SG&A is a direct result of $1,353,000 increase in legal and expert witness fees associated with the recently concluded Ward Valley trial.

Operating  Disposal  Facilities
-------------------------------
At the Richland, Washington LLRW disposal facility, SG&A decreased $931,000 during the three months ended March 31, 2003. The decrease is primarily due to a $3,850,000 project performed for the Army Corps of Engineers in the first quarter of 2002 for which the Company incurred $870,000 of site use taxes. This did not recur in 2003.

At the Beatty, Nevada disposal facility, SG&A increased $146,000 during the three months ended March 31, 2003. The increase is due to increased operational costs. Management expects lower SG&A in the second quarter.

The remaining Operating Disposal Facilities maintained SG&A at approximately 2002 levels. Similar to direct costs, this highlights the fact that the majority of facility costs are fixed costs.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal and consulting costs required to maintain the Company's legal rights to facilities prior to initial operation, or to manage liabilities at facilities subsequent to operational use. For the three months ended March 31, 2003 and 2002, the Company reported $1,498,000 and $80,000 of SG&A expenses at Non Operating Disposal Facilities with substantially all of the 2003 expenses being legal costs associated with the Ward Valley litigation.

Corporate
---------

While management continues to focus on cost containment, new investment is being made in information system infrastructure and upgraded staffing. Beginning in July 2002, the Company launched an initiative to materially upgrade its production and financial information systems. On May 6, 2003, the Company implemented this new information systems upgrade at two of its hazardous waste treatment and disposal facilities. During the last few months, the Company has taken action to centralize its accounting function, which is now complete. Management believes that full implementation of an enhanced information system platform and centralized accounting will increase operational efficiency and improve the availability and timeliness of financial and management information. Approximately $150,000 to $200,000 of these costs were incurred and expensed in 2002 with another $100,000 incurred and expensed during the first quarter of 2003. The Company expects to continue to invest in information systems upgrades for the balance of the year, although at a lower rate.

INVESTMENT  INCOME
------------------

For the three months ended March 31, 2003, the Company did not earn any investment income. Investment income is earnings on cash balances, restricted investments, and notes receivable of which the Company traditionally maintains minimal amounts and are a function of prevailing market rates. The Company received approximately $10,000,000 from the February 13, 2003 sale of the El Centro municipal waste landfill. This cash was utilized to support operations, for capital expenditures and to fund the retirement of Series D Preferred Stock and accrued dividends. The balance was maintained in very short term investments and did not earn any net investment income. Due to decreasing cash balances and low interest rates, the Company does not anticipate significant investment income.

INTEREST  EXPENSE
-----------------

For the three months ended March 31, 2003, the Company reported interest expense of $121,000, or a decrease of $144,000 from the corresponding period in 2002. The primary cause of this decrease is the refinancing of the $8,500,000 industrial revenue bond ("IRB") for the Grand View, Idaho facility, which bore an interest rate of 8.25%. The IRB was substantially refinanced on November 1, 2002 with a $7,000,000, five year, fully amortizing term loan from the Company's primary lender, Wells Fargo Bank. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. For the quarter ended March 31, 2003, the interest rate paid on the majority of the outstanding term loan was 3.7%. Additional reductions in interest expense are attributable to management's initiative to retire high cost debt, with no new debt being incurred other than periodic borrowings under the line of credit.

OTHER  INCOME  (LOSS)
---------------------

Other  Income  is  composed  of  the  following  ($  in  thousands):

                                                  Three Months Ended March 31,
                                                ---------------------------------
                                                      2003             2002
                                                ----------------  ---------------

Litigation accrual related to GM settlement     $             --  $         (740)
Payment received on National Union settlement                 --             250
Insurance claim refunds                                       --              25
Other miscellaneous income, net                               --              --
                                                ----------------  ---------------

Total other income (loss)                       $             --  $         (465)
                                                ================  ===============

INCOME TAXES
------------

The components of the income tax provision (benefit) were as follows (in thousands):

                                 Three Months Ended March 31,
                               ----------------  -------------
                                     2003            2002
                               ----------------  -------------

  State tax expense (benefit)               (8)             --
                               ================  =============

The tax effects of temporary differences between income for financial reporting and taxes give rise to deferred tax assets and liabilities. The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. In 2002, the Company reevaluated the deferred tax asset valuation allowance, determined it was then "more likely than not" that a portion of the deferred tax asset would be realizable, and decreased the portion of the valuation allowance related to its operating facilities.

During the quarter ended March 31, 2003, the Company wrote off its $20,951,000 of Ward Valley asset. This large write off virtually assures the Company of a tax loss in 2003. Due to this expected loss, the $8,284,000 net deferred tax asset has been classified as long term. Management expects to realize a portion of this asset in 2004.

The net operating loss carry forward is approximately $48,000,000 at March 31, 2003. Of this carry forward, approximately $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020.

SEASONAL  EFFECTS
-----------------

Operating revenues are generally lower in the winter months than the warmer summer months when short duration, one-time remediation projects tend to occur. However, both disposal and processing revenue are more affected by market conditions than seasonality.

CAPITAL  RESOURCES  AND  LIQUIDITY
----------------------------------

On March 31, 2003, cash and cash equivalents totaled $7,134,000, an increase of $6,999,000 from December 31, 2002. The increase in cash was primarily due to the sale of El Centro for $10,000,000 in cash. The Company expects significant reductions in cash balances during the remainder of 2003 as cash is utilized for new disposal cell construction at its Grand View, Idaho facility and disposal of waste removed from the Oak Ridge, Tennessee facility. Also, in September of 2003, the Company's primary financial assurance insurance for its hazardous waste disposal facilities expires. It is expected that the cost and cash collateral requirements of this insurance will increase. Depending upon collateral requirements, the new insurance terms could have a material, adverse impact on the Company's cash position.

On February 28, 2003, the Company repurchased all 100,001 shares of Series D Preferred Stock outstanding for a net cash outflow of $2,800,000 after netting out proceeds of $3,525,000 in cash received from the issuance of 2,350,000 common shares issued upon exercise of the Series E Warrants. Repurchase of the Series D Preferred Stock eliminated an 8 3/8% debt instrument due to the preferred stockholders and removed the potential dilution that the conversion of these shares would have had on common stockholders. In addition to regularly scheduled debt payments, the Company early retired $548,000 of relatively high cost debt in the first three months of 2003 as well as the retirement of an additional $658,000 of debt secured by equipment included in the sale of El Centro. These preferred stock and debt reduction actions reflect management initiatives to improve the Company's balance sheet and maximize asset utilization.

On March 28, 2003 the Company exercised an early buyout of the operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment utilized at the discontinued Oak Ridge facility which was included in the early buyout.

The early lease buyout accomplished three objectives. The primary objective was the repayment to Wells Fargo Bank of at least $500,000, which was required by the Bank as a condition for approving the repurchase of the Series D Preferred Stock. In addition, the Company cleared title to leased equipment at the Oak Ridge facility to support ongoing efforts to sell the facility. Lastly, buyout of the operating lease eliminated an expensive source of capital, improving the Company's overall cost of capital.

During the first three months of 2003, the Company's "days sales outstanding" decreased to 66 days at March 31, 2003, compared to 77 days at December 31, 2002 due in large part to the Company's focus on improving cash flow. Continued improvements in cash and receivable balances are a priority objective for 2003.

As of March 31, 2003 the Company's liquidity, as measured by the current ratio, decreased to 1.2 to 1.0 from 1.5 to 1.0 at December 31, 2002. Likewise, the Company's reported working capital decreased to $3,731,000 at March 31, 2003 from $8,087,000 on December 31, 2002. The primary reasons for the decrease in working capital were the repurchase of the Series D Preferred Stock, which resulted in a net cash outflow of $2,800,000, the retirement of debt, and $2,277,000 in capital expenditures from cash in the quarter.

Since December 31, 2002, the Company's leverage has increased, as evidenced by debt to equity ratio of 1.3:1.0 at March 31, 2003, compared to 0.9:1.0 at fiscal year-end 2002. The debt to equity ratio is defined as total debt divided by shareholders equity. This increase in the Company's leverage is principally the result of the $20,951,000 write off of the Ward Valley asset.

On September 30, 2002, the Company had in place a $6,000,000 revolving line of credit with Wells Fargo Bank in Boise, Idaho maturing June 15, 2004. The line of credit is secured by the Company's accounts receivable. At March 31, 2003 and December 31, 2002, the outstanding balance on the revolving line of credit was $0 and $603,000, respectively. The Company borrows and repays according to business demands and availability of cash and currently reserves $1,150,000 of the revolving line of credit as a letter of credit used as collateral for an insurance policy.

Management estimates capital expenditure needs for 2003 of approximately $9,200,000. Along with the normal replacement of aging assets, a $4,500,000 expansion of disposal capacity at the Grand View, Idaho facility is currently underway.

The Company's Oak Ridge facility continues to use several hundred thousand dollars a month of cash. Usage of cash is expected to increase as waste shipped off site is disposed of and billed. At March 31, 2003, the Company's Oak Ridge facility had liabilities expected to be paid in 2003 of $5,400,000, or approximately $600,000 a month.

The Company believes that cash on hand, and cash flow from operations, augmented as needed by periodic borrowings under the line of credit, will be sufficient to meet the Company's cash needs for the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets as the amount held is traditionally the minimum requirement imposed by insurance or government agencies. At March 31, 2003, $244,000 is held in short term pledged investment accounts and $740,000 in tax refunds is due from the Federal Government. Together these items earn interest at approximately 5%, and comprise 1.5% of assets. An additional $6,500,000 is held in short term investments with the majority expected to be utilized by the Company in 2003 for scheduled capital expenditures and payment of accrued liabilities.

The Company does have interest rate risk on debt instruments. On October 28, 2002, the Company substantially refinanced the 8.25% fixed rate $8,500,000
Industrial Revenue Bond with a $7,000,000 five year term loan from the Company's primary lender. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. At March 31, 2003 the interest rate incurred by the Company was 3.7% on the outstanding term loan balance of $6,533,000.

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending March 31, 2003, there were no significant changes to internal controls or in other factors that could significantly affect these internal controls.

PART II OTHER INFORMATION.
-----------------------------
ITEM 1.   LEGAL PROCEEDINGS.

Significant developments have occurred on the following legal matters since December 31, 2002:

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO

In May 2000, the Company's subsidiary, US Ecology, Inc., sued the State of California, its Governor, Gray Davis, and the Director of its Department of Health Services (DHS) and other State entities ("the State") for monetary damages exceeding $162 million. The suit stems from the State's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. California law requires the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the DHS and entered a ground lease.

The State successfully defended the license against court challenges and, until Governor Davis took office, actively pursued conveyance of the site from the federal government. In September 2000, the Superior Court granted California's motion to dismiss all causes of action, which the Company appealed. In September 2001, the California Court of Appeal Fourth Appellate District Appellate Court upheld the trial court's decision in part and denied it in part, remanding the case for trial based on the Company's promissory estoppel claim. The case was tried in Superior Court for the County of San Diego in February and March 2003.

On March 26, 2003, Superior Court Judge E. Mac Amos, Jr. issued a Statement of Decision finding that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The unclean hands finding was based on actions the Court concluded had created obstacles to an agreement between the federal government and the State to convey the Ward Valley property to the State. The Court also found, however, that certain elements of the Company's promissory estoppel claim had been established. Specifically, the Court ruled that the State made a clear and unambiguous promise to US Ecology in 1988 to use its best efforts to acquire the Ward Valley site, that the State subsequently abandoned this promise during Governor Davis' administration, and that the Company's reliance on the State's promise was reasonable and foreseeable. However, the Court found that the State's breach of its best efforts promise was not a substantial factor in causing damages to US Ecology since the federal government had continued to resist the land transfer.

On May 2, 2003, the Company filed a Motion to Vacate with the trial court based on advice of counsel that the March 26 decision had misapplied the facts of the case to the law with respect to both the adverse causation and unclean hands findings. The Company will await a ruling on this motion before determining whether or not to pursue an appeal to the California Fourth Appellate District Court.

Based on the trial court's decision, management is no longer certain the Company's investment in the Ward Valley project can be recovered. As a result, the Company has written off the $20.951,000 deferred site development asset previously reflected on its balance sheet.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
-------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff seeks unspecified damages for infringement, treble damages, interest, costs and attorney fees. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Manchak appealed, however, plaintiff appears to have failed to timely file an appellant's brief and the Company moved to dismiss the appeal. The Company's motion to dismiss is pending. In January 2003, the Company filed a motion to recover legal fees and expenses. This motion was denied, which the Company is considering appealing. The Company does not believe it infringed any Manchak patent and will continue to vigorously defend the case.

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

On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The $6.2 million contribution in included within the balance sheet as capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals. It is currently expected that the case will be argued in the fall of 2003 with an appeals court decision around the end of 2003. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK  COUNTY,  TEXAS
---

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. The Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003 the court granted this motion and dismissed the adult plaintiffs. Seven minors and an intervenor remain party to the lawsuit. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter subject to the Company's $250,000 deductible, which has been fully accrued.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

On February 28, 2003, the Company repurchased all 100,001 shares of Series D Preferred Stock for the original sales price of $47.50 a share plus accrued but unpaid dividends of $16.56 a share. A total of $6,406,000 was paid in order to complete the repurchase.

During  February,  2003,  three  remaining  Series  E  warrant holders exercised
2,350,000 Series E warrants with an exercise price of $1.50 per share. Consequently, the Company issued 2,350,000 shares of common stock and received $3,525,000 in cash. At March 31, 2003 there were no Series E warrants outstanding.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

On  January  28,  2003,  John  M.  Couzens resigned from the Board of Directors.

On February 17, 2003, the Board of Directors appointed David B. Anderson to the Board of Directors. Mr. Anderson is a Principal at Lochborn Partners LLC, in Chicago, Illinois. He has held senior executive positions with GATX Corporation and Inland Steel Industries. An attorney, Mr. Anderson has extensive experience in corporate strategy, compliance, acquisitions, and business development.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed as part of this report:


Exhibit 99.1 Certification of March 31, 2003 Form 10-Q by Chief Executive Officer dated May 12, 2003
Exhibit 99.2 Certification of March 31, 2003 Form 10-Q by Chief Financial Officer dated May 12, 2003
Exhibit 99.3 Certification of March 31, 2003 Form 10-Q by Chief Executive Officer dated May 12, 2003
Exhibit 99.4 Certification of March 31, 2003 Form 10-Q by Chief Financial Officer dated May 12, 2003

     (b)  Reports on Form 8-K.

               On February 13, 2003, the Company issued an 8-K to announce that its wholly owned subsidiary, Texas Ecologists, Inc. sold the El Centro municipal waste landfill in Robstown, Texas to a subsidiary of Allied Waste Industries, Inc.

               On February 28, 2003 the Company issued an 8-K to announce that it exercised its right to repurchase the Series D Preferred Stock and utilized $4,670,000 of available cash in order to complete the repurchase.
               On March 28, 2003, the Company issued an 8-K to announce that its wholly owned subsidiary, US Ecology, Inc., has received an adverse judgment in the case styled US Ecology, Inc. v. The State of California, et al.
               On April 28, 2003, the Company issued an 8-K to announce first quarter 2003 earnings.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN ECOLOGY CORPORATION
                                            (Registrant)


Date:  May 12, 2003                         By: /s/ Stephen A. Romano
                                            -----------------------------------
                                            Stephen A. Romano
                                            President, Chief Executive Officer
                                            and Chief Operating Officer

Date:  May 12, 2003                         By: /s/ James R. Baumgardner
                                            -----------------------------------
                                            James R. Baumgardner
                                            Senior Vice President, Chief
                                            Financial Officer, Secretary and
                                            Treasurer

                                    EXHIBIT INDEX

Exhibit        Description
-------        -----------

Exhibit 99.1 Certification of March 31, 2003 Form 10-Q by Chief Executive Officer dated May 12, 2003
Exhibit 99.2 Certification of March 31, 2003 Form 10-Q by Chief Financial Officer dated May 12, 2003
Exhibit 99.3 Certification of March 31, 2003 Form 10-Q by Chief Executive Officer dated May 12, 2003
Exhibit 99.4 Certification of March 31, 2003 Form 10-Q by Chief Financial Officer dated May 12, 2003