Form 10-Q
period 2003-06-30
AMERICAN ECOLOGY CORP
filed 2003-08-12
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                         Commission File Number 0-11688


                          AMERICAN ECOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                       95-3889638
           -------------------------------     ----------------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)     Identification Number)

                Lakepointe Centre I,
            300 E. Mallard, Suite 300
                   Boise, Idaho                        83706
        ----------------------------------------     ----------
        (Address of principal executive offices)     (Zip Code)


                                 (208) 331-8400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

At August 8, 2003 Registrant had outstanding 16,965,748 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        THREE MONTHS ENDED JUNE 30, 2003


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

Rotchford L. Barker
Independent Businessman

Roy C. Eliff
Independent Businessman

Edward F. Heil
Sole Member
E.F. Heil, LLC

Stephen A. Romano
Chief Executive Officer, President and Chief Operating Officer

Stephen M. Schutt
Vice President
Nuclear Fuel Services, Inc.


CORPORATE OFFICE
----------------
Lakepointe Centre I
American Ecology Corporation
300 East Mallard Drive, Suite 300
Boise, Idaho 83706
(208) 331-8400
(208) 331-7900 (fax)
www.americanecology.com
-----------------------


COMMON STOCK
------------
American Ecology Corporation's common stock trades on the Nasdaq National Market under the symbol ECOL.


FINANCIAL REPORTS
-----------------
A copy of American Ecology Corporation Annual and Quarterly Reports, as filed on Form 10-K and 10-Q with the Securities and Exchange Commission, may be obtained by writing:
Lakepointe Centre I
300 E. Mallard, Suite 300
Boise, Idaho 83706
or at www.americanecology.com
      -----------------------


TRANSFER AGENT
--------------
Mellon Investor Services LLC
Overpeck Centre
85 Challenger Road
Ridgefield Park, New Jersey 07660
(201) 296-4000
or at www.mellon-investor.com
      -----------------------


AUDITOR
-------
Moss Adams LLP
1001 Fourth Avenue, Suite 2900
Seattle, WA 98154

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS.

                                          AMERICAN ECOLOGY CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                            June 30, 2003    December 31, 2002
                                                                           ---------------  -------------------
                                                                             (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                              $        4,750   $              135
    Receivables, net                                                                9,167               10,460
    Income taxes receivable                                                           740                  740
    Prepayments and other                                                             659                  498
    Deferred income taxes                                                              --                2,745
    Assets held for sale or closure                                                 4,068               10,722
                                                                           ---------------  -------------------
       Total current assets                                                        19,384               25,300

Cash and investment securities, pledged                                               244                  244
Property and equipment, net                                                        27,434               26,998
Facility development costs                                                          6,478               27,430
Deferred income taxes                                                               8,284                5,539
Other assets                                                                           59                  129
Assets held for sale or closure                                                     2,239                1,485
                                                                           ---------------  -------------------
       Total Assets                                                        $       64,122   $           87,125
                                                                           ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long term debt                                      $        1,455   $            1,985
    Accounts payable                                                                2,697                2,192
    Accrued liabilities                                                             3,722                4,166
    Accrued closure and post closure obligation, current portion                      882                  882
    Income taxes payable                                                               19                   23
    Current liabilities of assets held for sale or closure                          5,322                7,965
                                                                           ---------------  -------------------
       Total current liabilities                                                   14,097               17,213

Revolving line of credit                                                               --                  603
Long term accrued liabilities                                                         521                2,372
Long term debt                                                                      4,810                5,972
Accrued closure and post closure obligation, excluding current portion              9,479                9,318
Liabilities of assets held for sale or closure, excluding current portion           5,571                5,699
                                                                           ---------------  -------------------
       Total liabilities                                                           34,478               41,177
                                                                           ---------------  -------------------

Commitments and contingencies
Stockholders' equity:
    Convertible preferred stock, 1,000,000 shares authorized,
      Designated as follows:
        Series D cumulative convertible preferred stock, $.01 par value,
        0 and 100,001 shares issued and outstanding;                                   --                    1
    Common stock, $.01 par value, 50,000,000 authorized, 16,965,748
      and 14,539,264 shares issued and outstanding                                    170                  145
    Additional paid-in capital                                                     54,679               55,789
    Accumulated deficit                                                           (25,205)              (9,987)
                                                                           ---------------  -------------------
       Total stockholders' equity                                                  29,644               45,948
                                                                           ---------------  -------------------
Total Liabilities and Stockholders' Equity                                 $       64,122   $           87,125
                                                                           ===============  ===================

See notes to consolidated financial statements.

                                                   AMERICAN ECOLOGY CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                               ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                                      2003              2002            2003             2002
                                                                -----------------  --------------  ---------------  --------------
                                                                                     (Restated)                       (Restated)
Revenue                                                         $         12,020   $      10,605   $       22,791   $      24,029
Direct operating costs                                                     6,056           5,841           12,040          12,016
                                                                -----------------  --------------  ---------------  --------------

Gross profit                                                               5,964           4,764           10,751          12,013
Selling, general and administrative expenses                               3,289           2,207            7,786           5,748
                                                                -----------------  --------------  ---------------  --------------
Income from operations                                                     2,675           2,557            2,965           6,265

Investment income                                                             22              16               22              27
Interest expense                                                              38             243              159             508
Loss on write off of Ward Valley facility development costs                   --              --           20,951              --
Other income (loss)                                                           93             140               93            (325)
                                                                -----------------  --------------  ---------------  --------------

Net income (loss) before income tax, discontinued operations,
and cumulative effect of change in accounting principal                    2,752           2,470          (18,030)          5,459
Income tax expense                                                            63              --               55              --
                                                                -----------------  --------------  ---------------  --------------

Net income (loss) before discontinued operations and
cumulative effect of change in accounting principal                        2,689           2,470          (18,085)          5,459
Gain from discontinued operations - El Centro Landfill                        16              34            4,960             224
(Loss) from discontinued operations -
Oak Ridge LLRW Facility                                                     (692)           (303)          (2,029)           (704)
                                                                -----------------  --------------  ---------------  --------------

Net Income (loss) before cumulative effect of change in
accounting principle                                                       2,013           2,201          (15,154)          4,979
Cumulative effect of change in accounting principle                           --              --               --          13,141
                                                                -----------------  --------------  ---------------  --------------

Net income (loss)                                                          2,013           2,201          (15,154)         18,120
Preferred stock dividends                                                     --              99               64             197
                                                                -----------------  --------------  ---------------  --------------

Net income (loss)  available to common shareholders             $          2,013   $       2,102   $      (15,218)  $      17,923
                                                                =================  ==============  ===============  ==============

Basic earnings (loss) from continuing operations                             .16             .16            (1.12)            .37
Basic earnings (loss) from discontinued operations                          (.04)           (.02)             .18            (.03)
Basic earnings from cumulative effect of
accounting change                                                             --              --               --             .93
                                                                -----------------  --------------  ---------------  --------------
Basic earnings (loss) per share                                 $            .12   $         .14   $         (.94)  $        1.27
                                                                =================  ==============  ===============  ==============

Diluted earnings (loss) from continuing operations                           .15             .14            (1.12)            .33
Diluted earnings (loss) from discontinued operations                        (.04)           (.02)             .18            (.03)
Diluted earnings from cumulative effect of
accounting change                                                             --              --               --             .84
                                                                -----------------  --------------  ---------------  --------------
Diluted earnings (loss) per share                               $            .11   $         .12   $         (.94)  $        1.14
                                                                =================  ==============  ===============  ==============

Dividends paid per common share                                 $             --   $          --   $           --   $          --
                                                                =================  ==============  ===============  ==============

See notes to consolidated financial statements.

                                 AMERICAN ECOLOGY CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED, $ IN 000'S)


                                                                  Six Months Ended June 30,
                                                               -------------------------------
                                                                    2003            2002
                                                               --------------  ---------------
Cash flows from operating activities:                                             (Restated)
  Net income (loss)                                            $     (15,154)  $       18,120
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
  Depreciation, amortization and accretion                             3,704            2,993
  (Income) loss from discontinued operations                          (2,931)             480
  Cumulative effect of change in accounting principle                     --          (13,141)
  Write off of Ward Valley project                                    20,951               --
Changes in assets and liabilities:
  Receivables                                                          1,351              (37)
  Other assets                                                          (161)            (625)
  Accounts payable and accrued liabilities                              (198)          (3,357)
  Closure and post closure obligation                                   (449)            (535)
  Income taxes payable                                                    (4)             (60)
                                                               --------------  ---------------
         Net cash provided by operating activities                     7,110            3,838

Cash flows from investing activities:
  Capital expenditures                                                (3,151)          (1,750)
                                                               --------------  ---------------
         Net cash used by investing activities                        (3,151)          (1,750)

Cash flows from financing activities:
  Payments of indebtedness                                            (2,295)          (5,503)
  Retirement of series D preferred stock                              (6,406)              --
  Stock options and warrants exercised                                 3,664              999
                                                               --------------  ---------------
         Net cash provided by (used in) financing activities          (5,037)             145
                                                               --------------  ---------------

Decrease in cash and cash equivalents                                 (1,078)          (2,416)
Net cash provided by (used in) discontinued operations                 5,693           (1,334)
Cash and cash equivalents at beginning of period                         135            4,217
                                                               --------------  ---------------
Cash and cash equivalents at end of period                     $       4,750   $          467
                                                               ==============  ===============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                     $         159   $          508
  Income taxes paid                                                       59                5
Non-cash investing and financing activities:
  Stock issuance-director's compensation                                  23               --
  Preferred stock dividends accrued                                       --              197
  Transfer of prepaid assets to settle closure liability                  --              462

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

The  previously  reported 2002 quarterly information has been restated, see Note
9.

Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation, none of which affect previously recorded net income.

NOTE 2.   EARNINGS PER SHARE

Basic earnings per share are computed based on net income available to common stockholders and the weighted average number of common shares outstanding during the quarter. Diluted earnings per share reflect the assumed issuance of common shares for outstanding options and conversion of warrants. The computation of diluted earnings per share does not assume exercise or conversion of securities whose exercise price is greater than the average common share market price as the assumed conversion of these securities would increase earnings per share. The computation of diluted loss per share does not assume exercise or conversion of any securities as the assumed conversion of securities would decrease loss per share.

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  -------------------------  ----------------------
            ($in thousands except per share amounts)                     2003         2002       2003         2002
                                                                  ------------  -----------  ---------  -----------
                                                                                 (Restated)              (Restated)
Income (loss) before discontinued operations and cumulative
    effect of accounting change                                   $     2,689   $    2,470   $(18,085)  $    5,459
Income (loss) from operations of discontinued segments                   (676)        (269)     2,931         (480)
Cumulative effect of accounting change                                     --           --         --       13,141
                                                                  ------------  -----------  ---------  -----------
Net income (loss)                                                       2,013        2,201    (15,154)      18,120
Preferred stock dividends                                                  --           99         64          197
                                                                  ------------  -----------  ---------  -----------
Net income (loss) available to common shareholders                $     2,013   $    2,102   $(15,218)  $   17,923
                                                                  ============  ===========  =========  ===========

Weighted average shares outstanding-
  Common shares                                                        16,969       14,408     16,223       14,094
 Effect of dilutive shares
  Series E Warrants                                                        --        1,238         --          911
  Chase Bank Warrants                                                     629          711         --          523
  Stock Options                                                           112          287         --          201
                                                                  ------------  -----------  ---------  -----------

Average shares                                                         17,710       16,644     16,223       15,729
                                                                  ============  ===========  =========  ===========

Basic earnings (loss) per share from continuing operations        $       .16   $      .16   $  (1.12)  $      .37
Basic earnings (loss) per share from discontinued operations             (.04)        (.02)       .18         (.03)
Basic earnings per share from cumulative effect of accounting
change                                                                     --           --         --          .93
                                                                  ------------  -----------  ---------  -----------
Basic earnings (loss) per share                                   $       .12   $      .14   $   (.94)  $     1.27
                                                                  ============  ===========  =========  ===========

Diluted earnings (loss) per share from continuing operations      $       .15   $      .14   $  (1.12)  $      .33
Diluted earnings (loss) per share from discontinued operations           (.04)        (.02)       .18         (.03)
Diluted earnings per share from cumulative effect of accounting
change                                                                     --           --         --          .84
                                                                  ------------  -----------  ---------  -----------
Diluted earnings (loss) per share                                 $       .11   $      .12   $   (.94)  $     1.14
                                                                  ============  ===========  =========  ===========

NOTE 3.   EQUITY

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock") that were retired in 1998. The Series E Preferred Stock carried warrants ("Series E Warrants") to purchase
3,000,000 shares of common stock with a $1.50 per share exercise price. In February 2003, three Series E Warrant holders exercised the remaining 2,350,000 Series E Warrants at an exercise price of $1.50 per share. Consequently, the Company issued 2,350,000 shares of common stock and received $3,525,000 in cash. There are no Series E warrants outstanding.

In September 1995, the Board of Directors authorized the issuance of 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock"), which were sold in a private offering to a group of present and past members of the Board of Directors. Each of the remaining 100,001 shares of Series D Preferred Stock was convertible at any time at the option of the holder into 17.09 shares of the Company's common stock, equivalent to a conversion price of $3.71 per share due to dilution by subsequent sales of common stock.

In January 2003, the Company extended an offer to all holders of Series D Preferred Stock to repurchase their stock for the original sales price of $47.50 a share plus accrued but unpaid dividends. Repurchase was subject to approval of the Company's Board of Directors and primary bank, Wells Fargo Bank, and required a minimum of 67% of the Series D Preferred Stock to be tendered by the Series D Preferred Stockholders. The offer was accepted by all Series D holders and approved by the Company's Board of Directors and Wells Fargo Bank. On February 28, 2003, the Company repurchased the remaining 100,001 shares of Series D Preferred Stock for the original sales price of $47.50 a share plus accrued but unpaid dividends of $16.56 a share, for a total payment of $6,406,000.

NOTE 4.   OPERATING SEGMENTS

The Company operates with two segments based on its internal reporting structure and nature of services offered, Operating Disposal Facilities, and Non-Operating Disposal Facilities. The Operating Disposal Facility segment represents facilities accepting industrial, hazardous and radioactive waste. The Non-Operating Disposal Facility segment includes facilities that are no longer accepting waste, no longer owned by the Company, or represent new disposal site development projects awaiting approval to accept waste.

On December 27, 2002, the Company discontinued commercial operations in its Low Level Radioactive Waste ("LLRW") Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material. All prior segment information has been restated in order to present the operations at the Oak Ridge facility, including the Field Services division, as discontinued operations.

Effective December 31, 2002, the Company classified the El Centro municipal landfill as an asset held for sale due to the expected sale of the facility which occurred on February 13, 2003. All prior segment information has been restated in order to present the El Centro landfill as a discontinued operation.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table ($ in thousands).

                                              Operating    Non-Operating     Discontinued
                                              Disposal       Disposal       Processing and
                                             Facilities     Facilities      Field Services    Corporate     Total
THREE MONTHS ENDED JUNE 30, 2003
--------------------------------
Revenue                                      $    11,969  $           51   $            --   $       --   $ 12,020
Direct operating cost                              5,929             127                --           --      6,056
                                             -----------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                                6,040             (76)               --           --      5,964
S,G&A                                              1,831             284                --        1,174      3,289
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                      4,209            (360)               --       (1,174)     2,675
Interest                                              --              --                --           16         16
Other income                                          26              67                --           --         93
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                        4,235            (293)               --       (1,190)     2,752
Income tax expense                                    --              --                --           63         63
Discontinued operations                               16              --              (692)          --       (676)
                                             -----------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                  4,251            (293)             (692)      (1,253)     2,013
                                             ===========  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                                    $     1,990  $            1   $            --   $        9   $  2,000
Capital Expenditures                         $     1,427  $           --   $            --   $       --   $  1,427
Total Assets                                 $    37,119  $        6,546   $         5,274   $   15,183   $ 64,122
THREE MONTHS ENDED JUNE 30, 2002 (RESTATED)
-------------------------------------------
Revenue                                      $    10,492  $          113   $            --   $       --   $ 10,605
Direct operating cost                              5,564             277                --           --      5,841
                                             -----------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                                4,928            (164)               --           --      4,764
S,G&A                                              1,442             (25)               --          790      2,207
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                      3,486            (139)               --         (790)     2,557
Interest (income)                                    231              --                --           (4)       227
Other income (expense)                                10               3                --          127        140
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations and cumulative effect of
change in accounting principle                     3,265            (136)               --         (659)     2,470
Discontinued operations                               34              --              (303)          --       (269)
                                             -----------  ---------------  ----------------  -----------  ---------
Net Income (loss)                            $     3,299  $         (136)  $          (303)  $     (659)  $  2,201
                                             ===========  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                                    $     1,281  $           --   $           107   $       15   $  1,403
Capital Expenditures                         $       566  $           --   $           235   $       --   $    801
Total Assets                                 $    43,625  $       27,491   $         9,282   $    3,722   $ 84,170


                                             Operating    Non-Operating    Discontinued
                                             Disposal     Disposal         Processing and
                                             Facilities   Facilities       Field Services    Corporate    Total
SIX MONTHS ENDED JUNE 30, 2003
------------------------------
Revenue                                      $    22,736  $           55   $            --   $       --   $ 22,791
Direct operating cost                             11,811             229                --           --     12,040
                                             -----------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                               10,925            (174)               --           --     10,751
S,G&A                                              3,657           1,801                --        2,328      7,786
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                      7,268          (1,975)               --       (2,328)     2,965
Interest                                              38              --                --           99        137
Other Income (expense)                                29              64                --           --         93


Write off of Ward Valley facility                     --          20,951                --           --     20,951
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                        7,259         (22,862)               --       (2,427)   (18,030)
Income tax expense (benefit)                          --              --                --           55         55
Discontinued operations                            4,960              --            (2,029)          --      2,931
                                             -----------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                 12,219         (22,862)           (2,029)      (2,482)   (15,154)
                                             ===========  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                                    $     3,793  $            2   $            --   $       20   $  3,814
Capital Expenditures                         $     4,063  $           23   $           451   $       --   $  4,537
Total Assets                                 $    37,119  $        6,546   $         5,274   $   15,183   $ 64,122
SIX MONTHS ENDED JUNE 30, 2002 (RESTATED)
-----------------------------------------
Revenue                                      $    23,849  $          180   $            --   $       --   $ 24,029
Direct operating cost                             11,436             580                --           --     12,016
                                             -----------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                               12,413            (400)               --           --     12,013
S,G&A                                              4,096              55                --        1,597      5,748
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                      8,317            (455)               --       (1,597)     6,265
Interest                                             441              --                --           40        481
Other income (expense)                                35            (487)               --          127       (325)
                                             -----------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations and cumulative effect of
change in accounting principle                     7,911            (942)               --       (1,510)     5,459
Discontinued operations                              224              --              (704)          --       (480)
Cumulative effect of change in
accounting principle                         $    14,983  $        1,548   $        (3,390)  $       --   $ 13,141
                                             -----------  ---------------  ----------------  -----------  ---------
Net Income (loss)                            $    23,118  $          606   $        (4,094)  $   (1,510)  $ 18,120
                                             ===========  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                                    $     3,118  $          229   $           269   $       32   $  3,648
Capital Expenditures                         $     1,559  $           --   $           247   $       --   $  1,806
Total Assets                                 $    43,675  $       27,491   $         9,282   $    3,722   $ 84,170

NOTE 5.   STOCK  OPTION  PLANS

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and six months ended June 30, 2003 and 2002:

                                                                      Three Months Ended       Six Months Ended
                                                                  ------------------------  ----------------------
                                                                     2003         2002         2003        2002
                                                                  -----------  -----------  ----------  ----------
Net income (loss), as reported                                    $    2,013   $    2,201   $ (15,154)  $  18,120
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                     (121)        (164)       (630)       (236)
                                                                  -----------  -----------  ----------  ----------
Pro forma net income (loss)                                       $    1,892   $    2,037   $ (15,784)  $  17,884
                                                                  ===========  ===========  ==========  ==========

EARNINGS (LOSS) PER SHARE:
   Basic - as reported                                            $      .12   $      .14   $    (.94)  $    1.27
                                                                  ===========  ===========  ==========  ==========
   Basic - pro forma                                              $      .11   $      .13   $    (.98)  $    1.25
                                                                  ===========  ===========  ==========  ==========
   Diluted - as reported                                          $      .11   $      .12   $    (.94)  $    1.14
                                                                  ===========  ===========  ==========  ==========
   Diluted - pro forma                                            $      .11   $      .11   $    (.98)  $    1.12
                                                                  ===========  ===========  ==========  ==========

The stock option plan summary and changes during the three and six months ended June 30 are as follows:

                                                                    Three Months Ended        Six Months Ended
                                                                 ------------------------  ------------------------
                                                                    2003         2002         2003         2002
                                                                 -----------  -----------  -----------  -----------
Options outstanding, beginning of period                          1,434,874      946,650      753,150    1,128,650
Granted                                                              55,000       50,000      813,724      130,000
Exercised                                                            (1,000)      (2,000)     (68,500)      (2,000)
Canceled                                                            (18,150)     (40,500)     (27,650)    (302,500)
                                                                 -----------  -----------  -----------  -----------
Options outstanding, end of period                                1,470,724      954,150    1,470,724      954,150
                                                                 ===========  ===========  ===========  ===========

Weighted average exercise price of options, beginning of period  $     4.03   $     3.39   $     3.42   $     2.90
Weighted average exercise price of options granted               $     2.60   $     3.92   $     4.30   $     3.16
Weighted average exercise price of options exercised             $     1.60   $     2.30   $     1.68   $     2.30
Weighted average exercise price of options canceled              $    10.13   $    12.17   $     7.72   $     2.45
Weighted average exercise price of options, end of period        $     3.90   $     3.08   $     3.90   $     3.08

Options exercisable at end of period                                902,681      844,150      865,831      844,150
                                                                 ===========  ===========  ===========  ===========

Options available for future grant at end of period                 416,776    1,108,350      416,776    1,108,350
                                                                 ===========  ===========  ===========  ===========

The following table summarizes stock options outstanding under the Company's option plans as of June 30, 2003:

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                       average                       average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
1.00 - $1.47                      4.0      119,500  $          1.33      119,500  $          1.33
1.60 - $2.25                      6.7      128,000  $          1.98      128,000  $          1.98
2.42 - $3.50                      8.9      462,329  $          2.94      259,582  $          2.89
3.75 - $5.00                      7.8      532,884  $          4.30      296,346  $          4.14
6.50                              9.6      173,011  $          6.50       43,253  $          6.50
10.13                             0.9       55,000  $         10.13       55,000  $         10.13
                                       -----------                   -----------
                                         1,470,724                       901,681
                                       ===========                   ===========

As of June 30, 2003, the 1992 Stock Option Plan for Employees had options outstanding to purchase 945,724 common shares with 92,926 shares remaining available for issuance under option grants. The 1992 Stock Option Plan for Directors had options outstanding to purchase 525,000 common shares with 360,700 shares remaining available for issuance under option grants. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended June 30 as follows:

                                                             2003        2002
                                                          ----------  ----------
         Expected volatility                                     83%         80%
         Risk-free interest rates                              3.75%       4.75%
         Expected lives                                     10 years    10 years
         Dividend yield                                           0%          0%
         Weighted-average fair value of options granted
         during the quarter (Black-Scholes)               $    2.19   $    3.29

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

The Company's net operating loss ("NOL") carry forward of approximately $30,699,000 at December 31, 2002, and $48,000,000 at June 30, 2003, begins to expire  in  the  year  2006.

At June 30, 2003, the Company has approximately $25,000,000 of deferred tax assets and a corresponding valuation allowance which reduces the net deferred tax asset to $8,284,000. $8,284,000 represents the expected utilization of deferred tax assets in the foreseeable future.

On March 26, 2003, the Company wrote off $20,951,000 in Ward Valley, California disposal site development costs and therefore does not expect to realize previously estimated taxable income in 2003. Management expects the $8,284,000 of deferred tax asset to be realized in the years subsequent to 2003, and therefore classified the total net deferred tax asset as a long term asset on its balance sheet.

NOTE 7.   LITIGATION

Significant developments have occurred on the following legal matters since December 31, 2002:

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million. The suit stems from the State's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. California law requires the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the State and entered a ground lease.

The State successfully defended the license against court challenges and, until Governor Gray Davis took office, actively pursued conveyance of the site from the federal government. In September 2000, the Superior Court granted California's motion to dismiss all causes of action, which the Company appealed. In September 2001, the California Fourth Appellate District Court remanded the case for trial on promissory estoppel grounds. The case was tried in Superior Court for the County of San Diego during February and March 2003.

On March 26, 2003, the Superior Court issued a Statement of Decision finding that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The latter finding was based on actions the Court concluded had created obstacles to an agreement between the federal government and the State to convey the site. The Court also found that key elements of the Company's promissory estoppel claim had been proven at trial. Specifically, the Court ruled that the State made a clear and unambiguous promise to US Ecology in 1988 to use its best efforts to acquire the site, that Governor Davis' administration abandoned this promise, and that the Company's reliance on the State's promise was reasonable and foreseeable. However, the Court found that the State's breach of its best efforts promise was not a substantial factor in causing damages to US Ecology since the federal government had continued to resist the land transfer.

Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset at March 31, 2003.

On May 2, 2003, the Company filed a motion to vacate and enter new judgment with the trial court, arguing that the March 26 decision misapplied the law to the facts. On May 30, 2003, this motion was denied without comment. On June 26, the Company filed a notice of appeal with the California Fourth Appellate District Court.

The Company's financial interest in the pending claim against the State was improved by an amendment to the November 13, 1998 Ward Valley Interest Agreement and Assignment entered into by American Ecology and its former primary lender. This amendment, entered into by the Company and the successor in interest to that lender on June 27, 2003, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and expenses relating to the pending claim. Thereafter, any remaining amount recovered shall be divided equally between the Company and the former lender.
The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

In early July, the Company engaged the law firm of Cooley Godward on a fixed price plus contingency basis to pursue the appeal, paying the fixed fee at the time of engagement. A briefing schedule has not been set.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff seeks unspecified damages for infringement, treble damages, interest, costs and attorney fees. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Manchak appealed; however, plaintiff failed to timely file its appellant's brief and the Company moved to dismiss the appeal. On July 2, 2003, the US Court of Appeals for the Federal Circuit granted the Company's motion to dismiss, and denied plaintiff's request for an extension of time and relief from page/word brief limitations. On July 20, 2003 the plaintiff filed a motion for reconsideration with the appellate court. In January 2003, the Company filed a motion to recover legal fees and expenses. This motion was denied, which the Company is appealing.

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

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

On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The $6.2 million contribution is included within the balance sheet amount of $6,478,000 of capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals.

The case was argued before the Eight Circuit on June 12, 2003. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE NO. 2000-092, 4TH JUDICIAL DISTRICT COURT, RUSK COUNTY, TEXAS
----

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. The Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003 the court granted this motion and dismissed the adult plaintiffs. Seven minors and one intervenor remain party to the lawsuit. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter subject to the Company's $250,000 deductible, which has been fully accrued in prior periods.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan. The Plan provides for selected participants to receive bonuses based on pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with maximum bonus payments in any one year of $1,125,000 if pre-tax operating income exceeds $12,000,000.

In February 2003, the Company entered into employment agreements with four key executive employees. The agreements expire December 31, 2004 and 2005, and provide for aggregate minimum annual salaries of $639,000.

On May 21, 2003, the Company met with representatives of the insurance company that provides closure/post closure insurance to discuss policy renewal. The Company's current set of primary financial assurance policies expire September 27, 2003. To address risk-related concerns raised by the insurance carrier, the Company is proposing to increase collateral from the $1,150,000 currently provided through a standby letter of credit to $4,000,000 over the next five years, primarily in cash. The Company expects the insurance company to respond to the proposal in August, 2003. No assurance can be given that the Company's proposal will be accepted or that higher collateral amounts will be required.

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

In further accordance with FAS 143, upon calculation of the asset retirement obligation the Company also recorded an associated asset for the retirement obligation. This asset is amortized over the estimated useful life of the related long-lived asset. FAS 143 allows for the aggregation of certain assets in calculating and subsequently amortizing this asset. During the fourth quarter of 2002, the Company reassessed its methodology of applying FAS 143 and disaggregated certain individual facility assets. In recalculating the overall asset under the revised methodology, the Company recorded a $3,182,000 reduction with no corresponding change in the recorded liability. Consequently, the initial 2002 gain on implementation of the new accounting standard recorded in the first quarter of 2002 was reduced by $3,182,000, and the amortization associated with the asset was reduced from what was previously recorded during the first three quarters of 2002. The following restatements were made to account for this change in FAS 143 implementation methodology (in thousands):

                                           3 Months Ending    Six Months Ending
                                            June 30, 2002       June 30, 2002
                                           ----------------  -------------------
Reported Net Income                        $          2,175  $           21,252
Effect of Restatement:
   Cumulative Effect of Accounting Change                --              (3,182)
   Amortization                                          26                  50
                                           ----------------  -------------------
Restated Net Income                        $          2,201  $           18,120
                                           ================  ===================

Reported Diluted EPS                       $            .12  $             1.34
Effect of Restatement:
   Cumulative Effect of Accounting Change                --                (.20)
   Amortization                                          --                  --
                                           ----------------  -------------------
Restated EPS                               $            .12  $             1.14
                                           ================  ===================

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

                                 Accrued Closure and      Closure Obligation of Assets    Total Closure and Post
                               Post Closure Obligation      Held for Sale or Closure       Closure Obligations
                              -------------------------  ------------------------------  ------------------------
December 31, 2002 obligation  $                 10,200   $                       6,560   $                16,760
Accretion of obligation                            477                              65                       542
Payment of obligation                             (449)                             --                      (449)
Adjustment of obligation                           133                          (1,107)                     (974)
                              -------------------------  ------------------------------  ------------------------
June 30, 2003 obligation      $                 10,361   $                       5,498   $                15,859
                              =========================  ==============================  ========================

On February 13, 2003, the Company sold substantially all of the assets of the El Centro landfill. The sale included transfer of the accrued landfill closure and post closure obligation, which was $1,107,000 at the date of the sale.

At June 30, 2003, $244,000 of pledged cash and investment securities were legally restricted. The pledged cash has been set aside to settle any closure and post closure obligations that are not directly paid by the Company.

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

On March 28, 2003 the Company exercised an early buyout of the operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment at the discontinued Oak Ridge facility.

NOTE 12.  DISCONTINUED OPERATIONS

As of June 30, 2003, "Assets held for sale or closure" consisted of certain assets at the El Centro municipal waste disposal facility, which the Company sold to a wholly-owned subsidiary of Allied Waste Industries, Inc. on February 13, 2003, and the assets and liabilities of the discontinued Oak Ridge processing and field services operations classified as "Held for sale or closure". Accordingly, the revenue, costs and expenses and cash flows for the El Centro landfill and Oak Ridge processing and Field Services operations have been excluded from continuing operations results and reported as "Income (loss) from discontinued operations" and "Net cash used by discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of June 30, 2003 are as follows (in thousands):

                                      Processing and Field   El Centro Disposal    Total Assets Held
                                        Services Facility         Facility        for Sale or Closure
                                      ---------------------  -------------------  --------------------
Current assets
--------------
    Current assets                    $               3,166  $               350  $              3,516
    Property & equipment, net                           552                   --                   552
                                      ---------------------  -------------------  --------------------
                                                      3,718                  350                 4,068
                                      =====================  ===================  ====================
Non-current assets
------------------
    Property, plant & equipment, net                  1,509                   --                 1,509
    Other                                                48                  682                   730
                                      ---------------------  -------------------  --------------------
                                                      1,557                  682                 2,239
                                      =====================  ===================  ====================
Current liabilities
-------------------
    Accounts payable & accruals                       5,252                    6                 5,258
    Current portion long term debt                       64                   --                    64
                                      ---------------------  -------------------  --------------------
                                                      5,316                    6                 5,322
                                      =====================  ===================  ====================
Non-current liabilities
-----------------------
    Closure/post closure obligations                  5,517                   --                 5,517
    Long-term debt                                       44                   --                    44
    Other                                                10                   --                    10
                                      ---------------------  -------------------  --------------------
                                                      5,571                   --                 5,571
                                      =====================  ===================  ====================

Operating results for the discontinued operations were as follows for three and six months ending June 30:

                                     Processing and Field    El Centro Disposal    Total Discontinued
($in thousands)                      Services Operations          Facility             Operations
                                    ----------------------  --------------------  --------------------
Three Months Ending June 30, 2003
---------------------------------
Revenues, net                       $               1,240   $                --   $             1,240
Operating income (loss)                              (690)                   (3)                 (693)
Net income (loss)                                    (692)                   16                  (676)
Basic earnings (loss) per share                      (.04)                   --                  (.04)
Diluted earnings (loss) per share                    (.04)                   --                  (.04)

Three Months Ending June 30, 2002
---------------------------------
Revenues, net                       $               5,579   $               597   $             6,176
Operating income (loss)                              (214)                  139                   (75)
Net income (loss)                                    (303)                   34                  (269)
Basic earnings (loss) per share                      (.02)                   --                  (.02)
Diluted earnings (loss) per share                    (.02)                   --                  (.02)


Six Months Ending June 30, 2003
-------------------------------
Revenues, net                       $               2,019   $               469   $             2,488
Operating income (loss)                            (1,793)                   74                (1,719)
Net income (loss)                                  (2,029)                4,960                 2,931
Basic earnings (loss) per share                      (.12)                  .30                   .18
Diluted earnings (loss) per share                    (.12)                  .30                   .18

Six Months Ending June 30, 2002
-------------------------------
Revenues, net                       $               9,913   $             1,216   $            11,129
Operating income (loss)                              (479)                  295                  (184)
Net income (loss)                                    (704)                  224                  (480)
Basic earnings (loss) per share                      (.05)                  .02                  (.03)
Diluted earnings (loss) per share                    (.05)                  .02                  (.03)


El  Centro  Disposal  Facility.  On  February  13, 2003, the Company sold the El
------------------------------
Centro municipal and industrial waste landfill to a subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. Under the Agreement, Allied will pay the Company minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 in royalties, it no longer has an obligation to pay annual minimum royalties, but will still be required to pay royalties if disposal volumes exceed a minimum volume threshold. The Purchase Agreement provides incentives for Allied to bring Texas Class 1 industrial waste to the Company's adjacent hazardous waste facility, and for the Company to utilize the El Centro landfill.

The Company sold $7,047,000 of Property and equipment in exchange for $10,000,000 of Cash, royalties valued at $858,000, and the assumption by Allied of $1,098,000 of closure liabilities. A gain of $4,909,000 was recognized in discontinued operations related to this sale.

The royalties, valued at $858,000, represent the present value of 5 years of minimum royalty payments. Annual payments in excess of $215,000 or payments subsequent to 2007 would be included in Other income at the time of their receipt. This royalty represents substantially all of the assets held by the discontinued El Centro disposal facility.

While the El Centro disposal facility is currently classified as a discontinued operation, royalty payments are expected to be received for at least five years. After fiscal year 2003 the El Centro disposal facility should realize interest income and other income from the royalty payments which would not be classified as discontinued operations due to their recurring nature.

For segment reporting purposes, El Centro landfill operating results were previously classified as "Operating Disposal Facilities".

Oak  Ridge  Processing  Facility  and  Field Services.  During 2002, the Company
-----------------------------------------------------
offered for sale its LLRW Processing Facility and Field Services operations based in Oak Ridge, TN, but was unable to consummate a sale based on continuing commercial operations. On December 27, 2002, the Company discontinued commercial waste processing. Since that time, the Company has devoted its primary efforts to removing accumulated waste from the facility to prepare the facility for sale. Removal of all customer waste from the facility was completed during July 2003. The majority had been shipped off site for processing and disposal as of June 30, 2003. Detailed information on the exact amount and character of waste removed at the time of shipment was used to refine initial waste disposition cost estimates. This resulted in an additional accrual of $911,000 for the three months ending March 31, 2003 and an additional $465,000 for the three months ending June 30, 2003.

On June 16, 2003, the Company formally began discussions with a potential buyer of the Oak Ridge facility. A non-binding letter of intent has been entered into, based on sale of the facility's assets, including licenses, for a nominal sales price along with buyer assumption of specified liabilities. The sale is contingent upon numerous items of which a satisfactory radiological characterization of the facility is a primary consideration. There is no assurance that the Company will be able to sell the Oak Ridge facility on terms favorable to the Company.

On March 28, 2003, the Company recorded an additional impairment charge of $225,000 on certain Oak Ridge equipment acquired under the early buyout of an operating lease.

On December 27, 2002, management informed all Oak Ridge employees that the Company was discontinuing commercial processing at the Oak Ridge facility and implemented a substantial reduction in the facility's labor force. Terminated union employees were compensated for prior service, provided health coverage through January 31, 2003, and presented with a proposed severance package. Terminated non-union employees were paid severance in accordance with written Company policy. For employees covered under the collective bargaining agreement, the Company entered into good faith severance negotiations with union representatives. The Company met on several occasions with the union to negotiate severance. Both sides amended their original proposals during these negotiations with a severance package being accepted in principle on July 12, 2003. On July 16, 2003, a final written agreement was executed which provides $152,000 of severance to the terminated union employees and a release from all claims related to their employment with the Company.


Costs incurred at the Oak Ridge facility to remove waste and prepare the facility for sale during the three and six months ended June 30, 2003 are summarized as follows: (in thousands $000)

                                                              Three Months   Six Months
                                                              -------------  -----------
Net operating costs in excess of previous accrual             $         227  $       428
Additional impairment of property and equipment                          --          225
Increase in estimated cost for disposal of waste at facility            465        1,376
                                                              -------------  -----------

Disposal costs for the period ended June 30, 2003             $         692  $     2,029
                                                              =============  ===========

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($in thousands)                  December 31, 2002  Cash Payments   Adjustments  June 30, 2003
                                 -----------------  --------------  -----------  -------------
Waste disposal liability                     1,827         (1,301)        3,703          4,229
On-site discontinued operation
  cost liability                             1,800         (1,509)          428            719

The Adjustments represent differences between the estimated costs accrued at December 31, 2002 and the actual costs incurred during 2003 and changes in estimated future costs for waste disposal. The Adjustments amount in the above rollforward is different from the Income statement amount due to discontinued operations revenue realized by the Company upon disposal of customer waste.

NOTE 13.  FACILITY DEVELOPMENT COSTS

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off its entire $20,951,000 Ward Valley deferred site development asset following an adverse trial court decision which cast substantial doubt on the Company's ability to recover its investment in the project. The decision to accrue costs or write off assets is based upon the specific facts and circumstances pertaining to each case and management's evaluation of present circumstances. See Note 7.

The Company continues to believe that the facility development costs which were capitalized for development of the proposed Butte, Nebraska disposal facility will be realized, although no assurance can be given that a favorable trial court decision will be affirmed on appeal. See Note 7.

NOTE 14.  SUBSEQUENT EVENTS

On July 7, 2003 the Company received a check for $645,000 of a $740,000 federal income tax receivable. The remaining income tax receivable of $95,000 plus additional accrued interest is still in the refund process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, the ability to sell Oak Ridge processing facility assets, compliance with and changes to applicable laws, regulations and permits, exposure to litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor disputes, general economic conditions, and loss or diminution of major contracts. The Form 10-K for the year ending December 31, 2002 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimates," "project," "plans," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on management's current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2002.

Unless otherwise described, changes discussed relate to the increase or decrease from the three and six month period ended June 30, 2002 to the three and six month period ended June 30, 2003.

INTRODUCTION
------------

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to nuclear power plants, petro-chemical refineries, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's four fixed waste disposal facilities. The Company and its predecessors have been in business for 51 years.

OVERALL  COMPANY  PERFORMANCE
-----------------------------

The Company's financial performance for the three and six months ended June 30, 2003 was weaker than the first and second quarters of 2002. Quarter to quarter comparisons are affected by a single large project undertaken in early 2002, higher 2003 litigation expenses, costs related to discontinuation of the Company's Oak Ridge, Tennessee low-level radioactive waste processing and field services business, a significant gain on sale of assets in early 2003, and changes in accounting to comply with recently issued Financial Accounting Standards. These factors are further discussed below.

Ward  Valley  Litigation  Expenses:  Due  to  the adverse California state court
----------------------------------
decision on March 26, 2003, the Company wrote off $20,951,000 of facility development costs for the Ward Valley project. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $288,000 and $1,786,000 were incurred and included in SG&A during the three and six months, respectively, ending June 30, 2003. The Company has appealed the Ward Valley ruling, but expects the appeal cost to be minimal based on a fixed price legal representation agreement entered in July, 2003 for the appeal.

Army  Corps  of  Engineers Fort Greely, Alaska Project:  The Company performed a
-------------------------------------------------------
$3,850,000 waste packaging and disposal project during the quarter ended March 31, 2002 which represented 29% of first quarter 2002 revenues. This large project was not replaced by like business in the first quarter of 2003.

FAS 143: The Company implemented FAS 143 on January 1, 2002.  FAS 143 requires a
--------
liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. The implementation of FAS 143 resulted in a $13,141,000 cumulative effect of change in accounting principle gain during the quarter ended March 31, 2002.

Sale  of  El  Centro:  On  February  13,  2003,  the  Company sold the El Centro
---------------------
municipal waste landfill to Allied Waste and recognized a $4,909,000 gain on sale. This gain was included in discontinued operations during the quarter ended March 31, 2003.

Oak  Ridge  Disposal  Plan:  On  December  27,  2002,  the  Company discontinued
---------------------------
operations at the Oak Ridge facility and recognized $7,018,000 of additional estimated costs required under its asset and liability disposal plan. During the three and six months ended June 30, 2003, the Company identified or incurred an additional $692,000 and $2,029,000, respectively, in costs required to remove accumulated waste from the facility and prepare the facility for sale. This primarily reflects more accurate information on the specific quantity and type of waste which became available when specific wastes were prepared for shipment to off-site service providers.

A significant portion of the Company's revenue is attributable to discrete waste clean-up projects ("Event Business"). The project-specific nature of the Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter swings, depending on the relative contribution from Event Business. Management's strategy is to expand its recurring customer business ("Base Business") while simultaneously securing both large and small event projects. Management believes that by structuring its operating costs so that the Company's Base Business covers fixed costs, much of the Event Business revenue will fall through to the bottom line. This strategy takes advantage of the high fixed cost nature of the disposal business.

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

DISPOSAL  FACILITY  ACCOUNTING

In general terms, a disposal cell development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space has been filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

- Personnel and equipment costs incurred to construct disposal cells are capitalized as a cell development asset.

- The cell development asset is amortized as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account waste volume, compaction rates and space reserved for capping filled cells.

- The closure liability is the present value based on a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor filled disposal units. Management estimates the timing of payment and then accretes the current cost estimate by an estimated cost of living (1.5%), and then discounts (9.3%) the accreted current cost estimate back to a present value. The final payments of the closure liability are estimated as being paid in 2056 based upon current permitted capacity and estimated annual usage.

ACCOUNTING FOR DISCONTINUED OPERATIONS
Accounting for discontinued operations requires numerous subjective and complex judgments, estimates and assumptions that materially affect financial results and position of discontinued operations.

At December 27, 2002, the Company discontinued operation of its former Processing and Field Services segment in Oak Ridge, Tennessee facility. The discontinued operations were accounted for under Emerging Issues Task Force Issue No 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires a liability to be recognized at the time that the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which requires a liability to be recognized at the time that the liability is incurred. FAS 146 is required for exit activities entered into after December
31, 2002 and was optional for exit activities prior to December 31, 2002. Approximately $1,800,000 of liabilities was recognized as of December 31, 2002 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002.

The Company has recognized $692,000 and $1,804,000 in incremental liabilities and $0 and $225,000 for impairment of equipment as of the three and six months ending June 30, 2003, respectively, relating to discontinuation of its Oak Ridge LLRW Processing and Field Services operations. The Oak Ridge facility was cleared of remaining customer waste in July 2003. Due to the ongoing status of efforts to prepare the facility for sale, the cost estimate for exit from the segment may change, potentially by a material amount.

LITIGATION

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off $20,951,000 due to an adverse trial court decision which cast substantial doubt on the Company's ability to recover its investment in the Ward Valley project. The decision to accrue costs or write off assets is based upon the specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES

The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's belief that due to a history of tax losses and the previously weak financial condition and prospects for the business, it would likely not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance is based on management's contemporaneous evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. During 2002, the Company assessed the valuation allowance and reversed approximately
$8,284,000 of the valuation allowance that the Company expected to utilize in the foreseeable future. During the three months ended March 31, 2003, the Company reclassified the entire net deferred tax asset as long term, given that no taxable income is expected during 2003 due to the impact of the write off of the Ward Valley Project.

PROJECT  ACCOUNTING

The Company has performed relatively large, fixed fee and long-duration remediation projects through the Company's discontinued Oak Ridge Field Services Division. Securing contracts to perform work required the Company to make assumptions regarding job duration, percentage of completion for waste processing, and disposal costs that would not be known until the actual project was complete. Differences between estimated and actual cost to remove, process and arrange final disposal of contaminated material can vary widely, resulting in potentially significant changes in individual project profit or loss. As of June 30, 2003, the Company is awaiting final payment on a Field Service project completed earlier in the year. Although no remediation work remains, completion of several contract requirements may positively or negatively impact the results of discontinued operations.

RESULTS  OF  OPERATIONS
-----------------------


The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

                                                   Three Months Ended                     Six Months Ended
                                        ------------------------------------  ---------------------------------------
                                                              (Restated)                              (Restated)
($in 000's)                               June 30, 2003      June 30, 2002       June 30, 2003       June 30, 2002
                                        -----------------  -----------------  -------------------  ------------------
                                           $        %         $        %          $         %         $         %
                                        -------  --------  -------  --------  ---------  --------  --------  --------
Revenue                                  12,020             10,605              22,791              24,029
Direct operating costs                    6,056     50.4%    5,841     55.1%    12,040      52.8%   12,016      50.0%
                                        -------            -------            ---------            --------

Gross profit                              5,964     49.6%    4,764     44.9%    10,751      47.2%   12,013      50.0%
SG & A                                    3,289     27.4%    2,207     20.8%     7,786      34.2%    5,748      23.9%
                                        -------            -------            ---------            --------

Income from operations                    2,675     22.3%    2,557     24.1%     2,965      13.0%    6,265      26.1%

Investment income                            22      0.2%       16      0.2%        22       0.1%       27       0.1%
Interest expense                             38      0.3%      243      2.3%       159       0.7%      508       2.1%
Loss on write off of Ward Valley             --      0.0%       --      0.0%    20,951      91.9%       --       0.0%
Other income (expense)                       93      0.8%      140      1.3%        93       0.4%     (325)     -1.4%
                                        -------            -------            ---------            --------

Net income (loss) before income
taxes                                     2,752     22.9%    2,470     23.3%   (18,030)    -79.1%    5,459      22.7%
Income tax expense                           63      0.5%       --      0.0%        55       0.2%       --       0.0%
                                        -------            -------            ---------            --------

Net income (loss) before discontinued
operations and cumulative effect of
accounting change                         2,689     22.4%    2,470     23.3%   (18,085)    -79.4%    5,459      22.7%
                                        =======            =======            =========            ========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002
-------------------------------------------------------

REVENUE
-------

For the three months ended June 30, 2003, the Company reported consolidated revenue of $12,020,000, a 13% increase from the $10,605,000 reported for the same period in 2002. During the three months ending June 30, 2003 and 2002, $3,702,000 and 742,000 or 31% and 7% of revenue, respectively, represented work performed under contract with the U.S. Army Corps of Engineers. The Corps of Engineers and other federal agencies continue to ship waste under this contract to the Company's Grand View, Idaho treatment and disposal facility.

Operating  Disposal  Facilities
-------------------------------
The Richland, Washington LLRW disposal facility's revenue increased $745,000 for the three months ended June 30, 2003 from the same period in 2002. The increase in revenue was primarily due to disposal of a relatively high radiation level shipment during June 2003. While a significant portion of the Richland facility's revenue is fixed due to its regulated rate structure, during the fourth quarter of 2002 the Company hired an experienced salesperson to improve unregulated revenues at the site. Second quarter 2003 unregulated revenues increased $174,000 to $305,000 from first quarter 2003 unregulated revenues of $131,000.

At the Grand View, Idaho disposal facility, revenue increased $2,767,000 or 77% from the same period last year. During the second quarter, the facility disposed of 87,000 tons of material, primarily waste from the Army Corps of Engineers contract. It is expected that the Army Corps of Engineers and other federal agencies will continue to ship significant volumes under this contract to the facility throughout 2003. The Company has also entered into a significant
"Event"  business  contract  for  work expected to be completed before year end.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue decreased $316,000 for the three months ended June 30, 2003 from the same period in 2002. The decrease in revenue was primarily due to decreased volumes of waste due to general economic weakness, resulting in little "Event" business to be competed for. The Company continues its efforts to increase revenue at the facility through focused sales efforts. Revenue is not expected to increase significantly, however, until the economy improves.

At the Robstown, Texas hazardous treatment and disposal facility, revenue decreased $1,719,000 for the three months ended June 30, 2003 from the same period in 2002. The decrease in revenue was primarily due to reduced "Event" business, including a large steel mill clean-up project performed during the second quarter 2002. General economic weakness was also a factor. The Company continues its efforts to increase revenue and throughput at this facility, primarily focusing on operational improvements and focused sales efforts. Revenue is not expected to increase significantly, however, until the economy improves.

DIRECT  OPERATING  COSTS
------------------------

For the three months ended June 30, 2003, consolidated direct operating costs increased 4% to $6,056,000 (50% of revenue) compared to $5,841,000 (55% of revenue) for the same period in 2002. The relatively lower direct operating costs reflect the high fixed cost nature of the disposal business (direct costs do not materially vary with changes in revenue). The Company continues its efforts to minimize direct costs through operational improvements.

Operating  Disposal  Facilities
-------------------------------

A decrease in direct operating costs at the Robstown, Texas disposal facility during the three months ended June 30, 2003 was offset by higher direct operating costs at the Grand View, Idaho facility. Direct costs at the Richland, Washington and Beatty, Nevada facilities essentially remained flat. The increase in direct operating costs at Grand View was due to increased volumes of waste received. Conversely, the decrease in the direct operating costs at the Robstown facility was largely due to decreased volumes of waste processed and disposed of.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily engineering consulting costs required to meet regulatory agency requirements, and labor costs required to perform remedial work and safely close the facilities subsequent to operational use. For the three months ended June 30, 2003 and 2002, the Company reported $24,000 and $283,000 of expenses related to licensing facilities for initial use and $104,000 and $19,000 of costs in 2003 and 2002 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

For the quarter, the higher revenue combined with relatively lower direct costs generated improved gross profit and gross margin. Gross profit for the quarter was $6.0 million or 50% of revenue, compared with gross profit of $4.8 million or 45% of revenue during the same quarter last year. Increased revenue at the Grand View and Richland facilities allowed the Company to take advantage of the relatively fixed cost nature of the business and get more 'fall through.' Of the $1.4 million increase in revenue, $1.2 million was reflected in gross profit for the quarter.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the three months ended June 30, 2003, the Company reported SG&A of $3,289,000 (27% of revenue), a 49% increase from the $2,207,000 (21% of revenue) for the same three months of 2002. The increase in SG&A resulted from a number of factors including $290,000 of legal fees in second quarter 2003 associated with the Ward Valley trial, contrasted with $255,000 of legal and state fee refunds and $200,000 of reversed legal fee accruals that reduced second quarter 2002 SG&A. Company efforts to refocus operations and consolidate administrative activities have incurred incremental costs. On May 6, 2003, the Company implemented a new information systems upgrade at two of its hazardous waste treatment and disposal facilities with a third facility upgraded on July 24, 2003. Management believes that implementation of an enhanced information system platform along with the recently completed centralized accounting will increase operational efficiency and improve the availability and timeliness of financial and management information.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to protect the Company's investment in proposed new disposal sites in Ward Valley, California and Butte, Nebraska, and legal and engineering consulting costs to meet obligations at facilities subsequent to operational use. For the three months ended June 30, 2003 and 2002, the Company reported $284,000 and ($25,000) of SG&A expenses at Non Operating Disposal Facilities with substantially all of the 2003 expenses being legal costs associated with the Ward Valley litigation. The credit in second quarter 2002 SG&A expenses reflects actual legal fees being less than the previously estimated and accrued legal fees related to the litigation settled in 2002.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND 2002
-----------------------------------------------------

REVENUE
-------

For the six months ended June 30, 2003, the Company reported consolidated revenue of $22,791,000, 5% lower than the $24,029,000 reported for the same period in 2002. During the six months ending June 30, 2003 and 2002, $7,858,000 and 6,871,000 or 35% and 29% of revenue, respectively, represented work performed under contract with the U.S. Army Corps of Engineers. During the six months ending June 30, 2003, 10% of revenue represented work performed for Nucor Steel Company.

Operating  Disposal  Facilities
-------------------------------
At the Company's Grand View, Idaho disposal facility, revenue increased $3,909,000 or 47% over the same six months last year. During the first six months of 2003, the facility disposed of 165,000 tons of material, mostly under the Army Corps of Engineers contract, including increased shipments from both the Army and other federal agencies utilizing the contract. It is expected that the Army and other federal agencies will continue to ship significant volumes of material to the facility throughout 2003.

The Richland, Washington facility's revenue decreased $2,463,000 for the six months ended June 30, 2003 from the same period in 2002. The decrease in revenue was primarily due to a 3,850,000 clean-up project performed for the Army Corps of Engineers unrelated to the Company's Idaho site contract during the first quarter of 2002 which was not replaced by a like project in 2003. A significant portion of the Richland facility's revenue is fixed due to a stipulated rate agreement entered with the Washington Utility and Transportation Commission. During the fourth quarter of 2002 the Company hired an experienced salesperson to improve unregulated revenues at the site. The hiring of this sales person resulted in higher unregulated revenues for the six months, as this part of the business recorded revenue growth of $437,000 as of June 30, 2003.

In the six months ending June 30, 2003, revenue at the Beatty, Nevada disposal facility was $119,000 lower than the same six months in 2002, primarily due to decreased volumes of waste received for disposal. As general economic weakness has continued, less waste has been produced and fewer remedial projects have occurred. The Beatty site continues to experience transportation and state tax disadvantages when competing for large remedial projects and base business customers in the southern California industrial waste market.

At the Robstown, Texas hazardous treatment and disposal facility, revenue decreased $2,440,000 for the six months ended June 30, 2003 from the same period in 2002. The decrease in revenue was primarily due to reduced event business. Like Richland, a large first half 2002 event project was not replaced in 2003. General economic weakness was also a factor. The Company continues its efforts to increase revenue and throughput at this facility, primarily focusing on operational improvements and focused sales efforts. Site revenue is not expected to increase significantly, however, until the economy improves.

DIRECT  OPERATING  COSTS
------------------------

For the six months ended June 30, 2003, consolidated direct operating costs increased less than 1% to $12,040,000 (53% of revenue) compared to $12,016,000 (50% of revenue) in the same period in 2002. The small change in direct operating costs largely reflect the high fixed cost nature of the disposal business (direct costs do not materially vary due to revenue). The Company continues its efforts to minimize direct costs through operational improvements.

Operating  Disposal  Facilities
-------------------------------

A decrease in direct operating costs at the Robstown, Texas disposal facility during the six months ended June 30, 2003 was offset by higher direct operating costs at the Grand View, Idaho facility. Direct costs at the Richland, Washington and Beatty, Nevada facilities essentially remained flat. The increase in direct operating costs at Grandview was due to increased volumes of waste. Conversely, the decrease in the direct operating costs at the Robstown facility was due to decreased volumes of waste.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal and engineering consulting costs required to maintain licenses and labor costs required to remediate and safely close facilities subsequent to operational use. For the six months ended June 30, 2003 and 2002, the Company reported $24,000 and $470,000 of expenses related to licensing facilities for initial use and $206,000 and $137,000 in 2003 and 2002 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

For the six months ending June 30, gross profit decreased to $10.7 million (47% of revenue) from $12 million (50% of revenue) during the same six months last year. The decreased gross profit in the first six months of 2003 reflected a large project at the Company's Richland facility that was not replaced. This Richland project accounted for more than $2 million of gross profit in the first half of 2002.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the six months ended June 30, 2003, the Company reported SG&A of $7,786,000 (34% of revenue), a 35% increase from the $5,748,000 (24% of revenue) for the same six months of 2002. The primary increase in SG&A is due to $1,790,000 in 2003 legal and related fees associated with the Ward Valley state court trial. The Company has invested in centralization, and staffing upgradesand expects to continue to do so for the remainder of 2003

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
---------------------------------------------------------------

INVESTMENT  INCOME
------------------

For the six months ended June 30, 2003, the Company earned $22,000 of investment income, down from $27,000 in the same period of 2002. Investment income is earnings on cash balances, restricted investments, and notes receivable of which the Company traditionally maintains minimal amounts and are a function of prevailing market rates. The Company received approximately $10,000,000 from the February 13, 2003 sale of the El Centro municipal waste landfill. This cash was utilized to support operations, for capital expenditures and to fund the retirement of Series D Preferred Stock and accrued dividends. The balance has been maintained in very short term investments. Based on anticipated cash balances and low interest rates, the Company does not anticipate significant investment income in the future.

INTEREST  EXPENSE
-----------------

For the three months ended June 30, 2003, the Company reported interest expense of $38,000, a decrease of $205,000 from the corresponding period in 2002. The primary cause of this decrease is the refinancing of the $8,500,000 industrial revenue bond ("IRB") for the Grand View, Idaho facility, which bore an interest rate of 8.25%. The IRB was substantially refinanced on November 1, 2002 through a $7,000,000, five year, fully amortizing term loan from the Company's primary lender, Wells Fargo Bank. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. For the three and six months ended June 30, 2003, the interest rate paid on the majority of the outstanding term loan was 3.7%. Additional reductions in interest expense are attributable to management's initiative to retire high cost debt, with no new debt being incurred other than periodic short term borrowings under the line of credit.

OTHER  INCOME  (LOSS)
---------------------

Other Income is composed of the following ($ in thousands):

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                          2003             2002           2003            2002
                                                    -----------------  ------------  ---------------  -------------
Litigation accrual related to GM settlement         $              --  $         --  $            --  $       (740)
Payment received on National Union settlement                      --            --               --           250
Other litigation related settlements                               --           100               --           100
Insurance claim refunds                                            --             2               --            27
Data processing services                                            8            27                8            27
Cash receipts for sale or rent of property rights                  80            --               80            --
Other miscellaneous income, net                                     5            11                5            11
                                                    -----------------  ------------  ---------------  -------------

Total other income (loss)                           $              93  $        140  $            93  $       (325)
                                                    =================  ============  ===============  =============


INCOME TAXES
------------

The components of the income tax provision (benefit) were as follows (in thousands):

                                Three Months Ended June 30,      Six Months Ended June 30,
                                   2003             2002           2003            2002
                             -----------------  ------------  ---------------  ------------
State tax expense (benefit)  $              63  $         --  $            55  $         --
                             =================  ============  ===============  ============

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

During  the  quarter  ended  March  31,  2003,  the Company wrote off its entire
$20,951,000 Ward Valley asset. This large write off effectively assures the Company of a tax loss in 2003. Due to this expected loss, the $8,284,000 net deferred tax asset has been classified as long term. Management expects to realize a portion of this asset in 2004.

The net operating loss carry forward is approximately $48,000,000 at June 30, 2003. Of this carry forward, approximately $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020.

SEASONAL  EFFECTS
-----------------

Operating revenues are generally lower in the winter months than the warmer summer months when short duration, one-time remediation projects tend to occur. However, both disposal and processing revenue are more affected by market conditions than seasonality.

CAPITAL  RESOURCES  AND  LIQUIDITY
----------------------------------

At June 30, 2003, cash and cash equivalents totaled $4,750,000, an increase of $4,615,000 from December 31, 2002. The increase in cash was primarily due to the sale of El Centro for $10,000,000 in cash. The Company expects reductions in cash balances during the remainder of 2003 as cash is utilized for new disposal cell construction at its Grand View, Idaho facility and disposal of waste removed from the Oak Ridge, Tennessee facility. Also, in September of 2003, the Company's insurance policy for financial assurance at its hazardous waste disposal facilities expires. It is expected that the cost and cash collateral requirements to renew this insurance will increase. Depending on collateral requirements, the new terms could have a material, adverse impact on the Company's available cash.

On February 28, 2003, the Company repurchased all 100,001 shares of Series D Preferred Stock outstanding for a net cash outflow of $2,800,000 after netting out $3,525,000 in cash received for 2,350,000 common shares issued upon exercise of the Series E Warrants. Repurchase of the Series D Preferred Stock eliminated an 8 3/8% debt instrument due to the preferred stockholders and removed the potential dilution that the conversion of these shares would have had on common stockholders. In addition to regularly scheduled debt payments, the Company early retired $1,014,000 of relatively high cost debt in the first six months of 2003 and retired an additional $658,000 of debt secured by equipment included in the sale of El Centro. These preferred stock and debt reduction actions reflect continuing management initiatives to improve the Company's balance sheet and maximize asset utilization.

On March 28, 2003 the Company exercised an early buyout of an operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment utilized at the discontinued Oak Ridge facility which was included in the early lease buyout.

The early lease buyout accomplished three objectives. The primary objective was to repay Wells Fargo Bank $500,000 required by the Bank as a condition for their approving the repurchase of the Series D Preferred Stock. In addition, the Company cleared title to certain leased equipment at the Oak Ridge facility to support ongoing efforts to sell the facility. Lastly, buyout of the operating lease eliminated an expensive source of capital, improving the Company's overall cost of capital.

During the first six months of 2003, the Company's days sales outstanding ("DSO") decreased to 73 days at June 30, 2003, compared to 77 days at December 31, 2002. Continued improvements in cash and receivable balances are a priority objective. The Company expects that implementation of its new information system and the hiring of a credit and collections manager will improve DSO in the second half of 2003.

As of June 30, 2003 the Company's liquidity, as measured by the current ratio, decreased to 1.4 to 1.0 from 1.5 to 1.0 at December 31, 2002. Likewise, the Company's reported working capital decreased to $5,287,000 at June 30, 2003 from $8,087,000 on December 31, 2002. The primary reasons for the decrease in working capital were the repurchase of the Series D Preferred Stock, which resulted in a net cash outflow of $2,800,000, the retirement of debt, and $3,151,000 in capital expenditures paid for with cash. The majority of these capital expenditures were devoted to construction of new disposal capacity at the Grand View, Idaho facility.

The Company's leverage, as evidenced by debt to equity ratio, has increased since December 31, 2002. The debt to equity ratio increased to 1.3:1.0 at June 30, 2003, compared to 0.9:1.0 at fiscal year-end 2002. The increase in the Company's debt to equity ratio was caused by the $20,951,000 write off of the Ward Valley asset, which outweighed the Company's repayment of approximately $6,600,000 in liabilities during the first six months of 2003. The debt to equity ratio is defined as total liabilities divided by shareholders equity

On June 30, 2003, the Company had in place a $6,000,000 revolving line of credit with Wells Fargo Bank in Boise, Idaho maturing June 15, 2004. The line of credit is secured by the Company's accounts receivable. At June 30, 2003 and December 31, 2002, the outstanding balance on the revolving line of credit was $0 and $603,000, respectively. The Company borrows and repays according to business demands and availability of cash. It currently reserves $1,400,000 as a letter of credit used as collateral for an insurance policy and a lien bond.

Management estimates total capital expenditure needs for 2003 of approximately $8,600,000. Along with the normal upgrading and replacement of aging assets, a $4,500,000 expansion of disposal capacity at the Grand View, Idaho facility is projected to be completed in the third quarter of 2003.

The Company's Oak Ridge facility continues to require cash. Usage of cash is expected to increase as waste shipped off site is disposed of and billed. At June 30, 2003, the Company's Oak Ridge facility had liabilities expected to be paid in 2003 of $5,300,000.

The Company believes that cash on hand and cash flow from operations, augmented as needed by periodic borrowings under the line of credit, will be sufficient to meet the Company's cash needs for the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets as the amount held is traditionally the minimum requirement imposed by insurance or government agencies. At June 30, 2003, $244,000 is held in short term pledged investment accounts and $740,000 in tax refunds is due from the Federal Government. Together these items earn interest at approximately 5%, and comprise 1.5% of assets. An additional $4,500,000 is held in short term investments with the majority expected to be utilized by the Company in 2003 for scheduled capital expenditures and payment of accrued liabilities.

The Company does have interest rate risk on debt instruments. On October 28, 2002, the Company substantially refinanced the 8.25% fixed rate $8,500,000
Industrial Revenue Bond with a $7,000,000 five year term loan from the Company's primary lender. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. At June 30, 2003 the interest rate incurred by the Company was 3.7% on the outstanding term loan balance of $6,183,000. As of June 30, 2003, each 1% change in the term loan interest rate would result in an annual $59,000 change in interest expense.

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

(b) The Company maintains a system of internal controls that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending June 30, 2003, there were no significant changes to internal controls or in other factors that could significantly affect these internal controls.

PART II OTHER INFORMATION.
--------------------------
ITEM 1.   LEGAL PROCEEDINGS.

Significant developments have occurred on the following legal matters since December 31, 2002:

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million. The suit stems from the State's abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. California law requires the state to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. In 1993, US Ecology obtained a license from the State and entered a ground lease.

The State successfully defended the license against court challenges and, until Governor Gray Davis took office, actively pursued conveyance of the site from the federal government. In September 2000, the Superior Court granted California's motion to dismiss all causes of action, which the Company appealed. In September 2001, the California Fourth Appellate District Court remanded the case for trial on promissory estoppel grounds. The case was tried in Superior Court for the County of San Diego during February and March 2003.

On March 26, 2003, the Superior Court issued a Statement of Decision finding that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The latter finding was based on actions the Court concluded had created obstacles to an agreement between the federal government and the State to convey the site. The Court also found that key elements of the Company's promissory estoppel claim had been proven at trial. Specifically, the Court ruled that the State made a clear and unambiguous promise to US Ecology in 1988 to use its best efforts to acquire the site, that Governor Davis' administration abandoned this promise, and that the Company's reliance on the State's promise was reasonable and foreseeable. However, the Court found that the State's breach of its best efforts promise was not a substantial factor in causing damages to US Ecology since the federal government had continued to resist the land transfer.

Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset at March 31, 2003.

On May 2, 2003, the Company filed a motion to vacate and enter new judgment with the trial court, arguing that the March 26 decision misapplied the law to the facts. On May 30, 2003, this motion was denied without comment. On June 26, the Company filed a notice of appeal with the California Fourth Appellate District Court.

The Company's financial interest in the pending claim against the State was improved by an amendment to the November 13, 1998 Ward Valley Interest Agreement and Assignment entered into by American Ecology and its former primary lender. This amendment, entered into by the Company and the successor in interest to that lender on June 27, 2003, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and expenses relating to the pending claim. Thereafter, any remaining amount recovered shall be divided equally between the Company and the former lender.
The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

In early July, the Company engaged the law firm of Cooley Godward on a fixed price plus contingency basis to pursue the appeal, paying the fixed fee at the time of engagement. A briefing schedule has not been set.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff seeks unspecified damages for infringement, treble damages, interest, costs and attorney fees. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Manchak appealed; however, plaintiff failed to timely file its appellant's brief and the Company moved to dismiss the appeal. On July 2, 2003, the US Court of Appeals for the Federal Circuit granted the Company's motion to dismiss, and denied plaintiff's request for an extension of time and relief from page/word brief limitations. On July 20, 2003 the plaintiff filed a motion for reconsideration with the appellate court. In January 2003, the Company filed a motion to recover legal fees and expenses. This motion was denied, which the Company is appealing.

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

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

On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The $6.2 million contribution is included within the balance sheet amount of $6,478,000 of capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals.

The case was argued before the Eight Circuit on June 12, 2003. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE NO. 2000-092, 4TH JUDICIAL DISTRICT COURT, RUSK COUNTY, TEXAS
----

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. The Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003 the court granted this motion and dismissed the adult plaintiffs. Seven minors and one intervenor remain party to the lawsuit. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter subject to the Company's $250,000 deductible, which has been fully accrued in prior periods.

ITEM 2.   CHANGES IN SECURITIES AND USE O  PROCEEDS.

On February 28, 2003, the Company repurchased all 100,001 shares of Series D Preferred Stock for the original sales price of $47.50 a share plus accrued but unpaid dividends of $16.56 a share. A total cost of $6,406,000 was incurred to complete the repurchase.

During  February,  2003,  three  remaining  Series  E  warrant holders exercised
2,350,000 Series E warrants with an exercise price of $1.50 per share. Consequently, the Company issued 2,350,000 shares of common stock and received $3,525,000 in cash. There are no Series E warrants outstanding.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 29, 2003. On the record date of March 31, 2003 there were 16,960,901 shares of common stock. At the meeting the Company's nominees for Director were all elected to the Board, the selection of Moss Adams LLP as the Company's independent auditor was ratified, and the 1992 Employee Stock Option Plan was extended for 10 years. The voting on the three items was as follows:

Nominee for Director                                     For      Withheld
----------------------------------------------------  ----------  ---------
David B. Anderson                                     16,200,174     86,511
Rotchford L. Barker                                   16,255,261     31,424
Roy C. Eliff                                          15,838,324    448,361
Edward F. Heil                                        12,903,286  3,383,399


Roger P. Hickey                                       16,259,624     27,061
Stephen A. Romano                                     16,133,791    152,894
Stephen M. Schutt                                     16,200,184     86,501

Ratification of Moss Adams LLP
------------------------------

For                                                   16,230,665
Against                                                    9,033
Abstain                                                   46,987

10 Year Extension of 1992 Employee Stock Option Plan
----------------------------------------------------

For                                                   16,082,980
Against                                                  161,529
Abstain                                                   42,176


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed as part of this report:

Exhibit 31.1 Certification of June 30, 2003 Form 10-Q by Chief Executive Officer dated August 12, 2003
Exhibit 31.2 Certification of June 30, 2003 Form 10-Q by Chief Financial Officer dated August 12, 2003
Exhibit 32.1 Certification of June 30, 2003 Form 10-Q by Chief Executive Officer dated August 12, 2003
Exhibit 32.2 Certification of June 30, 2003 Form 10-Q by Chief Financial Officer dated August 12, 2003

     (b)  Reports  on  Form  8-K.

               On April 28, 2003, the Company issued an 8-K to announce first quarter 2003 earnings.
               On July 28, 2003, the Company issued an 8-K to announce second quarter 2003 earnings.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN ECOLOGY CORPORATION
                                         (Registrant)


Date:  August 12, 2003                   By: /s/ Stephen A. Romano
                                         ---------------------------------------
                                         Stephen A. Romano
                                         President, Chief Executive Officer
                                         and Chief Operating Officer

Date:  August 12, 2003                   By: /s/ James R. Baumgardner
                                         ---------------------------------------
                                         James R. Baumgardner
                                         Senior Vice President, Chief Financial
                                         Officer, Secretary and Treasurer

                                  EXHIBIT INDEX


Exhibit                          Description
-------                          -----------

Exhibit 31.1 Certification of June 30, 2003 Form 10-Q by Chief Executive Officer dated August 12, 2003
Exhibit 31.2 Certification of June 30, 2003 Form 10-Q by Chief Financial Officer dated August 12, 2003
Exhibit 32.1 Certification of June 30, 2003 Form 10-Q by Chief Executive Officer dated August 12, 2003
Exhibit 32.2 Certification of June 30, 2003 Form 10-Q by Chief Financial Officer dated August 12, 2003