Form 10-Q
period 2003-09-30
AMERICAN ECOLOGY CORP
filed 2003-11-14
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from _____________________to_____________________


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

At November 12, 2003 Registrant had outstanding 16,972,946 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION



                                                                            PAGE
Item 1.     Financial Statements

            Consolidated Balance Sheets
              (Unaudited)                                                     4

            Consolidated Statements of Operations
              (Unaudited)                                                     5

            Consolidated Statements of Cash Flows
              (Unaudited)                                                     6

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       28

Item 4.     Controls and Procedures                                          28


                          PART II.   OTHER INFORMATION


Item 1.     Legal Proceedings                                                28

Item 2.     Changes in Securities and Use of Proceeds                        30

Item 3.     Defaults Upon Senior Securities                                  30

Item 4.     Submission of Matters to a Vote of Security Holders              30

Item 5.     Other Information                                                30

Item 6.     Exhibits and Reports on Form 8-K                                 31

            Signatures                                                       31

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


AUDITOR
-------
Moss Adams LLP
1001 Fourth Avenue, Suite 2900
Seattle, WA 98154

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.

                                            AMERICAN ECOLOGY CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                       ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                            September 30,2003    December 31, 2002
                                                                           -------------------  -------------------
                                                                               (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                $            6,503   $              135
  Receivables, net                                                                     13,425               10,460
  Income taxes receivable                                                                   1                  740
  Prepayments and other                                                                 1,257                  498
  Deferred income taxes                                                                    --                2,745
  Assets held for sale or closure                                                       1,845               10,722
                                                                           -------------------  -------------------
    Total current assets                                                               23,031               25,300

Cash and investment securities, pledged                                                   244                  244
Property and equipment, net                                                            28,017               26,998
Facility development costs                                                              6,478               27,430
Deferred income taxes                                                                   8,284                5,539
Other assets                                                                               53                  129
Assets held for sale or closure                                                         2,254                1,485
                                                                           -------------------  -------------------
    Total Assets                                                           $           68,361   $           87,125
                                                                           ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                        $            1,494   $            1,985
  Accounts payable                                                                      3,599                2,192
  Accrued liabilities                                                                   6,080                4,166
  Accrued closure and post closure obligation, current portion                            882                  882
  Income taxes payable                                                                     --                   23
  Current liabilities of assets held for sale or closure                                3,662                7,965
                                                                           -------------------  -------------------
    Total current liabilities                                                          15,717               17,213

Revolving line of credit                                                                   --                  603
Long term accrued liabilities                                                             470                2,372
Long term debt                                                                          4,567                5,972
Accrued closure and post closure obligation, excluding current portion                  9,364                9,318
Liabilities of assets held for sale or closure, excluding current portion               5,114                5,699
                                                                           -------------------  -------------------
    Total liabilities                                                                  35,232               41,177
                                                                           -------------------  -------------------

Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized,
     Designated as follows:
       Series D cumulative convertible preferred stock, $.01 par value,
       0 and 100,001 shares issued and outstanding;                                        --                    1
  Common stock, $.01 par value, 50,000,000 authorized, 16,967,946
    and 14,539,264 shares issued and outstanding                                          170                  145
  Additional paid-in capital                                                           54,686               55,789
  Accumulated deficit                                                                 (21,727)              (9,987)
                                                                           -------------------  -------------------
    Total stockholders' equity                                                         33,129               45,948
                                                                           -------------------  -------------------
Total Liabilities and Stockholders' Equity                                 $           68,361   $           87,125
                                                                           ===================  ===================


See notes to consolidated financial statements.

                                                   AMERICAN ECOLOGY CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                              ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                 Three Months Ended Sept 30,        Nine Months Ended Sept 30,
                                                                    2003             2002             2003             2002
                                                              ----------------  ---------------  ---------------  ---------------
                                                                                  (Restated)                        (Restated)
Revenue                                                       $        17,324   $       11,048   $       40,115   $       35,077
Direct operating costs                                                 10,383            6,417           22,423           18,433
                                                              ----------------  ---------------  ---------------  ---------------

Gross profit                                                            6,941            4,631           17,692           16,644
Selling, general and administrative expenses                            3,302            2,691           11,088            8,439
                                                              ----------------  ---------------  ---------------  ---------------
Income from operations                                                  3,639            1,940            6,604            8,205

Interest income                                                           312                7              334               31
Interest expense                                                           60              221              219              726
Loss on write off of Ward Valley facility development costs                --               --           20,951               --
Other income (loss)                                                        20               35              113             (290)
                                                              ----------------  ---------------  ---------------  ---------------

Net income (loss) before income tax, discontinued
operations, and cumulative effect of change in accounting
principal                                                               3,911            1,761          (14,119)           7,220
Income tax expense (benefit)                                               18             (226)              73             (226)
                                                              ----------------  ---------------  ---------------  ---------------

Net income (loss) before discontinued operations and
cumulative effect of change in accounting principal                     3,893            1,987          (14,192)           7,446
Gain (loss) from discontinued operations -
El Centro Landfill                                                        (15)             178            4,945              497
(Loss) from discontinued operations - Oak Ridge
LLRW Facility                                                            (400)          (1,099)          (2,429)          (1,898)
                                                              ----------------  ---------------  ---------------  ---------------

Net Income (loss) before cumulative effect of change in
accounting principle                                                    3,478            1,066          (11,676)           6,045
Cumulative effect of change in accounting principle                        --               --               --           13,141
                                                              ----------------  ---------------  ---------------  ---------------

Net income (loss)                                                       3,478            1,066          (11,676)          19,186
Preferred stock dividends                                                  --              100               64              297
                                                              ----------------  ---------------  ---------------  ---------------

Net income (loss)  available to common shareholders           $         3,478   $          966   $      (11,740)  $       18,889
                                                              ================  ===============  ===============  ===============

Basic earnings (loss) from continuing operations                          .23              .12             (.86)             .51
Basic earnings (loss) from discontinued operations                       (.02)            (.06)             .15             (.10)
Basic earnings from cumulative effect of
accounting change                                                          --               --               --              .92
                                                              ----------------  ---------------  ---------------  ---------------
Basic earnings (loss) per share                               $           .21   $          .06   $         (.71)  $         1.33
                                                              ================  ===============  ===============  ===============

Diluted earnings (loss) from continuing operations                        .22              .12             (.86)             .45
Diluted earnings (loss) from discontinued operations                     (.02)            (.06)             .15             (.09)
Diluted earnings from cumulative effect of
accounting change                                                          --               --               --              .83
                                                              ----------------  ---------------  ---------------  ---------------
Diluted earnings (loss) per share                             $           .20   $          .06   $         (.71)  $         1.19
                                                              ================  ===============  ===============  ===============

Dividends paid per common share                               $            --   $           --   $           --   $           --
                                                              ================  ===============  ===============  ===============


See notes to consolidated financial statements.

                                  AMERICAN ECOLOGY CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED, $ IN 000'S)

                                                               Nine Months Ended September 30,
                                                           -------------------------------------
                                                                 2003                2002
                                                           -----------------  ------------------
Cash flows from operating activities:                                             (Restated)
  Net income (loss)                                        $        (11,676)  $          19,186
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
  Depreciation, amortization and accretion                            5,324               4,480
  (Income) loss from discontinued operations                         (2,516)              1,401
  Cumulative effect of change in accounting principle                    --             (13,141)
  Write off of Ward Valley project                                   20,951                  --
Changes in assets and liabilities:
  Receivables                                                        (2,907)                167
  Other assets                                                         (758)               (287)
  Accounts payable and accrued liabilities                            3,011              (4,076)
  Closure and post closure obligation                                  (803)               (789)
  Income taxes payable                                                  716                (230)
                                                           -----------------  ------------------
    Net cash provided by operating activities                        11,342               6,711

Cash flows from investing activities:
  Capital expenditures                                               (4,941)             (2,469)
                                                           -----------------  ------------------
    Net cash used by investing activities                            (4,941)             (2,469)

Cash flows from financing activities:
  Payments of indebtedness                                           (2,667)             (6,072)
  Retirement of series D preferred stock                             (6,406)                 --
  Stock options and warrants exercised                                3,671               1,133
                                                           -----------------  ------------------
    Net cash provided by (used in) financing activities              (5,402)              4,939
                                                           -----------------  ------------------

Increase (Decrease) in cash and cash equivalents                        999                (697)
Net cash provided by (used in) discontinued operations                5,369                (335)
Cash and cash equivalents at beginning of period                        135               4,217
                                                           -----------------  ------------------
Cash and cash equivalents at end of period                 $          6,503   $           3,185
                                                           =================  ==================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                 $            219   $             726
  Income taxes paid                                                      96                   4
Non-cash investing and financing activities:
  Stock issuance-director's compensation                                 30                  44
  Assets acquired through capital lease                                 167                  --
  Preferred stock dividends accrued                                      --                 297
  Transfer of prepaid assets to settle closure liability                 --                 462


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

The  previously reported 2002 quarterly information has been restated.  See Note
9.

Certain reclassifications of prior quarter amounts have been made to conform to current quarter presentation, none of which affect previously recorded net income.

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

                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                         ------------------------  -----------------------
           ($in thousands except per share amounts)                         2003         2002         2003        2002
                                                                         -----------  -----------  ----------  -----------
                                                                                       (Restated)               (Restated)
Income (loss) before discontinued operations and cumulative
    effect of accounting change                                          $    3,893   $    1,987   $ (14,192)  $    7,446
Income (loss) from operations of discontinued segments                         (415)        (921)      2,516       (1,401)
Cumulative effect of accounting change                                           --           --          --       13,141
                                                                         -----------  -----------  ----------  -----------
Net income (loss)                                                             3,478        1,066     (11,676)      19,186
Preferred stock dividends                                                        --          100          64          297
                                                                         -----------  -----------  ----------  -----------
Net income (loss) available to common shareholders                       $    3,478   $      966   $ (11,740)  $   18,889
                                                                         ===========  ===========  ==========  ===========

Weighted average shares outstanding-
  Common shares                                                              16,974       14,518      16,473       14,236
Effect of dilutive shares
  Series E Warrants                                                              --        1,015          --          948
  Chase Bank Warrants                                                           732          583          --          544
  Stock Options                                                                 172          120          --          109
                                                                         -----------  -----------  ----------  -----------

Average shares                                                               17,878       16,236      16,473       15,837
                                                                         ===========  ===========  ==========  ===========
Basic earnings (loss) per share from continuing operations               $      .23   $      .12   $    (.86)  $      .51
Basic earnings (loss) per share from discontinued operations                   (.02)        (.06)        .15         (.10)
Basic earnings per share from cumulative effect of accounting change             --           --          --          .92
                                                                         -----------  -----------  ----------  -----------
Basic earnings (loss) per share                                          $      .21   $      .06   $    (.71)  $     1.33
                                                                         ===========  ===========  ==========  ===========

Diluted earnings (loss) per share from continuing operations             $      .22   $      .12   $    (.86)  $      .45
Diluted earnings (loss) per share from discontinued operations                 (.02)        (.06)        .15         (.09)
Diluted earnings per share from cumulative effect of accounting change           --           --          --          .83
                                                                         -----------  -----------  ----------  -----------
Diluted earnings (loss) per share                                        $      .20   $      .06   $    (.71)  $     1.19
                                                                         ===========  ===========  ==========  ===========

NOTE 3.  EQUITY

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock") that were later retired in 1998. The Series E Preferred Stock carried warrants ("Series E Warrants") to purchase 3,000,000 shares of common stock with a $1.50 per share exercise price. In April 2002 one Series E holder exercised 650,000 warrants, then in February 2003, the remaining 2,350,000 Series E Warrants were exercised. The Company issued 2,350,000 shares of common stock and received $3,525,000 in cash. No Series E warrants are now outstanding.

In September 1995, the Board of Directors authorized issuance of 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock"), which were sold in a private offering to present and past members of the Board of Directors. In 1999, one Series D holder converted 5,263 preferred shares to 69,264 common shares. Each of the remaining 100,001 shares of Series D Preferred Stock was convertible at any time at the option of the holder into 17.09 shares of common stock, which was equivalent to a conversion price of $3.71 per share due to dilution by subsequent sales of common stock.

In January 2003, the Company offered to repurchase all outstanding Series D Preferred Stock for the original sales price of $47.50 a share plus accrued but unpaid dividends. Repurchase was subject to approval by the Company's Board of Directors and primary bank. The offer was accepted by all Series D holders and approved by the Board of Directors and the bank. On February 28, 2003, the Company repurchased the remaining 100,001 shares of Series D Preferred Stock for $47.50 a share plus accrued but unpaid dividends of $16.56 a share, for a total payment of $6,406,000.

NOTE  4.  OPERATING  SEGMENTS

The Company operates with two segments based on its internal reporting structure and nature of services offered, Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facility segment includes facilities accepting industrial, hazardous and radioactive waste. The Non-Operating Disposal Facility segment includes facilities that are no longer accepting waste, no longer owned by the Company, or represent proposed new disposal site development projects presently under litigation.

On December 27, 2002, the Company discontinued commercial operations in its Low Level Radioactive Waste ("LLRW") Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material. All prior segment information has been restated in order to present the operations at the Oak Ridge facility, including the former Field Services division, as discontinued operations.

Effective December 31, 2002, the Company classified the El Centro municipal landfill as an asset held for sale due to the expected sale of the facility, which occurred on February 13, 2003. All prior segment information has been restated in order to present the El Centro landfill as a discontinued operation.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table ($ in thousands).

                                                    Operating      Non-Operating      Discontinued
                                                     Disposal         Disposal       Processing and
                                                    Facilities       Facilities      Field Services    Corporate     Total
-----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------
Revenue                                           $       17,319   $             5   $            --   $       --   $ 17,324
Direct operating cost                                     10,260               123                --           --     10,383
                                                  ---------------  ----------------  ----------------  -----------  ---------
Gross profit (loss)                                        7,059              (118)               --           --      6,941
S,G&A                                                      1,820                 1                --        1,481      3,302
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) from operations                              5,239              (119)               --       (1,481)     3,639
Interest expense (income)                                      1                --                --         (253)      (252)
Other income                                                  (1)               21                --           --         20
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                                5,237               (98)               --       (1,228)     3,911
Income tax expense                                            --                --                --           18         18
Discontinued operations                                      (15)               --              (400)          --       (415)
                                                  ---------------  ----------------  ----------------  -----------  ---------
Net Income (loss)                                          5,222               (98)             (400)      (1,246)     3,478
                                                  ===============  ================  ================  ===========  =========
Depreciation, amortization, and accretion         $        1,495   $             4   $            --   $       10   $  1,509
Capital Expenditures                              $        1,790   $            --   $            --   $       --   $  1,790
Total Assets                                      $       41,021   $         6,517   $         4,099   $   16,724   $ 68,361
-----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002 (RESTATED)
------------------------------------------------
Revenue                                           $       10,954   $            94   $            --   $       --   $ 11,048
Direct operating cost                                      5,953               464                --           --      6,417
                                                  ---------------  ----------------  ----------------  -----------  ---------
Gross profit (loss)                                        5,001              (370)               --           --      4,631
S,G&A                                                      1,560               (42)               --        1,089      2,691
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) from operations                              3,441              (412)               --       (1,089)     1,940
Interest expense (income)                                    214                --                --           --        214
Other income (expense)                                        32                 2                --            1         35
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                                3,259              (410)               --       (1,088)     1,761
Income tax expense (benefit)                                  --                --                --         (226)      (226)
Discontinued operations                                      273                --            (1,194)          --       (921)
                                                  ---------------  ----------------  ----------------  -----------  ---------
Net Income (loss)                                 $        3,532   $          (410)  $        (1,194)  $     (862)  $  1,066
                                                  ===============  ================  ================  ===========  =========
Depreciation, amortization, and
accretion                                         $        1,571   $           114   $           137   $       17   $  1,839
Capital Expenditures                              $          708   $             6   $            79   $       30   $    823
Total Assets                                      $       46,214   $        27,544   $         7,840   $    5,823   $ 87,421

                                                    Operating      Non-Operating      Discontinued
                                                     Disposal         Disposal       Processing and
                                                    Facilities       Facilities      Field Services    Corporate     Total
-----------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------
Revenue                                           $       40,055   $            60   $            --   $       --   $ 40,115
Direct operating cost                                     22,071               352                --           --     22,423
                                                  ---------------  ----------------  ----------------  -----------  ---------
Gross profit (loss)                                       17,984              (292)               --           --     17,692
S,G&A                                                      5,477             1,802                --        3,809     11,088
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) from operations                             12,507            (2,094)               --       (3,809)     6,604
Interest expense (income)                                     39                --                --         (154)      (115)
Other Income (expense)                                        28                85                --           --        113


Write off of Ward Valley facility                             --            20,951                --           --     20,951
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                               12,496           (22,960)               --       (3,655)   (14,119)
Income tax expense (benefit)                                  --                --                --           73         73
Discontinued operations                                    4,945                --            (2,429)          --      2,516
                                                  ---------------  ----------------  ----------------  -----------  ---------
Net Income (loss)                                         17,441           (22,960)           (2,429)      (3,728)   (11,676)
                                                  ===============  ================  ================  ===========  =========
Depreciation, amortization, and accretion         $        5,398   $             6   $            --   $       30   $  5,434
Capital Expenditures                              $        5,853   $            23   $           451   $       --   $  6,327
Total Assets                                      $       41,021   $         6,517   $         4,099   $   16,724   $ 68,361

-----------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002 (RESTATED)
-----------------------------------------------
Revenue                                           $       34,803   $           274   $            --   $       --   $ 35,077
Direct operating cost                                     17,389             1,044                --           --     18,433
                                                  ---------------  ----------------  ----------------  -----------  ---------
Gross profit (loss)                                       17,414              (770)               --           --     16,644
S,G&A                                                      5,656                97                --        2,686      8,439
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) from operations                             11,758              (867)               --       (2,686)     8,205
Interest expense                                             655                --                --           40        695
Other income (expense)                                        67              (485)               --          128       (290)
                                                  ---------------  ----------------  ----------------  -----------  ---------
Income (loss) before income tax,
discontinued operations and
cumulative effect of change in
accounting principle                                      11,170            (1,352)               --       (2,598)     7,220
Income tax expense (benefit)                                  --                --                --         (226)      (226)
Discontinued operations                                      497                --            (1,898)          --     (1,401)
Cumulative effect of change in
accounting principle                              $       14,983   $         1,548   $        (3,390)  $       --   $ 13,141
                                                  ---------------  ----------------  ----------------  -----------  ---------
Net Income (loss)                                 $       26,650   $           196   $        (5,288)  $   (2,372)  $ 19,186
                                                  ===============  ================  ================  ===========  =========
Depreciation, amortization, and
accretion                                         $        4,689   $           343   $           406   $       49   $  5,487
Capital Expenditures                              $        2,279   $             6   $           314   $       30   $  2,629
Total Assets                                      $       46,214   $        27,544   $         7,840   $    5,823   $ 87,421

NOTE  5.  STOCK  OPTION  PLANS

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and nine months ended September 30, 2003 and 2002:

                                                                      Three Months Ended       Nine Months Ended
                                                                   -----------------------  -----------------------
                                                                      2003        2002         2003        2002
                                                                   ----------  -----------  ----------  -----------
Net income (loss), as reported                                     $    3,478  $    1,066   $ (11,676)  $   19,186
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                     (127)         (47)       (885)        (283)
                                                                   ----------  -----------  ----------  -----------
Pro forma net income (loss)                                        $   3,351   $    1,019   $ (12,561)  $   18,903
                                                                   ==========  ===========  ==========  ===========

EARNINGS (LOSS) PER SHARE:
   Basic - as reported                                             $     .21   $      .06   $    (.71)  $     1.33
                                                                   ==========  ===========  ==========  ===========
   Basic - pro forma                                               $     .20   $      .06   $    (.77)  $     1.31
                                                                   ==========  ===========  ==========  ===========
   Diluted - as reported                                           $     .20   $      .06   $    (.71)  $     1.19
                                                                   ==========  ===========  ==========  ===========
   Diluted - pro forma                                             $     .19   $      .06   $    (.77)  $     1.17
                                                                   ==========  ===========  ==========  ===========

The stock option plan summary and changes during the three and nine months ended
September  30  are  as  follows:

                                                                    Three Months Ended         Nine Months Ended
                                                                 ------------------------  ------------------------
                                                                    2003         2002         2003         2002
                                                                 -----------  -----------  -----------  -----------
Options outstanding, beginning of period                          1,470,724      954,150      753,150    1,128,650
Granted                                                                  --       17,500      813,724      147,500
Exercised                                                                --     (105,500)     (68,500)    (107,500)
Canceled                                                             (2,000)    (101,000)     (29,650)    (403,500)
                                                                 -----------  -----------  -----------  -----------
Options outstanding, end of period                                1,468,724      765,150    1,468,724      765,150
                                                                 ===========  ===========  ===========  ===========

Weighted average exercise price of options, beginning of period  $     3.90   $     3.08   $     3.42   $     2.90
Weighted average exercise price of options granted               $       --   $     2.66   $     4.30   $     1.92
Weighted average exercise price of options exercised             $       --   $     1.27   $     1.68   $     1.29
Weighted average exercise price of options canceled              $     2.30   $     1.27   $     7.35   $     2.16
Weighted average exercise price of options, end of period        $     3.90   $     3.56   $     3.90   $     3.56

Options exercisable at end of period                                936,692      764,650      936,692      764,650
                                                                 ===========  ===========  ===========  ===========

Options available for future grant at end of period                 418,776    1,191,850      418,776    1,191,850
                                                                 ===========  ===========  ===========  ===========

The following table summarizes stock options outstanding under the Company's option plans as of September 30, 2003:

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                      average                       average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
$1.00 - $1.47                     3.7      119,500  $          1.33      119,500  $          1.33
$1.60 - $2.25                     6.4      127,000  $          1.99      127,000  $          1.99
$2.42 - $3.50                     8.6      461,329  $          2.94      271,769  $          2.89
$3.75 - $5.00                     7.6      532,884  $          4.30      311,731  $          4.15
   $6.50                          9.4      173,011  $          6.50       51,692  $          6.50
  $10.13                          0.7       55,000  $         10.13       55,000  $         10.13
                                       -----------                   -----------
                                        1,468,724                       936,692
                                       ===========                   ===========

As of September 30, 2003, the 1992 Stock Option Plan for Employees had options outstanding to purchase 943,724 common shares with 98,076 shares remaining available for issuance under option grants. The 1992 Stock Option Plan for Directors had options outstanding to purchase 525,000 common shares with 320,700 shares remaining available for issuance under option grants. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with 2003 assumptions of a ten year option term, volatility of 83-105% and a discount rate of 3.75-4.25%.

NOTE 6.   INCOME TAXES

Income tax expense differs from that calculated using applicable income tax rates to pretax income due primarily to the presence of net operating loss carry-forwards and a valuation allowance.

The Company has historically recorded a valuation allowance for certain deferred tax assets due to inherent uncertainties regarding future operating results, and limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. During 2002, the Company reevaluated the deferred tax asset valuation allowance and determined it was "more likely than not" that a portion of the deferred tax asset would be realizable. Consequently, the Company decreased the portion of the valuation allowance related to its operating facilities.

The Company's net operating loss ("NOL") carry forward is approximately $44,000,000 at September 30, 2003. Of this carry forward, approximately $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020

At September 30, 2003, the Company had approximately $24,000,000 of deferred tax assets and a corresponding valuation allowance of $15,761,000, leaving a net deferred tax asset of $8,284,000 representing the expected utilization of deferred tax assets in the foreseeable future.

On March 26, 2003, the Company wrote off $20,951,000 in Ward Valley, California disposal site development costs and therefore does not expect to realize previously estimated taxable income in 2003. Management expects the $8,284,000 of deferred tax asset to be realized in years subsequent to 2003, and has classified the total net deferred tax asset as a long term asset on its balance sheet.

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

On May 2, 2003, the Company filed a motion to vacate and enter new judgment with the trial court, arguing that the March 26 decision misapplied the law to the facts. On May 30, 2003, this motion was denied without comment. On June 26, 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court.

The Company's financial interest in the pending claim against the State was improved by an amendment to the November 13, 1998 Ward Valley Interest Agreement and Assignment entered into by American Ecology and its former primary lender. This June 27, 2003 amendment, entered into by the Company and the successor in interest to that lender, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and expenses relating to the case. Thereafter, any remaining amount recovered shall be divided equally between the Company and the former lender. The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

In early July, the Company engaged the law firm of Cooley Godward on a fixed price plus contingency basis to pursue the appeal, paying the fixed fee at the time of engagement. A briefing schedule has not been set. No assurance can be given that the Company will prevail on appeal or reach a settlement to recover any portion of its investment.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Manchak appealed; however, plaintiff failed to timely file its appellant's brief and the Company moved to dismiss the appeal. On July 2, 2003, the US Court of Appeals for the Federal Circuit granted the Company's motion to dismiss, and denied plaintiff's request for an extension of time and relief from page/word brief limitations. On July 20, 2003 the plaintiff filed a motion for reconsideration with the appellate court and later filed for en banc review by the Court of Appeals for the Federal Circuit. Both the motion for reconsideration and en banc review were denied by the Court of Appeals on September 3, 2003. The Company considers the matter closed.

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

The CIC sought to recover contributions made by the utilities and US Ecology to the CIC for pre-licensing project costs of approximately $95 million and $6.2 million, respectively, and removal of the State of Nebraska from the licensing process. The Eighth Circuit Court of Appeals subsequently dismissed the utilities' and US Ecology's independent claims against Nebraska for breach of the good faith provision of the Compact, and for denial of due process based on sovereign immunity. The utilities and US Ecology subsequently filed cross claims against the CIC for breach of contract and the imposition of a constructive trust.

On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The $6.2 million contribution is included in the balance sheet amount of $6,478,000 of capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals.

The case was argued before the Eighth Circuit on June 12, 2003. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL., CAUSE  NO. 2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK  COUNTY,  TEXAS
----

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. The Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003, the court granted this motion and dismissed the adult plaintiffs. Seven minors and one intervenor remain party to the lawsuit. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter subject to the Company's $250,000 deductible, which has been fully accrued in prior periods.

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

In February 2003, the Company entered into employment agreements with four executive employees. The agreements expire December 31, 2004 and 2005, and provided for aggregate minimum annual salaries of $639,000. On September 30, 2003, the Company terminated the employment of one of the four executives and recognized $235,000 in expenses for payroll and related benefits. At September 30, 2003 the commitment for the three remaining employment contracts is for aggregate minimum annual salaries of $484,000.

The Company's primary financial assurance policies expired on September 27, 2003, but were extended to December 19, 2003. As part of the extension, the Company was required to increase the collateral for the policies from $1,150,000 to $3,258,000. The Company issued an irrevocable standby letter of credit in favor of the insurance company to meet its collateral obligation. The Company is negotiating with the insurance company to extend the financial policies. If the current policies are not renewed or replaced by December 19, 2003, the insurance company may require additional collateral. No assurance can be given that the Company will reach agreement with the insurance company.

While the Company has been negotiating with the insurance company for renewal of the financial assurance policies, the total value of the policies has decreased from $51,000,000 at December 31, 2002 to $32,000,000 at September 30, 2003 due
to the sale of the Company's El Centro Municipal Landfill, and performance of closure work at several Company facilities covered by the financial assurance.

The Company's contract with the US Army Corps of Engineers (USACE) expires during the second quarter of 2004 unless extended for an additional 5 years at the option of the USACE. While the Company believes that the USACE will extend the contract for an additional 5 years, there is no assurance that the contract will be extended.

NOTE 9.  ACCOUNTING CHANGES AND RESTATEMENT

Effective  January  1,  2002,  the  Company  implemented  Statement of Financial

Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS
143) under the early adoption provisions. FAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations, and an associated asset to be recognized as part of the carrying amount of the underlying asset. Previously the Company recorded a closure and post closure obligation for the pro-rata amount of space used of the total permitted space available. On January 1, 2002, in accordance with FAS 143, this obligation was valued at the current closure cost, increased by a cost of living adjustment for the estimated time of payment, and discounted back to its present value.

In further accordance with FAS 143, upon calculation of the asset retirement obligation the Company also recorded an associated asset for the retirement obligation. This asset is amortized over the estimated useful life of the related long-lived asset. FAS 143 allows aggregation of certain assets in calculating and subsequently amortizing this asset. During the fourth quarter of 2002, the Company reassessed its methodology for applying FAS 143 and disaggregated certain individual facility assets. In recalculating the overall asset under the revised methodology, the Company recorded a $3,182,000 reduction with no corresponding change in the recorded liability. Consequently, the initial 2002 gain on implementation of the new accounting standard recorded in the first quarter of 2002 was reduced by $3,182,000, and the amortization associated with the asset was reduced from what was previously recorded during the first three quarters of 2002. The following restatements were made to account for this change in FAS 143 implementation methodology (in thousands):

                                             3 Months Ending     Nine Months Ending
                                           September 30, 2002    September 30, 2002
                                           -------------------  --------------------
Reported Net Income                        $             1,032  $            22,284
Effect of Restatement:
   Cumulative Effect of Accounting Change                   --               (3,182)
   Amortization                                             34                   84
                                           -------------------  --------------------
Restated Net Income                        $             1,066  $            19,186
                                           ===================  ====================

Reported Diluted EPS                       $               .06  $              1.39
Effect of Restatement:
   Cumulative Effect of Accounting Change                   --                 (.20)
   Amortization                                             --                  .01
                                           -------------------  --------------------
Restated EPS                               $               .06  $              1.20
                                           ===================  ====================

NOTE 10.  CLOSURE AND POST CLOSURE OBLIGATIONS

Closure and post closure obligations are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated consistent with Statement of Financial Accounting Standards No. 5. The Company performs periodic reviews of both non-operating and operating facilities and revises its accruals for estimated post-closure, remediation and other costs when necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors. Changes to reported closure and post closure obligations were as follows (in thousands):

                                  Accrued Closure and      Closure Obligation of Assets    Total Closure and Post
                                Post Closure Obligation      Held for Sale or Closure       Closure Obligations
                               -------------------------  ------------------------------  ------------------------
December 31, 2002 obligation   $                 10,200   $                       6,560   $                16,760
Accretion of obligation                             716                              85                       801
Payment of obligation                              (803)                           (461)                   (1,264)
Adjustment of obligation                            133                          (1,107)                     (974)
                               -------------------------  ------------------------------  ------------------------
September 30, 2003 obligation  $                 10,246   $                       5,077   $                15,323
                               =========================  ==============================  ========================

On February 13, 2003, the Company sold substantially all of the assets of the El Centro landfill. The sale included transfer of the accrued landfill closure and post closure obligation, which was $1,107,000 at the date of the sale.

At September 30, 2003, $244,000 of pledged cash and investment securities were legally restricted. The pledged cash has been set aside to settle any closure and post closure obligations that are not directly paid by the Company.

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

NOTE 12. DISCONTINUED  OPERATIONS

As of September 30, 2003, "Assets held for sale or closure" consisted of certain assets at the El Centro municipal waste disposal facility (which the Company sold to a wholly-owned subsidiary of Allied Waste Industries, Inc. on February 13, 2003), and the assets and liabilities of the discontinued Oak Ridge processing and field services operations classified as "Held for sale or closure". Accordingly, the revenue, costs and expenses and cash flows for each of these operations have been excluded from continuing operations results and reported as "Income (loss) from discontinued operations" and "Net cash used by discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of September 30, 2003 are as follows (in thousands):

                                      Processing and Field   El Centro Disposal    Total Assets Held
                                        Services Facility         Facility        for Sale or Closure
                                      ---------------------  -------------------  --------------------
Current assets
--------------
    Current assets                    $               1,058  $               235  $              1,293
    Property & equipment, net                           552                   --                   552
                                      ---------------------  -------------------  --------------------
                                                      1,610                  235                 1,845
                                      =====================  ===================  ====================
Non-current assets
------------------
    Property, plant & equipment, net                  1,509                   --                 1,509
    Other                                                48                  697                   745
                                      ---------------------  -------------------  --------------------
                                                      1,557                  697                 2,254
                                      =====================  ===================  ====================
Current liabilities
-------------------
    Accounts payable & accruals                       3,624                   --                 3,624
    Current portion long term debt                       38                   --                    38
                                      ---------------------  -------------------  --------------------
                                                      3,662                   --                 3,662
                                      =====================  ===================  ====================
Non-current liabilities
-----------------------
    Closure/post closure obligations                  5,077                   --                 5,077
    Long-term debt                                       33                   --                    33
    Other                                                 4                   --                     4
                                      ---------------------  -------------------  --------------------
                                                      5,114                   --                 5,114
                                      =====================  ===================  ====================

Operating results for the discontinued operations were as follows for three and nine months ending September 30:

                                          Processing and Field    El Centro Disposal    Total Discontinued
($in thousands)                           Services Operations          Facility             Operations
                                         ----------------------  --------------------  --------------------
Three Months Ending September 30, 2003
--------------------------------------
Revenues, net                            $                 (22)  $                (7)  $               (29)
Operating income (loss)                                   (556)                  (15)                 (571)
Net income (loss)                                         (400)                  (15)                 (415)


Basic earnings (loss) per share                           (.02)                   --                  (.02)
Diluted earnings (loss) per share                         (.02)                   --                  (.02)

Three Months Ending September 30, 2002
--------------------------------------
Revenues, net                            $               4,105   $               620   $             4,725
Operating income (loss)                                   (614)                  188                  (426)
Net income (loss)                                       (1,194)                  273                  (921)
Basic earnings (loss) per share                           (.08)                  .02                  (.06)
Diluted earnings (loss) per share                         (.08)                  .02                  (.06)

Nine Months Ending September 30, 2003
-------------------------------------
Revenues, net                            $               1,997   $               462   $             2,488
Operating income (loss)                                 (2,349)                   59                (1,719)
Net income (loss)                                       (2,429)                4,945                 2,931
Basic earnings (loss) per share                           (.14)                  .29                   .18
Diluted earnings (loss) per share                         (.14)                  .29                   .18

Nine Months Ending September 30, 2002
-------------------------------------
Revenues, net                            $              14,018   $             1,836   $            15,854
Operating income (loss)                                 (1,093)                  483                  (610)
Net income (loss)                                       (1,898)                  497                (1,401)
Basic earnings (loss) per share                           (.12)                  .03                  (.09)
Diluted earnings (loss) per share                         (.12)                  .03                  (.09)

El  Centro  Disposal  Facility.  On  February  13, 2003, the Company sold its El
------------------------------
Centro municipal and industrial waste landfill to a subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. Under the Agreement, Allied will pay the Company minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 in royalties, it will no longer be obligated to pay minimum annual royalties, but will still be required to pay royalties if disposal volumes exceed the minimum volume threshold. The Purchase Agreement provides incentives for Allied to bring Texas Class 1 industrial waste to the Company's adjacent hazardous waste facility.

The Company sold $7,047,000 of property and equipment in exchange for $10,000,000 of cash, royalties valued at $858,000, and the assumption by Allied of $1,098,000 of closure liabilities. A gain of $4,909,000 was recognized in discontinued operations related to this sale.

The royalties, valued at $858,000, represent the present value of 5 years of minimum royalty payments. Annual payments in excess of $215,000 or payments subsequent to 2007 would be included in Other Income at the time of receipt. This royalty represents substantially all of the assets held by the discontinued El Centro disposal facility. Royalty payments are expected to be received for at least five years. After fiscal year 2003, the El Centro disposal facility should realize interest income and other income from the royalty payments which would not be classified as discontinued operations due to their recurring nature. The $92,000 in royalties received since the sale has been recorded as a reduction in the royalties due.

For segment reporting purposes, El Centro landfill operating results were previously classified as "Operating Disposal Facilities".

Oak  Ridge  Processing  Facility  and  Field Services.  During 2002, the Company
-----------------------------------------------------
offered for sale its LLRW Processing Facility and Field Services operations based in Oak Ridge, TN, but was unable to consummate a sale based on continued commercial operations. On December 27, 2002, the Company discontinued commercial waste processing. Since then, the Company has removed accumulated waste from the facility and undertaken extensive radiological surveys to improve the facility's marketability. All customer waste was removed by July 2003. Radiological survey work was nearing completion at September 30, 2003. Detailed information on the amount and character of waste removed was used to refine initial cost estimates. This resulted in an additional accrual of $911,000 for the three months ending March 31, 2003, $465,000 for the three months ending June 30, 2003 and $0 for the three months ending September 30, 2003.

On June 10, 2003, the Company entered into a non-binding letter of intent with a potential buyer based on sale of the Oak Ridge facility's assets, including certain licenses, buildings and equipment, for a nominal sales price along with buyer assumption of specified liabilities. On November 3, 2003 the parties extended the non-binding letter of intent until December 3, 2003. There is no assurance that the Company will be able to sell the Oak Ridge facility on terms favorable to the Company.

On March 28, 2003, the Company recorded an additional impairment charge of $225,000 on certain Oak Ridge equipment acquired under the early buyout of an operating lease.

On December 27, 2002, management informed all employees that the Company was discontinuing commercial processing at the Oak Ridge facility and implemented a substantial reduction in the facility's labor force. Terminated union employees were compensated for prior service, provided health coverage through January 31, 2003, and presented with a proposed severance package. Terminated non-union employees were paid severance in accordance with written Company policy. For employees covered under the collective bargaining agreement, the Company entered into good faith severance negotiations with union representatives. Both sides amended their original proposals during these negotiations. On July 16, 2003, a final severance agreement was executed with the union providing $152,000 of severance to the terminated union employees and a release from all claims related to their employment with the Company. During the third quarter of 2003, the Company paid and recognized this obligation and associated payroll taxes in the amount of approximately $175,000.

Costs incurred at the Oak Ridge facility to prepare the facility for sale during the three and nine months ended September 30, 2003 are summarized as follows:
(in  thousands  $000)

                                                              Three Months   Nine Months
                                                              -------------  ------------
Net operating costs in excess of previous accrual             $         400  $        828
Additional impairment of property and equipment                          --           225
Increase in estimated cost for disposal of waste at facility             --         1,376
                                                              -------------  ------------

Disposal costs for the period ended September 30, 2003        $         400  $      2,429
                                                              =============  ============

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($in thousands)            December 31, 2002  Cash Payments   Adjustments  September 30, 2003
                           -----------------  --------------  -----------  ------------------
Waste disposal liability               1,827         (3,089)        3,923               2,661
On-site discontinued
operation cost liability               1,800         (2,296)          828                 332

The adjustments represent differences between the estimated costs accrued at December 31, 2002, actual costs incurred during 2003, and changes in estimated future costs for waste disposition. The adjustment amounts in the above roll forward analysis do not directly correspond to the Income statement due to the offsetting impact of revenue recognized from discontinued operations for customer waste shipments.

NOTE  13.  FACILITY  DEVELOPMENT  COSTS

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off its entire $20,951,000 Ward Valley deferred site development asset following an adverse trial court decision which cast substantial doubt on the Company's ability to recover its investment. Decisions to accrue costs or write off assets are based on specific facts and circumstances pertaining to each case and management's evaluation of present circumstances. See Note 7.

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

Unless otherwise described, changes discussed relate to the increase or decrease from the three and nine month period ended September 30, 2002 to the three and nine month period ended September 30, 2003.

INTRODUCTION
------------

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to, nuclear power plants, petro-chemical refineries, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's four fixed waste disposal facilities. The Company and its predecessors have been in business for 51 years.

OVERALL COMPANY PERFORMANCE
---------------------------

The  Company's  financial  performance  for  the  three  and  nine  months ended
September 30, 2003 was substantially different than the first three and nine months of 2002. Quarter to quarter comparisons are difficult and are materially affected by a series of events that include a large single event project undertaken in early 2002 at the Company's Richland, Washington facility, a large, single event project started in August 2003 at the Company's Grand View, Idaho facility, unusually high litigation expenses in early 2003 and related write off, costs to discontinue the Company's Oak Ridge, Tennessee low-level radioactive waste processing businesses, a gain on sale of the El Centro landfill assets in early 2003, and changes in accounting standards. These events are discussed in more detail below.

Ward  Valley  Litigation  Expenses:  Due  to  the adverse California state court
----------------------------------
decision on March 26, 2003, the Company wrote off $20,951,000 of facility development costs for the Ward Valley project. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $0 and $1,786,000 were incurred and included in SG&A during the three and nine months, respectively, ending September 30, 2003. The Company has appealed the Ward Valley ruling. Minimal future costs are expected based on a fixed price legal representation agreement entered and paid in July, 2003 for this appeal.

Army  Corps  of  Engineers Fort Greely, Alaska Project:  The Company performed a
-------------------------------------------------------
large waste packaging and disposal project at its Richland, Washington facility during the quarter ended March 31, 2002. This represented 29% of first quarter 2002 revenues and produced significantly higher quarterly earnings for the Richland operation.

New Jersey PCB Clean-up Project:  The  Company's  Grand  View, Idaho facility is
--------------------------------
performing an approximately $10,000,000 transportation and disposal project in the third and fourth quarters of 2003. This project represented $5,400,000 or 31% of third quarter 2003 revenues.

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

Oak  Ridge  Disposal  Plan:  On  December  27,  2002,  the  Company discontinued
---------------------------
operations at the Oak Ridge facility and recognized $7,018,000 of additional estimated costs to implement its asset and liability disposal plan. During the three and nine months ended September 30, 2003, the Company identified and incurred an additional $400,000 and $2,429,000, respectively, in costs to remove waste from the facility and prepare the facility for sale. This primarily reflects pricing information on the specific quantity and type of waste which became known when the wastes were prepared for shipment to off-site service providers.

The Company's contract with the US Army Corps of Engineers (USACE) expires during the second quarter of 2004 unless extended for an additional 5 years at the option of the USACE. While the Company believes that the USACE will extend the contract for an additional 5 years, there is no assurance that the contract will be extended.

A significant portion of the Company's revenue is attributable to discrete waste clean-up projects ("Event Business"). The one-time nature of Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter swings. Management's strategy is to continue expanding its recurring customer business ("Base Business") while simultaneously securing Event Business. When the Company's Base Business covers fixed costs, much of the Event Business revenue falls through to the bottom line. This strategy, which takes advantage of the high fixed cost nature of the business, was demonstrated in the three months ending September 30, 2003 when the large event project undertaken by the Company's Grand View, Idaho facility contributed significantly to earnings.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. Disposal Facility Accounting, Accounting for Discontinued Operations, Litigation, Income Taxes, and Project Accounting involve subjective judgments, estimates and assumptions that would likely produce a materially different financial position and result of operations if different judgments, estimates, or assumptions were used. These matters are discussed below.

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

- The cell development asset is amortized as each available cubic yard of disposal space is filled. Periodic independent engineering survey and inspection reports are used to determine the remaining volume available. These reports take into account waste volume, compaction rates and space reserved for capping filled cells. Additionally, changes in the estimated useful lives of the cells or related expansion plans have a direct effect on the amortization expense related to those cells during future periods.

- The closure liability is the present value based on a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor filled disposal units. Management estimates the timing of payment, accretes the current cost estimate by an estimated cost of living (1.5%), and then discounts (9.3%) the accreted current cost estimate back to a present value. The final payments of the closure liability are estimated as being paid in 2056 based upon current permitted capacity and estimated annual usage.

ACCOUNTING  FOR  DISCONTINUED  OPERATIONS
Accounting for discontinued operations requires numerous subjective and complex judgments, estimates and assumptions that materially affect financial results and position of discontinued operations.

At December 27, 2002, the Company discontinued operation of its former Processing and Field Services segment in Oak Ridge, Tennessee facility. The discontinued operations were accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires a liability to be recognized when the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which requires a liability to be recognized at the time that the liability is incurred. FAS 146 is required for exit activities entered into after December
31, 2002 but was optional for exit activities prior to December 31, 2002. Approximately $1,800,000 of liabilities was recognized as of December 31, 2002 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002.

The Company recognized $400,000 and $1,204,000 in incremental liabilities and $0 and $225,000 for impairment of equipment as of the three and nine months ending September 30, 2003, respectively, for discontinuation of its Oak Ridge LLRW Processing and Field Services operations. The Oak Ridge facility completed removal of customer waste in July 2003. Due to the ongoing nature of efforts to prepare the facility for sale, the cost estimate to exit from the segment may change further, potentially by a material amount.

LITIGATION

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off $20,951,000 due to an adverse trial court decision which cast substantial doubt on the Company's ability to recover its investment in the Ward Valley, California disposal project. The decision to accrue costs or write off assets is based on specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The $6.2 million contribution is included in the balance sheet amount of $6,478,000 of capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals.

The case was argued before the Eighth Circuit on June 12, 2003. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.


INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's past belief that due to a history of tax losses and prospects for the Company's business, it would likely not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance is based on management's contemporaneous evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. During 2002, the Company assessed the valuation allowance and reversed approximately $8,284,000 of the valuation allowance that the Company expected to utilize in the foreseeable future. During the three months ended March 31, 2003, the Company reclassified the entire net deferred tax asset as long term, given that no taxable income is expected during 2003 following write off of the Ward Valley project.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

                                            Three Months Ended                                Nine Months Ended
                                            ------------------                                -----------------
                                                           (Restated)                                         (Restated)
                                                           ----------                                         ----------
        ($ in 000's)            September 30, 2003      September 30, 2002       September 30, 2003       September 30, 2002
                              ----------------------  -----------------------  -----------------------  -----------------------
                                  $           %           $            %           $            %           $            %
                              ---------  -----------  ----------  -----------  ----------  -----------  ----------  -----------
Revenue                          17,324                  11,048                   40,115                   35,077
Direct operating costs           10,383        59.9%      6,417         58.1%     22,423         55.9%     18,433         52.6%
                              ---------               ----------               ----------               ----------

Gross profit                      6,941        40.1%      4,631         41.9%     17,692         44.1%     16,644         47.4%
SG & A                            3,302        19.1%      2,691         24.4%     11,088         27.6%      8,439         24.1%
                              ---------               ----------               ----------               ----------

Income from operations            3,639        21.0%      1,940         17.6%      6,604         16.5%      8,205         23.4%

Interest income                     312         1.8%          7          0.1%        334          0.8%         31          0.1%
Interest expense                     60         0.3%        221          2.0%        219          0.5%        726          2.1%
Loss on write off of
Ward Valley                          --         0.0%         --          0.0%     20,951         52.2%         --          0.0%
Other income (expense)               20         0.1%         35          0.3%        113          0.3%       (290)        -0.8%
                              ---------               ----------               ----------               ----------

Net income (loss) before
income taxes                      3,911        22.6%      1,761         15.9%    (14,119)       -35.2%      7,220         20.6%
Income tax expense                   18         0.1%       (226)        -2.0%         73          0.2%       (226)        -0.6%
                              ---------               ----------               ----------               ----------

Net income (loss) before
discontinued operations and
cumulative effect of
accounting change                 3,893        22.5%      1,987         18.0%    (14,192)       -35.4%      7,446         21.2%
                              =========               ==========               ==========               ==========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
------------------------------------------------------------

REVENUE
-------

For the three months ended September 30, 2003, the Company reported consolidated revenue of $17,324,000, a 57% increase from the $11,048,000 reported for the same period in 2002. During the three months ending September 30, 2003 and 2002, $4,225,000 and $3,853,000 or 24% of revenue, represented work performed under contract with the U.S. Army Corps of Engineers. The Army and other federal agencies continue to ship waste under this contract to the Company's Grand View, Idaho facility. During the three months ending September 30, 2003, $5,400,000 or 31% of revenue, represented work performed under one contract for a New Jersey PCB clean-up project.

Operating  Disposal  Facilities
-------------------------------
The Richland, Washington LLRW disposal facility's revenue increased substantially for the three months ended September 30, 2003 above the same period in 2002. This increase in revenue was due to receipts of relatively higher levels of radiation in the waste shipments received. Also, while a significant portion of the Richland facility's revenue is regulated by the Washington Utilities and Transportation Commission, the facility accepts certain wastes that are not subject to rate regulation. Revenues from this non rate regulated waste increased.

At the Grand View, Idaho disposal facility, revenue increased 96% from the same period last year. During the third quarter of 2003, the facility disposed of 77% more tons than the same period last year. Management expects the Army Corps of Engineers and other federal agencies to continue shipping to the facility under these contracts facility through the fourth quarter of 2003 and beyond. The New

Jersey PCB clean-up contract is expected to result in an additional $4,600,000 of revenue during the fourth quarter of 2003.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue decreased $538,000 for the three months ended September 30, 2003 from the same period in 2002, although revenue did increase from the second quarter of 2003. The lower revenue was primarily due to decreased waste volumes caused by general economic weakness and fewer projects to bid. However, the Company and the site did experience an increase in bid activity in the quarter. No assurance can be given that these bids will result in increased revenue in future periods At the Robstown, Texas hazardous treatment and disposal facility, revenue increased $440,000 for the three months ended September 30, 2003 over the same period in 2002. The increase in revenue and waste volume resulted from an increase in both Base and Event work performed during the quarter, as the Company began to see increased volume from remediation projects and increased activity from existing customers.

DIRECT OPERATING COSTS
----------------------

For the three months ended September 30, 2003, consolidated direct operating costs increased 62% to $10,383,000 (60% of revenue) compared to $6,417,000 (58% of revenue) for the same period in 2002. The relatively higher direct operating costs reflect the low margin revenue on the New Jersey PCB clean-up project which was still very beneficial to the Company due to the size of the project. The Company continues its efforts to minimize direct costs through operational improvements.

Operating  Disposal  Facilities
-------------------------------

Direct costs at the Richland, Washington; Robstown, Texas; and Beatty, Nevada facilities essentially remained flat. The increase in consolidated direct operating costs for the Company were driven by an increase in direct costs at the Grand View, Idaho facility of $4,244,000. This increase was due to increased volumes of waste received and related transportation costs. Approximately $3,300,000 of the increase in direct operating costs at Grand View was for transportation costs related to the New Jersey PCB clean-up project.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the three months ended September 30, 2003 and 2002, the Company reported $8,000 and $344,000 of expenses related to litigation on proposed development projects, and $114,000 and $58,000 of costs in 2003 and 2002 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

For the quarter, the significantly higher revenue allowed the Company to generate a 50% increase in gross profit, pushing quarterly gross profit to $6,941,000 compared with a gross profit of $4,631,000 last year. The increased disposal revenue at the Grand View, Richland, and Robstown facilities allowed the Company to take advantage of the relatively high fixed cost nature of the business and realize more fall through to the bottom line. Relative to revenue, gross margin declined slightly to 40% of revenue compared to 42% of revenue during the same quarter last year due to the New Jersey PCB project's low but still significant margin.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the three months ended September 30, 2003, the Company reported SG&A of $3,302,000 (19% of revenue), a 23% increase in absolute dollars from the $2,691,000 (24% of revenue) for the same three months of 2002, but a decrease relative to revenue. The increase in SG&A resulted from a number of factors including $235,000 accrued for payroll and benefits on an employment contract terminated on September 30, 2003, and an additional $50,000 of costs associated with the Company's financial assurance program.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to protect the Company's investment in disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended September 30, 2003 and 2002, the Company reported $1,000 and $42,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities. Substantially all 2002 expenses were legal costs associated with the Nebraska litigation.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------------------

REVENUE
-------

For the nine months ended September 30, 2003, the Company reported consolidated revenue of $40,115,000, 14% higher than the $35,077,000 reported for the same period in 2002. During the nine months ending September 30, 2003 and 2002, $12,083,000 and $10,724,000 or 30% and 21% of revenue, respectively, represented work performed under contract with the U.S. Army Corps of Engineers. During the nine months ending September 30, 2003, $5,400,000 or 14% of revenue, represented work performed for the New Jersey PCB clean-up project.

Operating  Disposal  Facilities
-------------------------------
At the Company's Grand View, Idaho disposal facility, revenue increased 68% over the same nine months last year. During the first nine months of 2003, the facility disposed of substantially increased waste volumes, mostly under the Army Corps of Engineers contract, due to increased shipments from both the Army and other federal agencies utilizing the contract. It is expected that the federal government will continue to ship significant volumes of waste to the facility for the remainder of 2003 and in 2004.

The Richland, Washington facility's revenue decreased $1,890,000 for the nine months ended September 30, 2003 from the same period in 2002. The decrease in revenue was primarily due to a large clean-up project performed for the Army Corps of Engineers (Fort Greely, Alaska Project), unrelated to the Company's Idaho site contract, during the first quarter of 2002. This business was not replaced in 2003. A majority of the Richland facility's revenue is controlled by a stipulated rate agreement with the Washington Utility and Transportation
Commission  that  caps  annual  rate  regulated  revenue at $5,438,000  in 2003.

In the nine months ending September 30, 2003, revenue at the Beatty, Nevada disposal facility was $657,000 lower than the same nine months in 2002, primarily due to decreased waste volumes received for treatment and disposal. General economic weakness resulted in reduced waste production and fewer remedial projects. The Beatty site continues to experience transportation and state tax disadvantages in competing for business in the California industrial waste market.

At the Robstown, Texas hazardous treatment and disposal facility, revenue decreased $1,999,000 for the nine months ended September 30, 2003 from the same period in 2002. This decrease was due to reduced event business. Like Richland, a large first half 2002 event project was not replaced in 2003. General economic weakness was also a factor.

DIRECT OPERATING COSTS
----------------------

For the nine months ended September 30, 2003, consolidated direct operating costs increased 22% to $22,423,000 (60% of revenue) compared to $18,433,000 (58% of revenue) in the same period in 2002. The relatively higher direct operating costs reflect the significant amount of low margin revenue realized on the New Jersey PCB clean-up project during the period. The Company continues its efforts to minimize direct costs through improved operational efficiency.

Operating  Disposal  Facilities
-------------------------------

Direct costs at the Richland, Washington; Robstown, Texas and Beatty, Nevada facilities essentially remained flat. The increase in direct operating costs was caused by increases in direct cost at the Grand View, Idaho facility of

$4,743,000 due to increased waste volumes and related transportation costs. Approximately $3,300,000 of the increase in direct operating costs at Grand View was for New Jersey PCB clean-up project transportation costs which are variable in nature.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the nine months ended September 30, 2003 and 2002, the Company reported $32,000 and $814,000 of expenses related to licensing facilities for initial use and $320,000 and $233,000 in 2003 and 2002 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

For the nine months ending September 30, 2003 gross profit increased $1,048,000 to $17,692,000 (44% of revenue) from $16,644,000 million (47% of revenue) during the same nine months last year. The increased gross profit in the first nine months of 2003 reflect a large project, increased shipments under the Army Corps of Engineers contract at the Grand View facility, and the fixed cost nature of the Company's disposal facilities.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the nine months ended September 30, 2003, the Company reported SG&A of $11,088,000 (28% of revenue), a 31% increase from the $8,439,000 (24% of revenue) for the same nine months of 2002. The primary increase in SG&A is due to $1,790,000 in 2003 legal and related fees associated with the Ward Valley trial. Also contributing to the higher SG&A were higher insurance costs, costs to upgrade accounting and information systems, and costs associated with staffing changes, including relocation and the buyout of an executive contract. While spending on information systems was higher in the nine months 2003 than the same nine months of 2002, management expects that the investment in information systems infrastructure will improve efficiencies and not be recurring in future periods.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
---------------------------------------------------------------------

INTEREST INCOME
---------------

For the nine months ended September 30, 2003, the Company earned $334,000 of interest income, an increase from $31,000 in the same period of 2002. During the three months ended September 30, 2003, the Company received the remaining $95,000 in 1996 Federal Income Tax refunds plus interest of $302,000. Interest income is earnings on tax refunds, cash balances, restricted investments, and notes receivable of which the Company traditionally maintains minimal amounts and are a function of prevailing market rates. The Company received approximately $10,000,000 from the February 13, 2003 sale of the El Centro municipal waste landfill. This cash was utilized to support operations, for capital expenditures and to fund retirement of Series D Preferred Stock and accrued dividends. The balance has been maintained in very short term investments. Based on anticipated cash balances and low interest rates, the Company does not anticipate significant interest income in the future.

INTEREST  EXPENSE
-----------------

For the three months ended September 30, 2003, the Company reported interest expense of $60,000, a decrease of $161,000 from the corresponding period in 2002. The primary cause of this decrease was the refinancing of the $8,500,000 industrial revenue bond ("IRB") for the Grand View, Idaho facility, which bore an interest rate of 8.25%. The IRB was substantially refinanced in November, 2002 through a $7,000,000, five year, fully amortizing term loan from the Company's primary lender, Wells Fargo Bank. The term loan provides a variable interest rate at either the bank's prime rate or an offshore rate plus an applicable margin based upon the Company's performance. For the three and nine months ended September 30, 2003, the interest rate paid on the majority of the outstanding term loan was 3.5%. Additional reductions in interest expense reflect management's initiative to retire high cost debt and incur no new debt other than periodic short term borrowings under the Company's line of credit. At September 30, 2003, the line of credit had a zero balance.


OTHER INCOME (LOSS)
-------------------

Other Income is composed of the following ($ in thousands):

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                          2003               2002               2003               2002
                                                    ----------------  ------------------  ----------------  ------------------
Litigation accrual related to GM settlement         $             --  $               --  $             --  $            (740)
Payment received, National Union settlement                       --                  --                --                250
Other litigation related settlements                              --                  --                --                100
Insurance claim refunds                                           --                  --                --                 27
Data processing services                                          --                  28                 8                 55
Cash receipts for sale or rent of property rights                 20                  --               100                 --
Other miscellaneous income, net                                   --                   7                 5                 18
                                                    ----------------  ------------------  ----------------  ------------------

Total other income (loss)                           $             20  $               35  $            113  $            (290)
                                                    ================  ==================  ================  ==================


INCOME TAXES
------------

The components of the income tax provision (benefit) were as follows (in thousands):

                                Three Months Ended September 30,      Nine Months Ended September 30,
                                   2003                2002               2003               2002
                             -----------------  ------------------  ----------------  ------------------
State tax expense (benefit)  $              18  $            (226)  $             73  $            (226)
                             =================  ==================  ================  ==================

The tax effects of temporary differences between income for financial reporting and taxes give rise to deferred tax assets and liabilities. The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results, and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. In 2002, the Company reevaluated the deferred tax asset valuation allowance, determined it was then "more likely than not" that a portion of the deferred tax asset would be realizable, and decreased the portion of the valuation allowance related to its operating facilities.

During  the  quarter  ended  March  31,  2003,  the Company wrote off its entire
$20,951,000 Ward Valley asset. This large write off effectively assures the Company of a tax loss in 2003. Due to this expected loss, the $8,284,000 net deferred tax asset has been classified as long term. Management expects to realize a portion of this asset in 2004.

The net operating loss carry forward was approximately $44,000,000 at September 30, 2003. Of this carry forward, approximately $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020.

SEASONAL EFFECTS
----------------

Operating revenues are generally lower in the winter months than the warmer summer months when more short duration, one-time remediation projects tend to occur. However, both disposal and processing revenue are more affected by market conditions than seasonality.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

At September 30, 2003, cash and cash equivalents totaled $6,503,000, an increase of $6,368,000 from December 31, 2002. The increase in cash was primarily due to the sale of El Centro for $10,000,000 in cash. The Company expects the primary uses of cash balances during the remainder of 2003 to be for disposition of waste removed from the Oak Ridge, Tennessee facility. In September of 2003, the Company's insurance policy for financial assurance at its hazardous waste disposal facilities was extended to December 19, 2003. This required the Company to post additional collateral through a standby letter of credit. It is expected that the cost and cash collateral requirements to renew this insurance will increase. Depending on collateral requirements, the new terms could have a material, adverse impact on the Company's available cash.

On February 28, 2003, the Company repurchased all 100,001 shares of Series D Preferred Stock outstanding for a net cash outflow of $2,800,000 after netting out $3,525,000 in cash received for 2,350,000 common shares issued for exercise of the Series E Warrants. Repurchase of the Series D Preferred Stock eliminated an 8 3/8% debt instrument due to the preferred stockholders, and removed the potential dilution that the conversion of these shares would have had on common stockholders. In addition to regularly scheduled debt payments, the Company early retired $1,014,000 of relatively high cost debt in the first nine months of 2003 and retired an additional $658,000 of debt secured by equipment included in the sale of the El Centro landfill. These preferred stock and debt reduction actions reflect continuing management initiatives to improve the Company's balance sheet and maximize asset utilization.

On March 28, 2003 the Company exercised an early buyout of an operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment utilized at the discontinued Oak Ridge operation which was included in the early lease buyout. The early lease buyout accomplished a primary objective of repaying Wells Fargo Bank $500,000 required by the Bank as a condition of approving the Company's repurchase of the Series D Preferred Stock. In addition, the Company cleared title to certain leased equipment at the Oak Ridge facility to support ongoing efforts to sell the facility. Lastly, buyout of the operating lease eliminated an expensive source of capital, improving the Company's overall cost of capital.

During the first nine months of 2003, the Company's days sales outstanding ("DSO") decreased at September 30, 2003, compared to December 31, 2002. Continued improvement in cash and receivable balances is a priority. Management expects that implementation of its new information system and hiring of a credit and collections manager will continue to improve DSO.

As of September 30, 2003 and December 31, 2002, the Company's liquidity, as measured by the current ratio, remained at 1.5 to 1.0. The primary changes to working capital were earnings, the sale of El Centro for $10,000,000, repurchase of the Series D Preferred Stock which resulted in a net cash outflow of $2,800,000, debt retirement, and $4,941,000 in capital expenditures paid with cash. The majority of these capital expenditures were for construction of new disposal capacity at the Grand View, Idaho facility.

The debt to equity ratio increased to 1.1:1.0 at September 30, 2003, compared to 0.9:1.0 at fiscal year-end 2002. The increase in the Company's debt to equity ratio reflects the $20,951,000 write off of the Ward Valley asset. This outweighed the Company's operating earnings and repayment of approximately $5,900,000 in liabilities during the first nine months of 2003. The debt to equity ratio is defined as total liabilities divided by stockholders equity

On September 30, 2003, the Company had a $6,000,000 revolving line of credit in place with Wells Fargo Bank in Boise, Idaho maturing June 15, 2004. The line of credit is secured by the Company's accounts receivable. At September 30, 2003 and December 31, 2002, the outstanding balance on the revolving line of credit was $0 and $603,000, respectively. The Company borrows and repays according to business demands and availability of cash. It currently reserves $3,508,000 as a letter of credit used as collateral for an insurance policy and a lien bond.

A $4,500,000 disposal capacity expansion at the Grand View, Idaho facility was completed in the third quarter of 2003. The Company expects higher capital spending at its Robstown, Texas facility as efforts continue to upgrade the facility and increase operational efficiency.

The Company's Oak Ridge facility continues to require cash. Usage of cash is expected to increase as waste shipped off site is managed and billed. At September 30, 2003, the Company's Oak Ridge facility had liabilities expected to be paid in 2003 of $3,700,000.

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

The Company has minimal interest rate risk on investments or other assets as the amount held is traditionally the minimum requirement imposed by insurance or government agencies. At September 30, 2003, $244,000 is held in short term pledged investment accounts. An additional $4,500,000 is held in short term investments available for utilization by the Company in 2003 for capital expenditures and payment of accrued liabilities. Together these items earn interest at approximately 2%, and comprise 7% of assets.

The Company has interest rate risk on debt instruments. On October 28, 2002, the Company substantially refinanced the 8.25% fixed rate $8,500,000 Industrial Revenue Bond with a $7,000,000 five year term loan from the Company's primary lender. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin that is based upon the Company's performance. At September 30, 2003 the interest rate incurred by the Company was 3.5% on the outstanding term loan balance of $5,833,000. As of September 30, 2003, each 1% change in the term loan interest rate would result in an annual $51,000 change in interest expense.

ITEM 4.   CONTROLS AND PROCEDURES.

(a) As of the end of the quarter prior to the filing of this report, Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's Exchange Act filings.

(b) The Company maintains a system of internal controls that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending September 30, 2003, there were improvements to the Company's systems used to record and summarize transactions. The improvements have enabled the Company to identify and modify internal controls as well as operational procedures.

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

On May 2, 2003, the Company filed a motion to vacate and enter new judgment with the trial court, arguing that the March 26 decision misapplied the law to the facts. On May 30, 2003, this motion was denied without comment. On June 26, 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court.

The Company's financial interest in the pending claim against the State was improved by an amendment to the November 13, 1998 Ward Valley Interest Agreement and Assignment entered into by American Ecology and its former primary lender. This June 27, 2003 amendment, entered into by the Company and the successor in interest to that lender, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and expenses relating to the case. Thereafter, any remaining amount recovered shall be divided equally between the Company and the former lender. The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

In early July, the Company engaged the law firm of Cooley Godward on a fixed price plus contingency basis to pursue the appeal, paying the fixed fee at the time of engagement. A briefing schedule has not been set. No assurance can be given that the Company will prevail on appeal or reach a settlement to recover any portion of its investment.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CIVIL  ACTION  NO.  96-494.

In March 1996, Frank Manchak, Jr. ("Plaintiff" or "Manchak") filed suit alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Plaintiff sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. On October 17, 2002, the US District Court for the District of Nevada granted the Company's motion for summary judgment to dismiss the suit. Manchak's motion for reconsideration was denied on January 8, 2003. Manchak appealed; however, plaintiff failed to timely file its appellant's brief and the Company moved to dismiss the appeal. On July 2, 2003, the US Court of Appeals for the Federal Circuit granted the Company's motion to dismiss, and denied plaintiff's request for an extension of time and relief from page/word brief limitations. On July 20, 2003 the plaintiff filed a motion for reconsideration with the appellate court and later filed for en banc review by the Court of Appeals for the Federal Circuit. Both the motion for reconsideration and en banc review were denied by the Court of Appeals on September 3, 2003. The Company considers the matter closed.

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

The CIC sought to recover contributions made by the utilities and US Ecology to the CIC for pre-licensing project costs of approximately $95 million and $6.2 million, respectively, and removal of the State of Nebraska from the licensing process. The Eighth Circuit Court of Appeals subsequently dismissed the utilities' and US Ecology's independent claims against Nebraska for breach of the good faith provision of the Compact, and for denial of due process based on sovereign immunity. The utilities and US Ecology subsequently filed cross claims against the CIC for breach of contract and the imposition of a constructive trust.

On September 30, 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was for a $6.2 million contribution and $6.1 for prejudgment interest. The $6.2 million contribution is included in the balance sheet amount of $6,478,000 of capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals.

The case was argued before the Eighth Circuit on June 12, 2003. No assurance can be given that the trial court's decision will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL., CAUSE NO. 2000-092, 4TH JUDICIAL DISTRICT COURT, RUSK COUNTY, TEXAS
---

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and approximately 60 former customers of its Winona, Texas facility. Plaintiffs seek recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company filed a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court granted partial summary judgment, dismissing certain causes of action and reducing the number of plaintiffs, but preserving other causes of action. The Company subsequently filed a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003, the court granted this motion and dismissed the adult plaintiffs. Seven minors and one intervenor remain party to the lawsuit. The Company believes plaintiffs' remaining case is without merit and will continue to vigorously defend the matter. No assurance can be given that the Company will prevail or that the matter can be favorably resolved. The Company's current insurance carrier is paying for defense of this matter subject to the Company's $250,000 deductible, which has been fully accrued in prior periods.

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

ITEM 5.  OTHER  INFORMATION.

NONE

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  The  following  exhibits  are  filed  as  part  of  this  report:

Exhibit 31.1 Certification of September 30, 2003 Form 10-Q by Chief Executive Officer dated November 12, 2003

Exhibit 31.2 Certification of September 30, 2003 Form 10-Q by Chief Financial Officer dated November 12, 2003

Exhibit 32.1 Certification of September 30, 2003 Form 10-Q by Chief Executive Officer dated November 12, 2003

Exhibit 32.2 Certification of September 30, 2003 Form 10-Q by Chief Financial Officer dated November 12, 2003

     (b)  Reports  on  Form  8-K.

               On July 28, 2003, the Company issued an 8-K to announce second quarter 2003 earnings.
               On October 23, 2003, the Company issued an 8-K to announce third quarter 2003 earnings.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN ECOLOGY CORPORATION
                                     (Registrant)


Date:  November 12, 2003             By: /s/ Stephen A. Romano
                                     -------------------------------
                                     Stephen A. Romano
                                     President, Chief Executive Officer and
                                     Chief Operating Officer

Date:  November 12, 2003             By:/s/ James R. Baumgardner
                                     -------------------------------
                                     James R. Baumgardner
                                     Senior Vice President, Chief Financial
                                     Officer, Secretary and Treasurer

                                    EXHIBIT INDEX

Exhibit                                Description
-------                                -----------

Exhibit 31.1 Certification of September 30, 2003 Form 10-Q by Chief Executive Officer dated November 12, 2003
Exhibit 31.2 Certification of September 30, 2003 Form 10-Q by Chief Financial Officer dated November 12, 2003
Exhibit 32.1 Certification of September 30, 2003 Form 10-Q by Chief Executive Officer dated November 12, 2003
Exhibit 32.2 Certification of September 30, 2003 Form 10-Q by Chief Financial Officer dated November 12, 2003