Form 10-K
period 2003-12-31
AMERICAN ECOLOGY CORP
filed 2004-03-16
CIK 742126

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR FISCAL YEAR ENDED DECEMBER 31, 2003      COMMISSION FILE NUMBER 0-11688

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

The aggregate market value of the Registrant's voting stock held by non-affiliates on June 30, 2003 was approximately $24,200,000 based on the closing price of $2.75 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates.

At March 12, 2004, Registrant had outstanding 17,161,418 shares of its Common Stock.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be
held May 20, 2004.                                                      Part III

                                       TABLE OF CONTENTS


           Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                                         PART I

Item   1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Item   2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item   3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item   4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .    14

                                         PART II

Item   5.  Market for Registrants Common Equity and Related Stockholder Matters. . .    15
Item   6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item   7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . .    32
Item   8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . .    34
Item   9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . .    61
Item  9A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . .    61

                                         PART III

           Items 10 through 15 are incorporated by reference from the definitive proxy
           statement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    61

                                         PART IV

Item  16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . .    63

                                   DEFINITIONS


       TERM                          MEANING
       ----                          -------

AEC or the Company. .  American Ecology Corporation and its subsidiaries

CERCLA or "Superfund"  Comprehensive Environmental Response,
                       Compensation and Liability Act of 1980

FUSRAP. . . . . . . .  U.S. Army Corps of Engineers Formerly Utilized Site
                       Remedial Action Program

LLRW. . . . . . . . .  Low-level radioactive waste

NORM/NARM . . . . . .  Naturally occurring and accelerator produced radioactive material

NRC . . . . . . . . .  U.S. Nuclear Regulatory Commission

PCBs. . . . . . . . .  Polychlorinated biphenyls

RCRA. . . . . . . . .  Resource Conservation and Recovery Act of 1976

SEC . . . . . . . . .  U. S. Securities and Exchange Commission

TCEQ. . . . . . . . .  Texas Commission on Environmental Quality

TSCA. . . . . . . . .  Toxic Substance Control Act of 1976

USACE . . . . . . . .  U.S. Army Corps of Engineers

US EPA. . . . . . . .  U.S. Environmental Protection Agency

WUTC. . . . . . . . .  Washington Utilities and Transportation Commission

PART  I

ITEM 1. BUSINESS

The Company provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills and petro-chemical facilities. Headquartered in Boise, Idaho, the Company is one of the nation's oldest providers of radioactive and hazardous waste services. AEC and its predecessor companies have been in business for more than 50 years. AEC operates nationally and currently employs 182 people.

The Company's official website can be found at www.americanecology.com. Company filings with the SEC are posted on the website subsequent to the official filing.

AEC was most recently incorporated as a Delaware corporation in May 1987. The Company's wholly owned operating subsidiaries are US Ecology, Inc., a California corporation ("US Ecology"); US Ecology Texas, L.P., a Texas Limited Partnership ("USET"); American Ecology Recycle Center, Inc., a Delaware corporation
("AERC"); American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"); and US Ecology Idaho, Inc., a Delaware corporation ("USEI").

The Company operates within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect AEC's internal reporting structure and current operational status. The Operating Disposal Facilities currently accept hazardous and low-level radioactive waste and include the Company's RCRA hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas; and its LLRW and NORM/NARM disposal facility in Richland, Washington. The Non-Operating Disposal Facilities segment includes non-operating disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho; a closed hazardous waste processing and deep-well injection facility in Winona, Texas; and two proposed new disposal facilities in Butte, Nebraska and Ward Valley, California which are involved in litigation. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

On December 27, 2002, the Company announced its LLRW Processing and Field Services business was eliminated as an operating segment, at which time employees were notified that processing operations had been discontinued. The Company is marketing the Oak Ridge, Tennessee LLRW processing facility for sale to qualified buyers. The Processing and Field Services operations are reported as discontinued operations.

On February 13, 2003, the Company announced the sale of the El Centro municipal and industrial waste landfill to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. The El Centro landfill is located adjacent to subsidiary US Ecology Texas' hazardous and industrial waste treatment and disposal facility. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it will no longer have an obligation to pay annual minimum royalties but will still be required to pay royalties based on waste volumes received at El Centro. Opened in July 2000, the El Centro solid waste landfill was carried on the Company's books at approximately $7 million prior to sale. When combined with reductions in liabilities and the recognition of certain future minimum royalties, the sale resulted in a gain of approximately $4.9 million. This gain was recognized during the first quarter of 2003.

The  following  table  summarizes  each  segment:

SUBSIDIARY        LOCATION                           SERVICES
----------------  --------                           --------

                  OPERATING DISPOSAL FACILITIES
                  -----------------------------
USEI              Grand View, Idaho                  Hazardous, PCB and NRC-exempt radioactive and mixed
                                                     waste treatment and disposal, rail transfer station
USET              Robstown, Texas                    Hazardous, non-hazardous industrial and NRC-exempt
                                                     radioactive and mixed waste treatment and disposal


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

US Ecology        Butte, Nebraska                    Proposed LLRW disposal facility: in litigation

                  DISCONTINUED OPERATIONS
                  -----------------------

AERC              Oak Ridge, Tennessee               Idle LLRW volume reduction and processing facility and
                                                     related Field Services
Texas Ecologists  Robstown, Texas                    Municipal and industrial solid waste, sold February 13, 2003


OPERATING  DISPOSAL  FACILITIES

A significant portion of the Company's revenue from operating disposal facilities is attributable to discrete, one-time clean-up projects ("Event Business"). The project-specific nature of the Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter and year to year changes in earnings, depending on the relative contribution from single Event Business projects. Management's strategy is to expand its recurring business ("Base Business"), while opportunistically and simultaneously pursuing both large and small Event Business opportunities. Management believes that by controlling and structuring its operating costs so that the Company's Base Business covers fixed costs, an increased amount of the Event Business revenue will fall through to the bottom line. This strategy takes advantage of the predominantly fixed cost nature of waste disposal operations.

Grand View, Idaho Facility. USEI is located on 1,760 acres of Company-owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert. This operation, acquired in February 2001, includes a rail transfer station located approximately 30 miles northeast of the disposal site. As part of the acquisition, the Company also obtained rights to a patented, U.S. Environmental Protection Agency ("US EPA") approved technology to stabilize and "delist" certain steel mill hazardous wastes. Delisted waste is subject to the lower State fees applicable to non-hazardous waste. The facility is also permitted to accept certain naturally occurring and accelerator produced radioactive material, low activity radioactive material, and mixed wastes from commercial and government customers, including materials received under a contract with the U.S. Army Corps of Engineers. The facility is regulated under a joint permit issued by the Idaho Department of Environmental Quality and the US EPA, and is subject to applicable State law and regulations governing radioactive materials exempt from regulation under the federal Atomic Energy Act as amended.

Robstown, Texas Facility. USET operates on 240 acres of land near Robstown, Texas about 10 miles west of Corpus Christi. The facility, opened to accept waste in 1973, is regulated under a permit issued by the Texas Commission on Environmental Quality ("TCEQ"). The site is also subject to US EPA regulations and is permitted to accept certain low activity radioactive materials and mixed wastes under its TCEQ permit.

Beatty, Nevada Facility. US Ecology leases approximately 80 acres from the State of Nevada on which treatment and disposal operations are conducted. The Company's lease was renewed for ten years in 1997. Opened to receive hazardous waste in 1970, the site is located in the Amargosa Desert approximately 100 miles northwest of Las Vegas, Nevada and 30 miles east of Death Valley, California. The facility is regulated under permits issued by the Nevada Department of Conservation and Natural Resources and the US EPA.

Richland, Washington Facility. In operation since 1965, this US Ecology facility is located on 100 acres of State leased land on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. The lease between the State of Washington and the Federal government expires in 2061. The Company expects to renew its sublease with the State, which expires in 2005, based on a February 2004 decision by the State of Washington not to compete this sublease. The facility is licensed by the Washington Department of Health for health and safety purposes, and is also regulated by the Washington Utilities and Transportation Commission ("WUTC"), which sets disposal rates for low-level radioactive wastes. Rates are set at an amount sufficient to cover operating costs and provide the Company with a reasonable profit. A new rate agreement was entered in 2001 and expires January 1, 2008. The State also assesses user fees for local economic development, State regulatory agency expenses, and a dedicated trust account to pay for long-term care and maintenance after the facility closes.

Also managed out of the Richland Facility, the US Ecology NORM/NARM Services group offers site characterization, decontamination, waste removal and off-site shipment in addition to disposal services.

NON-OPERATING  DISPOSAL  FACILITIES

Beatty, Nevada LLRW Facility. Operated by the Company from 1962 to 1993, the Beatty LLRW disposal site was the nation's first commercial facility licensed to dispose of LLRW. In 1997, it became the first such LLRW disposal facility to successfully complete closure and post-closure stabilization and to transfer its license to the government for long-term institutional control. Since that time, the Company has performed maintenance and surveillance under a contract with the State of Nevada, and is paid from a State-controlled fund contributed during facility operations.

Bruneau, Idaho Facility. This remote 88 acre desert site, acquired along with the Grand View, Idaho disposal operation in February 2001, was closed under an approved RCRA plan. Post closure monitoring will continue for approximately 25 more years in accordance with permit and regulatory requirements.

Sheffield Illinois LLRW Facility. The Company previously operated this LLRW disposal facility on a 5-acre, State-owned site from 1968 to 1978. After performing closure work under a 1988 Settlement Agreement with the State of Illinois, the Company monitored and maintained the site until mid-2001, when the LLRW license was transferred to the State. In 2003, the Company received $39,000 of the $59,000 remaining in a site construction escrow account established with the Illinois Department of Nuclear Security. As at Beatty, the Company has a contract with the State to perform long-term inspection and maintenance with funds from a State-controlled account.

Sheffield Illinois Facility. The Company previously operated two hazardous waste disposal facilities adjacent to the Sheffield LLRW disposal area. One hazardous waste site was opened in 1968 and ceased accepting waste in 1974. The second accepted hazardous waste from 1974 through 1983. In November 2003 the Company renegotiated its closure/post-closure obligations allowing the Company to reduce its financial assurance requirement from $3,181,000 to $1,497,000. The Company also reduced its corrective action financial assurance requirements from $1,500,000 to $800,000. In addition, the Company received all of the $74,000 remaining in a site investigation escrow account established with U.S. EPA. The company continues to perform corrective measures at the facility under regulation by the US EPA.

Winona, Texas Facility. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility, at which time AEC purchased the facility. Solvent recovery, deep well injection and waste brokerage operations were conducted on an eight acre site until March
1997, when the Company ceased operations. The Company is proceeding under an Agreed Order entered with the State of Texas for closure, and maintains a $1,300,000 financial assurance. State action is pending on a Closure Certification Report submitted in 1999 and resubmitted with additional information in 2003. The Company owns an additional 540 acres contiguous to the permitted site. Efforts are underway to sell certain excess property while retaining an adequate buffer zone.

Ward Valley, California Proposed Disposal Facility. In 1993, the Company received a State of California license to construct and operate a LLRW disposal facility in the Mojave Desert to serve the Southwestern LLRW Compact. The Company has alleged that the State of California abandoned its duty to acquire the project property from the U.S. Department of the Interior in a suit filed in State court seeking recovery of monetary damages in excess of $162 million. The trial court ruled against the Company on March 26, 2003. The Company has appealed this ruling. Briefing on the appeal is expected to be complete in mid-2004, after which oral arguments will be scheduled.

Butte, Nebraska, Proposed Disposal Facility. The Company submitted an application to the State of Nebraska to construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission ("CIC"). Following proposed license denial by the State of Nebraska, the CIC, the Company and a number of nuclear power utilities funding the project sued the State of Nebraska alleging bad faith in the license review process. A federal court order was issued enjoining the State license review process. On September 30, 2002, the federal district court awarded plaintiffs $153 million in damages, including approximately $12 million to the Company based on its contributions to the project and pre-judgment interest. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the district court ruling in its entirety. On March 3, 2004, the State of Nebraska filed a petition for rehearing en banc by the full Eighth U.S. Circuit Court of Appeals.

DISCONTINUED  OPERATIONS

Oak Ridge, Tennessee Facility. AERC, acquired in 1994, processed LLRW to reduce the volume of waste requiring disposal at licensed radioactive waste facilities. AERC's processing services were never successfully integrated with the Company's core disposal business, and management was unable to identify a viable business strategy to reverse the recurring losses that occurred at the facility since its acquisition in 1994. On December 27, 2002, the Company announced cessation of commercial operations. The plant, situated on 16 acres of Company property in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry, but also accepted brokered waste from biomedical, academic and non-utility industry customers. In October 2002, the Company announced its intent to actively market the business for sale, however, no acceptable offers were received to acquire the operation as a going concern. The Company focused its efforts in 2003 on removal of customer waste from the facility and post-waste removal radiation surveys. Two employees presently maintain the facility's radioactive materials licenses and assist with efforts to market the facility for sale. The Company has paid the required fees and intends to maintain the facility's existing radioactive materials operating license through the existing term pending a possible sale.

Robstown, Texas Municipal Solid Waste Landfill. In July 2000, the Company began operation of a municipal and industrial waste landfill on 160 acres of land immediately adjacent to subsidiary US Ecology Texas' hazardous and industrial waste treatment and disposal facility. On February 13, 2003, the Company announced the sale of the El Centro municipal and industrial waste landfill to a subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000, it no longer has an obligation to pay annual minimum royalties, but will still be required to pay royalties based on waste volumes received at El Centro. Opened in July 2000, the El Centro solid waste landfill was carried on the Company's books at approximately $7 million prior to sale. When combined with reductions in liabilities and the recognition of certain future minimum royalties, the sale resulted in a gain on sale of approximately $4.9 million which was recognized in the first quarter of 2003.

INDUSTRY

During 2003, the hazardous waste industry trends of reduced disposal waste volumes and restructuring continued. This industry maturation period followed rapid expansion in the 1970s and 1980s driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and to direct the clean up of contaminated sites under the federal Superfund law.

By the early 1990s, excess hazardous waste management capacity had been constructed and permitted by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to minimize waste production. The volume of waste shipped for disposal from Superfund and other properties also diminished as many contaminated sites were cleaned up.

Improved waste management by generators coupled with excess commercial disposal capacity and a maturing federal Superfund program created highly competitive market conditions that still apply today.

Management believes that the hazardous waste business will continue to restructure and possibly consolidate, but that a baseline demand for services will remain. Management further believes that the ability to deliver specialized services, while aggressively competing for non-specialized commodity business, will differentiate successful from unsuccessful companies going forward. The Company's 2001 acquisition of Envirosafe Services of Idaho and access to its patented steel mill waste delisting technology, expanded approvals to manage certain radioactive and mixed waste volumes materials at its Idaho and Texas hazardous waste facilities, installation of patented thermal treatment units at its Beatty, Nevada hazardous waste facility, and development of more cost-effective treatment processes for specific customer wastes reflect successful initiatives by the Company to increase market share and profitability under present market conditions.

The commercial LLRW business has also experienced significant change. This is primarily due to failure of the LLRW Policy Act of 1980 ("Policy Act") and interstate Compacts encouraged to be formed under the Policy Act to provide any new disposal sites and market responses to that failure. Company efforts to site new disposal facilities in Ward Valley, California and Butte, Nebraska have been frustrated and delayed by litigation. Management believes that both of these proposed facilities would be safe and environmentally sound if constructed. The Company has alleged, in separate litigation, that both California and Nebraska have abandoned their duties under existing law. Management believes the Company is entitled to compensation for its past investments in these statutorily-required site development projects. This litigation is now well advanced. See Item 3. Legal Proceedings of this Form 10-K.

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

Restricted access to the Company's Richland, Washington facility, Barnwell's limited capacity and state fee status, and the failure of the Compacts to establish new disposal facilities created a market opportunity for a privately held Utah disposal company. The Utah facility is licensed to accept a substantial subset of the LLRW which Congress made a state responsibility under the Policy Act. Increased disposal prices have also induced a number of businesses to offer LLRW processing and volume reduction services. The Company purchased its Oak Ridge facility in 1994 to participate in this market, along with other new market entrants. The LLRW volume reduction business has experienced heavy price competition and a number of companies have ceased operations and/or declared bankruptcy. This heavy competition and the Oak Ridge facility's reliance on disposal facilities operated by competitors to ship processed waste produced substantial losses leading to the Company's decision to discontinue Oak Ridge commercial LLRW processing operations in December 2002.

The significant rise in radioactive waste disposal prices at traditional LLRW facilities has also created a demand for more cost-effective disposal services for soil, debris, consumer products, industrial wastes and other materials containing low activity radioactive material, as well as mixed wastes exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of low activity radioactive materials is generated by U.S. Department of Defense remediation activities. Management believes the expanded use of permitted hazardous waste disposal facilities to dispose of such materials is a safe, environmentally sound market response. The Company's Grand View, Idaho RCRA hazardous waste facility has significantly increased waste volume throughput since 2001 based largely on permit modifications and contracts secured to serve this growing demand. The Company's US Ecology Texas disposal facility is also positioned to accept, on a more limited basis, this type of waste.

On November 18, 2003, the USEPA published an Advance Notice of Proposed Rulemaking titled "Approaches to an Integrated Framework for Management and Disposal of Low-Activity Radioactive Waste: Request for Comment" focusing on use of RCRA Subtitle C hazardous waste disposal technology for disposal of such waste. Management believes the Company is well positioned to grow its low activity radioactive material business based on its reputation in the industry, its existing Idaho and Texas facility permits, its substantial experience handling radioactive materials at its Subtitle C facilities, its high volume waste throughput capabilities, and its competitive cost structure.

PERMITS,  LICENSES  AND  REGULATORY  REQUIREMENTS

The Company's hazardous, industrial, non-hazardous, and radioactive materials business is subject to extensive environmental, health, safety, and transportation laws, regulations, permits and licenses administered by federal, state and local agencies. The responsible agencies regularly inspect the Company's operations to monitor compliance. They have authority to enforce compliance through the suspension of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. This body of law and regulations contribute to the demand for Company services and represent a significant obstacle to new market entrants.

The Resource Conservation and Recovery Act of 1976 ("RCRA") provides a comprehensive framework for regulating hazardous waste handling, transportation, treatment, storage, and disposal. Certain radioactive materials may also be managed under RCRA permits, as specifically authorized for the Company's facilities in Grand View, Idaho and Robstown, Texas. RCRA regulation and permitting is the responsibility of the US EPA and state agencies delegated such authority. Listed chemical compounds and residues derived from listed industrial processes are subject to RCRA standards unless they are delisted through a formal rulemaking process such as the patented steel mill treatment employed at the Company's Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or for failure to take corrective action to address releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls under RCRA diminish.

CERCLA and its amendments ("Superfund") impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities, and on parties who arranged for the transportation of hazardous substances. Liability under Superfund may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites. Since customers of the Company face the same liabilities, waste producers are motivated to minimize the number of commercial disposal sites utilized and to manage their own wastes when feasible. Commercial disposal facilities require authorization from the US EPA to receive Superfund clean-up wastes. The Company's three hazardous waste disposal facilities each maintain this authorization.

The Toxic Substances Control Act ("TSCA") establishes a comprehensive regulatory program for treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the US EPA. The Company's Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA permits.

The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 assign the NRC regulatory authority over the receipt, possession, use and transfer of specified radioactive materials, including disposal. The NRC has adopted regulations for licensing commercial LLRW processing and disposal sites, and may delegate regulatory and licensing authority to individual states. The NRC and U.S. Department of Transportation regulate the transport of radioactive materials. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for radioactive materials.

The AEA does not authorize the NRC to regulate NORM/NARM, however, individual states may assert regulatory jurisdiction. Many states, including Idaho and Texas, where the Company operates facilities, have chosen to do so.

The process of applying for and obtaining licenses and permits to construct and operate facilities accepting radioactive, hazardous and industrial waste is lengthy and complex. Management believes it has significant knowledge and expertise regarding environmental laws, regulations, and permit processes. The Company also believes it possesses all permits, licenses and regulatory approvals currently required to maintain regulatory compliance and safely operate its facilities, and has the specialized expertise required to secure additional approvals to grow its business in the future.

INSURANCE,  FINANCIAL  ASSURANCE  AND  RISK  MANAGEMENT

The Company carries a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, environmental impairment liability, and other coverage customary to the industry. The Company does not expect the impact of any known casualty, property, environmental or other contingency to be material to its financial condition, results of operations or cash flows.

Existing regulations require financial assurance to cover the cost of final closure and/or post-closure obligations at the Company's processing and disposal facilities. Acceptable forms of financial assurance include escrow-type accounts funded by revenue during the operational life of a facility, letters of credit from third parties, surety bonds, and traditional insurance. Alternatively, facilities may be required to fund State-controlled escrow type or trust accounts during the operating life of the facility.

Through December 31, 2003, the Company has been able to maintain all required insurance and financial assurance coverage. The Company's insurer for its closure and post-closure financial assurance obligations had previously notified the Company to expect increased premiums and collateral requirements at renewal of its current financial assurance policies. The Company's current closure and post-closure policies became effective December 19, 2003 and have a term of one year. The Company expects to continue renewing these insurance policies. If the Company were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial condition, results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action being taken against the Company that could include the early closure of affected facilities.

As of December 31, 2003, the Company provided letters of credit of $3,258,000 as collateral for financial assurance insurance policies of approximately $32,000,000 ensuring performance of facility final closure and post-closure requirements. Management believes the Company will be able to maintain the requisite financial assurance policies throughout 2004. While the Company has been able to obtain financial assurance for its current operations, the cost of maintaining surety bonds, letters of credit and insurance policies in sufficient amounts may continue to increase.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for such environmental claims, the Company maintains environmental impairment liability insurance and professional environmental consultants liability insurance for non-nuclear occurrences. For nuclear liability coverage, the Company maintains so-called Facility Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of its facilities, suppliers and transporters. The Company purchases primary property, casualty and excess liability policies through traditional third party insurance.

CUSTOMERS

The Company disposes of CERCLA, low activity radioactive material and hazardous environmental remediation waste under a contract with the U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program ("FUSRAP"), and steel mill air pollution control dust (KO61 waste) under individual steel mill contracts. The Company also periodically manages the transportation of wastes to its disposal facilities. These projects may periodically contribute significant revenue. The following customers accounted for more than 10% of the Company's revenue in 2003, 2002 and 2001:

                                                       % OF REVENUE FOR YEAR ENDING
          CUSTOMER                                      2003      2002       2001
                                                      --------  ---------  --------
          U.S. Army Corps of Engineers                      27         27        15
          Nucor Steel Company                                7         13        11
          Shaw Environmental  & Infrastructure, Inc.        18          -         -


MARKETS

Disposal Services. The hazardous waste treatment and disposal business is generally highly competitive and sensitive to transportation costs. NRC-exempt radioactive material and other specialized niche services offerings are less sensitive to these factors. Waste transported by rail is less expensive, on a per mile basis, than waste transported by truck.

The Company's Robstown, Texas hazardous waste facility is geographically well positioned to serve refineries, chemical manufacturing plants and other industries concentrated along the Texas Gulf coast. The facility is also permitted to accept certain NRC-exempt radioactive materials and mixed wastes, and competes over a larger area for these wastes.

The Company's Beatty, Nevada facility primarily competes for business in the California, Arizona, Utah and Nevada markets. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Nevada facility can compete for wastes shipped from more distant locations. The Nevada facility also competes over a broader geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty facility also offers thermal treatment services, primarily to customers in its western service region.

The Company's Grand View, Idaho facility accepts wastes from across the United States and operates a Company-owned rail transfer station located adjacent to a main east-west rail line, generally allowing much lower cost transportation than by truck. The Idaho facility's two primary markets are steel mill air pollution control dust, and NRC-exempt radioactive materials and mixed wastes in concentrations specified by permit. Substantial waste volumes are received under a five-year, renewable contract with the U.S. Army Corps of Engineers that is also utilized by the Air Force and other federal agencies. Management expects to renew this contract, which expires in the second quarter of 2004. Permit modifications have expanded disposal capabilities at the Idaho facility. Waste throughput in 2003 was significantly enhanced by the addition of 3,000 feet of track and another rail switch at the Company's Idaho rail transfer station in late 2002.

Waste stabilization, encapsulation, chemical oxidation and other treatment technologies are available at the Company's Idaho, Nevada and Texas facilities to meet US EPA land disposal restrictions. This capability allows all three sites to manage a significantly broader spectrum of wastes than if pre-disposal treatment was not offered.

The Richland, Washington disposal facility serves LLRW producers in the eight member States of the Northwest Compact. The three Rocky Mountain Compact States are also eligible to use the facility subject to annual volume limits. Since US Ecology is a monopoly LLRW service provider under the Northwest Compact, the State of Washington approves the facility's LLRW disposal rates. The site competes for NORM/NARM from customers across the country. These NORM/NARM rates are not regulated, since a monopoly does not exist.

COMPETITION

The Company competes with large and small companies in each of the markets in which it operates. The radioactive, hazardous and non-hazardous industrial waste management industry is highly competitive. Management believes that its primary disposal competitors are Waste Management, The EQ Company, Clean Harbors, Envirocare of Utah, and Waste Control Specialists. Management believes that the principal competitive factors applicable to its radioactive and hazardous waste management business are:

-    Price
-    Specialized permits and "niche" service offerings
-    Customer service
-    Operational efficiency and technical expertise
-    Environmental compliance and credibility with regulatory agencies
-    Industry reputation and brand name recognition

Management believes the Company is competitive based on each of these factors. Management further believes that it offers a nationally unique mix of services, including specialized patent rights, permits and "niche" services which favorably distinguish it from competitors. Management further believes that its understanding of the industry, strong "brand" name recognition from more than 50 years of experience in the business, excellent compliance record and customer service reputation, and positive relationships with customers, regulators, and the local communities enhance these advantages.

While the Company is competitive, advantages exist for certain competitors that have technology, permits, and equipment enabling them to accept additional wastes streams, that have greater resources, that operate in jurisdictions that impose lower disposal taxes, and/or are located closer to where various wastes are generated.

PERSONNEL

Since October 2001, the executive management team has implemented major business system and fundamental organizational changes to the Company's organizational structure and management. This included a large reduction in force following a December 2002 decision to exit the LLRW processing business.

On February 10, 2004, the Company had 182 full time employees, of which 11 were members of the PACE union at its Richland, Washington facility.

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

CORPORATE                          FUNCTION                          ACREAGE        OWN/LEASE
---------                          --------                          -------        ---------

Boise, Idaho                       Corporate office                  8,572 sq. ft.  Lease

OPERATING DISPOSAL FACILITIES
-----------------------------

Beatty, Nevada                     Treatment and disposal facility        80 acres  Lease

Grand View, Idaho                  Treatment and disposal facility     1,760 acres  Own

Elmore County, Idaho               Rail transfer station                 140 acres  Own

Robstown, Texas                    Treatment and disposal facility       240 acres  Own

Richland, Washington               Disposal facility                     100 acres  Sublease

NON-OPERATING DISPOSAL FACILITIES
---------------------------------

Bruneau, Idaho                     Closed disposal facility               88 acres  Own

Sheffield, Illinois                Closed disposal facility              204 acres  Own

Sheffield, Illinois                Closed disposal facility              170 acres  Own

Winona, Texas                      Non-operating treatment and deep      540 acres  Own
                                   well facility

DISCONTINUED OPERATIONS
-----------------------

Oak Ridge, Tennessee               Processing facility                    16 acres  Own

Robstown, Texas                    Municipal landfill                    200 acres  Sold

The principal properties of the Company make up less than 10% of the total assets. The properties utilized are sufficient and suitable for the Company's needs.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

ONGOING  LITIGATION
-------------------

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million. The suit stems from the State's alleged abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. State and federal law requires the State to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. The case was tried in Superior Court for the County of San Diego during February and March 2003.

On March 26, 2003, the Superior Court issued a decision finding that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The latter finding was based on actions the Court concluded had created obstacles to an agreement between the federal government and the State to convey the site. However, the Court did find that key elements of the Company's promissory estoppel claim had been proven at trial. Specifically, the Court ruled that the State made a clear and unambiguous promise to US Ecology in 1988 to use its best efforts to acquire the site, that the State had abandoned this promise, and that the Company's reliance on the State's promise was foreseeable. However, the Court found that the State's breach of its promise was not a substantial factor in causing damages to US Ecology since the federal government had continued to resist the land transfer.

Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

On June 26, 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court.

The Company's financial interest in the pending claim against the State was improved by an amendment to the November 13, 1998 Ward Valley Interest Agreement and Assignment entered into by American Ecology and its former primary lender. This June 27, 2003 amendment, entered into with the former lender's successor, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and related legal expenses relating to the case. Any remaining amount recovered shall be divided equally between the Company and the former lender. The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

In early July of 2003, the Company engaged the law firm of Cooley Godward on a fixed price plus contingency basis to pursue the appeal, paying and expensing the fixed fee at the time of engagement. Briefing is underway. No assurance can be given that the Company will prevail on appeal or reach a settlement to recover any portion of its investment or legal expenses.

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). CIC member states are Nebraska, Kansas, Oklahoma, Arkansas, and Louisiana. The action seeks declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of US Ecology's application to site, construct and operate a LLRW disposal facility near Butte, Nebraska. US Ecology is the CIC's contractor and intervened as a plaintiff.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals where it was argued in June 2003.

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On March 3, 2004, the State of Nebraska filed a petition for rehearing en banc by the full Eighth U.S. Circuit Court of Appeals. No assurance can be given that the trial and appellate court judgments will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.


RESOLVED  LITIGATION
--------------------

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In March 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada entered a summary judgment in favor of the Company. Manchak filed a motion for reconsideration that was denied on January 8, 2003. Manchak appealed, but failed to timely file his opening brief and the Company moved to dismiss the appeal. On July 2, 2003, the United States Court of Appeals for the Federal Circuit granted the Company's motion to dismiss Manchak's appeal. Manchak's requests for reconsideration and en banc review were rejected by the Federal Circuit on October 6, 2003 and again on October 20, 2003. On January 8, 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. On March 9, 2004, the District Court rejected Manchak's Rule 60(b) motion, prohibited further filings with the Court on the matter and imposed sanctions on Manchak. The matter is now closed.

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK  COUNTY,  TEXAS
--

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and former customers of its Winona, Texas facility. Plaintiffs sought recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company sought a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court dismissed certain causes of action and reduced the number of plaintiffs, but preserved other causes of action. The Company subsequently sought a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003, the court granted this motion and dismissed the adult plaintiffs, leaving seven minors and one intervenor party to the lawsuit. The Company and its insurance provider subsequently settled the matter for $37,000 of which $27,000 will be paid by the Company. Because the deductible had been fully reserved, there was no impact to the income statement. The matter is now closed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2003.

PART  II

ITEM 5. MARKET FOR AMERICAN ECOLOGY CORPORATION COMMON STOCK AND RELATED STOCKHOLDER MATTERS

American  Ecology  Corporation  common  stock  is  listed on the NASDAQ National
Market System under the symbol ECOL. As of March 12, 2004, there were approximately 3,200 common stockholders. High and low sales prices for the common stock for each quarter in the last two years are shown below:


                              2003                2002
                              ----                ----

          PERIOD         High      Low       High      Low
                       --------  --------  --------  --------

          1st Quarter  $   3.42  $   2.69  $   1.98  $   1.25
          2nd Quarter      3.15      2.60      4.85      1.66
          3rd Quarter      3.80      2.80      4.50      2.10
          4th Quarter      8.26      3.59      3.23      2.31

The  Company  has  not paid dividends on common stock during the last two years.

In August 2000, the Company established a credit facility with Wells Fargo Bank that prohibits cash dividends on any of the Company's outstanding capital stock without Bank approval. This credit facility, which has been amended several times, currently provides the Company with $8.0 million of borrowing capacity and matures on June 15, 2005.

In January 2003, the Company offered to repurchase all outstanding Series D Preferred Stock for the original sales price plus accrued but unpaid dividends. The offer was accepted by all Series D holders and approved, as required, by the Board of Directors and Wells Fargo Bank. On February 28, 2003, the Company repurchased the remaining 100,001 shares of Series D Preferred Stock for $47.50 a share plus accrued but unpaid dividends of $16.56 a share, for a total payment of $6,406,000.

On February 18, 2004, the Company redeemed a warrant to purchase 1,349,843 shares of common stock for $5,500,000. The warrant was issued in 1998 as part of the settlement with the Company's prior bank, and enabled the bank to acquire 1,349,843 common shares for $1.50 each. After paying the $5,500,000 for redemption of the warrant, the Company had in excess of $7,000,000 in cash on hand without borrowing any funds on the line of credit.

ITEM  6  SELECTED  FINANCIAL  DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars  in  thousands,  except  per  share  amounts)

YEARS ENDED DECEMBER 31,                                         2003       2002       2001      2000      1999
------------------------                                       ---------  ---------  --------  --------  --------

Revenue                                                        $ 57,047   $ 46,789   $40,175   $27,054   $20,830
Loss on write off of Ward Valley development costs             $(20,951)  $     --   $    --   $    --   $    --
Income tax benefit from reversal of valuation allowance        $     --   $  8,284   $    --   $    --   $    --
Income (loss) from continuing operations                       $(11,069)  $ 16,094   $ 2,991   $ 5,510   $ 4,301
Cumulative effect of change in accounting principle            $     --   $ 13,141   $    --   $    --   $    --
Income (loss) from discontinued operations                     $  2,477   $(10,464)  $(2,189)  $  (813)  $   108
Net Income                                                     $ (8,592)  $ 18,771   $   802   $ 4,697   $ 4,409
Preferred stock dividends accrued                              $     64   $    398   $   398   $   398   $   398

Shares used to compute income (loss) per share (000's)           16,604     14,311    13,738    13,711    13,585

Total assets                                                   $ 66,626   $ 87,125   $86,824   $65,750   $58,459

Long-term debt, net of current portion                         $  4,200   $  8,344   $ 4,436   $10,775   $ 3,569

Shareholders' equity                                           $ 36,351   $ 45,948   $26,416   $25,984   $21,582

Current ratio (current assets divided by current liabilities)
                                                                 2.10:1     1.47:1    0.65:1    1.17:1     0.9:1

Return on average equity (net income divided by
average equity)                                                  (20.9)%      51.9%      3.1%     19.7%     22.6%

Dividends declared per common share                            $     --   $     --   $    --   $    --   $    --

Capital expenditures                                           $  6,270   $  2,737   $ 4,009   $ 3,267   $ 3,740
Depreciation, amortization and accretion expense               $  6,973   $  6,604   $ 4,076   $ 1,899   $ 1,498


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking  Statements
---------------------------

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to:

-    compliance with and changes in applicable laws and regulations,
-    exposure to litigation,
-    access to capital,
-    access to insurance and financial assurances,
-    new technologies and patent rights,
-    competitive environment,
-    general economic conditions,
-    potential loss of major contracts, and
-    costs to maintain or close the Oak Ridge facility.

When the Company uses words like "may," "believes," "expects," "anticipates," "should," "estimates," "projects," "plan," their opposites and similar expressions, it is making forward-looking statements. These expressions are most often used in statements relating to business plans, strategies, anticipated benefits or projections about anticipated revenues, earnings or other aspects of Company operating results. The Company makes these statements in an effort to keep stockholders and the public informed about its business based on its current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events.

As noted elsewhere in this report, the Company's business is subject to uncertainties, risks and other influences, many of which are not within its control. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately proves to be accurate. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2003, included elsewhere in this Form 10-K.

General
-------

The Company is a hazardous, non-hazardous, industrial, and radioactive waste management company providing treatment and disposal service to commercial and government entities, including but not limited to, nuclear power plants, refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of revenues are derived from fees charged for waste treated and disposed at Company-owned facilities. The Company periodically manages the transportation of wastes to its disposal facilities. These projects may periodically contribute significant revenue. Fees are also charged for waste packaging, brokering, waste removal, and transportation to facilities operated by other service providers. The Company and its predecessors have been in business for more than 50 years.

In late 2001, the Board of Directors appointed a new executive team that reorganized the Company with the objectives of optimizing performance of its core waste treatment and disposal assets and exiting non-core businesses. Management believes that this restructuring has yielded benefits, including improved market penetration, clearer organizational accountability, cost savings, increased waste handling efficiencies, and improved utilization of operating assets. Management further believes that actions to resolve a number of long-standing lawsuits, sell its El Centro municipal solid waste landfill, and discontinue its unprofitable Oak Ridge, Tennessee LLRW processing operations have allowed the Company to improve the performance of its profitable hazardous and radioactive waste treatment and disposal business.

Overall  Company  Performance
-----------------------------
On a consolidated basis, the Company's financial performance for the twelve-months ended December 31, 2003, showed material improvement over 2002 and 2001 as measured by income from operations. Management believes this improvement is due to strong performance of its Grand View, Idaho operation acquired in early 2001, execution of new management's turn around plan and related restructuring actions implemented beginning later that year, and increased attention to efficient waste handling operations and business systems. These actions focused on improving waste treatment and disposal throughput at the Company's operating facilities, securing permit modifications required to expand higher margin "niche" services, reducing head count and other costs, streamlining reporting, implementing centralized information and accounting systems, reducing use of external consultants, and restructuring the sales function to increase revenue and earnings.

Management believes 2002 and 2003 operating performance, as well as future operating performance, is driven by the Company's core disposal business. A significant portion of the Company's revenue is derived from government remediation projects, which are driven by availability of state and federal appropriations, and the requirement to remove contamination from contaminated sites. During 2003 and 2002, the Army Corps of Engineers (USACE) and federal contractors, such as Shaw E&I, represented significant amounts of the Company's revenue.

Funding for the USACE FUSRAP program, which presently contracts with the Company for disposal, has remained generally constant and management expects this to continue. US EPA and other federal agencies have also used the Company's USACE contract to dispose of CERCLA and other federal remediation project waste.

Remediation projects under "Superfund" depend on site-specific fund availability. Funding levels have generally decreased since the early 1990s, however, major projects continue. The Company is currently accepting waste from several large multi-year federal Superfund projects. States also fund remediation projects. The majority of the 2003 Shaw E&I revenue derived from a remediation project funded by the State of New Jersey.

Non-government remediation project opportunities are driven by regulatory agency enforcement actions and settlements, litigation, local community controversy, availability of private funds and other factors. To the extent privately funded remediation projects are discretionary, management believes a healthy national economy generally favors increased project availability. Management further believes that bid activity for such projects increased in the second half of 2003 and that this higher level of bid activity will continue during 2004.

The Company's largest base business customer is Nucor Corporation, which operates electric arc furnace steel mills. The Company disposes of air pollution control dust (KO61) from Nucor steel mills in several states and other steel mills at its Grand View, Idaho facility, however, aggressive price competition from KO61 recyclers resulted in a loss of market share and revenue during 2003. In February 2004, the Company entered into an agreement with Envirosafe Services of Ohio, Inc. ("ESOI") to provide ESOI's USEPA-approved KO61 "delisting" technology at the Company's Robstown, Texas and Beatty, Nevada facilities to extend the regulatory fee advantages enjoyed by its Idaho operation to these other two facilities. No assurance can be given, however, that this strategy will result in new KO61 business.

Other than Nucor, no other base business customer contributed more than 5% of the Company's revenue in 2003. The Company was successful in securing new base business contracts from other hazardous waste customers in 2003 and employs a sales incentive plan that is weighted to rewarding new base business revenue. The hazardous waste business is highly competitive. No assurance can be given that the Company will retain its present base business customers or increase its market share for steel mill air pollution control dust or other hazardous waste.

The Company has not historically performed well outside its core treatment and disposal business and will continue to attempt to limit the negative impact of previous growth initiatives outside of its core business. Year to year comparisons are made difficult by a series of material, independent events in both 2002 and 2003. These included:
- a large single event clean-up project undertaken in early 2002 by the Company's Richland, Washington facility,
- a large single event project undertaken in the second half of 2003 at the Company's Grand View, Idaho facility,
- unusually high litigation expenses in early 2003 and write off of the Ward Valley, California litigation,
- costs to discontinue the Company's Oak Ridge, Tennessee low-level radioactive waste processing businesses and remove customer and Company waste from the premises,
-    a  gain  on  sale  of  the  El  Centro  landfill  assets in early 2003, and
- the adoption of a new accounting standard ("FAS 143") which resulted in a large gain.

These  events  are  discussed  in  detail  below.

2003  EVENTS
------------

Oak  Ridge  Disposal  Plan:  During  2003,  the  Company  accrued  an additional
---------------------------
$2,517,000 in costs to remove waste from the facility and prepare the facility for sale. This primarily reflects actual expenses, above estimates, incurred to dispose of specific wastes which were identified when the wastes were shipped to off-site service providers. $442,000 of these additional costs were accrued for expenses expected to be paid during 2004 in accordance with the provisions of EITF 94-3.

In June 2003, the Company entered into a non-binding letter of intent with a potential buyer of the Company's Oak Ridge facility assets, including certain licenses, buildings and equipment, for a nominal sales price along with buyer assumption of specified liabilities. This potential buyer later notified the Company that its board of directors was not prepared to proceed with the purchase transaction as contemplated and the letter of intent expired without being exercised on December 5, 2003. The Company is in continuing discussions with other potentially qualified buyers; however, no assurance can be given that an asset sale will be consummated.

Ward  Valley  Litigation and Expenses: Due to the adverse California state trial
--------------------------------------
court decision on March 26, 2003, the Company wrote off $20,951,000 of facility development costs for the Ward Valley project. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $1,786,000 were incurred and included in SG&A during 2003. The Company has appealed the Ward Valley ruling. Briefing in that appeal is underway. Minimal out-of-pocket costs for this appeal are expected in 2004 based on a fixed price legal representation agreement entered into and paid for in July 2003.

Sale  of  El  Centro:  On  February  13,  2003,  the  Company sold the El Centro
---------------------
municipal waste landfill to Allied Waste and recognized a $4,909,000 gain on sale. This gain was included in discontinued operations during the quarter ended March 31, 2003.

New  Jersey  PCB  Clean-up  Project:  The  Company's  Grand View, Idaho facility
------------------------------------
performed a $10,053,000 transportation and disposal project in the third and fourth quarters of 2003. This project represented 18% of 2003 revenues.

2002  EVENTS
------------

Financial  Accounting  Standard No. 143 ("FAS 143"): The Company implemented FAS
----------------------------------------------------
143 on January 1, 2002. FAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations. It also requires an associated asset to be recognized as part of the carrying amount of the underlying asset. The implementation of FAS 143 resulted in a $13,141,000 cumulative effect of change in accounting principle gain during the quarter ended March 31, 2002.

Army  Corps  of  Engineers Fort Greely, Alaska Project:  The Company performed a
-------------------------------------------------------
$3,850,000 waste packaging and disposal project at its Richland, Washington facility during the first quarter of 2002. This project represented 8% of 2002 revenues and produced significantly higher margin and earnings than other projects typically handled by the Richland facility.

Oak  Ridge  Disposal  Plan:  On  December  27,  2002,  the  Company discontinued
---------------------------
operations at the Oak Ridge facility and recognized $7,018,000 of additional estimated costs to implement its asset and liability disposal plan.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Compliance  and  Changes  with  Applicable  Laws  and  Regulations
------------------------------------------------------------------

The changing regulatory framework governing the Company's business creates significant risks, including potential liabilities from violations of environmental statutes and regulations. Failure to timely obtain or comply with applicable federal, state and local governmental licenses, permits or approvals for its waste treatment and disposal facilities could prevent or inhibit the Company from operating its facilities and providing services, resulting in a potentially significant loss of revenue and earnings. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws and regulations may require the Company to modify existing operating licenses or permits, or obtain additional approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards or require changes in operating practices or technology requirements may impose significant costs upon the Company. The Company's failure to comply with applicable statutes, and regulations, licenses and permits may result in the imposition of substantial fines and penalties and could adversely affect the Company's ability to carry on its business as presently constituted.

The Company's revenues are primarily generated as a result of requirements arising under federal and state laws, regulations, and programs to protect the environment. Management believes the nation's basic framework of environmental laws and regulations is broadly accepted as sound public policy. If requirements to comply with these environmental laws and regulations, particularly those relating to the treatment, storage or disposal of PCB, hazardous, NORM/NARM and low-level radioactive waste were substantially relaxed in the future or were less vigorously enforced, the demand for the Company's services could materially decrease and revenues could be significantly reduced.

Exposure  to  Litigation
------------------------

Since Company personnel routinely handle radioactive, PCB and hazardous materials, the Company may be subject to liability claims by employees, customers and third parties. There can be no assurance that the Company's existing liability insurance is adequate to cover claims asserted against the Company or that the Company will be able to maintain such insurance in the future. Management believes the Company has adopted prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs will fully protect the Company. Adverse rulings in ongoing legal matters, including but not limited to litigation brought to protect the Company's investment in the proposed Butte, Nebraska disposal project and other matters could have a material adverse effect on the Company. See Item 3. Legal Proceedings of this Form 10-K.

Access  to  Capital
-------------------

The Company requires cost effective access to capital to implement its strategic and financial plan. If the Company cannot maintain access to capital or raise additional capital, the Company may need to delay or scale back planned infrastructure improvements or future disposal capacity expansions. This could negatively impact the Company's ability to generate earnings. The Company currently has cash on hand to fund its budgeted 2004 capital projects, and expects to maintain access to cost-effective capital in the event borrowings are required. Additionally, the Company has constructed sufficient disposal capacity to meet foreseeable near-term needs. No assurance can be given, however, that the Company will continue to have cash on hand for these purposes or maintain cost-effective access to the capital markets.

Access  to  Insurance  and  Financial  Assurances
-------------------------------------------------

The Company is required by license, permit, and prudence to maintain a variety of insurance instruments and financial assurances. Since early 2001, a tightening in the insurance markets has decreased access to cost-effective insurance. This was exacerbated by the terrorist attacks against the United States on September 11, 2001 and claims resulting from those attacks. Without cost-effective access to insurance and/or financial assurance markets, the Company's ability to operate its facilities would be materially and adversely affected. On December 19, 2003, insurance for the Company's primary financial assurance for its hazardous waste disposal facilities was renewed for one year. Although the Company expects to renew these policies, no guarantee can be given that the Company will be able to renew or procure new financial assurance insurance on terms favorable to the Company. Inability to obtain cost-effective insurance and/or financial assurance could have a material adverse effect on the Company.

New  Technologies
-----------------

The Company expects to introduce new technologies at its facilities from time to time. The Company has experienced difficulties implementing new technologies in the past. The Company's future growth at its Beatty, Nevada facility is partially tied to its ability to cost effectively provide thermal treatment services using patented equipment. If the Company cannot cost-effectively deploy this and other commercially viable treatment technologies in response to market conditions and customer requirements, the Company's business could be adversely affected.

Competitive  Environment
------------------------

The Company faces competition from companies with much greater resources and potentially more cost-effective waste treatment and disposal services. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste in the United States, or a decrease in the treatment or disposal fees charged by competitors could reduce or eliminate the competitive advantage of the Company's facilities and services. The Company's business is heavily affected by waste tipping fees assessed by state regulatory entities. These fees, which vary from State to State, are periodically adjusted. Such adjustments may significantly affect the competitive environment in which the Company conducts business either positively or negatively.

General  Economic  Conditions
-----------------------------
The Company's hazardous waste facilities serve steel mills, refineries, chemical manufacturing plants and other basic industries that are, or may be affected by, general economic conditions. During periods of economic weakness, these industries may curtail production activities producing waste and/or delay spending on plant maintenance, waste clean-up work and other discretionary projects. Management believes the Company's business has been adversely affected by generally weaker economic conditions since 2002. While management believes that bid activity for the services it offers has recently increased, the Company makes no predictions that general economic conditions will positively impact its business in 2004.

Potential  Loss  of  Major  Contracts
-------------------------------------

A loss on one or more of the Company's largest contracts could significantly reduce Company revenues and negatively impact earnings. Its contract with the US Army Corps of Engineers (USACE) expires during the second quarter of 2004 unless renewed for an additional 5 years at the option of the USACE. While the Company believes that the USACE will exercise its option and renew the contract on substantially the same terms, there is no assurance that the contract will be renewed or the terms of the contract will be materially changed. Discontinuation of this contract could have a material adverse impact on the Company.

Cost  of  Discontinuing  Operations  at  Oak  Ridge
---------------------------------------------------

On December 27, 2002, the Company announced the discontinuance of LLRW processing services and operations at its wholly-owned subsidiary, AERC. When making these decisions, the Company has made assumptions about future costs. If the facility cannot be sold, the Company may be required to initiate closure activities during 2004, for which the Company has accrued costs totaling $4,621,000. Developing these estimates required numerous subjective and complex judgments, estimates, and assumptions that may or may not ultimately prove accurate. While management believes this amount is sufficient to meet the Company's closure obligations, no assurance can be given that additional closure reserves will not be required.


RESULTS  OF  OPERATIONS

Operating Disposal Facilities, Non-operating Disposal Facilities, the discontinued Processing and Field Services operations and Corporate are combined to arrive at consolidated income. Continuing Operations is comprised of Operating Disposal Facilities, Non-operating Disposal Facilities, and Corporate. Only the Operating Disposal Facility segment reports revenue and profits. Revenue, costs and profits or losses in the discontinued Processing and Field Services segment are reflected in the consolidated financial statements in a single line item. The Non-operating Disposal Facility segment generates minimal revenues and does not generate profits. The Corporate segment generates no revenue and provides administrative, managerial and support services for the other segments. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                            Operating     Non-Operating     Discontinued
                                             Disposal       Disposal       Processing and
                                            Facilities     Facilities      Field Services    Corporate     Total
------------------------------------------------------------------------------------------------------------------
2003
------------------------------------------------------------------------------------------------------------------
Revenue                                    $    56,973   $           74   $            --   $       --   $ 57,047
Direct operating cost                           32,571              908                --           --     33,479
                                           ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                             24,402             (834)               --           --     23,568
S,G&A                                            6,982            1,794                --        5,043     13,819
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                   17,420           (2.628)               --       (5,043)     9,749
Investment income                                   --               --                --          347        347
Interest expense                                    36               --                --          230        266
Loss on writeoff of Ward Valley                     --           20,951                --           --     20,951
Other income                                        35               89                --           --        124
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax,
discontinued operations and cumulative          17,419          (23,490)               --       (4,926)   (10,997)


effect
Income tax expense                                  --               --                --           72         72
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued               17,419          (23,490)               --       (4,998)   (11,069)
operations and cumulative effect
Gain (loss) from discontinued operations         4,994               --            (2,517)          --      2,477
                                           ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                          $    22,413   $      (23,490)  $        (2,517)  $   (4,998)  $ (8,592)
                                           ============  ===============  ================  ===========  =========
Depreciation and accretion                 $     6,515   $          400   $            --   $       81   $  6,996
Capital Expenditures                       $     6,582   $           35   $           451   $       --   $  7,068
Total Assets                               $    40,377   $        6,550   $         2,495   $   17,204   $ 66,626
------------------------------------------------------------------------------------------------------------------
2002
------------------------------------------------------------------------------------------------------------------
Revenue                                    $    46,494   $          295   $            --   $       --   $ 46,789
Direct operating cost                           23,436            1,787                --           --     25,223
                                           ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                             23,058           (1,492)               --           --     21,566
S,G&A                                            8,000              103                --        4,528     12,631
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                   15,058           (1,595)               --       (4,528)     8,935
Investment income                                   13               --                --           18         31
Gain (loss) on sale of assets                      (20)               4                --            1        (15)
Interest expense                                   711               --                --          109        820
Other income (expense)                              78             (389)               --         (231)      (542)
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax,                14,418           (1,980)               --       (4,849)     7,589
discontinued operations and cumulative
effect
Income tax benefit                                  --               --                --        8,505      8,505
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations and cumulative effect                14,418           (1,980)               --        3,656     16,094
Gain (loss) from discontinued operations           466               --           (10,930)          --    (10,464)
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before cumulative effect          14,884           (1,980)          (10,930)       3,656      5,630
Cumulative effect of change in
accounting principle                            14,983            1,548            (3,390)          --     13,141
                                           ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                          $    29,867   $         (432)  $       (14,320)  $    3,656   $ 18,771
                                           ============  ===============  ================  ===========  =========
Depreciation and accretion                 $     6,443   $          458   $           518   $      361   $  7,780
Capital Expenditures                       $     3,010   $            6   $           300   $       30   $  3,346
Total Assets                               $    44,832   $       27,467   $         4,649   $   10,177   $ 87,125
------------------------------------------------------------------------------------------------------------------
2001
------------------------------------------------------------------------------------------------------------------
Revenue                                    $   $40,088   $           87   $            --   $       --   $ 40,175
Direct operating cost                           21,637            1,141                --           --     22,778
                                           ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                             18,451           (1,054)               --           --     17,397
S,G&A                                            8,287              556                --        5,431     14,274
                                           ------------  ---------------  ----------------  -----------  ---------
Income from operations                          10,164           (1,610)               --       (5,431)     3,123
Investment income                                  188               --                --           58        246
Gain (loss) on sale of assets                       (8)              --                --           --         (8)
Interest expense                                   746               --                --          265      1,011
Other income (expense)                             450             (286)               --          663        827
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax and
discontinued operations effect                  10,048           (1,896)               --       (4,975)     3,177
Income tax benefit (expense)                        --               --                --         (186)      (186)
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations                                      10,048           (1,896)               --       (5,161)     2,991
Gain (loss) from discontinued operations           378               --            (2,567)          --     (2,189)
                                           ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                          $    10,426   $       (1,896)  $        (2,567)  $   (5,161)  $    802
                                           ============  ===============  ================  ===========  =========
Depreciation Expense                       $     4,285   $            2   $           684   $       59   $  5,030


Capital Expenditures                       $     2,865   $            3   $           557   $       31   $  3,456
Total Assets                               $    43,371   $       27,482   $         9,892   $    6,079   $ 86,824


The following table sets forth items in the Statements of Operations for Continuing Operations the three years ended December 31, 2003, as a percentage of revenue:

                                                         Percentage of Revenues for the
                                                            Year Ended December 31,
                                                            -----------------------
                                                          2003       2002       2001
                                                        ---------  ---------  ---------
Revenue                                                    100.0%     100.0%     100.0%
Operating costs                                             58.7       53.9       56.7
                                                        ---------  ---------  ---------

Gross profit                                                41.3       46.1       43.3
                                                        ---------  ---------  ---------
Selling, general and administrative expenses                24.2       27.0       35.5
                                                        ---------  ---------  ---------

Income from operations                                      17.1       19.1        7.8
Other income (expense), net                                (36.4)      (2.9)       0.1
                                                        ---------  ---------  ---------

Income from continuing operations before income taxes      (19.3)      16.2        7.9
Income tax expense (benefit)                                 0.1      (18.2)       0.5
                                                        ---------  ---------  ---------

Income from continuing operations                          (19.4)      34.4        7.4
                                                        =========  =========  =========

RESULTS  OF  OPERATING  DISPOSAL  FACILITY  SEGMENT  OPERATIONS

The following discussion and analysis reflects the Company's Operating Disposal facility operations and does not include the results of Discontinued Operations, Non-Operating Facilities or Corporate for the 12 months ended December 31, 2003, 2002 and 2001.

Revenue
-------

During the 12 months ended December 31, 2003, revenue from Operating Disposal facilities totaled $56,973,000. This was 22% higher than the $46,494,000 posted in 2002, and 42% higher than the $40,088,000 reported in 2001. Of the $10,455,000 increase in Operating Disposal facility revenue from 2002 to 2003, $10,053,000 reflects a single transportation and disposal project performed in the second half of 2003 by the Idaho operation. In addition, the Company secured several other significant projects and base business customers in 2003 and 2002, allowing it to grow its market share despite the loss of certain steel mill customers. Increases in volume and revenue at the Idaho facility offset decreases in volume and revenue at the Company's three other disposal facilities.

Direct  Operating  Costs
------------------------

Direct operating costs represent costs at Company disposal facilities that are directly related to waste treatment and disposal. They include transportation, labor, equipment depreciation, fuel, treatment, waste treatment additives, testing, analysis, and amortization of disposal cell "airspace" costs. Except for transportation, airspace and treatment additives, most of the Company's direct costs are fixed and do not materially vary with changes in waste volume. In 2003, direct operating costs from continuing operations increased 39%, reaching $32,571,000, up from $23,436,000 in 2002. The $9,135,000 increase in direct operating costs partially reflects a strategic decision to 'bundle' transportation and disposal costs for certain projects shipped to the Idaho site. Management believes that the bundling of transportation services with disposal allows the Company to offer potential customers both lower overall pricing and value-added service. It is recognized that this bundling increases the Company's direct operating costs and reduces gross margin relative to revenue. Bundling of services for certain customers will continue to be pursued in 2004 as a key element of the Company's business development strategy to grow revenue and earnings. In 2003, direct operating costs were $10,934,000 higher than the $21,637,000 of direct costs incurred in 2001.

Selling,  General  and  Administrative  Expenses  ("SG&A")
----------------------------------------------------------

In late 2001, management began a concerted effort to control and reduce SG&A. As a result of management's cost control initiatives, SG&A associated with Operating Disposal facility operations declined by 4% in 2002 and 13% in 2003. All facilities decreased their respective SG&A costs. Decreases in overhead spending were accomplished through improved procurement of goods and services, decreased reliance on external consultants and other cost control measures. During 2003, the Company installed new centralized information and accounting systems that have increased the availability and timeliness of business information.

Operating  Income
-----------------

For the 12 months ended December 31, 2003, operating income from continuing operations totaled $9,749,000 or 17.1% of revenue, compared to $8,935,000 (19.1% of revenue) posted in 2002 and $3,123,000 (7.8% of revenue) recorded in 2001. Operating income from the Operating Disposal facility segment totaled $17,420,000, or a 16% increase from the $15,059,000 posted for 2002, and 49%
higher than the $10,099,000 recorded in 2001. Higher revenues combined with the relatively lower direct costs and SG&A were partially offset by low transportation margins in 2003. The Company generated an operating margin from the Operating Disposal segment of 31% in 2003, compared to the 32% operating margin posted in 2002 and the 25% recorded in 2001.

RESULTS  FROM  NON-OPERATING  DISPOSAL  FACILITIES

Revenue
-------

Revenue generated by Non-Operating Disposal facilities represents amounts billable to third parties for services performed by the Company's non-operating segment. In Nebraska, the Company is reimbursed by the Central Interstate Compact ("Compact") for specified costs the Company incurs to provide technical support to the Compact and maintain the proposed Butte, Nebraska disposal site for future use. In Illinois and Nevada, the Company is paid by those States to maintain and monitor closed low-level radioactive waste sites that were returned to the states for perpetual care and maintenance. Generally speaking, this revenue is immaterial. For the 12 months ended December 31, 2003, revenue generated from closed sites was $74,000, which was a $221,000 and $13,000 decrease over revenue generated in 2002 and 2001, respectively. In 2002, the Company was reimbursed for litigation support expenses incurred on the Butte, Nebraska project, resulting in the greater 2002 revenue compared to 2003 and 2001.

Operating  Costs  and  SG&A
---------------------------

Non-Operating Disposal Facilities incur primarily legal and consulting costs required to maintain or license the facilities for initial use, and labor costs required to properly maintain and close facilities subsequent to use. For the years ended 2003, 2002 and 2001, the Company reported $2,628,000, $1,595,000 and
$1,610,000, respectively, in operating losses for the two proposed disposal site development projects and to close and maintain facilities subsequent to operational use. Legal expenses of $1,919,000, $1,383,000 and $570,000 were incurred in 2003, 2002, and 2001, respectively, related to the proposed Ward Valley, California and Butte, Nebraska disposal sites. The Ward Valley, California litigation experienced an adverse trial court ruling in 2003 which is being appealed. Significant legal expenses are not expected in 2004 unless the appeals courts remand the case for further trial proceedings. The Company's expenses in the Nebraska lawsuit are not significant based on the support role assumed by the Company in this litigation relative to the other plaintiffs.

RESULTS  FOR  CORPORATE
-----------------------

SG&A
----

Beginning in late 2001, new management undertook concerted efforts to control and reduce SG&A across the Company, particularly at its corporate office in Boise, Idaho, where spending has declined by $323,000 or 6% since 2001. The Company also consolidated accounting, information, and certain operational functions in the Boise office. Centralized information systems implemented in 2002 have increased the availability and timeliness of operating information and reduced invoicing time for customers. The Company has also resolved multiple longstanding lawsuits, thereby reducing legal fees and freeing up management time and resources to focus on the business.

RESULTS  OF  DISCONTINUED  OPERATIONS

During 2002, the Company entered into discussions with various parties potentially interested in purchasing its municipal solid waste landfill in Texas and with other parties regarding potential sale of its discontinued LLRW processing business in Tennessee. Accordingly, the Company reclassified these business operations as discontinued operations consistent with Generally Accepted Accounting Principles ("GAAP") and specifically, in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" and Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

El  Centro  Solid  Waste  Landfill,  Robstown,  Texas
-----------------------------------------------------

On February 13, 2003, the Company announced the sale of its El Centro municipal and industrial waste landfill to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied"). The Company sold Prepaid Assets of $117,000 and Property, Plant, and Equipment of $6,930,000 which was subject to Closure/Post Closure Obligations of $1,098,000 for $10,000,000 cash and future royalty payments valued at $858,000. A $4,909,000 gain on sale was recognized in discontinued operations during the first quarter of 2003.

Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000, it will no longer have an obligation to pay annual minimum royalties but will still be required to pay royalties based on waste volumes received at El Centro. The Royalty Asset, valued at $858,000 as of February 13, 2003, represents the present value of 5 years of minimum royalty payments. Royalties of $237,000 were paid by Allied in 2003, resulting in Other Income included in Discontinued Operations of $22,000. As of December 31, 2003, the Royalty Asset was reclassified from Discontinued Operations to the Operating Disposal Facility Segment due to the ongoing nature of the expected payments. Effective January 1, 2004, annual payments in excess of $215,000, or payments subsequent to 2007, would be included in Other Income at the time of receipt.

The table below provides financial information on the operations of the El Centro landfill included in Discontinued Operations as of December 31, 2003:

     $ in Thousands                                 Year Ended December 31,
                                                     2003    2002     2001
                                                    ------  -------  -------
     Revenue                                        $  462  $2,563   $2,450
     Direct Operating costs                            244   1,351    1,480
                                                    ------  -------  -------

     Gross profit                                      218   1,212      970
     Selling, general and administrative expenses      155     705      538
                                                    ------  -------  -------

     Income (loss) from operations                      63     507      432
     Other income (expenses)                         4,931     (41)     (54)
                                                    ------  -------  -------
     Gain (loss) from discontinued operations       $4,994  $  466   $  378
                                                    ======  =======  =======


Despite the Company's disposal expertise, the proven business model for solid waste services based on integrated local transportation assets is significantly different from the Company's core hazardous and radioactive waste business. By exiting this business and monetizing its investment in the solid waste landfill, the Company obtained resources to support growth of its core business, improve its capital structure, and meet its obligations in Oak Ridge, Tennessee.

Low-level  Radioactive  Waste Processing and Field Services, Oak Ridge Tennessee
--------------------------------------------------------------------------------

Oak Ridge, Tennessee Facility. AERC, acquired from Quadrex Corp. in 1994, processed LLRW to reduce the volume of waste requiring disposal at licensed radioactive waste facilities. In December 2002, the Company announced the cessation of commercial LLRW services and operations. The plant, situated on 16 acres of Company property in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry, but also accepted brokered waste from biomedical, academic and non-utility industry customers. In October 2002, the Company announced its intent to actively market the facility and exit the LLRW processing business. While a number of potential buyers were identified, no acceptable offers were received to acquire the facility. After concluding it would not be possible to sell the business as an operating business, management discontinued AERC's commercial services. This resulted in the dismissal of approximately 85 employees in 2003. The Company continues to employ two workers to maintain the facility's radioactive materials licenses and help market the facility. The Company has paid the required fees and intends to maintain the facility's existing radioactive materials operating license through its current term, pending a possible sale.

Since purchasing AERC in 1994, the subsidiary has lost $58 million, including substantial operating and net losses in 2001 and 2002. Management concluded that a lack of core business integration with the Company's disposal facilities and the highly competitive nature of the LLRW processing business would continue to prevent AERC from achieving profitability in the foreseeable future. Accordingly, action was taken to discontinue commercial operations and prepare the facility for sale.

The table below provides financial information on the combined operations of the LLRW processing facility and Field Services included in Discontinued Operations as of December 31, 2003:


     $ in thousands                                    Year Ended December 31,
                                                      2003      2002       2001
                                                    --------  ---------  --------
     Revenue                                        $ 1,941   $ 17,018   $13,391
     Direct Operating costs                           2,038     16,687    12,086
                                                    --------  ---------  --------

     Gross profit (loss)                                (97)       331     1,305
     Selling, general and administrative expenses     1,939      3,627     4,465
                                                    --------  ---------  --------

     (Loss) from operations                          (2,036)    (3,296)   (3,160)
     Other expenses (gains)                              39        616      (593)
     Accrued charges                                    442      7,018        --
                                                    --------  ---------  --------
     (Loss) from discontinued operations            $(2,517)  $(10,930)  $(2,567)
                                                    ========  =========  ========

Management considers the timely and orderly disposition of the Oak Ridge facility a high priority.

RESULTS  OF  CONSOLIDATED  OPERATIONS

Selling,  General  &  Administrative  Expenses
----------------------------------------------

In 2003, overall SG&A increased $1,118,000 to $13,819,000 due to legal expenses for the Ward Valley, California lawsuit and trial. In 2003, the Company spent $1,794,000 on Ward Valley legal expenses. Despite this increase in legal expense, SG&A relative to revenue continued dropping, decreasing to 24.2% of revenue in 2003, compared to 27% of revenue and 35.5% of revenue in 2002 and 2001, respectively.

Interest  Income
----------------

Interest income represents earnings on cash balances, restricted investments, and notes receivable, of which the Company has traditionally maintained minimal amounts. While 2003 Interest income was $347,000, $302,000 of this amount was earned on the 1996 Federal Income Tax refund received during the third quarter of 2003. Interest income in 2002 was $31,000. The $246,000 of interest income in 2001 was primarily earnings on investments acquired in February 2001 with the Envirosafe Services of Idaho acquisition. These investments were subsequently converted to cash and used in operations. The Company does not anticipate significant interest income in the future, as available cash balances are not held for investment purposes, and accordingly earn interest at low, short term rates.

Interest  Expense
-----------------

Interest  expense was $266,000, $820,000, and $1,011,000 in 2003, 2002 and 2001,
respectively. On October 28, 2002, the Company refinanced an 8.25%, $8,500,000 industrial revenue bond with a variable rate $7,000,000, 5-year fully amortizing term loan. As of December 31, 2003, the interest rate on the term loan was 3.5%. Also contributing to the lower interest expense in 2003 and 2002 was the retirement of additional debt of $1,062,000 in 2003 and $6,628,000 in 2002 as part of management initiatives to more efficiently utilize cash, improve the Company's balance sheet and reduce higher cost debt obligations. Interest expense is expected to decrease in 2004 due to the scheduled repayment of the term loan and other debt.

Other  Income  (Expense)
------------------------

Other income (expense) was $124,000, ($557,000), and $819,000 for 2003, 2002 and
2001, respectively. Other income is the account used to record various business activities that are not a part of the Company's current year ordinary and usual revenues and expenses. The following table summarizes the business transactions from outside the Company's current year normal business scope.

($ in thousands)
                                                                As of December 31,
OTHER INCOME                                             2003          2002          2001
------------                                         -----------  -------------  -------------

State tax adjustments                                $        --  $         --   $        106
Correction of expensed debt payments                          --            --            177
Insurance claim refunds                                       --            31            172
Adjustment of prior years accrued burial fee                  --            --            500
Settlement related to GM litigation                           --          (740)          (300)
Payment received on National Union litigation                 --           250             --
Impairment of equity investment                               --          (358)            --
Reversal of previous professional fee accrual                 --            --            160
Other litigation related settlements                          --           100             --
Other miscellaneous income (expense), net                      8           (12)            (1)
Cash receipts for sale and rent of property rights           108           117              5
Data services sold                                             8            55             --
                                                     -----------  -------------  -------------
        Total Other Income (Expense)                 $       124  $       (557)  $        819
                                                     ===========  =============  =============

During 2002 and 2003 the Company sought to resolve pending litigation to better focus resources and energies on its core treatment and disposal business. The large increase in Other Expense during 2002 reflects the resolution of 7 of 11 pending lawsuits in 2002, and resolution two others in 2003.

The Company sold certain water rights in Idaho for approximately $100,000 during 2004, and is marketing excess property in Winona, Texas during 2004 for approximately $300,000. Sale of property rights results in a lump sum payment at the time of sale, and a small decrease in future other income for the previously leased water rights.

Income  Taxes
-------------

Effective income tax rates were (1)%, (112)%, and 17% for the fiscal years 2003, 2002 and 2001 respectively.

The Company has approximately $24,000,000 in net deferred tax assets for federal income tax purposes, of which a $8,284,000 reduction in the valuation allowance was recorded at December 31, 2002. This reflected management's belief that it was more likely than not that approximately $8,284,000 of the deferred tax asset would be utilized in the foreseeable future. The certainty with which management can project taxable income decreases over time. Consequently, management believes three years is the longest period that the Company can project with confidence. Moreover, uncertainties about future disposition of AERC assets in Oak Ridge limit the reliability of estimates of potential future use of net operating loss carry forwards applicable to that subsidiary. The Company will continue to periodically assess the adequacy of the valuation allowance. Due to the amount of federal deferred tax assets available to the Company, regular federal income tax is not expected to be due for the foreseeable future. However, federal alternative minimum tax of approximately 2% of income is expected to be paid starting in 2004.

The Company paid $72,000, $6,000, and $51,000 in state and local income and franchise taxes for fiscal years 2003, 2002 and 2001, respectively.

Cumulative  Effect  of  Accounting  Change
------------------------------------------

On January 1, 2002, the Company early adopted FAS 143, "Accounting for Asset Retirement Obligations." This change is more fully described in Note 8 to the financial statements with a pro-forma effect as shown on the face of the income statement. Compliance with FAS 143 is mandatory for fiscal years beginning after June 15, 2002. Implementation had the following effects upon the Company:

     - A stronger balance sheet through a reduction in liabilities and increase in the Company's reported book net worth. Management believes the reduction in liabilities was helpful in renewing the Company's line of credit on more favorable terms and in successfully refinancing an industrial revenue bond in October 2002.

     - Improved comparability of results with competitors is provided by uniform application of the FAS 143 standard in place of the varying practices previously employed in the waste industry.

     - Future expenses will increase on a period basis as the $13,141,000 cumulative effect recognized on January 1, 2002 flows through expenses over a currently projected 55 years. The current estimated expense increase is approximately $240,000 per year.

CAPITAL  RESOURCES  AND  LIQUIDITY

As of December 31, 2003, the Company's working capital position had materially improved, increasing to $12,805,000, compared to working capital of $8,087,000 at December 31, 2002, and a working capital deficit of $10,568,000 at December 31, 2001. This significant improvement was primarily due to the sale of the El Centro municipal landfill for $10,000,000 in cash, earnings from operations, and refinancing of the $8,500,000 Idaho Industrial Revenue Bond which had been classified as a current liability at December 31, 2001.

The Company's current ratio improved to 2.1:1.0 in 2003 compared with 1.5:1.0 and .7:1.0 for 2002 and 2001, respectively. Liquidity, as measured by day's receivables outstanding ("DRO"), was constant at 77 days in 2003 and 2002. Management will continue to focus on improving DRO in 2004 with implementation of a new credit and collections policy and appointment of a new credit and collections manager.

In addition to improving liquidity, the Company's leverage has markedly improved as measured by its debt to equity ratio. At December 31, 2003, the Company's debt to equity ratio had decreased to 0.8 to 1 from 0.9 to 1 and 2.3 to 1 at December 31, 2002 and 2001, respectively. This decrease in leverage reflects retention of earnings, and the net retirement or reduction of $30,313,000 of liabilities since 2001. This reduction in liabilities was primarily the result of reduced closure and post-closure obligations from the implementation of FAS 143, as well as paying off the Company's $5,000,000 outstanding balance on its line of credit and other debt.

SOURCES  OF  CASH

On December 16, 2003, the Company amended its existing line of credit agreement with Wells Fargo Bank, increasing the maximum credit available from $6,000,000 to $8,000,000 and extended the maturity date to June 15, 2005. The line of credit is secured by the Company's accounts receivable. At December 31, 2003 and 2002, the outstanding balance on the revolving line of credit was $0 and $603,000, respectively. The Company borrows and repays according to business demands and availability of cash.

On October 28, 2002, the Company refinanced its $8,500,000 Idaho Industrial Revenue Bond with a $7.0 million fully amortizing five year term loan from Wells Fargo Bank. The remaining $1,500,000 was funded with cash on hand. At December 31, 2003, $4,083,000 was reported as long term debt (since it is not scheduled to be repaid within a year), with $1,400,000 reported within the current portion of long term debt. The term loan agreement permits debt prepayment without penalty and allows the Company to borrow at a floating rate of interest based on the Company's Funded Debt ratio. Depending upon this ratio, the Company can borrow either at an interest rate range based on the bank's prime rate to prime rate plus 1%, or at a range of 2% to 3.25% over an offshore interest rate. At December 31, 2003 the interest rate on the term loan was 3.5%. The Company has pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown hazardous and radioactive waste disposal facilities as collateral for the term loan. The term loan is cross-collateralized with the Company's line of credit.

On February 13, 2003, the Company announced the sale of its El Centro municipal and industrial waste landfill located near Corpus Christi, Texas to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied") for $10,000,000 cash at closing and future volume-based royalty payments. Under the Agreement, Allied will pay American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it will no longer have an obligation to pay annual minimum royalties, but will still be required to pay royalties based on waste volumes received at El Centro.

The Company had 2,350,000 series E Warrants due to expire July 1, 2003 with an exercise price of $1.50 a share. In February 2003, the warrant holders of all 2,350,000 warrants exercised the warrants and were issued 2,350,000 shares of stock in exchange for their warrants and $3,525,000 in cash.

The Company's operations have produced an average of almost $10,000,000 a year in cash flow over the past three years. Management expects cash flow from operations in 2004 to match or exceed this performance. Additionally, the $6,674,000 in cash on hand at December 31, 2003 was comprised of short term investments which were not currently required for operations of $7,373,000, and a net checks outstanding amount of ($699,000).

USES  OF  CASH

Management expects its capital spending needs of approximately $5,500,000 in 2004. It is expected that $3.7 million or 67% of 2004 capital spending will be allocated to the Texas hazardous waste facility for treatment capacity expansion, disposal cell construction, future disposal cell engineering, equipment, and development of a rail transfer facility. During 2003 capital spending totaled $6,270,000, primarily for design and construction of a $4,300,000 disposal cell at the Idaho hazardous waste facility opened to accept waste in the fourth quarter of 2003.

On February 28, 2003, the Company repurchased all 100,001 shares of Series D Preferred Stock outstanding for a total purchase price of $6,406,000. Repurchase of the Series D Preferred Stock eliminated an 8 3/8% debt instrument due to the preferred stockholders, and eliminated the potential dilution that conversion of these shares would have had on common stockholders.

On March 28, 2003 the Company exercised an early buyout of an operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in deferred gain of $457,000. The Company recorded an impairment charge of $225,000 on certain equipment utilized at the discontinued Oak Ridge operation which was included in the early lease buyout. The early lease buyout allowed the Company to meet a condition to repay $500,000 to Wells Fargo Bank required by the Bank as a condition of approving repurchase of the Series D Preferred Stock. In addition, the Company cleared title to certain leased equipment at the Oak Ridge facility to simplify ongoing efforts to sell the facility. Lastly, buyout of the operating lease eliminated an expensive source of capital, improving the Company's overall cost of capital.

On December 19, 2003, the Company agreed to an extension of its financial assurance insurance policies. As a condition of the extension, the Company was required to maintain $3,258,000 in collateral through a standby letter of credit and to accept a premium increase. The extent to which the Company's cost and collateral required to renew this insurance will continue to increase is unknown, and could have a material, adverse impact on the Company's available cash and earnings.

The Company's Oak Ridge facility continues to require cash. Usage of cash at Oak Ridge is expected to decrease since waste shipped off site has largely been processed and disposed, however, if the Company is unable to sell the facility and is required to commence closure activities, cash usage could increase later in 2004. At December 31, 2003, the Company's Oak Ridge facility had liabilities (excluding the estimated cost to close the facility) expected to be paid in 2004 of $1,727,000. Partially offsetting this cash outflow for Oak Ridge is the expected collection of approximately $500,000 in accounts receivable from prior customers of the facility. The Company is attempting to sell the Oak Ridge facility, but would expect to spend the estimated $4,621,000 accrued in long term liabilities to close the facility over time if a sale is not completed.

As of December 31, 2003, the Company expects to pay the following contractual obligations and commitments:

                                                Payments due by Year  ($ in thousands)
                                          2004   2005-2006   2007-2008   Beyond 2008    Total
                                         ------  ----------  ----------  ------------  -------
   RECORDED LIABILITIES
   --------------------
   Long Term Debt                        $1,475  $    2,917  $    1,283  $         --  $ 5,675
   Closure and Post Closure Liabilities   1,828       7,118       3,074        36,857   48,877
   COMMITMENTS
   -----------
   Operating Lease Commitments              281         415          79            --      775
   Insurance Commitments                    230          --          --            --      230
                                         ------  ----------  ----------  ------------  -------

   Total Contractual Obligations         $3,814  $   10,450  $    4,436  $     36,857  $55,557
                                         ======  ==========  ==========  ============  =======

   NOTE:  Closure  and Post Closure Liabilities are shown in the above table at their expected payment  amount  rather  than  the  discounted liability amount shown on the balance sheet.

During 2003 and 2002, significant cash was generated through earnings and the sale of assets. These proceeds were used primarily to construct a new disposal cell in Idaho, improve the Company's capital structure and meet obligations at Oak Ridge. The Company expects to continue to generate cash in excess of its operating and capital investment needs and is evaluating alternatives for optimal deployment of its excess cash that include, but are not limited to acquisitions, dividends and, or stock buybacks.

On February 18, 2004, the Company redeemed a warrant to purchase 1,349,843 shares of common stock for $5,500,000. The warrant was issued in 1998 as part of the settlement with the Company's prior bank, and enabled the bank to acquire 1,349,843 common shares for $1.50 each. After paying the $5,500,000 for redemption of the warrant, the Company had in excess of $7,000,000 in cash on hand without borrowing any funds on the line of credit.

The Company believes that cash on hand, cash flow from operations and borrowings under the line of credit will be sufficient to meet the Company's projected cash needs for the foreseeable future.

OTHER  MATTERS

Environmental  Matters
----------------------

The Company maintains reserves and insurance policies for costs associated with future closure and post-closure obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on independent engineering evaluations and interpretations of current regulatory requirements which are updated annually. Accounting for closure and post-closure costs includes final disposal unit capping, soil and groundwater monitoring, and other monitoring and routine maintenance costs required after a site stops accepting waste. The Company believes it has made adequate provisions through reserves and the insurance policies for these obligations.

The Company estimates that its future closure and post-closure costs for all insured facilities included in Continuing Operations were approximately $44,000,000 at December 31, 2003, with a median payment year of 2027. This compares to recorded closure and post-closure costs for facilities in Continuing Operations of $11,023,000, $10,200,000 and $25,654,000 for 2003, 2002 and 2001,
respectively. An additional $4,621,000 of future closure and post-closure costs for Discontinued Operations was estimated as of December 31, 2003. The Company's financial assurance insurance policy for closure and post closure obligations expires in December 2004.

Management believes that undertaking its environmental obligations will not have a material adverse effect on the financial condition of the Company. Operation of disposal facilities creates operational, monitoring, maintenance, closure and post-closure obligations that could result in unforeseen monitoring and corrective action costs. The Company cannot predict the likelihood or effect of all such costs, new laws or regulations, or other future events affecting its facilities.

Seasonal  Effects
-----------------

The Company's operating revenue is generally lower in the winter months and increases in the summer months, when weather-influenced cleanup projects are most frequently undertaken. While hazardous waste volumes tend to decrease in winter months, market conditions generally have a larger effect on revenue than seasonality.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company as of January 1, 2004. The Company does not expect the Statement to result in a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51," which provides guidance on the identification of, and reporting for, variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 is effective for the Company in the first quarter of 2004 for variable interest entities acquired before February 1, 2003. The Company does not have variable interest entities and therefore does not expect the Statement to result in a material impact on its financial position or results of operations.

CRITICAL  ACCOUNTING  POLICIES

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. It is unlikely that changes in most estimates and assumptions would materially change the Company's financial position and results of operations. Disposal Facility Accounting, Accounting for Discontinued Operations, Litigation, and Income Taxes involve subjective judgments, estimates and assumptions that would likely produce a materially different financial position and result of operation if different judgments, estimates, or assumptions were used. These matters are discussed below. Additional information concerning significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements.

DISPOSAL  FACILITY  ACCOUNTING
In general terms, a cell development asset exists for the cost of building usable disposal space, and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space has been filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

- Personnel and equipment costs incurred to construct new disposal cells are identified and capitalized as a cell development asset.

- The cell development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping the filled disposal units.

- The closure liability is the present value of a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor disposal units. Management estimates the timing of payment and then accretes the current cost estimate by an estimated cost of living increase (1.5%), and then discounts (at 9.3%) the accreted current cost estimate back to its present value. Final closure liability obligations are currently estimated as being paid through 2056.

On January 1, 2002, the Company early adopted FAS 143 Accounting for Asset Retirement Obligations. This change is more fully described in Note 8 to the financial statements with a pro-forma effect as shown on the face of the income statement.

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

At December 27, 2002, the Company discontinued operations at its former Processing and Field Services segment in Oak Ridge, Tennessee. The discontinued operations were accounted for under Emerging Issues Task Force Issue No 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires a liability to be recognized at the time the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). The latter standard requires a liability to be recognized at the time the liability is incurred. FAS 146 is required for exit activities entered into after December 31, 2002 and is optional for exit activities prior to December 31, 2002. Approximately $1,800,000 of liabilities were recognized as of December 31, 2002, and an additional $442,000 was recognized as of December 31, 2003 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002.

As of December 27, 2002, the Company recognized $7,018,000 in incremental liabilities relating to discontinuance of the Oak Ridge operation. The Company initially assumed that the Oak Ridge facility would be cleared of waste and sold in 2003. During 2003, the Company expected to spend $1,800,000 to maintain compliance with conditions of its existing licenses and permits. An additional $1,227,000 was expected to be spent removing waste from the facility and arranging for its disposal. Property and equipment was reduced by $1,593,000 to net realizable value. During 2003, the facility was prepared for sale, however, a sale did not occur. The facility is being remarketed to interested parties in 2004. Due to the inherent uncertainties in the sale process, it is expected that the cost estimate for exiting from the segment will change, potentially by a material amount.

LITIGATION
The Company is involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. During 2003, the Company recorded a loss of $20,951,000 due to an adverse trial court ruling in California that, while appealed, nonetheless cast significant doubt on the Company's ability to recover its investment in the proposed Ward Valley LLRW disposal site. The Company continues to hold a $6,478,000 deferred site development asset which may not be realized if the Company does not recover monetary damages from the State of Nebraska or the disposal project does not become operational. The decision to accrue costs or write off assets is based on the specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's belief that due to a history of tax losses, previously weak financial condition and the highly competitive nature of its business, it was then considered more likely than not that the Company would be unable to utilize portions of the deferred tax assets prior to their expiration. The Company expected to report taxable income in 2003, and would have except for the $20,951,000 write-off of the Ward Valley deferred site development asset following the adverse trial court ruling. The determination of whether a valuation allowance is appropriate, and the amount of the valuation allowance, is based on management's present judgment and evaluation of whether it is more likely than not that the Company will utilize some, or all of the deferred tax assets. The Company has assessed the valuation allowance and currently estimates that $8,284,000 of the valuation allowance will be utilized by the Company through 2006.

OFF  BALANCE  SHEET  ARRANGEMENTS
The Company does not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. The Company operates through wholly owned subsidiaries.

ITEM  7A.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and also does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets due to the Company's preservation of capital approach to investments. At December 31, 2003, $171,000 was held in short term pledged investment accounts and approximately $8,000,000 was held in investments whose terms ranged from overnight to one week. Together, these items earned interest at approximately 1% and comprised 12% of assets.

The Company has interest rate risk on debt instruments due to the $7,000,000 five year amortizing term loan due Wells Fargo Bank. At December 31, 2003, $5,483,000 of variable rate debt was owed under the term loan, accruing interest at the rate of 3.5%. A hypothetical change of 1% in interest rates would change annual interest expense paid by the Company by approximately $48,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To  the  Shareholders  and  Board  of  Directors
American  Ecology  Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology
Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Moss Adams, LLP


Los Angeles, California
February 11, 2004

INDEPENDENT  AUDITORS'  REPORT



To  the  Shareholders  and  Board  of  Directors
American  Ecology  Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of American Ecology Corporation and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Ecology Corporation and subsidiaries for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.




Balukoff, Lindstrom & Co., P.A.


Boise,  Idaho
February  15,  2002

                                 AMERICAN ECOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                             ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                            As of December 31,
                                                                           -------------------
                                                                             2003       2002
                                                                           ---------  --------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $  6,674   $   135
   Receivables, net                                                          12,596    10,460
   Income taxes receivable                                                        2       740
   Prepayments and other                                                      1,049       498
   Deferred income taxes                                                      3,222     2,745
   Assets held for sale or closure                                              938    10,722
                                                                           ---------  --------
      Total current assets                                                   24,481    25,300

Cash and investment securities, pledged                                         170       244
Property and equipment, net                                                  28,317    26,998
Facility development costs                                                    6,478    27,430
Other assets                                                                    561       129
Deferred income taxes                                                         5,062     5,539
Assets held for sale or closure                                               1,557     1,485
                                                                           ---------  --------
      Total Assets                                                         $ 66,626   $87,125
                                                                           =========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt                                       $  1,475   $ 1,985
   Accounts payable                                                           1,678     2,192
   Accrued liabilities                                                        4,788     4,166
   Accrued closure and post closure obligation, current portion               1,828       882
   Income taxes payable                                                          --        23
   Current liabilities of assets held for sale or closure                     1,907     7,965
                                                                           ---------  --------
      Total current liabilities                                              11,676    17,213

Long term debt                                                                4,200     5,972
Long term accrued liabilities                                                   454     2,372
Revolving line of credit                                                         --       603
Accrued closure and post closure obligation, excluding current portion        9,296     9,318
Liabilities of assets held for sale or closure, excluding current portion     4,649     5,699
                                                                           ---------  --------
      Total liabilities                                                      30,275    41,177
                                                                           ---------  --------

Commitments and contingencies
Shareholders' equity:
   Convertible preferred stock, 1,000,000 shares authorized,
      Designated as follows:
        Series D cumulative convertible preferred stock, $.01 par value,
        0 and 100,001 shares issued and outstanding;                             --         1
   Common stock, $.01 par value, 50,000,000 authorized, 17,033,118
      and 14,539,264  shares issued and outstanding                             170       145
   Additional paid-in capital                                                54,824    55,789
   Accumulated deficit                                                      (18,643)   (9,987)
                                                                           ---------  --------
      Total shareholders' equity                                             36,351    45,948
                                                                           ---------  --------

Total Liabilities and Shareholders' Equity                                 $ 66,626   $87,125
                                                                           =========  ========

The accompanying notes are an integral part of these financial statements.

                                       AMERICAN ECOLOGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                           For the Year Ended December 31,
                                                                           ------------------------------
                                                                             2003       2002       2001
                                                                           ---------  ---------  --------
Revenue                                                                    $ 57,047   $ 46,789   $40,175
Direct operating costs                                                       33,479     25,223    22,778
                                                                           ---------  ---------  --------

Gross profit                                                                 23,568     21,566    17,397
Selling, general and administrative expenses                                 13,819     12,631    14,274
                                                                           ---------  ---------  --------

Income from operations                                                        9,749      8,935     3,123
Interest income                                                                 347         31       246
Interest expense                                                                266        820     1,011
Loss on write off of Ward Valley facility development costs                  20,951         --        --
Other income (expense)                                                          124       (557)      819
                                                                           ---------  ---------  --------

Income (loss) before income tax, discontinued operations and cumulative
effect of change in accounting principle                                    (10,997)     7,589     3,177
Income tax expense (benefit)                                                     72     (8,505)      186
                                                                           ---------  ---------  --------

Income (loss) before discontinued operations and cumulative effect of
change in accounting principle                                              (11,069)    16,094     2,991
Income (loss) from discontinued operations (net of tax of $0)                 2,477    (10,464)   (2,189)
                                                                           ---------  ---------  --------

Income (loss) before cumulative effect of change in accounting principle     (8,592)     5,630       802
Cumulative effect of change in accounting principle (net of tax of $0)           --     13,141        --
                                                                           ---------  ---------  --------

Net income (loss)                                                            (8,592)    18,771       802
Preferred stock dividends                                                        64        398       398
                                                                           ---------  ---------  --------

Net income (loss) available to common shareholders                         $ (8,656)  $ 18,373   $   404
                                                                           =========  =========  ========

Basic earnings (loss) per share                                            $   (.52)  $   1.28   $   .03
                                                                           =========  =========  ========

Diluted earnings (loss) per share                                          $   (.52)  $   1.15   $   .03
                                                                           =========  =========  ========

Dividends paid per common share                                            $     --   $     --   $    --
                                                                           =========  =========  ========

PRO FORMA RESULTS AS IF FAS 143 WAS IMPLEMENTED JANUARY 1, 2001

Net income before discontinued operations and cumulative effect of
change in accounting principle                                                                   $ 2,991
Less pro forma accretion of closure and post closure liability                                      (876)
Less pro forma amortization of closure asset                                                        (198)
Plus previous closure and post closure expenses                                                      131
                                                                                                 --------
Pro forma net income before discontinued operations and cumulative
effect of change in accounting principle                                                         $ 2,048
                                                                                                 ========
Basic earnings per share from income before discontinued operations and
cumulative effect of change in accounting principle- pro forma                                   $   .15
                                                                                                 ========
Diluted earnings per share from income before discontinued operations
and cumulative effect of change in accounting principle-pro forma                                $   .13
                                                                                                 ========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                                 AMERICAN ECOLOGY CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         ($ IN 000'S)

                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                  2003      2002       2001
                                                                --------  ---------  --------
Cash flows from operating activities:
  Net income (loss)                                             $(8,592)  $ 18,771   $   802
  Adjustments to reconcile net income (loss)to net
      cash provided by operating activities:
  Depreciation, amortization, and accretion                       6,973      6,604     4,076
  (Income) loss from discontinued operations                     (2,477)    10,464     2,189
  Loss on write off of Ward Valley facility development costs    20,951         --        --
  Cumulative effect of change in accounting principle                --    (13,141)       --
  Reversal of deferred income tax allowance                          --     (8,284)       --
  Stock compensation                                                 38         68        82
Changes in assets and liabilities:
  Receivables                                                    (2,078)    (2,517)     (827)
  Other assets                                                     (280)       553      (115)
  Closure and post closure obligation                              (537)    (1,598)     (386)
  Income taxes payable/receivable                                   715       (227)      135
  Accounts payable and accrued liabilities                         (218)    (3,063)    1,236
                                                                --------  ---------  --------
         Net cash provided by operating activities               14,495      7,630     7,192

Cash flows from investing activities:
  Capital expenditures                                           (6,270)    (2,737)   (4,009)
  Acquisition of Envirosafe Services of Idaho, Inc.                  --         --     2,575
  Transfers from cash and investment securities, pledged             74         --       434
                                                                --------  ---------  --------
        Net cash used by investing activities                    (6,196)    (2,737)   (1,000)

Cash flows from financing activities:
  Proceeds from issuances and indebtedness                           --      7,615       907
  Payments of indebtedness                                       (3,053)   (15,128)   (4,035)
  Stock purchased and canceled                                     (231)        --      (149)
  Retirement of Series D Preferred Stock                         (6,406)        --        --
  Stock options and warrants exercised                            4,002      1,091        95
                                                                --------  ---------  --------
        Net cash used by financing activities                    (5,688)    (6,422)   (3,182)
                                                                --------  ---------  --------

Increase (decrease) in cash and cash equivalents                  2,611     (1,529)    3,010
Net cash provided (used) by discontinued operations               3,928     (2,812)   (2,656)
Cash and cash equivalents at beginning of year                      135      4,476     4,122
                                                                --------  ---------  --------
Cash and cash equivalents at end of year                        $ 6,674   $    135   $ 4,476
                                                                ========  =========  ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                                              $   266   $    820   $ 1,011
  Income taxes paid                                                  93          6        51
Non-cash investing and financing activities:
  Purchase of Envirosafe Services of Idaho, Inc.                     --         --    18,541
  Preferred stock dividends accrued                                  --        398       398
  Acquisition of equipment with notes/capital leases                168         --     1,557

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

                          AMERICAN ECOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  ($ IN 000'S)

                                                       ADDITIONAL    RETAINED
                                PREFERRED    COMMON     PAID-IN      EARNINGS
                                  STOCK      STOCK      CAPITAL     (DEFICIT)
                               -----------  --------  ------------  ----------

Balance, January 1, 2001       $        1   $   137   $    54,610   $ (28,764)

Net income                             --        --            --         802
Common stock issuance                  --         2           175          --
Dividends on preferred stock           --        --            --        (398)
Common stock cancelled                 --        (1)         (148)         --
                               -----------  --------  ------------  ----------
Balance, December 31, 2001     $        1   $   138   $    54,637   $ (28,360)
                               ===========  ========  ============  ==========

Net income                             --        --            --      18,771
Common stock issuance                  --         7         1,152          --
Dividends on preferred stock           --        --            --        (398)
                               -----------  --------  ------------  ----------
Balance, December 31, 2002     $        1   $   145   $    55,789   $  (9,987)
                               ===========  ========  ============  ==========

NET LOSS                               --        --            --      (8,592)
COMMON STOCK ISSUANCE                  --        25         4,015          --
DIVIDENDS ON PREFERRED STOCK           --        --            --         (64)
RETIREMENT OF PREFERRED STOCK          (1)       --        (4,749)         --
COMMON STOCK CANCELLED                 --        --          (231)         --
                               -----------  --------  ------------  ----------
BALANCE, DECEMBER 31, 2003     $       --   $   170   $    54,824   $ (18,643)
                               ===========  ========  ============  ==========


The  accompanying  notes  are  an  integral  part  of these financial statements

                          AMERICAN ECOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.     DESCRIPTION  OF  BUSINESS

American Ecology Corporation, through its subsidiaries (collectively, the "Company" or "AEC"), provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills, refineries and chemical manufacturing plants. The Company's headquarters are located in Boise, Idaho.

The Company's principal wholly owned subsidiaries are US Ecology, Inc., a California corporation ("US Ecology"); US Ecology Texas, a Texas Limited Partnership; American Ecology Recycle Center, Inc., a Delaware corporation ("AERC"); American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"); and US Ecology Idaho, Inc., a Delaware corporation.

The Company operates within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. Prior to December 27, 2002, the Company operated a Low-Level Radioactive Waste ("LLRW") Processing and Field Services business. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and low-level radioactive waste and naturally occurring and accelerator produced radioactive materials ("NORM/NARM"). The Non-Operating Disposal Facilities segment includes non-operating disposal facilities, a closed hazardous waste processing and deep-well injection facility, and two proposed new disposal facilities.

The Operating Disposal Facilities segment includes the Company's hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho, and Robstown, Texas, and its LLRW and NORM/NARM disposal facility in Richland, Washington. On February 13, 2003, the Company sold its El Centro, Texas municipal solid waste landfill facility. This facility was previously included in the Operating Disposal Facilities segment but was classified as a discontinued operation as of December 31, 2002 due to its pending sale.

The Non-Operating Disposal Facilities segment includes the closed hazardous waste disposal, processing, and deep-well injection facilities located in Sheffield, Illinois; Bruneau, Idaho; Beatty, Nevada; and Winona, Texas. The Company currently incurs costs for remediation and long-term monitoring and maintenance at its closed facilities. Two proposed disposal facilities are located in Butte, Nebraska, and Ward Valley, California, and are involved in ongoing litigation.

The Processing and Field Services segment previously aggregated, volume-reduced, and performed remediation and contamination removal services primarily for radioactive materials. The Processing and Field Services operations are included in the results of discontinued operations.

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

Cash  and Investment Securities Pledged.  Pledged cash and investment securities
---------------------------------------
of $171,000 and $244,000 at December 31, 2003 and 2002, respectively, shown as a non current asset in the accompanying consolidated balance sheet consists of money market accounts. The Company maintains these investments in accordance with collateral commitments related to the closed facility in Sheffield, Illinois.

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

Receivables.  -  Receivables  are  stated  at  an  amount  management expects to
-----------
collect. Based on management's assessment of the credit history of the customers having outstanding balances, it has concluded that potential unreserved future losses on balances outstanding at year-end will be immaterial.

Revenue  Recognition.  Revenues are recognized by operating segment, as follows:
--------------------

Disposal facility revenues result primarily from fees charged to customers for waste treatment and/or disposal services. Fees are generally charged on a per-ton or per-yard basis based on contracted prices.
Revenues  are  recognized  as  services  are  performed and the waste is buried.

The Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission ("WUTC"), which sets and regulates rates for its disposal of low-level radioactive wastes. Annual revenue levels are established based on an agreement with the WUTC at amounts sufficient to cover the costs of operation and provide the Company with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on disposal volumes and radioactivity projections submitted by the Company and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, the Company is required to refund the excess collections to facility users on a pro-rata basis. At December 31, 2003 and 2002, the Company had decreased revenue by $1,741,000 and $693,200, respectively, for these refunds.

Processing facility revenues resulted primarily from fees charged for waste disposition at facilities operated by other entities. Fees were generally charged on a per-pound basis depending on the nature and volume of the waste. Generally, a minimum charge is billed in connection with the services and recorded as unearned revenue until the related work is performed. Work performed in excess of preliminary billings was recorded as unbilled revenue and billed upon disposition of the waste.

Field services revenues resulted from land and building contamination studies, waste removal and off-site shipment services. Fees were generally charged under quoted contractual terms for the related services. Revenues from contracts were recognized on the percentage-of-completion method.

Unbilled receivables. Unbilled receivables are recorded for work performed under
--------------------
contracts that have not yet been invoiced to customers, and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2003 were to be billed in the following month.

Deferred  revenue.  Advance billings or  collections  are  recorded  as deferred
-----------------
revenue, and recognized when related services are provided. At December 31, 2003 and 2002, deferred revenue included in accrued liabilities amounted to approximately $497,000 and $988,000, respectively.

Operations  held-for-sale.  In  August  2001, the Financial Accounting Standards
-------------------------
Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS No. 144"). The Company adopted the provision of FAS No. 144 effective January 1, 2002. It is the Company's policy to classify the businesses the Company is marketing for sale as operations held-for-sale when: 1. management commits to a plan to sell or dispose of the operations; 2. the operations are made available for immediate sale; 3. an active program to locate a buyer has been initiated and; 4. the sale of the operations within one year is probable. The sale of certain assets within one year may be contingent on regulatory approvals. The carrying values of these assets are written down to estimated fair value, less estimated costs to sell. Estimates and certain contingencies exist that could cause actual results to materially differ from the estimated results for these operations. The Company discontinues depreciation on fixed assets for businesses that are classified as held-for-sale.

Property,  Plant  and  Equipment.  Property  plant and equipment are recorded at
---------------------------------
cost and depreciated on the straight-line method over estimated useful lives. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are charged to expense as incurred. During 2003, 2002 and 2001, maintenance and repair expenses charged to continuing operations were $1,053,000, $337,000 and $348,000, respectively. During 2003, significant expenses were incurred for repairs and maintenance on buildings and monitoring wells.

The Company assumes no salvage value for its depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                                     Useful Lives
                                                     ------------
          Vehicles and other equipment                  3 to 10
          Disposal facility and equipment               3 to 20
          Buildings and improvement                     5 to 40


Cell development costs and landfill accounting. Qualified cell development costs
----------------------------------------------
are recorded and capitalized at cost. Capitalized cell development costs, net of recorded amortization, are added to estimated future costs of the permitted disposal cell to be incurred over the remaining construction of the cell to determine the amount to be amortized over the remaining estimated cell life. Estimated future costs are developed using input from independent engineers, and internal technical and accounting managers. Management reviews these estimates at least annually. Amortization is recorded on a unit of consumption basis, typically applying cost as a rate per cubic yard. Disposal facility site costs are expected to be fully amortized upon final closure of the facility, as no salvage value applies. Costs associated with ongoing operation of the landfill are charged to expense as incurred.

The Company has material financial commitments for closure and post-closure obligations for facilities it owns or operates. The Company estimates its future cost requirements for closure and post-closure monitoring based on Resource Conservation and Recovery Act ("RCRA") requirements and applicable permits. RCRA requires that companies provide the responsible regulatory agency an acceptable financial assurance for closure and post-closure monitoring of each facility for thirty years following closure. Estimates for final closure and post-closure costs are developed using input from the Company's technical and accounting managers and are reviewed by management, typically at least once per year. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations during the required post-closure monitoring period. In August 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 143, Accounting for Asset Retirement Obligations (FAS 143), which established standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. The Company adopted these standards effective January 1, 2002. In accordance with FAS 143, the present value of the estimated closure and post-closure costs are accreted using the interest method of allocation so that 100% of the future cost has been incurred at the time of payment.

The Company has historically been successful in receiving approvals for proposed disposal facility expansions; however, there can be no assurance that the Company will be successful in obtaining future expansion approvals. In some cases, the Company may be unsuccessful in obtaining an expansion permit modification or the Company may determine that such a permit modification previously considered probable is no longer probable. The Company's technical and accounting managers review the estimates and assumptions used in developing this information at least annually, and the Company believes them to be reasonable. If such estimates prove to be incorrect, the costs incurred in the pursuit of a denied expansion permit would be charged against earnings. Additionally, the disposal facility's future operations would reflect lower profitability due to expenses relating to the decrease in life, or impairment of the facility. During 2003 the Company constructed additional cell space which has increased the related asset retirement obligation.

Impairment of Long-lived assets. Long-lived assets consist primarily of property
-------------------------------
and equipment, facility development costs and deferred site development costs. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of possible impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operation of the remaining amortization period. If an impairment loss exists, the carrying amount of the related long-lived assets is reduced to its estimated fair value based upon discounted cash flows from operations. During 2003 and 2002, the Company recorded impairment charges of $225,000 and $1,593,000 relating to certain discontinued operations.

Income  taxes.  Income  taxes  are  accounted  for  using an asset and liability
--------------
approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense is the income tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Insurance.  The  Company  is self-insured for health-care coverage of employees.
---------
Stop-loss insurance is carried, which assumes liability for claims in excess of $75,000 per individual or on an aggregate basis based on the monthly population. Accrued costs related to the self-insured health care coverage amounted to $138,000 and $150,000 at December 31, 2003 and 2002. The Company also maintains a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, the Company is insured for consultant's environmental liability subject to a $100,000 self-insured retention.

New  Accounting  Pronouncements.
--------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company as of January 1, 2004. The Company does not expect the Statement to result in a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 is effective for the Company in the first quarter of 2004 for variable interest entities acquired before February 1, 2003. The Company does not have variable interest entities and therefore does not expect the Statement to result in a material impact on its financial position or results of operations.

Stock  Options.  At  December 31, 2003, the Company has two stock-based employee
---------------
compensation plans. These are more fully described in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31:

                                                                             2003      2002     2001
                                                                           --------  --------  ------
Net income (loss), as reported                                             $(8,592)  $18,771   $ 802
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects      (980)     (283)   (111)
                                                                           --------  --------  ------
Pro forma net income (loss)                                                $(9,572)  $18,488   $ 691
                                                                           ========  ========  ======

EARNINGS PER SHARE:
   Basic - as reported                                                     $  (.52)  $  1.28   $ .03
                                                                           ========  ========  ======
   Basic - pro forma                                                       $  (.58)  $  1.26   $ .02
                                                                           ========  ========  ======
   Diluted - as reported                                                   $  (.52)  $  1.15   $ .03
                                                                           ========  ========  ======
   Diluted - pro forma                                                     $  (.58)  $  1.13   $ .02
                                                                           ========  ========  ======


Reclassification.  Reclassifications  have  been  made  to  prior year financial
-----------------
statements to conform to the current year presentation. These reclassifications have no impact on reported equity or net income available to common shareholders.

NOTE  3.  EARNINGS  PER  SHARE
Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares for outstanding options and conversion of warrants. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect on earnings per share.

                                                                          Year Ended December 31,
                                                                          -----------------------
($in thousands except per share amounts)                                 2003       2002       2001
                                                                       ---------  ---------  --------

Income (loss) before discontinued operations and cumulative            $(11,069)  $ 16,094   $ 2,991
    effect of accounting change
Gain (loss) from operations of discontinued segments                      2,477    (10,464)   (2,189)
Cumulative effect of accounting change                                       --     13,141        --
                                                                       ---------  ---------  --------
Net income (loss)                                                        (8,592)    18,771       802
Preferred stock dividends                                                    64        398       398
                                                                       ---------  ---------  --------
Net income (loss) available to common shareholders                     $ (8,656)  $ 18,373   $   404
                                                                       =========  =========  ========

Weighted average shares outstanding-
  Common shares                                                          16,604     14,311    13,738
  Effect of dilutive shares
  Series E Warrants                                                          --        981     1,055
  Chase Bank Warrants                                                        --        564       475
  Stock Options                                                              --        114       314
                                                                       ---------  ---------  --------

        Average shares                                                   16,604     15,970    15,582
                                                                       =========  =========  ========

Basic earnings (loss) per share from continuing operations             $   (.67)  $   1.09   $   .19
Basic earnings (loss) per share from discontinued operations                .15       (.73)     (.16)
Basic earnings per share from cumulative effect of accounting change         --        .92        --
                                                                       ---------  ---------  --------
Basic earnings (loss) per share                                        $   (.52)  $   1.28   $   .03
                                                                       =========  =========  ========

Diluted earnings (loss) per share from continuing operations           $   (.67)  $    .99   $   .17
Diluted earnings (loss) per share from discontinued operations              .15       (.66)     (.14)
Diluted earnings per share from cumulative effect of accounting
change                                                                       --        .82        --
                                                                       ---------  ---------  --------
Diluted earnings (loss) per share                                      $   (.52)  $   1.15   $   .03
                                                                       =========  =========  ========


NOTE 4. USE OF ESTIMATES AND ASSUMPTIONS

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

     - Allowance for Doubtful Accounts -- The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

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

     - Cell Development and Final-Closure/Post-Closure Amortization - The Company expenses amounts for cell development usage and final closure and post-closure costs for each cubic yard of waste accepted at its disposal facilities. In determining the amount to expense for each cubic yard of waste accepted, the Company estimates the cost to develop each disposal cell and the final closure and post-closure costs for each disposal cell. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third party engineering consultants, and Company technical and accounting managers. Management reviews estimates at least annually. Estimates for landfill final closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. As it relates to estimates and assumptions in amortization rates and environmental remediation liabilities, significant engineering, operations and accounting input is required. The Company reviews these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations, changes in future operational plans, and inherent imprecision associated with estimating environmental matters so far into the future.

NOTE  5.  CONCENTRATIONS  AND  CREDIT  RISK

Major  Customers.  The Company manages the disposal of hazardous and radioactive
----------------
waste under a contract with the U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program ("FUSRAP"), the transportation and disposal of waste for remediation projects, and the disposal of steel mill dust (KO-61) under various contracts. The following customers accounted for more than 10% of revenue during the three years ending 2003:

                                      % OF REVENUE FOR YEAR ENDING
          CUSTOMER                       2003     2002     2001
                                        -------  -------  -------
          U.S. Army Corps of Engineers       27       27       15
          Nucor Steel Company                 7       13       11
          Shaw E & I                         18        -        -

Receivable balances from these customers as of December 31, were as follows ($ in thousands):

          CUSTOMER                       2003             2002
                                        ------           ------
          U.S. Army Corps of Engineers  $2,916           $1,730
          Nucor Steel Company           $  375           $  408
          Shaw E & I                    $3,598               --

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

Labor  Concentrations.  As  of  December  31, 2003, the Paper, Allied-Industrial
----------------------
Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 11 employees at one of the Company's facilities, and 171 other employees did not belong to a union.

NOTE  6.  PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment at December 31, 2003 and 2002, were as follows (in thousands):

                                                                        2003       2002
                                                                      ---------  ---------

          Construction in progress                                    $  1,381   $    797
          Land and improvements                                          4,986      4,831
          Cell development costs                                        19,503     14,262


          Buildings and improvements                                    13,535     14,031
          Disposal facility equipment                                   10,392      9,421
          Vehicles and other equipment                                   6,546      6,360
                                                                      ---------  ---------
                                                                        56,343     49,702
          Less: Accumulated depletion, depreciation and amortization
                                                                       (28,026)   (22,704)
                                                                      ---------  ---------
          Property, Plant and Equipment                               $ 28,317   $ 26,998
                                                                      =========  =========

Depreciation  expense  was $5,995,000, $4,864,000, and $4,076,000 for 2003, 2002
and  2001,  respectively.

NOTE  7.  FACILITY  DEVELOPMENT  COSTS

A wholly owned subsidiary of the Company, US Ecology, was licensed in 1993 to construct and operate the low-level radioactive waste ("LLRW") facility for the Southwestern Compact ("Ward Valley facility"), and was selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility ("Butte facility").

Ward  Valley  Site  -  The  State  of  California, where the Ward Valley Site is
---------------------
located, has abandoned efforts to obtain the project property from the U.S. Department of the Interior. For the Company to realize its investment, the Company will need to recover monetary damages from the State of California. The Company is pursuing litigation in state court to recover its investment in Ward Valley and will continue to seek recovery.

The Company has alleged that the State of California abandoned its duty to acquire the project property from the U.S. Department of the Interior in a suit filed in State court seeking recovery of monetary damages in excess of $162 million. The trial court ruled against the Company on March 26, 2003. Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003. The Company has appealed this ruling. Briefing on the appeal is expected to be complete in mid-2004, after which oral arguments will be scheduled.

Butte  Site  -  The Company submitted an application to the State of Nebraska to
--------------
construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission ("CIC"). Following proposed license denial by the State of Nebraska, the CIC, the Company and a number of nuclear power utilities funding the project sued the State of Nebraska alleging bad faith in the license review process. A federal court order was issued enjoining the State license review process. On September 30, 2002, the federal district court awarded plaintiffs $153 million in damages, including approximately $12 million to the Company based on its contributions to the project and pre-judgment interest. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the district court ruling in its entirety. On March 3, 2004, the State of Nebraska filed a petition for rehearing en banc by the full Eighth U.S. Circuit Court of Appeals.

The timing and outcome of the above matters are unknown. The Company has alleged that the State of California has abandoned the project. A state law has been enacted effectively precluding disposal facility development at that site. However, the Company believes that its damages claim is strong and will continue to pursue recovery of damages through its litigation. The Company also continues to participate in the CIC legal action and believes it is probable that the deferred site development costs for this facility will be realized. In the event the Butte facility license is not granted, operation of that facility does not commence, or the Company is unable to recoup its investment through legal recourse, it may have a material adverse effect on its financial position.

The following table shows the ending capitalized balances for facility development costs as of December 31, 2003 and 2002 (in thousands):

                                              Capitalized Costs
                                             -------------------
                                               2003      2002
                                             --------  ---------
          Ward Valley, CA Project            $     --  $  20,952
          Butte, Nebraska Project               6,478      6,478
                                             --------  ---------
          Total                              $  6,478  $  27,430
                                             ========  =========

NOTE 8. CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND CLOSURE AND POST CLOSURE OBLIGATION

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

The Company does not bear significant financial responsibility for closure and post-closure of the disposal facilities located on State owned land at Beatty, Nevada and Richland, Washington. Nevada and Washington collect fees from a portion of the disposal charges on a quarterly basis from the Company. Such fees are deposited in dedicated, State controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the States and are based upon engineering cost estimates provided by the Company and approved by the States.

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

Changes to reported closure and post closure obligations were as follows (in thousands):

                                                  2003      2002
                                                --------  ---------
     Obligation, beginning of year              $16,760   $ 26,333
     January 1, 2002 implementation of FAS 143       --    (11,130)
     Accretion of obligation                      1,051      1,099
     Payment of obligation                       (1,148)    (1,414)
     Adjustment of obligation                      (917)     1,872
                                                --------  ---------
     December 31, 2003 obligation               $15,745   $ 16,760
                                                ========  =========

The adjustment of obligation is a change in the expected timing of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments were a reduction in the obligation of $1,098,000 due to sale of the El Centro municipal landfill in 2003, and a $2,038,000 increase in the estimated cost of removing accumulated waste contamination for the discontinued Oak Ridge processing business in 2002.

The reported closure and post closure obligation is recorded in the consolidated balance sheet for the years ended December 31 as follows:

     ($in thousands)                                                                2003     2002
                                                                                   -------  -------
     Accrued closure and post closure obligation, current portion                  $ 1,828  $   882
     Liabilities related to assets held for sale or closure, current portion            --    1,082
     Accrued closure and post closure obligation, non-current portion                9,296    9,318
     Liabilities related to assets held for sale or closure, non-current portion     4,621    5,478
                                                                                   -------  -------
                                                                                   $15,745  $16,760
                                                                                   =======  =======

The reported closure and post closure asset is recorded in the consolidated balance sheet for the years ended December 31 as follows:

     ($in thousands)                                                          2003     2002
                                                                             -------  -------
     Closure and post closure asset, beginning of year                       $2,011   $   --
     Adjustments to closure and post closure asset                             (313)   2,011
                                                                             -------  -------
     Closure and post closure asset, end of year                             $1,698   $2,011
     Amortization of closure and post closure asset                            (139)    (199)
     Prior year accumulated amortization of closure and post closure asset     (199)      --
                                                                             -------  -------
     Net closure and post closure asset, end of year                         $1,360   $1,812
                                                                             =======  =======

Cumulative effect of change in accounting principle as of January 1, 2002 included in the consolidated statement of operations is as follows ($ in thousands):

     Reduction in closure and post closure obligation                                 $11,130
     Initial recognition of closure and post closure asset                              2,011
                                                                                      -------
     Cumulative effect of implementation of FAS 143                                   $13,141
                                                                                      =======


NOTE  9.   LONG  TERM  DEBT

On October 28, 2002, the Company entered into a five year, fully amortizing, $7,000,000 term loan agreement with Wells Fargo Bank to substantially refinance its $8,500,000 Idaho industrial revenue bond obligation. The term loan provides for a variable interest rate based upon the bank's prime rate or an offshore rate plus an applicable margin that depends upon the Company's performance. The Company has pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown hazardous and radioactive waste facilities as collateral. The term loan is cross-collateralized with the Company's line of credit. The Company paid the $1,500,000 balance owing on the industrial revenue bond with cash on hand.

Long-term  debt  at  December  31  consisted  of  the  following (in thousands):

                                         INTEREST RATE AT DEC. 31, 2003     2003      2002
                                         -------------------------------  --------  --------
               Term Loan                 VARIABLE 3.5%                    $ 5,483   $ 6,883
               Notes payable and other   FIXED 7.3% AVERAGE                   192     1,074
                                                                          --------  --------
                                                                            5,675     7,957
                 Less: Current maturities                                  (1,475)   (1,985)
                                                                          --------  --------
                 Long term debt                                           $ 4,200   $ 5,972
                                                                          ========  ========

Future  minimum  payments  on  long-term  debt  is  as  follows  (in thousands):

               Year Ended December 31,
               -----------------------
                         2004                     $1,475
                         2005                      1,466
                         2006                      1,451
                         2007                      1,283
                      Thereafter                      --
                                                  ------
                      Total Debt                  $5,675
                                                  ======


NOTE  10.   REVOLVING  LINE  OF  CREDIT

On December 16, 2003, the Company and Wells Fargo Bank entered into an amendment to the line of credit that increased the maximum amount available from $6,000,000 to $8,000,000 and extended the maturity date to June 15, 2005. The amended line of credit is collateralized by the Company's accounts receivable and is cross-collateralized with the Company's term loan. Monthly interest only payments are required and based on a pricing grid, under which the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate ("LIBOR") plus an applicable spread. At December 31, 2003, the applicable interest rate on the line of credit was 4.125%. The credit agreement contains certain financial covenants that the Company has adhered to quarterly, including a maximum leverage ratio, a minimum current ratio and a debt service coverage ratio.

At December 31, 2003 and 2002, the outstanding balance on the revolving line of credit was $0 and $603,000, respectively. At December 31, 2003 and 2002, the availability under the line of credit was $4,492,000 and $4,247,000, respectively, with $3,508,000 and $1,150,000 of line of credit availability restricted for the outstanding letters of credit utilized as collateral for the Company's financial assurance policies. The Company has continued to borrow on, and repay the line of credit according to business demands and availability of cash.

NOTE  11.OPERATING  LEASES

On March 28, 2003 the Company exercised an early buyout of an operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000 recorded in conjunction with the original sale-lease back transaction. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment at the discontinued Oak Ridge facility.

Other lease agreements primarily cover office equipment and office space. Future minimum lease payments as of December 31, 2003 were as follows ($ in thousands):

                                  Minimum Lease Payment
          2004                                  $    281
          2005                                       232
          2006                                       183
          2007                                        79
          Thereafter                                  --
                                                --------
          Total Minimum Payments                $    775
                                                ========


Rental expense from continuing operations amounted to $621,000, $461,000, and $983,000 during 2003, 2002 and 2001, respectively.

NOTE  12.  PREFERRED  STOCK

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock") that were later retired in 1998. The Series E Preferred Stock carried warrants ("Series E Warrants") to purchase 3,000,000 shares of common stock with a $1.50 per share exercise price. In April 2002 one Series E holder exercised 650,000 warrants. In February 2003, the remaining 2,350,000 Series E Warrants were exercised and the Company issued 2,350,000 shares of common stock and received $3,525,000 in cash. No Series E warrants are now outstanding.

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

NOTE  13.  STOCK  OPTION  PLANS

The Company presently maintains two stock option plans. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee of the Board of Directors at the time of the grant of each option and may vary with each option granted. No options may have a term longer than ten years.

In 1992, the Company adopted the two plans as the 1992 Stock Option Plan for Employees and the 1992 Stock Option Plan for Directors. On May 13, 1999, 500,000 shares were added to the Employee's Plan of 1992 for a total of 1,300,000 shares authorized. Options under the employee plan are designated as incentive or non-qualified in nature at the discretion of the Compensation Committee, and only employees may receive options under the 1992 Stock Option Plan for Employees. On May 24, 2001, 350,000 shares were added to the Directors Plan of 1992 for a total of 1,000,000 shares authorized. Both plans provide for cancelled options to be returned to the plan for re-issue.

The stock option plan summary and changes during years ended December 31 are as follows:

                                              2003         2002         2001
                                           -----------  -----------  -----------
Options outstanding, beginning of year        753,150    1,128,650    1,448,898
Granted                                       813,724      147,500      100,000
Exercised                                    (180,043)    (108,500)     (59,000)
Canceled                                     (120,550)    (414,500)    (361,248)
                                           -----------  -----------  -----------
Options outstanding, end of year            1,266,281      753,150    1,128,650
                                           ===========  ===========  ===========

Average price of outstanding options       $     3.90   $     3.42   $     2.90

Average price of options granted           $     4.30   $     3.14   $     2.43

Average price of options exercised         $     2.65   $     1.29   $     1.56

Average price of options canceled          $     5.43   $     2.46   $     2.79

Options exercisable at end of year            808,271      753,150    1,020,700
                                           ===========  ===========  ===========

Options available for future grant at end     509,676    1,202,850    1,453,350
                                           ===========  ===========  ===========
of year

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2003:

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                       average                       average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
 $1.00 - $1.47                   3.4      109,500   $         1.31      109,500   $         1.31

 $1.60 - $2.25                   6.2      119,100   $         2.01      119,100   $         2.01

 $2.42 - $3.50                   8.3      386,082   $         2.93      222,896   $         2.89

 $3.75 - $5.00                   7.1      457,346   $         4.29      266,962   $         4.13

    $6.50                        9.1      139,253   $         6.50       34,813   $         6.50

    $10.13                       1.1       55,000   $        10.13       55,000   $        10.13
                                       -----------                   -----------

                                         1,266,281                       808,271
                                       ===========                   ===========

As of December 31, 2003, the 1992 Stock Option Plan for Employees had options outstanding for 775,281 shares with 188,976 shares remaining available, and under the 1992 Stock Option Plan for Directors, options were outstanding for 491,000 shares with 320,700 shares remaining available.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

                                                          2003         2002         2001
                                                      ------------  -----------  ----------

     Expected volatility                                83% - 105%   49% - 102%         51%
     Risk-free interest rates                          3.75%-4.25%        4.75%        5.7%
     Expected lives                                    7-10 YEARS     10 years    10 years
     Dividend yield                                             0%           0%          0%
     Weighted-average fair value of options granted
        during the year (Black-Scholes)               $      2.18   $     1.92   $    1.11

On February 11, 2003, the Company offered a significant number of options to four key employees at the following prices, of which all were above the fair market value at the date of grant:

     Exercise Price of Option   Number of Options Issued
     -------------------------  ------------------------
               3.00                      270,329
               4.50                      315,384
               6.50                      173,011


NOTE  14.  EMPLOYEE'S  BENEFIT  PLANS

401(k)  Plan.  The Company maintains a 401(k) plan for employees who voluntarily
------------
contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The plan is called The American Ecology Corporation 401(k) Savings Plan ("the Plan").

The Plan covers substantially all of the Company's employees after one full year of employment. Participants may contribute a percentage of salary up to the IRS limits. The Company's contribution matches 55% of participant contributions up to 6% of compensation.

The Company contributions for the Plan in 2003, 2002 and 2001 were $125,000, $522,000, and $209,000, respectively. The contributions for 2002 included $294,000 paid as part of the union settlement at the discontinued Oak Ridge operations.

NOTE  15.  INCOME  TAXES

The components of the income tax provision (benefit) were as follows (in thousands):

                                            Year Ended December 31,
                                         2003        2002         2001
                                      ----------  -----------  -----------

Current  -  State                     $       72  $     (221)  $       186
Deferred  -  Federal                          --      (8,284)           --
                                      ----------  -----------  -----------

                                      $       72  $   (8,505)  $       186
                                      ==========  ===========  ===========

The following table reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:

                                                       Year Ended December 31,
                                                         2003    2002   2001
                                                         -----  ------  -----

Income tax statutory rate                                (34)%     34%    34%
Reversal of valuation allowance for deferred tax assets    --    (109)    --
Timing differences between book and tax basis              34     (34)   (34)
State income tax and loss carry forward                     1      (3)    17
Other, net                                                 --      --     --
                                                         -----  ------  -----
                          Total effective tax rate          1%  (112)%    17%
                                                         =====  ======  =====

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows (in thousands):

                                                                        2003       2002
                                                                      ---------  ---------
CURRENT
-------
Assets:
        Net operating loss carry forward                              $  2,242   $  2,470
        Accruals, allowances and other                                     980      1,362
                                                                      ---------  ---------
    Total gross deferred tax assets - current portion                    3,222      3,832
        Less valuation allowance                                            --     (1,087)
                                                                      ---------  ---------
    Net deferred tax asset - current portion                          $  3,222   $  2,745
                                                                      =========  =========

NON-CURRENT
-----------
Assets:
        Environmental compliance and other site related costs,
        principally due to accruals for financial reporting purposes  $  4,033   $  4,054
        Depreciation and amortization                                    1,411      1,236
        Net operating loss carry forward                                13,100      8,852
        Accruals, allowances and other                                   2,570      2,543
                                                                      ---------  ---------
    Total gross deferred tax assets - non-current portion               21,114     16,685
        Less valuation allowance                                       (15,921)   (10,777)
                                                                      ---------  ---------
Liability:
        Capitalized interest                                              (131)      (369)
                                                                      ---------  ---------
    Net deferred tax assets - non-current portion                     $  5,062   $  5,539
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

The Company's net operating loss carry forward of approximately $45,124,000 at December 31, 2003 begins to expire in the year 2006. Of this carry forward, $2,527,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382. The portion of the carry forward limited under Internal Revenue Code Section 382 expires $793,000 in 2006, $904,000 in 2007, and $830,000 in 2008. The remaining unrestricted net operating loss carry forward expires $2,878,000 in 2010, $8,657,000 in 2011, $7,828,000 in 2012,
$6,927,000  in  2013,  $3,208,000  in  2014,  $498,000 in 2015, $78,000 in 2016,
$2,257,000  in  2017  and  10,266,000  in  2018.

In 1996, the Company filed an amended federal income tax return claiming a refund of approximately $740,000. In September 1999, the Internal Revenue Service ("IRS") proposed to deny this claim, sought to recover portions of tentative refunds previously received by the Company and proposed to reduce Company net operating loss carry forwards. On December 4, 2002, the IRS approved a settlement of $605,000 plus interest and confirmed the Company's net operating loss carry forward after 1995. During 2003, the IRS paid the full amount of the settlement plus interest.

NOTE  16.  COMMITMENTS  AND  CONTINGENCIES

In the ordinary course of conducting business, the Company becomes involved in judicial and administrative proceedings involving federal, state, and local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleging violations of existing permits, or alleging damages suffered from exposure to hazardous substances purportedly released from Company operated sites, as well as other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of its operations.

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan. The Plan provides for selected participants to receive bonuses tied to pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income calculated in accordance with the plan is in excess of $12,000,000.

In February 2003, the Company entered into employment agreements with four executive employees. The agreements expire December 31, 2004 and 2005, and provided for aggregate minimum annual salaries of $639,000. On September 30, 2003, the Company terminated the employment of one of these executives and recognized $235,000 in expenses for payroll and related benefits through the December 31, 2004 contract term. At December 31, 2003 the commitment for the three remaining employment contracts is for aggregate minimum annual salaries of $484,000.

The Company's contract with the US Army Corps of Engineers (USACE) expires during the second quarter of 2004 unless extended for an additional 5 years at the option of the USACE. While the Company believes that the USACE will extend the contract for an additional 5 years, there is no assurance that the contract will be extended.

ONGOING  LITIGATION
-------------------

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million. The suit stems from the State's alleged abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. State and federal law requires the State to build a disposal site for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. US Ecology was selected in 1985 to locate and license the site using its own funds on a reimbursable basis. The case was tried in Superior Court for the County of San Diego during February and March 2003.

On March 26, 2003, the Superior Court issued a decision finding that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The latter finding was based on actions the Court concluded had created obstacles to an agreement between the federal government and the State to convey the site. However, the Court did find that key elements of the Company's promissory estoppel claim had been proven at trial. Specifically, the Court ruled that the State made a clear and unambiguous promise to US Ecology in 1988 to use its best efforts to acquire the site, that the State had abandoned this promise, and that the Company's reliance on the State's promise was foreseeable. However, the Court found that the State's breach of its promise was not a substantial factor in causing damages to US Ecology since the federal government had continued to resist the land transfer.

Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

On June 26, 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court.

The Company's financial interest in the pending claim against the State was improved by an amendment to the November 13, 1998 Ward Valley Interest Agreement and Assignment entered into by American Ecology and its former primary lender. This June 27, 2003 amendment, entered into with the former lenders successor, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and related legal expenses relating to the case. Any remaining amount recovered shall be divided equally between the Company and the former lender. The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

In early July of 2003, the Company engaged the law firm of Cooley Godward on a fixed price plus contingency basis to pursue the appeal, paying and expensing the fixed fee at the time of engagement. Briefing is underway. No assurance can be given that the Company will prevail on appeal or reach a settlement to recover any portion of its investment or legal expenses.

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE  NO.  4:98CV3411,  U.S.  DISTRICT  COURT,  DISTRICT  OF  NEBRASKA

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). CIC member states are Nebraska, Kansas, Oklahoma, Arkansas, and Louisiana. The action seeks declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of US Ecology's application to site, construct and operate a LLRW disposal facility near Butte, Nebraska. US Ecology is the CIC's contractor and intervened as a plaintiff.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The Court also dismissed the utilities' and US Ecology's cross claims for breach of contract and imposition of a constructive trust, finding that it was premature to decide the merits of these claims and leaving the question open for future resolution if necessary. The State appealed the judgment to the Eighth Circuit Court of Appeals where it was argued in June 2003.

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On March 3, 2004, the State of Nebraska filed a petition for rehearing en banc by the full Eighth U.S. Circuit Court of Appeals. No assurance can be given that the trial and appellate court judgments will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In March 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste disposal facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada entered a summary judgment in favor of the Company. Manchak filed a motion for reconsideration that was denied on January 8, 2003. Manchak appealed, but failed to timely file his opening brief and the Company moved to dismiss the appeal. On July 2, 2003, the United States Court of Appeals for the Federal Circuit granted the Company's motion to dismiss Manchak's appeal. Manchak's requests for reconsideration and en banc review were rejected by the Federal Circuit on October 6, 2003 and again on October 20, 2003. On January 8, 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration.

RESOLVED  LITIGATION
--------------------

MATTIE  CUBA,  ET AL. V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, ET
--------------------------------------------------------------------------------
AL.,CAUSE  NO.  2000-092,  4TH  JUDICIAL  DISTRICT  COURT,  RUSK  COUNTY,  TEXAS
----

This suit was brought in November 2000 by 28 named plaintiffs against the Company and named subsidiaries, the former owners and former customers of its Winona, Texas facility. Plaintiffs sought recovery for personal injuries, property damages and exemplary damages based on negligence, gross negligence, nuisance and trespass. The Company sought a motion for summary judgment in July 2002 based on lack of evidence. In November 2002, the trial court dismissed certain causes of action and reduced the number of plaintiffs, but preserved other causes of action. The Company subsequently sought a motion for summary judgment seeking dismissal against all of the adult plaintiffs on statute of limitations grounds. On March 26, 2003, the court granted this motion and dismissed the adult plaintiffs, leaving seven minors and one intervenor party to the lawsuit. The Company and its insurance provider subsequently settled the matter for $37,000 of which $27,000 will be paid by the Company. Because the deductible had been fully reserved, there was no impact to the income statement. The matter is now closed.

NOTE  17.  RECEIVABLES  AND  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

Receivables for the year ended December 31 consisted of the following ($ in thousands):

                                             2003      2002
                                           --------  --------
     Accounts receivable - trade           $13,137   $ 8,049
     Unbilled revenue                           65     2,818
                                           --------  --------
                                            13,202    10,867
     Allowance for uncollectible accounts     (606)     (407)
                                           --------  --------
                                           $12,596   $10,460
                                           ========  ========

The allowance for doubtful accounts is a provision for un-collectible accounts receivable and unbilled receivables. The allowance, as a general company policy, is increased by a monthly accrual equal to approximately 1% of sales. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience ($ in thousands)

                                                                             Allowance for
     Description                                                           doubtful accounts
     -----------                                                          -------------------
     Balance January 1, 2001                                                             568
     Plus 2001 provision                                                                 338
     Plus allowance acquired in Envirosafe Services of Idaho acquisition                 530
     Less accounts written off 2001                                                     (260)
                                                                          -------------------
     Balance December 31, 2001                                            $            1,176

     Less 2002 benefit                                                                  (301)
     Less allowance for discontinued operations                                         (240)
     Less accounts written off 2002                                                     (228)
                                                                          -------------------
     Balance December 31, 2002                                            $              407

     Plus 2003 provision                                                                 427
     Less accounts written off 2003                                                     (228)
                                                                          -------------------
     Balance December 31, 2003                                            $              606
                                                                          ===================


NOTE  18.  ACQUISITIONS,  DIVESTITURES  AND  DISCONTINUED  OPERATIONS

As of December 31, 2002, the components of "Assets Held for Sale or Closure" consisted of certain assets relating to the El Centro municipal waste disposal facility, which the Company sold to a wholly-owned subsidiary of Allied Waste Industries, Inc. on February 13, 2003, and the assets and liabilities relating to the Oak Ridge processing facility and field services operations for which management has implemented a wind down and disposal plan and have been classified as "held for sale or closure". Accordingly, the revenue, costs and expenses and cash flows relating to the El Centro and Oak Ridge facility and field services operations have been excluded from the results from continuing operations and have been reported as "Loss from discontinued operations" and as "Net cash used by discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of December 31, 2003 and 2002 are as follows (in thousands):

                                         Processing and Field  El Centro Disposal Total Assets Held for
                                           Services Facility        Facility        Sale or Closure
                                          -------------------  -----------------  -----------------
                                            2003       2002     2003      2002     2003      2002

Current assets
--------------
    Current assets                        $     386  $  2,599  $    --  $    648  $   386  $  3,247
    Property & equipment, net                   552       565       --     6,910      552     7,475
                                          ---------  --------  -------  --------  -------  --------
                                                938     3,164       --     7,558      938    10,722
                                          =========  ========  =======  ========  =======  ========
Non-current assets
------------------


    Property, plant & equipment, net          1,508     1,436       --        --    1,508     1,436
    Other                                        49        49       --        --       49        49
                                          ---------  --------  -------  --------  -------  --------
                                              1,557     1,485       --        --    1,557     1,485
                                          =========  ========  =======  ========  =======  ========
Current liabilities
-------------------
    Accounts payable & accruals               1,870     5,416       --       108    1,870     5,524
    Current portion long term debt               37       112                570       37       682
    Current portion closure/post closure
        obligation                               --        --       --     1,082       --     1,082
    Other                                        --       601       --        76       37       677
                                          ---------  --------  -------  --------  -------  --------
                                              1,907     6,129       --     1,836    1,907     7,965
                                          =========  ========  =======  ========  =======  ========
Non-current liabilities
-----------------------
    Closure/post closure obligations          4,621     5,478       --        --    4,621     5,478
    Long-term debt                               23        72       --        67       23       139
    Other                                         5        77       --         5        5        82
                                          ---------  --------  -------  --------  -------  --------
                                              4,649     5,627       --        72    4,649     5,699
                                          =========  ========  =======  ========  =======  ========

Depreciation and amortization expense relating to assets classified as "Held for Sale or Closure" amounted to $0, $1,202,000, and $954,000 during 2003, 2002 and 2001, respectively.

Operating results for the discontinued operations were as follows for years ending December 31:

                                     Processing and Field   El Centro Disposal    Total Discontinued
                                     Services Operations         Facility             Operations
                                    ----------------------  -------------------  --------------------

2003
----
Revenues, net                       $               1,941   $               462  $             2,403
Operating income (loss)                            (2,014)                   63               (1,951)
Net income (loss)                                  (2,517)                4,994                2,477
Basic earnings (loss) per share                      (.15)                  .30                  .15
Diluted earnings (loss) per share                    (.15)                  .30                  .15

2002
----
Revenues, net                       $              17,018   $             2,563  $            19,581
Operating income (loss)                            (3,296)                  507               (2,789)
Net income (loss)                                 (10,930)                  466              (10,464)
Basic earnings (loss) per share                      (.76)                  .03                 (.73)
Diluted earnings (loss) per share                    (.69)                  .03                 (.66)

2001
----
Revenues, net                       $              13,391   $             2,450  $            15,841
Operating income (loss)                            (3,160)                  432               (2,728)
Net income (loss)                                  (2,567)                  378               (2,189)
Basic earnings (loss) per share                      (.19)                  .03                 (.16)
Diluted earnings (loss) per share                    (.17)                  .03                 (.14)


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

Oak Ridge Processing Facility and Field Services. During 2002, the Company offered for sale its Processing Facility and Field Services operations based in Oak Ridge, TN. On December 27, 2002, the Company announced it was ceasing revenue-producing operations at this facility and would no longer be accepting waste. Based upon the amount of waste present at the facility and the preferences of the potential buyers, the Company removed the accumulated customer and Company waste to help sell the facility. Shipment of the waste off site for processing and disposal was completed in 2003. Management attempted to sell the remaining facility components during 2003, but was unsuccessful. During 2004 Management intends to continue efforts to sell the facility.

In conjunction with the plan to sell the facility, an updated third party engineering study was performed in December 2002, which resulted in an additional $2,038,000 estimated liability related to closure and post closure costs during 2002. This liability pertains to certain materials located on the premises which were previously received or used in the operation of the business. During 2003, certain materials covered by the third party engineering study were disposed of, resulting in a reduction of the estimated closure liability of $936,000.

During 2002, the Company recorded an impairment charge of $1,593,000 on certain buildings, improvements and equipment at the facility. The estimated fair value of the buildings, improvements and equipment was based upon the estimated net realizable value after substantial facility clean-up activities take place. Additionally, certain assets expected to be disassembled and disposed were fully impaired as a result of the wind down and disposal plan. Depreciation on the long-lived assets at the processing facility ceased as the current recorded values, net of the impairment charges, represent the net realizable value.

On December 27, 2002, management informed all employees that the Company was discontinuing commercial processing at the Oak Ridge facility and implemented a substantial reduction in the facility's labor force. Terminated union employees were compensated for prior service, provided health coverage through January 31, 2003, and presented with a proposed severance package. Terminated non-union employees were paid severance in accordance with written Company policy. For employees covered under the collective bargaining agreement, the Company entered into good faith severance negotiations with union representatives. Both sides amended their original proposals during these negotiations. On July 16, 2003, a final severance agreement was executed with the union providing $152,000 in severance to the terminated union employees and a release from all claims related to their employment with the Company. During the third quarter of 2003, the Company paid and recognized this obligation and associated payroll taxes in the amount of approximately $175,000.

In accordance with FAS 143, the Company has fully accrued for all estimated closure and post closure obligations related to the Oak Ridge processing facility, which amounted to $4,621,000 at December 31, 2003 (see Note 8). In the event the Company divests of the facility in a sale transaction, the Company may not incur the entire closure obligation, which may result in a gain being realized in future periods.

Costs incurred at the Oak Ridge facility to prepare the facility for sale during the year ended December 31, 2003 are summarized as follows: (in thousands $000)

                                                               2003
                                                              ------
Net operating costs in excess of previous accrual             $1,040
Additional impairment of property and equipment                  225
Increase in estimated cost for disposal of waste at facility   1,252
                                                              ------

Disposal costs for the year ended December 31, 2003           $2,517
                                                              ======

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($in thousands)            December 31, 2002  Cash Payments   Adjustments  December 31, 2003
                           -----------------  --------------  -----------  -----------------
Waste disposal liability               1,827         (5,003)        3,799                623
On-site discontinued
operation cost liability               1,800         (2,398)        1,040                442

The adjustments represent differences between the estimated costs accrued at December 31, 2002, actual costs incurred during 2003, and changes in estimated future costs for planned facility and waste disposition. The adjustment amounts in the above roll forward analysis do not directly correspond to the Income statement due to the offsetting impact of revenue recognized from discontinued operations for customer waste shipments.

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

NOTE  19.  REVERSE  AND  FORWARD  STOCK  SPLIT

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

NOTE  20.  OPERATING  SEGMENTS

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

As of December 27, 2002, the Company announced it was discontinuing operations at the Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material, but excluded processing performed at the disposal facilities. All prior segment information has been restated to present the operations at the Oak Ridge facility, including the Field Services division, as discontinued operations.

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

                                            Operating     Non-Operating     Discontinued
                                             Disposal       Disposal       Processing and
                                            Facilities     Facilities      Field Services    Corporate     Total
------------------------------------------------------------------------------------------------------------------
2003
------------------------------------------------------------------------------------------------------------------
Revenue                                    $    56,973   $           74   $            --   $       --   $ 57,047
Direct operating cost                           32,571              908                --           --     33,479
                                           ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                             24,402             (834)               --           --     23,568
S,G&A                                            6,982            1,794                --        5,043     13,819
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                   17,420           (2.628)               --       (5,043)     9,749
Investment income                                   --               --                --          347        347
Interest expense                                    36               --                --          230        266
Loss on writeoff of Ward Valley                     --           20,951                --           --     20,951
Other income                                        35               89                --           --        124
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax,
discontinued operations and cumulative
effect                                          17,419          (23,490)               --       (4,926)   (10,997)
Income tax expense                                  --               --                --           72         72
                                           ------------  ---------------  ----------------  -----------  ---------
Income(loss) before discontinued
operations and cumulative effect                17,419          (23,490)               --       (4,998)   (11,069)
Gain (loss) from discontinued operations         4,994               --            (2,517)          --      2,477
                                           ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                          $    22,413   $      (23,490)  $        (2,517)  $   (4,998)  $ (8,592)
                                           ============  ===============  ================  ===========  =========
Depreciation and accretion                 $     6,515   $          400   $            --   $       81   $  6,996
Capital Expenditures                       $     6,582   $           35   $           451   $       --   $  7,068
Total Assets                               $    40,377   $        6,550   $         2,495   $   17,204   $ 66,626
------------------------------------------------------------------------------------------------------------------
2002
------------------------------------------------------------------------------------------------------------------
Revenue                                    $    46,494   $          295   $            --   $       --   $ 46,789
Direct operating cost                           23,436            1,787                --           --     25,223
                                           ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                             23,058           (1,492)               --           --     21,566
S,G&A                                            8,000              103                --        4,528     12,631
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                   15,058           (1,595)               --       (4,528)     8,935
Investment income                                   13               --                --           18         31
Gain (loss) on sale of assets                      (20)               4                --            1        (15)
Interest expense                                   711               --                --          109        820
Other income (expense)                              78             (389)               --         (231)      (542)
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax,
discontinued operations and cumulative
effect                                          14,418           (1,980)               --       (4,849)     7,589
Income tax benefit                                  --               --                --        8,505      8,505
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations and cumulative effect                14,418           (1,980)               --        3,656     16,094
Gain (loss) from discontinued operations           466               --           (10,930)          --    (10,464)
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before cumulative effect          14,884           (1,980)          (10,930)       3,656      5,630
Cumulative effect of change in
accounting principle                            14,983            1,548            (3,390)          --     13,141
                                           ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                          $    29,867   $         (432)  $       (14,320)  $    3,656   $ 18,771
                                           ============  ===============  ================  ===========  =========
Depreciation and accretion                 $     6,443   $          458   $           518   $      361   $  7,780
Capital Expenditures                       $     3,010   $            6   $           300   $       30   $  3,346


Total Assets                               $    44,832   $       27,467   $         4,649   $   10,177   $ 87,125
------------------------------------------------------------------------------------------------------------------
2001
------------------------------------------------------------------------------------------------------------------
Revenue                                    $   $40,088   $           87   $            --   $       --   $ 40,175
Direct operating cost                           21,637            1,141                --           --     22,778
                                           ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                             18,451           (1,054)               --           --     17,397
S,G&A                                            8,287              556                --        5,431     14,274
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                   10,164           (1,610)               --       (5,431)     3,123
Investment income                                  188               --                --           58        246
Gain (loss) on sale of assets                       (8)              --                --           --         (8)
Interest expense                                   746               --                --          265      1,011
Other income (expense)                             450             (286)               --          663        827
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax and
discontinued operations effect                  10,048           (1,896)               --       (4,975)     3,177
Income tax benefit (expense)                        --               --                --         (186)      (186)
                                           ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations                                      10,048           (1,896)               --       (5,161)     2,991
Gain (loss) from discontinued operations           378               --            (2,567)          --     (2,189)
                                           ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                          $    10,426   $       (1,896)  $        (2,567)  $   (5,161)  $    802
                                           ============  ===============  ================  ===========  =========
Depreciation Expense                       $     4,285   $            2   $           684   $       59   $  5,030
Capital Expenditures                       $     2,865   $            3   $           557   $       31   $  3,456
Total Assets                               $    43,371   $       27,482   $         9,892   $    6,079   $ 86,824

NOTE  21.  SUBSEQUENT  EVENTS

On February 17, 2004, the Company redeemed a warrant to purchase 1,349,843 common shares for $5,500,000. The warrants were issued in 1998 as part of a settlement with a prior bank and were exercisable into common shares at $1.50 each.

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed in its entirety a judgment in favor of the Company in Entergy Arkansas, Inc. et al,
                                                  ------------------------------
Central  Interstate  Low-Level Radioactive Waste Commission and US Ecology, Inc.
--------------------------------------------------------------------------------
("Plaintiffs")  v. State of Nebraska, et al., Case No. 4:98CV3411, U.S. District
-------------------------------------------
Court, District of Nebraska. The district court judgment awarded plaintiffs $151 million, including $12.3 million for US Ecology contributions and pre-judgment interest. On March 3, 2004, the State of Nebraska filed a petition for rehearing en banc by the full Eighth U.S. Circuit Court of Appeals.

On  March  9,  2004,  the  District  Court  in Manchak v. US Ecology, Inc., U.S.
                                               ----------------------------
District Court for the District of Nevada, Case No. CV-S-97-0655. rejected Manchak's Rule 60(b) motion, prohibited further filings with the Court on the matter and imposed sanctions on Manchak. The matter is now closed.

NOTE  22.  UNAUDITED  SELECTED  QUARTERLY  FINANCIAL  DATA

The unaudited consolidated quarterly results of operations for 2003 and 2002 were:

                                       FIRST QUARTER     SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                                       2003     2002     2003      2002      2003      2002      2003      2002
                                     --------  -------  -------  --------  --------  --------  --------  --------

Revenue                               10,771   13,424   12,020    10,605    17,324    11,048    16,908    11,712
Gross profit                           4,787    7,249    5,964     4,764     6,941     4,631     5,876     4,922
Income (loss) before, discontinued
operations,  cumulative effect and
preferred dividends                  (20,774)   2,989    2,689     2,470     3,893     1,987     3,123     8,648
Discontinued operations                3,607     (211)    (676)     (269)     (415)     (921)      (39)   (9,063)
Cumulative effect                         --   13,141       --        --        --        --        --        --
Net income (loss)                    (17,167)  15,919    2,013     2,201     3,478     1,066     3,084      (415)


EARNINGS PER SHARE - BASIC
Income (loss) before, discontinued
operations,  cumulative effect and
preferred dividends                    (1.34)     .22      .16       .16       .23       .12       .18       .60
Discontinued operations                  .23     (.02)    (.04)     (.02)     (.02)     (.06)       --      (.63)
Cumulative effect                         --      .95       --        --        --        --        --        --
Net income (loss)                      (1.11)    1.15      .12       .14       .21       .06       .18      (.03)

EARNINGS PER SHARE - DILUTED
Income (loss) before, discontinued
operations,  cumulative effect and
preferred dividends                    (1.34)     .17      .15       .14       .22       .12       .17       .60
Discontinued operations                  .23      .02     (.04)     (.02)     (.02)     (.06)       --      (.63)
Cumulative effect                         --      .92        -         -         -         -         -         -
Net income (loss)                      (1.11)    1.11      .11       .12       .20       .06       .17      (.03)

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

Balukoff Lindstrom & Co.'s reports on American Ecology Corporation's financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During American Ecology Corporation's most recent fiscal years and through the date of Balukoff Lindstrom & Co.'s dismissal, there were no disagreements with Balukoff Lindstrom & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Balukoff Lindstrom & Co's satisfaction, would have caused Balukoff Lindstrom & Co. to make reference to the subject matter in connection with its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM  9A.   CONTROLS  AND  PROCEDURES

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

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. During the year ending December 31, 2003, there were improvements to the Company's systems used to record and summarize transactions. The improvements have enabled the Company to identify and modify internal controls as well as operational procedures.

                                    PART III


Items 10 through 15 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, no later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10 through 15 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

          1. Financial statements and reports of Independent Auditors Independent Auditors' Reports
                    Consolidated Balance Sheets - December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
                    Consolidated Statements of Shareholders' Equity for the years ended December 31,
                         2003, 2002 and 2001
                    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
                    Notes to Consolidated Financial Statements

          2.   Financial statement schedules
                    Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

          3.   Exhibits

------------------------------------------------------------------------------------------------------------------------
Exhibit  Description                                                                  Incorporated by Reference from
  No.                                                                                          Registrant's
-------  ------------------------------------------------------------------------  -------------------------------------
    3.1  Restated Certificate of Incorporation, as amended                         1989 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
    3.2  Certificate of Amendment to Restated Certificate of Incorporation dated   Form S-4 dated 12-24-92
         June 4, 1992
-------  ------------------------------------------------------------------------  -------------------------------------
    3.3  Amended and Restated Bylaws dated February 28, 1995                       1994 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
   10.1  Sublease dated February 26, 1976, between the State of Washington, the    Form 10 filed 3-8-84
         United States Dept. of Commerce and Economic Development, and
         Nuclear Engineering Company with Amendments dated January 11,
         1980, and January 14, 1982.
-------  ------------------------------------------------------------------------  -------------------------------------
   10.2  Lease Agreement as amended between American Ecology Corporation           2002 Form 10-K
         and the State of Nevada
-------  ------------------------------------------------------------------------  -------------------------------------
   10.6  State of Washington Radioactive Materials License issued to US            1986 Form 10-K
         Ecology, Inc. dated January 21, 1987
-------  ------------------------------------------------------------------------  -------------------------------------
  10.11  Agreement between the Central Interstate Low-Level Radioactive            2nd Quarter 1988 10-Q
         Waste Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
         January 28, 1988 ("Central Interstate Compact Agreement")
-------  ------------------------------------------------------------------------  -------------------------------------
  10.12  Amendment to Central Interstate Compact Agreement May 1, 1990             1994 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.13  Second Amendment to Central Interstate Compact Agreement dated            1994 Form 10-K
         June 24, 1991
-------  ------------------------------------------------------------------------  -------------------------------------
  10.14  Third Amendment to Central Interstate Compact Agreement dated July        1994 Form 10-K
         1, 1994
-------  ------------------------------------------------------------------------  -------------------------------------
  10.18  Memorandum of Understanding between American Ecology                      1989 Form 10-K
         Corporation and the State of California dated August 15, 1988
-------  ------------------------------------------------------------------------  -------------------------------------
  10.35  Lease Agreement for Corporate Office Space between American               2nd Qtr 2002 Form 10-Q filed 8-14-02
         Ecology Corporation and M&S Prime Properties dated April 18, 2002
-------  ------------------------------------------------------------------------  -------------------------------------
 10.50a  First Security Bank Credit Agreement                                      3rd Qtr 2000 Form 10-Q filed 11-13-00
-------  ------------------------------------------------------------------------  -------------------------------------
 10.50c  Term Loan Agreement between American Ecology Corporation and              Form 8-K filed 10-25-02
         Wells Fargo Bank dated October 22, 2002
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
 10.50d  Sixth Amendment to Credit Agreement between American Ecology              Form 8-K filed 12-16-03
         Corporation and Wells Fargo Bank dated December 16, 2003
-------  ------------------------------------------------------------------------  -------------------------------------
  10.52  *Amended and Restated American Ecology Corporation 1992 Director          Proxy Statement dated 3-28-01
         Stock Option Plan
-------  ------------------------------------------------------------------------  -------------------------------------
  10.53  *Amended and Restated American Ecology Corporation 1992                   Proxy Statement dated 4-16-03
         Employee Stock Option Plan
-------  ------------------------------------------------------------------------  -------------------------------------
  10.55  *Management Incentive Plan Effective January 1, 2003                      2002 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.56  *Form of Management Incentive Plan Participation Agreement Dated          2002 Form 10-K
         February 11, 2003
-------  ------------------------------------------------------------------------  -------------------------------------
  10.57  *Form of Executive Employment Agreement Dated February 11, 2003           2002 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.58  * Form of Stock Option Agreement Dated February 11, 2003                  2002 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.70  Form of Royalty Agreement for El Centro Landfill Dated February 13,       Form 8-K filed 2-13-03
         2003
-------  ------------------------------------------------------------------------  -------------------------------------
     16  Change of Auditors Letter dated September 18, 2002                        Form 8-K filed 9-19-02
-------  ------------------------------------------------------------------------  -------------------------------------
     21  List of Subsidiaries                                                      2003 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
   23.1  Consent of Moss Adams LLP
-------  ------------------------------------------------------------------------  -------------------------------------
   23.2  Consent of Balukoff, Lindstrom & Co., P.A.
-------  ------------------------------------------------------------------------  -------------------------------------
   31.1  Certifications of December 31, 2003 Form 10-K by Chief Executive
         Officer dated March 12, 2004
-------  ------------------------------------------------------------------------  -------------------------------------
   31.2  Certifications of December 31, 2003 Form 10-K by Chief Financial
         Officer dated March 12, 2004
-------  ------------------------------------------------------------------------  -------------------------------------
   32.1  Certifications of December 31, 2003 Form 10-K by Chief Executive
         Officer dated March 12, 2004
-------  ------------------------------------------------------------------------  -------------------------------------
   32.2  Certifications of December 31, 2003 Form 10-K by Chief Financial
         Officer dated March 12, 2004
------------------------------------------------------------------------------------------------------------------------

*Management  contract  or  compensatory  plan.

     (b)  REPORTS ON FORM 8-K.

     THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 2003:

----------------------------------------------------------------------------------------------------------
         Sixth Amendment to Credit Agreement between American Ecology              Form 8-K filed 12-16-03
         Corporation and Wells Fargo Bank dated December 16, 2003
-------  ------------------------------------------------------------------------  -----------------------
         Disclosure of the pending expiration of non-binding letter of intent for  Form 8-K filed 11-24-03 sale of the Company's Oak Ridge Facility
-------  ------------------------------------------------------------------------  -----------------------
         Press Release, dated October 23, 2003, entitled "STRONG                   Form 8-K filed 10-23-03
         OPERATING PERFORMANCE DRIVES AMERICAN ECOLOGY
         THIRD QUARTER EARNINGS"
----------------------------------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION



SIGNATURE                   TITLE                                   DATE
--------------------------  -----                                   ----

/s/ Stephen A.Romano        President, Chief Executive Officer      March 12, 2004
--------------------------                                          --------------
STEPHEN A. ROMANO           Chief Operating Officer, Director

/s/ James R. Baumgardner    Senior Vice President, Chief Financial  March 12, 2004
--------------------------                                          --------------
JAMERS R. BAUMGARDNER       Officer, Treasurer and Secretary

/s/ Michael J. Gilberg      Vice President and Controller           March 12, 2004
--------------------------                                          --------------
MICHAEL J. GILBERG

/s/ John M. Cooper          Vice President and Chief Information    March 12, 2004
--------------------------                                          --------------
JOHN M. COOPER              Officer

/s/ Steven D. Welling       Vice President and Director of Sales    March 12, 2004
--------------------------                                          --------------
STEVEN D. WELLING

/s/ Roger P. Hickey         Chairman of the Board of Directors      March 12, 2004
--------------------------                                          --------------
ROGER P. HICKEY

 /s/ David B. Anderson      Director                                March 12, 2004
--------------------------                                          --------------
DAVID B. ANDERSON

 /s/ Rotchford L. Barker    Director                                March 12, 2004
--------------------------                                          --------------
ROTCHFORD L. BARKER

/s/ Roy C. Eliff            Director                                March 12, 2004
--------------------------                                          --------------
ROY C. ELIFF

/s/ Edward F. Heil          Director                                March 12, 2004
--------------------------                                          --------------
EDWARD F. HEIL

/s/ Stephen M. Schutt       Director                                March 12, 2004
--------------------------                                          --------------
Stephen M. SCHUTT

CONSENT OF MOSS ADAMS LLP


We consent to the inclusion in this Annual Report on Form 10-K of American Ecology Corporation for the year ended December 31, 2003 and to the incorporation by reference in Registration Statement Numbers 33-55782, 33-58076, 33-11578, 333-69863 and 333-93105 of American Ecology Corporation on
Forms  S-8,  of  our  report  dated  February  11,  2004.

/S/ Moss Adams LLP


Seattle,  Washington
March  8,  2004

CONSENT OF BALUKOFF LINDSTROM & CO., P.A.


As independent public accountants, we hereby consent to the inclusion of our report on the financial statements of American Ecology Corporation and Subsidiaries dated February 15, 2002, included in this report on Form 10-K, and the incorporation by reference into American Ecology Corporation and Subsidiaries' previously filed Registration Statements on Form S-8 File Nos. 33-55782, 33-58076, 33-11578, 333-69863 and 333-93105 each as filed with the
Securities  and  Exchange  Commission.

/S/ Balukoff, Lindstrom & Co., P.A.



Boise,  Idaho
March  8,  2004