Form 10-Q
period 2004-03-31
AMERICAN ECOLOGY CORP
filed 2004-05-05
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from __________________to__________________


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes [ ]  No [X]

At April 30, 2004 Registrant had outstanding 17,209,150 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION



                                                                            PAGE
Item 1.   Financial Statements

          Consolidated Balance Sheets
             (Unaudited)                                                       4

          Consolidated Statements of Operations
             (Unaudited)                                                       5

          Consolidated Statements of Cash Flows
             (Unaudited)                                                       6

          Notes to Consolidated Financial Statements 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.   Controls and Procedures                                             22


                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings                                                   22

Item 2.   Changes in Securities and Use of Proceeds                           23

Item 3.   Defaults Upon Senior Securities                                     23

Item 4.   Submission of Matters to a Vote of Security Holders                 23

Item 5.   Other Information                                                   23

Item 6.   Exhibits and Reports on Form 8-K                                    23

          Signatures                                                          24

OFFICERS
--------
Stephen  A.  Romano
Chief  Executive  Officer,  President  and  Chief
Operating  Officer

James  R.  Baumgardner
Senior  Vice  President,  Chief  Financial  Officer
Treasurer  and  Secretary

Michael  J.  Gilberg
Vice  President  and  Controller

Steven  D.  Welling
Vice  President,  Sales  &  Marketing

John  M.  Cooper
Vice President and Chief Information Officer


DIRECTORS
---------
Roger  P.  Hickey,  Chairman
President,  Chicago  Partners

David  B.  Anderson
President,  Highland  Capital  Enterprises  Corp.

Rotchford  L.  Barker
Independent  Businessman

Roy  C.  Eliff
Independent  Businessman

Edward  F.  Heil
Independent  Businessman

Stephen  A.  Romano
Chief  Executive  Officer,  President  and  Chief
Operating  Officer

Stephen  M.  Schutt
Vice  President,  Nuclear  Fuel  Services,  Inc.


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


PART  I.   FINANCIAL  INFORMATION
---------------------------------
ITEM  1.   FINANCIAL  STATEMENTS.

                                         AMERICAN ECOLOGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                            MARCH 31,2004    December 31,2003
                                                                           ---------------  ------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $       10,771   $           6,674
   Receivables, net                                                                 8,576              12,596
   Income taxes receivable                                                             52                   2
   Prepayments and other                                                              861               1,049
   Deferred income taxes                                                            2,057               3,222
   Assets held for sale or closure                                                    735                 938
                                                                           ---------------  ------------------
      Total current assets                                                         23,052              24,481

Cash and investment securities, pledged                                               131                 170
Property and equipment, net                                                        27,500              28,317
Facility development costs                                                          6,478               6,478
Other assets                                                                          565                 561
Deferred income taxes                                                               5,062               5,062
Assets held for sale or closure                                                     1,557               1,557
                                                                           ---------------  ------------------
      Total assets                                                         $       64,345   $          66,626
                                                                           ===============  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt                                       $        1,474   $           1,475
   Accounts payable                                                                 1,605               1,678
   Accrued liabilities                                                              6,501               4,788
   Accrued closure and post closure obligation, current portion                     1,828               1,828
   Liabilities of assets held for sale or closure, current portion                    928               1,907
                                                                           ---------------  ------------------
      Total current liabilities                                                    12,336              11,676

Long term debt                                                                      3,835               4,200
Long term accrued liabilities                                                         513                 454
Accrued closure and post closure obligation, excluding current portion              9,405               9,296
Liabilities of assets held for sale or closure, excluding current portion           4,608               4,649
                                                                           ---------------  ------------------
      Total liabilities                                                            30,697              30,275
                                                                           ---------------  ------------------

Commitments and contingencies

Shareholders' equity:
   Convertible preferred stock, 1,000,000 shares authorized
   Common stock, $.01 par value, 50,000,000 authorized, 17,175,150
      and 17,033,118  shares issued and outstanding                                   172                 170
   Additional paid-in capital                                                      49,681              54,824
   Accumulated deficit                                                            (16,205)            (18,643)
                                                                           ---------------  ------------------
      Total shareholders' equity                                                   33,648              36,351
                                                                           ---------------  ------------------

Total Liabilities and Shareholders' Equity                                 $       64,345   $          66,626
                                                                           ===============  ==================

See notes to consolidated financial statements.

                                      AMERICAN ECOLOGY CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                 ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                            Three Months Ended
                                                                     MARCH 31, 2004    March 31, 2003
                                                                     ---------------  ----------------

Revenue                                                              $        13,905  $        10,771
Direct operating costs                                                         7,612            5,984
                                                                     ---------------  ----------------

Gross profit                                                                   6,293            4,787
Selling, general and administrative expenses                                   2,872            4,497
                                                                     ---------------  ----------------
Operating income                                                               3,421              290

Interest income                                                                   36               --
Interest expense                                                                  49              121
Loss on write off of Ward Valley facility development costs                       --           20,951
Other income                                                                      45               --
                                                                     ---------------  ----------------

Income (loss) before income tax and discontinued operations                    3,453          (20,782)
Income tax expense (benefit)                                                   1,164               (8)
                                                                     ---------------  ----------------

Income (loss) before discontinued operations                                   2,289          (20,774)
Gain from discontinued operations - El Centro Landfill                            --            4,944
Gain (loss) from discontinued operations - Oak Ridge LLRW Facility               149           (1,337)
                                                                     ---------------  ----------------

Net income (loss)                                                              2,438          (17,167)
Preferred stock dividends                                                         --               64
                                                                     ---------------  ----------------

Net income (loss) available to common shareholders                   $         2,438  $       (17,231)
                                                                     ===============  ================

Basic earnings (loss) from continuing operations                                 .13            (1.34)
Basic earnings from discontinued operations                                      .01              .23
                                                                     ---------------  ----------------
Basic earnings (loss) per share                                      $           .14  $         (1.11)
                                                                     ===============  ================

Diluted earnings (loss) from continuing operations                               .13            (1.34)
Diluted earnings from discontinued operations                                    .01              .23
                                                                     ---------------  ----------------
Diluted earnings (loss) per share                                    $           .14  $         (1.11)
                                                                     ===============  ================

Dividends paid per common share                                      $            --  $            --
                                                                     ===============  ================


See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, $ IN 000'S)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                              2004      2003
                                                            --------  ---------
Cash flows from operating activities:
   Net income (loss)                                        $ 2,438   $(17,167)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation, amortization, and accretion                  1,488      1,707
   Income from discontinued operations                         (149)    (3,607)
   Write off of Ward Valley project                              --     20,951
   Changes in assets and liabilities:
   Receivables                                                4,020      3,211
   Other assets                                                 173        131
   Closure and post closure obligation                         (148)      (204)
   Income taxes payable                                       1,115        (10)
   Accounts payable and accrued liabilities                   1,699        875
                                                            --------  ---------
      Net cash provided by operating activities              10,636      5,887

Cash flows from investing activities:
   Capital expenditures                                        (513)    (2,277)
   Proceeds from sale of assets                                 110         --
   Transfers from cash and investment securities, pledged        39         --
                                                            --------  ---------
      Net cash used in investing activities                    (364)    (2,277)

Cash flows from financing activities:
   Payments of indebtedness                                    (366)    (1,531)
   Retirement of series D preferred stock                        --     (6,406)
   Retirement of common stock warrants                       (5,500)        --
   Stock options exercised                                      359      3,650
                                                            --------  ---------
      Net cash used in financing activities                  (5,507)    (4,287)
                                                            --------  ---------

Increase (decrease) in cash and cash equivalents              4,765       (677)
Net cash provided by (used in) discontinued operations         (668)     7,676
Cash and cash equivalents at beginning of period              6,674        135
                                                            --------  ---------
Cash and cash equivalents at end of period                  $10,771   $  7,134
                                                            ========  =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                 $    49   $    121
   Income taxes paid                                             50          2
Non-cash investing and financing activities:


See notes to consolidated financial statements.

AMERICAN  ECOLOGY  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

                                                           Three Months Ended March 31,
     ($in thousands except per share amounts)                     2004      2003
                                                                 -------  ---------

Income (loss) before discontinued operations                     $ 2,289  $(20,774)
Income from operations of discontinued segments                      149     3,607
                                                                 -------  ---------
Net income (loss)                                                  2,438   (17,167)
Preferred stock dividends                                             --        64
                                                                 -------  ---------
Net income (loss) available to common shareholders               $ 2,438  $(17,231)
                                                                 =======  =========

Weighted average shares outstanding-
  Common shares                                                   17,090    15,476
Effect of dilutive shares
  Stock options                                                      525        --
                                                                 -------  ---------

 Average shares                                                   17,615    15,476
                                                                 =======  =========

Basic earnings (loss) per share from continuing operations           .13  $  (1.34)
Basic earnings (loss) per share from discontinued operations         .01       .23
                                                                 -------  ---------
Basic earnings (loss) per share                                  $   .14  $  (1.11)
                                                                 =======  =========

Diluted earnings (loss) per share from continuing operations         .13  $  (1.34)
Diluted earnings (loss) per share from discontinued operations       .01       .23
                                                                 -------  ---------
Diluted earnings (loss) per share                                $   .14  $  (1.11)
                                                                 =======  =========



NOTE  3.  EQUITY

On February 17, 2004 the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The closing market price of the Company's common stock of February 17, 2004 was $6.99. The warrant had been issued in 1998 to its former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company's shares outstanding, has been surrendered and will not be reissued. The warrant redemption reduced the Company's cash on hand by $5,500,000 and reduced additional paid-in-capital by a like amount, with no effect on the Statement of Operations.

NOTE  4.  OPERATING  SEGMENTS

The Company operates within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, based on its internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities that are not accepting hazardous and/or radioactive waste or are awaiting approval to open.

On December 27, 2002, the Company committed to discontinue commercial operations within its Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material, but excluded processing performed at its disposal facilities. All prior segment information has been restated in order to present the operations at the Oak Ridge facility, including the Field Services division, as discontinued operations.

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

                                          Operating       Non-Operating     Discontinued
                                          Disposal          Disposal       Processing and
                                         Facilities        Facilities      Field Services      Corporate         Total
-------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2004
---------------------------------
Revenue                               $         13,891   $           14   $            --   $            --   $   13,905
Direct operating cost                            7,503              109                --                --        7,612
                                      -----------------  ---------------  ----------------  ----------------  -----------
Gross profit (loss)                              6,388              (95)               --                --        6,293
S,G&A                                            1,224                5                --             1,643        2,872
                                      -----------------  ---------------  ----------------  ----------------  -----------
Income (loss) from operations                    5,164             (100)               --            (1,643)       3,421
Interest and other income/(expense)                 25               17                --               (10)          32
                                      -----------------  ---------------  ----------------  ----------------  -----------
Income (loss) before income tax and
discontinued operations                          5,189              (83)               --            (1,653)       3,453
Income tax expense (benefit)                        --               --                --             1,164        1,164
Discontinued operations                             --               --               149                --          149
                                      -----------------  ---------------  ----------------  ----------------  -----------
Net Income (loss)                     $          5,189   $          (83)  $           149   $        (2,817)  $    2,438
                                      =================  ===============  ================  ================  ===========
Depreciation and accretion            $          1,478   $            2   $            --   $             8   $    1,488
Capital Expenditures                  $            481   $           --   $            --   $            32   $      513
Total Assets                          $         36,307   $        6,529   $         2,292   $        19,217   $   64,345
-------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2003
---------------------------------
Revenue                               $         10,767   $            4   $            --   $            --   $   10,771
Direct operating cost                            5,882              102                --                --        5,984
                                      -----------------  ---------------  ----------------  ----------------  -----------
Gross profit (loss)                              4,885              (98)               --                --        4,787
S,G&A                                            1,826            1,517                --             1,154        4,497
                                      -----------------  ---------------  ----------------  ----------------  -----------
Income (loss) from operations                    3,059           (1,615)               --            (1,154)         290
Interest and other income/(expense)                (44)              --                --               (77)        (121)
Write off of Ward Valley facility                   --           20,951                --                --       20,951
                                      -----------------  ---------------  ----------------  ----------------  -----------
Income (loss) before income tax and
discontinued operations                          3,015          (22,566)               --            (1,231)     (20,782)
Income tax expense (benefit)                        --               --                --                (8)          (8)
Discontinued operations                          4,944               --            (1,337)               --        3,607
                                      -----------------  ---------------  ----------------  ----------------  -----------
Net Income (loss)                     $          7,959   $      (22,566)  $        (1,337)  $        (1,223)  $  (17,167)
                                      =================  ===============  ================  ================  ===========
Depreciation and accretion            $          1,802   $            1   $            --   $            11   $    1,814
Capital Expenditures                  $          2,614   $           23   $           473   $            --   $    3,110
Total Assets                          $         36,230   $        6,519   $         4,231   $        16,910   $   63,890

NOTE 5. STOCK OPTION PLANS

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the quarters ended March 31, 2004 and 2003:

($in thousands, except per share amounts)                                   2004      2003
                                                                           -------  ---------
Net income (loss), as reported                                             $2,438   $(17,167)
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects      (94)      (525)
                                                                           -------  ---------
Pro forma net income (loss)                                                $2,344   $(17,692)
                                                                           =======  =========


EARNINGS (LOSS) PER SHARE:
   Basic - as reported                                                     $  .14   $  (1.11)
                                                                           =======  =========
   Basic - pro forma                                                       $  .14   $  (1.14)
                                                                           =======  =========
   Diluted - as reported                                                   $  .14   $  (1.11)
                                                                           =======  =========
   Diluted - pro forma                                                     $  .13   $  (1.14)
                                                                           =======  =========

The stock option plan summary and changes during quarters ended March 31 are as follows:

                                                                     2004         2003
                                                                  -----------  -----------
Options outstanding, beginning of quarter                          1,266,281      753,150
Granted                                                                   --      758,724
Exercised                                                           (141,100)     (67,500)
Canceled                                                                  --       (9,500)
                                                                  -----------  -----------
Options outstanding, end of quarter                                1,125,181    1,434,874
                                                                  ===========  ===========

Weighted average exercise price of options, beginning of quarter  $     3.90   $     3.42
Weighted average exercise price of options granted                             $     4.42
Weighted average exercise price of options exercised              $     2.49   $     1.68
Weighted average exercise price of options canceled                            $     3.12
Weighted average exercise price of options, end of quarter        $     4.08   $     4.03

Options exercisable at end of quarter                                819,841      865,831
                                                                  ===========  ===========

Options available for future grant at end of quarter                 509,676      453,626
                                                                  ===========  ===========

The following table summarizes information about the stock options outstanding under the Company's option plans as of March 31, 2004:

                        Weighted
                         average        Weighted       Weighted
                        remaining        average        average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------

1.00 - $1.47                     3.5       67,500  $          1.32       67,500  $          1.32
1.60 - $2.25                     5.7       84,000  $          2.04       84,000  $          2.04
2.42 - $3.50                     8.4      354,582  $          2.92      245,791  $          2.89
3.75 - $5.00                     7.1      424,846  $          4.30      297,923  $          4.22
     6.50                        8.9      139,253  $          6.50       69,627  $          6.50
    10.13                        0.9       55,000  $         10.13       55,000  $         10.13
                                       -----------                   -----------
                                        1,125,181                       819,841
                                       ===========                   ===========


As of March 31, 2004, the 1992 Stock Option Plan for Employees had options outstanding to purchase 701,681 common shares with 188,976 shares remaining available for issuance under option grants. The 1992 Stock Option Plan for Directors had options outstanding to purchase 423,500 common shares with 320,700 shares remaining available for issuance under option grants.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarter ended March 31 2003, with no options being granted during the quarter ended March 31, 2004:

                                                             2004         2003
                                                           ----------  ----------
          Expected volatility                                      --        105%
          Risk-free interest rates                                 --       4.25%
          Expected lives                                           --   10 years
          Dividend yield                                           --          0%
          Weighted-average fair value of options granted
          during the quarter (Black-Scholes)                       --  $    2.68


NOTE  6.   INCOME  TAXES

The Company recognized $1,164,000 of income tax expense during the quarter ended March 31, 2004 and reduced the current deferred tax asset a corresponding amount.

At March 31, 2004, the Company has approximately $23,000,000 of deferred tax assets and a corresponding $15,900,000 valuation allowance which reduces the net deferred tax asset to $7,119,000. $7,119,000 represents the expected utilization of deferred tax assets in the foreseeable future.

The Company has historically recorded a valuation allowance for certain deferred tax assets due to inherent uncertainties regarding future operating results, and limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The Company will continue to assess the valuation allowance at least annually.

NOTE  7.  LITIGATION

Significant developments have occurred on the following legal matters since December 31, 2003:

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million stemming from the State's alleged abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. The case was tried in Superior Court for the County of San Diego ("the Superior Court") during February and March 2003. On March 26, 2003, the Superior Court issued a decision against the Company.

Based on the uncertainty of recovery following the Superior Court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

On June 26, 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The opening appellate brief was filed March 15, 2004. The State's opposition brief is due June 14, 2004. The Company's reply brief will be filed July 5, unless extended by the Appellate Court. The Company expects oral arguments in the 2nd half of 2004 or early 2005.

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

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact ("CIC") and seeks declaratory relief and damages.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State of Nebraska subsequently appealed this judgment. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On March 3, 2004, the State of Nebraska filed a petition for rehearing by the full Eighth U.S. Circuit Court of Appeals (en banc). On April 21, 2004, the Eighth Circuit Court of Appeals denied Nebraska's petition for rehearing. The State of Nebraska may petition the U.S. Supreme Court to review the matter.

No assurance can be given that the trial and appellate court judgments will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

NOTE  8.   COMMITMENTS  AND  CONTINGENCIES

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan ("MIP"). The Plan provides for selected participants to receive bonuses based on pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income exceeds $12,000,000 including all costs for the MIP. During the quarter ended March 31, 2004, the Company accrued $292,000 for the Management Incentive Plan which would be paid to the selected participants if the Company's pre-tax operating income exceeds $12,000,000 for 2004.

The Company's contract with the US Army Corps of Engineers (USACE) expires during the second quarter of 2004 unless extended for an additional 5 years at the option of the USACE. The Company has been notified in writing by the USACE that it intends to exercise its five year renewal option.

NOTE  9.  CLOSURE  AND  POST  CLOSURE  OBLIGATIONS

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

Changes to reported closure and post closure obligations were as follows ($ in thousands):

                                 Accrued Closure and      Closure Obligation of Assets    Total Closure and Post
                               Post Closure Obligation      Held for Sale or Closure       Closure Obligations
                              -------------------------  ------------------------------  ------------------------

December 31, 2003 obligation  $                 11,124   $                       4,621   $                15,745
Accretion of obligation                            257                              17                       274
Payment of obligation                             (148)                            (44)                     (192)
Adjustment of obligation                            --                              --                        --
                              -------------------------  ------------------------------  ------------------------
March 31, 2004 obligation     $                 11,233   $                       4,594   $                15,827
                              =========================  ==============================  ========================

At March 31, 2004, $131,000 of pledged cash and investment securities were legally restricted for purposes of settling the closure and post closure obligation.

NOTE  10.  DISCONTINUED  OPERATIONS

As of March 31, 2004, "Assets held for sale or closure" consisted of the assets and liabilities of the discontinued Oak Ridge processing and field services operations. Accordingly, the revenue, costs and expenses and cash flows for the Oak Ridge operation have been excluded from continuing operations results and reported as "Gain (loss) from discontinued operations" and "Net cash provided by (used in) discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of March 31, 2004 are as follows ($ in thousands):

                                          Processing and Field
                                            Services Facility
                                          ---------------------
    Current assets
    --------------
        Current assets                    $                 183
        Property & equipment, net                           552
                                          ---------------------
                                                            735
                                          =====================

    Non-current assets
    ------------------
        Property, plant & equipment, net                  1,509
        Other                                                48
                                          ---------------------
                                                          1,557
                                          =====================

    Current liabilities
    -------------------
        Accounts payable & accruals                         890
        Current portion long term debt                       38
                                          ---------------------
                                                            928
                                          =====================

    Non-current liabilities
    -----------------------
        Closure/post closure obligations                  4,593
        Long-term debt                                       10
        Other                                                 5
                                          ---------------------
                                                          4,608
                                          =====================

Operating results for the discontinued operations were as follows for three months ending March 31:

                                         Processing and Field   El Centro Disposal    Total Discontinued
    ($in thousands)                      Services Operations         Facility             Operations

    2004
    ----
    Revenues, net                       $                  --   $                --  $                --
    Operating income (loss)                               149                    --                  149
    Net income (loss)                                     149                    --                  149
    Basic earnings (loss) per share                       .01                   .--                  .01
    Diluted earnings (loss) per share                     .01                   .--                  .01

    2003
    ----
    Revenues, net                       $                 779   $               469  $             1,248
    Operating income (loss)                            (1,316)                   78               (1,238)
    Net income (loss)                                  (1,337)                4,944                3,607
    Basic earnings (loss) per share                      (.09)                  .32                  .23
    Diluted earnings (loss) per share                    (.09)                  .32                  .23

On December 27, 2002, the Company discontinued commercial waste processing at its LLRW Processing Facility and Field Services operations based in Oak Ridge, Tennessee. During 2003, the Company removed all accumulated customer waste from the facility and obtained extensive radiological surveys to improve the facility's marketability.

On March 12, 2004, the Company entered into a non-binding letter of intent with a potential buyer to acquire the assets held for sale in Oak Ridge, Tennessee. The potential sale, as contemplated by the letter of intent, would require the Company to provide cash, defined assets, including certain land, buildings and equipment, in exchange for the buyer assuming specified liabilities. The non-binding letter of intent expires May 31, 2004, unless extended by both parties in writing. While active discussions continue with the potential buyer, there is no assurance that the Company will be able to sell the Oak Ridge facility on terms favorable to the Company.

Costs incurred at the Oak Ridge facility to prepare the facility for sale during the three months ended March 31 are summarized as follows: ($ in thousands)

                                                                 2004    2003
                                                                ------  ------

Net operating costs in excess of previous accruals              $  34   $  201
Additional impairment of property and equipment                    --      225
Accounts receivable collected in excess of valuation allowance   (207)      --
Increase in estimated cost to dispose of removed waste             24      911
                                                                ------  ------

Net Income for the period ended March 31, 2004                  $ 149   $1,337
                                                                ======  ======

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($in thousands)            December 31, 2003  Cash Payments    Adjustments    March 31, 2004
                           -----------------  --------------  --------------  --------------

Waste disposal liability                 623           (139)              24             508
On-site discontinued
operation cost liability                 442           (221)              34             255

                           December 31, 2002  Cash Payments    Adjustments    March 31, 2003

Waste disposal liability               1,827            (29)           1,596           3,394
On-site discontinued
operation cost liability               1,800           (800)             201           1,201

The adjustments represent differences between the estimated costs accrued at December 31, actual costs incurred during the first quarter, and changes in estimated future costs for removed waste disposition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, the ability to sell Oak Ridge processing facility assets, compliance with and changes to applicable laws, regulations and permits, exposure to litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor disputes, general economic conditions, and loss or diminution of major contracts. The Form 10-K for the year ending December 31, 2003 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimates," "project," "plans," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on management's current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2003.

Unless otherwise described, changes discussed relate to the increase or decrease from the three month period ended March 31, 2003 to the three month period ended March 31, 2004.

INTRODUCTION
------------

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to, nuclear power plants, refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's four fixed waste disposal facilities. The Company and its predecessors have been in business for 52 years.

A significant portion of the Company's revenue is attributable to discrete waste clean-up projects ("Event Business") which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter swings. Management's strategy is to continue expanding its recurring customer business ("Base Business") while simultaneously securing both large and small Event Business projects. When the Company's Base Business covers fixed costs, much of the Event Business revenue falls through to the bottom line. This strategy takes advantage of the largely fixed cost nature of the business.

OVERALL  COMPANY  PERFORMANCE
-----------------------------

The Company's financial performance for the three months ended March 31, 2004 was substantially improved over the first three months of 2003. Quarter to quarter comparisons are difficult and are materially affected by several events including high litigation expenses in early 2003 and a related asset write off, costs to prepare the Company's Oak Ridge, Tennessee discontinued low-level radioactive waste processing operation for sale, a gain on sale of the El Centro landfill assets in early 2003 and the recognition of income tax expense in 2004. These events are discussed in more detail below.

Ward  Valley Litigation Expenses: Due to the adverse California state court
---------------------------------
decision on March 26, 2003, the Company wrote off $20,951,000 of facility development costs for the Ward Valley project. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $1,498,000 were incurred and included in SG&A during the three months ending March 31, 2003. The Company has appealed the Ward Valley ruling. Minimal future legal costs are expected based on a fixed price plus success contingency legal representation agreement entered and paid in July, 2003 for the appeal.

Sale  of  El  Centro:  On  February  13,  2003,  the  Company sold the El Centro
---------------------
municipal waste landfill to Allied Waste and recognized a $4,909,000 gain on sale. This gain was included in discontinued operations during the quarter ended March 31, 2003.

Oak  Ridge  Disposal  Plan:  On  December  27,  2002,  the  Company discontinued
---------------------------
operations  at  the  Oak  Ridge  facility.
During the three months ended March 31, 2003, the Company identified and incurred an additional $1,337,000 in costs to remove waste from the facility and prepare the facility for sale. This primarily reflected improved information on the cost to remove specific wastes which became known when the wastes were prepared for shipment to off-site service providers.

Income Tax Expense: During 2002 the Company evaluated the deferred tax asset and
-------------------
offsetting valuation allowance and determined that it was probable that sufficient taxable income would be generated to utilize $8,284,000 of the deferred tax asset in the foreseeable future. During 2003, the $20,951,000 write-off of Ward Valley facility development costs resulted in a book as well as tax loss for 2003 and no portion of the deferred tax asset was utilized. Based on the Company's $3,453,000 first quarter 2004 pre-tax income and expectation of continued profitability, $1,164,000 of income tax expense was recognized for the three months ended March 31, 2004.

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

At December 27, 2002, the Company discontinued operation of its former Processing and Field Services segment in Oak Ridge, Tennessee facility. The discontinued operations were accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires a liability to be recognized when the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which requires a liability to be recognized at the time that the liability is incurred. FAS 146 is required for exit activities entered into after December
31, 2002 but was optional for exit activities prior to December 31, 2002. Approximately $442,000 of expenses were recognized as of December 31, 2003 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002. During the three months ended March 31, 2004, the Company incurred $188,000 of the expenses recognized under EITF 94-3 as of December 31, 2003.

During the three months ended March 31, 2003, the Company reduced the allowance for doubtful accounts of its former Processing and Field Services segment by $207,000 due to the collection of accounts receivable in excess of previous allowances for doubtful accounts. At March 31, 2004 the Company was continuing its efforts to collect the remaining $101,000 of accounts receivable, all of which is included in its allowance for doubtful accounts.

LITIGATION

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off $20,951,000 due to an adverse trial court decision which cast substantial doubt on the Company's ability to recover its investment in the Ward Valley, California disposal project. The Company has appealed the trial court's ruling.

The US District Court for the District of Nebraska entered judgment against the State of Nebraska in favor of the Central Interstate Compact and other plaintiffs including the Company. The Company's share of the judgment was $12.3 million. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State of Nebraska subsequently appealed this judgment. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On March 3, 2004, the State of Nebraska filed a petition for rehearing by the full Eighth U.S. Circuit Court of Appeals (en banc). On April 21, 2004 the Eighth Circuit Court of Appeals denied Nebraska's request for full Court of Appeals rehearing. The State of Nebraska may seek review by the U.S. Supreme Court.

No assurance can be given that the Company will prevail in the above litigation or otherwise recover its investment in the California or Nebraska projects. The decision to accrue costs or write off assets is based on specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's past belief that due to a history of tax losses and prospects for the Company's business at that time, it would likely not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance is based on management's contemporaneous evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. During 2002, the Company assessed the valuation allowance and reversed approximately $8,284,000 of the valuation allowance that the Company expected to utilize in the foreseeable future. During 2003, the Company did not have tax or book income due to the write-off of the Ward Valley facility development asset and therefore did not utilize the deferred tax asset. The Company continues to carry a $15,900,000 valuation allowance against an approximately $23,000,000 deferred tax asset. During the three months ended March 31, 2004, the Company recognized approximately 34% of pre-tax income as income tax expense of $1,164,000. The Company will continue to assess the valuation allowance at least annually.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

                                                          Three Months Ended
                                                   ----------------------------------
                  ($ in 000's)                     March 31, 2004    March 31, 2003
                                                   --------------  ------------------
                                                      $       %        $         %
                                                   -------  -----  ---------  -------

Revenue                                             13,905           10,771
Direct operating costs                               7,612  54.7%     5,984     55.6%
                                                   -------         ---------

Gross profit                                         6,293  45.3%     4,787     44.4%
SG & A                                               2,872  20.7%     4,497     41.8%
                                                   -------         ---------

Operating income                                     3,421  24.6%       290      2.7%

Interest income                                         36   0.3%        --      0.0%
Interest expense                                        49   0.4%       121      1.1%
Loss on write off of Ward Valley                        --   0.0%    20,951    194.5%
Other income (expense)                                  45   0.3%        --      0.0%
                                                   -------         ---------

Net income (loss) before income taxes                3,453  24.8%   (20,782)  -192.9%
Income tax expense (benefit)                         1,164   8.4%        (8)    -0.1%
                                                   -------         ---------

Net income (loss) before discontinued operations     2,289  16.5%   (20,774)  -192.9%
                                                   =======         =========

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003
-----------------------------------------------------------------

REVENUE
-------
For the three months ended March 31, 2004, the Company reported consolidated revenue of $13,905,000, a 29% increase over the $10,771,000 reported for the same period in 2003. All four operating disposal sites generated higher revenue during the first quarter of 2004. The higher quarterly revenue resulted from a combination of increased waste volume and higher average selling price ("ASP") for the Company's treatment and disposal services. At the 3 hazardous waste disposal facilities volumes and ASP for services each increased 5% over the same quarter last year. The increase in waste volume resulted from an increase in both recurring (or "Base") business and project (or "Event") work performed during the quarter. The increase in ASP reflected a favorable mix of niche treatment and disposal business. The balance of the increase in consolidated revenue resulted from increased transportation revenue as the Company employed its strategy of selective bundling disposal and transportation to secure targeted disposal contracts. During the three months ending March 31, 2004 and 2003, revenue from a contract with the U.S. Army Corps of Engineers accounted for $3,991,000 and $4,156,000 or 29% and 39% of revenue, respectively. The Army and other federal agencies continue to ship waste under this contract to the Company's Grand View, Idaho facility. Also during the first quarter of 2004, one contract for a New York clean-up project represented $1,438,000 or 10% of revenue.

Operating  Disposal  Facilities
-------------------------------
The Richland, Washington LLRW disposal facility's revenue increased substantially for the three months ended March 31, 2004 above the same period in 2003. This increase in revenue was due to approximately 50% increased receipts of both rate-regulated and non rate regulated wastes. For 2004, the Washington Utilities and Transportation Commission have approved a revenue requirement of $5,476,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business. $1,443,000 of this revenue was recorded in the three months ended March 31, 2004.

At the Company's Grand View, Idaho disposal facility, higher waste volumes more than offset slightly lower ASPs, allowing the site to increase revenue 29% from the same quarter last year. During the first quarter of 2004, the facility disposed of 21% more tons than the same period last year. Management expects the U.S. Army Corps of Engineers and other federal agencies to continue shipping to the facility, and that the Army will renew its contact with the Company for these services for an additional five years. A privately funded clean-up in New York also contributed to first quarter revenue growth, but is not expected to result in significant revenue during the second quarter of 2004.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 32% for the three months ended March 31, 2004 from the same period in 2003. The increased revenue was due to both waste volumes increasing by 14% as well as by average prices increasing by 16%. The increased volume was from both remediation projects and increased activity from existing customers. The higher ASP resulted from a higher percentage of waste requiring specialized treatment services.

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 5% for the three months ended March 31, 2004 from the same period in 2003. The increased revenue reflected a better mix of wastes received at the site, driving ASP up 80%. This much higher ASP more than offset a 40% reduction in waste volumes received at the site compared to the first quarter of 2003. During the first quarter of 2003, the site received a high volume, low-priced project at the site that did not recur in the first quarter of 2004.

DIRECT  OPERATING  COSTS
------------------------

For the three months ended March 31, 2004, consolidated direct operating costs increased 27% to $7,612,000 (55% of revenue) compared to $5,984,000 (56% of revenue) for the same period in 2003 primarily reflecting increased waste volumes. Relative to revenue, direct operating costs dropped slightly reflecting the largely fixed cost nature of the Company's business. The Company continues its efforts to minimize direct costs through operational improvements and efficiencies.

Operating  Disposal  Facilities
-------------------------------

Direct costs at the Richland, Washington; Robstown, Texas; and Beatty, Nevada facilities essentially remained flat from the same quarter last year. The increase in consolidated direct operating costs for the Company was largely driven by an increase in direct costs at the Grand View, Idaho facility of $1,504,000. This increase was due to increased waste volumes and related transportation costs. Approximately $1,474,000 of the increase in direct operating costs at Grand View was for transportation costs primarily related to the New York clean-up project. During the quarter ended March 31, 2004 the Company was able to reduce the costs of reagents and other additives used to treat waste, resulting in lower variable costs for certain waste streams.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the three months ended March 31, 2004 and 2003, the Company reported $10,000 and $-0- of expenses on proposed development projects, and $109,000 and $102,000 of costs in 2004 and 2003 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

Significantly higher quarterly revenue allowed the Company to generate a 31% increase in gross profit, pushing quarterly gross profit to $6,293,000 compared with a gross profit of $4,787,000 for the same quarter last year. Increased disposal revenue at all operating disposal facilities produced more fall through due to the largely fixed cost nature of the business. Gross margin increased slightly to 45% of revenue compared to 44% of revenue despite an increase, quarter over quarter, in lower margin transportation revenue.

SELLING,  GENERAL  AND  ADMINISTRATIVE  COSTS  (SG&A)
-----------------------------------------------------

For the three months ended March 31, 2004, the Company reported SG&A of $2,872,000 (21% of revenue), a 36% decrease from the $4,497,000 (42% of revenue) for the same three months of 2003. The decrease in SG&A primarily resulted from a $1,520,000 decrease in legal expenses quarter to quarter. Legal expenses for the first quarter of 2004 dropped to $84,000 compared to $1,604,000 in the first quarter of 2003. The Company has resolved multiple lawsuits, reducing legal fees and freeing up management time and resources to focus on growing the business. The Company incurred costs during 2003 to upgrade and centralize information and accounting systems. The cost of these business system upgrades was largely born in 2003, while the savings and efficiencies are being realized in 2004. The primary benefit is management access to more timely and detailed information on operations.

Operating  Disposal  Facilities
-------------------------------

During the quarter ended March 31, 2004, Operating Disposal Facilities SG&A decreased $602,000 due to business reorganizations, cost containment efforts and centralization of accounting at Corporate.

Corporate
---------

During the quarter ended March 31, 2004, Corporate SG&A increased $489,000. This includes $292,000 accrued for the Management Incentive Plan which would be paid to selected participants if the Company's pre-tax operating income exceeds $12,000,000 including all costs associated with the Management Incentive Plan for 2004. The remaining increase in Corporate SG&A represents costs that were previously borne by the Operating Disposal Facilities, but are now assigned to Corporate.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to protect the Company's investment in disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended March 31, 2004 and 2003, the Company reported $5,000 and $1,517,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities. The majority of 2003 expenses were legal costs associated with the Ward Valley, California litigation.

INTEREST  INCOME
----------------

For the three months ended March 31, 2004, the Company earned $36,000 of interest income, an increase from $-0- in the same period of 2003 due to substantially higher cash balances. Interest income is earnings on tax refunds, cash balances, restricted investments, and notes receivable. The Company typically maintains minimal amounts, for which income is a function of prevailing market rates. Based on anticipated low interest rates, the Company does not anticipate significant interest income in 2004.

INTEREST  EXPENSE
-----------------

For the three months ended March 31, 2004, the Company reported interest expense of $49,000, a decrease of $72,000 from the corresponding period in 2003. The primary cause of this decrease was the reduction in average debt outstanding by $2,000,000 from March 31, 2003 to 2004. For the three months ending March 31, 2004, the interest rate paid on its single outstanding term loan was 3.38%. Additional reductions in interest expense could occur as debt balances continue to be paid down, however the Company will experience increased interest expense should interest rates increase. At March 31, 2004, the line of credit had a zero balance.

OTHER  INCOME  (LOSS)
---------------------

Other  Income  is  composed  of  the  following  ($  in  thousands):

                                                      Three Months Ended March 31,
                                                         2004             2003
                                                    ---------------  ---------------
Data processing services                            $            20  $            --
Cash receipts for sale or rent of property rights                16               --
Other miscellaneous income, net                                   9               --
                                                    ---------------  ---------------

Total other income (loss)                           $            45  $            --
                                                    ===============  ===============


INCOME  TAXES
-------------

The components of the income tax provision (benefit) were as follows (in thousands):

                               Three Months Ended March 31,
                                 2004             2003
                             -------------  -----------------
Federal tax expense          $       1,164  $             --
State tax expense (benefit)             --                (8)
                             -------------  -----------------

Income tax expense           $       1,164  $             (8)
                             =============  =================

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. In 2002, the Company reevaluated the deferred tax asset valuation allowance, determined it was then "more likely than not" that a portion of the deferred tax asset would be realizable, and decreased the portion of the valuation allowance related to its operating facilities.

During 2003, the $20,951,000 write-off of Ward Valley facility development costs resulted in a book as well as tax loss for 2003 and no portion of the deferred tax asset was utilized. Based on the Company's $3,453,000 first quarter 2004 pre-tax income and the expectation of continued profitability for the year, $1,164,000 of income tax expense was recognized during the three months ended March 31, 2004.

The net operating loss carry forward at March 31, 2004 was approximately $41,000,000. Of this net operating loss carry forward, approximately $2,745,000 is limited pursuant to the net operating loss limitation rules of Internal Revenue Code Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020. Due to the Company's net operating loss carry forwards, income tax expense of approximately 2% of pretax income tax expense is expected to be paid in cash, while the other approximately 32% of pretax income tax expense will be offset against the net operating loss carry forwards.

The Company will continue to assess the deferred tax asset and related valuation allowance as circumstance dictate, but at least annually.

SEASONAL  EFFECTS
-----------------

Operating revenues are generally lower in the winter months than the warmer summer months when more short duration, one-time remediation projects tend to occur. However, both disposal and processing revenue are generally more affected by market conditions than seasonality.

CAPITAL  RESOURCES  AND  LIQUIDITY
----------------------------------

At March 31, 2004, cash and cash equivalents totaled $10,771,000, an increase of $4,097,000 from December 31, 2003. The increase in cash reflects collection of accounts receivable and continued profitability.

During the first three months of 2004, the Company's days sales outstanding ("DSO") decreased at March 31, 2004, to 56 days compared to December 31, 2003 at 68 days. Continued improvement in cash and receivable balances is a priority. Management expects that new information systems and appointment of a corporate credit and collections manager will allow the Company to maintain DSO at approximately 60 days.

As of March 31, 2004 the Company's liquidity, as measured by the current ratio, was 1.9 to 1.0. The debt to equity ratio decreased to 0.9:1.0 at March 31, 2004. The primary changes to working capital as well as the debt to equity ratio were caused by the $5,500,000 in cash paid to redeem a common stock warrant, partially offset by first quarter 2004 earnings. The debt to equity ratio is defined as total liabilities divided by stockholders equity.

SOURCES  OF  CASH

On March 31, 2004, the Company had a $8,000,000 revolving line of credit in place with Wells Fargo Bank in Boise, Idaho maturing June 15, 2005. The line of credit is secured by the Company's accounts receivable. At March 31, 2004, the outstanding balance on the revolving line of credit was $-0-. The Company borrows and repays according to business demands and availability of cash. It currently reserves $3,508,000 for a letter of credit used as collateral for an insurance policy and a lien bond.

Company operations have produced an average of almost $2,500,000 a quarter in cash flow over the past three years. Management expects 2004 quarterly cash flow from operations to, on average, be higher. The $10,771,000 in cash on hand at December 31, 2003 was comprised of short term investments which were not required for operations of $10,959,000, and a net checks outstanding amount of ($188,000).

USES  OF  CASH

On February 17, 2004 the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The closing market price of the Company's common stock of February 17, 2004 was $6.99. The warrant had been issued in 1998 to its former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company's shares outstanding, has been surrendered and will not be reissued. The warrant redemption reduced the Company's cash on hand by $5,500,000 and reduced additional paid-in-capital by a like amount, with no effect on the Statement of Operations.

Management currently expects its capital spending needs to be between $5,500,000 and $6,500,000 in 2004. It is expected that $3.7 million of 2004 capital spending will be allocated to the Texas hazardous waste facility for treatment capacity expansion, disposal cell construction, future disposal cell engineering, equipment, and development of a rail transfer facility. The Company also intends to make capital improvements at its Grand View, Idaho facility to increase throughput.

The Company's Oak Ridge facility continues to require cash, though at a much lower level than in 2003. Use of cash at Oak Ridge is expected to decrease since waste shipped off site has largely been processed and disposed. If the Company is unable to sell the facility and is required to commence closure activities, cash use could increase later in 2004 or 2005. Also, a substantial amount of cash or payment of liabilities may be required to complete a sale. At March 31, 2004, the Company's Oak Ridge facility had liabilities (excluding the estimated cost to close the facility) expected to be paid in 2004 of $735,000. The Company is attempting to sell the Oak Ridge facility, but would expect to spend the estimated $4,594,000 accrued in long term liabilities to close the facility over time if a sale is not completed.

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

The Company has minimal interest rate risk on investments or other assets as the amount held is typically the minimum requirement imposed by insurance or government agencies. At March 31, 2004, $131,000 was held in short term pledged investment accounts and approximately $11,000,000 was held in investments whose terms ranged from overnight to one week. Together these items earn interest at approximately 1%, and comprise 17% of assets.

The Company does have interest rate risk on debt instruments. On October 28, 2002, the Company substantially refinanced the 8.25% fixed rate $8,500,000
Industrial Revenue Bond with a $7,000,000 five year term loan from the Company's primary lender. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin based on the Company's performance. At March 31, 2004 the interest rate incurred on the term loan was 3.38% on the outstanding term loan balance of $5,133,000. A hypothetical increase of 1% in interest rates would increase annual interest expense paid by the Company by approximately $44,000.

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending March 31, 2004, there were no significant changes to internal controls or in other factors that could significantly affect these internal controls.

PART  II  OTHER  INFORMATION.
-----------------------------
ITEM  1.  LEGAL  PROCEEDINGS.

Significant developments have occurred on the following legal matters since December 31, 2003:

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO

In May 2000, subsidiary US Ecology, Inc., sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million stemming from the State's alleged abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. The case was tried in Superior Court for the County of San Diego ("the Superior Court") during February and March 2003. On March 26, 2003, the Superior Court issued a decision against the Company.

Based on the uncertainty of recovery following the Superior Court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

On June 26, 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The opening appellate brief was filed March 15, 2004. The State's opposition brief is due June 14, 2004. The Company's reply brief will be filed July 5, unless extended by the Appellate Court. The Company expects oral arguments in the 2nd half of 2004 or early 2005.

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

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact ("CIC") and seeks declaratory relief and damages.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State of Nebraska subsequently appealed this judgment. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On March 3, 2004, the State of Nebraska filed a petition for rehearing by the full Eighth U.S. Circuit Court of Appeals (en banc). On April 21, 2004, the Eighth Circuit Court of Appeals denied Nebraska's petition for rehearing. The State of Nebraska may petition the U.S. Supreme Court to review the matter.
No assurance can be given that the trial and appellate court judgments will be affirmed on appeal or that US Ecology will recover its contributions or interest thereon.

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

On February 17, 2004 the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The warrant had been issued in 1998 to its former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company's shares outstanding, has been surrendered and will not be reissued.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None

ITEM  5.  OTHER  INFORMATION.

     If at June 30, 2004, the Company's unaffiliated market capitalization is greater than $75,000,000, the Company will become an accelerated filer effective January 1, 2005. As of April 30, 2004, the Company's unaffiliated market capitalization was approximately $101,000,000.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  The following exhibits are filed as part of this report:

     ---------------------------------------------------------------------------
     Exhibit No.                  Description
     ------------   ------------------------------------------------------------
     31.1           Certifications  of  March  31,  2004  Form  10-Q  by  Chief
                    Executive  Officer  dated  April  30,  2004
     ------------   ------------------------------------------------------------
     31.2           Certifications  of  March  31,  2004  Form  10-Q  by  Chief
                    Financial  Officer  dated  April  30,  2004
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     32.1           Certifications  of  March  31,  2004  Form  10-Q  by  Chief
                    Executive  Officer  dated  April  30,  2004
     ------------   ------------------------------------------------------------
     32.2           Certifications  of  March  31,  2004  Form  10-Q  by  Chief
                    Financial  Officer  dated  April  30,  2004
     ---------------------------------------------------------------------------

     (b)  Reports on Form 8-K.

                    Press Release, dated February 17, 2004, entitled "AMERICAN ECOLOGY POSTS SOLID FOURTH QUARTER EARNINGS OF $3.1 MILLION" Press Release, dated February 18, 2004, entitled "AMERICAN ECOLOGY REDEEMS COMMON STOCK WARRANT FOR $5.5 MILLION " Press Release, dated February 19, 2004, entitled "U.S. Court of Appeals Affirms Judgment against Nebraska in Low-Level Radioactive Waste Lawsuit"
                    Press Release, dated April 20, 2004, entitled "AMERICAN ECOLOGY POSTS $3.4 MILLION FIRST QUARTER OPERATING INCOME"



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION
                          (Registrant)

Date:  April 30, 2004     By:/s/ Stephen A. Romano
                          ------------------------

                          Stephen A. Romano
                          President, Chief Executive Officer and Chief Operating Officer

Date:  April 30, 2004     By:/s/ James R. Baumgardner
                          ---------------------------

                          James R. Baumgardner
                          Senior Vice President, Chief Financial Officer, Secretary and Treasurer

                                  EXHIBIT INDEX


Exhibit                            Description
-------                            -----------

31.1 Certifications of March 31, 2004 Form 10-Q by Chief Executive Officer dated April 30, 2004
31.2 Certifications of March 31, 2004 Form 10-Q by Chief Financial Officer dated April 30, 2004
32.1 Certifications of March 31, 2004 Form 10-Q by Chief Executive Officer dated April 30, 2004
32.2 Certifications of March 31, 2004 Form 10-Q by Chief Financial Officer dated April 30, 2004