Form 10-Q
period 2004-06-30
AMERICAN ECOLOGY CORP
filed 2004-08-04
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

     For the transition period from __________________to___________________


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

At August 3, 2004 Registrant had outstanding 17,229,718 shares of its Common Stock.

                                AMERICAN ECOLOGY CORPORATION
                           QUARTERLY REPORT ON FORM 10-Q FOR THE
                              THREE MONTHS ENDED JUNE 30, 2004


                                     TABLE OF CONTENTS


                               PART I.  FINANCIAL INFORMATION


                                                                                       PAGE
Item 1.   Financial Statements

          Consolidated Balance Sheets
            (Unaudited)                                                                   4

          Consolidated Statements of Operations
            (Unaudited)                                                                   5

          Consolidated Statements of Cash Flows
            (Unaudited)                                                                   6

          Notes to Consolidated Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                     14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     26

Item 4.   Controls and Procedures                                                        27


                               PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                              27

Item 2.   Changes in Securities and Use of Proceeds                                      28

Item 3.   Defaults Upon Senior Securities                                                28

Item 4.   Submission of Matters to a Vote of Security Holders                            28

Item 5.   Other Information                                                              28

Item 6.   Exhibits and Reports on Form 8-K                                               29

          Signatures                                                                     29


OFFICERS
--------
Stephen A. Romano                               CORPORATE OFFICE
Chief Executive Officer, President and Chief    ----------------
Operating Officer                               Lakepointe Centre I
                                                American Ecology Corporation
                                                300 East Mallard Drive, Suite 300
James R. Baumgardner                            Boise, Idaho 83706
Senior Vice President, Chief Financial Officer  (208) 331-8400
Treasurer and Secretary                         (208) 331-7900 (fax)
                                                www.americanecology.com
                                                -----------------------
Michael J. Gilberg
Vice President and Controller
                                                COMMON STOCK
                                                ------------
Steven D. Welling                               American Ecology Corporation's common stock
Vice President, Sales & Marketing               trades on the Nasdaq National Market under the
                                                symbol ECOL.
John M. Cooper
Vice President and Chief Information Officer
                                                FINANCIAL REPORTS
                                                -----------------
                                                A copy of American Ecology Corporation
DIRECTORS                                       Annual and Quarterly Reports, as filed on Form 10-K
---------                                       and 10-Q with the Securities and Exchange
Rotchford L. Barker, Chairman                   Commission, may be obtained by writing:
Independent Businessman                         Lakepointe Centre I
                                                300 E. Mallard, Suite 300
David B. Anderson                               Boise, Idaho 83706
President, Highland Capital Enterprises Corp.   or at www.americanecology.com
                                                      -----------------------
Roy C. Eliff
Independent Businessman
                                                TRANSFER AGENT
                                                --------------
Edward F. Heil                                  American Stock Transfer & Trust Company
Independent Businessman                         59 Maiden Lane
                                                New York, New York 10038
Stephen A. Romano                               (718) 921-8289
Chief Executive Officer, President and Chief    or at www.amstock.com
Operating Officer                                     ---------------

General Jimmy D. Ross                           AUDITOR
U.S. Army, Retired                              -------
                                                Moss Adams LLP
                                                1001 Fourth Avenue, Suite 2900
Stephen M. Schutt                               Seattle, WA  98154
Vice President, Nuclear Fuel Services, Inc.

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS.

                                          AMERICAN ECOLOGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                            June 30, 2004    December 31, 2003
                                                                           ---------------  -------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $        3,201   $            6,674
  Short term investments                                                            6,398                   --
  Receivables, net                                                                  9,537               12,596
  Prepaid income taxes                                                                 53                    2
  Prepayments and other                                                             1,780                1,049
  Deferred income taxes                                                             2,229                3,222
  Assets held for sale or closure                                                      --                  938
                                                                           ---------------  -------------------
    Total current assets                                                           23,198               24,481

Property and equipment, net                                                        28,102               28,317
Facility development costs                                                          6,478                6,478
Other assets                                                                          673                  731
Prepaid income taxes                                                                  150                   --
Deferred income taxes                                                              16,226                5,062
Assets held for sale or closure                                                        --                1,557
                                                                           ---------------  -------------------
      Total assets                                                         $       74,827   $           66,626
                                                                           ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                        $        1,455   $            1,475
    Accounts payable                                                                2,022                1,678
    Accrued liabilities                                                             5,890                4,788
    Accrued closure and post closure obligation, current portion                    1,828                1,828
    Current liabilities of assets held for sale or closure                            398                1,907
                                                                           ---------------  -------------------
      Total current liabilities                                                    11,593               11,676

Long term debt                                                                      3,462                4,200
Long term accrued liabilities                                                         502                  454
Accrued closure and post closure obligation, excluding current portion              9,428                9,296
Liabilities of assets held for sale or closure, excluding current portion              --                4,649
                                                                           ---------------  -------------------
    Total liabilities                                                              24,985               30,275
                                                                           ---------------  -------------------

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized
  Common stock, $.01 par value, 50,000,000 authorized, 17,212,218
    and 17,033,118  shares issued and outstanding                                     172                  170
  Additional paid-in capital                                                       49,833               54,824
  Accumulated deficit                                                                (163)             (18,643)
                                                                           ---------------  -------------------
      Total shareholders' equity                                                   49,842               36,351
                                                                           ---------------  -------------------

Total Liabilities and Shareholders' Equity                                 $       74,827   $           66,626
                                                                           ===============  ===================

See notes to consolidated financial statements.

                                          AMERICAN ECOLOGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                                   2004         2003         2004        2003
                                                                -----------  -----------  ----------  ----------

Revenue                                                         $   13,795   $   12,020   $  27,700   $  22,791
Direct operating costs                                               7,449        6,056      15,061      12,040
                                                                -----------  -----------  ----------  ----------

Gross profit                                                         6,346        5,964      12,639      10,751
Selling, general and administrative expenses                         2,578        3,289       5,450       7,786
                                                                -----------  -----------  ----------  ----------
Operating income                                                     3,768        2,675       7,189       2,965

Interest income                                                         45           22          81          22
Interest expense                                                        49           38          98         159
Loss on write off of Ward Valley facility development costs             --           --          --      20,951
Other income                                                            20           93          65          93
                                                                -----------  -----------  ----------  ----------

Income (loss) before income tax and discontinued operations          3,784        2,752       7,237     (18,030)
Income tax (benefit) expense                                       (11,338)          63     (10,174)         55
                                                                -----------  -----------  ----------  ----------

Income (loss) before discontinued operations                        15,122        2,689      17,411     (18,085)
Gain from discontinued operations - El Centro Landfill                  --           16          --       4,960
Gain (Loss) from discontinued operations - Oak Ridge Facility          920         (692)      1,069      (2,029)
                                                                -----------  -----------  ----------  ----------

Net income (loss)                                                   16,042        2,013      18,480     (15,154)
Preferred stock dividends                                               --           --          --          64
                                                                -----------  -----------  ----------  ----------

Net income (loss) available to common shareholders              $   16,042   $    2,013   $  18,480   $ (15,218)
                                                                ===========  ===========  ==========  ==========

Basic earnings (loss) from continuing operations                       .88          .16        1.02       (1.12)
Basic earnings (loss) from discontinued operations                     .05         (.04)        .06         .18
                                                                -----------  -----------  ----------  ----------
Basic earnings (loss) per share                                 $      .93   $      .12   $    1.08   $    (.94)
                                                                ===========  ===========  ==========  ==========

Diluted earnings (loss) from continuing operations                     .85          .15         .98       (1.12)
Diluted earnings (loss) from discontinued operations                   .05         (.04)        .06         .18
                                                                -----------  -----------  ----------  ----------
Diluted earnings (loss) per share                               $      .90   $      .11   $    1.04   $    (.94)
                                                                ===========  ===========  ==========  ==========

Dividends paid per common share                                 $       --   $       --   $      --   $      --
                                                                ===========  ===========  ==========  ==========

See notes to consolidated financial statements.

                          AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED, $ IN 000'S)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                            2004        2003
                                                         ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                      $  18,480   $ (15,154)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, amortization, and accretion                  3,029       3,704
  Income from discontinued operations                       (1,069)     (2,931)
  Deferred tax asset                                       (10,171)         --
  Write off of Ward Valley project                              --      20,951
Changes in assets and liabilities:
  Receivables                                                3,059       1,351
  Other assets                                                (685)       (161)
  Closure and post closure obligation                         (382)       (449)
  Income taxes payable                                        (201)         (4)
  Accounts payable and accrued liabilities                   1,494        (198)
                                                         ----------  ----------
      Net cash provided by operating activities             13,554       7,110

Cash flows from investing activities:
  Capital expenditures                                      (2,394)     (3,151)
  Proceeds from sale of assets                                 106          --
  Transfers from cash to short tem investment               (6,398)         --
                                                         ----------  ----------
      Net cash used in investing activities                 (8,686)     (3,151)

Cash flows from financing activities:
  Payments of indebtedness                                    (758)     (2,295)
  Retirement of series D preferred stock                        --      (6,406)
  Retirement of common stock warrants                       (5,500)         --
  Stock options exercised                                      511       3,664
                                                         ----------  ----------
      Net cash used in financing activities                 (5,747)     (5,037)
                                                         ----------  ----------

Increase (decrease) in cash and cash equivalents              (879)     (1,078)
Net cash provided by (used in) discontinued operations      (2,594)      5,693
Cash and cash equivalents at beginning of period             6,674         135
                                                         ----------  ----------
Cash and cash equivalents at end of period               $   3,201   $   4,750
                                                         ==========  ==========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                               $      98   $     159
  Income taxes paid                                            201          59
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

                                                                    Three Months Ended      Six Months Ended
                                                                 -----------------------  ---------------------
                                                                        June 30,                June 30,
                                                                 -----------------------  ---------------------
($in thousands except per share amounts)                            2004        2003        2004        2003
                                                                 ----------  -----------  ---------  ----------

Income (loss) before discontinued operations                     $   15,122  $    2,689   $  17,411  $ (18,085)
Income (loss) from operations of discontinued segments                  920        (676)      1,069      2,931
                                                                 ----------  -----------  ---------  ----------
Net income (loss)                                                    16,042       2,013      18,480    (15,154)
Preferred stock dividends                                                --          --          --         64
                                                                 ----------  -----------  ---------  ----------
Net income (loss) available to common shareholders               $   16,042  $    2,013   $  18,480  $ (15,218)
                                                                 ==========  ===========  =========  ==========

Weighted average shares outstanding-
  Common shares                                                      17,202      16,969      17,146     16,223
  Effect of dilutive shares
  Chase Bank Warrants                                                    --         629          --         --
  Stock Options                                                         641         112         584         --
                                                                 ----------  -----------  ---------  ----------

 Average shares                                                      17,843      17,710      17,730     16,223
                                                                 ==========  ===========  =========  ==========

Basic earnings (loss) per share from continuing operations       $      .88  $      .16   $    1.02  $   (1.12)
Basic earnings (loss) per share from discontinued operations            .05        (.04)        .06        .18
                                                                 ----------  -----------  ---------  ----------
Basic earnings (loss) per share                                  $      .93  $      .12   $    1.08  $    (.94)
                                                                 ==========  ===========  =========  ==========

Diluted earnings (loss) per share from continuing operations     $      .85  $      .15   $     .98  $   (1.12)
Diluted earnings (loss) per share from discontinued operations          .05        (.04)        .06        .18
                                                                 ----------  -----------  ---------  ----------
Diluted earnings (loss) per share                                $      .90  $      .11   $    1.04  $    (.94)
                                                                 ==========  ===========  =========  ==========

NOTE 3. EQUITY

On June 29, 2004 an affiliate of the Company covered under Section 16 of the 1934 Securities and Exchange Act (the "Act") and covered by the Company's
Insider Trading Policy (the "Policy") engaged in an open market stock transaction (the "Transaction") prohibited by the Act under Section 16(b), commonly referred to as the "short swing profit rule" and in violation of the Policy. Upon notification of the stock sale on June 29, the Company determined the Transaction was in violation of Section 16(b), notified the affiliated party on the same day and, consistent with the remedies prescribed by Section 16(b), sought disgorgement of the short-swing profit realized on the Transaction. On July 9, 2004 the Company received and deposited approximately $45,000 representing full disgorgement. These funds were recorded as Additional Paid in Capital as of July 9, 2004.

On February 17, 2004 the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The closing market price of the Company's common stock of February 17, 2004 was $6.99. The warrant had been issued in 1998 to its former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company's shares outstanding, has been surrendered and will not be reissued. The warrant redemption reduced the Company's cash on hand by $5,500,000 and reduced Additional Paid in Capital by a like amount, with no effect on the Statement of Operations.

NOTE 4. OPERATING SEGMENTS

The Company operates within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, based on its internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities that are not accepting hazardous and/or radioactive waste or are proposed new disposal facilities that are now in litigation.

On December 27, 2002, the Company discontinued commercial operations at its Oak Ridge Processing and Field Services segment, which aggregated, volume-reduced, and performed remediation and other services on radioactive material. This segment excludes processing at the Company's disposal facilities. All prior segment information has been restated in order to report results as discontinued operations. On June 30, 2004 the Company sold substantially all of the Processing and Field Services assets to Toxco, Inc. who also assumed the related environmental liabilities.

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

                                             Operating     Non-Operating     Discontinued
                                              Disposal       Disposal       Processing and
                                             Facilities     Facilities      Field Services    Corporate     Total
THREE MONTHS ENDED JUNE 30, 2004
--------------------------------
Revenue                                     $    13,762   $           33   $            --   $       --   $ 13,795
Direct operating cost                             7,335              114                --           --      7,449
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                               6,427              (81)               --           --      6,346
S,G&A                                             1,147               19                --        1,412      2,578
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                     5,280             (100)               --       (1,412)     3,768
Interest expense (income)                           (14)              --                --           18          4
Other income                                          4                2                --           14         20
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                       5,298              (98)               --       (1,416)     3,784
Income tax expense (benefit)                         --               --                --      (11,338)   (11,338)
Discontinued operations                              --               --               920           --        920
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                 5,298              (98)              920        9,922     16,042
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and accretion   $     1,531   $            2   $            --   $        8   $  1,541
Capital Expenditures                        $     1,427   $           --   $            --   $       32   $  1,427
Total Assets                                $    37,150   $        6,539   $            --   $   31,138   $ 74,827
THREE MONTHS ENDED JUNE 30, 2003
--------------------------------
Revenue                                     $    11,969   $           51   $            --   $       --   $ 12,020
Direct operating cost                             5,929              127                --           --      6,056
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                               6,040              (76)               --           --      5,964
S,G&A                                             1,831              284                --        1,174      3,289
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                     4,209             (360)               --       (1,174)     2,675
Interest                                             --               --                --           16         16
Other income                                         26               67                --           --         93
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                       4,235             (293)               --       (1,190)     2,752
Income tax expense                                   --               --                --           63         63
Discontinued operations                              16               --              (692)          --       (676)
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                 4,251             (293)             (692)      (1,253)     2,013
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                                   $     1,990   $            1   $            --   $        9   $  2,000
Capital Expenditures                        $     1,881   $           --   $            --   $       --   $  1,881
Total Assets                                $    37,119   $        6,546   $         5,274   $   15,183   $ 64,122

                                            Operating     Non-Operating    Discontinued
                                            Disposal      Disposal         Processing and
                                            Facilities    Facilities       Field Services    Corporate    Total
SIX MONTHS ENDED JUNE 30, 2004
------------------------------
Revenue                                     $    27,653   $           47   $            --   $       --   $ 27,700
Direct operating cost                            14,838              223                --           --     15,061
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              12,815             (176)               --           --     12,639
S,G&A                                             2,371               24                --        3,055      5,450
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    10,444             (200)               --       (3,055)     7,189
Interest expense (income)                           (25)              --                --           42         17
Other Income (expense)                               18               19                --           28         65
                                            ------------  ---------------  ----------------  -----------  ---------


Income (loss) before income tax
and discontinued operations                      10,487             (181)               --       (3,069)     7,237
Income tax expense (benefit)                         --               --                --      (10,174)   (10,174)
Discontinued operations                              --               --            (1,069)          --      1,069
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                10,487             (181)           (1,069)       7,105     18,480
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and accretion   $     3,009   $            4   $            --   $       16   $  3,029
Capital Expenditures                        $     2,362   $           --   $            --   $       32   $  2,394
Total Assets                                $    37,150   $        6,539   $            --   $   31,138   $ 74,827
SIX MONTHS ENDED JUNE 30, 2003
------------------------------
Revenue                                     $    22,736   $           55   $            --   $       --   $ 22,791
Direct operating cost                            11,811              229                --           --     12,040
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              10,925             (174)               --           --     10,751
S,G&A                                             3,657            1,801                --        2,328      7,786
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                     7,268           (1,975)               --       (2,328)     2,965
Interest                                             38               --                --           99        137
Other Income (expense)                               29               64                --           --         93
Write off of Ward Valley facility                    --           20,951                --           --     20,951
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                       7,259          (22,862)               --       (2,427)   (18,030)
Income tax expense (benefit)                         --               --                --           55         55
Discontinued operations                           4,960               --            (2,029)          --      2,931
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                12,219          (22,862)           (2,029)      (2,482)   (15,154)
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                                   $     3,793   $            2   $            --   $       20   $  3,814
Capital Expenditures                        $     4,063   $           23   $           451   $       --   $  4,537
Total Assets                                $    37,119   $        6,546   $         5,274   $   15,183   $ 64,122

NOTE 5. STOCK OPTION PLANS

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and six months ended June 30, 2004 and 2003:

                                                                  Three Months Ended        Six Months Ended
                                                               ------------------------  ----------  ------------
                                                                  2004         2003         2004        2003
                                                               -----------  -----------  ----------  ----------
Net income (loss), as reported                                 $   16,042   $    2,013   $  18,480   $ (15,154)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net         (520)        (237)       (614)       (630)
                                                               -----------  -----------  ----------  ----------
of related tax effects
Pro forma net income (loss)                                    $   15,522   $    1,776   $  17,866   $ (15,784)
                                                               ===========  ===========  ==========  ==========

EARNINGS (LOSS) PER SHARE:
   Basic - as reported                                         $      .93   $      .12   $    1.08   $    (.94)
                                                               ===========  ===========  ==========  ==========
   Basic - pro forma                                           $      .90   $      .10   $    1.04   $    (.98)
                                                               ===========  ===========  ==========  ==========
   Diluted - as reported                                       $      .90   $      .11   $    1.04   $    (.94)
                                                               ===========  ===========  ==========  ==========
   Diluted - pro forma                                         $      .87   $      .10   $    1.00   $    (.98)
                                                               ===========  ===========  ==========  ==========

The stock option plan summary and changes during the three and six months ended June 30 are as follows:

                                                                    Three Months Ended         Six Months Ended
                                                                 ------------------------  ------------------------
                                                                    2004         2003         2004         2003
                                                                 -----------  -----------  -----------  -----------
Options outstanding, beginning of period                          1,125,181    1,434,874    1,266,281      753,150
Granted                                                              57,500       55,000       57,500      813,724
Exercised                                                           (36,400)      (1,000)    (177,500)     (68,500)
Canceled                                                            (55,000)     (18,150)     (55,000)     (27,650)
                                                                 -----------  -----------  -----------  -----------
Options outstanding, end of period                                1,091,281    1,470,724    1,091,281    1,470,724
                                                                 ===========  ===========  ===========  ===========

Weighted average exercise price of options, beginning of period  $     4.08   $     4.03   $     3.90   $     3.42
Weighted average exercise price of options granted               $     9.20   $     2.60   $     9.20   $     4.30
Weighted average exercise price of options exercised             $     3.95   $     1.60   $     2.79   $     1.68
Weighted average exercise price of options canceled              $    10.13   $    10.13   $    10.13   $     7.72
Weighted average exercise price of options, end of period        $     4.05   $     3.90   $     4.05   $     3.90

Options exercisable at end of period                                785,941      901,681      785,941      901,681
                                                                 ===========  ===========  ===========  ===========

Options available for future grant at end of period                 507,176      416,776      507,176      416,776
                                                                 ===========  ===========  ===========  ===========

The following table summarizes information about the stock options outstanding under the Company's option plans as of June 30, 2004:

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                       average                       average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
1.00 - $1.47                     3.2       67,500  $          1.32       67,500  $          1.32
1.60 - $2.25                     5.3       78,500  $          2.07       78,500  $          2.07
2.42 - $3.50                     8.2      343,682  $          2.91      234,891  $          2.87
3.75 - $5.00                     7.1      404,846  $          4.27      277,923  $          4.16
6.50                             8.6      139,253  $          6.50       69,627  $          6.50
9.20                            10.0       57,500  $          9.20       57,500  $          9.20
                                       -----------                   -----------
                                         1,091,281                       785,941
                                       ===========                   ===========

As of June 30, 2004, the 1992 Stock Option Plan for Employees had options outstanding to purchase 665,281 common shares with 188,976 shares remaining available for issuance under option grants. As of June 30, 2004 the 1992 Stock Option Plan for Directors had options outstanding to purchase 426,000 common shares with 318,200 shares remaining available for issuance under option grants.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended June 30:

                                                           2004          2003
                                                        ----------    ----------
     Expected volatility                                       73%           83%
     Risk-free interest rates                                4.72%         3.75%
     Expected lives                                      10 years      10 years
     Dividend yield                                             0%            0%
     Weighted-average fair value of options granted
     during the quarter (Black-Scholes)                 $    7.42     $    2.18

NOTE 6. INCOME TAXES

The Company has historically recorded a valuation allowance for certain deferred tax assets due to inherent uncertainties regarding future operating results and limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimate of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

Following the June 30, 2004 sale of the discontinued Oak Ridge Processing Facility, management reassessed the valuation allowance and determined that all of the Company's deferred tax assets would likely be utilized prior to expiration. The following income tax (benefit) expense was recognized for the three and six months ended June 30, 2004:

                                                       Three Months Ended       Six Months Ended
                                                    -----------------------  ---------------------
                                                       2004         2003        2004       2003
                                                    -----------  ----------  ----------  ---------
State income tax expense                            $       --   $       63  $      --   $      55
Federal income tax expense                               1,716           --      2,880          --
Reversal of deferred tax asset valuation allowance     (13,054)          --    (13,054)         --
                                                    -----------  ----------  ----------  ---------
Income tax (benefit) expense                        $  (11,338)  $       63  $ (10,174)  $      55
                                                    ===========  ==========  ==========  =========

The Company's deferred tax asset is primarily composed of net operating loss carryforwards of approximately $44,000,000.


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

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The opening appellate brief was filed March 15, 2004. The State was granted an extension to file its opposition brief. The Company expects this brief and its subsequent reply brief to be filed in 2004, and that oral arguments will be held in early to mid 2005.

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

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State of Nebraska subsequently appealed this judgment. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On April 21, 2004, the Eighth Circuit Court of Appeals denied Nebraska's petition for rehearing en banc. On July 16, 2004, the State of Nebraska petitioned the U.S. Supreme Court to review the Court of Appeals' judgment.

No assurance can be given that the U.S. Supreme Court will deny the petition for review, that if the case is heard by the U.S. Supreme Court the plaintiffs will prevail, or that US Ecology will recover its contributions or interest thereon.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan ("MIP"). The Plan provides for selected participants to receive bonuses based on pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income exceeds $12,000,000 including all costs for the MIP. During the three and six months ended June 30, 2004, the Company accrued $322,000 and $614,000 for the MIP to be paid to the selected participants if pre-tax operating income exceeds $12,000,000 for 2004.

NOTE 9.  CLOSURE AND POST CLOSURE OBLIGATIONS

Closure and post closure obligations are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated consistent with Statement of Financial Accounting Standards ("SFAS") No. 5 with the liability calculated in accordance with SFAS No. 143. The Company performs periodic reviews of both non-operating and operating facilities and revises accruals for estimated post-closure, remediation and other costs when necessary. The Company's recorded liabilities are based on best estimates of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors.

Changes to reported closure and post closure obligations were as follows ($ in thousands):

                               Accrued Closure and      Closure Obligation of Assets    Total Closure and Post
                             Post Closure Obligation      Held for Sale or Closure       Closure Obligations
                            -------------------------  ------------------------------  ------------------------

January 1, 2004 obligation  $                 11,124   $                       4,621   $                15,745
Accretion of obligation                          515                              34                       549
Payment of obligation                           (383)                            (44)                     (427)
Adjustment of obligation                          --                          (4,611)                   (4,611)
                            -------------------------  ------------------------------  ------------------------
June 30, 2004 obligation    $                 11,256   $                          --   $                11,256
                            =========================  ==============================  ========================

At June 30, 2004, $103,000 of pledged cash and investment securities were legally restricted for purposes of meeting closure and post closure obligations.

NOTE 10.  DISCONTINUED OPERATIONS

On June 30, 2004, the Company transferred substantially all the primary assets and liabilities of its discontinued Oak Ridge Tennessee processing and field services operations to Toxco, Inc ("Toxco"). The Company transferred $2,060,000 in Property and $1,650,000 in Cash to Toxco in exchange for Toxco's assumption of $4,640,000 of Closure and Other Liabilities. The Company recorded a $930,000 gain on the sale which is included as a Gain from discontinued operations in the Consolidated Statements of Operations.

As of June 30, 2004, "Assets held for sale or closure" consisted of those assets and liabilities (e.g. trade payables and accrued liabilities) of the discontinued Oak Ridge operations which were retained by the Company subsequent to the

June 30, 2004 sale. Accordingly, the revenue, costs and expenses and cash flows for the Oak Ridge operation have been excluded from results of continuing operations results and reported as "Gain (loss) from discontinued operations" and "Net cash provided by (used in) discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of June 30, 2004 are as follows ($ in thousands):

                                         Discontinued Operations
                                      June 30, 2004   December 31, 2003
Current assets
--------------
    Current assets                    $           --  $              386
    Property & equipment, net                     --                 552
                                      --------------  ------------------
                                                  --                 938
                                      ==============  ==================
Non-current assets
------------------
    Property, plant & equipment, net              --               1,508
    Other                                         --                  49
                                      --------------  ------------------
                                                  --               1,557
                                      ==============  ==================
Current liabilities
-------------------
    Accounts payable & accruals                  398               1,870
    Current portion long term debt                --                  37
                                      --------------  ------------------
                                                 398               1,907
                                      ==============  ==================
Non-current liabilities
-----------------------
    Closure/post closure obligations              --               4,621
    Long-term debt                                --                  23
    Other                                         --                   5
                                      --------------  ------------------
                                                  --               4,649
                                      ==============  ==================

Operating results for the discontinued operations were as follows for three and six months ending June 30:

($in thousands)                      Processing and Field    El Centro Disposal    Total Discontinued
                                     Services Operations          Facility             Operations

Three months ending June 30, 2004
---------------------------------
Revenues, net                       $                  --   $                --   $                --
Operating income (loss)                               (10)                   --                   (10)
Net income (loss)                                     920                    --                   920
Basic earnings (loss) per share                       .05                   .--                   .05
Diluted earnings (loss) per share                     .05                   .--                   .05

Three months ending June 30, 2003
---------------------------------
Revenues, net                       $               1,240   $                --   $             1,240
Operating income (loss)                              (690)                   (3)                 (693)
Net income (loss)                                    (692)                   16                  (676)
Basic earnings (loss) per share                      (.04)                   --                  (.04)
Diluted earnings (loss) per share                    (.04)                   --                  (.04)

Six months ending June 30, 2004
-------------------------------
Revenues, net                       $                  --   $                --   $                --
Operating income (loss)                               139                    --                   139
Net income (loss)                                   1,069                    --                    13
Basic earnings (loss) per share                       .06                   .--                   .06
Diluted earnings (loss) per share                     .06                   .--                   .06

Six months ending June 30, 2003
-------------------------------
Revenues, net                       $               2,019   $               469   $             2,488
Operating income (loss)                            (1,793)                   74                (1,719)
Net income (loss)                                  (2,029)                4,960                 2,931
Basic earnings (loss) per share                      (.12)                  .30                   .18
Diluted earnings (loss) per share                    (.12)                  .30                   .18

Costs incurred at the Oak Ridge facility during the three and six months ended June 30 are summarized as follows: ($ in thousands)

                                                                     Three Months       Six Months
                                                                   ----------------  ----------------
                                                                    2004     2003      2004     2003
                                                                   -------  -------  --------  ------
Net operating costs in excess of previous accruals                 $  108   $   227  $   142   $  428
Additional impairment of property and equipment                        --        --       --      225
Accounts receivable collected in excess of valuation allowance        (58)       --     (265)      --
Gain on sale of facility                                             (930)       --     (930)      --
Increase (decrease) in estimated cost to dispose of removed waste     (40)      465      (16)   1,376
                                                                   -------  -------  --------  ------

Net (income) loss for the three and six months ended June 30       $ (920)  $   692  $(1,069)  $2,209
                                                                   =======  =======  ========  ======

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($in thousands)            December 31, 2003  Cash Payments   Adjustments   June 30, 2004
                           -----------------  --------------  ------------  -------------

Waste disposal liability                 623           (358)          (16)            249
On-site discontinued
operation cost liability                 442           (448)            6              --

                           December 31, 2002  Cash Payments   Adjustments   June 30, 2003
                           -----------------  --------------  ------------  -------------

Waste disposal liability               1,827         (1,301)        3,703           4,229
On-site discontinued
operation cost liability               1,800         (1,509)          428             719

The adjustments represent differences between the estimated costs accrued at December 31, actual costs incurred during the first and second quarters, and changes in estimated future costs for disposition of previously removed waste.

NOTE 11. SHORT TERM INVESTMENTS

During April 2004 the Company began investing cash not needed in operations in quasi governmental securities such as securities issued by the Federal Home Loan Bank. The Company classifies investments with a maturity on the date of purchase greater than 30 days but less than one year as Short term investments.

NOTE 12. SUBSEQUENT EVENT - PARTIAL SERVICE INTERRUPTION AT ROBSTOWN, TEXAS FACILITY

Hazardous waste treatment operations at the Company's Robstown Texas facility were suspended following a July 1, 2004 fire in the facility's permitted containment building. Treatment performed in the containment building represents approximately 50% of the Texas facility's year-to-date revenue. Direct disposal operations continue without interruption and generate the balance of the facility's revenue. While the Company is insured for property and equipment damage and business interruption, insurance deductibles, operational upgrades, loss of customers and potential regulatory agency fines will negatively impact the Texas facility's second half financial performance. The Company is assessing the costs and time required to bring treatment services back on line on a priority basis. It cannot, however, estimate the cost of the fire and insurance amounts payable at this time.

Unrelated to the fire, the Robstown facility received a June 2004 notice of enforcement from the Texas regulatory agency regarding its operations. Based on a meeting with Texas officials attended by senior management, the

Company expects this notice of enforcement and the fire incident to be consolidated for enforcement purposes. . The amount of this expected fine is not yet known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, the impact of the fire at the Robstown, Texas facility, compliance with and changes to applicable laws, regulations and permits, enforcement actions, exposure to and results of litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor disputes, general economic conditions, and loss or diminution of major contracts. The Form 10-K for the year ending December 31, 2003 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimates," "project," "plans," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on management's current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2003.

Unless otherwise described, changes discussed relate to the increase or decrease from the three and six month periods ended June 30, 2003 to the three and six month periods ended June 30, 2004.

INTRODUCTION
------------

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to nuclear power plants, oil refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's four fixed waste disposal facilities. The Company and its predecessors have been in business for 52 years.

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

OVERALL COMPANY PERFORMANCE
---------------------------

The Company's financial performance for the three and six months ended June 30, 2004 was substantially improved over the first three and six months of 2003. Management believes this is the result of the Company's execution of its business plan and a generally stronger economy. Quarter to quarter comparisons are difficult and are materially affected by several events including significant litigation expenses in early 2003 and a related asset write off, costs to prepare and sell the Company's Oak Ridge, Tennessee discontinued low-level radioactive waste processing operation, a related gain on the subsequent Oak Ridge asset sale in 2004, a gain on sale of the El Centro landfill assets in early 2003 and the recognition of income tax expense and reversal of the valuation allowance on the Company's deferred tax assets in 2004. These events are discussed in more detail below.

Ward  Valley  Litigation  Expenses:  Following an adverse California state court
-----------------------------------
decision in March 2003, the Company wrote off $20,951,000 of facility development costs. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $288,000 and $1,786,000 were incurred and included in SG&A during the three and six months ending June 30, 2003. The Company has appealed the Ward Valley ruling. Minimal appeal costs are expected based on a fixed price plus success contingency legal representation agreement entered into and paid in July 2003.

Sale  of  El  Centro: In February 2003, the Company sold the El Centro municipal
---------------------
waste landfill to Allied Waste and recognized a $4,909,000 gain on sale. This gain was included in discontinued operations during the quarter ended March 31, 2003.

Oak  Ridge  Asset  Disposition:  In  December  2002,  the  Company  discontinued
-------------------------------
operations at the Oak Ridge facility. During the three and six months ended June 30, 2003, the Company incurred $692,000 and $2,029,000, respectively, for costs to remove waste from the facility and prepare the facility for sale in excess of prior reserves. This primarily reflected actual costs which became known when specific wastes were shipped off-site to third-party service providers.

On June 30, 2004 the Company sold substantially all of its assets and related environmental liabilities associated with its Oak Ridge operations to Toxco, Inc ("Toxco"). Toxco received $1,650,000 in cash and $2,060,000 in property and equipment. In return, Toxco assumed $4,625,000 in estimated environmental and other liabilities. The Company recorded a $930,000 gain on sale of the facility which is included in the results of discontinued operations for the three months ending June 30, 2004.

Income  Tax  Expense:  During 2002, the Company evaluated its deferred tax asset
---------------------
and offsetting valuation allowance and determined that it was probable that sufficient taxable income would be generated to utilize $8,284,000 of the deferred tax asset in the foreseeable future. During 2003, the $20,951,000 write-off of Ward Valley facility development costs resulted in a book as well as tax loss for 2003, and no portion of the deferred tax asset was utilized. Based on the Company's re-evaluation of year-to-date 2004 pre-tax income, expectations of continued profitability, and disposition of the Oak Ridge facility, the remaining valuation allowance was reversed at June 30, 2004. This resulted in an income tax benefit of $11,338,000 and $10,174,000 for the three and six months ended June 30, 2004. As of June 30, 2004, the Company's balance sheet reflects $18,455,000 in deferred tax assets.

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

- The cell development asset is amortized as each available cubic yard of disposal space is filled. Periodically updated independent engineering survey and inspection reports are used to determine the remaining volume available. These reports take into account waste volume, compaction rates and space reserved for capping filled cells. Additionally, changes in the estimated useful lives of the cells or related expansion plans have a direct effect on the amortization expense related to those cells during future periods.

- The closure liability is the present value based on a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor filled disposal units. Management estimates the timing of payment, accretes the current cost estimate by an estimated cost of living (1.5%), and then discounts (9.3%) the accreted current cost estimate back to a present value. The final payments of the closure liability are estimated as being paid in 2056 based upon current permitted capacity and estimated future annual usage.

ACCOUNTING  FOR  DISCONTINUED  OPERATIONS
Accounting for discontinued operations requires numerous subjective and complex judgments, estimates and assumptions that materially affect financial results and position of discontinued operations.

At December 27, 2002, the Company discontinued commercial operation of its former Processing and Field Services business segment in Oak Ridge, Tennessee. The discontinued operations were accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). EITF 94-3 requires a liability to be recognized when the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). The latter requires a liability to be recognized at the time that the liability is incurred. FAS 146 is required for exit activities entered into after December
31, 2002 but was optional for exit activities prior to December 31, 2002. Approximately $442,000 of expenses were recognized as of December 31, 2003 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002. During the three and six months ended June 30, 2004, the Company incurred $152,000 and $340,000 of the expenses recognized under EITF 94-3 as of December 31, 2003.

During the three and six months ended June 30, 2004, the Company reduced the allowance for doubtful accounts of its discontinued Oak Ridge business by $58,000 and $265,000. This reflected collection of accounts receivable in excess of previous allowances for doubtful accounts. At June 30, 2004 the Company was continuing efforts to collect the remaining $40,000 of accounts receivable, all of which is included in its allowance for doubtful accounts.

LITIGATION

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off $20,951,000 due to an adverse State trial court decision which cast substantial doubt on the Company's ability to recover its investment in the Ward Valley, California disposal project. The Company has appealed the trial court's ruling.

The U.S. District Court for the District of Nebraska entered judgment against the State of Nebraska in favor of the Central Interstate Compact and other plaintiffs including the Company. The Company's share of the judgment was $12.3 million. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State of Nebraska subsequently appealed this judgment. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On April 21, 2004 the Eighth Circuit Court of Appeals denied Nebraska's subsequent request for a Court of Appeals rehearing en banc. On July 16, 2004 the State of Nebraska petitioned the U.S. Supreme Court to review the Court of Appeals judgment.

No assurance can be given that the Company will prevail in the above litigation or otherwise recover its investment in the California or Nebraska projects. The decision to accrue costs or write off assets is based on specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's past belief that due to a history of tax losses, uncertainty regarding the disposition of the Oak Ridge assets, and prospects for the Company's business at that time, it would likely not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance was based on management's contemporaneous evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. During 2002, the Company assessed the valuation allowance and reversed approximately $8,284,000 of the valuation allowance that the Company expected to utilize in the foreseeable future. During 2003, the Company did not have tax or book income due to the write-off of the Ward Valley facility development asset. As a result, the Company did not utilize the deferred tax asset. At June 30, 2004, the Company reassessed the valuation allowance based on the sale of its Oak Ridge assets, 2004 year-to-date pretax income, and projections of continued profitability and reversed the remaining valuation allowance. This reversal resulted in an income tax benefit of $11,338,000 and $10,174,000 for the three and six months ended June 30, 2004.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

                                                   Three Months Ended                    Six Months Ended
                                                   ------------------                    ----------------
($in 000's)                                June 30, 2004      June 30, 2003       June 30, 2004       June 30, 2003
                                        ------------------  -----------------  ------------------  ------------------
                                            $         %        $         %         $         %         $         %
                                        ---------  -------  --------  -------  ---------  -------  ---------  -------

Revenue                                   13,795              12,020             27,700              22,791
Direct operating costs                     7,449     54.0%     6,056    50.4%    15,061     54.4%    12,040     52.8%
                                        ---------           --------           ---------           ---------

Gross profit                               6,346     46.0%     5,964    49.6%    12,639     45.6%    10,751     47.2%
SG & A                                     2,578     18.7%     3,289    27.4%     5,450     19.7%     7,786     34.2%
                                        ---------           --------           ---------           ---------

Income from operations                     3,768     27.3%     2,675    22.3%     7,189     26.0%     2,965     13.0%

Investment income                             45      0.3%        22     0.2%        81      0.3%        22      0.1%
Interest expense                              49      0.4%        38     0.3%        98      0.4%       159      0.7%
Loss on write off of Ward Valley              --      0.0%        --     0.0%        --      0.0%    20,951     91.9%
Other income (expense)                        20      0.1%        93     0.8%        65      0.2%        93      0.4%
                                        ---------           --------           ---------           ---------

Net income (loss) before income
taxes and discontinued operations          3,784     27.4%     2,752    22.9%     7,237     26.1%   (18,030)   -79.1%
Income tax (benefit) expense             (11,338)   -82.2%        63     0.5%   (10,174)   -36.7%        55      0.2%
                                        ---------           --------           ---------           ---------

Net income (loss) before discontinued
operations                                15,122    109.6%     2,689    22.4%    17,411     62.9%   (18,085)   -79.4%
                                        =========           ========           =========           =========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND 2003
-------------------------------------------------------

REVENUE
-------

For the three months ended June 30, 2004, the Company reported consolidated revenue of $13,795,000, a 15% increase over the $12,020,000 reported for the same period in 2003. All three hazardous waste disposal facilities generated higher revenue during the second quarter of 2004 as volumes increased 26% over the same quarter last year. Higher quarterly waste volume was partially offset by a 5% lower average selling price ("ASP") for the Company's treatment and disposal services. The increase in waste volume resulted from an increase in both recurring (or "Base") business and project (or "Event") work during the quarter. The decrease in ASP reflects an increased percentage of revenue from lower priced, commoditized services. Also contributing to the quarterly revenue growth was a 53% increase in transportation revenue over the same quarter last year. Transportation revenue increased to $2,172,000 during the second quarter of 2004. During the three months ending June 30, 2004 and 2003, revenue from a contract between the Company's Idaho facility and the U.S. Army Corps of Engineers accounted for $4,975,000 and $3,702,000 or 36% and 31% of revenue, respectively. The Army and other federal agencies continue to ship waste under this contract to the Company's Grand View, Idaho facility.

Operating  Disposal  Facilities
-------------------------------

At the Richland, Washington LLRW disposal facility revenue decreased for the three months ended June 30, 2004 from the same period in 2003. This decrease in revenue was due to a high radiation content shipment received in June 2003 which did not recur in 2004. For 2004, the Washington Utilities and Transportation Commission has approved a revenue requirement of $5,476,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business. $1,150,000 of this revenue was recorded in the three months ended June 30, 2004.

At the Grand View, Idaho disposal facility, higher waste volumes more than offset a 17% decrease in ASP, allowing the site to increase revenue 24% from the same quarter last year. During the second quarter of 2004, the facility increased disposal volume by 30% over the same period last year. During the quarter, the U.S. Army Corps of Engineers exercised its option to renew its contract with the Company for five years with no pricing change. Management expects the Army and other federal agencies to continue shipping to the facility under this five year contract renewal.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 54% for the three months ended June 30, 2004 from the same period in 2003. The increased revenue reflects a 100% increase in waste volumes partially offset by a 22% decrease in ASP. The increased volume was from both remediation projects and increased activity from existing customers. The lower ASP resulted from a higher percentage of waste being generated by highly competed, lower-priced remediation projects.

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 22% for the three months ended June 30, 2004 from the same period in 2003. The increased revenue reflected a higher priced mix of wastes received at the site, driving ASP up 102% over the same period last year. This much higher ASP more than offset a 37% reduction in waste volumes compared to the second quarter of 2003. Also, during the second quarter of 2003, the site received a high volume, low-priced project that did not recur in the second quarter of 2004. A fire in the permitted containment building on July 1, 2004 will decrease revenues at the Robstown facility in the second half of 2004.

DIRECT OPERATING COSTS
----------------------

For the three months ended June 30, 2004, consolidated direct operating costs increased 23% to $7,449,000 compared to $6,056,000 for the same period in 2003. This primarily reflects increased waste volumes and transportation costs. Relative revenue direct operating costs also increased from 50% of revenue in the second quarter of 2003 to 54% for the same quarter this year.

Operating  Disposal  Facilities
-------------------------------

Direct costs at the Richland, Washington; Robstown, Texas; and Beatty, Nevada facilities essentially remained flat from the same quarter last year. The increase in consolidated direct operating costs for the Company was largely driven by an increase in direct costs at the Grand View, Idaho facility of $1,378,000. This increase was due to increased consumption of constructed disposal space from higher waste volumes and increased transportation costs. $1,130,000 of the increase in direct operating costs at Grand View was for transportation costs on a New York remediation project completed in the second quarter of 2004.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the three months ended June 30, 2004 and 2003, the Company reported $13,000 and $24,000 of expenses on proposed development projects, and $101,000 and $104,000 of costs in 2004 and 2003 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

Significantly higher quarterly revenue contributed to a 6% increase in gross profit. This pushed quarterly gross profit to $6,346,000 compared with a gross profit of $5,964,000 for the same quarter last year. Increased disposal revenue at all three hazardous waste disposal facilities produced an increased contribution to operating income even though much of the increased revenue was at a lower ASP. This is consistent with the largely fixed cost nature of the disposal business, and the operating leverage gained by increased waste throughput. Gross margin decreased slightly to 46% of revenue compared to 50% of revenue. This was due primarily to increased transportation costs associated with the bundling of transportation and disposal services on certain large projects. Large remediation projects can increase earnings substantially while simultaneously decreasing gross margins, particularly when low margin transportation services are bundled with treatment and disposal services. The Company seeks to maximize contribution margin and gross profit by controlling direct costs and increasing waste volumes.


SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the three months ended June 30, 2004, the Company reported SG&A of $2,578,000 (19% of revenue), a 22% decrease from the $3,289,000 (27% of revenue) for the same three months of 2003. This decrease primarily resulted from a $410,000 decrease in legal expenses quarter to quarter. Legal expenses for the second quarter of 2004 dropped to $46,000 compared to $456,000 in the second quarter of 2003. The Company has resolved multiple lawsuits, reducing legal fees and freeing up management time and resources to focus on growing the business.

Also, the Company incurred costs during 2003 to upgrade and centralize information and accounting systems. The cost of these business system upgrades was largely born in 2003, while the savings and efficiencies are being realized in 2004. The result is improved management access to timely, more detailed information at a lower cost.

Operating  Disposal  Facilities
-------------------------------

During the quarter ended June 30, 2004, Operating Disposal Facilities SG&A decreased $684,000 due to business re-engineering, cost containment efforts and centralization of accounting cost at Corporate.

Corporate
---------
During the quarter ended June 30, 2004, Corporate SG&A increased $238,000. This primarily reflects $322,000 accrued for the Management Incentive Plan (MIP) to be paid to selected participants if the Company's pre-tax operating income exceeds $12,000,000 including MIP costs. The Company continues its efforts to minimize Corporate SG&A through optimization of the centralized information and accounting systems and ongoing spending controls.

The Company is currently in the process of complying with the internal control requirements of Section 404 of the Corporate Reform Act of 2002 (a.k.a.
Sarbanes-Oxley). The Company is investing a significant effort into complying with the requirements of Section 404 and has retained independent consultants and contractors to assist in this effort. The Company currently expects to spend at least $100,000 and devote substantial resources to this effort in the 2nd half of 2004, however, the cost and resources required may increase significantly.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to protect the Company's investment in disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended June 30, 2004 and 2003, the Company reported $19,000 and $284,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities. The majority of 2003 legal costs were associated with the Ward Valley, California litigation.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND 2003
-----------------------------------------------------

REVENUE
-------

For the six months ended June 30, 2004, the Company reported consolidated revenue of $27,700,000, a 22% increase over the $22,791,000 reported for the same period in 2003. All three hazardous waste disposal facilities generated higher revenue during the first half of 2004. The higher revenue resulted from increased waste volumes and slightly higher average selling price ("ASP") for the Company's treatment and disposal services. At the three hazardous waste disposal facilities, volumes increased 15% over the same six months last year. The increase in waste volume resulted from an increase in both recurring (or "Base") business and project (or "Event") work performed during the period. The slight increase in year-to-date 2004 ASP reflected a more favorable mix of niche treatment and disposal business and a very large, lower priced project performed during the first half of 2003. The balance of the increase in consolidated revenue resulted from increased transportation revenue as the Company employed its strategy of selective bundling disposal with transportation to win targeted contracts. Year-to-date transportation revenue growth was a 90% increase over the same six months last year, reaching $5,286,000. During the six months ending June 30, 2004 and 2003, revenue from the Grand View, Idaho site's contract with the U.S. Army Corps of Engineers accounted for $8,966,000 and $7,858,000 or 32% and 35% of revenue, respectively. The Army and other federal agencies continue to ship waste under this contract, which was renewed by the Army for five years in the second quarter of 2004.

Operating  Disposal  Facilities
-------------------------------
At the Richland, Washington LLRW disposal facility revenue decreased for the six months ended June 30, 2004 from the same period in 2003. This decrease in revenue was due to a higher radiation content shipment received in June 2003 which did not recur during 2004. The Washington Utilities and Transportation
Commission has approved a 2004 revenue requirement of $5,476,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business. $2,593,000 of this revenue was recorded in the six months ended June 30, 2004.

At the Grand View, Idaho disposal facility, higher waste volumes more than offset slightly lower disposal ASPs, allowing the site to increase revenue 26% from the same six months last year. During the first six months of 2004, the facility disposed of 24% more waste volume than in the same period last year. Management expects the U.S. Army Corps of Engineers and other federal agencies to continue shipping to the facility under the five year contract extension.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 42% for the six months ended June 30, 2004 from the same period in 2003. The increased revenue was due to a 59% increase in waste volume. Average prices decreased by 7%. The increased volume was from both remediation projects and increased shipments from existing customers. The lower ASP resulted from a higher percentage of waste from highly competed remediation projects and wastes not requiring specialized treatment services (e.g. direct disposal wastes).

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 13% for the six months ended June 30, 2004 from the same period in 2003. The increased revenue reflected a higher priced mix of wastes received at the site, which increased ASP 92%. This much higher ASP more than offset a 38% reduction in waste volumes compared to the first half of 2003. During the first half of 2003, the site received a high volume, lower-priced project at the site that did not recur in the first half of 2004. A fire in the permitted containment building on July 1, 2004 will decrease revenues at the Robstown facility in the second half of 2004.


DIRECT OPERATING COSTS
----------------------

For the six months ended June 30, 2004, consolidated direct operating costs increased 26% to $15,061,000 (54% of revenue) compared to $12,040,000 (53% of revenue) for the same period in 2003. This primarily reflected increased waste volumes. Direct operating costs increased slightly relative to revenue, reflecting an increase in low margin transportation services provided in conjunction with disposal services. The Company continues its efforts to minimize direct costs through improved operational efficiency and ongoing cost controls.

Operating  Disposal  Facilities
-------------------------------

Direct costs at the Richland, Washington; Robstown, Texas; and Beatty, Nevada facilities essentially remained flat from the same six months last year. The increase in consolidated direct operating costs for the Company was largely driven by an increase in direct costs at the Grand View, Idaho facility of $2,881,000. This increase was due to increased waste volumes and related transportation costs. Approximately $2,604,000 of the increase in direct operating costs at Grand View was for transportation costs primarily related to a completed New York clean-up project. During the six months ended June 30, 2004 the Company was able to reduce the costs of additives used to treat waste, resulting in lower variable costs for certain waste streams.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the six months ended June 30, 2004 and 2003, the Company reported $23,000 and $24,000 in expenses on proposed development projects, and $200,000 and $206,000 in costs to remediate and/or monitor facilities subsequent to operational use.

GROSS  PROFIT
-------------

Significantly higher quarterly revenue allowed the Company to generate an 18% increase in gross profit, pushing gross profit to $12,639,000, compared with a gross profit of $10,751,000 for the same six months last year. Increased disposal revenue at all operating hazardous waste disposal facilities produced more earnings contribution due to the largely fixed cost nature of the disposal business. Gross margin decreased slightly to 46% of revenue compared to 47% of revenue due to increased low margin transportation revenue.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the six months ended June 30, 2004, the Company reported SG&A of $5,450,000 (20% of revenue), a 30% decrease from the $7,786,000 (34% of revenue) for the same six months of 2003. The decrease in SG&A primarily resulted from a $1,884,000 decrease in legal expenses. Legal expenses for the first half of 2004 dropped to $130,000 compared to $2,014,000 in the first half of 2003. The Company has resolved multiple lawsuits, reducing legal fees and freeing up management time and resources to focus on growing the business.

The Company incurred costs during 2003 to upgrade and centralize information and accounting systems. The cost of these business system upgrades was largely born in 2003, while the savings and efficiencies are being realized in 2004. The primary benefit is management access to more timely and detailed information.

Operating  Disposal  Facilities
-------------------------------

During the six months ended June 30, 2004, Operating Disposal Facilities SG&A decreased $1,286,000 due to business reorganizations, cost containment efforts and centralization of accounting at Corporate.

Corporate
---------

During the six months ended June 30, 2004, Corporate SG&A increased $727,000. This includes $614,000 accrued for the Management Incentive Plan (MIP) to be paid to selected participants if the Company's pre-tax operating income exceeds $12,000,000 including all costs associated with the MIP. The remaining increase in Corporate SG&A represents costs previously borne by the Operating Disposal Facilities and now assigned to Corporate.

The Company is currently in the process of complying with the internal control requirements of Section 404 of the Corporate Reform Act of 2002 (a.k.a.
Sarbanes-Oxley). The Company is investing a significant effort into complying with the requirements of Section 404 and has retained independent consultants and contractors to assist in this effort. The Company currently expects to spend at least $100,000 and devote substantial resources to this effort in the 2nd half of 2004, however, the cost and resources required may increase significantly.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to protect the Company's investment in disposal site development projects in Ward Valley, California and Butte, Nebraska. For the six months ended June 30, 2004 and 2003, the Company reported $24,000 and $1,802,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities. Substantially all of these expenses were legal costs associated with the Ward Valley, California litigation.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
---------------------------------------------------------------

INTEREST INCOME
---------------

For the three and six months ended June 30, 2004, the Company earned $45,000 and $81,000 of interest income, an increase from $22,000 and $22,000 in the same period of 2003. This was due to substantially higher cash and short term investment balances. Interest income is earnings on tax refunds, cash balances, restricted investments, and notes receivable. The Company typically earns minimal income based on prevailing market rates on short term investments. Assuming continued low interest rates, the Company does not anticipate significant interest income in 2004. Beginning in the quarter ended June 30, 2004, the Company is investing in short term debt instruments of quasi governmental institutions such as the Federal Home Loan Bank. These investments have had maximum maturities of approximately three months and are expected to earn a slightly higher rate of return than the previous investment in overnight securities.

INTEREST  EXPENSE
-----------------

For the three and six months ended June 30, 2004, the Company reported interest expense of $49,000 and $98,000, compared to $38,000 and $159,000 from the corresponding periods in 2003. This reflects a reduction in average debt outstanding by $1,800,000 from the six months ending June 30, 2003 to 2004, offset by slightly higher interest rates. The interest rate paid on the outstanding term loan was fixed at 3.81%. This rate will be effective to November 18, 2004 at which time the Company and the bank will reset the interest rate. Additional reductions in interest expense may occur as debt balances continue to be paid down, however, the Company may experience increased interest expense if interest rates materially increase. At June 30, 2004, the line of credit had a zero balance.

OTHER INCOME (LOSS)
-------------------

Other Income is composed of the following ($ in thousands):

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                        2004            2003             2004           2003
                                                    -------------  ---------------  --------------  -------------

Data processing services                                       14                8              34              8
Cash receipts for sale or rent of property rights               6               80              22             80
Other miscellaneous income, net                                --                5               9              5
                                                    -------------  ---------------  --------------  -------------

Total other income (loss)                           $          20  $            93  $           65  $          93
                                                    =============  ===============  ==============  =============

INCOME TAXES
------------

The components of the income tax provision (benefit) were as follows (in thousands):

                                                      Three Months Ended       Six Months Ended
                                                    -----------------------  ---------------------
                                                       2004         2003        2004       2003
                                                    -----------  ----------  ----------  ---------
State income tax expense                            $       --   $       63  $      --   $      55
Federal income tax expense                               1,593           --      2,757          --
Reversal of deferred tax asset valuation allowance     (12,931)          --    (12,931)         --
                                                    -----------  ----------  ----------  ---------
Income tax (benefit) expense                        $  (11,338)  $       63  $ (10,174)  $      55
                                                    ===========  ==========  ==========  =========

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results, and limitations on utilization of acquired net operating loss carry forwards for tax purposes. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. In 2002, the Company reevaluated the deferred tax asset valuation allowance, determined it was then "more likely than not" that a portion of the deferred tax asset would be realizable, and decreased the portion of the valuation allowance related to its operating facilities.

During 2003, the $20,951,000 write-off of Ward Valley facility development costs resulted in a book as well as tax loss for 2003. As a result, no portion of the deferred tax asset was utilized. Based on the Company's $7,237,000 first half 2004 pre-tax income, $1,716,000 and $2,757,000 of gross income tax expense was recognized during the three and six months ended June 30, 2004. The sale of the Company's Oak Ridge assets prompted a reassessment of the valuation allowance. Based on disposition of the Oak Ridge assets and management's expectation of continued profitability, the Company determined that the deferred tax asset would be utilized in its entirety and no valuation allowance was warranted. Accordingly the valuation allowance was reversed by a gross income tax benefit of $12,931,000.

The net operating loss carry forward at June 30, 2004 was approximately $36,000,000. Of this net operating loss carry forward, approximately $2,115,000 is limited by the net operating loss limitation rules of Internal Revenue Code
Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020. Due to the Company's net operating loss carry forwards, income tax expense of approximately 2% of pretax income tax expense is expected to be paid in cash. Approximately 32% of remaining pretax income tax expense will be offset against the net operating loss carry forwards.

The Company will continue to assess the deferred tax asset as circumstance dictate, but at least annually.

SEASONAL EFFECTS
----------------

Operating revenues are generally lower in the winter months and higher in the summer and fall when more short duration, one-time remediation projects tend to occur. However, both treatment and disposal revenue are generally more affected by the national economy, government funding levels and base business production levels than seasonality.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

At June 30, 2004, cash and cash equivalents totaled $3,201,000, a decrease of $3,473,000 from December 31, 2003. The decrease in cash reflects an investment in slightly longer term quasi governmental obligations such as Federal Home Loan Bank instruments. This will increase interest income yields by approximately
50%. As of June 30, 2004, short term investments of $6,398,000 had been made using staggered maturities of approximately three months.

During the first six months of 2004, the Company's days sales outstanding ("DSO") decreased to 62 days compared to 68 days at December 31, 2003. Continued improvement in cash and receivable balances is a management priority.

As of June 30, 2004 the Company's liquidity, as measured by the current ratio, was 2.0 to 1.0. The debt to equity ratio decreased to 0.5:1.0 at June 30, 2004. The primary changes to working capital and debt to equity ratio were caused by a payment of $5,500,000 in cash to redeem a common stock warrant, partially offset by first half 2004 earnings and reversal of the deferred tax asset valuation allowance. The debt to equity ratio is defined as total liabilities divided by stockholders equity.

SOURCES OF CASH

On March 30, 2004, the Company had an $8,000,000 revolving line of credit in place with Wells Fargo Bank in Boise, Idaho maturing June 15, 2005. The line of credit is secured by the Company's accounts receivable. At June 30, 2004, the outstanding balance on the revolving line of credit was $-0-. The Company borrows and repays according to business demands and availability of cash and currently reserves $3,258,000 for a letter of credit used as collateral for an insurance policy.

Company operations have produced a three year rolling quarterly average of approximately $2,500,000 a quarter in cash flow. Management expects 2004 quarterly cash flow from operations to be higher on average. The $3,201,000 in cash on hand at June 30, 2004 was comprised of investments which were not required for operations of

$3,579,000  and  a  net  checks  outstanding  amount  of  ($378,000).

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

Management expects its known capital spending needs to be between $5,000,000 and $6,500,000 in 2004. The Company is making capital improvements at its Grand View, Idaho and Beatty, Nevada facilities to increase operational efficiency. Substantial 2004 capital spending is also allocated to the Texas hazardous waste facility for disposal cell construction, future disposal cell engineering, equipment replacement, and restoration of treatment services following a July 1, 2004 fire incident in the Texas facility's permitted containment building.

Treatment performed in the Texas facility's containment building represents approximately 50% of the Texas facility's year-to-date revenue. Direct disposal operations continue without interruption and generate the balance of the facility's revenue. The precise costs of the fire and a potential fine related to the fire and an unrelated notice of enforcement cannot be estimated at this time. While the Company carries property and business interruption insurance, significant cash usage will likely be required to meet ongoing operational needs and to contract for the capital improvements needed to restore treatment services prior to the receipt of insurance proceeds. The Company is assessing the costs and time required to bring treatment services back on line on a priority basis.

The Company's Oak Ridge facility required cash of $2,594,000 during the six month period ending on the June 30, 2004. Most of the cash was used to pay Toxco, Inc. $1,650,000 for assuming the facility's environmental and future closure liabilities, with the remainder being used to pay operational expenses and for waste disposal. At June 30, 2004 the Company expects to pay an additional $398,000 during 2004, primarily for disposition of waste removed from the facility following discontinuation of commercial operations.

The Company believes that cash on hand, short term investments, and cash flow from operations, augmented as needed by periodic borrowings under the line of credit, will be sufficient to meet the Company's cash needs for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets, as management takes a preservation of capital approach to investments and does not hold long term or speculative investments. At June 30, 2004 approximately $9,600,000 was held in investment accounts whose maturity ranged from overnight to three months. Together these items earn interest at approximately 1%, and comprise 13% of assets.

The Company does have interest rate risk on debt instruments. In October 2002, the Company substantially refinanced the 8.25% fixed rate $8,500,000 Industrial Revenue Bond with a $7,000,000 five year term loan from the Company's primary lender. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin based on the Company's performance. At June 30, 2004 the interest rate incurred on the term loan had increased from 3.5% at December 31, 2003 to 3.81% on the outstanding term loan balance of $4,783,000. The term loan interest expense is currently fixed at 3.81% through November 18, 2004. A hypothetical increase of 1% in interest rates would increase annual interest expense paid by the Company by approximately $41,000.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this quarterly report, Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's Exchange Act filings.

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending June 30, 2004, there were no significant changes to internal controls or in other factors that could significantly affect these internal controls.

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

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The opening appellate brief was filed March 15, 2004. The State was granted an extension to file its opposition brief. The Company expects this brief and its subsequent reply brief to be filed in 2004, and that oral arguments will be held in early to mid 2005.

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

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State of Nebraska subsequently appealed this judgment. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On April 21, 2004, the Eighth Circuit Court of Appeals denied Nebraska's petition for rehearing en banc. On July 16, 2004, the State of Nebraska petitioned the U.S. Supreme Court to review the Court of Appeals' judgment.

No assurance can be given that the U.S. Supreme Court will deny the petition for review, that if the case is heard by the U.S. Supreme Court the plaintiffs will prevail, or that US Ecology will recover its contributions or interest thereon.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                              None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 20, 2004. On the record date of March 31, 2004 there were 17,175,150 shares of common stock. At the meeting the Company's nominees for Director were all elected to the Board, and the selection of Moss Adams LLP as the Company's independent auditor was ratified. The voting on the two items was as follows:

      Nominee for Director              For           Withheld
      ------------------------          ---           --------

David B. Anderson                    16,788,951         49,907
Rotchford L. Barker                  16,768,337         70,521
Roy C. Eliff                         16,789,983         48,875
Edward F. Heil                       16,789,983         48,875
Stephen A. Romano                    16,789,983         48,875
Jimmy D. Ross                        16,788,954         49,904
Stephen M. Schutt                    16,782,908         55,950

Ratification of Moss Adams LLP
------------------------------

For                                  16,768,504
Against                                  12,841
Abstain                                  57,513

ITEM 5.  OTHER INFORMATION.

On June 30, 2004, the Company's unaffiliated market capitalization was $134,000,000. As the Company's unaffiliated market capitalization was greater than $75,000,000 at the end of its second quarter, the Company will become an accelerated filer with the SEC effective January 1, 2005.

Due to the increase in the Company's unaffiliated market capitalization, the Company will now be required to comply with Section 404 of the Corporate Reform Act of 2002 (a.k.a. Sarbanes-Oxley). Section 404 requires that the Company design, document, implement and test internal controls consistent with guidelines issued by the Public Company Accounting Oversight Board ("PCAOB") and the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company is investing a significant effort into complying with the requirements of Section 404 and has retained independent consultants and contractors to assist in this effort. The Company currently expects to spend at least $100,000 and devote substantial resources to this effort in the 2nd half of 2004, however, the cost and resources required may increase significantly. Given the scope and requirements of Section 404 and the recent date of the commencement of this compliance effort based on the Company's increased market capitalization, no assurance can be given that the Company will have all of its internal controls designed, documented, implemented, and tested in time for its external auditors to perform the independent tests required under current rules and regulations.

On July 30, 2004 the Company terminated Mellon Investor Services as its transfer agent and, as of August 2, 2004, engaged American Stock Transfer & Trust Company ("AST") as the transfer agent for Company stock. The Company believes that AST will increase the level of service for our shareholders while decreasing the cost of transfer agent services to the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     The following exhibits are filed as part of this report:

------------------------------------------------------------------------------------------------------
Exhibit No.                           Description
-----------  -----------------------------------------------------------------------------------------
   31.1      Certifications of June 30, 2004 Form 10-Q by Chief Executive Officer dated August 3, 2004
-----------  -----------------------------------------------------------------------------------------
   31.2      Certifications of June 30, 2004 Form 10-Q by Chief Financial Officer dated August 3, 2004
-----------  -----------------------------------------------------------------------------------------
   32.1      Certifications of June 30, 2004 Form 10-Q by Chief Executive Officer dated August 3, 2004
-----------  -----------------------------------------------------------------------------------------
   32.2      Certifications of June 30, 2004 Form 10-Q by Chief Financial Officer dated August 3, 2004
------------------------------------------------------------------------------------------------------

     (b)     Reports on Form 8-K.

               Press Release, dated April 20, 2004, entitled "AMERICAN ECOLOGY POSTS $3.4 MILLION FIRST QUARTER OPERATING INCOME"
               Press Release, dated June 1, 2004, entitled "AMERICAN ECOLOGY ANNOUNCES 5 YEAR RENEWAL OF ARMY CORPS OF ENGINEERS DISPOSAL CONTRACT "
               Press Release, dated July 1, 2004, entitled "AMERICAN ECOLOGY ANNOUNCES SALE OF OAK RIDGE, TENNESSEE ASSEETS TO TOXCO, INC." Form 8-K dated July 2, 2004 disclosing partial disruption of service at American Ecology's Robstown, Texas facility due to a fire in the permitted containment building.
               Press Release, dated July 20, 2004, entitled "AMERICAN ECOLOGY SECOND QUARTER OPERATING INCOME UP 41% TO $3.8 MILLION"


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN ECOLOGY CORPORATION
                                 (Registrant)


Date:  August 3, 2004            By:/s/ Stephen A. Romano
                                 ------------------------
                                 Stephen A. Romano
                                 President, Chief Executive Officer
                                 and Chief Operating Officer

Date:  August 3, 2004            By:/s/ James R. Baumgardner
                                 ---------------------------
                                 James R. Baumgardner
                                 Senior Vice President, Chief Financial Officer,
                                 Secretary and Treasurer

                                           EXHIBIT INDEX

Exhibit                                     Description
-------                                     -----------

 31.1    Certifications of June 30, 2004 Form 10-Q by Chief Executive Officer dated August 3, 2004
 31.2    Certifications of June 30, 2004 Form 10-Q by Chief Financial Officer dated August 3, 2004
 32.1    Certifications of June 30, 2004 Form 10-Q by Chief Executive Officer dated August 3, 2004
 32.2    Certifications of June 30, 2004 Form 10-Q by Chief Financial Officer dated August 3, 2004