Form 10-Q
period 2004-09-30
AMERICAN ECOLOGY CORP
filed 2004-11-05
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes [_]   No [X]

At November 4, 2004 Registrant had outstanding 17,380,203 shares of its Common Stock.

                               AMERICAN ECOLOGY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q FOR THE
                          THREE MONTHS ENDED SEPTEMBER 30, 2004


                                    TABLE OF CONTENTS


                              PART I.  FINANCIAL INFORMATION


                                                                                     PAGE

Item 1. Financial Statements

        Consolidated Balance Sheets
         (Unaudited)                                                                    4

        Consolidated Statements of Operations
         (Unaudited)                                                                    5

        Consolidated Statements of Cash Flows
         (Unaudited)                                                                    6

        Notes to Consolidated Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                     16

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     27

Item 4. Controls and Procedures                                                        28

                                PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                              28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                    29

Item 3. Defaults Upon Senior Securities                                                29

Item 4. Submission of Matters to a Vote of Security Holders                            29

Item 5. Other Information                                                              29

Item 6. Exhibits                                                                       30

        Signatures                                                                     30

OFFICERS
--------
Stephen A. Romano                               CORPORATE OFFICE
Chief Executive Officer, President and Chief    ----------------
Operating Officer                               Lakepointe Centre I
                                                American Ecology Corporation
                                                300 East Mallard Drive, Suite 300
James R. Baumgardner                            Boise, Idaho 83706
Senior Vice President, Chief Financial Officer  (208) 331-8400
Treasurer and Secretary                         (208) 331-7900 (fax)
                                                www.americanecology.com
                                                -----------------------
Michael J. Gilberg
Vice President and Controller
                                                COMMON STOCK
                                                ------------
Steven D. Welling                               American Ecology Corporation's common stock
Vice President, Sales & Marketing               trades on the Nasdaq National Market under the
                                                symbol ECOL.
John M. Cooper
Vice President and Chief Information Officer
                                                FINANCIAL REPORTS
                                                -----------------
DIRECTORS                                       A copy of American Ecology Corporation
---------                                       Annual and Quarterly Reports, as filed on Form 10-K
Rotchford L. Barker, Chairman                   and 10-Q with the Securities and Exchange
Independent Businessman                         Commission, may be obtained by writing:
                                                Lakepointe Centre I
David B. Anderson                               300 E. Mallard, Suite 300
President, Highland Capital Enterprises Corp.   Boise, Idaho 83706
                                                or at www.americanecology.com
Roy C. Eliff                                          -----------------------
Independent Businessman
                                                TRANSFER AGENT
                                                --------------
Edward F. Heil                                  American Stock Transfer & Trust Company
Independent Businessman                         59 Maiden Lane
                                                New York, New York 10038
Stephen A. Romano                               (718) 921-8289
Chief Executive Officer, President and Chief    or at www.amstock.com
Operating Officer                                     ---------------

General Jimmy D. Ross                           AUDITOR
U.S. Army, Retired                              -------
                                                Moss Adams LLP
Stephen M. Schutt                               1001 Fourth Avenue, Suite 2900
Vice President, Nuclear Fuel Services, Inc.     Seattle, WA  98154

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS.

                                            AMERICAN ECOLOGY CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED) ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                            September 30, 2004    December 31, 2003
                                                                           --------------------  -------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $             9,712   $            6,674
  Short term investments                                                                 4,989                   --
  Receivables, net                                                                       8,328               12,596
  Prepayments and other                                                                  1,263                1,051
  Deferred income taxes                                                                  1,323                3,222
  Assets held for sale or closure                                                           43                  938
                                                                           --------------------  -------------------
    Total current assets                                                                25,658               24,481

Property and equipment, net                                                             27,445               28,317
Facility development costs                                                               6,478                6,478
Other assets                                                                               655                  731
Prepaid income taxes                                                                       225                   --
Deferred income taxes                                                                   16,284                5,062
Assets held for sale or closure                                                             --                1,557
                                                                           --------------------  -------------------
    Total assets                                                           $            76,745   $           66,626
                                                                           ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                        $             1,456   $            1,475
  Accounts payable                                                                       2,016                1,678
  Accrued liabilities                                                                    6,446                4,788
  Dividend payable on common stock                                                       4,345                   --
  Accrued closure and post closure obligation, current portion                           1,828                1,828
  Current liabilities of assets held for sale or closure                                   111                1,907
                                                                           --------------------  -------------------
    Total current liabilities                                                           16,202               11,676

Long term debt                                                                           3,099                4,200
Long term accrued liabilities                                                              474                  454
Accrued closure and post closure obligation, excluding current portion                   9,294                9,296
Liabilities of assets held for sale or closure, excluding current portion                   --                4,649
                                                                           --------------------  -------------------
    Total liabilities                                                                   29,069               30,275
                                                                           --------------------  -------------------

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized
  Common stock, $.01 par value, 50,000,000 authorized,
    17,380,203 and 17,033,118  shares issued and outstanding                               174                  170
  Additional paid-in capital                                                            50,316               54,824
  Accumulated deficit                                                                   (2,814)             (18,643)
                                                                           --------------------  -------------------
    Total shareholders' equity                                                          47,676               36,351
                                                                           --------------------  -------------------

Total Liabilities and Shareholders' Equity                                 $            76,745   $           66,626
                                                                           ====================  ===================

See notes to consolidated financial statements.

                                           AMERICAN ECOLOGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                   2004         2003         2004        2003
                                                                -----------  -----------  ----------  -----------
Revenue                                                         $   12,929   $   17,324   $  40,629   $   40,115
Direct operating costs                                               7,396       10,383      22,457       22,423
                                                                -----------  -----------  ----------  -----------

Gross profit                                                         5,533        6,941      18,172       17,692
Selling, general and administrative expenses                         2,967        3,302       8,417       11,088
                                                                -----------  -----------  ----------  -----------
Operating income                                                     2,566        3,639       9,755        6,604

Interest income                                                         52          312         133          334
Interest expense                                                        48           60         146          219
Loss on write off of Ward Valley facility development costs             --           --          --       20,951
Other income                                                             9           20          74          113
                                                                -----------  -----------  ----------  -----------

Income (loss) before income tax and discontinued operations          2,579        3,911       9,816      (14,119)
Income tax expense (benefit)                                           884           18      (9,290)          73
                                                                -----------  -----------  ----------  -----------

Income (loss) before discontinued operations                         1,695        3,893      19,106      (14,192)
Gain (loss) from discontinued operations - El Centro Landfill           --          (15)         --        4,945
Gain (loss) from discontinued operations - Oak Ridge Facility           (1)        (400)      1,068       (2,429)
                                                                -----------  -----------  ----------  -----------

Net income (loss)                                                    1,694        3,478      20,174      (11,676)
Preferred stock dividends                                               --           --          --           64
                                                                -----------  -----------  ----------  -----------

Net income (loss) available to common shareholders              $    1,694   $    3,478   $  20,174   $  (11,740)
                                                                ===========  ===========  ==========  ===========

Basic earnings (loss) from continuing operations                       .10          .23        1.12         (.86)
Basic earnings (loss) from discontinued operations                     .00         (.02)        .06          .15
                                                                -----------  -----------  ----------  -----------
Basic earnings (loss) per share                                 $      .10   $      .21   $    1.18   $     (.71)
                                                                ===========  ===========  ==========  ===========

Diluted earnings (loss) from continuing operations                     .10          .22        1.08         (.86)
Diluted earnings (loss) from discontinued operations                   .00         (.02)        .06          .15
                                                                -----------  -----------  ----------  -----------
Diluted earnings (loss) per share                               $      .10   $      .20   $    1.14   $     (.71)
                                                                ===========  ===========  ==========  ===========

Dividends paid per common share                                 $       --   $       --   $      --   $       --
                                                                ===========  ===========  ==========  ===========

See notes to consolidated financial statements.

                                      AMERICAN ECOLOGY CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED, $ IN 000'S)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                               2004           2003
                                                                           -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                                        $     20,174   $    (11,676)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, amortization, and accretion                                       4,508          5,324
  Income from discontinued operations                                            (1,068)        (2,516)
  Deferred tax asset                                                             (9,323)            --
  Write off of Ward Valley project                                                   --         20,951
Changes in assets and liabilities:
  Receivables                                                                     4,268         (2,907)
  Other assets                                                                     (152)          (758)
  Closure and post closure obligation                                              (773)          (803)
  Income taxes payable                                                             (226)           716
  Accounts payable and accrued liabilities                                        2,016          3,011
                                                                           -------------  -------------
    Net cash provided by operating activities                                    19,424         11,342

Cash flows from investing activities:
  Capital expenditures                                                           (2,964)        (4,941)
  Proceeds from sale of assets                                                      116             --
  Transfers from cash to short tem investment                                    (4,989)            --
                                                                           -------------  -------------
    Net cash used in investing activities                                        (7,837)        (4,941)

Cash flows from financing activities:
  Payments of indebtedness                                                       (1,120)        (2,667)
  Retirement of series D preferred stock                                             --         (6,406)
  Retirement of common stock warrants                                            (5,500)            --
  Stock options exercised                                                           996          3,671
                                                                           -------------  -------------
    Net cash used in financing activities                                        (5,624)        (5,402)
                                                                           -------------  -------------

Increase in cash and cash equivalents                                             5,963            999
Net cash provided by (used in) discontinued operations                           (2,925)         5,369
Cash and cash equivalents at beginning of period                                  6,674            135
                                                                           -------------  -------------
Cash and cash equivalents at end of period                                 $      9,712   $      6,503
                                                                           =============  =============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                 $        146   $        219
  Income taxes paid                                                                 274             96
Non-cash investing and financing activities:
  September 30 accrual of common stock dividend payable October 15, 2004   $      4,345             --
  Assets acquired through capital lease                                              --            167

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

                                                                    Three Months Ended       Nine Months Ended
                                                                 ------------------------  ----------------------
                                                                       September 30,           September 30
                                                                 ------------------------  ----------------------
             ($in thousands except per share amounts)               2004         2003        2004        2003
                                                                 -----------  -----------  ---------  -----------
Income (loss) before discontinued operations                     $    1,695   $    3,893   $  19,106  $  (14,192)
Income (loss) from operations of discontinued segments                   (1)        (415)      1,068       2,516
                                                                 -----------  -----------  ---------  -----------
Net income (loss)                                                     1,694        3,478      20,174     (11,676)
Preferred stock dividends                                                --           --          --          64
                                                                 -----------  -----------  ---------  -----------
Net income (loss) available to common shareholders               $    1,694   $    3,478   $  20,174  $  (11,740)
                                                                 ===========  ===========  =========  ===========

Weighted average shares outstanding-
  Common shares                                                      17,257       16,974      17,183      16,473
 Effect of dilutive shares
  Chase Bank Warrants                                                    --          732          --          --
  Stock Options                                                         527          172         488          --
                                                                 -----------  -----------  ---------  -----------

Average shares                                                       17,784       17,878      17,671      16,473
                                                                 ===========  ===========  =========  ===========

Basic earnings (loss) per share from continuing operations       $      .10   $      .23   $    1.12  $     (.86)
Basic earnings (loss) per share from discontinued operations            .00         (.02)        .06         .15
                                                                 -----------  -----------  ---------  -----------
Basic earnings (loss) per share                                  $      .10   $      .21   $    1.18  $     (.71)
                                                                 ===========  ===========  =========  ===========

Diluted earnings (loss) per share from continuing operations     $      .10   $      .22   $    1.08  $     (.86)
Diluted earnings (loss) per share from discontinued operations          .00         (.02)        .06         .15
                                                                 -----------  -----------  ---------  -----------
Diluted earnings (loss) per share                                $      .10   $      .20   $    1.14  $     (.71)
                                                                 ===========  ===========  =========  ===========

NOTE 3.  EQUITY

On August 31, 2004 the Company declared a dividend of $.25 per common share to stockholders of record on September 30, 2004 and payable October 15, 2004. The dividend was paid out of cash on hand and totaled $4,345,000.

On June 29, 2004 an affiliate of the Company subject to Section 16 of the 1934 Securities and Exchange Act (the

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

On February 17, 2004 the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The closing market price of the Company's common stock at February 17, 2004 was $6.99. The warrant had been issued in 1998 to the Company's former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company's shares outstanding, has been surrendered and will not be reissued. The warrant redemption reduced the Company's cash on hand by $5,500,000 and reduced Additional Paid in Capital by a like amount, with no effect on the Statement of Operations.

NOTE  4.  OPERATING  SEGMENTS

The Company operates within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, based on its internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities that are not accepting hazardous and/or radioactive waste or are proposed new disposal facilities that are now in litigation or subject to settlement agreement implementation.

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

                                             Operating     Non-Operating     Discontinued
                                              Disposal       Disposal       Processing and
                                             Facilities     Facilities      Field Services    Corporate     Total
THREE MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------
Revenue                                     $    12,923   $            6   $            --   $       --   $ 12,929
Direct operating cost                             7,289              107                --           --      7,396
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                               5,634             (101)               --           --      5,533
S,G&A                                             1,395                1                --        1,571      2,967
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                     4,239             (102)               --       (1,571)     2,566
Interest expense (income)                           (14)              --                --           10         (4)
Other income (expense)                               (1)              --                --           10          9
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                       4,252             (102)               --       (1,571)     2,579
Income tax expense                                   --               --                --          884        884


Discontinued operations                              --               --                (1)          --         (1)
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                 4,252             (102)               (1)      (2,455)     1,694
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and accretion   $     1,470   $            1   $            --   $        8   $  1,479
Capital Expenditures                        $       570   $           --   $            --   $       --   $    570
Total Assets                                $    35,751   $        6,534   $            43   $   34,417   $ 76,745
THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------
Revenue                                     $    17,319   $            5   $            --   $       --   $ 17,324
Direct operating cost                            10,260              123                --           --     10,383
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                               7,059             (118)               --           --      6,941
S,G&A                                             1,820                1                --        1,481      3,302
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                     5,239             (119)               --       (1,481)     3,639
Interest expense (income)                             1               --                --         (253)      (252)
Other income                                         (1)              21                --           --         20
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                       5,237              (98)               --       (1,228)     3,911
Income tax expense                                   --               --                --           18         18
Discontinued operations                             (15)              --              (400)          --       (415)
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                 5,222              (98)             (400)      (1,246)     3,478
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and accretion   $     1,495   $            4   $            --   $       10   $  1,509
Capital Expenditures                        $     1,790   $           --   $            --   $       --   $  1,790
Total Assets                                $    41,021   $        6,517   $         4,099   $   16,724   $ 68,361

                                             Operating     Non-Operating     Discontinued
                                              Disposal       Disposal       Processing and
                                             Facilities     Facilities      Field Services    Corporate     Total
NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------
Revenue                                     $    40,576   $           53   $            --   $       --   $ 40,629
Direct operating cost                            22,127              330                --           --     22,457
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              18,449             (277)               --           --     18,172
S,G&A                                             3,766               25                --        4,626      8,417
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    14,683             (302)               --       (4,626)     9,755
Interest expense (income)                           (39)              --                --           52         13
Other income (expense)                               17               19                --           38         74
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations                      14,739             (283)               --       (4,640)     9,816
Income tax expense (benefit)                         --               --                --       (9,290)    (9,290)
Discontinued operations                              --               --             1,068           --      1,068
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                14,739             (283)            1,068        4,650     20,174
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and accretion   $     4,479   $            5   $            --   $       24   $  4,508
Capital Expenditures                        $     2,932   $           --   $            --   $       32   $  2,964
Total Assets                                $    35,751   $        6,534   $            43   $   34,417   $ 76,745
NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------
Revenue                                     $    40,055   $           60   $            --   $       --   $ 40,115
Direct operating cost                            22,071              352                --           --     22,423
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              17,984             (292)               --           --     17,692
S,G&A                                             5,477            1,802                --        3,809     11,088
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    12,507           (2,094)               --       (3,809)     6,604
Interest expense (income)                            39               --                --         (154)      (115)


Other Income (expense)                               28               85                --           --        113
Write off of Ward Valley facility                    --           20,951                --           --     20,951
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
 and discontinued operations                     12,496          (22,960)               --       (3,655)   (14,119)
Income tax expense (benefit)                         --               --                --           73         73
Discontinued operations                           4,945               --            (2,429)          --      2,516
                                            ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                                17,441          (22,960)           (2,429)      (3,728)   (11,676)
                                            ============  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                                   $     5,398   $            6   $            --   $       30   $  5,434
Capital Expenditures                        $     5,853   $           23   $           451   $       --   $  6,327
Total Assets                                $    41,021   $        6,517   $         4,099   $   16,724   $ 68,361


NOTE  5.  STOCK  OPTION  PLANS

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three and nine months ended September 30, 2004 and 2003:

($in thousands)                                                      Three Months Ended        Nine Months Ended
                                                                  ------------------------  -----------------------
                                                                     2004         2003         2004         2003
                                                                  -----------  -----------  -----------  ----------
Net income (loss), as reported                                    $    1,694   $    3,478   $   20,174   $ (11,676)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                      (94)        (127)        (708)       (885)
                                                                  -----------  -----------  -----------  ----------
Pro forma net income (loss)                                       $    1,600   $    3,351   $   19,466   $ (12,561)
                                                                  ===========  ===========  ===========  ==========

EARNINGS (LOSS) PER SHARE:
   Basic - as reported                                            $      .10   $      .21   $     1.18   $    (.71)
                                                                  ===========  ===========  ===========  ==========
   Basic - pro forma                                              $      .09   $      .20   $     1.13   $    (.77)
                                                                  ===========  ===========  ===========  ==========
   Diluted - as reported                                          $      .10   $      .20   $     1.14   $    (.71)
                                                                  ===========  ===========  ===========  ==========
   Diluted - pro forma                                            $      .09   $      .19   $     1.10   $    (.77)
                                                                  ===========  ===========  ===========  ==========

The stock option plan summary and changes during the three and nine months ended September 30 are as follows:

                                                                    Three Months Ended        Nine Months Ended
                                                                 ------------------------  ------------------------
                                                                    2004         2003         2004         2003
                                                                 -----------  -----------  -----------  -----------
Options outstanding, beginning of period                          1,091,281    1,470,724    1,266,281      753,150
Granted                                                                  --           --       57,500      813,724
Exercised                                                          (167,573)          --     (345,073)     (68,500)
Canceled                                                                 --       (2,000)     (55,000)     (29,650)
                                                                 -----------  -----------  -----------  -----------
Options outstanding, end of period                                  923,708    1,468,724      923,708    1,468,724
                                                                 ===========  ===========  ===========  ===========

Weighted average exercise price of options, beginning of period  $     4.05   $     3.90   $     3.90   $     3.42
Weighted average exercise price of options granted               $       --   $       --   $     9.20   $     4.30
Weighted average exercise price of options exercised             $     2.59   $       --   $     2.69   $     1.68
Weighted average exercise price of options canceled              $       --   $     2.30   $    10.13   $     7.35
Weighted average exercise price of options, end of period        $     4.31   $     3.90   $     4.31   $     3.90

Options exercisable at end of period                                618,368      936,692      618,368      936,692
                                                                 ===========  ===========  ===========  ===========



Options available for future grant at end of period                 507,176      418,776      507,176      418,776
                                                                 ===========  ===========  ===========  ===========

The following table summarizes information about the stock options outstanding under the Company's option plans as of September 30, 2004:

                       Weighted average                      Weighted                        Weighted
Range of exercise   remaining contractual     Number     average exercise     Number     average exercise
price per share          life(years)        outstanding   priceper share    exercisable   priceper share
------------------  ----------------------  -----------  -----------------  -----------  -----------------
1.00 - $1.47                          3.1       37,500  $            1.32       37,500  $            1.32
1.60 - $2.25                          4.1       38,500  $            2.14       38,500  $            2.14
2.42 - $3.50                          7.9      266,109  $            2.87      157,318  $            2.78
3.75 - $5.00                          7.1      384,846  $            4.29      257,923  $            4.19
6.50                                  8.4      139,253  $            6.50       69,627  $            6.50
9.20                                  9.6       57,500  $            9.20       57,500  $            9.20
                                            -----------                     -----------
                                                923,708                         618,368
                                            ===========                     ===========

As of September 30, 2004, the 1992 Stock Option Plan for Employees had options outstanding to purchase 575,208 common shares with 188,976 shares remaining available for issuance under option grants. As of September 30, 2004 the 1992 Stock Option Plan for Directors had options outstanding to purchase 348,500 common shares with 318,200 shares remaining available for issuance under option grants.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30:

                                                              2004        2003
                                                           ----------  -----------
          Expected volatility                                     73%      83-105%
          Risk-free interest rates                              4.72%   3.75-4.25%
          Expected lives                                    10 years     10 years
          Dividend yield                                           0%           0%
          Weighted-average fair value of options granted
          during the quarter (Black-Scholes)               $      --   $       --

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

Following the June 30, 2004 sale of the discontinued Oak Ridge Processing Facility, management reassessed the valuation allowance and determined that all of the Company's deferred tax assets would likely be utilized prior to expiration. The following income tax (benefit) expense was recognized for the three and nine months ended September 30, 2004:

                                                      Three Months Ended       Nine Months Ended
                                                    ----------------------  ----------------------
                                                       2004        2003        2004        2003
                                                    ----------  ----------  -----------  ---------
Current state income tax expense                    $       48  $       18  $       48   $      73
Deferred federal income tax expense                        836          --       3,716          --


Reversal of deferred tax asset valuation allowance          --          --     (13,054)         --
                                                    ----------  ----------  -----------  ---------
Income tax (benefit) expense                        $      884  $       18  $   (9,290)  $      73
                                                    ==========  ==========  ===========  =========

The Company's deferred tax asset is primarily composed of net operating loss carryforwards of approximately $40,000,000 which begin to expire in 2006.

NOTE 7.  LITIGATION

Significant developments have occurred on the following legal matters since December 31, 2003:

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, subsidiary US Ecology, Inc. sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million stemming from the State's alleged abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. On March 26, 2003, the Superior Court issued a decision against the Company. Based on the uncertainty of recovery following the Superior Court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The opening appellate brief was filed March 15, 2004. The State's Respondents' Brief was filed on October 15, 2004. The Company expects its reply brief to be filed in 2004, and that oral arguments will be held in early to mid 2005. No assurance can be given that the Company will prevail on appeal or reach a settlement to recover any portion of its investment.

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact ("CIC") to obtain declaratory relief and damages. In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The State of Nebraska subsequently appealed. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling. On April 21, 2004, the Eighth Circuit Court of Appeals denied Nebraska's petition for rehearing. On July 16, 2004, the State of Nebraska petitioned the U.S. Supreme Court to review the Court of Appeals' judgment.

On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to legislative appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment. The State also agreed to dismiss its petition for U.S. Supreme Court review.

The Company continues to maintain a $6.5 million asset on its balance sheet and anticipates recording a settlement gain in Other Income when it and the CIC agree on the Company's specific share of the settlement and payment arrangements. The Company continues to maintain the proposed Butte, Nebraska LLRW disposal site for development in the event Nebraska does not fulfill its settlement obligations. Work to maintain the Butte site and licensing information is being performed by the Company under a contract with the CIC.

No assurance can be given that the Nebraska legislature will appropriate the required payments or that the CIC will timely pay US Ecology's fair share of the proceeds. The Company believes, however, that it is more not likely than not that the State will make the required payments and that the Company will obtain its fair share from the CIC based on a specific amount and payment arrangements to be determined in future discussions with the CIC.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan ("MIP"). The Plan provides for selected participants to receive bonuses based on pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income exceeds $12,000,000 including all costs for the MIP. During the three and nine months ended September 30, 2004, the Company accrued $267,000 and $881,000 for the MIP to be paid to the selected participants if pre-tax operating income exceeds $12,000,000 for 2004.

The July 1, 2004 fire at the Company's Robstown, Texas facility damaged Property and Equipment with a net book value of $675,000. As of September 30, 2004 an impairment had not yet been recognized pending more detailed information on the amount of the impairment. See Note 12 for further information regarding the fire and related insurance coverages.

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

Changes to reported closure and post closure obligations were as follows ($ in thousands):

                                  Accrued Closure and      Closure Obligation of Assets    Total Closure and Post
                                Post Closure Obligation      Held for Sale or Closure       Closure Obligations
                               -------------------------  ------------------------------  ------------------------
January 1, 2004 obligation     $                 11,124   $                       4,621   $                15,745
Accretion of obligation                             771                              34                       805
Payment of obligation                              (709)                            (44)                     (753)
Adjustment of obligation                            (64)                         (4,611)                   (4,675)
                               -------------------------  ------------------------------  ------------------------
September 30, 2004 obligation  $                 11,122   $                          --   $                11,122
                               =========================  ==============================  ========================

At September 30, 2004, $81,000 of pledged cash and investment securities were legally restricted for purposes of meeting closure and post closure obligations.

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

As of September 30, 2004, "Assets held for sale or closure" consisted of certain assets and liabilities (e.g. trade payables and accrued liabilities) of the discontinued Oak Ridge operations which were retained by the Company subsequent to the June 30, 2004 sale. Accordingly, the revenue, costs, expenses and cash flows for the Oak Ridge operation have been excluded from results of continuing operations results and reported as "Gain (loss) from discontinued operations" and "Net cash provided by (used in) discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of September 30, 2004 are as follows ($ in thousands):

                                             Discontinued Operations
                                      September 30, 2004   December 31, 2003
Current assets
--------------
    Current assets                    $                43  $              386
    Property & equipment, net                          --                 552
                                      -------------------  ------------------
                                                       43                 938
                                      ===================  ==================
Non-current assets
------------------
    Property, plant & equipment, net                   --               1,508
    Other                                              --                  49
                                      -------------------  ------------------
                                                       --               1,557
                                      ===================  ==================
Current liabilities
-------------------
    Accounts payable & accruals                       111               1,870
    Current portion long term debt                     --                  37
                                      -------------------  ------------------
                                                      111               1,907
                                      ===================  ==================
Non-current liabilities
-----------------------
    Closure/post closure obligations                   --               4,621
    Long-term debt                                     --                  23
    Other                                              --                   5
                                      -------------------  ------------------
                                                       --               4,649
                                      ===================  ==================

Operating results for the discontinued operations were as follows for three and nine months ending September 30:

($in thousands)                           Processing and Field    El Centro Disposal    Total Discontinued
                                          Services Operations          Facility             Operations
Three months ending September 30, 2004
--------------------------------------
Revenues, net                            $                  --   $                --   $                --
Operating income (loss)                                     (1)                   --                    (1)
Net income (loss)                                           (1)                   --                    (1)
Basic earnings (loss) per share                            .00                   .--                   .00
Diluted earnings (loss) per share                          .00                   .--                   .00

Three months ending September 30, 2003
--------------------------------------
Revenues, net                            $                 (22)  $                (7)  $               (29)
Operating income (loss)                                   (556)                  (15)                 (571)
Net income (loss)                                         (400)                  (15)                 (415)
Basic earnings (loss) per share                           (.02)                 (.00)                 (.02)
Diluted earnings (loss) per share                         (.02)                 (.00)                 (.02)

Nine months ending September 30, 2004
-------------------------------------
Revenues, net                            $                  --   $                --   $                --
Operating income (loss)                                    138                    --                   138
Net income (loss)                                        1,068                    --                 1,068
Basic earnings (loss) per share                            .06                   .--                   .06
Diluted earnings (loss) per share                          .06                   .--                   .06

Nine months ending September 30, 2003
-------------------------------------
Revenues, net                            $               1,997   $               462   $             2,459
Operating income (loss)                                 (2,349)                   59                (2,290)
Net income (loss)                                       (2,429)                4,945                 2,516
Basic earnings (loss) per share                           (.14)                  .29                   .15
Diluted earnings (loss) per share                         (.14)                  .29                   .15

Costs incurred at the Oak Ridge facility during the three and nine months ended September 30, 2004 and 2003 are summarized as follows:

($in thousands)                                                        Three Months        Nine Months
                                                                     ----------------  -----------------
                                                                       2004     2003     2004      2003
                                                                     -------  -------  --------  -------
Net operating costs in excess of previous accruals                   $   21   $   400  $   163   $   828
Additional impairment of property and equipment                          --        --       --       225
Accounts receivable collected in excess of valuation allowance           (9)       --     (274)       --
Gain on sale of facility                                                 --        --     (930)       --
Increase (decrease) in estimated cost to dispose of removed waste       (11)       --      (27)    1,376
                                                                     -------  -------  --------  -------

Net loss (income) for the three and nine months ended September 30   $    1   $   400  $(1,068)  $ 2,429
                                                                     =======  =======  ========  =======

Cost adjustments for Oak Ridge facility on-site activities and removed waste disposal liabilities are as follows:

($in thousands)            December 31, 2003  Cash Payments   Adjustments   September 30, 2004
                           -----------------  --------------  ------------  ------------------
Waste disposal liability                 623           (485)          (27)                 111
On-site discontinued
operation cost liability                 442           (469)           27                   --

                           December 31, 2002  Cash Payments   Adjustments   September 30, 2003
                           -----------------  --------------  ------------  ------------------

Waste disposal liability               1,827         (3,089)        3,923                2,661
On-site discontinued
operation cost liability               1,800         (2,296)          828                  332

The adjustments represent differences between the estimated costs accrued at December 31, actual costs incurred during the first nine months, and changes in estimated future costs for disposition of previously removed waste.

NOTE 11. SHORT TERM INVESTMENTS

In April 2004, the Company began investing cash not needed for operations in quasi governmental securities such as securities issued by the Federal Home Loan Bank. The Company classifies investments with a maturity on the date of purchase greater than 30 days but less than one year as Short term investments.

NOTE 12. PARTIAL SERVICE INTERRUPTION AT ROBSTOWN, TEXAS FACILITY

Hazardous waste treatment operations at the Company's Robstown Texas facility were suspended following a July 1, 2004 fire in the facility's waste treatment building. Treatment revenue previously represented approximately 50% of the Texas facility's revenue. Direct disposal operations, which continued without interruption after the fire, generate the balance of the facility's revenue. While the Company is insured for property and equipment damage and business interruption, insurance deductibles, operational upgrades, and loss of customer business will continue to negatively impact the Texas facility's financial performance. The Company is seeking to restore limited treatment services in late 2004, but currently does not expect a complete resumption of treatment service until late in the first half of 2005.

The Robstown facility received a June 2004 notice of enforcement from the Texas regulatory agency regarding its operations which was later expanded to address the July 1, 2004 fire. On September 27, 2004 the Texas Commission on
Environmental Quality ("TCEQ") proposed an agreed order which included an administrative penalty of $138,000. This amount has been recognized by the Company in the quarter ended September 30, 2004.

The July 1, 2004 fire damaged Property and Equipment with a net book value of $675,000. Due to the incomplete information available to the Company, a detailed estimate of the impairment is not yet available and no impairment has been recognized. The Company has ceased depreciating the Property and Equipment involved in the fire.

The Company recently filed a claim under the property insurance. Due to the incomplete information and uncertainties regarding the cost of restoring treatment services, no estimate of the amount of property insurance proceeds is currently available and no amount for property insurance has been recognized.

The Company has also filed $769,000 in claims under its business interruption insurance policy for July, August and September 2004 Texas operations. The insurance carrier has not yet responded to the claims. The Company does anticipate recognizing the value of the claims after the insurance carrier begins accepting them or confirms the amounts.

NOTE 13. SUBSEQUENT EVENTS

On November 1, 2004, without action taken by either the Company, or the Company's CFO or Controller, the employment agreements with the two executives were automatically extended to December 31, 2005 in accordance with the February 2003 employment agreements. As of November 1, 2004 the commitment for three employment contracts is for aggregate minimum annual salaries of $484,000 through December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, the impact of the fire at the Robstown, Texas facility including insurance company acceptance of the related claims, compliance with and changes to applicable laws, regulations and permits, enforcement actions, exposure to and results of litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor disputes, general economic conditions, and loss or diminution of major contracts. The Form 10-K for the year ending December 31, 2003 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimates," "project," "plans," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on management's current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2003.

Unless otherwise described, changes discussed relate to the increase or decrease from the three and nine month periods ended September 30, 2003 to the three and nine month periods ended September 30, 2004.

INTRODUCTION
------------

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to nuclear power plants, oil refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's four fixed waste disposal facilities. The Company's offers a diverse, nationally unique service mix. The Company and its predecessors have been in business for 52 years.

A significant portion of the Company's revenue is attributable to discrete waste clean-up projects ("Event Business") which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This, combined with variability in the Company's service mix, can produce large quarter to quarter swings. Management's strategy is to continue expanding its recurring customer business ("Base Business") while simultaneously securing both large and small Event Business projects. When the Company's Base Business covers fixed costs, much of the Event Business revenue falls through to the bottom line. This strategy takes advantage of the largely fixed cost nature of the business.

OVERALL COMPANY PERFORMANCE
---------------------------

The Company's financial performance, as measured by operating income for the nine months ended September 30, 2004, was substantially improved over the first nine months of 2003. Management believes this is the result of focused execution of its business plan and a generally stronger economy. Quarter to quarter and year-to-date to year-to-date comparisons are difficult due to the material effect of several events. These include significant litigation expenses in early 2003 and a related asset write off, costs to prepare and sell the Company's former Oak Ridge, Tennessee low-level radioactive waste processing operation, a related gain on the subsequent Oak Ridge asset sale in 2004, a gain on sale of the El Centro landfill assets in early 2003, the impact of a July 1, 2004 fire in the Texas facility's waste treatment building, and the recognition of income tax expense and reversal of the valuation allowance on the Company's deferred tax assets in 2004. These events are discussed in more detail below.

     Ward  Valley  Litigation  Expenses:  Following  an adverse California state
     -----------------------------------
court decision in March 2003, the Company wrote off $20,951,000 of facility development costs. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $0 and $1,786,000 were incurred and included in SG&A during the three and nine months ending September 30, 2003. Briefing is underway on the Company's appeal of the Ward Valley ruling. Minimal appeal costs are expected based on a fixed price plus success contingency legal representation agreement entered into and paid in July 2003.

Sale  of  El  Centro: In February 2003, the Company sold the El Centro municipal
---------------------
waste landfill to Allied Waste and recognized a $4,909,000 gain on sale. This gain was included in discontinued operations during the quarter ended March 31, 2003.

Oak  Ridge  Asset  Disposition:  In  December  2002,  the  Company  discontinued
-------------------------------
operations at its former Oak Ridge facility. During the three and nine months ended September 30, 2003, the Company incurred $400,000 and $2,429,000, respectively, for costs in excess of prior reserves to remove waste from the facility and prepare the facility for sale. This primarily reflected actual costs which became known when specific wastes were shipped off-site to third-party service providers.

On June 30, 2004 the Company sold substantially all of its Oak Ridge assets to Toxco, Inc ("Toxco"). Toxco received $1,650,000 in cash and $2,060,000 in property and equipment. In return, Toxco assumed $4,625,000 in estimated environmental and other liabilities. The Company recorded a $930,000 gain on sale of the facility which is included in the results of discontinued operations for the quarter ended June 30, 2004.

Income  Tax  Expense:  During 2002, the Company evaluated its deferred tax asset
---------------------
and offsetting valuation allowance and determined that it was probable that sufficient taxable income would be generated to utilize $8,284,000 of the deferred tax asset in the foreseeable future. During 2003, the $20,951,000 write-off of Ward Valley facility development costs resulted in a book and tax loss for 2003. As a result, no portion of the deferred tax asset was utilized. Based on re-evaluation of year-to-date 2004 pre-tax income, expectations of continued profitability, and sale of the Oak Ridge facility, the remaining valuation allowance was reversed at June 30, 2004. This resulted in an income tax expense (benefit) of $884,000 and ($9,290,000) for the three and nine months ended September 30, 2004. As of September 30, 2004, the Company's balance sheet reflects $17,607,000 in deferred tax assets.

Texas  Facility  Fire:  On  July  1, 2004 a fire occurred in the waste treatment
----------------------
building at the Company's Robstown, Texas facility, after which treatment operations were suspended. Waste treatment revenue previously comprised approximately 50% of the facility's revenue prior to the fire. The Company currently anticipates restoring limited treatment in late 2004 followed by full restoration of treatment services late in the first half of 2005. Discussions are underway with the State of Texas regarding the approval of a new building at the facility. The Company has fully expensed all fire related costs at the facility since the fire, including a $138,000 penalty proposed by the Texas Commission on Environmental Quality. Due to the uncertainty surrounding treatment service restoration and business interruption and property insurance proceeds, no impairment or insurance proceeds has been recognized as of September 30, 2004.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. Accounting for the July 1, 2004 Texas fire, Disposal Facility Accounting, Accounting for Discontinued Operations, Litigation, and Income Taxes involve subjective judgments, estimates and assumptions that would likely produce a materially different financial position and result of operations if different judgments, estimates, or assumptions were used. These matters are discussed below.

ACCOUNTING FOR THE JULY 1, 2004 TEXAS FIRE
On July 1, 2004 the fire in the waste treatment building resulted in a property claim due to Property and Equipment damaged in the fire. Due to uncertainties regarding restoration of treatment services and how the Company's insurance carrier will respond to the property and business interruption insurance claims, no proceeds have been recorded as of September 30, 2004.

As of September 30, 2004 the Company estimates that the maximum property and equipment impairment due to the fire would have been $675,000 if the damaged assets were fully impaired. As of September 30, 2004 the Company estimates that the maximum business interruption claim would have been $769,000 if the Company had a better basis to identify payment from the insurance carrier. As of September 30, 2004 the Company estimates that the maximum property insurance claim would have been $1,200,000 if the Company had a better basis to identify payment from the insurance carrier.

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

December 31, 2002. Approximately $442,000 of expenses were recognized as of December 31, 2003 under EITF 94-3 that would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002. During the three and nine months ended September, 2004, the Company incurred $0 and $442,000 of the expenses recognized under EITF 94-3 as of December 31, 2003.

During the three and nine months ended September 30, 2004, the Company reduced the allowance for doubtful accounts of its former Oak Ridge business by $9,000 and $274,000. This reflected collection of accounts receivable in excess of previous allowances for doubtful accounts. At September 30, 2004 the Company was continuing efforts to collect the remaining $32,000 of accounts receivable, all of which is included in its allowance for doubtful accounts.

LITIGATION

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During the quarter ended March 31, 2003, the Company wrote off $20,951,000 due to an adverse State trial court decision which cast substantial doubt on the Company's ability to recover its investment in the Ward Valley, California disposal project. Briefing is underway of the Company's appeal of the trial court's ruling.

The U.S. District Court for the District of Nebraska entered judgment against the State of Nebraska in favor of the Central Interstate Compact and other plaintiffs including the Company. The Company's share of the judgment was $12.3 million. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State of Nebraska subsequently appealed this judgment. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling. On April 21, 2004 the Eighth Circuit Court of Appeals denied Nebraska's subsequent request for a Court of Appeals rehearing. On July 16, 2004 the State of Nebraska petitioned the U.S. Supreme Court to review the Court of Appeals judgment.

On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to legislative appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment. The State also agreed to dismiss its petition for U.S. Supreme Court review.

The Company continues to maintain a $6.5 million asset on its balance sheet and anticipates recording a settlement gain in Other Income when it and the CIC agree on the Company's specific share of the settlement and payment arrangements. The Company continues to maintain the proposed Butte, Nebraska LLRW disposal site for development in the event Nebraska does not fulfill its settlement obligations. Work to maintain the Butte site and licensing information is being performed by the Company under a contract with the CIC.

No assurance can be given that the Company will recover its investment in the California project, or that the Nebraska legislature will appropriate the required payments and the CIC will timely pay US Ecology's fair share of the proceeds. The Company believes that it is more not likely than not that the State of Nebraska will make the required payments and that the Company will obtain its fair share from the CIC based on a specific amount and payment arrangements to be determined in future discussions with the CIC. The decision to accrue costs or write off assets is based on specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's past belief that due to a history of tax losses, uncertainty regarding the disposition of the Oak Ridge assets, and prospects for the Company's business at that time, it would likely not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance was based on management's contemporaneous evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. During 2002, the Company assessed the valuation allowance and reversed approximately $8,284,000 of the valuation allowance that the Company expected to utilize in the foreseeable future. During 2003, the Company did not have tax or book income due to the write-off of the Ward Valley facility development asset. As a result, the Company did not utilize the deferred tax asset. At June 30, 2004, the Company reassessed the valuation allowance based on the sale of its Oak Ridge assets, 2004 year-to-date pretax income, and projections of continued profitability and reversed the remaining valuation allowance. This reversal resulted in an income tax expense (benefit) of $884,000 and $(9,290,000) for the three and nine months ended September 30, 2004.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

                                        Three Months Ended September 30   Nine Months Ended September 30
                                        -------------------------------   ------------------------------
($in 000's)                                   2004            2003             2004               2003
                                        --------------  --------------  ----------------  -----------------
                                           $       %       $       %       $        %         $        %
                                        -------  -----  -------  -----  --------  ------  ---------  ------
Revenue                                  12,929          17,324          40,629             40,115
Direct operating costs                    7,396  57.2%   10,383  59.9%   22,457    55.3%    22,423    55.9%
                                        -------         -------         --------          ---------

Gross profit                              5,533  42.8%    6,941  40.1%   18,172    44.7%    17,692    44.1%
SG & A                                    2,967  22.9%    3,302  19.1%    8,417    20.7%    11,088    27.6%
                                        -------         -------         --------          ---------

Income from operations                    2,566  19.8%    3,639  21.0%    9,755    24.0%     6,604    16.5%

Interest income                              52   0.4%      312   1.8%      133     0.3%       334     0.8%
Interest expense                             48   0.4%       60   0.3%      146     0.4%       219     0.5%
Loss on write off of Ward Valley             --   0.0%       --   0.0%       --     0.0%    20,951    52.2%
Other income                                  9   0.1%       20   0.1%       74     0.2%       113     0.3%
                                        -------         -------         --------          ---------

Net income (loss) before income taxes     2,579  19.9%    3,911  22.6%    9,816    24.2%   (14,119)  -35.2%
Income tax expense (benefit)                884   6.8%       18   0.1%   (9,290)  -22.9%        73     0.2%
                                        -------         -------         --------          ---------

Net income (loss) before discontinued
operations                                1,695  13.1%    3,893  22.5%   19,106    47.0%   (14,192)  -35.4%
                                        =======         =======         ========          =========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
------------------------------------------------------------

REVENUE
-------

For the three months ended September 30, 2004, the Company reported consolidated revenue of $12,929,000, a 25% decrease from the $17,324,000 reported for the same period in 2003. Hazardous waste disposal volumes decreased 5% and Average Selling Price ("ASP") decreased 12% from the same quarter last year. The decrease in waste volume was largely attributable to a fire at the Company's Robstown, Texas facility where waste receipts were off 61% from the same quarter last year due to the suspension of treatment services. The decrease in ASP reflects an increased percentage of revenue from lower priced services and the suspension of higher priced treatment services at the Robstown, Texas facility. Also contributing to the quarterly revenue decline was a 59% decrease in transportation revenue from the same quarter last year. Transportation revenue decreased to $2,142,000 during the third quarter of 2004. During the three months ending September 30, 2004 and 2003, revenue from a contract between the Company's Idaho facility and the U.S. Army Corps of Engineers accounted for $4,727,000 and $4,225,000 or 37% and 24% of revenue, respectively. The Army and other federal agencies continue to ship waste under a recently renewed five year contract to the Company's Grand View, Idaho facility. During the three months ending September 30, 2003, $5,400,000 or 31% of revenue represented work performed under one contract for a

New Jersey hazardous waste clean-up project.

Operating  Disposal  Facilities
-------------------------------

At the Richland, Washington LLRW disposal facility revenue increased for the three months ended September 30, 2004 from the same period in 2003 due to slightly increased shipments during 2004. For 2004, the Washington Utilities and Transportation Commission has approved a revenue requirement of $5,476,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business, of which $1,282,000 of this revenue was recorded in the three months ended September 30, 2004.

At the Grand View, Idaho disposal facility, slightly lower waste volumes and a 15% decrease in ASP from the same quarter last year pushed revenue lower. During the third quarter of 2003, the facility received $5,400,000, or 31% of revenue from a large New Jersey hazardous waste clean-up project. During the third quarter of 2004 the facility obtained new business to offset approximately 20% of the 2003 project revenue, but was unable to make up all of the lost revenue in the third quarter of 2004. However, revenue from the U.S. Army Corps of Engineers was up 12% over the same quarter last year.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 7% for the three months ended September 30, 2004 from the same period in 2003. The increased revenue reflects a 44% increase in waste volumes partially offset by a 26% decrease in ASP. The increased volume was from both remediation projects and increased activity from base business customers. The lower ASP resulted from a higher percentage of waste being generated by lower-priced remediation projects.

At the Robstown, Texas hazardous treatment and disposal facility, revenue decreased 40% for the three months ended September 30, 2004 from the same period in 2003. The decreased revenue reflects a lower volume and ASP received at the site following the July 1, 2004 fire in the facility's waste treatment building. On-site waste treatment was suspended following the fire, however, direct disposal services continued without interruption. Small volumes of waste requiring treatment are still being received at the Texas facility for trans-shipment to the Company's Beatty, Nevada or Grand View, Idaho facilities.

DIRECT OPERATING COSTS
----------------------

For the three months ended September 30, 2004, consolidated direct operating costs decreased 25% to $7,396,000 compared to $10,383,000 for the same period in 2003. This primarily reflects decreased transportation costs. Relative revenue direct operating costs also decreased from 60% of revenue in the third quarter of 2003 to 57% for the same quarter this year.

Operating  Disposal  Facilities
-------------------------------

Direct costs at the Richland, Washington; Robstown, Texas; and Beatty, Nevada facilities essentially remained flat from the same quarter last year. The decrease in consolidated direct operating costs was largely driven by a decrease in direct costs at the Grand View, Idaho facility of $2,893,000. $3,140,000 of the decrease in direct operating costs at Grand View was due to decreased transportation costs, primarily on a large New Jersey remediation project completed in the fourth quarter of 2003.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the three months ended September 30, 2004 and 2003, the Company reported $22,000 and $8,000 of expenses on proposed development projects, and $87,000 and $114,000 of costs in 2004 and 2003 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

Lower quarterly revenue contributed to a 20% decrease in gross profit to $5,533,000 compared with a gross profit of $6,941,000 for the same quarter last year even while gross profit relative to revenue increased 3% from 40% to 43%. During the third quarter of 2003 the Company was performing the large New Jersey hazardous waste project and recognized $5,400,000 of relatively low margin revenue. Large remediation projects can increase earnings substantially while simultaneously decreasing gross margins, particularly when low margin transportation services are bundled with treatment and disposal services. This is consistent with the largely fixed cost nature of the disposal business, and the operating leverage gained by increased waste throughput. The Company seeks to maximize contribution margin and gross profit by controlling direct costs and increasing waste volumes.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the three months ended September 30, 2004, the Company reported SG&A of $2,967,000 (23% of revenue), a 10% decrease from the $3,289,000 (19% of revenue) for the same three months of 2003. This decrease is primarily the result of a $235,000 accrual for the termination of an employment contract during the quarter ended September 30, 2003 which did not recur in 2004.

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

Operating  Disposal  Facilities
-------------------------------

During the quarter ended September 30, 2004, Operating Disposal Facilities SG&A decreased $425,000. Business re-engineering, cost containment, and centralization of certain functions at the Boise corporate office which outweighed the recognition of the $138,000 proposed administrative penalty in Texas.

Corporate
---------
During the quarter ended September 30, 2004, Corporate SG&A increased $90,000. This primarily reflects $267,000 accrued for the Management Incentive Plan ("MIP") to be paid to selected participants if the Company's pre-tax operating income exceeds $12,000,000 including MIP costs. MIP and other costs related to the centralization of certain functions at the corporate office were offset by 2003 payroll and benefits costs for a terminated employment contract of $235,000. The Company continues its efforts to minimize Corporate SG&A through optimization of the centralized information and accounting systems and ongoing spending controls.

The Company is currently preparing to comply with the internal control requirements of Section 404 of the Corporate Reform Act of 2002 (a.k.a. Sarbanes-Oxley) and has retained independent consultants and contractors to assist in this effort. The Company spent approximately $100,000 during the quarter ended September 30, 2004 and expects to devote substantial resources to this effort in the fourth quarter of 2004 as well. Costs and resources required to comply with Section 404 may increase significantly.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to protect the Company's investment in disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended September 30, 2004 and 2003, the Company reported $1,000 and $1,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
-----------------------------------------------------------

REVENUE
-------

For the nine months ended September 30, 2004, the Company reported consolidated revenue of $40,629,000, a 1% increase over the $40,115,000 reported for the same period in 2003. Two of four disposal facilities generated higher revenue during the first three quarters of 2004 while the other two generated lower revenue. The overall higher revenue resulted from increased waste volumes and slightly lower average selling price ("ASP") for the Company's treatment and disposal services. At the three hazardous waste disposal facilities, volumes increased 7% over the same nine months last year. The increase in waste volume resulted from an increase in both recurring (or "Base") business and project (or "Event") work performed during the period. The slight decrease in year-to-date 2004 ASP reflected a less favorable mix of niche treatment and disposal business and a large, lower priced project performed during the first half of 2003. Year-to-date transportation revenue increased 7% from the same nine months last year, reaching $7,977,000. During the nine months ending September 30, 2004 and 2003, revenue from the Grand View, Idaho site's contract with the U.S. Army Corps of Engineers accounted for $13,693,000 and $12,083,000 or 34% and 30% of revenue, respectively. The Army and other federal agencies continue to ship waste under this contract, which was renewed by the Army for five years in the second quarter of 2004.

Operating  Disposal  Facilities
-------------------------------
At the Richland, Washington LLRW disposal facility revenue increased 4% for the nine months ended September 30, 2004 from the same period in 2003. This increase in revenue was due to slightly higher shipments of material that is not regulated by the Washington Utilities and Transportation Commission ("WUTC") for rate purposes. The WUTC has approved a 2004 revenue requirement of $5,476,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business. $3,875,000 of this revenue was recorded in the nine months ended September 30, 2004.

At the Grand View, Idaho disposal facility, the 2003 New Jersey hazardous waste project was partially replaced by other projects during 2004, causing a decrease in revenue of 5% from the same nine months last year. During the first nine months of 2004, the facility disposed of 13% more waste volume than in the same period last year but performed less work under higher dollar/lower margin percentage bundled transportation and disposal projects. Management expects the U.S. Army Corps of Engineers and other federal agencies to continue shipping to the Idaho facility under the five year contract extension.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 28% for the nine months ended September 30, 2004 from the same period in 2003. The increased revenue was due to a 53% increase in waste volume while average prices decreased by 9%. The increased volume was from both remediation projects and increased shipments from base business customers. The lower ASP resulted from a higher percentage of waste from remediation projects and wastes not requiring specialized treatment services (e.g. direct disposal wastes).

At the Robstown, Texas hazardous treatment and disposal facility, revenue decreased 5% for the nine months ended September 30, 2004 from the same period in 2003. The facility was consistently profitable each month of 2004 until the July 1, 2004 fire. The decreased revenue year to date reflects a lower volume and priced mix of wastes received at the facility following suspension of treatment services following the July 1, 2004 fire in the facility's containment building. Small volumes of waste requiring treatment are still being received at the facility for trans-shipment to the Company's Beatty, Nevada or Grand View, Idaho facilities.

DIRECT OPERATING COSTS
----------------------

For the nine months ended September 30, 2004, consolidated direct operating costs increased slightly to $22,457,000 (55% of revenue) compared to $22,423,000 (58% of revenue) for the same period in 2003. This primarily reflected a 7% increase in disposal volumes. Direct operating costs decreased slightly relative to revenue, reflecting a decrease in low margin transportation services provided in conjunction with disposal services. The Company continues its efforts to minimize direct costs through improved operational efficiency and ongoing cost controls pending restoration of treatment services.

Operating  Disposal  Facilities
-------------------------------

Direct costs at all four disposal facilities essentially remained flat from the same nine months last year with no facility having more than a 6% change in direct costs. During the nine months ended September 30, 2004 the Company reduced the costs of additives used to treat waste, resulting in lower variable costs for certain waste streams.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the nine months ended September 30, 2004 and 2003, the Company reported $44,000 and $32,000 in expenses on the California and Nebraska matters, and $286,000 and $320,000 in costs to remediate and/or monitor facilities subsequent to operational use.

GROSS  PROFIT
-------------

Slightly higher revenue and direct costs allowed the Company to generate a 3% increase in gross profit, pushing gross profit to $18,172,000, compared with a gross profit of $17,692,000 for the same nine months last year. Increased disposal volumes were offset by decreased depreciation and accretion expenses as the disposal facilities produced comparable earnings contribution due to the largely fixed cost nature of the disposal business. Gross margin decreased slightly to 41% of revenue compared to 44% of revenue due to the interruption of treatment services at the Robstown, Texas facility where revenue declined by 5% and direct costs increased 4%.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the nine months ended September 30, 2004, the Company reported SG&A of $8,417,000 (21% of revenue), a 24% decrease from the $11,088,000 (28% of revenue) for the same nine months of 2003. The decrease in SG&A primarily resulted from a $1,995,000 decrease in legal expenses incurred in 2003. Legal expenses for the first nine months of 2004 dropped to $180,000 compared to $2,135,000 in the first nine months of 2003. The Company has resolved multiple lawsuits, reducing legal fees and freeing up management time and resources to focus on other matters.

The Company incurred costs during 2003 to upgrade and centralize information and accounting systems. The cost of these business system upgrades was largely born in 2003, while the savings and efficiencies are being realized in 2004. The primary benefit is management access to more timely and detailed information.

Operating  Disposal  Facilities
-------------------------------

During the nine months ended September 30, 2004, Operating Disposal Facilities SG&A decreased $1,711,000 due to business reorganizations, cost containment efforts and centralization of certain functions at Corporate.

Corporate
---------

During the nine months ended September 30, 2004, Corporate SG&A increased $817,000. This includes $881,000 accrued for the Management Incentive Plan ("MIP") to be paid to selected participants if the Company's pre-tax operating income exceeds $12,000,000 including all costs associated with the MIP. Included in the 2003 Corporate SG&A is $235,000 in payroll and benefits for a terminated employment contract. The remaining increase in Corporate SG&A represents costs previously borne by the Operating Disposal Facilities and now assigned to Corporate.

The Company is currently in the process of complying with the internal control requirements of Section 404 of the Corporate Reform Act of 2002 (a.k.a.
Sarbanes-Oxley). The Company is investing a significant effort into complying with the requirements of Section 404 and has retained independent consultants and contractors to assist in this effort. The Company spent approximately $100,000 during the quarter ended September 30, 2004 and expects to devote substantial resources to this effort in the fourth quarter of 2004.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to recover the Company's investment in disposal site development projects in Ward Valley, California and Butte, Nebraska. For the nine months ended September 30, 2004 and 2003, the Company reported $22,000 and $1,802,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities. Substantially all of these expenses were legal costs associated with the Butte, Nebraska and Ward Valley, California matters.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
---------------------------------------------------------------------

INTEREST INCOME
---------------

For the three and nine months ended September 30, 2004, the Company earned $52,000 and $133,000 of interest income, a decrease from $312,000 and $334,000 in the same period of 2003. During the quarter ended September 30, 2003 the Company received a Federal tax refund plus interest of $302,000. During 2004 the Company has maintained substantially higher cash and short term investment balances. The Company typically earns minimal income based on prevailing market rates on short term investments and does not anticipate significant interest income in 2004. Beginning in the quarter ended June 30, 2004, the Company is investing in short term debt instruments of quasi governmental institutions such as the Federal Home Loan Bank. These investments have had maximum maturities of approximately three months and are expected to earn a slightly higher rate of return than the previous investments in overnight securities.

INTEREST  EXPENSE
-----------------

For the three and nine months ended September 30, 2004, the Company reported interest expense of $48,000 and $146,000, compared to $60,000 and $219,000 from the corresponding periods in 2003. This reflects a reduction in average debt outstanding by $1,900,000 from the nine months ending September 30, 2003 to 2004, offset by slightly higher interest rates. The interest rate paid on the outstanding term loan was fixed at 3.81%. This rate will be effective until November 18, 2004 at which time the Company and the bank will reset the interest rate. Additional reductions in interest expense may occur as debt balances continue to be paid down, however, the Company may experience increased interest expense if interest rates materially increase. At September 30, 2004, the line of credit had a zero balance.

OTHER INCOME (LOSS)
-------------------

Other Income is composed of the following ($ in thousands):

                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                            2004               2003              2004              2003
                                                    --------------------  --------------  ------------------  --------------
Data processing services                                             10               --                  44               8
Cash receipts for sale or rent of property rights                    --               20                  22             100
Other miscellaneous income, net                                      (1)              --                   8               5
                                                    --------------------  --------------  ------------------  --------------

Total other income (loss)                           $                 9   $           20  $               74  $          113
                                                    ====================  ==============  ==================  ==============

INCOME TAXES
------------

The components of the income tax provision (benefit) were as follows (in thousands):

                                                        Three Months Ended       Nine Months Ended
                                                    ------------------------  ----------------------
                                                        2004         2003        2004        2003
                                                    ------------  ----------  ----------  ----------
State income tax expense                            $         48  $       18  $      48   $       73
Federal income tax expense                                   836          --      3,716           --
Reversal of deferred tax asset valuation allowance            --          --    (12,931)          --
                                                    ------------  ----------  ----------  ----------
Income tax (benefit) expense                        $        884  $       18  $  (9,290)  $       73
                                                    ============  ==========  ==========  ==========

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results, and limitations on utilization of acquired net operating loss carry forwards for tax purposes. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. In 2002, the Company reevaluated the deferred tax asset valuation allowance, determined it was then more likely than not that a portion of the deferred tax asset would be realizable, and decreased a portion of the valuation allowance related to its operating facilities.

During 2003, the $20,951,000 write-off of Ward Valley facility development costs resulted in a book as well as tax loss for 2003. As a result, no portion of the deferred tax asset was utilized. Based on the Company's $7,237,000 first half 2004 pre-tax income, $836,000 and $3,716,000 of gross income tax expense was recognized during the three and nine months ended September 30, 2004. The June 30, 2004 sale of the Company's Oak Ridge assets prompted a reassessment of the valuation allowance. Based on disposition of the Oak Ridge assets and management's expectation of continued profitability, the Company determined that the deferred tax asset would be utilized in its entirety and no valuation allowance was warranted. Accordingly the remaining valuation allowance was reversed by a gross income tax benefit of $12,931,000.

The net operating loss carry forward at September 30, 2004 was approximately $40,000,000. Of this net operating loss carry forward, approximately $2,115,000 is limited by the net operating loss limitation rules of Internal Revenue Code
Section 382 and begins to expire in 2006. The remaining unrestricted net operating loss carry forward expires at various dates between 2010 and 2020. Due to the Company's net operating loss carry forwards, income tax expense of approximately 2% of pretax income tax expense is expected to be paid in cash. Approximately 32% of remaining pretax income tax expense will be offset against the net operating loss carry forwards.

The Company will continue to assess the deferred tax asset as circumstance dictate, but at least annually.

SEASONAL EFFECTS
----------------

Operating revenues are generally lower in the winter months and higher in the summer and fall when more short duration, one-time remediation projects tend to occur. However, both treatment and disposal revenue are generally more affected by large multi-year clean-up projects, the national economy, government funding levels and base business production than seasonality.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

At September 30, 2004, cash and cash equivalents totaled $9,712,000, an increase of $3,038,000 from December 31, 2003 due to the Company's positive operating cash flow. The increase in cash was reduced by an investment in slightly longer term quasi governmental obligations such as Federal Home Loan Bank instruments. This will increase interest income yields by approximately 50%. As of September 30, 2004, short term investments of $4,989,000 had been made using staggered maturities of approximately three months.

During the first nine months of 2004, the Company's days sales outstanding ("DSO") decreased to 56 days compared to 68 days at December 31, 2003. Continued improvement in cash and receivable balances is an ongoing management priority.

As of September 30, 2004 the Company's liquidity, as measured by the current ratio, was 1.6 to 1.0. The debt to equity ratio decreased to 0.6:1.0 at September 30, 2004. The primary changes to working capital and debt to equity ratio were caused by a payment of $5,500,000 in cash to redeem a common stock warrant and a dividend accrued on common stock for $4,345,000, partially offset by the first three quarters of 2004 earnings and reversal of the deferred tax asset valuation allowance. The debt to equity ratio is defined as total liabilities divided by stockholders equity.

SOURCES  OF  CASH

On September 30, 2004, the Company had an $8,000,000 revolving line of credit in place with Wells Fargo Bank in Boise, Idaho maturing June 15, 2005. The line of credit is secured by the Company's accounts receivable. At September 30, 2004, the outstanding balance on the revolving line of credit was $-0-. The Company borrows and repays according to business demands and availability of cash and currently reserves $3,258,000 of the line of credit for a letter of credit used as collateral for an insurance policy.

Company operations have produced a three year rolling quarterly average of approximately $2,500,000 a quarter in cash flow. Management expects 2004 quarterly cash flow from operations to be higher on average. The $9,712,000 in cash on hand at September 30, 2004 was comprised of investments which were not required for operations of $9,272,000, bank balances of $1,074,000, and a net checks outstanding amount of ($634,000).

USES OF CASH

On August 31, 2004 the Company declared a dividend of $.25 per common share to stockholders of record on September 30, 2004 and payable October 15, 2004. On October 15, 2004 the $4,345,000 dividend was paid out of cash on hand.

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

Management expects its capital spending between $5,000,000 and $6,500,000 in 2004. The Company is making capital improvements at its Grand View, Idaho, Beatty, Nevada and Robstown, Texas facilities to increase operational efficiency. Substantial 2004 capital spending is allocated to the Texas hazardous waste facility for restoration of treatment services following a July 1, 2004 fire incident in the Texas facility's waste treatment building. Initial estimates of the cost of a replacement treatment building at the Texas facility are approximately $1,200,000, which will be offset by any proceeds paid under the property insurance. The Company expects 2005 capital spending to be significantly higher to implement its high volume, diverse service mix strategy.

Treatment performed in the Texas facility's containment building represented approximately 50% of the Texas facility's revenue prior to the fire. Direct disposal operations continue without interruption and generated the balance of the facility's revenue. The precise costs of the fire cannot be estimated at this time. While the Company carries property and business interruption insurance, significant cash usage will likely be required to meet ongoing operational needs and to contract for the capital improvements needed to restore treatment services prior to the receipt of insurance proceeds. The Company believes that it can fully restore treatment services during the first half of 2005.

The Company's Oak Ridge facility required cash of $2,925,000 during the nine month period ending on the September 30, 2004. Most of the cash was used to pay Toxco, Inc. $1,650,000 for assuming the facility's environmental and future closure liabilities, with the remainder being used to pay operational expenses and for waste disposal. At September 30, 2004 the Company expects to pay an additional $111,000 during 2004, primarily for disposition of waste removed from the facility following discontinuation of commercial operations.

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

The Company has minimal interest rate risk on investments or other assets, as management takes a preservation of capital approach to investments and does not hold long term or speculative investments. At September 30, 2004 approximately $14,300,000 was held in investment accounts whose maturity ranged from overnight to three months. Together these items earn interest at approximately 1%, and comprise 19% of assets.

The Company does have interest rate risk on debt instruments. In October 2002, the Company substantially refinanced the 8.25% fixed rate $8,500,000 Industrial Revenue Bond with a $7,000,000 five year term loan from the Company's primary lender. The term loan provides for a variable interest rate of the bank's prime rate or an offshore rate plus an applicable margin based on the Company's performance. At September 30, 2004 the interest rate incurred on the term loan had increased from 3.5% at December 31, 2003 to 3.81% on the outstanding term loan balance of $4,433,000. The term loan interest expense is currently fixed at 3.81% through November 18, 2004. A hypothetical increase of 1% in interest rates would increase annual interest expense paid by the Company by approximately $37,000.

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending September 30, 2004, there were no significant changes to internal controls or in other factors that could significantly affect these internal controls.

PART II  OTHER INFORMATION.
---------------------------
ITEM 1.  LEGAL PROCEEDINGS.

Significant developments have occurred on the following legal matters since December 31, 2003:
US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In May 2000, subsidiary US Ecology, Inc. sued the State of California, et. al. ("the State") for monetary damages exceeding $162 million stemming from the State's alleged abandonment of the Ward Valley low-level radioactive waste ("LLRW") disposal project. On March 26, 2003, the Superior Court issued a decision against the Company. Based on the uncertainty of recovery following the Superior Court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The opening appellate brief was filed March 15, 2004. The State's Respondents' Brief was filed on October 15, 2004. The Company expects its reply brief to be filed in 2004, and that oral arguments will be held in early to mid 2005. No assurance can be given that the Company will prevail on appeal or reach a settlement to recover any portion of its investment.

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact ("CIC") to obtain declaratory relief and damages. In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, US Ecology's share was $6.2 million plus $6.1 million for prejudgment interest. The State of Nebraska subsequently appealed. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling. On April 21, 2004, the Eighth Circuit Court of Appeals denied Nebraska's petition for rehearing. On July 16, 2004, the State of Nebraska petitioned the U.S. Supreme Court to review the Court of Appeals' judgment.

On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to legislative appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment. The State also agreed to dismiss its petition for U.S. Supreme Court review.

The Company continues to maintain a $6.5 million asset on its balance sheet and anticipates recording a settlement gain in Other Income when it and the CIC agree on the Company's specific share of the settlement and payment arrangements. The Company continues to maintain the proposed Butte, Nebraska LLRW disposal site for development in the event Nebraska does not fulfill its settlement obligations. Work to maintain the Butte site and licensing information is being performed by the Company under a contract with the CIC. No assurance can be given that the Nebraska legislature will appropriate the required payments or that the CIC will timely pay US Ecology's fair share of the proceeds. The Company believes, however, that it is more not likely than not that the State will make the required payments and that the Company will obtain its fair share from the CIC based on a specific amount and payment arrangements to be determined in future discussions with the CIC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 17, 2004 the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The warrant had been issued in 1998 to its former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company's shares outstanding, has been surrendered and will not be reissued.

On August 31, 2004 the Company declared a $.25 a common share annual dividend for recordholders as of September 30, 2004, payable October 15, 2004. The Company paid $4,345,000 out of cash on hand on October 15, 2004 to our common stockholders for this dividend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On June 30, 2004, the Company's unaffiliated market capitalization was $134,000,000. As the Company's unaffiliated market capitalization was greater than $75,000,000 at the end of its second quarter, the Company will become an accelerated filer with the SEC effective January 1, 2005, provided such requirements are not modified by the SEC.

Due to the increase in the Company's unaffiliated market capitalization, the Company is now required to comply with Section 404 of the Corporate Reform Act of 2002 (a.k.a. Sarbanes-Oxley) during 2004. Section 404 requires that the Company design, document, implement and test internal controls consistent with guidelines issued by the Public Company Accounting Oversight Board ("PCAOB") and the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company is investing a significant effort into complying with the requirements of Section 404 and has retained independent consultants and contractors to assist in this effort. The Company spent approximately $100,000 during the quarter ended September 30, 2004, and expects to continue to devote substantial resources to this effort for the rest of 2004. The costs and resources required may increase significantly. Given the scope and requirements of Section 404 and the recent date of the commencement of this compliance effort based on the Company's increased market capitalization, no assurance can be given that the

Company will have all of its internal controls designed, documented, implemented, and tested in time for its external auditors to perform the independent tests required under current rules and regulations.

On July 30, 2004 the Company terminated Mellon Investor Services as its transfer agent and, as of August 2, 2004, engaged American Stock Transfer & Trust Company ("AST") as the transfer agent for Company stock. The Company believes that AST will increase the level of service for our shareholders while decreasing the cost of transfer agent services to the Company.

ITEM 6.  EXHIBITS.

  The following exhibits are filed as part of this report:

       Exhibit No.  Description

       -----------------------------------------------------------------------------------------------------
          31.1      Certifications of September 30, 2004 Form 10-Q by Chief Executive Officer dated November
                    4, 2004
       -----------------------------------------------------------------------------------------------------
          31.2      Certifications of September 30, 2004 Form 10-Q by Chief Financial Officer dated November
                    4, 2004
       -----------------------------------------------------------------------------------------------------
          32.1      Certifications of September 30, 2004 Form 10-Q by Chief Executive Officer dated November
                    4, 2004
       -----------------------------------------------------------------------------------------------------
          32.2      Certifications of September 30, 2004 Form 10-Q by Chief Financial Officer dated November
                    4, 2004
       -----------------------------------------------------------------------------------------------------

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION
                          (Registrant)


Date:  November 4, 2004   By: /s/ Stephen A. Romano
                          --------------------------------
                          Stephen A. Romano
                          President, Chief Executive Officer and Chief Operating
                          Officer

Date:  November 4, 2004   By:/s/ James R. Baumgardner
                          ---------------------------
                          James R. Baumgardner
                          Senior Vice President, Chief Financial Officer,
                          Secretary and Treasurer

                                            EXHIBIT INDEX

Exhibit  Description
-------  -----------
  31.1   Certifications of September 30, 2004 Form 10-Q by Chief Executive Officer dated November 4,
         2004
  31.2   Certifications of September 30, 2004 Form 10-Q by Chief Financial Officer dated November 4,
         2004
  32.1   Certifications of September 30, 2004 Form 10-Q by Chief Executive Officer dated November 4,
         2004
  32.2   Certifications of September 30, 2004 Form 10-Q by Chief Financial Officer dated November 4,
         2004