Form 10-K
period 2004-12-31
AMERICAN ECOLOGY CORP
filed 2005-03-01
CIK 742126

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR FISCAL YEAR ENDED DECEMBER 31, 2004     COMMISSION FILE NUMBER 0-11688

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

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                              Yes  [X]     No  [_]

The aggregate market value of the Registrant's voting stock held by non-affiliates on June 30, 2004 was approximately $134,800,000 based on the closing price of $11.98 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System.

At March 1, 2005, Registrant had outstanding 17,411,294 shares of its Common Stock.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be
held May 25, 2005.       Part III

                                     TABLE OF CONTENTS


           Definitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                                          PART I
Item   1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item   2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item   3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item   4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . 14
                                         PART II
Item   5.  Market for Registrants Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities                                        15
Item   6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item   7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk                   32
Item   8.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . 34
Item   9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 61
Item  9A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . 61
Item  9B.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 61
                                          PART III
           Items 10 through 14 are incorporated by reference from the definitive proxy statement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 61
                                          PART IV
Item  15.  Exhibits, Financial Statement Schedules. . . . . . . . . . . . . . . . . . . 63

                                           DEFINITIONS

                   TERM                                             MEANING
                   ----                                             -------
AEC or the Company . . . . . . . . . . . . .  American Ecology Corporation and its subsidiaries

CERCLA or "Superfund". . . . . . . . . . . .  Comprehensive Environmental Response,
                                              Compensation and Liability Act of 1980

FUSRAP . . . . . . . . . . . . . . . . . . .  U.S. Army Corps of Engineers Formerly Utilized Site
                                              Remedial Action Program

LLRW . . . . . . . . . . . . . . . . . . . .  Low-level radioactive waste

NORM/NARM. . . . . . . . . . . . . . . . . .  Naturally occurring and accelerator produced radioactive material

NRC. . . . . . . . . . . . . . . . . . . . .  U.S. Nuclear Regulatory Commission

PCBs . . . . . . . . . . . . . . . . . . . .  Polychlorinated biphenyls

RCRA . . . . . . . . . . . . . . . . . . . .  Resource Conservation and Recovery Act of 1976

SEC. . . . . . . . . . . . . . . . . . . . .  U. S. Securities and Exchange Commission

TCEQ . . . . . . . . . . . . . . . . . . . .  Texas Commission on Environmental Quality

TSCA . . . . . . . . . . . . . . . . . . . .  Toxic Substance Control Act of 1976

USACE. . . . . . . . . . . . . . . . . . . .  U.S. Army Corps of Engineers

US EPA . . . . . . . . . . . . . . . . . . .  U.S. Environmental Protection Agency

WUTC . . . . . . . . . . . . . . . . . . . .  Washington Utilities and Transportation Commission

PART  I

ITEM 1.   BUSINESS

The Company provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills, refineries and chemical production facilities. Headquartered in Boise, Idaho, the Company is one of the nation's oldest providers of radioactive and hazardous waste services. AEC and its predecessor companies have been in business for more than 50 years. AEC operates nationally and currently employs 178 people.

The  Company's official website can be found at www.americanecology.com. Company
                                                -----------------------
filings with the SEC are posted on the website subsequent to the official filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

AEC was most recently incorporated as a Delaware corporation in May 1987. The Company's wholly owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation ("USEN"); US Ecology Washington, Inc., a Delaware corporation ("USEW"); US Ecology Texas, L.P., a Texas Limited Partnership
("USET"); US Ecology Idaho, Inc., a Delaware corporation ("USEI") and US Ecology, Inc. a California Corporation ("USE"). American Ecology Recycle Center, Inc., a Delaware corporation ("AERC") is the subsidiary that previously owned the discontinued Oak Ridge LLRW processing and field services operations.

The Company operates within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect AEC's internal reporting structure and current operational status. The Operating Disposal Facilities currently accept hazardous and low-level radioactive waste and include the Company's RCRA hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas; and its LLRW disposal facility in Richland, Washington. Each of the Washington, Idaho and (to a much lesser degree) Texas facilities accept NORM/NARM waste also. The Non-Operating Disposal Facilities segment includes non-operating disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho; a closed hazardous waste processing and deep-well injection facility in Winona, Texas; and formerly proposed new disposal facilities in Butte, Nebraska and Ward Valley, California which are the subject of damages claims filed by the Company. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

The Company's Oak Ridge, Tennessee based LLRW Processing and Field Services business ceased processing operations in December 2002 and is reported as discontinued operations. On June 30, 2004, the Company transferred substantially all of the assets and liabilities of the Oak Ridge business to Toxco, Inc. ("Toxco"). In this transaction, the Company transferred $2,060,000 in Property and $1,650,000 in Cash to Toxco in exchange for Toxco's assumption of $4,640,000 of Closure and Other Liabilities. When combined with reductions in liabilities, the transaction resulted in a gain on sale of approximately $930,000. This gain was recognized during the second quarter of 2004.

On February 13, 2003, the Company sold its El Centro municipal and industrial waste landfill to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments. The El Centro landfill is located adjacent to subsidiary US Ecology Texas' hazardous and industrial waste treatment and disposal facility. Under the agreement, Allied pays American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it will no longer have an obligation to pay annual minimum royalties but will still be required to pay royalties based upon El Centro waste volumes. The El Centro solid waste landfill was carried on the Company's books at approximately $7 million prior to sale. When combined with reductions in liabilities and the recognition of future minimum royalties, the transaction resulted in a gain on sale of approximately $4.9 million. This gain was recognized during the first quarter of 2003.

The following table summarizes each segment:

   SUBSIDIARY            LOCATION                                    SERVICES
----------------  -----------------------  ------------------------------------------------------------

                  OPERATING DISPOSAL FACILITIES
                  -----------------------------

USEI              Grand View, Idaho        Hazardous, PCB, NORM/NARM and NRC-exempt
                                           radioactive and mixed waste treatment and disposal, rail
                                           transfer station
USET              Robstown, Texas          Hazardous, non-hazardous industrial and NORM/NARM
                                           waste treatment and disposal
USEN              Beatty, Nevada           Hazardous, non-hazardous industrial and PCB waste
                                           treatment and disposal
USEW              Richland, Washington     Low-Level Radioactive and NORM/NARM waste disposal

                  NON-OPERATING DISPOSAL FACILITIES
                  ---------------------------------

US Ecology        Beatty, Nevada           Closed LLRW disposal facility: State of Nevada is licensee

US Ecology        Sheffield, Illinois      Closed LLRW disposal facility: State of Illinois is licensee

US Ecology        Sheffield, Illinois      Non-operating hazardous waste disposal facility: US
                                           Ecology is permittee
AEESC             Winona, Texas            Non-operating hazardous waste processing and deep well
                                           facility: AEESC is permittee
USEI              Bruneau, Idaho           Closed hazardous waste disposal facility: US Ecology Idaho is permittee
US Ecology        Ward Valley, California  Formerly proposed LLRW disposal facility: in litigation

US Ecology        Butte, Nebraska          Formerly proposed LLRW disposal facility: litigation settled

                  DISCONTINUED OPERATIONS
                  -----------------------

AERC              Oak Ridge, Tennessee     LLRW volume reduction and processing facility and related
                                           Field Services, sold June 30, 2004
Texas Ecologists  Robstown, Texas          Municipal and industrial solid waste, sold February 13, 2003

OPERATING DISPOSAL FACILITIES

A significant portion of the Company's revenue from operating disposal facilities is attributable to discrete, one-time clean-up projects ("Event Business"). Individual clean-up efforts may span weeks, months or years depending on project scope. The project-specific nature of the Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter and year to year changes in earnings, depending on the relative contribution from Event Business projects. Management's strategy is to expand its recurring business ("Base Business"), while simultaneously securing both large and small Event Business sales opportunities. Experience indicates that by controlling operating costs so that Base Business covers fixed costs, an increased amount of the Event Business revenue will fall through to the bottom line. This strategy takes advantage of the predominantly fixed cost nature of waste disposal operations and the related operating leverage advantages of the business.

Grand View, Idaho RCRA Facility. USEI is located on 1,304 acres of Company-owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert. This operation, acquired in February 2001, includes a rail transfer station located approximately 30 miles northeast of the disposal site. As part of the acquisition, the Company also obtained rights to a patented, U.S. Environmental Protection Agency ("US EPA") approved technology to stabilize and "delist" hazardous electric arc furnace dust from steel mills. Delisted waste is subject to the lower State fees applicable to non-hazardous waste. The facility is also permitted to accept certain naturally occurring and accelerator produced radioactive material and low activity radioactive material exempted from regulation by the U.S. Nuclear Regulatory Commission, including certain "mixed" hazardous and radioactive wastes, generated by commercial and government customers. This material includes waste received under a five year contract renewal entered with the U.S. Army Corps of Engineers in 2004. The facility is regulated under permits issued by the Idaho Department of Environmental Quality and the US EPA, and is subject to applicable Federal and State law and regulations.

Robstown, Texas RCRA Facility. USET operates on 240 acres of Company-owned land near Robstown, Texas about 10 miles west of Corpus Christi. The facility, opened to accept waste in 1973, is regulated under a permit issued by the Texas Commission on Environmental Quality ("TCEQ"). The site is also subject to US EPA regulations and is permitted to accept certain low activity radioactive materials and mixed wastes. Waste treatment at the Company's Robstown Texas facility was suspended following a July 1, 2004 fire in the facility's waste treatment building. Treatment revenue previously represented approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility's revenue. While the Company is insured for property and equipment damage and business interruption, operational upgrades and loss of customer business impacted 2004 results and may continue to negatively impact financial performance in 2005. The Company also filed property and business interruption claims with its insurance carrier. Any differences between the amounts ultimately paid and amounts recognized by the Company will impact 2005 financial performance. The Texas facility restored limited treatment services in December 2004 and expects to resume full treatment services late in the first half of 2005.

Beatty, Nevada RCRA Facility. USEN leases approximately 80 acres from the State of Nevada on which treatment and disposal operations are conducted. The Company's lease was renewed for ten years in 1997. The Company expects to timely renew its lease prior to expiration. Opened to receive hazardous waste in 1970, the site is located in the Amargosa Desert approximately 100 miles northwest of Las Vegas, Nevada and 30 miles east of Death Valley, California. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the US EPA.

Richland, Washington LLRW Facility. In operation since 1965, this USEW facility is located on 100 acres of State leased land on the U.S. Department of Energy Hanford Site approximately 35 miles west of Richland, Washington. The lease between the State of Washington and the Federal government expires in 2061. The Company expects to renew its sublease with the State, which expires in July 2005, based on a February 2004 decision by the State of Washington not to put the sublease out for competitive bid. The facility is licensed by the Washington Department of Health for health and safety purposes, and is also regulated by the Washington Utilities and Transportation Commission ("WUTC"), which sets disposal rates for low-level radioactive wastes. Rates are set at an amount sufficient to cover operating costs and provide the Company with a reasonable profit. A new regulated rate agreement was entered into in 2001 and expires January 1, 2008. The State also assesses user fees for local economic development, State regulatory agency expenses, and a dedicated trust account to pay for long-term care and maintenance after the facility closes. The Richland facility also serves as home to the US Ecology NORM/NARM Services group offering waste packaging, removal, off-site shipment and disposal services.

NON-OPERATING  DISPOSAL  FACILITIES

Beatty, Nevada LLRW Site. Operated by the Company from 1962 to 1993, the Beatty LLRW disposal site was the nation's first commercial facility licensed to dispose of LLRW. In 1997, it became the first such LLRW disposal facility to successfully complete closure and post-closure stabilization and to transfer its license to the government for long-term institutional control. Since that time, the Company has performed maintenance and surveillance under a contract with the State of Nevada that is paid from a State-controlled account funded during facility operations.

Bruneau, Idaho RCRA Site. This remote 88 acre desert site, acquired along with the Grand View, Idaho disposal operation in February 2001, was closed by the prior owner under an approved RCRA plan. Post closure monitoring will continue for approximately 25 more years in accordance with permit and regulatory requirements.

Sheffield Illinois LLRW Site. The Company previously operated this LLRW disposal facility on a 20 acre, State-owned site from 1968 to 1978. After performing closure work under a 1988 Settlement Agreement with the State of Illinois, the Company monitored and maintained the site until mid-2001, when the LLRW license was transferred to the State. As at Beatty, the Company has a contract with the State to perform long-term inspection and maintenance funded from a State-controlled account.

Sheffield Illinois RCRA Site. The Company previously operated two hazardous waste disposal areas adjacent to the Sheffield LLRW disposal area. One hazardous waste area was opened in 1968 and ceased accepting waste in 1974. The second accepted hazardous waste from 1974 through 1983. In November 2003 the Company renegotiated its closure/post-closure obligations, allowing the Company to reduce its financial assurance requirement from $3,181,000 to $1,497,000. The Company also reduced its corrective action financial assurance requirements from $1,500,000 to $800,000. The Company continues to perform corrective measures at the facility under regulation by the US EPA. During the fourth quarter of 2004 the Company increased its estimate for closure and post-closure costs at this site by $715,000. The revised cost estimate and increase in the related reserve was based on a review of planned remediation activities and environmental monitoring work. An independent environmental consulting firm with prior experience at the site provided peer review of the revised estimate. Including the $715,000, the updated reserve for the Sheffield hazardous waste disposal area is now $2,489,000. Post closure monitoring will continue for approximately 22 more years in accordance with permit and regulatory requirements.

Winona, Texas Site. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility, at which time AEC purchased the facility. Solvent recovery, deep well injection and waste brokerage operations were conducted on an eight acre site until March 1997, when the Company ceased operations. The Company is proceeding under an Agreed Order entered with the State of Texas for closure, and maintains a $1,300,000 financial assurance. State action is pending on a Closure Certification Report submitted in 1999 and supplemented with additional information in 2003 and 2004. The Company owns an additional 540 acres contiguous to the permitted site.

Ward Valley, California Formerly Proposed LLRW Disposal Facility. In 1993, the Company received a State of California license to construct and operate a LLRW disposal facility in the Mojave Desert to serve the Southwestern LLRW Compact. The Company has alleged that the State of California abandoned its duty to acquire the project property from the U.S. Department of the Interior in a suit filed in State court seeking recovery of monetary damages in excess of $162 million. The trial court ruled against the Company in March 2003. Based on the uncertainty of recovery following this adverse decision, the Company wrote off the $20,951,000 deferred site development asset. In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The appeal is now fully briefed. Management expects oral argument to be scheduled in the spring of 2005.

Butte, Nebraska Formerly Proposed LLRW Disposal Facility. The Company submitted an application to the State of Nebraska to construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission ("CIC"). Following proposed license denial by the State of Nebraska, the CIC, the Company and a number of nuclear power utilities funding the project sued the State of Nebraska alleging bad faith in the license review process. In September 2002, the federal district court awarded plaintiffs $153 million in damages, including approximately $12 million to the Company based on its contributions to the project and pre-judgment interest. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the district court ruling in its entirety. On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to legislative appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment and agreed to dismiss its petition for U.S. Supreme Court review.

DISCONTINUED OPERATIONS

Oak Ridge, Tennessee LLRW Processing Facility. AERC, acquired in 1994, processed LLRW to reduce the volume of waste requiring disposal at licensed LLRW facilities. The plant, situated on 16 acres in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry. AERC's processing services were never successfully integrated with the Company's core disposal business, and management was unable to identify a viable business strategy to reverse the recurring losses that occurred at the facility since its acquisition in 1994. In December 2002, the Company ceased commercial operations and focused on efforts to remove customer waste from the plant site and market the business' physical assets for sale. On June 30, 2004, the Company transferred substantially all of the assets and liabilities of its discontinued Oak Ridge Tennessee processing and field services operations to Toxco, Inc. ("Toxco"). The Company transferred $2,060,000 in Property and $1,650,000 in Cash to Toxco in exchange for Toxco's assumption of $4,640,000 of Closure and Other Liabilities. When combined with reductions in liabilities, the transaction resulted in a gain on sale of approximately $930,000. This gain was recognized during the second quarter of 2004.

Robstown, Texas Municipal Solid Waste Landfill. In July 2000, the Company began operation of a municipal and industrial waste landfill adjacent to subsidiary US Ecology Texas' hazardous and industrial waste treatment and disposal facility. On February 13, 2003, the Company sold the El Centro landfill to a subsidiary of Allied Waste Industries, Inc. ("Allied") for $10 million cash at closing and future volume-based royalty payments of at least $215,000 annually. Once Allied has paid the Company $14,000,000, it no longer has an obligation to pay annual minimum royalties, but will still be required to pay royalties based upon El Centro waste volumes. When combined with reductions in liabilities and the recognition of certain future minimum royalties, the transaction resulted in a net gain on sale of approximately $4.9 million which was recognized in the first quarter of 2003.

INDUSTRY

The hazardous waste industry has entered a mature phase after rapid expansion in the 1970s and 1980s that was driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the clean up of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to minimize waste production. The volume of waste shipped for disposal from Superfund and other properties also diminished as many contaminated sites were cleaned up. Improved waste management by generators coupled with excess commercial disposal capacity and a maturing federal Superfund program created highly competitive market conditions that still apply today.

Management believes that a baseline demand for hazardous waste services will remain, but that this demand will fluctuate (increase and decrease) in response to both general economic conditions and large specific clean-up projects. Management further believes that the ability to deliver specialized niche services, while aggressively competing for large volume projects and non-specialized commodity business, will differentiate successful from less successful companies going forward. The Company's 2001 acquisition of Envirosafe Services of Idaho and access to its patented steel mill waste delisting technology, expanded approvals to manage certain radioactive and mixed waste materials, operation of patented thermal treatment units at its Beatty, Nevada hazardous waste facility, and development of more cost-effective treatment processes for specific customer wastes reflect successful initiatives by the Company to increase market share and profitability. The Company's Idaho rail transfer facility was expanded and road improvements were completed to better position the Company to compete for large volume clean-up projects.

The commercial LLRW business has also experienced significant change. This is primarily due to failure of the LLRW Policy Act of 1980 ("Policy Act") and interstate Compacts encouraged to be formed under the Policy Act to develop new disposal sites and related market responses. Company efforts to site new disposal facilities in Ward Valley, California and Butte, Nebraska to serve Compact regions have been unsuccessful. The Company alleged, in separate litigation, that the states of California and Nebraska abandoned their duties under the Policy Act and related law. Management believes the Company is entitled to compensation for its past investments in these statutorily-required site development projects and has pursued litigation in both instances to recover monetary damages. In 2004, a damages settlement was reached between Nebraska and the Central Interstate Compact subject to legislative appropriation. The California litigation is pending.

The Company's Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of only two operating Compact disposal facilities in the nation. Both were in full operation for many years before passage of the LLRW Policy Act. While the Richland site has substantial unused capacity, it can only accept LLRW from the eleven western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by a competitor, is located in the Atlantic Compact. The Barnwell site is open to the entire nation until at least 2008 but imposes much higher state fees.

Restricted access to the Company's Richland, Washington facility, Barnwell's fee status and future availability uncertainty, and the failure of the Compacts to establish new disposal facilities created a market opportunity for a privately held Utah disposal company. The Utah facility is licensed to accept a substantial subset of the LLRW which Congress made a state responsibility under the Policy Act. Increased disposal prices have also induced a number of businesses to offer LLRW processing and volume reduction services. The Company purchased its Oak Ridge facility in 1994 to participate in this market, along with other new market entrants. The LLRW volume reduction business has experienced heavy price competition and a number of companies later ceased operations and/or declared bankruptcy. This heavy competition and the Oak Ridge facility's reliance on disposal facilities operated by competitors to ship processed waste produced substantial losses leading to the Company's decision to discontinue waste processing in late 2002 and sell the land, plant, and equipment of this business on June 30 2004.

The significant rise in radioactive waste disposal prices at traditional LLRW facilities has also heightened demand for more cost-effective disposal services for soil, debris, consumer products, industrial wastes and other materials containing low activity radioactive material, as well as mixed wastes exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of low activity radioactive materials is generated by federal clean-up projects. Management believes the expanded use of permitted hazardous waste disposal facilities to dispose of such materials is a safe, environmentally sound market response. The Company's Grand View, Idaho RCRA hazardous waste facility has significantly increased waste volume throughput since 2001. The Company's US Ecology Texas disposal facility is also permitted to accept, on a much more limited basis, this type of waste.

Management believes the Company is well positioned to grow its low activity radioactive material business based on its industry reputation, its existing Idaho and Texas facility permits, its substantial experience handling radioactive materials at multiple facilities, its high volume waste throughput capabilities, and its competitive pricing.

PERMITS, LICENSES AND REGULATORY REQUIREMENTS

The Company's hazardous, industrial, non-hazardous, and radioactive materials business is subject to extensive environmental, health, safety, and transportation laws, regulations, permits and licenses administered by federal, state and local agencies. The responsible agencies regularly inspect the Company's operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. This body of law and regulations contribute to the demand for Company services and represent a significant obstacle to new market entrants.

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

CERCLA and its amendments ("Superfund") impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities, and on parties who arranged for the transportation of hazardous substances. Liability under Superfund may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites. Since waste generators face the same liabilities, they are motivated to minimize the number of commercial disposal sites utilized to manage their wastes. Commercial disposal facilities require authorization from the US EPA to receive CERCLA wastes. The Company's three hazardous waste disposal facilities each maintain this authorization.

The Toxic Substances Control Act ("TSCA") establishes a comprehensive regulatory program for treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the US EPA. The Company's Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA permits.

The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 assign to the NRC regulatory authority over the receipt, possession, use and transfer of specified radioactive materials, including disposal. The NRC has adopted regulations for licensing commercial LLRW processing and disposal sites, and may delegate regulatory and licensing authority to individual states. The NRC and U.S. Department of Transportation regulate the transport of radioactive materials. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for radioactive materials.

The AEA does not authorize the NRC to regulate NORM/NARM. However, individual states may assert regulatory jurisdiction. Many states, including Idaho and Texas where the Company operates facilities, have chosen to do so.

The process of applying for and obtaining licenses and permits to construct and operate facilities accepting radioactive and hazardous waste is lengthy and complex. Management believes the Company has significant knowledge and expertise in this area. The Company also believes it possesses all permits, licenses and regulatory approvals currently required to maintain regulatory compliance and safely operate its facilities, and has the specialized expertise required to obtain additional approvals to continue growing its business in the future.

INSURANCE,  FINANCIAL  ASSURANCE  AND  RISK  MANAGEMENT

The Company carries a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers' compensation, directors' and officers' liability, environmental impairment liability, and other coverage customary to the industry. Management does not expect the impact of any known casualty, property, environmental or other contingency to be material to its financial condition, results of operations or cash flows.

Existing regulations require financial assurance to cover the cost of final closure and/or post-closure obligations at certain Company operating and non-operating disposal facilities. Acceptable forms of financial assurance include third party letters of credit, surety bonds and traditional insurance. Alternatively, facilities may be required to fund State-controlled escrow type or trust accounts during the operating life of the facility.

Through December 31, 2004, the Company has been able to meet all its financial assurance requirements through insurance. The Company's current closure and post-closure policies were renewed on December 19, 2004 with increased collateral and premium requirements and have a term of one year. The Company expects to continue renewing these insurance policies. If the Company were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.
Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action being taken against the Company that could include the early closure of affected facilities. As of December 31, 2004, the Company provided letters of credit of $5,000,000 as collateral for financial assurance insurance policies of approximately $32,000,000 for closure and post-closure obligations. Management believes the Company will be able to maintain the requisite financial assurance policies. While the Company has been able to obtain financial assurance for its current operations, premium and collateral requirements may continue to increase.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for potential claims, the Company maintains environmental impairment liability insurance and professional environmental consultant's liability insurance for non-nuclear occurrences. For nuclear liability coverage, the Company maintains Facility Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of its facilities, suppliers and transporters. The Company purchases primary property, casualty and excess liability policies through traditional third party insurance carriers.

CUSTOMERS

The Company disposes of low activity radioactive material and hazardous waste under a five year contract with the U.S. Army Corps of Engineers Formerly
Utilized Site Remedial Action Program ("FUSRAP"), and steel mill air pollution control dust (KO61 waste) under individual multi-year steel mill contracts. The Company also periodically manages the transportation of wastes to its disposal facilities. These projects may periodically contribute significant revenue. The following customers accounted for more than 10% of the Company's revenue in 2004, 2003 or 2002:

                                               % OF REVENUE FOR YEAR ENDING
CUSTOMER                                        2004       2003       2002
                                               ------     ------     ------
U.S. Army Corps of Engineers                       31         27         27
Nucor Steel Company                                 6          7         13
Shaw Environmental  & Infrastructure, Inc.         -         18          -

MARKETS

Disposal Services. The hazardous waste treatment and disposal business is both competitive and sensitive to transportation costs. NRC-exempt radioactive material and other specialized niche services are less sensitive to these factors. Waste transported by rail is less expensive, on a per mile basis, than waste transported by truck.

The Company's Robstown, Texas hazardous waste facility is geographically well positioned to serve refineries, chemical production plants and other industries concentrated on the Texas Gulf coast. The facility is also permitted to accept certain NORM and NRC-exempt radioactive materials and competes over a larger area for these wastes. Waste treatment at the Company's Robstown Texas facility was suspended following a July 1, 2004 fire in the facility's waste treatment building. Treatment revenue previously represented approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility's revenue. While the Company is insured for property and equipment damage and business interruption, operational upgrades and loss of customer business impacted 2004 results and may continue to negatively impact financial performance in 2005. The Company also filed property and business interruption claims with its insurance carrier. Any differences between the amounts ultimately paid and amounts recognized by the Company will impact 2005 financial performance. The Texas facility restored limited treatment services in December 2004 and expects to resume full treatment services late in the first half of 2005.

The Company's Beatty, Nevada facility primarily competes for business in the California, Arizona, Utah and Nevada markets. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Nevada facility can compete for wastes shipped from more distant locations. The Nevada facility also competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty facility also offers thermal treatment services, primarily to customers in western states.

The Company's Grand View, Idaho facility accepts wastes from across the nation and operates a Company-owned rail transfer station located adjacent to a main east-west rail line, generally allowing much lower cost transportation than by truck. The Idaho facility's two primary markets are steel mill air pollution control dust, NORM and NRC-exempt radioactive materials and mixed wastes in concentrations specified by permit. Substantial waste volumes are received under a contract with the U.S. Army Corps of Engineers that is also utilized by other federal agencies. Effective May 14, 2004 the Corps exercised their option to extend the contract through May 13, 2009. Permit modifications have expanded disposal capabilities at the Idaho facility. Waste throughput has been significantly enhanced by the addition of track at the Company's Idaho rail transfer station.

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

COMPETITION

The Company competes with large and small companies in each of the markets in which it operates. The radioactive, hazardous and non-hazardous industrial waste management industry is highly competitive. Management believes that its primary disposal competitors are Waste Management, Clean Harbors, Envirocare of Utah, and Waste Control Specialists and that the principal competitive factors applicable to its business are:

-    Price
-    Specialized permits and "niche" service offerings
-    Customer service
-    Operational efficiency and technical expertise
-    Environmental compliance and credibility with regulatory agencies
-    Industry reputation and brand name recognition
-    Transportation distance

Management believes the Company is competitive in the geographic areas it seeks to serve and that it offers a nationally unique mix of services, including specialized patent rights and niche services which favorably distinguish it from competitors. Management further believes that its strong "brand" name recognition from more than 50 years of industry experience, excellent compliance record and customer service reputation, and positive relationships with customers, regulators, and the local communities enhance its competitive position. While the Company is competitive, advantages exist for certain competitors that have technology, permits, and equipment enabling them to accept additional wastes streams, that operate in jurisdictions that impose lower disposal taxes, and/or are located closer to where various wastes are generated.

PERSONNEL

Since 2001, the executive management team has implemented major business system and organizational changes, which included a large reduction in force following a December 2002 decision to exit the LLRW processing business. On January 31, 2005, the Company had 178 full time employees, of which 11 were members of the PACE union at its Richland, Washington facility.

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

CORPORATE             FUNCTION                            ACREAGE     OWN/LEASE
--------------------  -------------------------------  -------------  ---------
Boise, Idaho          Corporate office                 8,572 sq. ft.    Lease

OPERATING DISPOSAL FACILITIES
-----------------------------

Beatty, Nevada        Treatment and disposal facility       80 acres    Lease

Grand View, Idaho     Treatment and disposal facility    1,304 acres     Own

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

NON-OPERATING DISPOSAL FACILITIES
---------------------------------

Bruneau, Idaho        Closed disposal facility              88 acres     Own

Sheffield, Illinois   Closed disposal facility             204 acres     Own

Sheffield, Illinois   Closed disposal facility             170 acres     Own

Winona, Texas         Non-operating processing and         540 acres     Own
                      deep well facility

DISCONTINUED OPERATIONS
-----------------------

Oak Ridge, Tennessee  Processing facility                   16 acres    Sold

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

In 2000, subsidiary US Ecology, Inc., sued the State of California for monetary damages exceeding $162 million. The suit stems from California's alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. State and federal law requires the State to build a disposal facility for LLRW produced in California, Arizona, North Dakota and South Dakota, member states of the Southwestern Compact. USE was selected to site and license the facility using its own funds on a reimbursable basis and obtained a license in 1993.

On March 26, 2003, the Superior Court ruled that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The latter finding was based on actions the Court concluded had created obstacles to an agreement to convey the proposed site from the federal government to the State. The Court also ruled that key elements of the Company's promissory estoppel claim were proven at trial. Specifically, the Court ruled that the State made a clear and unambiguous promise to USE in 1988 to use its best efforts to acquire the site, that the State had abandoned this promise, and that the Company's reliance on the State's promise was foreseeable. However, the Court found that the State's breach of its promise was not a substantial factor in causing damages to USE since the federal government had continued to resist the land transfer.

Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The law firm of Cooley Godward was engaged on a fixed price plus contingency basis to pursue the appeal. The fixed fee was expensed at the time of engagement in July 2003. The matter is now fully briefed and the Company expects that oral argument will be held in the spring of 2005. A decision will be due 90 days following oral argument.

The Company's financial interest in the matter was materially improved by a 2003 amendment to the 1998 Ward Valley Interest Agreement and Assignment entered into by the Company and its former primary lender. This amendment, entered into with the former lender's successor, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and expenses relating to the case. Any remaining amount recovered shall be divided equally between the Company and the former lender. The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

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

This action was brought in federal court in December of 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). CIC member states are Nebraska, Kansas, Oklahoma, Arkansas, and Louisiana. The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of USE's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology is the CIC's contractor and intervened as a plaintiff.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, USE's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals where it was argued in June 2003.

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal amount may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to legislative appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment and agreed to dismiss its petition for U.S. Supreme Court review. The Company expects to finalize payment arrangements with the CIC prior to the intended August 2005 disbursement.

No assurance can be given that the Nebraska legislature will appropriate the funds required to comply with the settlement agreement or that an acceptable payment arrangement can be entered into with the CIC.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In April 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada entered a summary judgment in favor of the Company.
Manchak filed a motion for reconsideration that was denied. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was dismissed, and his requests for reconsideration and en banc review were finally rejected in October 2003. On January 8, 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. On March 8, 2004, the District Court rejected Manchak's Rule 60(b) motion, prohibited further filings with the Court on the matter and imposed sanctions on Manchak. Based on this, the Company believed the matter was closed. However, Manchak appealed the District Court's March 8, 2004 order and the Federal Circuit has agreed to hear the appeal. Oral argument is scheduled for March 8, 2005. No assurance can be given that the Company will prevail in this matter.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

In the complaint, Mr. Crow alleges he was hired by the Company as its General Counsel in October 1995 and that his compensation package included 150,000 options to purchase Company common stock with an oral agreement by the prior CEO that the stock options would be exercisable for ten years.

In May 2000, Mr. Crow first contacted the Company regarding the stock options. The Company informed Mr. Crow by letter that pursuant to the Company's 1992 Employee Stock Option Plan, Mr. Crow's options had expired thirty days after his employment with the Company ended.

Mr. Crow's lawsuit was initially filed in Harris County (Texas) District Court on or about May 4, 2004. The Company removed the lawsuit to federal court based on diversity jurisdiction. The Complaint alleges four counts: breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow is entitled to purchase 150,000 shares of AEC stock at a strike price of $4 per share.

Mr. Crow, the Plaintiff, estimates his damages in the Complaint as between $1,050,000 and $1,258,500. These figures are calculated by taking the difference of the Company's current and 52 week high stock trading price and the $4/share alleged option strike price.

The Company believes it has insurance against the claim and has notified its carrier of the claim. The Company believes that allegations are without merit and intends to vigorously defend itself in the matter. However, no assurance can be given that it will prevail.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY,   RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

American  Ecology  Corporation  common  stock  is  listed on the NASDAQ National
Market System under the symbol ECOL. As of March 1, 2005, there were approximately 4,000 common stockholders. High and low sales prices for the common stock for each quarter in the last two years are shown below:

                  2004           2003
             --------------  ------------
PERIOD        High    Low    High    Low
             ------  ------  -----  -----
1st Quarter  $ 8.95  $ 6.28  $3.42  $2.69
2nd Quarter   12.10    8.49   3.15   2.60
3rd Quarter   11.77    8.85   3.80   2.80
4th Quarter   12.15   10.09   8.26   3.59


On August 31, 2004 the Company declared a dividend of $.25 per common share to stockholders of record on September 30, 2004 and payable October 15, 2004. The dividend was paid out of cash on hand and totaled $4,345,000.

In August 2000, the Company established a credit facility with Wells Fargo Bank. This credit facility, which has been amended several times, currently provides the Company with $8.0 million of borrowing capacity and matures on June 15, 2005. This credit facility allows for annual dividends on any of the Company's outstanding capital stock as long as an event of default has not occurred, and will not occur as a result of the dividend.

In 2003, a Company offer to repurchase all outstanding Series D Preferred Stock for the original sales price plus accrued but unpaid dividends was accepted by all Series D holders and approved as required by the Board of Directors and Wells Fargo Bank. The Company repurchased the remaining 100,001 shares of Series D Preferred Stock for $47.50 a share plus accrued but unpaid dividends of $16.56 a share, for a total payment of $6,406,000.

On February 18, 2004, the Company redeemed a warrant to purchase 1,349,843 shares of common stock for $5,500,000. The warrant was issued in 1998 as part of the settlement with the Company's former primary bank, and enabled the bank to acquire 1,349,843 common shares for $1.50 each.

ITEM 6   SELECTED FINANCIAL DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

YEARS ENDED DECEMBER 31,                                           2004      2003       2002       2001      2000
------------------------                                         --------  ---------  ---------  --------  --------
Revenue                                                          $54,167   $ 57,047   $ 46,789   $40,175   $27,054
Loss on write off of Ward Valley development costs               $    --   $(20,951)  $     --   $    --   $    --
Income (loss) from operations                                    $13,148   $(11,069)  $ 16,094   $ 2,991   $ 5,510
Income tax benefit from reversal of valuation allowance          $14,117   $     --   $  8,284   $    --   $    --
Cumulative effect of change in accounting principle              $    --   $     --   $ 13,141   $    --   $    --
Income (loss) from discontinued operations                       $ 1,047   $  2,477   $(10,464)  $(2,189)  $  (813)
Net Income                                                       $23,410   $ (8,592)  $ 18,771   $   802   $ 4,697
Preferred stock dividends accrued                                $    --   $     64   $    398   $   398   $   398

Shares used to compute income (loss) per share (000's)            17,226     16,604     14,311    13,738    13,711

Total assets                                                     $77,233   $ 66,626   $ 87,125   $86,824   $65,750

Long-term debt, net of current portion                           $ 2,734   $  4,200   $  8,344   $ 4,436   $10,775

Shareholders' equity                                             $51,611   $ 36,351   $ 45,948   $26,416   $25,984

Current ratio (current assets divided by current
liabilities)                                                       2.3:1     2.10:1     1.47:1    0.65:1    1.17:1

Return on average equity (net income divided by
average equity)                                                     53.2%    (20.9)%      51.9%      3.1%     19.7%

Dividends declared per common share                              $  0.25   $     --   $     --   $    --   $    --

Capital expenditures                                             $ 4,984   $  6,270   $  2,737   $ 4,009   $ 3,267
Depreciation, amortization and accretion expense                 $ 5,957   $  6,973   $  6,604   $ 4,076   $ 1,899


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

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

As noted above, and elsewhere in this report, the Company's business is subject to uncertainties, risks and other influences, many of which are not within its control. These factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately proves to be accurate. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with audited consolidated financial statements and the notes thereto for the year ending December 31, 2004, included elsewhere in this Form 10-K.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to:

     -    Dependence on key personnel
     -    compliance with and changes in applicable laws and regulations
     -    exposure to litigation
     -    access to capital
     -    access to cost-effective insurance and financial assurances
     -    new technologies and patent rights
     -    competitive environment
     -    general economic conditions
     -    potential loss of major contracts
     -    compliance with Section 404 of Sarbanes-Oxley
     -    ability to collect on insurance claims
     - natural disasters, acts of war or terrorism, or fires may limit operations
     -    the effect of weather conditions or other forces of nature
     - possible fluctuations in reported earnings due to changes in or new interpretations of accounting standards
     - changes in tax rates and regulations, interest rates, or inflation rates
     -    the availability of cost effective rail transportation service

Dependence  on  Key  Personnel
------------------------------

The Company has a relatively flat management structure and relies on the continued service of its senior management. The loss of the services of any key management employee could adversely effect the business or the price of the Company's securities. Also, the future success of the Company depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may adversely affect future results.

Compliance and Changes with Applicable Laws and Regulations
-----------------------------------------------------------

The changing regulatory framework governing the Company's diverse business creates significant risks, including potential liabilities from violations of environmental statutes and regulations. Failure to timely obtain or comply with applicable federal, state and local governmental licenses, permits or approvals for its waste treatment and disposal facilities could prevent or inhibit the Company from operating its facilities and providing services, resulting in a potentially significant loss of revenue and earnings. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws and regulations may require the Company to modify existing operating licenses or permits, or obtain additional approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards or require changes in operating practices or technology requirements may impose significant costs upon the Company. Failure to comply with applicable statutes, and regulations, licenses and permits may result in the imposition of substantial fines and penalties and could adversely affect the Company's ability to carry on its business as presently constituted.

The Company's revenues are primarily generated as a result of requirements arising under federal and state laws, regulations, and programs to protect public health and the environment. Management believes the nation's basic framework of environmental laws and regulations is widely accepted as sound public policy. If requirements to comply with these laws and regulations, particularly those relating to the treatment or disposal of PCB, hazardous, NORM/NARM and low-level radioactive waste were substantially relaxed or less vigorously enforced in the future, demand for the Company's services could materially decrease and revenues could be significantly reduced.

Exposure to Litigation
----------------------

Since Company personnel routinely handle radioactive, PCB and hazardous materials, the Company may be subject to liability claims by employees, contractors and other third parties. There can be no assurance that the Company's existing liability insurance is adequate to cover claims asserted against the Company or that the Company will be able to maintain adequate insurance in the future. Management believes the Company has adopted prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs will fully protect the Company. Adverse rulings in ongoing legal matters could also have a material adverse effect on the Company.

Access  to  Capital
-------------------

The Company requires cost effective access to capital to implement its strategic and financial plan. If the Company cannot maintain access to capital or raise additional capital, the Company may need to delay or scale back planned infrastructure improvements or disposal capacity expansions. This could negatively impact the Company's ability to generate earnings. The Company currently has cash and short term investments on hand to fund its budgeted 2005 capital projects and expects to maintain access to cost-effective capital in the event borrowings are required. Additionally, the Company has constructed sufficient disposal capacity to meet foreseeable near-term needs. No assurance can be given, however, that the Company will continue to have cash on hand for these purposes or maintain cost-effective access to the capital markets.

Access  to  Insurance  and  Financial  Assurances
-------------------------------------------------

The Company is required by license, permit, and prudence to maintain a variety of insurance instruments and financial assurances. Without cost-effective access to insurance and/or financial assurance markets, the Company's ability to operate its facilities would be materially and adversely affected. On December 19, 2004, insurance for the Company's primary financial assurance for its hazardous waste disposal facilities was renewed for one year. Although the Company expects to renew these policies prior to expiration, no guarantee can be given that the Company will be able to renew or procure new financial assurance insurance on terms favorable to the Company. Inability to obtain cost-effective insurance and/or financial assurance could have a material adverse effect on the Company.

New Technologies and Patent Rights
----------------------------------

The Company expects to introduce new technologies at its facilities from time to time. The Company has experienced difficulties implementing new technologies in the past. If the Company cannot cost-effectively deploy new treatment technologies in response to market conditions and customer requirements, the Company's business could be adversely affected.

Competitive Environment
-----------------------

The Company faces competition from companies with much greater resources and potentially more cost-effective services. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste in the United States, or a decrease in the treatment or disposal fees charged by competitors could reduce or eliminate the competitive advantage of the Company's facilities and services. The Company's business is heavily affected by waste tipping fees assessed by state regulatory entities. These fees, which vary from State to State, are periodically adjusted. Such adjustments may significantly impact the competitive environment in which the Company conducts business either positively or negatively.

General  Economic  Conditions
-----------------------------

The Company's hazardous waste facilities serve steel mills, refineries, chemical production plants and other basic industries that are, or may be, affected by general economic conditions. During periods of economic weakness, these industries may curtail production activities producing waste and/or delay spending on plant maintenance, waste clean-up work and other discretionary projects. While management believes that bid activity for the services it offers was solid in 2004, the Company makes no predictions whether general economic conditions will positively impact its business in 2005.

Potential Loss of Major Contracts
---------------------------------

A loss of one or more of the Company's large contracts could significantly reduce Company revenues and negatively impact earnings. Effective May 14, 2004, the US Army Corps of Engineers (USACE) exercised its option to extend the term of its disposal contract with USE through May 13, 2009.
Discontinuation of this, or any other, large contract could have a material adverse impact on the Company. Customers periodically review their contracts with the Company and may, from time to time, opt not to renew or extend their disposal contracts with the Company.

Compliance with Section 404 of Sarbanes-Oxley
---------------------------------------------

As directed by Section 404 of Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to issue a report on management's internal controls over financial reporting in their annual report on Form 10K. In addition, the independent registered public accounting firm auditing the Company's financial statements must attest to and report on management's assessment of internal controls over financial reporting. Management has conducted a rigorous review of its internal controls and continues to expend substantial resources to comply with Section 404.Management is required to issue a report to its independent auditors regarding its internal controls over financial reporting. Management's assessment of its internal controls over financial reporting may include an opinion on the effectiveness of such controls and may describe deficiencies, significant deficiencies or material weaknesses. If the Company's independent auditors interpret the rules, requirements, and regulations of Section 404 differently than management, they may disagree with management's assessment and issue a qualified opinion regarding management's assessment. If management cannot attest to the adequacy of its internal controls over financial reporting or the independent auditors disagree with management's assessment, investors could lose confidence in the quality of the Company's financial statements which may adversely impact the price of the Company's common stock. No assurance can be given at this time that management's internal controls over financial reporting are adequate or that the auditors will issue an unqualified opinion on management's report on internal controls over financial reporting. The Company continues to incur significant costs and management continues to devote substantial time and resources to comply with Section 404. This compliance effort has diverted management and resources from implementing the Company's growth initiatives. At this time, the Company is not prepared to issue our report on the effectiveness of our internal controls over financial reporting, nor is our independent registered public accounting firm able to attest to the effectiveness of our internal controls over financial reporting. The Company anticipates filing an amended Form 10K on or before May 2, 2005 in compliance with the SEC's exceptive order dated November 30, 2004 which provided an extension of time to file the required reports.

Ability to Collect on Insurance
-------------------------------

While the Company believes its business interruption claim filed in response to the 2004 fire at its Texas facility and other filed insurance claims are valid, no assurance can be given that the Company can collect on amounts claimed.

Potential Fires or Other Incidents Limiting Operations
------------------------------------------------------

The Company is subject to unexpected occurrences related, or unrelated, to our daily handling of dangerous substances. A fire or other incident could impair one or more of the facilities from performing their normal operations which could have a material adverse impact on the Company.

Access  to  Cost  Effective  Rail  Transportation  Service
----------------------------------------------------------

Revenue at the Company's Grand View, Idaho facility is subject to potential risks from disruptions in rail transportation service. Large volume base business and event business at this facility frequently arrives by rail. Events such as strikes, natural disasters and other acts of God, war, or terror could delay shipments and reduce both volumes and revenues. In addition, rail car service may be limited by economic conditions, specifically including increasing demand for rail service, which may result in sustained periods of slower service and make it difficult to acquire sufficient rolling stock. These economic conditions could also result in lower volumes and revenues. During the second half of 2004 the Company did experience delays in receiving waste, as rail transporters failed to meet agreed to schedules and a tight market for railcars existed. No assurance can be given that the Company can procure transportation services at historical rates. The lack of railcars, now and in the future, could limit the Company's ability to implement its growth plan and increase revenue.

General
-------

The Company is a hazardous, non-hazardous, industrial, and radioactive waste management company providing treatment and disposal service to commercial and government entities including but not limited to, nuclear power plants, refineries, chemical production plants, steel mills, the U.S. Department of Defense, medical facilities, universities and research institutions. The majority of revenues are derived from fees charged for waste treated and disposed of at Company-owned facilities. The Company also manages transportation of wastes to its facilities which may contribute significant revenue. Fees are also charged for waste packaging, brokering and transportation to facilities operated by other service providers. The Company and its predecessors have been in business for more than 50 years.

Overall Company Performance
---------------------------

On a consolidated basis, the Company's financial performance for the twelve-months ended December 31, 2004, showed material improvement over 2003 and 2002 as measured by income from operations. Management believes this improvement is due to the strong performance of its Grand View, Idaho and Beatty, Nevada operations, execution of management's growth strategy and organizational changes implemented in 2002 and 2003. These actions focused on increasing waste treatment and disposal throughput at the Company's operating facilities, securing permit modifications required to expand higher margin "niche" services, reducing personnel and other costs, streamlining reporting, implementing centralized information and accounting systems, reducing use of external consultants and attorneys, and restructuring the sales function to increase revenue and earnings.

Management believes recent operating performance, as well as future operating performance, is driven by the Company's core disposal business. A significant portion of the Company's revenue is derived from government remediation projects, which are driven by availability of state and federal appropriations and regulatory requirements. Since 2002, the Army Corps of Engineers (USACE) and federal contractors have represented significant amounts of the Company's revenue.

Funding for the USACE FUSRAP program, which contracts with the Company for disposal, has remained generally constant. Management expects this to continue for the remaining four years of the contract. The US EPA and other federal agencies have also used this USACE contract to dispose of Superfund and other federal clean-up waste.

Superfund projects depend on site-specific fund availability. Federal funding levels have generally decreased since the early 1990s; however, major projects continue. The Company is currently accepting waste from several large multi-year federal Superfund projects. States also fund remediation projects. The majority of the Company's 2003 Shaw E&I revenue derived from a remediation project funded by the State of New Jersey.

Non-government remediation project opportunities are driven by regulatory agency enforcement actions and settlements, litigation, local community controversy, availability of private funds and other factors. To the extent privately funded remediation projects are discretionary, management believes a healthy national economy generally favors increased project availability. Management further believes that bid activity for such projects increased in the second half of 2003 and 2004, and that this higher level of bid activity will continue during 2005.

The Company's largest base business customer is Nucor Corporation, which operates electric arc furnace steel mills. The Company treats and disposes of air pollution control dust (KO61) from Nucor steel mills in several states and from other steel mills at its Grand View, Idaho facility. Aggressive price competition from KO61 recyclers resulted in a loss of market share and revenue during 2003 and 2004. In February 2004, the Company entered into an agreement with Envirosafe Services of Ohio, Inc. ("ESOI") to provide ESOI's USEPA-approved KO61 "delisting" technology at the Company's Robstown, Texas and Beatty, Nevada facilities. The Company plans to extend the regulatory fee advantages enjoyed by its Idaho operation to these other two facilities. No assurance can be given, however, that this strategy will result in new KO61 business.

Other than Nucor, no other base business customer contributed more than 5% of Company revenue in 2004. The Company has been successful in securing new base business contracts from hazardous waste customers and employs a sales incentive plan that is weighted to rewarding new base business revenue. The hazardous waste business is highly competitive, however, and no assurance can be given that the Company will retain its present base business customers or increase its market share for steel mill air pollution control dust or other hazardous waste.

Year to year comparisons from 2003 to 2004 are made difficult by a series of material, independent events. These included:
     - a reversal in the second quarter of 2004 of the allowance on the Company's deferred tax asset,
     - a gain on sale of the discontinued Oak Ridge, Tennessee facility in the second quarter of 2004,
     - a fire in the third quarter of 2004 in the Company's Robstown, Texas waste treatment building,
     - an increase in the amount reserved for future costs at the closed Sheffield hazardous waste facility,
     - a large single event business project undertaken in the second half of 2003 at the Company's Grand View, Idaho facility,
     - unusually high litigation expenses in early 2003 and write off of the Ward Valley, California litigation,
     -    a  gain  on  sale  of  the  El  Centro  landfill assets in early 2003,
     - costs to discontinue the Company's Oak Ridge, Tennessee low-level radioactive waste processing business, remove waste from the premises and sell the discontinued operation's primary assets in 2003 and 2004,
     - a reversal in the fourth quarter of 2002 of the allowance on the Company's deferred tax asset,
     - a large single event business clean-up project undertaken in early 2002 by the Company's Richland, Washington facility, and
     - the adoption of a new accounting standard ("FAS 143") which resulted in a large gain in early 2002.

These events are discussed in detail below.

2004  EVENTS
------------

Reversal of the Allowance on the Deferred Tax Asset: Following the June 30, 2004
----------------------------------------------------
sale of the discontinued Oak Ridge LLRW processing business, management reassessed its valuation allowance and determined that most of the Company's deferred tax assets would likely be utilized prior to expiration. During the year ended December 31, 2004, the Company reversed $14,117,000 of the valuation allowance.

Sale  of  Oak  Ridge  Facility:  On  June  30,  2004,  the  Company  transferred
-------------------------------
substantially all the primary assets and liabilities of its discontinued Oak Ridge Tennessee processing operation to Toxco, Inc. ("Toxco"). The Company transferred $2,060,000 in Property and $1,650,000 in Cash to Toxco in exchange for Toxco's assumption of $4,640,000 of Closure and Other Liabilities. The Company recorded a $930,000 gain on the sale which is included as a Gain from discontinued operations in the Consolidated Statements of Operations.

Fire in  the  Robstown  Texas Waste  Treatment  Building: Waste treatment at the
---------------------------------------------------------
Company's Robstown Texas facility was suspended following a July 1, 2004 fire in the facility's waste treatment building. Treatment revenue previously represented approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility's revenue. While the Company is insured for property and equipment damage and business interruption, operational upgrades and loss of customer business impacted 2004 results and may continue to negatively impact financial performance in 2005. The Company also filed property and business interruption claims with its insurance carrier. Any differences between the amounts ultimately paid and amounts recognized by the Company will impact 2005 financial performance. The Texas facility restored limited treatment services in December 2004 and expects to resume full treatment services late in the first half of 2005. During the year ended December 31, 2004 the Company recognized the impairment of $679,000 of assets involved in the fire offset by $954,000 of expected property insurance proceeds. The Company also recognized $431,000 of expected business interruption proceeds.

Increase  in  the  amount  reserved  for  future  costs  at the closed Sheffield
--------------------------------------------------------------------------------
hazardous  waste  facility:
---------------------------
During the fourth quarter of 2004 the Company increased its estimate for closure and post-closure costs at this site by $715,000. The revised cost estimate and increase in the related reserve was based on a review of planned remediation activities and environmental monitoring work. An independent environmental consulting firm with prior experience at the site provided peer review of the revised estimate. Including the $715,000, the updated reserve for the Sheffield hazardous waste disposal area is now $2,489,000. Post closure monitoring will continue for approximately 22 more years in accordance with permit and regulatory requirements.


2003  EVENTS
------------

Oak  Ridge  Asset  Disposition:  During  2003, the Company accrued an additional
-------------------------------
$2,517,000 in costs to remove waste from the facility and prepare the facility for sale. This primarily reflects actual expenses, above initial estimates, incurred to dispose of specific wastes which were identified when the wastes were shipped to off-site service providers. $442,000 of these additional costs were accrued for expenses paid during 2004 in accordance with the provisions of EITF 94-3.

Ward  Valley  Litigation  and  Expenses:  Following the adverse California state
----------------------------------------
trial court decision in March 2003, the Company wrote off $20,951,000 of deferred site development costs for the Ward Valley project. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $1,786,000 were incurred and included in SG&A during 2003. The Company appealed the trial court ruling in 2003. Briefing in that appeal is now complete and oral argument is expected to be scheduled in the spring of 2005. Minimal out-of-pocket costs for this appeal were incurred and expensed in 2004 based on a fixed price legal representation agreement entered into and paid for in July 2003. Minimal costs will also be incurred in 2005 pending a ruling, expected ninety days after oral argument.

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

Reversal of the Allowance on the Deferred Tax Asset: Following a profitable year
----------------------------------------------------
in 2002 and with the expectation of continued profitability, management reassessed the valuation allowance and determined that a portion of the Company's deferred tax assets would likely be utilized prior to expiration. During the year ended December 31, 2002, the Company reversed $8,284,000 of the valuation allowance.

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

                                             Operating     Non-Operating     Discontinued
                                              Disposal       Disposal       Processing and
($in thousands)                              Facilities     Facilities      Field Services    Corporate     Total
---------------
2004
----
Revenue                                     $    54,090   $           77   $            --   $       --   $ 54,167
Direct operating cost                            29,806            1,091                --           --     30,897
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              24,284           (1,014)               --           --     23,270
S,G&A                                             4,581               29                --        5,943     10,553
Business interruption insurance claim              (431)              --                --           --       (431)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    20,134           (1,043)               --       (5,943)    13,148
Investment income                                    68               --                --          135        203
Interest expense                                     14               --                --          180        194
Insurance claims net of impairment                  275               --                --           --        275
Other income                                         42               19                --           38         99
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax and
discontinued operations                          20,505           (1,024)               --       (5,950)    13,531
Income tax expense (benefit)                         --               --                --       (8,832)    (8,832)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations                                       20,505           (1,024)               --        2,882     22,363
Gain (loss) from discontinued operations             --               --             1,047           --      1,047
                                            ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                           $    20,505   $       (1,024)  $         1,047   $    2,882   $ 23,410
                                            ============  ===============  ================  ===========  =========
Depreciation and accretion                  $     5,550   $          375   $            --   $       32   $  5,957
Capital Expenditures                        $     4,952   $           --   $            --   $       32   $  4,984
Total Assets                                $    37,217   $        6,526   $            --   $   33,490   $ 77,233
2003
----
Revenue                                     $    56,973   $           74   $            --   $       --   $ 57,047
Direct operating cost                            32,571              908                --           --     33,479
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              24,402             (834)               --           --     23,568
S,G&A                                             6,982            1,794                --        5,043     13,819
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    17,420           (2,628)               --       (5,043)     9,749
Investment income                                    --               --                --          347        347
Interest expense                                     36               --                --          230        266
Loss on writeoff of Ward Valley                      --           20,951                --           --     20,951
Other income                                         35               89                --           --        124
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax and
discontinued operations                          17,419          (23,490)               --       (4,926)   (10,997)
Income tax expense                                   --               --                --           72         72
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations                                       17,419          (23,490)               --       (4,998)   (11,069)
Gain (loss) from discontinued operations          4,994               --            (2,517)          --      2,477
                                            ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                           $    22,413   $      (23,490)  $        (2,517)  $   (4,998)  $ (8,592)
                                            ============  ===============  ================  ===========  =========
Depreciation and accretion                  $     6,515   $          400   $            --   $       81   $  6,996
Capital Expenditures                        $     6,582   $           35   $           451   $       --   $  7,068
Total Assets                                $    40,377   $        6,550   $         2,495   $   17,204   $ 66,626
2002
----
Revenue                                     $    46,494   $          295   $            --   $       --   $ 46,789
Direct operating cost                            23,436            1,787                --           --     25,223
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              23,058           (1,492)               --           --     21,566
S,G&A                                             8,000              103                --        4,528     12,631
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    15,058           (1,595)               --       (4,528)     8,935
Investment income                                    13               --                --           18         31
Interest expense                                    711               --                --          109        820
Other income (expense)                               58             (385)               --         (230)      (557)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax,
discontinued operations and cumulative
effect                                           14,418           (1,980)               --       (4,849)     7,589
Income tax benefit                                   --               --                --        8,505      8,505
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued
operations and cumulative effect                 14,418           (1,980)               --        3,656     16,094
Gain (loss) from discontinued operations            466               --           (10,930)          --    (10,464)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before cumulative effect           14,884           (1,980)          (10,930)       3,656      5,630
Cumulative effect of change in accounting
principle                                        14,983            1,548            (3,390)          --     13,141
                                            ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                           $    29,867   $         (432)  $       (14,320)  $    3,656   $ 18,771
                                            ============  ===============  ================  ===========  =========
Depreciation and accretion                  $     6,443   $          458   $           518   $      361   $  7,780
Capital Expenditures                        $     3,010   $            6   $           300   $       30   $  3,346
Total Assets                                $    44,832   $       27,467   $         4,649   $   10,177   $ 87,125

The following table sets forth Continuing Operations in the Statements of Operations for the three years ended December 31, 2004, as a percentage of revenue:

                                                                Percentage of Revenues for the
                                                                    Year Ended December 31,
                                                               -------------------------------
                                                                 2004       2003       2002
                                                               ---------  ---------  ---------
Revenue                                                           100.0%     100.0%     100.0%
Operating costs                                                    57.0       58.7       53.9
                                                               ---------  ---------  ---------

Gross profit                                                       43.0       41.3       46.1
Selling, general and administrative expenses                       19.5       24.2       27.0
Business interruption insurance claim                               0.8         --         --
                                                               ---------  ---------  ---------

Income from operations                                             24.3       17.1       19.1
Other income (expense), net                                         0.7      (36.4)      (2.9)
                                                               ---------  ---------  ---------

Income (loss) from continuing operations before income taxes       25.0      (19.3)      16.2
Income tax expense (benefit)                                      (16.3)       0.1      (18.2)
                                                               ---------  ---------  ---------

Income from continuing operations                                  41.3      (19.4)      34.4
                                                               =========  =========  =========

RESULTS OF OPERATING DISPOSAL FACILITY SEGMENT OPERATIONS

The following discussion and analysis addresses the Company's Operating Disposal facility operations and does not include the results of Discontinued Operations, Non-Operating Facilities or Corporate for the 12 months ended December 31, 2004, 2003 and 2002.

Revenue
-------

During the 12 months ended December 31, 2004, revenue from Operating Disposal facilities totaled $54,090,000. This was 5% lower than the $56,973,000 posted in 2003 and 16% higher than the $46,494,000 reported in 2002. Of the $10,479,000 increase in Operating Disposal facility revenue from 2002 to 2003, $10,053,000 reflected a single transportation and disposal project performed in the second half of 2003 by the Idaho facility. For 2004, the Company secured other significant projects and base business customers, but was not able to make up all of the revenue reduction following completion of the single large 2003 project. Despite a slight decrease in average selling price, increases in volume at the Idaho and Nevada facilities preserved revenue levels at these facilities from 2003 to 2004. Texas facility revenues were substantially reduced following the July 1, 2004 fire in the permitted containment building. The fire resulted in a 42% decrease in waste volumes and a 15% decrease in revenues from 2003 to 2004. The Texas facility resumed limited waste treatment on December 1, 2004 and expects to resume full treatment services late in the second quarter of 2005 following construction of a new waste treatment building.

Direct  Operating  Costs
------------------------

Direct operating costs represent costs at Company disposal facilities that are directly related to waste treatment and disposal. They include transportation, labor, equipment depreciation, fuel, treatment, waste treatment additives, testing, analysis, and amortization of disposal cell "airspace" costs. Except for transportation, airspace and treatment additives, most of the Company's direct costs are fixed and do not materially vary with changes in waste volume. In 2004, direct operating costs dropped to $29,806,000 from $32,571,000 in 2003. Direct operating costs in 2002 were $23,436,000. A large 2003 project amounting to $10,053,000 in revenue was completed with rail transportation and disposal following a strategic decision to 'bundle' rail and disposal costs on certain projects to more aggressively compete for business served by the Idaho site. Management believes that the bundling of rail services with disposal allows the Company to offer potential customers both lower overall pricing and value-added service. Bundling increases the Company's direct operating costs and reduces gross margin relative to revenue due to the lower margins realized on the transportation component of the services as compared to the disposal services margins. Management considers growth in operating earnings to be more important and will continue to pursue this plan in 2005 as a key element of the Company's strategy to increase earnings.

Selling, General and Administrative Expenses ("SG&A")
-----------------------------------------------------

In late 2001, the newly installed management embarked on an aggressive effort to reduce SG&A. As a result of cost control initiatives, SG&A associated with Operating Disposal facility operations declined by 34% in 2004 and 13% in 2003. All facilities decreased SG&A costs. Decreases in overhead spending were achieved through improved procurement of goods and services, decreased reliance on external consultants and legal counsel and other cost control measures. In 2003, the Company installed centralized information and accounting systems that have increased the availability and timeliness of business information. During 2004, improved invoicing and monitoring of accounts receivable balances produced a $757,000 decrease in bad debt expense from 2003 to 2004.

Operating  Income
-----------------

For the 12 months ended December 31, 2004, operating income from continuing operations totaled $13,148,000 or 24% of revenue compared to $9,749,000 (17% of revenue) in 2003 and $8,935,000 (19% of revenue) in 2002. Operating income from the Operating Disposal facility segment in 2004 was $20,134,000, a 16% increase over the $17,420,000 posted for 2003. This replicated the 16% increase over the $15,058,000 posted in 2002. Increasing disposal volumes combined with relatively lower disposal costs and SG&A has driven the increase in operating income since 2002. The Company generated an operating margin from the Operating Disposal segment of 37% in 2004, compared to 31% in 2003 and 32% in 2002.

RESULTS FROM NON-OPERATING DISPOSAL FACILITIES

Revenue
-------

Revenue generated by Non-Operating Disposal facilities represents amounts billable to third parties for services performed by the Company's non-operating segment. In Nebraska, the Company is reimbursed by the Central Interstate Compact Commission ("CIC") for allowable costs the Company incurs to support the CIC on the proposed Butte, Nebraska disposal site, related litigation and a subsequent settlement reached with the State of Nebraska (see Legal Proceedings above). The States of Illinois and Nevada pay the Company to maintain and monitor closed low-level radioactive waste sites that were returned to those states for perpetual care and maintenance. This revenue is generally not material. For the 12 months ended December 31, 2004, revenue generated from closed sites was $77,000, which was a $3,000 increase and $218,000 decrease from revenue generated in 2003 and 2002, respectively. Reimbursement of litigation support expenses incurred on the Nebraska project by the CIC accounts for the higher revenue in 2002 compared to 2003 and 2004.

Operating Costs and SG&A
------------------------

Non-Operating Disposal Facilities incur primarily legal and consulting expenses to maintain or license the facilities for initial use, and labor costs required to properly close and maintain facilities subsequent to use. During the year ended December 31, 2004, the Company recognized $715,000 of direct operating costs at the Sheffield facility due to an increased estimate of the costs necessary to properly remediate and monitor the facility. For the years ended 2004, 2003 and 2002, the Company reported $1,043,000, $2,628,000 and $1,595,000, respectively, in operating losses for the formerly proposed California and Nebraska disposal site development projects and to close and maintain facilities subsequent to operational use. Legal expenses of $26,000, $1,919,000 and $1,383,000 were incurred in 2004, 2003 and 2002, respectively, related to the formerly proposed California and Nebraska disposal sites. The Company appealed an adverse trial court ruling in the California litigation in 2003. Significant legal expenses are not expected in 2005 unless the appeals court rules in the Company's favor and remands the case for further proceedings to establish damages. The Company does not expect significant legal expenses following settlement of the Nebraska litigation in August 2004.

RESULTS FOR CORPORATE
---------------------

SG&A
----

Over the last two years, management has controlled and reduced SG&A across the Company. The Company also centralized accounting, information systems and certain operational and sales functions in the Boise office. This resulted in reassignment of related costs from the operating disposal facilities to the Corporate Office. Centralized information systems implemented in 2003 have increased the availability and timeliness of operating information and accelerated customer invoicing. The Company has also resolved multiple longstanding lawsuits, reducing legal fees and freeing up time and resources to focus on growing the business. During the 12 months ended December 31, 2004, Corporate SG&A totaled $5,943,000, or $900,000 higher than the $5,043,000 posted in 2003, and $1,415,000 higher than the $4,528,000 reported in 2002. For the 12 months ended December 31, 2004 the Company accrued $934,000 for payment of bonuses to selected executives under the American Ecology Corporation Management Incentive Plan ("MIP"). The Company also incurred costs for independent contractors and the Company's independent registered public accountant in excess of $175,000 to support efforts to comply with Section 404 Internal Controls requirements and the related assessment by its independent registered public accountant. On March 1, 2005, the Company paid the majority of the $934,000 in bonuses to the executives participating in the MIP. For the years ended December 31, 2003 and 2002, no bonus was earned or paid under the MIP.

RESULTS  OF  DISCONTINUED  OPERATIONS

In 2002, the Company entered into discussions with various parties regarding the potential sale of its municipal solid waste landfill in Texas and with other parties regarding potential sale of its discontinued LLRW processing business in Tennessee. The Company reclassified these business operations as discontinued operations consistent with Generally Accepted Accounting Principles ("GAAP") set forth in FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" and Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

El Centro Solid Waste Landfill, Robstown, Texas
-----------------------------------------------

On February 13, 2003, the Company sold its El Centro municipal and industrial waste landfill to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied"). The Company sold Prepaid Assets of $117,000 and Property, Plant, and Equipment of $6,930,000 which was subject to Closure/Post Closure Obligations of $1,098,000 for $10,000,000 cash and future royalty payments valued at $858,000. A $4,909,000 gain on sale was recognized in discontinued operations during the first quarter of 2003.

Under the Agreement with Allied, Allied agreed to pay the Company minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000, it will no longer have an obligation to pay annual minimum royalties but will still be required to pay royalties based upon El Centro waste volumes. The Royalty Asset, valued at $858,000 as of February 13, 2003, represented the present value of 5 years of minimum royalty payments. As of December 31, 2003, the Royalty Asset was reclassified from Discontinued Operations to the Operating Disposal Facility Segment based on the ongoing nature of the payments. Annual payments in excess of $215,000, or payments subsequent to 2007, are included in Other Income at the time of receipt. During 2004 and 2003, Allied paid the Company $300,000 and $237,000 in royalties, respectively.

The table below provides financial information on the operations of the El Centro landfill included in Discontinued Operations for the three years ended December 31, 2004:

($ in thousands)                                   Year Ended December 31,
                                                 2004      2003        2002
                                               --------  ---------  ----------
Revenue                                        $     --  $     462  $   2,563
Direct Operating costs                               --        244      1,351
                                               --------  ---------  ----------

Gross profit                                         --        218      1,212
Selling, general and administrative expenses         --        155        705
                                               --------  ---------  ----------

Income (loss) from operations                        --         63        507
Other income (expenses)                              --      4,931        (41)
                                               --------  ---------  ----------
Gain (loss) from discontinued operations       $     --  $   4,994  $     466
                                               ========  =========  ==========

By monetizing its investment in the El Centro landfill, the Company obtained resources to invest in its core hazardous and radioactive waste business, improve its capital structure, and meet its obligations in Oak Ridge, Tennessee.

Low-level Radioactive Waste Processing and Field Services, Oak Ridge Tennessee
------------------------------------------------------------------------------

AERC, acquired from Quadrex Corp. in 1994, processed LLRW to reduce the volume of waste requiring disposal at licensed radioactive waste facilities. The plant, situated on 16 acres of Company property in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry. AERC lost more than $57 million since its purchase in 1994, including substantial operating and net losses in 2001 and 2002. Management concluded that a lack of core business integration with the Company's disposal facilities and the highly competitive nature of the LLRW processing business would continue to prevent AERC from achieving profitability in the foreseeable future. Accordingly, action was taken to discontinue commercial operations and prepare the facility for sale.

In December 2002, the Company ceased commercial LLRW processing at Oak Ridge. Throughout 2003 and 2004, the Company incurred significant costs to ship waste from the plant site to off-site service providers and to prepare the plant for its intended sale. In addition, substantial management time and resources were devoted to identifying a qualified buyer for the discontinued business' property, plant and equipment.

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

The table below provides financial information on the combined operations of the LLRW processing facility and Field Services included in Discontinued Operations for the three years ended December 31, 2004:

$ in thousands                                       Year Ended December 31,
                                                  2004        2003        2002
                                                ---------  ----------  ----------
Revenue                                         $     --   $   1,941   $  17,018
Direct Operating costs                                --       2,038      16,687
                                                ---------  ----------  ----------

Gross profit (loss)                                   --         (97)        331
Selling, general and administrative expenses        (117)      1,939       3,627
                                                ---------  ----------  ----------

Gain (loss) from operations                          117      (2,036)     (3,296)
Other gains (expenses)                               930         (39)       (616)
Accrued charges                                       --         442       7,018
                                                ---------  ----------  ----------
Gain (loss) from discontinued operations        $  1,047   $  (2,517)  $ (10,930)
                                                =========  ==========  ==========

RESULTS OF CONSOLIDATED OPERATIONS

Selling,  General  &  Administrative  Expenses
----------------------------------------------

In 2004, overall SG&A decreased by $3,266,000 to $10,553,000, primarily due to $1,794,000 of 2003 legal expenses for the Ward Valley, California lawsuit that did not recur in 2004. Significant items included in 2004 SG&A are $934,000 accrued for payments under the American Ecology Corporation Management Incentive plan and a $757,000 decrease in Bad Debt Expense due to continued improvement in the Company's receivables. SG&A relative to revenue continued to drop, decreasing to 20% of revenue in 2004, compared to 24% and 27% of revenue in 2003 and 2002, respectively.

Interest Income
---------------

Interest income represents earnings on cash balances, investments, and notes receivable, which the Company traditionally maintained in minimal amounts prior to 2003. 2004 Interest income of $203,000 primarily represents available cash and short term investment balances earning interest at approximately 2%. While 2003 Interest income was $347,000, $302,000 of this amount was earned on a 1996 Federal Income Tax refund received in the third quarter of 2003. Interest income in 2002 was $31,000. The Company does not anticipate significant future interest income, as available cash and investment balances are invested in accounts earning interest at low, short term rates.

Interest Expense
----------------

Interest  expense  was  $194,000, $266,000, and $820,000 in 2004, 2003 and 2002,
respectively. In October 2002, the Company refinanced an 8.25%, $8,500,000 industrial revenue bond with a variable rate $7,000,000, 5-year fully amortizing term loan. At December 31, 2004, the interest rate on the term loan was 4.6%. Also contributing to the lower interest expense since 2002 was the retirement of additional debt of $1,062,000 in 2003 and $6,628,000 in 2002, reflecting initiatives to more efficiently utilize cash and reduce higher cost debt obligations. Interest expense is expected to decrease in 2005 based on scheduled payments on the term loan and other debt.

Other Income (Expense)
----------------------

Other  income (expense) was $99,000, $124,000, and ($557,000) for 2004, 2003 and
2002, respectively. The Other income account is used to record business activities that are not a part of the Company's current year ordinary and usual revenues and expenses. The following table summarizes these transactions outside the normal business scope.

($ in thousands)
                                                       AS OF DECEMBER 31,
OTHER INCOME                                          2004    2003    2002
------------                                         ------  ------  ------
Insurance claims                                     $  --   $  --   $  31
Settlement related to GM litigation                     --      --    (740)
Payment received on National Union litigation           --      --     250
Impairment of equity investment                         --      --    (358)
Other litigation related settlements                    --      --     100
Payments received in excess of royalty agreement        85      22      --
Other miscellaneous income (expense), net              (53)    (14)    (12)
Cash receipts for sale and rent of property rights      23     108     117
Data services sold                                      44       8      55
                                                     ------  ------  ------
     Total Other Income (Expense)                    $  99   $ 124   $(557)
                                                     ======  ======  ======

The Company has sought to resolve pending litigation to better focus resources and energies on its core treatment and disposal business. Other Expense for 2002 reflects resolution of 7 of 11 lawsuits pending in 2002 and resolution of another in 2003.


Income  Taxes
-------------

Effective income tax rates were (65)%, 1%, and (112)% for the fiscal years 2004, 2003 and 2002 respectively.

At December 31, 2004 the Company has approximately $20,000,000 in net deferred tax assets for income tax purposes, of which approximately $1,800,000 of state tax benefits are not currently expected to be utilized and for which a valuation allowance remains.

An $8,284,000 reduction in the valuation allowance was recorded at December 31, 2002. This reflected management's belief that it was more likely than not that approximately $8,284,000 of the deferred tax asset would be utilized in the foreseeable future.

Until June 30, 2004, uncertainties about future income and disposition of AERC assets in Oak Ridge limited the reliability of estimates on potential future use of net operating loss carry forwards. Following the June 30, 2004 sale of the discontinued Oak Ridge Processing Facility, management reassessed the valuation allowance and determined that most of the Company's deferred tax assets would likely be utilized prior to expiration. As a result, a $14,117,000 reduction in the valuation allowance was recorded during the year ended December 31, 2004.

The Company periodically assesses the adequacy of the valuation allowance. Due to the amount of federal deferred tax assets available to the Company, regular federal income tax is not expected to be due during 2005. However, federal alternative minimum tax of approximately 2% of income will continue to be paid during 2005.

The Company paid $335,000, $93,000, and $6,000 in Federal, state and local income and franchise taxes for fiscal years 2004, 2003 and 2002, respectively.

Cumulative Effect of Accounting Change
--------------------------------------

On January 1, 2002, the Company early adopted FAS 143, "Accounting for Asset Retirement Obligations." This change is more fully described in Note 8 to the financial statements with a pro-forma effect as shown on the face of the income statement. Compliance with FAS 143 is mandatory for fiscal years beginning after June 15, 2002. Implementation of FAS 143 had the following effects upon the
Company:

     - A stronger balance sheet through a reduction in liabilities and an increase in the Company's reported book net worth. Management believes the reduction in liabilities was helpful in renewing the Company's line of credit on more favorable terms and in successfully refinancing an industrial revenue bond in October 2002.

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

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2004, the Company's working capital position had materially improved, increasing to $17,314,000, compared to working capital of $12,805,000 and $8,087,000 at December 31, 2003 and 2002, respectively. This continued improvement was primarily due to retained earnings from operations and classification of a portion of the deferred tax asset as a current asset.

The Company's current ratio improved to 2.3:1.0 in 2004 compared with 2.1:1.0 and 1.5:1.0 for 2003 and 2002, respectively. Liquidity, as measured by day's receivables outstanding ("DRO"), improved to 60 days in 2004 from 68 and 74 days in 2003 and 2002, respectively. Management will continue to focus on DRO in 2005.

In addition to improving liquidity, the Company's leverage has markedly improved as measured by its total liabilities to equity ratio. At December 31, 2004, the Company's total liabilities to equity ratio had decreased to 0.5 to 1 from 0.8 to 1 and 0.9 to 1 at December 31, 2003 and 2002, respectively. This decrease in leverage reflects retention of earnings, and the net retirement or reduction of $15,555,000 of liabilities since 2001. This reduction in liabilities was primarily the result of the December 2002 discontinuation of the Oak Ridge, Tennessee business and related June 30, 2004 asset sale.

SOURCES  OF  CASH

As of December 31, 2004, the Company continues to maintain a credit agreement with Wells Fargo Bank with a maturity date of June 15, 2005. The line of credit is secured by the Company's accounts receivable. At December 31, 2004 and 2003, the outstanding balance on the revolving line of credit was $0. The Company borrows and repays according to business demands and availability of cash. The Company anticipates entering into a new credit agreement prior to expiration of the current agreement on June 15, 2005. The Company currently commits $5,000,000 of the $8,000,000 maximum line of credit as collateral for insurance policies.

In October 2002, the Company refinanced its $8,500,000 Idaho Industrial Revenue Bond with a $7.0 million fully amortizing five year term loan from Wells Fargo Bank. The remaining $1,500,000 was funded with cash on hand. At December 31, 2004, $2,683,000 was reported as long term debt (it is not scheduled to be repaid within a year), with $1,400,000 reported within the current portion of long term debt. The term loan agreement permits debt prepayment without penalty and allows the Company to borrow at a floating interest rate based on the Company's Funded Debt ratio. Depending upon this ratio, the Company can borrow either at an interest rate range based on the bank's prime rate to prime rate plus 1%, or at a range of 2% to 3.25% over an offshore interest rate. At December 31, 2004 the interest rate on the term loan was 4.6%. The Company has pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown hazardous and radioactive waste disposal facilities as collateral for the term loan. The term loan is cross-collateralized with the Company's line of credit.

On February 13, 2003, the Company sold its El Centro municipal and industrial waste landfill located near Corpus Christi, Texas to a wholly-owned subsidiary of Allied Waste Industries, Inc. ("Allied") for $10,000,000 cash at closing and future volume-based royalty payments. Under the Agreement, Allied is paying American Ecology minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000 it will no longer have an obligation to pay annual minimum royalties, but will still be required to pay royalties based upon waste volumes. Allied paid the Company $300,000 and $237,000 in royalties during 2004 and 2003, respectively.

The Company had 2,350,000 series E Warrants due to expire July 1, 2003 with an exercise price of $1.50 a share. In February 2003, holders of all 2,350,000 warrants exercised the warrants. The holders were issued 2,350,000 shares of stock in exchange for their warrants and $3,525,000 in cash.

The Company's operations have produced an average of approximately $15,000,000 a year in cash flow over the past three years. Management expects cash flow from operations in 2005 to match or exceed this performance. Additionally, $13,127,000 in cash on hand and short term investments existed at December 31, 2004.

USES  OF  CASH

Management has budgeted capital spending of approximately $12,000,000 in 2005. Of this amount, $3.9 million, or 33% of 2005 capital spending, is allocated for disposal cell construction at the Company's Idaho facility and $3,300,000, or 28% of 2005 capital spending, is allocated for construction of new waste treatment buildings at the Texas and Nevada facilities. 2004 capital spending totaled $4,984,000, primarily for design and construction of a $1,000,000 disposal cell at the Texas facility and $900,000 for improvements to a county road used by the Idaho facility.

On December 19, 2004, the Company renewed its financial assurance insurance policies. As a condition of renewal, the Company agreed to maintain $5,000,000 in collateral through a standby letter of credit and accepted a premium increase. The extent to which such cost and collateral requirements continue to increase is unknown, and could have a material, adverse impact on the Company's available cash and earnings.

On August 31, 2004 the Company declared a dividend of $.25 per common share to stockholders of record on September 30, 2004 and payable October 15, 2004. The dividend, paid out of cash on hand, totaled $4,345,000.

On February 17, 2004 the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The closing market price of the Company's common stock at February 17, 2004 was $6.99. The warrant was issued in 1998 to the Company's former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company's shares outstanding, was surrendered and will not be reissued. The warrant redemption reduced the Company's cash on hand by $5,500,000 and reduced Additional Paid in Capital by a like amount, with no effect on the Statement of Operations.

On June 30, 2004, the Company transferred substantially all the assets and liabilities of its discontinued Oak Ridge Tennessee processing operations to Toxco, Inc ("Toxco"). The Company transferred $2,060,000 in Property and $1,650,000 in Cash to Toxco in exchange for Toxco's assumption of $4,640,000 of Closure and Other Liabilities. The Company recorded a $930,000 gain on the sale which is included as a Gain from discontinued operations in the Consolidated Statements of Operations. Net cash outflows from the discontinued processing operations were approximately $3,000,000, $6,000,000, and $3,000,000 during 2004, 2003 and 2002, respectively. The Company does not expect further cash outlays for the discontinued Oak Ridge facility,

On February 28, 2003, the Company repurchased all 100,001 shares of Series D Preferred Stock outstanding for a total purchase price of $6,406,000. Repurchase of the Series D Preferred Stock eliminated an 8 3/8% debt instrument due to the preferred stockholders, and eliminated the potential dilution that conversion of these shares would have had on common stockholders.

On January 21, 2005, the Company committed to a five year operating lease for 150 to 200 rail cars at $475 a month per car. A formal lease agreement has not yet been signed, and the specific number of rail cars subject to the lease is still to be determined.

As of December 31, 2004, the Company expects to pay the following contractual obligations and commitments:

                                               Payments due by Year ($in thousands)
                                       2005   2006-2007   2008-2009    Beyond 2009    Total
                                      ------  ----------  ----------  -------------  -------
RECORDED LIABILITIES
--------------------
Long Term Debt                        $1,457  $    2,734  $       --  $          --  $ 4,191
Closure and Post Closure Liabilities   2,323       1,901       2,878         36,747   43,849
COMMITMENTS
-----------
Operating Lease Commitments              726         501          87             --    1,314
                                      ------  ----------  ----------  -------------  -------

Total Contractual Obligations         $4,506  $    5,136  $    2,965  $      36,747  $49,354
                                      ======  ==========  ==========  =============  =======

NOTE: Closure and Post Closure Liabilities are shown in the above table at their expected payment amount rather than the discounted liability amount shown on the balance sheet.

Since 2002, significant cash has been generated through earnings and the sale of assets. Proceeds were used primarily to construct new disposal cells, improve the Company's capital structure and prepare the Company's former Oak Ridge assets for sale. The Company believes that cash on hand, short term investments, cash flow from operations and borrowings under the line of credit will be sufficient to meet projected cash needs for the foreseeable future.

OTHER  MATTERS

Environmental  Matters
----------------------


32 The Company maintains reserves and insurance policies for costs associated with future closure and post-closure obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on independent engineering evaluations and interpretations of current regulatory requirements which are updated annually. Accounting for closure and post-closure costs includes final disposal unit capping, soil and groundwater monitoring, and other monitoring and routine maintenance costs required after a site discontinues accepting waste. The Company believes it has made adequate provisions through reserves and the insurance policies for these obligations.

The Company estimates that its future closure and post-closure costs for all insured facilities included in Continuing Operations were approximately $44,000,000 at December 31, 2004, with a median payment year of 2027. This compares to recorded closure and post-closure costs for facilities in Continuing Operations of $11,627,000, $11,023,000 and $10,200,000 for 2004, 2003 and 2002,
respectively. The Company's financial assurance insurance policy for closure and post closure obligations expires in December 2005.

Management believes that undertaking its environmental obligations will not have a material adverse effect on the financial condition of the Company. Operation of disposal facilities creates operational, monitoring, maintenance, and closure and post-closure obligations that could result in unforeseen monitoring and corrective action costs. The Company cannot predict the likelihood or effect of all such costs, new laws or regulations, or other future events affecting its facilities.

Seasonal  Effects
-----------------

Operating revenue is generally lower in the winter months and increases in the summer months when short term weather-influenced cleanup projects are most frequently undertaken. While large multi-year cleanup projects tend to continue in winter months, the volume of waste shipped for disposal may decrease due to weather-imposed operating constraints. While waste volumes tend to decrease in winter months, market conditions generally have a larger effect on revenue than does seasonality.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will require the Company to recognize the fair value of options issued to employees or the Board of Directors over the period in which the option is earned. The Company previously accounted for stock-based compensation using the intrinsic value method under APB Opinion No. 25, which is superseded by the revised SFAS No. 123 for options earned subsequent to June 30, 2005. Under the revised SFAS No. 123 at December 31, 2004, the Company has issued-but unvested options that, if earned, will result in the following compensation expense being recognized through the first quarter of 2006 when all remaining options will be vested:

                                                                       Pro Forma
($ in thousands)                                                 Compensation Expense
                                                                 --------------------
Fair value of options earned during the third quarter of 2005    $                 94
Fair value of options earned during the fourth quarter of 2005   $                 94
Fair value of options earned during the first quarter of 2006    $                 47

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the years ended December 31:

                                                                             2004      2003      2002
                                                                           --------  --------  --------
Net income (loss), as reported                                             $23,410   $(8,592)  $18,771
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects      (855)     (980)     (283)
                                                                           --------  --------  --------
Pro forma net income (loss)                                                $22,555   $(9,572)  $18,488
                                                                           ========  ========  ========


EARNINGS PER SHARE:
   Basic - as reported                                                     $  1.36   $  (.52)  $  1.28
                                                                           ========  ========  ========
   Basic - pro forma                                                       $  1.31   $  (.58)  $  1.26
                                                                           ========  ========  ========
   Diluted - as reported                                                   $  1.32   $  (.52)  $  1.15
                                                                           ========  ========  ========
   Diluted - pro forma                                                     $  1.27   $  (.58)  $  1.13
                                                                           ========  ========  ========

CRITICAL  ACCOUNTING  POLICIES

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. It is unlikely that such changes would materially change the Company's financial position and results of operations. Accounting for the Texas Fire, Disposal Facility Accounting, Accounting for Discontinued Operations, Litigation, and Income Taxes involve subjective judgments, estimates and assumptions that would likely produce a materially different financial position and result of operation if different judgments, estimates, or assumptions were used. These matters are discussed below. Additional information concerning significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements.

ACCOUNTING FOR THE JULY 1, 2004 TEXAS FIRE
On July 1, 2004 a fire at the Robstown, Texas facility's waste treatment building resulted in a property claim for Property and Equipment damaged in the fire. As of December 31, 2004 the Company has fully impaired the $679,000 in book value of assets damaged in the fire and recognized $954,000 of property insurance proceeds. The Company has requested approximately $1,200,000 in reimbursement from its insurance carrier under the property loss policy for this claim. The $954,000 recognized during 2004 represents the stated values provided to the insurance carrier by the Company at the inception of coverage and the minimum recovery expected by management. As of December 31, 2004, $100,000 in property insurance proceeds had been received by the Company.

As of December 31, 2004, the Company has filed approximately $2,200,000 in business interruption insurance claims with its insurance carrier of which $431,000 has been recognized. The Company has only recognized the recovery of $431,000 of incremental costs due to the fire, but has not recognized significant lost revenue associated with the Company's inability to take certain waste streams following the fire.

DISPOSAL  FACILITY  ACCOUNTING
In general terms, a cell development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space is filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

- Personnel and equipment costs incurred to construct new disposal cells are identified and capitalized as a cell development asset.

- The cell development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping filled disposal cells.

- The closure liability is the present value of a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor disposal cells. Management estimates payment timing and then accretes the current cost estimate by an estimated cost of living increase (1.5%). It then discounts (at 9.3%) the accreted current cost estimate back to its present value. Final closure liability obligations are currently estimated as being paid through 2056.

On January 1, 2002, the Company early adopted FAS 143, "Accounting for Asset Retirement Obligations". This change is more fully described in Note 8 to the financial statements with a pro-forma effect as shown on the face of the income statement. Compliance with FAS 143 is mandatory for fiscal years beginning after June 15, 2002. Under FAS 143, future expenses will increase on a period basis as the $13,141,000 cumulative effect flows through expenses over the currently projected period of 55 years. The current estimated expense increase is approximately $240,000 per year.

ACCOUNTING  FOR  DISCONTINUED  OPERATIONS
Accounting for Discontinued Operations requires numerous subjective and complex judgments, estimates and assumptions that materially affect financial position and Discontinued Operations.

At December 27, 2002, the Company discontinued operations at its former Processing and Field Services segment in Oak Ridge, Tennessee. The discontinued operations were accounted for under Emerging Issues Task Force Issue No 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which requires a liability to be recognized at the time the decision to exit the segment was made. EITF 94-3 was chosen as the guiding literature rather than Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). The latter standard requires a liability to be recognized at the time the liability is incurred. FAS 146 is required for exit activities entered into after December 31, 2002 but is optional for exit activities prior to December 31, 2002. Approximately $1,800,000 of liabilities were recognized as of December 31, 2002, and an additional $442,000 was recognized as of December 31, 2003 under EITF 94-3. These liabilities would not have been recognized until incurred had the Company adopted FAS 146 prior to December 27, 2002.

As of December 27, 2002, the Company recognized $7,018,000 in incremental liabilities relating to discontinuance of the Oak Ridge operation. The Company initially assumed that the Oak Ridge plant site would be cleared of waste and sold in 2003. During 2003, the Company expected to spend $1,800,000 to comply with conditions of its licenses and permits. An additional $1,227,000 was expected to be spent removing waste from the site and arranging for its disposal. Property and equipment was reduced by $1,593,000 to net realizable value. During 2003, the facility was prepared for sale. However, a sale did not occur until June 30, 2004.

LITIGATION
The Company is involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. During 2003, the Company recorded a loss of $20,951,000 following an adverse trial court ruling in California that, while appealed, nonetheless cast significant doubt on the Company's ability to recover its investment in the formerly proposed Ward Valley LLRW disposal site. The Company continues to hold a $6,478,000 deferred site development asset which may not be realized if the Company does not recover its fair share of the monetary damages specified in an August 2004 settlement agreement between the Central Interstate Compact Commission ("CIC") and the State of Nebraska or, alternately, the disposal project does not become operational. The settlement agreement requires Nebraska to make its initial payment to the CIC in August 2005. The decision to accrue costs or write off assets is based on the specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

INCOME  TAXES
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management's past belief that due to a history of tax losses, uncertainty regarding the disposition of the Oak Ridge assets, and prospects for the Company's business at that time, it likely would not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance is based on management's contemporaneous evaluation of whether it is more likely than not that the Company will be able to utilize some, or all of the deferred tax assets. During 2002, the Company assessed the valuation allowance and reversed approximately $8,284,000 of the valuation allowance that the Company expected to utilize in the foreseeable future. During 2003, the Company did not have tax or book income due to the write-off of the Ward Valley facility development asset. As a result, the Company did not utilize the deferred tax asset. At June 30, 2004, the Company reassessed the valuation allowance based on the sale of its Oak Ridge assets, 2004 year-to-date pretax income, and projections of continued profitability and reversed a substantial amount of the remaining valuation allowance. This reversal resulted in an income tax (benefit) of $(8,832,000) for the year ended December 31, 2004. A valuation allowance of approximately $1,800,000 continues to be maintained by the Company for state tax benefits that are not currently projected to be utilized prior to expiration.

OFF  BALANCE  SHEET  ARRANGEMENTS

The Company does not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. The Company operates through wholly owned subsidiaries.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not maintain equities, commodities, derivatives, or any other similar instruments for trading or any other purposes, and also does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets due to the Company's preservation of capital approach to investments. At December 31, 2004, approximately $13,100,000 was held in cash or short term investments at terms ranging from overnight to three months. Together, these items earned interest at approximately 2% and comprised 17% of assets.

The Company has interest rate risk on debt instruments due to the $7,000,000 five year amortizing term loan due Wells Fargo Bank. At December 31, 2004, $4,083,000 of variable rate debt was owed under the term loan, accruing interest at the rate of 4.6%. A hypothetical change of 1% in interest rates would change annual interest expense paid by the Company by approximately $34,000.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To  the  Shareholders  and  Board  of  Directors
American  Ecology  Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 2004, 2003, and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology
Corporation and subsidiaries as of December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Moss Adams, LLP


Los Angeles, California
January  28,  2005

                                    AMERICAN ECOLOGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                               ($ IN 000'S EXCEPT PER SHARE AMOUNTS)
                                                                               As of December 31,
                                                                            -----------------------
                                                                               2004         2003
                                                                            -----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents                                                 $     2,160  $   6,674
  Short term investments                                                         10,967         --
  Receivables, net                                                                8,963     12,596
  Insurance receivable                                                            1,285         --
  Prepayments and other                                                           1,469      1,051
  Deferred income taxes                                                           5,613      3,222
  Assets held for sale or closure                                                    --        938
                                                                            -----------  ----------
    Total current assets                                                         30,457     24,481

Property and equipment, net                                                      27,363     28,317
Facility development costs                                                        6,478      6,478
Other assets                                                                        462        731
Deferred income taxes                                                            12,473      5,062
Assets held for sale or closure                                                      --      1,557
                                                                            -----------  ----------
    Total assets                                                            $    77,233  $  66,626
                                                                            ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                         $     1,457  $   1,475
  Accounts payable                                                                3,022      1,678
  Deferred revenue                                                                  724        497
  State burial fees payable                                                       1,446      1,387
  Management incentive plan payable                                                 934         --
  Customer refunds                                                                2,512      1,741
  Accrued liabilities                                                               725      1,163
  Accrued closure and post closure obligation, current portion                    2,323      1,828
  Current liabilities of assets held for sale or closure                             --      1,907
                                                                            -----------  ----------
    Total current liabilities                                                    13,143     11,676

Long term debt                                                                    2,734      4,200
Long term accrued liabilities                                                       441        454
Accrued closure and post closure obligation, excluding current portion            9,304      9,296
Liabilities of assets held for sale or closure, excluding current portion            --      4,649
                                                                            -----------  ----------
    Total liabilities                                                            25,622     30,275
                                                                            -----------  ----------

Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized,
  Common stock, $.01 par value, 50,000,000 authorized, 17,398,494
    and 17,033,118 shares issued and outstanding                                    174        170
  Additional paid-in capital                                                     51,015     54,824
  Retained earnings (deficit)                                                       422    (18,643)
                                                                            -----------  ----------
    Total shareholders' equity                                                   51,611     36,351
                                                                            -----------  ----------

Total Liabilities and Shareholders' Equity                                  $    77,233  $  66,626
                                                                            ===========  ==========

The accompanying notes are an integral part of these financial statements.

                                            AMERICAN ECOLOGY CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                For the Year Ended December 31,
                                                                           -----------------------------------------
                                                                               2004          2003           2002
                                                                           ------------  -------------  ------------
Revenue                                                                    $    54,167   $     57,047   $    46,789
Direct operating costs                                                          30,897         33,479        25,223
                                                                           ------------  -------------  ------------

Gross profit                                                                    23,270         23,568        21,566
Selling, general and administrative expenses                                    10,553         13,819        12,631
Business interruption insurance claim                                             (431)            --            --
                                                                           ------------  -------------  ------------

Income from operations                                                          13,148          9,749         8,935
Interest income                                                                    203            347            31
Interest expense                                                                  (194)          (266)         (820)
Fire related property insurance claims net of impairment                           275             --            --
Loss on write off of Ward Valley facility development costs                         --        (20,951)           --
Other income (expense)                                                              99            124          (557)
                                                                           ------------  -------------  ------------

Income (loss) before income tax, discontinued operations and cumulative
effect of change in accounting principle                                        13,531        (10,997)        7,589
Income tax expense (benefit)                                                    (8,832)            72        (8,505)
                                                                           ------------  -------------  ------------

Income (loss) before discontinued operations and cumulative effect of
change in accounting principle                                                  22,363        (11,069)       16,094
Income (loss) from discontinued operations (net of tax of $0)                    1,047          2,477       (10,464)
                                                                           ------------  -------------  ------------

Income (loss) before cumulative effect of change in accounting principle        23,410         (8,592)        5,630
Cumulative effect of change in accounting principle (net of tax of $0)              --             --        13,141
                                                                           ------------  -------------  ------------

Net income (loss)                                                               23,410         (8,592)       18,771
Preferred stock dividends                                                           --             64           398
                                                                           ------------  -------------  ------------

Net income (loss) available to common shareholders                         $    23,410   $     (8,656)  $    18,373
                                                                           ============  =============  ============

Basic earnings (loss) per share                                            $      1.36   $       (.52)  $      1.28
                                                                           ============  =============  ============

Diluted earnings (loss) per share                                          $      1.32   $       (.52)  $      1.15
                                                                           ============  =============  ============

Dividends paid per common share                                            $      0.25   $         --   $        --
                                                                           ============  =============  ============

The accompanying notes are an integral part of these financial statements.

                                              AMERICAN ECOLOGY CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      ($ IN 000'S)

                                                                                    For the Year Ended December 31,
                                                                               -----------------------------------------
                                                                                   2004           2003          2002
                                                                               -------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                                            $     23,410   $    (8,592)  $    18,771
  Adjustments to reconcile net income (loss)to net
      cash provided by operating activities:
  Depreciation, amortization, and accretion                                           5,957         6,973         6,604
  (Income) loss from discontinued operations                                         (1,047)       (2,477)       10,464
  Loss on disposal of property and equipment and gain on property claim, net           (204)           --            --
  Income tax benefit on exercise of stock options                                       634            --            --
  Loss on write off of Ward Valley facility development costs                            --        20,951            --
  Cumulative effect of change in accounting principle                                    --            --       (13,141)
  Deferred income taxes                                                              (9,800)           --        (8,284)
  Stock compensation                                                                     --            38            68
Changes in assets and liabilities:
  Receivables                                                                         3,633        (2,078)       (2,517)
  Other assets                                                                         (605)         (206)          553
  Closure and post closure obligation                                                  (526)         (537)       (1,598)
  Income taxes payable/receivable                                                        --           715          (227)
  Accounts payable and accrued liabilities                                            2,884          (218)       (3,063)
                                                                               -------------  ------------  ------------
      Net cash provided by operating activities                                      24,336        14,569         7,630

Cash flows from investing activities:
  Capital expenditures                                                               (4,984)       (6,270)       (2,737)
  Proceeds from the sale of assets                                                      383            --            --
  Transfers between cash and short term investments, net                            (10,967)           --            --
                                                                               -------------  ------------  ------------
      Net cash used by investing activities                                         (15,568)       (6,270)       (2,737)

Cash flows from financing activities:
  Proceeds from issuances and indebtedness                                               --            --         7,615
  Dividends paid                                                                     (4,345)           --            --
  Payments of indebtedness                                                           (1,484)       (3,053)      (15,128)
  Warrants purchased and canceled                                                    (5,500)           --            --
  Stock purchased and canceled                                                           --          (231)           --
  Retirement of Series D Preferred Stock                                                 --        (6,406)           --
  Stock options and warrants exercised                                                1,061         4,002         1,091
                                                                               -------------  ------------  ------------
      Net cash used by financing activities                                         (10,268)       (5,688)       (6,422)
                                                                               -------------  ------------  ------------

Increase (decrease) in cash and cash equivalents                                     (1,500)        2,611        (1,529)
Net cash provided (used) by discontinued operations                                  (3,014)        3,928        (2,812)
Cash and cash equivalents at beginning of year                                        6,674           135         4,476
                                                                               -------------  ------------  ------------
Cash and cash equivalents at end of year                                       $      2,160   $     6,674   $       135
                                                                               =============  ============  ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                                                             $        194   $       266   $       820
  Income taxes paid                                                                     335            93             6
Non-cash investing and financing activities:
  Preferred stock dividends accrued                                                      --            --           398
  Acquisition of equipment with notes/capital leases                                     --           168            --
  Impairment of assets involved in July 1, 2004 fire                                    679            --            --
  Recognition of insurance proceeds for assets involved in July 1, 2004 fire            854            --            --

The accompanying notes are an integral part of these financial statements.

                                AMERICAN ECOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        ($ IN 000'S)


                                                          ADDITIONAL    RETAINED
                                 PREFERRED     COMMON      PAID-IN      EARNINGS
                                   STOCK       STOCK       CAPITAL     (DEFICIT)    TOTAL
                                -----------  ----------  ------------  ----------  --------
Balance, January 1, 2002        $        1   $      138  $    54,637   $ (28,360)  $26,416

Net income                              --           --           --      18,771    18,771
Common stock issuance                   --            7        1,152          --     1,159
Dividends on preferred stock            --           --           --        (398)     (398)
                                -----------  ----------  ------------  ----------  --------
Balance, December 31, 2002      $        1   $      145  $    55,789   $  (9,987)  $45,948
                                ===========  ==========  ============  ==========  ========

Net loss                                --           --           --      (8,592)   (8,592)
Common stock issuance                   --           25        4,015          --     4,040
Dividends on preferred stock            --           --           --         (64)      (64)
Retirement of preferred stock           (1)          --       (4,749)         --    (4,750)
Common stock cancelled                  --           --         (231)         --      (231)
                                -----------  ----------  ------------  ----------  --------
Balance, December 31, 2003      $       --   $      170  $    54,824   $ (18,643)  $36,351
                                ===========  ==========  ============  ==========  ========

Net income                              --           --           --      23,410    23,410
Common stock issuance                   --            4        1,057          --     1,061
Dividends on common stock               --           --           --      (4,345)   (4,345)
Retirement of bank warrant              --           --       (5,500)         --    (5,500)
Tax benefit from stock options          --           --          634          --       634
                                -----------  ----------  ------------  ----------  --------
Balance, December 31, 2004      $       --   $      174  $    51,015   $     422   $51,611
                                ===========  ==========  ============  ==========  ========

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

The Company's principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas, a Texas Limited Partnership; US Ecology Washington, Inc., a Delaware corporation; and US Ecology Idaho, Inc., a Delaware corporation.

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

The Non-Operating Disposal Facilities segment includes the closed hazardous waste disposal, processing, and deep-well injection facilities located in Sheffield, Illinois; Bruneau, Idaho; Beatty, Nevada; and Winona, Texas. The Company currently incurs costs for remediation and long-term monitoring and maintenance at its closed facilities. Two formerly proposed disposal facilities located in Butte, Nebraska and Ward Valley, California are involved in ongoing litigation.

The Processing and Field Services segment previously aggregated, volume-reduced, and performed remediation and contamination removal services primarily for nuclear power plants. Processing and Field Services operations are included in the results of discontinued operations.

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

Short  Term  Investments  Short  term investments of $10,967,000 at December 31,
------------------------
2004 shown as a current asset in the accompanying consolidated balance sheet consist of investments of quasi governmental institutions such as the Federal Home Loan Bank. These investments have had maximum maturities of approximately three months and are expected to earn a slightly higher rate of return than investments in overnight securities.

Financial  Instruments.  The  recorded  amounts  of  cash  and cash equivalents,
----------------------
short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments. The recorded amount of short and long-term borrowings approximates fair value as the interest rates approximate current competitive rates.

Receivables.  -  Receivables  are  stated  at  an  amount  management expects to
-----------
collect. Based on management's assessment of the credit history of the customers having outstanding balances, it has concluded that potential unreserved future losses on balances outstanding at year-end will not be material.

Revenue  Recognition.  Revenues are recognized by operating segment, as follows:
--------------------

Disposal facility revenues result primarily from fees charged to customers for waste treatment and/or disposal services. Fees are generally charged on a per-ton or per-yard basis based on contracted prices. Revenues are recognized as services are performed and the waste is buried. Burial fees collected from customers and paid to the respective states are not included in revenue.

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

Unbilled receivables. Unbilled receivables are recorded for work performed under
--------------------
contracts that have not yet been invoiced to customers, and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2004 were billed in the following month.

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

Property,  Plant  and  Equipment.  Property  plant and equipment are recorded at
---------------------------------
cost and depreciated on the straight-line method over estimated useful lives. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are charged to expense as incurred. During 2004, 2003 and 2002, maintenance and repair expenses charged to continuing operations were $1,009,000, $1,053,000 and $337,000, respectively. During 2004 significant expenses were incurred for repairs and maintenance on water management systems, and in 2003 significant expenses were incurred for repairs and maintenance on buildings and monitoring wells.

The Company assumes no salvage value for its depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

                                 Useful Lives
                                 ------------
Vehicles and other equipment       3 to 10
Disposal facility and equipment    3 to 20
Buildings and improvement          5 to 40

Disposal  cell  development  costs  and  accounting.  Qualified  disposal  cell
---------------------------------------------------
development costs are recorded and capitalized at cost. Capitalized cell development costs, net of recorded amortization, are added to estimated future costs of the permitted disposal cell to be incurred over the remaining construction of the cell to determine the amount to be amortized over the remaining estimated cell life. Estimated future costs are developed using input from independent engineers, and internal technical and accounting managers. Management reviews these estimates at least annually. Amortization is recorded on a unit of consumption basis, typically applying cost as a rate per cubic yard. Disposal facility site costs are expected to be fully amortized upon final closure of the facility, as no salvage value applies. Costs associated with ongoing disposal operations are charged to expense as incurred.

The Company has material financial commitments for closure and post-closure obligations for facilities it owns or operates. The Company estimates its future cost requirements for closure and post-closure monitoring based on Resource Conservation and Recovery Act ("RCRA") and conforming state requirements and applicable permits. RCRA requires that companies provide the responsible regulatory agency an acceptable financial assurance for closure and post-closure monitoring of each facility for thirty years following closure. Estimates for final closure and post-closure costs are developed using input from the Company's technical and accounting managers and are reviewed by management at least once per year. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations during the required post-closure monitoring period. In August 2001, the Financial Accounting
Standards Board (FASB) issued FAS No. 143, Accounting for Asset Retirement Obligations (FAS 143), which established standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. The Company adopted these standards effective January 1, 2002. In accordance with FAS 143, the present value of the estimated closure and post-closure costs are accreted using the interest method of allocation so that 100% of the future cost has been incurred at the time of payment.

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

Impairment of Long-lived assets. Long-lived assets consist primarily of property
-------------------------------
and equipment, facility development costs and deferred site development costs. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of possible impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operation of the remaining amortization period. If an impairment loss exists, the carrying amount of the related long-lived assets is reduced to its estimated fair value based upon discounted cash flows from operations. During 2004 the Company recorded an impairment charge of $679,000 for assets involved in the July 1, 2004 Texas fire. During 2003 and 2002, the Company recorded impairment charges of $225,000 and $1,593,000 relating to certain discontinued operations.

Income  taxes.  Income  taxes  are  accounted  for  using an asset and liability
--------------
approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense is the income tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Insurance.  The  Company  is self-insured for health-care coverage of employees.
---------
Stop-loss insurance is carried, which assumes liability for claims in excess of $75,000 per individual or on an aggregate basis based on the monthly population. Accrued costs related to the self-insured health care coverage amounted to $131,000 and $138,000 at December 31, 2004 and 2003. The Company also maintains a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, the Company is insured for consultant's environmental liability subject to a $100,000 self-insured retention.

New Accounting Pronouncements.
------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will require the Company to recognize the fair value of options issued to


44 employees or the Board of Directors over the period in which the option is earned. The Company previously accounted for stock-based compensation under APB Opinion No. 25, which is superseded by SFAS No. 123 for options earned subsequent to June 30, 2005. Under the revised SFAS No. 123 at December 31, 2004, the Company has issued but unvested options that, if earned, will result in the following compensation expense being recognized through the first quarter of 2004 when all remaining options will be vested :

                                                                             Pro Forma
($in thousands)                                                        Compensation Expense
                                                                       ---------------------
Fair value of options to be earned during the third quarter of 2005    $                  94
Fair value of options to be earned during the fourth quarter of 2005   $                  94
Fair value of options to be earned during the first quarter of 2006    $                  47

Stock  Options.  At  December 31, 2003, the Company has two stock-based employee
---------------
compensation plans. These are more fully described in Note 13. The Company currently accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31:

                                                                             2004      2003      2002
                                                                           --------  --------  --------
Net income (loss), as reported                                             $23,410   $(8,592)  $18,771
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects      (855)     (980)     (283)
                                                                           --------  --------  --------
Pro forma net income (loss)                                                $22,555   $(9,572)  $18,488
                                                                           ========  ========  ========

EARNINGS PER SHARE:
   Basic - as reported                                                     $  1.36   $  (.52)  $  1.28
                                                                           ========  ========  ========
   Basic - pro forma                                                       $  1.31   $  (.58)  $  1.26
                                                                           ========  ========  ========
   Diluted - as reported                                                   $  1.32   $  (.52)  $  1.15
                                                                           ========  ========  ========
   Diluted - pro forma                                                     $  1.27   $  (.58)  $  1.13
                                                                           ========  ========  ========

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

                                                                          Year Ended December 31,
                                                                          -----------------------
($in thousands except per share amounts)                                2004      2003       2002
                                                                       -------  ---------  ---------
Income (loss) before discontinued operations and cumulative            $22,363  $(11,069)  $ 16,094
    effect of accounting change
Gain (loss) from operations of discontinued segments                     1,047     2,477    (10,464)
Cumulative effect of accounting change                                      --        --     13,141
                                                                       -------  ---------  ---------
Net income (loss)                                                       23,410    (8,592)    18,771
Preferred stock dividends                                                   --        64        398
                                                                       -------  ---------  ---------
Net income (loss) available to common shareholders                     $23,410  $ (8,656)  $ 18,373
                                                                       =======  =========  =========

Weighted average shares outstanding-
  Common shares                                                         17,226    16,604     14,311


Effect of dilutive shares
  Series E Warrants                                                         --        --        981
  Chase Bank Warrants                                                       --        --        564
  Stock Options                                                            500        --        114
                                                                       -------  ---------  ---------

      Fully diluted shares                                              17,726    16,604     15,970
                                                                       =======  =========  =========

Basic earnings (loss) per share from continuing operations             $  1.30  $   (.67)  $   1.09
Basic earnings (loss) per share from discontinued operations               .06       .15       (.73)
Basic earnings per share from cumulative effect of accounting change        --        --        .92
                                                                       -------  ---------  ---------
Basic earnings (loss) per share                                        $  1.36  $   (.52)  $   1.28
                                                                       =======  =========  =========

Diluted earnings (loss) per share from continuing operations           $  1.26  $   (.67)  $    .99
Diluted earnings (loss) per share from discontinued operations             .06       .15       (.66)
Diluted earnings per share from cumulative effect of accounting
change                                                                      --        --        .82
                                                                       -------  ---------  ---------
Diluted earnings (loss) per share                                      $  1.32  $   (.52)  $   1.15
                                                                       =======  =========  =========


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

     - Insurance Receivable -- The Company estimates proceeds for property and business interruption insurance resulting from the July 1, 2004 fire at the Robstown, Texas facility.

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

     - Disposal Cell Development and Final-Closure/Post-Closure Amortization - The Company expenses amounts for disposal cell usage and final closure and post-closure costs for each cubic yard of waste buried at its disposal facilities. In determining the amount to expense for each cubic yard of waste buried, the Company estimates the cost to develop each disposal cell and the final closure and post-closure costs for each disposal cell. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third party engineering consultants, and Company technical and accounting managers. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

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

NOTE 5.  CONCENTRATIONS AND CREDIT RISK

Major  Customers.  The Company manages the disposal of hazardous and radioactive
----------------
waste under a contract with the U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program ("FUSRAP"), the transportation and disposal of waste for remediation projects, and the disposal of steel mill dust (KO61) under various contracts. The following customers accounted for more than 10% of revenue during any of the three years ending December 31:

                                % OF REVENUE FOR YEAR ENDING
CUSTOMER                        2004        2003        2002
                              --------  ------------  --------
U.S. Army Corps of Engineers        31            27        27
Nucor Steel Company                  6             7        13
Shaw E & I                          --            18         -


Receivable balances from these customers as of December 31, were as follows ($ in thousands):

CUSTOMER                       2004    2003
                              ------  ------
U.S. Army Corps of Engineers  $1,892  $2,916
Nucor Steel Company           $  257  $  375
Shaw E & I                        --  $3,598

Credit  Risk  Concentration.  The  Company  maintains most of its cash and short
---------------------------
term investments with Wells Fargo Bank in Boise, Idaho. Substantially all of the balances are uninsured and are not used as collateral for other obligations. Short term investments are quasi-governmental debt obligations, such as the Federal Home Loan Bank, with a maximum maturity of approximately three months. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company's credit evaluation process. Typically, the Company has not required customers to provide collateral for such obligations.

Labor  Concentrations.  As  of  December  31, 2004, the Paper, Allied-Industrial
----------------------
Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 11 employees at one of the Company's facilities, and 167 other employees did not belong to a union.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and 2003, were as follows:

($in thousands)                                                2004       2003
                                                             ---------  ---------
Construction in progress                                     $  2,538   $  1,381
Land and improvements                                           5,604      4,986
Cell development costs                                         20,323     19,503
Buildings and improvements                                     12,170     13,535
Vehicles and other equipment                                   17,057     16,938
                                                             ---------  ---------
                                                               57,692     56,343
Less: Accumulated depletion, depreciation and amortization
                                                              (30,329)   (28,026)
                                                             ---------  ---------
Property, Plant and Equipment                                $ 27,363   $ 28,317
                                                             =========  =========

Depreciation  expense  was $4,905,000, $5,995,000, and $4,864,000 for 2004, 2003
and  2002,  respectively.

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

The Company has alleged that the State of California abandoned its duty to acquire the project property from the U.S. Department of the Interior and is seeking recovery of monetary damages in excess of $162 million in a suit filed in State court. The trial court ruled against the Company on March 26, 2003. Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003. The Company has appealed this ruling. Briefing on the appeal was completed in 2004 and management expects oral argument to be scheduled in the second quarter of 2005.

Butte  Site  -  The Company submitted an application to the State of Nebraska to
--------------
construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission ("CIC"). Following proposed license denial by the State of Nebraska, the CIC, the Company and a number of nuclear power utilities funding the project sued the State of Nebraska alleging bad faith in the license review process. A federal court order was issued enjoining the State license review process. On September 30, 2002, the federal district court awarded plaintiffs $153 million in damages. The Company anticipates that it will receive approximately $12 million of the award based on its contributions to the project and pre-judgment interest. On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the district court ruling in its entirety.

On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment and agreed to dismiss its petition for U.S. Supreme Court review. Management expects to finalize payment arrangements with the CIC prior to the intended August 2005 disbursement.

The timing and outcome of the above matters are unknown. The Company has alleged that the State of California has abandoned the project. A state law has been enacted effectively precluding disposal facility development at that site. However, the Company believes that its damages claim is strong and will continue to pursue recovery of damages through its litigation. The Company is pursuing its fair share of the Nebraska-CIC settlement in discussions with the CIC, however, payment is subject to appropriation of settlement funds by the Nebraska legislature and agreement with the CIC on the amount and timing of payment. In the event the Company fails to secure its fair share of the settlement, the Company is unable to recoup its investment through legal recourse, or the Butte project is not resurrected and placed in operation, it may have a material adverse effect on the Company's financial position.

The following table shows the ending capitalized balances for facility development costs as of December 31, 2004 and 2003 (in thousands):

                         Capitalized Costs
                         -----------------
                          2004       2003
                         ------     ------
Ward Valley, CA Project  $   --     $   --
Butte, Nebraska Project   6,478      6,478
                         ------     ------
Total                    $6,478     $6,478
                         ======     ======

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

The Company does not bear significant financial responsibility for closure and post-closure of the disposal facilities located on State owned land at Beatty, Nevada or State leased federal land at Richland, Washington. Nevada and Washington collect fees from a portion of the disposal charges on a quarterly basis from the Company. Such fees are deposited in dedicated, State controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the States and are based upon engineering cost estimates set by the States.

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

Changes to reported closure and post closure obligations were as follows (in thousands):

                                 2004      2003
                               --------  --------
Obligation, beginning of year  $15,745   $16,760
Accretion of obligation          1,029     1,051
Payment of obligation             (961)   (1,148)
Adjustment of obligation        (4,186)     (918)
                               --------  --------
December 31obligation          $11,627   $15,745
                               ========  ========

The adjustment of obligation is a change in the expected timing of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments were a reduction in the obligation of $1,098,000 due to the sale of the discontinued El Centro municipal landfill in 2003 and a reduction in the obligation of $4,621,000 due to the sale of the discontinued Oak Ridge processing business in 2004.

The reported closure and post closure obligation is recorded in the consolidated balance sheet for the years ended December 31 as follows:

($in thousands)                                                                2004     2003
                                                                              -------  -------
Accrued closure and post closure obligation, current portion                  $ 2,323  $ 1,828
Accrued closure and post closure obligation, non-current portion                9,304    9,296
Liabilities related to assets held for sale or closure, non-current portion        --    4,621
                                                                              -------  -------
                                                                              $11,627  $15,745
                                                                              =======  =======

The reported closure and post closure asset is recorded in the consolidated balance sheet for the years ended December 31 as follows:

($in thousands)                                                             2004     2003
                                                                           -------  -------
Closure and post closure asset, beginning of year                          $1,698   $2,011
Adjustments to closure and post closure asset                                (209)    (313)
                                                                           -------  -------
Closure and post closure asset, end of year                                $1,489   $1,698
Adjustment to accumulated amortization of closure and post closure asset      181       --
Amortization of closure and post closure asset                                (94)    (139)
Prior year accumulated amortization of closure and post closure asset        (338)    (199)
                                                                           -------  -------
Net closure and post closure asset, end of year                            $1,238   $1,360
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

Long-term  debt  at  December  31  consisted  of  the  following (in thousands):

                            INTEREST RATE AT DEC. 31, 2004     2004      2003
                            -------------------------------  --------  --------
Term Loan                   VARIABLE 4.6%                    $ 4,084   $ 5,483
Notes payable and other     FIXED 7.0% AVERAGE                   107       192
                                                             --------  --------
                                                               4,191     5,675
  Less: Current maturities                                    (1,457)   (1,475)
                                                             --------  --------
  Long term debt                                             $ 2,734   $ 4,200
                                                             ========  ========

Future minimum payments on long-term debt is as follows (in thousands):

Year Ended December 31,
-----------------------
       2005              $1,457
       2006               1,451
       2007               1,283
    Thereafter               --
                         ------
    Total Debt           $4,191
                         ======

NOTE 10.   REVOLVING LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank with a maximum amount available of $8,000,000 and a maturity date of June 15, 2005. The line of credit is collateralized by the Company's accounts receivable and is cross-collateralized with the Company's term loan. Monthly interest only payments are required and based on a pricing grid, under which the interest rate decreases or increases based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate ("LIBOR") plus an applicable spread. At December 31, 2004, the applicable interest rate on the line of credit was 5.25%. The credit agreement contains certain financial covenants that the Company has adhered to quarterly, including a maximum leverage ratio, a minimum current ratio and a minimum fixed charge coverage ratio. This credit agreement allows for annual dividends on any of the Company's outstanding capital stock as long as an event of default has not occurred, and will not occur as a result of the dividend.

At December 31, 2004 and 2003, the outstanding balance on the revolving line of credit was $0. At December 31, 2004 and 2003, the availability under the line of credit was $3,000,000 and $4,492,000, respectively, with $5,000,000 and
$3,508,000 of line of credit availability restricted for the outstanding letters of credit utilized as collateral for the Company's financial assurance policies. The Company has continued to borrow on, and repay the line of credit according to business demands and availability of cash.

NOTE 11.OPERATING LEASES

On March 28, 2003 the Company exercised an early buyout of an operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000 recorded in conjunction with the original sale-lease back transaction. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment at the discontinued and subsequently sold Oak Ridge facility.

Other lease agreements primarily cover office equipment and office space. Future minimum lease payments as of December 31, 2004 were as follows ($ in thousands):

                        Minimum Lease Payment
                        ----------------------
2005                    $                  726
2006                                       368
2007                                       133
2008                                        47
2009                                        40
                        ----------------------
Total Minimum Payments  $                1,314
                        ======================

Rental expense from continuing operations amounted to $490,000, $621,000, and $461,000 during 2004, 2003 and 2002, respectively.

NOTE 12.  EQUITY

On August 31, 2004 the Company declared a dividend of $.25 per common share to stockholders of record on September 30, 2004 and payable October 15, 2004. The dividend, paid out of cash on hand, totaled $4,345,000.

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

NOTE  13.  STOCK  OPTION  PLANS

The Company presently maintains two stock option plans. The exercise price, term and other conditions applicable to each option granted under the Company's plans are approved by the Board of Directors at the time of the grant of each option and may vary with each option granted. No options may have a term longer than ten years.

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

The stock option plan summary and changes during years ended December 31 are as follows:

                                                  2004         2003         2002
                                           -----------  -----------  -----------
Options outstanding, beginning of year      1,266,281      753,150    1,128,650
Granted                                        65,000      813,724      147,500
Exercised                                    (362,573)    (180,043)    (108,500)
Canceled                                      (55,000)    (120,550)    (414,500)
                                           -----------  -----------  -----------
Options outstanding, end of year              913,708    1,266,281      753,150
                                           ===========  ===========  ===========

Average price of outstanding options       $     4.40   $     3.90   $     3.42

Average price of options granted           $     9.54   $     4.30   $     3.14

Average price of options exercised         $     2.72   $     2.65   $     1.29

Average price of options canceled          $    10.13   $     5.43   $     2.46

Options exercisable at end of year            608,368      808,271      753,150
                                           ===========  ===========  ===========

Options available for future grant at end     499,676      509,676    1,202,850
                                           ===========  ===========  ===========
of year

The following table summarizes information about the stock options outstanding under the Company's option plans as of December 31, 2004:

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                       average                       average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
1.00 - $1.47                     2.9       37,500  $          1.32       37,500  $          1.32
1.60 - $2.25                     3.8       38,500  $          2.14       38,500  $          2.14
2.42 - $3.50                     7.7      256,109  $          2.88      147,318  $          2.79
3.75 - $5.00                     6.8      377,346  $          4.30      250,423  $          4.20
6.50                             8.1      139,253  $          6.50       69,627  $          6.50
9.20 - $12.15                    9.5       65,000  $          9.54       65,000  $          9.54
                                       -----------                   -----------
                                           913,708                       608,368
                                       ===========                   ===========

As of December 31, 2003, the 1992 Stock Option Plan for Employees had options outstanding for 575,208 shares with 188,976 shares remaining available. Under the 1992 Stock Option Plan for Directors, options were outstanding for 338,500 shares with 310,700 shares remaining available.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

                                                    2004          2003         2002
                                                 -----------  ------------  -----------
Expected volatility                                72% - 73%    83% - 105%   49% - 102%
Risk-free interest rates                          4.4%-4.72%   3.75%-4.25%        4.75%
Expected lives                                     10 YEARS    7-10 years     10 years
Dividend yield                                        0-2.7%            0%           0%
Weighted-average fair value of options granted
  during the year (Black-Scholes)                $     7.38   $      2.18   $     1.92


NOTE 14.  EMPLOYEE'S BENEFIT PLANS

401(k)  Plan.  The Company maintains a 401(k) plan for employees who voluntarily
------------
contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The plan is called The American Ecology Corporation 401(k) Savings Plan ("the Plan"). The Plan covers substantially all of the Company's employees after one full quarter of employment. Participants may contribute a percentage of salary up to the IRS limits. The Company's contribution matches 55% of participant contributions up to 6% of compensation.

Company contributions for the Plan in 2004, 2003 and 2002 were $193,000, $125,000, and $522,000, respectively. The contributions for 2002 included $294,000 paid as part of the union settlement at the discontinued Oak Ridge operations.

NOTE  15.  INCOME  TAXES

The components of the income tax provision (benefit) were as follows (in thousands):

                          Year Ended December 31,
                           2004    2003     2002
                         --------  -----  --------
Current -  State         $     4   $  72  $  (221)
Current - Federal            115
Deferred  - State           (421)
Deferred  -  Federal      (8,530)     --   (8,284)
                         --------  -----  --------

                         $(8,832)  $  72  $(8,505)
                         ========  =====  ========

The following table reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:

                                                       Year Ended December 31,
                                                         2004   2003    2002
                                                         -----  -----  ------
Income tax statutory rate                                  34%  (34)%     34%
Reversal of valuation allowance for deferred tax assets  (104)    --    (109)
Timing differences between book and tax basis              --     34     (34)
State income tax and loss carry forward                     3      1      (3)
Other, net                                                  2     --      --
                                                         -----  -----  ------
                               Total effective tax rate  (65)%     1%  (112)%
                                                         =====  =====  ======

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows (in thousands):

                                                                        2004         2003
                                                                        ----         ----
CURRENT
-------
Assets:
      Net operating loss carry forward                              $      4,533   $  2,242
      Accruals, allowances and other                                       1,080        980
                                                                    -------------  ---------
   Total gross deferred tax assets - current portion                       5,613      3,222
      Less valuation allowance                                                --         --
                                                                    -------------  ---------
   Net deferred tax asset - current portion                         $      5,613   $  3,222
                                                                    =============  =========

NON-CURRENT
-----------
Assets:
      Environmental compliance and other site related costs,
      principally due to accruals for financial reporting purposes  $      2,365   $  4,033
      Depreciation and amortization                                        1,111      1,411
      Net operating loss carry forward                                    10,501     13,100
      Accruals, allowances and other                                         300      2,570
                                                                    -------------  ---------
   Total gross deferred tax assets - non-current portion                  14,277     21,114
      Less valuation allowance                                            (1,804)   (15,921)
                                                                    -------------  ---------
Liability:
      Capitalized interest                                                    --       (131)
                                                                    -------------  ---------
   Net deferred tax assets - non-current portion                    $     12,473   $  5,062
                                                                    =============  =========

The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. During 2004 and 2002, the Company reevaluated the deferred tax asset valuation allowance and determined it was "more likely than not" that additional portions of the deferred tax asset would be realizable given the Company's profitability and expectation of future profitability. Consequently, the Company decreased the valuation allowance during these two years for the amount that was expected to be utilized. The Company continues to maintain a valuation allowance for approximately $1,800,000 in state tax benefits that are not expected to be utilizable prior to expiration.

The Company's net operating loss carry forward ("NOL") is scheduled to expire in the following years:

Expiration Date    ($in thousands)               Federal NOL
---------------                                  ------------
2011                                             $      8,234
2012                                                    7,828
2013                                                    6,927
2014                                                    3,208
2015                                                      498
2016                                                       78
2017                                                    2,257
2018                                                    8,642

Total federal net operating loss carry forward   $     37,672

NOTE 16.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting business, the Company is involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleging violations of existing permits, or alleging damages suffered from exposure to hazardous substances purportedly released from Company operated sites, as well as other litigation. The Company maintains insurance intended to cover property and damage claims asserted as a result of its operations.

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan ("MIP"). The MIP provides for selected participants to receive bonuses tied to pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income calculated in accordance with the plan is in excess of $12,000,000. During the year ended December 31, 2004, the Company has accrued liabilities of $934,000 for the MIP to be paid to the selected participants.

The Company has entered into employment agreements with three executive employees that provide for aggregate minimum annual salaries of $484,000. The agreements expire December 31, 2005 if either the Company or the executive employees provide notice that they would like the agreements terminated. If neither party provides notice to the other at least 60 days prior to December 31, 2005, the agreements will automatically extend until December 31, 2006.

LITIGATION
----------

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT  OF  THE  STATE  OF  CALIFORNIA  FOR  THE  COUNTY  OF  SAN  DIEGO

In 2000, subsidiary US Ecology, Inc., sued the State of California for monetary damages exceeding $162 million. The suit stems from California's alleged abandonment of the formerly proposed Ward Valley low-level radioactive waste ("LLRW") disposal project. State and federal law requires the State to build a disposal facility for LLRW produced in California, Arizona, North Dakota and South Dakota; member states of the Southwestern Compact. US Ecology was selected to site and license the facility using its own funds on a reimbursable basis and obtained a license in 1993.

On March 26, 2003, the Superior Court ruled that the Company failed to establish causation and that its claim is further barred by the doctrine of unclean hands. The latter finding was based on actions the Court concluded had created obstacles to an agreement to convey the proposed site from the federal government to the State. The Court also ruled that key elements of the Company's promissory estoppel claim were proven at trial, Specifically, the Court ruled that the State made a clear and unambiguous promise to US Ecology in 1988 to use its best efforts to acquire the site, that the State had abandoned this promise, and that the Company's reliance on the State's promise was foreseeable. However, the Court found that the State's breach of its promise was not a substantial factor in causing damages to US Ecology since the federal government had continued to resist the land transfer.

Based on the uncertainty of recovery following the trial court's adverse decision, the Company wrote off the $20,951,000 deferred site development asset on March 31, 2003.

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The law firm of Cooley Godward was engaged on a fixed price plus contingency basis to pursue the appeal. The fixed fee was expensed at the time of engagement in July 2003. The matter is now fully briefed and the Company expects that oral argument will be held in the spring of 2005. A decision will be due 90 days following oral argument.

The Company's financial interest in the matter was materially improved by a 2003 amendment to the 1998 Ward Valley Interest Agreement and Assignment entered into by the Company and its former primary lender. This amendment, entered into with the former lender's successor, provides that any monetary damages obtained shall first be allocated to the Company to recover past and future litigation fees and expenses relating to the case. Any remaining amount recovered shall be divided equally between the Company and the former lender. The 1998 agreement had provided that the first $29.6 million less up to $1.0 million in legal fees and expenses would be owed to the former lender, with any remaining recovery reserved to the Company.

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

This action was brought in federal court in December of 1999 by electric utilities that generate low-level radioactive waste ("LLRW") within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). CIC member states are Nebraska, Kansas, Oklahoma, Arkansas, and Louisiana. The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of US Ecology's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology is the CIC's contractor and intervened as a plaintiff.

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

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment and agreed to dismiss its petition for U.S. Supreme Court review. The Company expects to finalize payment arrangements with the CIC prior to the intended August 2005 disbursement.

No assurance can be given that the Nebraska legislature will appropriate the funds required to comply with the settlement agreement or that the Company can finalize acceptable payment arrangements with the CIC.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In April 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada entered a summary judgment in favor of the Company. Manchak filed a motion for reconsideration that was denied. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was dismissed, and his requests for reconsideration and en banc review were finally rejected in October 2003. On January 8, 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. On March 8, 2004, the District Court rejected Manchak's Rule 60(b) motion, prohibited further filings with the Court on the matter and imposed sanctions on Manchak. Based on this, the Company believed the matter was closed. However, Manchak appealed the District Court's March 8, 2004 order and the Federal Circuit has agreed to hear the appeal. Oral argument is scheduled for March 8, 2005. No assurance can be given that the Company will prevail in this matter.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

In the complaint, Mr. Crow alleges he was hired by the Company as its General Counsel in October 1995 and that his compensation package included 150,000 options to purchase Company common stock with an oral agreement by the prior CEO that the stock options would be exercisable for ten years.

In May 2000, Mr. Crow first contacted the Company regarding the stock options. The Company informed Mr. Crow by letter that pursuant to the Company's 1992 Employee Stock Option Plan, Mr. Crow's options had expired thirty days after his employment with the Company ended.

Mr. Crow's lawsuit was initially filed in Harris County District Court on or about May 4, 2004. The Company removed the lawsuit to federal court based on diversity jurisdiction. The Complaint alleges four counts: breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow is entitled to purchase 150,000 shares of AEC stock at a strike price of $4 per share.

Mr. Crow, the Plaintiff, estimates his damages in the Complaint as between $1,050,000 and $1,258,500. These figures are calculated by taking the difference of the Company's current and 52 week high stock trading price and the $4/share alleged option strike price.

The Company believes it has insurance against the claim and has notified its carrier of the claim. The Company believes that allegations are without merit and intends to vigorously defend itself in the matter. However, no assurance can be given that it will prevail.

NOTE  17.  RECEIVABLES  AND  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

Receivables for the year ended December 31 consisted of the following ($ in thousands):

                                        2004      2003
                                      -------  --------
Accounts receivable - trade           $8,834   $13,137
Unbilled revenue                         344        65
                                      -------  --------
                                       9,178    13,202
Allowance for uncollectible accounts    (215)     (606)
                                      -------  --------
Receivables, net                      $8,963   $12,596
                                      =======  ========

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance, as a general company policy, is increased by a monthly accrual equal to approximately 1/2% of sales. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience ($ in thousands)

                                               Allowance for
Description                                  doubtful accounts
-----------                                 -------------------
Balance January 1, 2002                     $            1,176

Less 2002 benefit                                         (301)
Less allowance for discontinued operations                (240)
Less accounts written off 2002                            (228)
                                            -------------------
Balance December 31, 2002                   $              407

Plus 2003 provision                                        427
Less accounts written off 2003                            (228)
                                            -------------------
Balance December 31, 2003                   $              606
                                            ===================

Plus 2004 benefit                                         (324)
Less accounts written off 2004                             (67)
                                            -------------------
Balance December 31, 2004                   $              215
                                            ===================

NOTE  18.   DISCONTINUED  OPERATIONS

As of December 31, 2002, the components of "Assets Held for Sale or Closure" consisted of certain assets relating to the El Centro municipal waste disposal facility, which the Company sold to a wholly-owned subsidiary of Allied Waste Industries, Inc. on February 13, 2003, and the assets and liabilities relating to the Oak Ridge processing facility and field services operations, which the Company had implemented a wind down and disposal plan beginning on December 27, 2002 and sold to Toxco, Inc. on June 30, 2004. Accordingly, the revenue, costs and expenses and cash flows relating to the El Centro and Oak Ridge facility and field services operations have been excluded from the results from continuing operations and have been reported as "Gain (loss) from discontinued operations" and as "Net cash used by discontinued operations". Prior periods have been restated to reflect the discontinued operations. The assets and liabilities of discontinued operations included within the consolidated balance sheet as of December 31, 2004 and 2003 are as follows (in thousands):

                                      Processing and Field    El Centro Disposal      Total Assets Held for
                                        Services Facility          Facility             Sale or Closure
                                    -----------------------  ---------------------  -------------------------
                                       2004         2003        2004       2003        2004          2003
Current assets
--------------
  Current assets                    $        --  $      386  $       --  $      --  $        --  $        386
  Property & equipment, net                  --         552          --         --           --           552
                                    -----------  ----------  ----------  ---------  -----------  ------------
                                             --         938          --         --           --           938
                                    ===========  ==========  ==========  =========  ===========  ============
Non-current assets
------------------
  Property, plant & equipment, net           --       1,508          --         --           --         1,508
  Other                                      --          49          --         --           --            49
                                    -----------  ----------  ----------  ---------  -----------  ------------
                                             --       1,557          --         --           --         1,557
                                    ===========  ==========  ==========  =========  ===========  ============
Current liabilities
-------------------
  Accounts payable & accruals                --       1,870          --         --           --         1,870
  Current portion long term debt             --          37          --         --           --            37
                                    -----------  ----------  ----------  ---------  -----------  ------------
                                             --       1,907          --         --           --         1,907
                                    ===========  ==========  ==========  =========  ===========  ============
Non-current liabilities
-----------------------
  Closure/post closure obligations           --       4,621          --         --           --         4,621
  Long-term debt                             --          23          --         --           --            23
  Other                                      --           5          --         --           --             5
                                    -----------  ----------  ----------  ---------  -----------  ------------
                                             --       4,649          --         --           --         4,649
                                    ===========  ==========  ==========  =========  ===========  ============

Depreciation and amortization expense relating to assets classified as "Held for Sale or Closure" amounted to $0, $0, and $1,202,000 during 2004, 2003 and 2002, respectively.

Operating results for the discontinued operations were as follows for years ending December 31:

                                     Processing and Field   El Centro Disposal    Total Discontinued
                                     Services Operations         Facility             Operations
                                    ----------------------  -------------------  --------------------
2004
----
Revenues, net                       $                  --   $                --  $                --
Operating income                                      117                    --                  117
Net income                                          1,047                    --                1,047
Basic earnings per share                              .06                    --                  .06
Diluted earnings per share                            .06                    --                  .06

2003
----
Revenues, net                       $               1,941   $               462  $             2,403
Operating income (loss)                            (2,014)                   63               (1,951)
Net income (loss)                                  (2,517)                4,994                2,477
Basic earnings (loss) per share                      (.15)                  .30                  .15
Diluted earnings (loss) per share                    (.15)                  .30                  .15

2002
----
Revenues, net                       $              17,018   $             2,563  $            19,581
Operating income (loss)                            (3,296)                  507               (2,789)
Net income (loss)                                 (10,930)                  466              (10,464)
Basic earnings (loss) per share                      (.76)                  .03                 (.73)
Diluted earnings (loss) per share                    (.69)                  .03                 (.66)

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

Oak Ridge Processing Facility and Field Services. During 2002, the Company offered for sale its Processing Facility and Field Services operations based in Oak Ridge, Tennessee. On December 27, 2002, the Company announced it was ceasing revenue-producing operations at this facility and would no longer be accepting waste. Based upon the amount of waste present at the facility and the preferences of potentially qualified buyers, the Company removed the accumulated customer and Company waste to help sell the facility. Shipment of the waste off site for processing and disposal was completed in 2003. Management sold the remaining facility components to Toxco, Inc. on June 30, 2004.

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

Costs incurred at the Oak Ridge facility to prepare and sell the facility during the year ended December 31 are summarized as follows:

($in thousands)                                                             2004     2003
                                                                          --------  ------
Accounts receivable collected in excess of valuation allowance            $  (283)  $   --
Net operating costs in excess of previous accrual                             181    1,040
Additional impairment of property and equipment                                --      225
Gain on sale of facility                                                     (930)      --
Increase (decrease) in estimated cost for disposal of waste at facility       (15)   1,252
                                                                          --------  ------

Disposal costs (gain) for the year ended December 31                      $(1,047)  $2,517
                                                                          ========  ======

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($in thousands)            December 31, 2003  Cash Payments   Adjustments   December 31, 2004
                           -----------------  --------------  ------------  -----------------
Waste disposal liability                 623           (608)          (15)                 --
On-site discontinued
operation cost liability                 442           (623)          181                  --

($in thousands)            December 31, 2002  Cash Payments   Adjustments  December 31, 2003
                           -----------------  --------------  -----------  -----------------
Waste disposal liability               1,827         (5,003)        3,799                623
On-site discontinued
operation cost liability               1,800         (2,398)        1,040                442

The adjustments represent differences between the estimated costs accrued and actual costs incurred, and changes in estimated future costs for planned facility and waste disposition. The adjustment amounts in the above roll forward analysis do not directly correspond to the Income statement due to the offsetting impact of revenue recognized from discontinued operations for customer waste shipments.

For business segment reporting purposes, the processing and field services operating results were previously classified as "Processing and Field Services".

NOTE  19.  OPERATING  SEGMENTS

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:


($in thousands)                               Operating     Non-Operating     Discontinued
---------------                               Disposal       Disposal       Processing and
                                             Facilities     Facilities      Field Services    Corporate     Total

2004
----
Revenue                                     $    54,090   $           77   $            --   $       --   $ 54,167
Direct operating cost                            29,806            1,091                --           --     30,897
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              24,284           (1,014)               --           --     23,270
S,G&A                                             4,581               29                --        5,943     10,553
Business interruption insurance claim              (431)              --                --           --       (431)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    20,134           (1,043)               --       (5,943)    13,148
Investment income                                    68               --                --          135        203
Interest expense                                     14               --                --          180        194
Insurance claims net of impairment                  275               --                --           --        275
Other income                                         42               19                --           38         99
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax and              20,505           (1,024)               --       (5,950)    13,531
discontinued operations
Income tax expense (benefit)                         --               --                --       (8,832)    (8,832)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued                20,505           (1,024)               --        2,882     22,363
operations
Gain (loss) from discontinued operations             --               --             1,047           --      1,047
                                            ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                           $    20,505   $       (1,024)  $         1,047   $    2,882   $ 23,410
                                            ============  ===============  ================  ===========  =========
Depreciation and accretion                  $     5,550   $          375   $            --   $       32   $  5,957
Capital Expenditures                        $     4,952   $           --   $            --   $       32   $  4,984
Total Assets                                $    37,217   $        6,526   $            --   $   33,490   $ 77,233

2003
----
Revenue                                     $    56,973   $           74   $            --   $       --   $ 57,047
Direct operating cost                            32,571              908                --           --     33,479
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              24,402             (834)               --           --     23,568
S,G&A                                             6,982            1,794                --        5,043     13,819
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    17,420           (2,628)               --       (5,043)     9,749
Investment income                                    --               --                --          347        347
Interest expense                                     36               --                --          230        266
Loss on writeoff of Ward Valley                      --           20,951                --           --     20,951
Other income                                         35               89                --           --        124
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax and              17,419          (23,490)               --       (4,926)   (10,997)
discontinued operations
Income tax expense                                   --               --                --           72         72
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued                17,419          (23,490)               --       (4,998)   (11,069)
operations
Gain (loss) from discontinued operations          4,994               --            (2,517)          --      2,477
                                            ------------  ---------------  ----------------  -----------  ---------
Net income (loss)                           $    22,413   $      (23,490)  $        (2,517)  $   (4,998)  $ (8,592)
                                            ============  ===============  ================  ===========  =========
Depreciation and accretion                  $     6,515   $          400   $            --   $       81   $  6,996
Capital Expenditures                        $     6,582   $           35   $           451   $       --   $  7,068
Total Assets                                $    40,377   $        6,550   $         2,495   $   17,204   $ 66,626

2002
----
Revenue                                     $    46,494   $          295   $            --   $       --   $ 46,789
Direct operating cost                            23,436            1,787                --           --     25,223
                                            ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                              23,058           (1,492)               --           --     21,566


S,G&A                                             8,000              103                --        4,528     12,631
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations                    15,058           (1,595)               --       (4,528)     8,935
Investment income                                    13               --                --           18         31
Interest expense                                    711               --                --          109        820
Other income (expense)                               58             (385)               --         (230)      (557)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax,                 14,418           (1,980)               --       (4,849)     7,589
discontinued operations and cumulative
effect
Income tax benefit                                   --               --                --        8,505      8,505
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before discontinued                14,418           (1,980)               --        3,656     16,094
operations and cumulative effect
Gain (loss) from discontinued operations            466               --           (10,930)          --    (10,464)
                                            ------------  ---------------  ----------------  -----------  ---------
Income (loss) before cumulative effect           14,884           (1,980)          (10,930)       3,656      5,630
Cumulative effect of change in accounting        14,983            1,548            (3,390)          --     13,141
                                            ------------  ---------------  ----------------  -----------  ---------
principle
Net income (loss)                           $    29,867   $         (432)  $       (14,320)  $    3,656   $ 18,771
                                            ============  ===============  ================  ===========  =========
Depreciation and accretion                  $     6,443   $          458   $           518   $      361   $  7,780
Capital Expenditures                        $     3,010   $            6   $           300   $       30   $  3,346
Total Assets                                $    44,832   $       27,467   $         4,649   $   10,177   $ 87,125

NOTE  20.  SUBSEQUENT  EVENTS

On January 21, 2005, the Company committed to a five year operating lease for 150 to 200 rail cars at $475 a month for each car leased. A formal lease agreement has not yet been prepared, and the specific number of rail cars subject to the lease has not yet been determined.

NOTE 21.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The unaudited consolidated quarterly results of operations for 2004 and 2003 were:

                                       FIRST QUARTER      SECOND QUARTER      THIRD QUARTER     FOURTH QUARTER
                                      2004      2003      2004      2003     2004      2003     2004      2003
                                     -------  --------  --------  --------  -------  --------  -------  --------
Revenue                               13,905   10,771    13,795    12,020   12,929    17,324   13,538    16,908
Gross profit                           6,293    4,787     6,346     5,964    5,533     6,941    5,098     5,876
Income (loss) before discontinued
operations                             2,289  (20,774)   15,122     2,689    1,695     3,893    3,257     3,123
Income tax (benefit)                   1,164       (8)  (11,338)       63      884        18      458        (1)
Discontinued operations                  149    3,607       920      (676)      (1)     (415)     (21)      (39)
Net income (loss)                      2,438  (17,167)   16,042     2,013    1,694     3,478    3,236     3,084

EARNINGS PER SHARE - BASIC
Income (loss) before, discontinued
operations,  cumulative effect and
preferred dividends                      .13    (1.34)      .88       .16      .10       .23      .19       .18
Discontinued operations                  .01      .23       .05      (.04)    (.00)     (.02)    (.00)     (.00)
Net income (loss)                        .14    (1.11)      .93       .12      .10       .21      .19       .18

EARNINGS PER SHARE - DILUTED
Income (loss) before discontinued
operations                               .13    (1.34)      .85       .15      .10       .22      .18       .17
Discontinued operations                  .01      .23       .05      (.04)    (.00)     (.02)    (.00)     (.00)
Net income (loss)                        .14    (1.11)      .90       .11      .10       .20      .18       .17

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

As of the end of the quarter prior to the filing of this report, Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective in alerting them timely to material information required to be disclosed in the Company's Exchange Act filings.

The Company maintains a system of internal controls that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. During the year ending December 31, 2004, there were improvements to the Company's systems used to record and summarize transactions. The improvements have enabled the Company to identify and modify internal controls, operational procedures and environmental compliance programs.

Section 404 of Sarbanes-Oxley Act of 2002 and related rules issued bythe Securities and Exchange Commission requiremanagementto issue a report onits internal controls over financial reporting. In addition, the independent registered public accounting firm auditing the Company's financial statements must attest to and report on management's assessment of internal controls over financial reporting. Management has conducted a rigorous review of its internal controls and continues to incur significant costs and management continues to devote substantial resources to comply with Section 404.At this time, the Company is not prepared to issue our report on the effectiveness of our internal controls over financial reporting, nor is our independent registered public accounting firm able to attest to the effectiveness of our internal controls over financial reporting. The Company anticipates filing an amended Form 10K on or before May 2, 2005 in compliance with the SEC's exceptive order dated November 30, 2004 which provided an extension of time to file the required reports.

ITEM 9B.   OTHER INFORMATION

None

                                    PART III


Items 10 through 14 of Part III have been omitted from this report because the Company will file with the Securities and Exchange Commission, no later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10 through 14 of this report, which will appear in the definitive proxy statement, is incorporated by reference into Part III of this report.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          1. Financial statements and reports of Independent Auditors
              Independent Auditors' Reports
              Consolidated Balance Sheets - December 31, 2004 and 2003
              Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
              Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
              Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
              Notes to Consolidated Financial Statements

          2. Financial statement schedules
              Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

          3. Exhibits

-------------------------------------------------------------------------------------------------------------------------
Exhibit  Description                                                                  Incorporated by Reference from
  No.                                                                                          Registrant's
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
    3.1  Restated Certificate of Incorporation, as amended                         1989 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
    3.2  Certificate of Amendment to Restated Certificate of Incorporation dated   Form S-4 dated 12-24-92
         June 4, 1992
-------------------------------------------------------------------------------------------------------------------------
    3.3  Amended and Restated Bylaws dated February 28, 1995                       1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
   10.1  Sublease dated February 26, 1976, between the State of Washington, the    Form 10 filed 3-8-84
         United States Dept. of Commerce and Economic Development, and
         Nuclear Engineering Company with Amendments dated January 11,
         1980, and January 14, 1982.
-------------------------------------------------------------------------------------------------------------------------
   10.2  Lease Agreement as amended between American Ecology Corporation           2002 Form 10-K
         and the State of Nevada
-------------------------------------------------------------------------------------------------------------------------
   10.6  State of Washington Radioactive Materials License issued to US            1986 Form 10-K
         Ecology, Inc. dated January 21, 1987
-------------------------------------------------------------------------------------------------------------------------
  10.11  Agreement between the Central Interstate Low-Level Radioactive            2nd Quarter 1988 10-Q
         Waste Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
         January 28, 1988 ("Central Interstate Compact Agreement")
-------------------------------------------------------------------------------------------------------------------------
  10.12  Amendment to Central Interstate Compact Agreement May 1, 1990             1994 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
  10.13  Second Amendment to Central Interstate Compact Agreement dated            1994 Form 10-K
         June 24, 1991
-------------------------------------------------------------------------------------------------------------------------
  10.14  Third Amendment to Central Interstate Compact Agreement dated July        1994 Form 10-K
         1, 1994
-------------------------------------------------------------------------------------------------------------------------
  10.18  Memorandum of Understanding between American Ecology                      1989 Form 10-K
         Corporation and the State of California dated August 15, 1988
-------------------------------------------------------------------------------------------------------------------------
  10.35  Lease Agreement for Corporate Office Space between American               2nd Qtr 2002 Form 10-Q filed 8-14-02
         Ecology Corporation and M&S Prime Properties dated April 18, 2002
-------------------------------------------------------------------------------------------------------------------------
 10.50a  First Security Bank Credit Agreement                                      3rd Qtr 2000 Form 10-Q filed 11-13-00
-------------------------------------------------------------------------------------------------------------------------
 10.50c  Term Loan Agreement between American Ecology Corporation and              Form 8-K filed 10-25-02
         Wells Fargo Bank dated October 22, 2002
-------------------------------------------------------------------------------------------------------------------------
 10.50d  Sixth Amendment to Credit Agreement between American Ecology              Form 8-K filed 12-16-03
         Corporation and Wells Fargo Bank dated December 16, 2003
-------------------------------------------------------------------------------------------------------------------------


 10.50e  Seventh Amendment to Credit Agreement between American Ecology            Form 8-K filed 8-31-04
         Corporation and Wells Fargo Bank dated August 30, 2004
-------------------------------------------------------------------------------------------------------------------------
 10.50f  First Amendment to Term Loan Agreement between American Ecology           Form 8-K filed 8-31-04
         Corporation and Wells Fargo Bank dated August 30, 2004
-------------------------------------------------------------------------------------------------------------------------
 10.50g  Eighth Amendment to Credit Agreement between American Ecology             Form 8-K filed 12-16-04
         Corporation and Wells Fargo Bank dated December 16, 2004
-------------------------------------------------------------------------------------------------------------------------
  10.52  *Amended and Restated American Ecology Corporation 1992 Director          Proxy Statement dated 3-28-01
         Stock Option Plan
-------------------------------------------------------------------------------------------------------------------------
  10.53  *Amended and Restated American Ecology Corporation 1992                   Proxy Statement dated 4-16-03
         Employee Stock Option Plan
-------------------------------------------------------------------------------------------------------------------------
  10.55  *Management Incentive Plan Effective January 1, 2003                      2002 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
  10.56  *Form of Management Incentive Plan Participation Agreement Dated          2002 Form 10-K
         February 11, 2003
-------------------------------------------------------------------------------------------------------------------------
  10.57  *Form of Executive Employment Agreement Dated February 11, 2003           2002 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
  10.58  *Form of Stock Option Agreement Dated February 11, 2003                   2002 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
  10.70  Form of Royalty Agreement for El Centro Landfill Dated February 13,       Form 8-K filed 2-13-03
         2003
-------------------------------------------------------------------------------------------------------------------------
   14.1  Code of Ethics for Chief Executive and Senior Financial Officers          Proxy Statement dated 4-2-04
-------------------------------------------------------------------------------------------------------------------------
   14.2  Code of Ethics for Directors                                              2004 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
     21  List of Subsidiaries                                                      2004 Form 10-K
-------------------------------------------------------------------------------------------------------------------------
   23.1  Consent of Moss Adams LLP
-------------------------------------------------------------------------------------------------------------------------
   31.1  Certifications of December 31, 2003 Form 10-K by Chief Executive
         Officer dated March 1, 2005
-------------------------------------------------------------------------------------------------------------------------
   31.2  Certifications of December 31, 2003 Form 10-K by Chief Financial
         Officer dated March 1, 2005
-------------------------------------------------------------------------------------------------------------------------
   32.1  Certifications of December 31, 2003 Form 10-K by Chief Executive
         Officer dated March 1, 2005
-------------------------------------------------------------------------------------------------------------------------
   32.2  Certifications of December 31, 2003 Form 10-K by Chief Financial
         Officer dated March 1, 2005
-------------------------------------------------------------------------------------------------------------------------

*Management contract or compensatory plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          AMERICAN ECOLOGY CORPORATION



SIGNATURE                            TITLE                 DATE
---------                            -----                 ----
/s/ Stephen A.Romano      President, Chief Executive   March 1, 2005
------------------------                               -------------
                          Officer
STEPHEN A. ROMANO         Chief Operating Officer,
                          Director

/s/ James R. Baumgardner  Senior Vice President,       March 1, 2005
------------------------  Chief Financial              -------------
JAMES R. BAUMGARDNER      Officer, Treasurer and
                          Secretary

/s/ Michael J. Gilberg    Vice President and           March 1, 2005
------------------------  Controller                   -------------
MICHAEL J. GILBERG

/s/ John M. Cooper        Vice President and Chief     March 1, 2005
------------------------  Information Officer          -------------
JOHN M. COOPER

/s/ Steven D. Welling     Vice President and Director  March 1, 2005
------------------------  of Sales                     -------------
STEVEN D. WELLING

/s/ Rotchford L. Barker   Chairman of the Board of     March 1, 2005
------------------------  Directors                    -------------
ROTCHFORD L. BARKER

/s/ David B. Anderson     Director                     March 1, 2005
------------------------                               -------------
DAVID B. ANDERSON

/s/ Roy C. Eliff          Director                     March 1, 2005
------------------------                               -------------
ROY C. ELIFF

/s/ Edward F. Heil        Director                     March 1, 2005
------------------------                               -------------
EDWARD F. HEIL

                          Director                     March 1, 2005
------------------------                               -------------
KENNETH C. LEUNG

/s/ Richard Riazzi        Director                     March 1, 2005
------------------------                               -------------
RICHARD RIAZZI

/s/ Jimmy D. Ross         Director                     March 1, 2005
------------------------                               -------------
JIMMY D. ROSS

/s/ Stephen M. Schutt     Director                     March 1, 2005
------------------------                               -------------
STEPHEN M. SCHUTT