Form 10-K/A
period 2004-12-31
AMERICAN ECOLOGY CORP
filed 2005-04-25
CIK 742126

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

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

At March 1, 2005, Registrant had outstanding 17,411,294 shares of its Common Stock.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be
held May 25, 2005.       Part III

EXPLANATORY  NOTE

This Amendment No. 1 to American Ecology Corporation's Form 10-K for the year ended December 31, 2004 is being filed to report the results of Management's Assessment of Internal Control over Financial Reporting as well as the results of the Company's Independent Registered Public Accounting Firm's audit of Internal Controls over Financial Reporting.

                                TABLE OF CONTENTS

                                     PART II
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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING. Management is responsible for and maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in Section 404 of Sarbanes-Oxley Act of 2002 and related rules issued by the Securities and Exchange Commission require managementto issue a report onits internal controls over financial reporting.

Management has conducted an assessment of its internal controlsover financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework and concluded that, as of December 31, 2004, the internal controls over financial reporting were operating effectively.

The Company's independent registered public accounting firm, Moss Adams LLP, has audited management's assessment of the effectiveness of internal control over financial reporting and has expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

While both Management and the Company's independent registered public accounting firm have concluded that the Company's internal control over financial reporting were effective at December 31, 2004, there were two areas, one involving revenue, and one involving financial reporting, that were identified by the Company's independent registered public accounting firm as containing "significant deficiencies," as defined by Public Company Accounting Oversight Board Auditing Standard No. 2 ("AS 2). As required by AS 2, the Company's independent registered public accounting firm reported these significant deficiencies to the Company's Audit Committee.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Shareholders  and  Board  of  Directors
American  Ecology  Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that American Ecology Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. American Ecology Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that American Ecology Corporation maintained effective internal control over financial reporting as of December
31, 2004, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Also in our opinion, American Ecology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of American Ecology Corporation as of and for the year ended December 31, 2004, and our report dated January 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.



Moss  Adams  LLP
Los  Angeles,  California
April  15,  2005

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

             3.  Exhibits

------------------------------------------------------------------------------------------------------------------------
Exhibit                          Description                                          Incorporated by Reference from
  No.                                                                                          Registrant's
-------  ------------------------------------------------------------------------  -------------------------------------
    3.1  Restated Certificate of Incorporation, as amended                         1989 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
    3.2  Certificate of Amendment to Restated Certificate of Incorporation dated   Form S-4 dated 12-24-92
         June 4, 1992
-------  ------------------------------------------------------------------------  -------------------------------------
    3.3  Amended and Restated Bylaws dated February 28, 1995                       1994 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
   10.1  Sublease dated February 26, 1976, between the State of Washington, the    Form 10 filed 3-8-84
         United States Dept. of Commerce and Economic Development, and
         Nuclear Engineering Company with Amendments dated January 11,
         1980, and January 14, 1982.
-------  ------------------------------------------------------------------------  -------------------------------------
   10.2  Lease Agreement as amended between American Ecology Corporation           2002 Form 10-K
         and the State of Nevada
-------  ------------------------------------------------------------------------  -------------------------------------
   10.6  State of Washington Radioactive Materials License issued to US            1986 Form 10-K
         Ecology, Inc. dated January 21, 1987
-------  ------------------------------------------------------------------------  -------------------------------------
  10.11  Agreement between the Central Interstate Low-Level Radioactive            2nd Quarter 1988 10-Q
         Waste Compact Commission and US Ecology, Inc. for the development of a facility for the disposal of low-level radioactive waste dated
         January 28, 1988 ("Central Interstate Compact Agreement")
-------  ------------------------------------------------------------------------  -------------------------------------
  10.12  Amendment to Central Interstate Compact Agreement May 1, 1990             1994 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.13  Second Amendment to Central Interstate Compact Agreement dated            1994 Form 10-K
         June 24, 1991
-------  ------------------------------------------------------------------------  -------------------------------------
  10.14  Third Amendment to Central Interstate Compact Agreement dated July        1994 Form 10-K
         1, 1994
-------  ------------------------------------------------------------------------  -------------------------------------
  10.18  Memorandum of Understanding between American Ecology                      1989 Form 10-K
         Corporation and the State of California dated August 15, 1988
-------  ------------------------------------------------------------------------  -------------------------------------
  10.35  Lease Agreement for Corporate Office Space between American               2nd Qtr 2002 Form 10-Q filed 8-14-02
         Ecology Corporation and M&S Prime Properties dated April 18, 2002
-------  ------------------------------------------------------------------------  -------------------------------------
 10.50a  First Security Bank Credit Agreement                                      3rd Qtr 2000 Form 10-Q filed 11-13-00
-------  ------------------------------------------------------------------------  -------------------------------------
 10.50c  Term Loan Agreement between American Ecology Corporation and              Form 8-K filed 10-25-02
         Wells Fargo Bank dated October 22, 2002
-------  ------------------------------------------------------------------------  -------------------------------------
 10.50d  Sixth Amendment to Credit Agreement between American Ecology              Form 8-K filed 12-16-03
         Corporation and Wells Fargo Bank dated December 16, 2003
-------  ------------------------------------------------------------------------  -------------------------------------


------------------------------------------------------------------------------------------------------------------------
 10.50e  Seventh Amendment to Credit Agreement between American Ecology            Form 8-K filed 8-31-04
         Corporation and Wells Fargo Bank dated August 30, 2004
-------  ------------------------------------------------------------------------  -------------------------------------
 10.50f  First Amendment to Term Loan Agreement between American Ecology           Form 8-K filed 8-31-04
         Corporation and Wells Fargo Bank dated August 30, 2004
-------  ------------------------------------------------------------------------  -------------------------------------
 10.50g  Eighth Amendment to Credit Agreement between American Ecology             Form 8-K filed 12-16-04
         Corporation and Wells Fargo Bank dated December 16, 2004
-------  ------------------------------------------------------------------------  -------------------------------------
  10.52  *Amended and Restated American Ecology Corporation 1992 Director          Proxy Statement dated 3-28-01
         Stock Option Plan
-------  ------------------------------------------------------------------------  -------------------------------------
  10.53  *Amended and Restated American Ecology Corporation 1992                   Proxy Statement dated 4-16-03
         Employee Stock Option Plan
-------  ------------------------------------------------------------------------  -------------------------------------
  10.55  *Management Incentive Plan Effective January 1, 2003                      2002 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.56  *Form of Management Incentive Plan Participation Agreement Dated          2002 Form 10-K
         February 11, 2003
-------  ------------------------------------------------------------------------  -------------------------------------
  10.57  *Form of Executive Employment Agreement Dated February 11, 2003           2002 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.58  *Form of Stock Option Agreement Dated February 11, 2003                   2002 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
  10.70  Form of Royalty Agreement for El Centro Landfill Dated February 13,       Form 8-K filed 2-13-03
         2003
-------  ------------------------------------------------------------------------  -------------------------------------
   14.1  Code of Ethics for Chief Executive and Senior Financial Officers          Proxy Statement dated 4-2-04
-------  ------------------------------------------------------------------------  -------------------------------------
   14.2  Code of Ethics for Directors                                              2004 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
     21  List of Subsidiaries                                                      2004 Form 10-K
-------  ------------------------------------------------------------------------  -------------------------------------
   23.1  Consent of Moss Adams LLP
-------  ------------------------------------------------------------------------  -------------------------------------
   31.1  Certifications of December 31, 2003 Form 10-K by Chief Executive
         Officer dated March 1, 2005
-------  ------------------------------------------------------------------------  -------------------------------------
   31.2  Certifications of December 31, 2003 Form 10-K by Chief Financial
         Officer dated March 1, 2005
-------  ------------------------------------------------------------------------  -------------------------------------
   32.1  Certifications of December 31, 2003 Form 10-K by Chief Executive
         Officer dated March 1, 2005
-------  ------------------------------------------------------------------------  -------------------------------------
   32.2  Certifications of December 31, 2003 Form 10-K by Chief Financial
         Officer dated March 1, 2005
------------------------------------------------------------------------------------------------------------------------

*Management contract or compensatory plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMERICAN ECOLOGY CORPORATION




SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----

/s/ James R. Baumgardner  Senior Vice President, Chief Financial  April 22, 2005
------------------------  Officer, Treasurer and Secretary        --------------
JAMES R. BAUMGARDNER