Form 10-Q
period 2005-03-31
AMERICAN ECOLOGY CORP
filed 2005-05-06
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR


 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          For the transition period from
           ____________________________to____________________________


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              Yes  [X]     No  [_]

At May 6, 2005 Registrant had outstanding 17,475,294 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION


                                                                            PAGE
Item 1.     Financial Statements

            Consolidated Balance Sheets
              (Unaudited)                                                      4

            Consolidated Statements of Operations
              (Unaudited)                                                      5

            Consolidated Statements of Cash Flows
              (Unaudited)                                                      6

            Notes to Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.     Controls and Procedures                                           22


                          PART II.   OTHER INFORMATION



Item 1.     Legal Proceedings                                                 22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 3.     Defaults Upon Senior Securities                                   23

Item 4.     Submission of Matters to a Vote of Security Holders               23

Item 5.     Other Information                                                 23

Item 6.     Exhibits                                                          23

            Signatures                                                        24

OFFICERS
--------
Stephen A. Romano
Chief Executive Officer, President and Chief Operating Officer

James R. Baumgardner
Senior Vice President, Chief Financial Officer
Treasurer and Secretary

Michael J. Gilberg
Vice President and Controller

Steven D. Welling
Vice President, Sales & Marketing

John M. Cooper
Vice President and Chief Information Officer


DIRECTORS
---------
Rotchford L. Barker, Chairman
Independent Businessman

David B. Anderson
President, Highland Capital Enterprises Corp.

Roy C. Eliff
Independent Businessman

Edward F. Heil
Independent Businessman

Kenneth C. Leung
Managing Director of Investment Banking, Sanders Morris Harris

Richard Riazzi
Independent Businessman

Stephen A. Romano
Chief Executive Officer, President and Chief Operating Officer

Jimmy D. Ross
U.S. Army, Retired

Stephen M. Schutt
Vice President, Nuclear Fuel Services, Inc.


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


COMMON STOCK
------------
American Ecology Corporation's common stock trades on the Nasdaq National Market under the symbol ECOL.


FINANCIAL REPORTS
-----------------
A copy of American Ecology Corporation Annual and Quarterly Reports, as filed on Form 10-K and 10-Q with the Securities and Exchange Commission, may be obtained by writing:
Lakepointe Centre I
300 E. Mallard, Suite 300
Boise, Idaho 83706
or at www.americanecology.com
      -----------------------


TRANSFER AGENT
--------------
American Stock Transfer & Trust Company
59 Maiden Lane
New York, New York 10038
(718) 921-8289
or at www.amstock.com
      ---------------


AUDITOR
-------
Moss Adams LLP
1001 Fourth Avenue, Suite 2900
Seattle, WA  98154

                                        AMERICAN ECOLOGY CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                          ($ IN 000'S) (UNAUDITED)


                                                                         March 31, 2005   December 31, 2004
                                                                        ---------------  ------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $        2,920   $           2,160
  Short term investments                                                        10,323              10,967
  Receivables, net                                                               8,742               8,963
  Insurance receivable                                                           1,161               1,285
  Prepayments and other                                                          1,077               1,469
  Deferred income taxes                                                          5,613               5,613
                                                                        ---------------  ------------------
    Total current assets                                                        29,836              30,457

Property and equipment, net                                                     28,735              27,363
Facility development costs                                                       6,478               6,478
Other assets                                                                       462                 462
Deferred income taxes                                                           12,041              12,473
                                                                        ---------------  ------------------
    Total assets                                                        $       77,552   $          77,233
                                                                        ===============  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                     $        1,458   $           1,457
  Accounts payable                                                               2,556               3,022
  Deferred revenue                                                               1,296                 724
  State burial fees payable                                                      1,112               1,446
  Management incentive plan payable                                                 89                 934
  Customer refunds                                                               2,512               2,512
  Accrued liabilities                                                            1,251                 725
  Accrued closure and post closure obligation, current portion                   2,323               2,323
                                                                        ---------------  ------------------
    Total current liabilities                                                   12,597              13,143

Long term debt                                                                   2,369               2,734
Long term accrued liabilities                                                      523                 441
Accrued closure and post closure obligation, excluding current portion           9,314               9,304
                                                                        ---------------  ------------------
  Total liabilities                                                             24,803              25,622
                                                                        ---------------  ------------------

Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized,
  Common stock, $.01 par value, 50,000,000 authorized, 17,441,294
    and 17,398,494 shares issued and outstanding                                   174                 174
  Additional paid-in capital                                                    51,297              51,015
  Retained earnings                                                              1,278                 422
                                                                        ---------------  ------------------
    Total shareholders' equity                                                  52,749              51,611
                                                                        ---------------  ------------------

Total Liabilities and Shareholders' Equity                              $       77,552   $          77,233
                                                                        ===============  ==================

See notes to consolidated financial statements

                                  AMERICAN ECOLOGY CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($ IN 000'S EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


                                                                    Three Months Ended
                                                                   --------------------
                                                             March 31, 2005     March 31, 2004
                                                          --------------------  ---------------
Revenue                                                   $            12,554   $        13,905
Direct operating costs                                                  8,713             7,612
                                                          --------------------  ---------------

Gross profit                                                            3,841             6,293
Selling, general and administrative expenses                            2,514             2,872
Business interruption insurance claim                                     (41)               --
                                                          --------------------  ---------------

Income from operations                                                  1,368             3,421
Interest income                                                            85                36
Interest expense                                                           47                49
Other income                                                               17                45
                                                          --------------------  ---------------

Income before income tax and discontinued operations                    1,423             3,453
Income tax expense                                                        567             1,164
                                                          --------------------  ---------------

Income before discontinued operations                                     856             2,289
Income from discontinued operations (net of tax of $0)                     --               149
                                                          --------------------  ---------------

Net income                                                $               856   $         2,438
                                                          ====================  ===============

Basic earnings per share from continuing operations                       .05               .13
Basic earnings per share from discontinued operations                      --               .01
                                                          --------------------  ---------------
Basic earnings per share                                  $               .05   $           .14
                                                          ====================  ===============

Diluted earnings per share from continuing operations                     .05               .13
Diluted earnings per share from discontinued operations                    --               .01
                                                          --------------------  ---------------
Diluted earnings per share                                $               .05   $           .14
                                                          ====================  ===============

Dividends paid per common share                           $                --   $            --
                                                          ====================  ===============

See notes to consolidated financial statements

                                AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ IN 000'S) (UNAUDITED)


                                                               Three Months Ended March 31,
                                                               2005             2004
                                                          --------------  -----------------
Cash flows from operating activities:
  Net income                                              $         856   $          2,438
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, amortization, and accretion                       1,376              1,488
  Income from discontinued operations                                --               (149)
  Income tax benefit on exercise of stock options                   130                 --
  Deferred income taxes                                             432                 --
Changes in assets and liabilities:
  Receivables                                                       221              4,020
  Other assets                                                      345                173
  Closure and post closure obligation                              (260)              (148)
  Income taxes payable/receivable                                    --              1,115
  Accounts payable and accrued liabilities                         (465)             1,699
                                                          --------------  -----------------
    Net cash provided by operating activities                     2,635             10,636

Cash flows from investing activities:
  Capital expenditures                                           (2,529)              (513)
  Proceeds from the sale of assets                                  222                110
  Transfers between cash and short term investments, net            644                 39
                                                          --------------  -----------------
    Net cash used by investing activities                        (1,663)              (364)

Cash flows from financing activities:
  Payments of indebtedness                                         (364)              (366)
  Warrants purchased and canceled                                    --             (5,500)
  Stock options exercised                                           152                359
                                                          --------------  -----------------
    Net cash used by financing activities                          (212)            (5,507)
                                                          --------------  -----------------

Increase in cash and cash equivalents                               760              4,765
Net cash used by discontinued operations                             --               (668)
Cash and cash equivalents at beginning of year                    2,160              6,674
                                                          --------------  -----------------
Cash and cash equivalents at end of quarter               $       2,920   $         10,771
                                                          ==============  =================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest expense                                        $          47   $             49
  Income taxes paid                                                   4                 50

See notes to consolidated financial statements

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's 2004 Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

                                                             Three Months Ended March 31,
   ($in thousands except per share amounts)                   2005             2004
                                                          -------------  ----------------
Income before discontinued operations                     $         856  $          2,289
Income from operations of discontinued segments                      --               149
                                                          -------------  ----------------
Net income available to common shareholders               $         856  $          2,438
                                                          =============  ================

Weighted average shares outstanding-
  Common shares                                                  17,410            17,090
  Effect of dilutive stock options                                  540               525
                                                          -------------  ----------------

Average shares                                                   17,950            17,615
                                                          =============  ================

Basic earnings per share from continuing operations                 .05               .13
Basic earnings per share from discontinued operations                --               .01
                                                          -------------  ----------------
Basic earnings per share                                  $         .05  $            .14
                                                          =============  ================

Diluted earnings per share from continuing operations               .05               .13
Diluted earnings per share from discontinued operations              --               .01
                                                          -------------  ----------------
Diluted earnings per share                                $         .05  $            .14
                                                          =============  ================

NOTE  3.  OPERATING  SEGMENTS

The Company operates within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, based on its internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities that are no longer accepting hazardous and/or radioactive waste or formerly proposed new disposal facilities.

On December 27, 2002, the Company committed to discontinue commercial operations within its Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material, but excluded processing performed at its disposal facilities. All prior segment information has been restated in order to present the operations at the Oak Ridge facility, including the Field Services division, as discontinued operations. On June 30, 2004 the Oak Ridge assets were sold.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

($in thousands)                        Operating     Non-Operating    Discontinued
                                        Disposal       Disposal      Processing and
                                       Facilities     Facilities     Field Services   Corporate    Total
Three months ended March 31, 2005
---------------------------------
Revenue                               $    12,537   $           17   $            --  $       --   $12,554
Direct operating cost                       8,607              106                --          --     8,713
                                      ------------  ---------------  ---------------  -----------  --------
Gross profit (loss)                         3,930              (89)               --          --     3,841
S,G&A,                                      1,107                5                --       1,402     2,514
Business interruption insurance
claim                                         (41)              --                --          --       (41)
                                      ------------  ---------------  ---------------  -----------  --------
Income (loss) from operations               2,864              (94)               --      (1,402)    1,368
Interest and other income/(expense)            10               --                --          28        38
Other income                                   17               --                --          --        17
                                      ------------  ---------------  ---------------  -----------  --------
Income (loss) before income tax and
discontinued operations                     2,891              (94)               --      (1,374)    1,423
Income tax expense (benefit)                   --               --                --         567       567
Discontinued operations                        --               --                --          --        --
                                      ------------  ---------------  ---------------  -----------  --------
Net Income (loss)                     $     2,891   $          (94)  $            --  $   (1,941)  $   856
                                      ============  ===============  ===============  ===========  ========
Depreciation and accretion            $     1,273   $           95   $            --  $        8   $ 1,376
Capital Expenditures                  $     2,529   $           --   $            --  $       --   $ 2,529
Total Assets                          $    38,732   $        6,531   $            --  $   32,289   $77,552
Three months ended March 31, 2004
---------------------------------
Revenue                               $    13,891   $           14   $            --  $       --   $13,905
Direct operating cost                       7,503              109                --          --     7,612
                                      ------------  ---------------  ---------------  -----------  --------
Gross profit (loss)                         6,388              (95)               --          --     6,293
S,G&A                                       1,224                5                --       1,643     2,872
                                      ------------  ---------------  ---------------  -----------  --------
Income (loss) from operations               5,164             (100)               --      (1,643)    3,421
Interest and other income/(expense)            25               17                --         (10)       32
                                      ------------  ---------------  ---------------  -----------  --------
Income (loss) before income tax and
discontinued operations                     5,189              (83)               --      (1,653)    3,453
Income tax expense (benefit)                   --               --                --       1,164     1,164
Discontinued operations                        --               --               149          --       149
                                      ------------  ---------------  ---------------  -----------  --------
Net Income (loss)                     $     5,189   $          (83)  $           149  $   (2,817)  $ 2,438
                                      ============  ===============  ===============  ===========  ========
Depreciation and accretion            $     1,386   $           94   $            --  $        8   $ 1,488
Capital Expenditures                  $       481   $           --   $            --  $       32   $   513
Total Assets                          $    36,307   $        6,529   $         2,292  $   19,217   $64,345

NOTE  4.  STOCK  OPTION  PLANS

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income.

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will require the Company to recognize the fair value of options issued to employees or the Board of Directors over the period in which the option is earned. The Company previously accounted for stock-based compensation under APB Opinion No. 25, which is superseded by SFAS No. 123. On April 14, 2005, the effective date of SFAS 123 was extended and will now be effective for the Company as of January 1, 2006. Under the revised SFAS No. 123 at March 31, 2005, the Company has issued but unvested options that, if earned, will result in the following compensation expense being recognized:

                                                                            Pro Forma
($in thousands)                                                       Compensation Expense
                                                                      ---------------------
Fair value of options to be earned during the first quarter of 2006   $                  47

The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the quarters ended March 31, 2005 and 2004:

($in thousands, except per share amounts)                                   2005     2004
                                                                           ------  -------
Net income (loss), as reported                                             $ 856   $2,438
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects    (133)     (94)
                                                                           ------  -------
Pro forma net income (loss)                                                $ 723   $2,344
                                                                           ======  =======

EARNINGS (LOSS) PER SHARE:
   Basic - as reported                                                     $ .05   $  .14
                                                                           ======  =======
   Basic - pro forma                                                       $ .04   $  .14
                                                                           ======  =======
   Diluted - as reported                                                   $ .05   $  .14
                                                                           ======  =======
   Diluted - pro forma                                                     $ .04   $  .13
                                                                           ======  =======

The stock option plan summary and changes during quarters ended March 31 are as follows:

                                                                       2005        2004
                                                                  ---------  -----------
Options outstanding, beginning of quarter                          913,708    1,266,281
Granted                                                              7,500           --
Exercised                                                          (42,800)    (141,100)
Canceled                                                                --           --
                                                                  ---------  -----------
Options outstanding, end of quarter                                878,408    1,125,181
                                                                  =========  ===========

Weighted average exercise price of options, beginning of quarter  $   4.40   $     3.90
Weighted average exercise price of options granted                $  11.53   $       --
Weighted average exercise price of options exercised              $   3.54   $     2.49
Weighted average exercise price of options canceled               $     --   $       --
Weighted average exercise price of options, end of quarter        $   4.50   $     4.08

Options exercisable at end of quarter                              725,496      819,841
                                                                  =========  ===========

Options available for future grant at end of quarter               492,176      509,676
                                                                  =========  ===========

The following table summarizes information about the stock options outstanding under the Company's option plans as of March 31, 2005:

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                       average                       average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
  $1.00 - $1.47                  2.6       37,500   $          1.32       37,500  $          1.32
  $1.60 - $2.25                  3.6       38,500   $          2.14       38,500  $          2.14
  $2.42 - $3.50                  7.5      246,109   $          2.90      191,471  $          2.87
  $3.75 - $4.50                  6.8      344,546   $          4.34      281,085  $          4.30
      $6.50                      7.9      139,253   $          6.50      104,440  $          6.50
  $9.20 - $12.15                 9.3       72,500   $          9.75       72,500  $          9.75
                                       -----------                   -----------
                                          878,408                       725,496
                                       ===========                   ===========

As of March 31, 2005, the 1992 Stock Option Plan for Employees had options outstanding to purchase 575,208 common shares with 188,976 shares remaining available for issuance under option grants. The 1992 Stock Option Plan for Directors had options outstanding to purchase 303,200 common shares with 303,200 shares remaining available for issuance under option grants.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarter ended March 31 2005, with no options being granted during the quarter ended March 31, 2004:

                                                       2005  2004
                                                       ----  ----
Expected volatility                                     50%    --
Risk-free interest rates                               4.1%    --
Expected lives                                    10 years     --
Dividend yield                                         2.7%    --
Weighted-average fair value of options granted
during the quarter (Black-Scholes)               $    5.28     --

NOTE 5.  LITIGATION

Significant developments have occurred on the following legal matters since December 31, 2004:

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

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The law firm of Cooley Godward was engaged on a fixed price plus contingency basis to pursue the appeal. The fixed fee was expensed at the time of engagement in July 2003. The matter is now fully briefed and oral argument has been scheduled for May 9, 2005. A decision will be due 90 days following oral argument.

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

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment and agreed to dismiss its petition for U.S. Supreme Court review. The Company is undertaking efforts to finalize payment arrangements with the CIC prior to the intended August 2005 disbursement.

No assurance can be given that the Nebraska legislature will appropriate the funds required to comply with the settlement agreement or that the Company can timely finalize acceptable payment arrangements with the CIC.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In April 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada entered a summary judgment in favor of the Company. Manchak filed a motion for reconsideration that was denied. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was dismissed, and his requests for reconsideration and en banc review were rejected in October 2003. On January 8, 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. On March 8, 2004, the District Court rejected Manchak's Rule 60(b) motion, prohibited further filings with the Court and imposed sanctions on Manchak. Manchak appealed the March 8, 2004 order, which the Federal Circuit agreed to hear. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The Company now considers the matter closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

In the complaint, David. Crow alleges he was hired by the Company as its General Counsel in October 1995 and that his compensation package included 150,000 options to purchase Company common stock with an oral agreement by the prior CEO that the stock options would be exercisable for ten years.

In May 2000, Crow first contacted the Company regarding the stock options. The Company informed Crow by letter that pursuant to the Company's 1992 Employee Stock Option Plan, his options had expired thirty days after his employment with the Company ended.

Crow's lawsuit was initially filed in Harris County District Court on or about May 4, 2004. The Company removed the lawsuit to federal court based on diversity jurisdiction. The complaint alleges four counts: breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow is entitled to purchase 150,000 shares of AEC stock at a strike price of $4 per share. Crow estimates his damages between $1,050,000 and $1,258,500; an amount calculated by taking the difference of the Company's current and 52 week high stock trading price and the $4/share alleged option strike price.

The Company believes it has insurance against a portion of the claim and has notified its carrier of the claim. The Company further believes that the allegations are without merit and intends to vigorously defend itself in the matter. However, no assurance can be given that it will prevail or that insurance proceeds will be recognized.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

On January 21, 2005, the Company committed to a five year operating lease for 150 to 200 rail cars at $475 a month for each car leased. A formal lease agreement has not yet been prepared, and the specific number of rail cars subject to the lease has not yet been determined.

NOTE 7.  CLOSURE AND POST CLOSURE OBLIGATIONS

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

Changes to reported closure and post closure obligations were as follows ($ in thousands):

                                 Accrued Closure and
                               Post Closure Obligation
                              -------------------------
December 31, 2004 obligation  $                 11,627
Accretion of obligation                            270
Payment of obligation                             (260)
Adjustment of obligation                            --
                              -------------------------
March 31, 2005 obligation     $                 11,637
                              =========================

At March 31, 2005, none of the Company's assets were legally restricted for purposes of settling the closure and post closure obligation.

NOTE  8.  DISCONTINUED  OPERATIONS

During 2002, the Company offered for sale its Processing Facility and Field Services operations based in Oak Ridge, Tennessee. On December 27, 2002, the facility ceased revenue-producing operations and further waste acceptance. All Oak Ridge waste was subsequently shipped to off-site processors and disposers to help sell the facility assets. These assets were subsequently sold to Toxco, Inc. on June 30, 2004. As of March 31, 2005, there were no "Assets held for sale or closure" associated with the discontinued Oak Ridge operations. The revenue, costs and expenses and cash flows for the Oak Ridge operations have been excluded from continuing operations results and reported as "Gain (loss) from discontinued operations" and "Net cash provided by (used in) discontinued operations". Prior periods have been restated to reflect this. The assets and liabilities of discontinued operations included in the consolidated balance sheet as of March 31 are as follows ($ in thousands):

                                         Processing and Field Services Facility
                                      ------------------------------------------
                                         Three Months         Ended March 31,
                                      -------------------  ---------------------
                                                     2005                  2004
                                      -------------------  ---------------------
Current assets
--------------
  Current assets                      $                --  $                 183
  Property & equipment, net                            --                    552
                                      -------------------  ---------------------
                                                       --                    735
                                      ===================  =====================
Non-current assets
------------------
  Property, plant & equipment, net                     --                  1,509
  Other                                                --                     48
                                      -------------------  ---------------------
                                                       --                  1,557
                                      ===================  =====================
Current liabilities
-------------------
  Accounts payable & accruals                          --                    890
  Current portion long term debt                       --                     38
                                      -------------------  ---------------------
                                                       --                    928
                                      ===================  =====================
Non-current liabilities
-----------------------
  Closure/post closure obligations                     --                  4,593
  Long-term debt                                       --                     10
  Other                                                --                      5
                                      -------------------  ---------------------
                                                       --                  4,608
                                      ===================  =====================

Operating results for the discontinued operations were as follows for three months ending March 31:

($in thousands)                     Processing and Field
                                     Services Operations

2005
----
Revenues, net                       $                  --
Operating income (loss)                                --
Net income (loss)                                      --
Basic earnings (loss) per share                        --
Diluted earnings (loss) per share                      --

2004
----
Revenues, net                       $                  --
Operating income (loss)                               149
Net income (loss)                                     149
Basic earnings (loss) per share                       .01
Diluted earnings (loss) per share                     .01

Costs incurred at the Oak Ridge facility to prepare the facility for sale during the three months ended March 31 are summarized as follows: ($ in thousands)

                                                                2005    2004
                                                                -----  ------
Net operating costs in excess of previous accruals              $  --  $  34
Accounts receivable collected in excess of valuation allowance     --   (207)
Increase in estimated cost to dispose of removed waste             --     24
                                                                -----  ------

Net Income for the period ended March 31,                       $  --  $ 149
                                                                =====  ======

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($in thousands)            December 31, 2004  Cash Payments   Adjustments  March 31, 2005
                           -----------------  --------------  -----------  --------------
Waste disposal liability                  --             --            --              --
On-site discontinued
operation cost liability                  --             --            --              --

($in thousands)            December 31, 2003  Cash Payments   Adjustments  March 31, 2004
                           -----------------  --------------  -----------  --------------

Waste disposal liability                 623           (139)           24             508
On-site discontinued
operation cost liability                 442           (221)           34             255

The adjustments represent differences between the estimated costs accrued at December 31, actual costs incurred during the first quarter, and changes in estimated future costs for removed waste disposition.

NOTE 9. PARTIAL SERVICE INTERRUPTION AT ROBSTOWN, TEXAS HAZARDOUS WASTE FACILITY

Hazardous waste treatment operations at the Company's Robstown Texas facility were suspended following a July 1, 2004 fire in the facility's waste treatment building. Treatment revenue had previously represented approximately 50% of the Texas facility's revenue. Direct disposal operations, which continued without interruption after the fire, generate the balance of the facility's revenue. While the Company is insured for property and equipment damage and business interruption, insurance deductibles, operational upgrades, and loss of customer business have, and will continue to negatively impact financial performance. The facility resumed limited treatment services in December 2004, but will not resume all permitted service until the new treatment building is operational. This is projected to occur in the third quarter of 2005.

The Company filed a property insurance claim and received $265,000 of the $954,000 recognized as of March 31, 2005. An additional $503,000 was received in April 2005. The balance of the claim is under review by the insurance carrier. The Company has also filed approximately $2,300,000 in claims under its business interruption insurance policy for July 2004 through March 2005, of which only $472,000 has been recognized as of March 31, 2005. This claim is also under review by the insurance company. The Company anticipates recognizing the value of the claims after the insurance carrier accepts or confirms the affected amounts. No assurance can be given, however, that the Company will be able to recognize the pending insurance claims.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, dependence on key personnel, compliance with and changes to applicable laws, exposure to litigation, access to capital, access to cost-effective insurance and financial assurances, new technologies and patent rights, competitive environment, general economic conditions, potential loss or diminution of major contracts, ability to collect on insurance claims, and the availability of cost effective rail transportation service. The Form 10-K for the year ending December 31, 2004 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimates," "project," "plans," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on management's current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2004.

Unless otherwise described, changes discussed relate to the increase or decrease from the three month period ended March 31, 2004 to the three month period ended March 31, 2005.

INTRODUCTION
------------

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to nuclear power plants, refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged at the Company's four fixed waste disposal facilities. The Company and its predecessors have been in business for 52 years.

A significant portion of the Company's revenue is attributable to discrete waste clean-up projects ("Event Business") which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter swings. Management's strategy is to continue expanding its recurring business ("Base Business") while simultaneously securing both large and small Event Business projects. When the Company's Base Business covers fixed costs, more of the Event Business revenue falls through to the bottom line. This strategy takes advantage of the largely fixed cost nature of the disposal business.

OVERALL COMPANY PERFORMANCE
---------------------------

The Company's financial performance for the three months ended March 31, 2005 was substantially lower than the first three months of 2004. This quarter to quarter difference primarily reflects a less favorable waste service mix and higher treatment and transportation costs incurred during the three months ended March 31, as discussed below.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

In preparing the financial statements, management makes many estimates and assumptions that affect the Company's financial position and results of operations. Accounting for the July 1, 2004 Texas Fire, Disposal Facility
Accounting, and Litigation involve subjective judgments, estimates and assumptions that would likely produce a materially different financial position and result of operations if different judgments, estimates, or assumptions were used. These matters are discussed below.

ACCOUNTING FOR THE JULY 1, 2004 TEXAS FIRE

A July 1, 2004 fire in the Robstown, Texas facility's waste treatment building resulted in an insurance claim for Property and Equipment damaged in the fire. As of December 31, 2004 the Company had fully impaired the $679,000 in book value of assets damaged in the fire and recognized $954,000. This amount represents the stated values submitted to the insurance carrier at the inception of coverage and the probable recovery expected by management. As of May 6, 2005, $768,000 in property insurance proceeds had been received by the Company.

As of March 31, 2005, the Company has filed approximately $2,300,000 in business interruption insurance claims with its insurance carrier, of which $472,000 of incremental costs due to the fire have been recognized. The Company has not recognized significant lost revenue associated with suspension of treatment services following the fire pending determination of the actual amounts recovered from its insurance company.

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

LITIGATION

The Company is involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process. During 2003, the Company wrote off $20,951,000 due to an adverse trial court decision which cast substantial doubt on the Company's ability to recover its investment in the formerly proposed Ward Valley, California disposal project. The Company has appealed the trial court's ruling.

The US District Court for the District of Nebraska entered judgment against the State of Nebraska in favor of the Central Interstate Compact and other plaintiffs including the Company. The Company's share of the judgment was $12.3 million. On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. Payments are subject to appropriation by the Nebraska legislature. The Company carries $6.5 million on its balance sheet for capitalized facility development costs and expects to recognize the difference between the balance sheet amount and the full value of its claim when final payment arrangements are entered into with the CIC and funds are appropriated by the Nebraska legislature.

No assurance can be given that the Company will prevail in the above litigation or otherwise recover its investment in the California project, or that funds will be appropriated and acceptable payment arrangements made under the Nebraska settlement. The decision to accrue costs or write off assets is based on specific facts and circumstances pertaining to each case and management's evaluation of present circumstances.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

          ($in 000's)                                         Three Months Ended
                                                              ------------------
                                                      March 31, 2005       March 31, 2004
                                                   -------------------  ------------------
                                                           $         %         $         %
                                                   ---------  --------  --------  --------

Revenue                                              12,554               13,905
Direct operating costs                                8,713      69.4%     7,612     54.7%
                                                   ---------            --------

Gross profit                                          3,841      30.6%     6,293     45.3%
SG & A                                                2,514      20.0%     2,872     20.7%
Business interruption insurance claim                   (41)    (0.3)%        --      0.0%
                                                   ---------            --------

Operating income                                      1,368      10.9%     3,421     24.6%

Interest income                                          85       0.7%        36      0.3%
Interest expense                                         47       0.4%        49      0.4%
Other income (expense)                                   17       0.1%        45      0.3%
                                                   ---------            --------

Net income (loss) before income taxes                 1,423      11.3%     3,453     24.8%
Income tax expense (benefit)                            567       4.5%     1,164      8.4%
                                                   ---------            --------

Net income (loss) before discontinued operations        856       6.8%     2,289     16.5%
                                                   =========            ========

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------

REVENUE
-------
For the three months ended March 31, 2005, the Company reported consolidated revenue of $12,554,000, a 10% decrease from the $13,905,000 reported for the same period in 2004. Three of four operating disposal sites generated lower revenue during the first quarter of 2005. The lower quarterly revenue resulted from a combination of slightly lower waste volumes and average selling prices ("ASP") for the Company's treatment and disposal services and decreased shipments to the Company's disposal facility in Richland, Washington. At the three hazardous waste disposal facilities, volumes decreased 1% and ASP decreased 1% over the same quarter last year. The decrease in waste volume resulted from reduced shipments to the Company's Idaho and Texas facilities during the quarter. The decrease in ASP reflected a change in the mix of treatment and direct disposal services. During the three months ending March 31, 2005 and 2004, revenue from a contract with the U.S. Army Corps of Engineers accounted for $2,650,000 and $3,991,000 or 21% and 29% of revenue, respectively. Also during the first quarter of 2004, one New York clean-up project represented $1,438,000 or 10% of revenue. This project was completed prior to 2005.

Operating  Disposal  Facilities
-------------------------------
Richland, Washington LLRW disposal facility revenue decreased substantially for the three months ended March 31, 2005 versus the same period in 2004. This decrease was due to a 52% decrease in rate-regulated wastes and despite a 17% increase in non rate-regulated waste receipt. For 2005, the Washington Utilities and Transportation Commission has approved a revenue requirement of $5,346,000 for the Richland facility's rate-regulated low-level radioactive waste business, of which $684,000 was recorded in the three months ended March 31, 2005. Management currently expects the Richland facility to reach its approved 2005 revenue requirement.

At the Grand View, Idaho disposal facility, 5% lower waste volumes and lower transportation revenue were partially offset by 5% higher ASP. Total revenue dropped 6%, however, from the same quarter last year. A private clean-up in New York contributed to first quarter 2004 revenue. Management expects the U.S. Army Corps of Engineers and other customers to increase their rate of shipment to the Grand View, Idaho disposal facility for the balance of 2005.

At the Beatty, Nevada hazardous treatment and disposal facility, total revenue increased 5% for the three months ended March 31, 2005 from the same period in 2004. The increased revenue was due to a 28% waste volume increase, however, ASP decreased by 23%. The increased volume was from both clean-up projects and increased shipments from recurring base business. The lower ASP resulted from a higher percentage of waste from lower priced clean-up projects.

At the Robstown, Texas hazardous treatment and disposal facility, revenue decreased 21% for the three months ended March 31, 2005 from the same period in 2004. The decreased revenue reflected a less favorable mix of wastes received at the site which reduced ASP by 3%, and a 19% decrease in waste volume following the July 1, 2005 treatment building fire. The Texas facility resumed limited treatment operations on December 1, 2004. A new treatment building is being constructed and is expected to be operational during the third quarter of 2005.

DIRECT OPERATING COSTS
----------------------

For the three months ended March 31, 2005, consolidated direct operating costs increased 14% to $8,713,000 (69% of revenue) compared to $7,612,000 (55% of revenue) for the same period in 2004. This was primarily caused by increased labor, transportation and waste treatment additive costs at the Company's
Beatty, Nevada and Grand View, Idaho hazardous waste facilities. Higher transportation costs reflected fuel surcharges, an expanded leased railcar fleet, increased railcar operating lease expenses, and mobilization costs incurred in anticipation of the several large remediation projects. Only a portion of these expenses could be passed on to customers. Also affecting the quarter was $175,000 spent to secure preferred access to two east coast rail transfer points. Relative to revenue, direct operating costs increased substantially. This reflects the largely fixed cost nature of the Company's business. The Company continues its efforts to minimize direct costs through operational improvements and efficiencies such as an improved design for the new treatment building at the Robstown, Texas facility and improved reagent usage at the Beatty, Nevada facility.

Operating  Disposal  Facilities
-------------------------------

Direct costs at each of the four operating facilities increased from the same quarter last year. This increase in consolidated direct operating costs was driven by an increase in direct costs at the Grand View, Idaho facility of $495,000 primarily related to transportation, and an increase in direct costs at the Beatty, Nevada facility of $391,000 primarily related to higher treatment reagent usage. For Idaho, $175,000 was spent securing preferred long-term access to two east coast rail transfer facilities, and approximately $575,000 was spent on other transportation-related activities during the first quarter of 2005. This included fuel surcharges and the costs of a temporarily underutilized rail fleet secured for clean-up shipping in the second quarter of 2005 and beyond. While most of a facility's direct costs are fixed, transportation and treatment reagents are substantially variable. The extent to which these costs are recovered as revenue is based on individual contract conditions, the characteristics of wastes received for treatment, and other factors.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the three months ended March 31, 2005 and 2004, the Company reported $14,000 and $10,000 of expenses on proposed development projects, and $92,000 and $109,000 of costs in 2005 and 2004 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

Lower revenue compounded by higher direct costs resulted in a 39% reduction in gross profit, pushing quarterly gross profit down to $3,841,000 compared with a gross profit of $6,293,000 for the same quarter last year. Decreased disposal revenue at three of four operating disposal facilities produced less fall through due to the largely fixed cost nature of the business. Higher variable costs also reduced gross profit. Gross margin decreased from 45% to 31% of revenue due to the lower revenue received in a period when spending increased to prepare for increased waste volumes in subsequent periods.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the three months ended March 31, 2005, the Company reported SG&A of $2,514,000 (20% of revenue), a 12% decrease from the $2,872,000 (21% of revenue) for the same three months of 2004. The decrease in SG&A primarily resulted from a $292,000 accrual in 2004 for the Management Incentive Plan which was not accrued in 2005. The Company will accrue costs for the 2005 Management Incentive Plan if and when pro rata operating income of $12,000,000, including the costs of the plan, is achieved.

Operating  Disposal  Facilities
-------------------------------

During the quarter ended March 31, 2005, Operating Disposal Facilities SG&A decreased $117,000 due to centralization of specific sales functions at the corporate office, offset by miscellaneous increases in SG&A.

Corporate
---------

During the quarter ended March 31, 2005, Corporate SG&A decreased $241,000. $292,000 of the reduction is due to the lack of an accrual for the Management Incentive Plan discussed above. During the quarter ended March 31, 2005 the Company incurred costs of $105,000 for documentation and audit of the Company's internal controls as mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to recover the Company's investment in formerly proposed disposal site development projects in Ward Valley, California and Butte, Nebraska. For each of the three months ended March 31, 2005 and 2004, the Company reported $5,000 of such SG&A expenses.

INTEREST INCOME
---------------

For the three months ended March 31, 2005, the Company earned $85,000 of interest income, an increase from $36,000 in the same period of 2004 due to higher cash balances and higher interest rates available on short term investments. Interest income is earnings on cash balances, short-term investments, and notes receivable for which income is a function of prevailing market rates. Based on current interest rates, the Company does not anticipate significant interest income in 2005.

INTEREST  EXPENSE
-----------------

For the three months ended March 31, 2005, the Company reported interest expense of $47,000, a decrease of $2,000 from the corresponding period in 2004. The primary cause of this decrease was the reduction in average debt outstanding by $1,400,000 from March 31, 2004 to 2005. For the three months ending March 31, 2005, the interest rate paid on its single outstanding term loan was 4.56%, an increase of 1.18% from the 3.38% at March 31, 2004. Additional reductions may occur as debt balances continue to be paid down, however the Company will experience increased interest expense should interest rates increase. At March
31,  2005,  the  line  of  credit  had  a  zero  balance.

OTHER INCOME (LOSS)
-------------------

Other Income is composed of the following ($ in thousands):

                                                       Three Months Ended March 31,
                                                         2005            2004
                                                    -------------  ----------------
Data processing services                            $          --  $             20
Cash receipts for sale or rent of property rights              17                16
Other miscellaneous income, net                                --                 9
                                                    -------------  ----------------

Total other income (loss)                           $          17  $             45
                                                    =============  ================

INCOME TAXES
------------

The components of the income tax provision were as follows ($ in thousands):

                       Three Months Ended March 31,
                          2005            2004
                     -------------  ----------------
Federal tax expense  $         521  $          1,164
State tax expense               46                --
                     -------------  ----------------

Income tax expense   $         567  $          1,164
                     =============  ================

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The  net  operating  loss  carry  forward  at  March  31, 2005 was approximately
$36,000,000 and expires at various dates between 2011 and 2020. Due to the Company's net operating loss carry forwards, 2005 income tax expense of approximately 2% of pretax income tax expense is expected to be paid in cash, while the other approximately 35% of income tax expense will be offset against the net operating loss carry forwards.

The Company will continue to assess the deferred tax asset for utilization as needed but at least annually.

SEASONAL EFFECTS
----------------

Operating revenues are generally lower in the winter months than the warmer summer months when more short duration, one-time remediation projects tend to occur. While both disposal and processing revenue are generally more affected by market conditions than seasonality, weather related clean-up project delays did have an adverse impact on the first quarter of 2005.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

At March 31, 2005, cash and short term investments totaled $13,243,000, an increase of $116,000 from December 31, 2004. The small increase in cash reflects the Company's continued profitability.

During the first three months of 2005, the Company's days sales outstanding ("DSO") increased at March 31, 2005, to 64 days compared to December 31, 2004 at 60 days.

As of March 31, 2005 the Company's liquidity, as measured by the current ratio, was 2.4 to 1.0. The debt to equity ratio decreased to 0.5:1.0 at March 31, 2005. There have not been any substantial changes to working capital or debt to equity ratio during the three months ended March 31, 2005. The debt to equity ratio is defined as total liabilities divided by stockholders equity.

SOURCES  OF  CASH

On March 31, 2005, the Company had an $8,000,000 revolving line of credit with Wells Fargo Bank in Boise, Idaho maturing June 15, 2005. Management is negotiating with the Bank to renew and extend the line of credit. The line of credit is secured by the Company's accounts receivable. At March 31, 2005, the outstanding balance on the revolving line of credit was $-0-. The Company borrows and repays according to business demands and availability of cash. It currently reserves $5,000,000 for a letter of credit used as collateral for an insurance policy.

Company operations produced an average of almost $4,000,000 a quarter in cash flow over the past three years. Management expects 2005 quarterly cash flow from operations to, on average, be higher. The $13,243,000 in cash and short term investments at March 31, 2005 was comprised of short term investments which were not required for operations of $10,323,000, cash immediately available for operations of $3,469,000, and a net checks outstanding amount of ($549,000).

USES OF CASH

Management currently expects its capital spending to be up to an additional $9,000,000 in 2005 with $3,100,000 projected to be spent completing a cell expansion at the Idaho hazardous waste facility. Cell expansion at each of the Company's other sites are also underway or projected in 2005.

The Company paid a $0.25 annual dividend on October 15, 2004. The Company's Board of Directors is evaluating dividend policy and is considering changing from an annual to quarterly dividend. While management anticipates that an announcement will be made on dividend policy on or around its annual shareholders meeting on May 25, 2005, such announcement is contingent upon approval from its commercial bank, Wells Fargo. Management is working with its bank to modify its existing credit agreement to allow for a change in the Company's dividend policy, however no assurance can be given that the Company can have such approval prior to May 25, 2005.

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

The Company has minimal interest rate risk on investments or other assets due to the Company's preservation of capital approach to investments. At March 31, 2005, approximately $13,200,000 was held in cash or short term investments at terms ranging from overnight to three months. Together, these items earned interest at approximately 2% and comprised 17% of assets.

The Company has interest rate risk on debt instruments due to the $7,000,000 five year amortizing term loan due Wells Fargo Bank. At December 31, 2004, $3,733,000 of variable rate debt was owed under the term loan, accruing interest at the rate of 4.6%. A hypothetical change of 1% in interest rates would change annual interest expense paid by the Company by approximately $30,000.

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending March 31, 2005, there were no changes to internal controls or in other factors that could materially affect these internal controls.

On April 25, 2005 the Company filed an Amended Form 10-K with the Securities and Exchange Commission that contained the opinions of management and the Company's Independent Registered Public Accounting firm regarding the Company's internal controls over financial reporting. Both Management and the Independent
Registered Public Accounting firm found that the Company's controls over financial reporting at December 31, 2004 were effective and that no material weaknesses existed.

PART II OTHER INFORMATION.
--------------------------

ITEM 1.     LEGAL PROCEEDINGS.

Significant developments have occurred on the following legal matters since December 31, 2004:

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

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. The law firm of Cooley Godward was engaged on a fixed price plus contingency basis to pursue the appeal. The fixed fee was expensed at the time of engagement in July 2003. The matter is now fully briefed and oral argument has been scheduled for May 9, 2005. A decision will be due 90 days following oral argument.

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

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. The principal may be reduced to $130 million if Nebraska and the CIC negotiate suitable access to a proposed future Texas LLRW disposal site. Settlement payments are subject to appropriation. Should the Nebraska legislature fail to appropriate the required payments, the CIC retains rights to pursue enforcement by any and all legal remedies available. Under the settlement, Nebraska waived any claim to sovereign immunity in a suit brought to enforce payment and agreed to dismiss its petition for U.S. Supreme Court review. The Company is undertaking efforts to finalize payment arrangements with the CIC prior to the intended August 2005 disbursement.

No assurance can be given that the Nebraska legislature will appropriate the funds required to comply with the settlement agreement or that the Company can timely finalize acceptable payment arrangements with the CIC.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In April 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada entered a summary judgment in favor of the Company.
Manchak filed a motion for reconsideration that was denied. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was dismissed, and his requests for reconsideration and en banc review were finally rejected in October 2003. On January 8, 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. On March 8, 2004, the District Court rejected Manchak's Rule 60(b) motion, prohibited further filings with the Court on the matter and imposed sanctions on Manchak. Manchak appealed the March 8, 2004 order and the Federal Circuit agreed to hear the appeal. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The Company considers the matter closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

In the complaint, David. Crow alleges he was hired by the Company as its General Counsel in October 1995 and that his compensation package included 150,000 options to purchase Company common stock with an oral agreement by the prior CEO that the stock options would be exercisable for ten years.

In May 2000, Crow first contacted the Company regarding the stock options. The Company informed Crow by letter that pursuant to the Company's 1992 Employee Stock Option Plan, Crow's options had expired thirty days after his employment with the Company ended.

Crow's lawsuit was initially filed in Harris County District Court on or about May 4, 2004. The Company removed the lawsuit to federal court based on diversity jurisdiction. The complaint alleges four counts: breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow is entitled to purchase 150,000 shares of AEC stock at a strike price of $4 per share. Crow estimates his damages between $1,050,000 and $1,258,500; an amount calculated by taking the difference of the Company's current and 52 week high stock trading price and the $4/share alleged option strike price.

The Company believes it has insurance against a portion of the claim and has notified its carrier of the claim. The Company further believes that the allegations are without merit and intends to vigorously defend itself in the matter. However, no assurance can be given that it will prevail or that insurance proceeds will be recognized.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

     The following exhibits are filed as part of this report:

----------------------------------------------------------------------------------------------------
Exhibit No.                                        Description
-----------  ---------------------------------------------------------------------------------------
   31.1      Certifications of March 31, 2005 Form 10-Q by Chief Executive Officer dated May 6, 2005
-----------  ---------------------------------------------------------------------------------------
   31.2      Certifications of March 31, 2005 Form 10-Q by Chief Financial Officer dated May 6, 2005
-----------  ---------------------------------------------------------------------------------------
   32.1      Certifications of March 31, 2005 Form 10-Q by Chief Executive Officer dated May 6, 2005
-----------  ---------------------------------------------------------------------------------------
   32.2      Certifications of March 31, 2005 Form 10-Q by Chief Financial Officer dated May 6, 2005
----------------------------------------------------------------------------------------------------

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN ECOLOGY CORPORATION
                                        (Registrant)

Date:  May 6, 2005                      By:/s/ Stephen A. Romano
                                        ------------------------
                                        Stephen A. Romano
                                        President, Chief Executive Officer
                                        and Chief Operating Officer

Date:  May 6, 2005                      By:/s/ James R. Baumgardner
                                        ---------------------------
                                        James R. Baumgardner
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        Secretary and Treasurer

                                               EXHIBIT INDEX

Exhibit                                         Description
-------                                         -----------
  31.1         Certifications of March 31, 2005 Form 10-Q by Chief Executive Officer dated May 6, 2005
  31.2         Certifications of March 31, 2005 Form 10-Q by Chief Financial Officer dated May 6, 2005
  32.1         Certifications of March 31, 2005 Form 10-Q by Chief Executive Officer dated May 6, 2005
  32.2         Certifications of March 31, 2005 Form 10-Q by Chief Financial Officer dated May 6, 2005