Form 10-Q
period 2005-06-30
AMERICAN ECOLOGY CORP
filed 2005-07-29
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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
    300 E. Mallard Drive, Suite 300
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [X]   No [ ]

At July 29, 2005 Registrant had outstanding 17,635,919 shares of its Common
Stock.

                                AMERICAN ECOLOGY CORPORATION
                           QUARTERLY REPORT ON FORM 10-Q FOR THE
                              THREE MONTHS ENDED JUNE 30, 2005


                                     TABLE OF CONTENTS


                               PART I.  FINANCIAL INFORMATION


                                                                                       PAGE
Item 1.   Financial Statements

          Consolidated Balance Sheets
            (Unaudited)                                                                   4

          Consolidated Statements of Operations
            (Unaudited)                                                                   5

          Consolidated Statements of Cash Flows
            (Unaudited)                                                                   6

          Notes to Consolidated Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                     15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     25

Item 4.   Controls and Procedures                                                        25


                                  PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                              26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                    27

Item 3.   Defaults Upon Senior Securities                                                27

Item 4.   Submission of Matters to a Vote of Security Holders                            27

Item 5.   Other Information                                                              28

Item 6.   Exhibits                                                                       28

          Signatures                                                                     28

OFFICERS                                          CORPORATE OFFICE
--------                                          ----------------
Stephen A. Romano                                 Lakepointe Centre I
Chief Executive Officer, President and Chief      American Ecology Corporation
Operating Officer                                 300 East Mallard Drive, Suite 300
                                                  Boise, Idaho 83706
James R. Baumgardner                              (208) 331-8400
Senior Vice President, Chief Financial Officer    (208) 331-7900 (fax)
Treasurer and Secretary                           www.americanecology.com
                                                  -----------------------

Michael J. Gilberg
Vice President and Controller

Steven D. Welling                                 COMMON STOCK
Vice President, Sales & Marketing                 ------------
                                                  American Ecology Corporation's common stock
                                                  trades on the Nasdaq National Market under the
John M. Cooper                                    symbol ECOL.
Vice President and Chief Information Officer


DIRECTORS                                         FINANCIAL REPORTS
---------                                         -----------------
Edward F. Heil, Chairman                          A copy of American Ecology Corporation
Independent Businessman                           Annual and Quarterly Reports, as filed on Form 10-K
                                                  and 10-Q with the Securities and Exchange
Rotchford L. Barker                               Commission, may be obtained by writing:
Independent Businessman                           Lakepointe Centre I
                                                  300 E. Mallard Drive, Suite 300
Roy C. Eliff                                      Boise, Idaho 83706
Independent Businessman                           or at www.americanecology.com
                                                        -----------------------

Kenneth C. Leung
Managing Director of Investment Banking, Sanders
Morris Harris                                     TRANSFER AGENT
                                                  --------------
                                                  American Stock Transfer & Trust Company
Richard Riazzi                                    59 Maiden Lane
Independent Businessman                           New York, New York 10038
                                                  (718) 921-8289
Stephen A. Romano                                 or at www.amstock.com
Chief Executive Officer, President and Chief            ---------------
Operating Officer

General Jimmy D. Ross                             AUDITOR
U.S. Army, Retired                                -------
                                                  Moss Adams LLP
General Richard T. Swope                          1001 Fourth Avenue, Suite 2900
U.S. Air Force, Retired                           Seattle, WA  98154

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.

                                       AMERICAN ECOLOGY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                        June 30, 2005   December 31, 2004
                                                                        --------------  ------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $        1,685  $            2,160
  Short term investments                                                        10,960              10,967
  Receivables, net                                                              13,636               8,963
  Insurance receivable                                                             636               1,285
  Prepayments and other                                                          2,616               1,469
  Deferred income taxes                                                          5,613               5,613
                                                                        --------------  ------------------
    Total current assets                                                        35,146              30,457

Property and equipment, net                                                     32,008              27,363
Facility development costs                                                       6,478               6,478
Other assets                                                                     1,136                 462
Deferred income taxes                                                           10,338              12,473
                                                                        --------------  ------------------
    Total assets                                                        $       85,106  $           77,233
                                                                        ==============  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                     $        1,459  $            1,457
  Accounts payable                                                               3,176               3,022
  Dividends payable                                                              2,645                  --
  Deferred revenue                                                               1,248                 724
  State burial fees payable                                                      1,541               1,446
  Management incentive plan payable                                                630                 934
  Customer advances                                                              1,364                  --
  Customer refunds                                                                  --               2,512
  Accrued liabilities                                                            1,443                 725
  Accrued closure and post closure obligation, current portion                   2,323               2,323
                                                                        --------------  ------------------
    Total current liabilities                                                   15,829              13,143

Long term debt                                                                   2,004               2,734
Long term customer advances                                                      2,136                  --
Long term accrued liabilities                                                      522                 441
Accrued closure and post closure obligation, excluding current portion           9,385               9,304
                                                                        --------------  ------------------
    Total liabilities                                                           29,876              25,622
                                                                        --------------  ------------------

Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized,
  Common stock, $.01 par value, 50,000,000 authorized, 17,635,709
    and 17,398,494 shares issued and outstanding                                   176                 174
  Additional paid-in capital                                                    52,715              51,015
  Retained earnings                                                              2,339                 422
                                                                        --------------  ------------------
    Total shareholders' equity                                                  55,230              51,611
                                                                        --------------  ------------------

Total Liabilities and Shareholders' Equity                              $       85,106  $           77,233
                                                                        ==============  ==================

See notes to consolidated financial statements

                                      AMERICAN ECOLOGY CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                 ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended      Six Months Ended
                                                               June 30,                June 30,
                                                           2005        2004        2005        2004
                                                        ----------  -----------  --------  ------------
Revenue                                                 $   18,779  $   13,795   $31,333   $    27,700
Direct operating costs                                       9,559       7,449    18,272        15,061
                                                        ----------  -----------  --------  ------------

Gross profit                                                 9,220       6,346    13,061        12,639
Selling, general and administrative expenses                 3,358       2,578     5,872         5,450
Business interruption insurance claim                           --          --       (41)           --
                                                        ----------  -----------  --------  ------------
Operating income                                             5,862       3,768     7,230         7,189

Interest income                                                 93          45       178            81
Interest expense                                                48          49        95            98
Other income                                                    22          20        39            65
                                                        ----------  -----------  --------  ------------

Income before income tax and discontinued operations         5,929       3,784     7,352         7,237
Income tax (benefit) expense                                 2,223     (11,338)    2,790       (10,174)
                                                        ----------  -----------  --------  ------------

Income before discontinued operations                        3,706      15,122     4,562        17,411
Gain from discontinued operations - Oak Ridge Facility          --         920        --         1,069
                                                        ----------  -----------  --------  ------------

Net income                                              $    3,706  $   16,042   $ 4,562   $    18,480
                                                        ==========  ===========  ========  ============

Basic earnings from continuing operations                      .21         .88       .26          1.02
Basic earnings from discontinued operations                     --         .05        --           .06
                                                        ----------  -----------  --------  ------------
Basic earnings per share                                $      .21  $      .93   $   .26   $      1.08
                                                        ==========  ===========  ========  ============

Diluted earnings from continuing operations                    .21         .85       .26           .98
Diluted earnings from discontinued operations                   --         .05        --           .06
                                                        ----------  -----------  --------  ------------
Diluted earnings per share                              $      .21  $      .90   $   .26   $      1.04
                                                        ==========  ===========  ========  ============

Dividends paid per common share                         $       --  $       --   $    --   $        --
                                                        ==========  ===========  ========  ============

See notes to consolidated financial statements.

                              AMERICAN ECOLOGY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED, $ IN 000'S)


                                                              Six Months Ended June 30,
                                                        -------------------------------
                                                                  2005             2004
                                                        --------------  ---------------
Cash flows from operating activities:
  Net income                                            $       4,562   $       18,480
  Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation, amortization, and accretion                     3,066            3,029
  Income from discontinued operations                              --           (1,069)
  Income tax benefit on exercise of stock options                 652               --
  Deferred tax asset                                            2,135          (10,171)
  Stock compensation                                              180               --
Changes in assets and liabilities:
  Receivables                                                  (4,673)           3,059
  Other assets                                                 (1,874)            (685)
  Closure and post closure obligation                            (460)            (382)
  Income taxes payable/receivable                                  --             (201)
  Accounts payable and accrued liabilities                      2,256            1,494
                                                        --------------  ---------------
      Net cash provided by operating activities                 5,844           13,554

Cash flows from investing activities:
  Capital expenditures                                         (7,217)          (2,394)
  Proceeds from sale of assets                                    749              106
  Transfers from cash to short tem investments, net                 7           (6,398)
                                                        --------------  ---------------
      Net cash used by investing activities                    (6,461)          (8,686)

Cash flows from financing activities:
  Payments of indebtedness                                       (728)            (758)
  Retirement of common stock warrants                              --           (5,500)
  Stock options exercised                                         870              511
                                                        --------------  ---------------
      Net cash provided (used) by financing activities            142           (5,747)
                                                        --------------  ---------------

Increase (decrease) in cash and cash equivalents                 (475)            (879)
Net cash used in discontinued operations                           --           (2,594)
Cash and cash equivalents at beginning of period                2,160            6,674
                                                        --------------  ---------------
Cash and cash equivalents at end of period              $       1,685   $        3,201
                                                        ==============  ===============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                              $          95   $           98
  Income taxes paid                                                 4              201
Non-cash investing and financing activities:
  Common stock dividends accrued                                2,645               --
  Common stock issued for director compensation                   180               --

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

                                                            Three Months Ended       Six Months Ended
                                                          ----------------------  ---------------------
                                                                 June 30,               June 30,
                                                          ----------------------  ---------------------
      ($in thousands except per share amounts)               2005        2004        2005       2004
                                                          ----------  ----------  ----------  ---------

Income before discontinued operations                     $    3,706  $   15,122  $    4,562  $  17,411
Income from operations of discontinued segments                   --         920          --      1,069
                                                          ----------  ----------  ----------  ---------
Net income                                                $    3,706  $   16,042  $    4,562  $  18,480
                                                          ==========  ==========  ==========  =========

Weighted average shares outstanding-
  Common shares                                               17,509      17,202      17,460     17,146
  Effect of dilutive stock options                               436         641         421        584
                                                          ----------  ----------  ----------  ---------

Average shares                                                17,945      17,843      17,881     17,730
                                                          ==========  ==========  ==========  =========

Basic earnings per share from continuing operations       $      .21  $      .88  $      .26  $    1.02
Basic earnings per share from discontinued operations             --         .05          --        .06
                                                          ----------  ----------  ----------  ---------
Basic earnings per share                                  $      .21  $      .93  $      .26  $    1.08
                                                          ==========  ==========  ==========  =========

Diluted earnings per share from continuing operations     $      .21  $      .85  $      .26  $     .98
Diluted earnings per share from discontinued operations           --         .05          --        .06
                                                          ----------  ----------  ----------  ---------
Diluted earnings per share                                $      .21  $      .90  $      .26  $    1.04
                                                          ==========  ==========  ==========  =========


NOTE 3.  EQUITY

On May 26, 2005 the Company declared a dividend of $.15 per common share to stockholders of record on July 1, 2005. The dividend was paid out of cash on hand on July 15, 2005 and totaled $2,645,000.

NOTE 4.  LINE OF CREDIT

On May 25, 2005 the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank

("Bank") which extended its $8,000,000 line of credit maturity to June 15, 2007, eliminated the Bank's security interest in Company assets and, among other things, allowed for the payment of quarterly dividends and/or stock repurchases subject to specified covenants.

NOTE  5.  OPERATING  SEGMENTS

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

On December 27, 2002, the Company committed to discontinue commercial operations within its Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material, but excluded processing performed at its disposal facilities. All prior segment information has been restated in order to present the operations at its former Oak Ridge facility and associated Field Services division as discontinued operations. On June 30, 2004 the Oak Ridge assets were sold.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

($in thousands)                     Operating     Non-Operating    Discontinued
                                     Disposal       Disposal      Processing and
                                    Facilities     Facilities     Field Services    Corporate     Total
THREE MONTHS ENDED JUNE 30, 2005
--------------------------------
Revenue                            $    18,762   $           17   $            --  $       --   $ 18,779
Direct operating cost                    9,456              103                --          --      9,559
                                   ------------  ---------------  ---------------  -----------  ---------
Gross profit (loss)                      9,306              (86)               --          --      9,220
S,G&A                                    1,257                2                --       2,099      3,358
                                   ------------  ---------------  ---------------  -----------  ---------
Income (loss) from operations            8,049              (88)               --      (2,099)     5,862
Interest income, net                        10               --                --          35         45
Other income                                22               --                --          --         22
                                   ------------  ---------------  ---------------  -----------  ---------
Income (loss) before income tax
and discontinued operations              8,081              (88)               --      (2,064)     5,929
Income tax expense (benefit)                --               --                --       2,223      2,223
                                   ------------  ---------------  ---------------  -----------  ---------
Net Income (loss)                        8,081              (88)               --      (4,287)     3,706
                                   ============  ===============  ===============  ===========  =========
Depreciation, amortization, and
accretion                          $     1,588   $           95   $            --  $        7   $  1,690
Capital Expenditures               $     4,685   $            3   $            --  $       --   $  4,688
Total Assets                       $    46,702   $        6,545   $            --  $   31,859   $ 85,106
THREE MONTHS ENDED JUNE 30, 2004
--------------------------------
Revenue                            $    13,762   $           33   $            --  $       --   $ 13,795
Direct operating cost                    7,335              114                --          --      7,449
                                   ------------  ---------------  ---------------  -----------  ---------
Gross profit (loss)                      6,427              (81)               --          --      6,346
S,G&A                                    1,147               19                --       1,412      2,578
                                   ------------  ---------------  ---------------  -----------  ---------
Income (loss) from operations            5,280             (100)               --      (1,412)     3,768
Interest expense (income)                  (14)              --                --          18          4
Other income                                 4                2                --          14         20
                                   ------------  ---------------  ---------------  -----------  ---------
Income (loss) before income tax
and discontinued operations              5,298              (98)               --      (1,416)     3,784
Income tax expense (benefit)                --               --                --     (11,338)   (11,338)
Discontinued operations                     --               --               920          --        920
                                   ------------  ---------------  ---------------  -----------  ---------
Net Income (loss)                        5,298              (98)              920       9,922     16,042
                                   ============  ===============  ===============  ===========  =========
Depreciation, amortization, and
accretion                          $     1,531   $            2   $            --  $        8   $  1,541
Capital Expenditures               $     1,427   $           --   $            --  $       32   $  1,427
Total Assets                       $    37,150   $        6,539   $            --  $   31,138   $ 74,827

                                   Operating     Non-Operating     Discontinued
                                    Disposal       Disposal       Processing and
                                   Facilities     Facilities      Field Services    Corporate     Total
SIX MONTHS ENDED JUNE 30, 2005
------------------------------
Revenue                           $    31,299   $           34   $            --   $       --   $ 31,333
Direct operating cost                  18,063              209                --           --     18,272
                                  ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                    13,236             (175)               --           --     13,061
S,G&A                                   2,364                7                --        3,501      5,872
BI claim                                  (41)              --                --           --        (41)
                                  ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations          10,913             (182)               --       (3,501)     7,230
Interest income, net                       20               --                --           63         83
Other Income (expense)                     39               --                --           --         39
                                  ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax        10,972             (182)               --       (3,438)     7,352
Income tax expense                         --               --                --        2,790      2,790
                                  ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                      10,972             (182)               --       (6,228)     4,562
                                  ============  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                         $     2,861   $          190   $            --   $       15   $  3,066
Capital Expenditures              $     7,214   $            3   $            --   $       --   $  7,217
Total Assets                      $    46,702   $        6,545   $            --   $   31,859   $ 85,106
SIX MONTHS ENDED JUNE 30, 2004
------------------------------
Revenue                           $    27,653   $           47   $            --   $       --   $ 27,700
Direct operating cost                  14,838              223                --           --     15,061
                                  ------------  ---------------  ----------------  -----------  ---------
Gross profit (loss)                    12,815             (176)               --           --     12,639
S,G&A                                   2,371               24                --        3,055      5,450
                                  ------------  ---------------  ----------------  -----------  ---------
Income (loss) from operations          10,444             (200)               --       (3,055)     7,189
Interest expense (income)                 (25)              --                --           42         17
Other Income (expense)                     18               19                --           28         65
                                  ------------  ---------------  ----------------  -----------  ---------
Income (loss) before income tax
and discontinued operations            10,487             (181)               --       (3,069)     7,237
Income tax expense (benefit)               --               --                --      (10,174)   (10,174)
Discontinued operations                    --               --            (1,069)          --      1,069
                                  ------------  ---------------  ----------------  -----------  ---------
Net Income (loss)                      10,487             (181)           (1,069)       7,105     18,480
                                  ============  ===============  ================  ===========  =========
Depreciation, amortization, and
accretion                         $     3,009   $            4   $            --   $       16   $  3,029
Capital Expenditures              $     2,362   $           --   $            --   $       32   $  2,394
Total Assets                      $    37,150   $        6,539   $            --   $   31,138   $ 74,827

NOTE 6.  STOCK OPTION PLANS

The Company had two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share applying the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to stock-based compensation for the three and six months ended June 30, 2005 and 2004:

                                                                    Three Months Ended        Six Months Ended
                                                              ------------------------  ----------------------
                                                                     2005         2004        2005        2004
                                                              -----------  -----------  ----------  ----------
Net income, as reported                                       $    3,706   $   16,042   $   4,562   $  18,480
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                               (94)        (520)       (227)       (614)
                                                              -----------  -----------  ----------  ----------
Pro forma net income                                          $    3,612   $   15,522   $   4,335   $  17,866
                                                              ===========  ===========  ==========  ==========

EARNINGS PER SHARE:
  Basic - as reported                                         $      .21   $      .93   $     .26   $    1.08
                                                              ===========  ===========  ==========  ==========
  Basic - pro forma                                           $      .21   $      .90   $     .25   $    1.04
                                                              ===========  ===========  ==========  ==========
  Diluted - as reported                                       $      .21   $      .90   $     .26   $    1.04
                                                              ===========  ===========  ==========  ==========
  Diluted - pro forma                                         $      .20   $      .87   $     .24   $    1.00
                                                              ===========  ===========  ==========  ==========


The stock option plan summary and changes during the three and six months ended June 30 are as follows:

                                                                    Three Months Ended         Six Months Ended
                                                                 ------------------------  -----------------------
                                                                        2005         2004        2005         2004
                                                                 -----------  -----------  ----------  -----------
Options outstanding, beginning of period                            878,408    1,125,181     913,708    1,266,281
Granted                                                                  --       57,500       7,500       57,500
Exercised                                                          (179,377)     (36,400)   (222,177)    (177,500)
Canceled                                                            (25,000)     (55,000)    (25,000)     (55,000)
                                                                 -----------  -----------  ----------  -----------
Options outstanding, end of period                                  674,031    1,091,281     674,031    1,091,281
                                                                 ===========  ===========  ==========  ===========

Weighted average exercise price of options, beginning of period  $     4.50   $     4.08   $    4.40   $     3.90
Weighted average exercise price of options granted               $       --   $     9.20   $   11.53   $     9.20
Weighted average exercise price of options exercised             $     4.01   $     3.95   $    3.92   $     2.79
Weighted average exercise price of options canceled              $     4.00   $    10.13   $    4.00   $    10.13
Weighted average exercise price of options, end of period        $     4.65   $     4.05   $    4.65   $     4.05

Options exercisable at end of period                                521,361      785,941     521,361      785,941
                                                                 ===========  ===========  ==========  ===========

Options available for future grant at end of period                 188,976      507,176     188,976      507,176
                                                                 ===========  ===========  ==========  ===========


The following table summarizes information about the stock options outstanding under the Company's option plans as of June 30, 2005

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                       average                       average
 Range of exercise  contractual life     Number     exercise price     Number     exercise price
  price per share        (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
   1.00 - $1.47            2.2             27,500  $          1.26       27,500  $          1.26
   1.60 - $2.25            3.9             20,000  $          2.13       20,000  $          2.13
   2.42 - $3.50            7.4            184,732  $          2.93      130,336  $          2.90
   3.75 - $4.50            7.3            258,046  $          4.41      194,585  $          4.38
       6.50                7.6            131,253  $          6.50       96,440  $          6.50
   9.20 - $12.15           9.1             52,500  $          9.95       52,500  $          9.95
                                       -----------                   -----------
                                           674,031                       521,361
                                       ===========                   ===========

As of June 30, 2005, the 1992 Stock Option Plan for Employees had options outstanding to purchase 514,331 common shares with 188,976 shares remaining available for issuance under option grants.

Effective March 28, 2005, the Company's Board of Directors terminated the 1992 Amended and Restated Outside Director Stock Option Plan, except for option grants then outstanding. As of June 30, 2005 the 1992 Outside Director Stock Option Plan had options outstanding to purchase 159,700 common shares.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and six months ended June 30:

                                               Three Months Ended June 30        Six Months Ended June 30
                                            -----------------------------  ------------------------------
                                                    2005             2004            2005            2004
                                            ------------  ---------------  --------------  --------------
Expected volatility                                   --              73%             50%             73%
Risk-free interest rates                              --            4.72%            4.1%           4.72%
Expected lives                                        --        10 years        10 years        10 years
Dividend yield                                        --               0%            2.7%              0%
Weighted-average fair value of options
granted during the quarter (Black-Scholes)            --  $         7.42   $        5.28   $        7.42

NOTE 7.  2005 NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

The 2005 Non-Employee Director Compensation Plan ("Plan") was approved by shareholders at the Company's May 25, 2005 Annual Meeting. The Plan provides for Non-Employee Directors to be paid an annual retainer of $16,000 in cash plus
$25,000 in restricted stock. The Plan also provides for each Non-Employee Director to be paid a meeting fee of $750 or $1,000 for each Committee or Board meeting that they attend, as well as an additional payment, when appointed, of $4,000 for each standing committee Chairman and $20,000 to the Chairman of the Board. The current Chairman has elected to waive the chairman's fee for 2005.

As of June 30, 2005, 14,700 shares of restricted stock had been issued to the Non-Employee Directors and 185,300 shares of stock remain available for issuance under the Plan.

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

This action was brought in federal court in December 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of the Company's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology was the CIC's contractor and intervened as a plaintiff.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, USE's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals, which affirmed the District Court ruling in its entirety.

On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to pay in full, or to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The full $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. During its 2005 session, the Nebraska legislature appropriated the full $154 million settlement amount to the State Attorney General's Office.

On July 15, 2005, the CIC adopted a resolution to pay the Company approximately $11,800,000 provided that CIC receives a 'substantial' payment from the State of Nebraska. No assurance can be given that the Nebraska Attorney General will remit the full settlement amount to the CIC and that the Company will receive the funds settling its claim as resolved by the CIC.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In April 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in October 2003. In January 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. Manchak appealed a March 2004 District Court order. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The Company considers the matter closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options would be exercisable for ten years. The complaint alleged breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow is entitled to purchase 150,000 shares of stock at a strike price of $4 per share.

Mr. Crow's lawsuit, initially filed in Harris County (Texas) District Court in May 2004 was removed to federal court. Mr. Crow, the Plaintiff, estimated his damages in the Complaint as between $1,050,000 and $1,258,500 based on the then value of the Company's stock. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company's motion of summary judgment. In early July, the deadline for timely appeal passed without any known filing by Crow. The Company considers the matter closed.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In 2000, subsidiary US Ecology, Inc. sued the State of California in state court for monetary damages exceeding $162 million based on California's alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In March 2003, the Superior Court ruled that the Company failed to establish causation and that its claim was further barred by the doctrine of unclean hands. Based on the trial court's adverse decision, the Company wrote off a $20,951,000 deferred site development asset on March 31, 2003. In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. No further appeal is planned and the matter is considered closed.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan ("MIP"). The Plan provides for specified participants to receive bonuses based on pre-tax operating income levels. Plan bonuses are to be paid out over three years with a maximum in any one year of $1,125,000 if pre-tax operating income exceeds $12,000,000 including all MIP costs. The Company has accrued for the MIP as follows:

                                  Three Months Ended June 30,      Six Months Ended June 30,
                               ------------------------------  -----------------------------
($in thousands)                         2005             2004           2005            2004
                               -------------  ---------------  -------------  --------------
MIP expense included in SG&A   $         541  $           322  $         541  $          614

In June 2005, the Company entered into a five year operating lease for 152 rail cars at $475 a month for each car leased.

On June 27, 2005, the Company committed to purchase 75 rail cars for an aggregate purchase price of $5,400,000

On May 26, 2005 the Company declared a dividend of $.15 per common share to stockholders of record on July 1, 2005 and payable July 15, 2005. The Company intends that shareholders of record on October 3, 2005 and January 2, 2006 will also receive a $.15 per share dividend subject to compliance with applicable Bank covenants.

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

Changes to reported closure and post closure obligations were as follows ($ in thousands):

                               Accrued Closure and
                             Post Closure Obligation
                            -------------------------

January 1, 2005 obligation  $                 11,627
Accretion of obligation                          541
Payment of obligation                           (460)
Adjustment of obligation                          --
                            -------------------------
June 30, 2005 obligation    $                 11,708
                            =========================

At June 30, 2005, none of the Company's assets were legally restricted for purposes of meeting closure and post closure obligations.

NOTE  11.  DISCONTINUED  OPERATIONS

During 2002, the Company offered for sale its former Processing Facility and Field Services operations in Oak Ridge, Tennessee. On December 27, 2002, the facility ceased revenue-producing operations and all on-site waste was subsequently shipped to off-site processors and disposers. The Oak Ridge assets were sold to Toxco, Inc. on June 30, 2004. As of June 30, 2005, there were no "Assets held for sale or closure" associated with discontinued Oak Ridge operations. The revenue, costs and expenses and cash flows for these former operations have been excluded from continuing operations results and reported as "Gain (loss) from discontinued operations" and "Net cash provided by (used in) discontinued operations". Prior periods have been restated to reflect this.

Operating results for the discontinued operations were as follows for three and six months ending June 30 2004:

($in thousands)                      Processing and Field
                                     Services Operations
Three months ending June 30, 2004
---------------------------------
Revenues, net                       $                  --
Operating income (loss)                               (10)
Net income (loss)                                     920
Basic earnings (loss) per share                       .05
Diluted earnings (loss) per share                     .05

Six months ending June 30, 2004
-------------------------------
Revenues, net                       $                  --
Operating income (loss)                               139
Net income (loss)                                   1,069
Basic earnings (loss) per share                       .06
Diluted earnings (loss) per share                     .06

Costs incurred at the former Oak Ridge facility during the three and six months ended June 30, 2004 are summarized as follows: ($ in thousands)

                                                                    Three Months    Six Months
                                                                   --------------  ------------
Net operating costs in excess of previous accruals                 $         108   $       142
Additional impairment of property and equipment                               --            --
Accounts receivable collected in excess of valuation allowance               (58)         (265)
Gain on sale of facility                                                    (930)         (930)
Increase (decrease) in estimated cost to dispose of removed waste            (40)          (16)
                                                                   --------------  ------------

Net (income) for the three and six months ended June 30            $        (920)  $    (1,069)
                                                                   ==============  ============

Cost changes for Oak Ridge activities and disposal liabilities for removed wastes are as follows for the six months ending June 30, 2004:

                          December 31,2003  Cash Payments   Adjustments   June 30,2004
                          ----------------  --------------  ------------  ------------
Waste disposal liability               623           (358)          (16)           249
On-site discontinued
operation cost liability               442           (448)            6             --

Adjustments reflect differences between the estimated costs accrued at December 31, actual costs incurred during the first and second quarters of 2004, and differences between estimated and actual costs incurred for disposition of waste removed from the facility.

NOTE 12.  HONEYWELL  INTERNATIONAL  CONTRACT

On June 8, 2005, the Company entered into a contract with Honeywell International, Inc. for transport, treatment, and disposal of an estimated 1 million tons of chromite ore processing residue over an estimated four to five year period. A $3,500,000 advance payment was received from, and will be credited back to, Honeywell during the contract term. The contract provides that the Company will receive substantially all of the material shipped off-site for disposal. No assurance can be given regarding the actual amount of waste that is ultimately shipped to the Company under the contract.

NOTE 13.  PARTIAL SERVICE INTERRUPTION AT ROBSTOWN, TEXAS FACILITY

Hazardous waste treatment operations at the Company's Robstown Texas facility were suspended following a July 1, 2004 fire in the facility's waste treatment building. Treatment revenue had previously represented approximately 50% of the Texas facility's revenue. Direct disposal operations, which continued without interruption after the fire, represent the balance of the facility's revenue. While the Company is insured for property and equipment damage and business interruption, insurance deductibles, operational upgrades and loss of customer business have, and may continue to negatively impact financial performance. The facility resumed limited treatment services in December 2004, but will not resume all permitted services until the new treatment building is operational. The Company currently expects to open the new building for waste treatment in August 2005.

The Company filed a property insurance claim and received $790,000 of the $954,000 recognized as of June 30, 2005. The balance of the claim is under review by its insurance carrier. The Company has also filed approximately $2,400,000 in claims under its business interruption insurance policy for July 2004 through April 2005, of which $472,000 has been recognized in the consolidated statement of operations through June 30, 2005. This claim is also under review by its insurer. The Company anticipates recognizing the value of the claims after its insurer accepts or confirms amounts. No assurance can be given that the Company will be able to recognize the pending insurance claims.

NOTE 14. SUBSEQUENT EVENT - WASHINGTON SUBLEASE

On July 27, 2005 the Company entered into a new sublease for the Washington disposal facility. The agreement provides for a ten year sublease with four, ten-year renewal options and an annual inflation-adjusted rental payment of approximately $63,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, the impact of the July 2004 fire at its Robstown, Texas facility, compliance with and changes to applicable laws, regulations and permits, enforcement actions, exposure to and results of litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor disputes, general economic conditions, and loss or diminution of major contracts. The Form 10-K for the year ending December 31, 2004 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimates," "project," "plans," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on management's current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2004.

Unless otherwise described, changes discussed relate to the increase or decrease from the three and six month periods ended June 30, 2004 to the three and six month periods ended June 30, 2005.

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

A significant portion of the Company's revenue is attributable to discrete waste clean-up projects ("Event Business") which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. Moreover, the types and amounts of waste received from recurring ("Base Business") customers also varies quarter to quarter. These variations in service mix are difficult to forecast with precision, and can produce large quarter to quarter swings in revenue, gross profit, gross margin and operating profit. Management's strategy is to continue expanding its recurring customer business while simultaneously securing both large and small Event Business projects. When the Company's Base Business covers fixed costs, much of the Event Business revenue falls through to the bottom line. This strategy takes advantage of the largely fixed cost nature of the waste disposal business.

OVERALL COMPANY PERFORMANCE
---------------------------

The Company's operational performance for the three months ended June 30, 2005 was substantially improved over the second quarter of 2004. All four of the Company's disposal facilities improved performance over the previous quarter, and 3 of the 4 sites improved their performance over the same quarter in 2004. Another significant factor in this improvement was an increase in second quarter waste shipments to the Company's Idaho facility from multiple, previously delayed, clean-up projects.

Quarter to quarter comparisons were also materially affected by several non-operating events in 2004 including a gain on the Oak Ridge asset sale, and the reversal of the valuation allowance on the Company's deferred tax assets. These events and the Honeywell International contract are discussed in more detail below.

Oak Ridge Asset Disposition: On June 30, 2004 the Company sold substantially all
----------------------------
of its assets and related environmental liabilities associated with its Oak Ridge operations to Toxco, Inc ("Toxco"). Toxco received $1,650,000 in cash and $2,060,000 in property and equipment. In return, Toxco assumed $4,625,000 in estimated environmental and other liabilities. The Company recorded a $930,000 gain on sale of the facility which is included in the results of discontinued operations for the three months ending June 30, 2004.

Income  Tax  Expense:  Based  on  the  Company's evaluation of year-to-date 2004
---------------------
pre-tax income, expectations of continued profitability, and disposition of the Oak Ridge facility, the deferred tax asset's valuation allowance was reversed at June 30, 2004. This resulted in an income tax benefit of $11,338,000 for the three months ended June 30, 2004.

Honeywell  International  Contract:  On  June 8, 2005 the Company entered into a
-----------------------------------
contract to transport, treat, and dispose of contaminated soils from a site in Jersey City, New Jersey. Initial engineering studies estimate that 1 million tons of chromite ore processing residues are present at the Jersey City site. Depending on the volume of material shipped off-site and the Company's ability to successfully perform under the contract, the Company estimates revenue in the range of $175 to $240 million over a 4 to 5 year period. A significant portion of the revenue under the contract will include transportation services. As a result, management expects that while revenue dollars will increase, the Company's gross margin relative to revenue will decrease.

Under the terms of the contract, American Ecology will treat and dispose of the contaminated soil at Company owned hazardous waste disposal facilities. The contract specifies that American Ecology will receive substantially all of the waste shipped offsite, subject to applicable contract conditions. The Company plans to expand its facilities and increase rail transport capabilities at an estimated cost of up to $12 million. Off-site disposal of the material began in July 2005. No assurance can be given regarding the actual amount of waste that is ultimately shipped to the Company under the contract.

Transportation  Costs:  Because of increasing fuel  costs and higher  rates  for
----------------------
transportation services, the Company's ability to compete for disposal projects could be impacted.

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

ACCOUNTING FOR THE JULY 1, 2004 TEXAS FIRE

A July 1, 2004 fire in the Robstown, Texas facility's waste treatment building resulted in an insurance claim for Property and Equipment damaged in the fire. As of December 31, 2004 the Company had fully impaired the $679,000 in book value of assets damaged in the fire and recognized $954,000 of Fire insurance proceeds, which net to the $275,000 net claims shown in the Consolidated Statements of Operations. This amount represents the stated values submitted to the insurance carrier at the inception of coverage and the probable recovery expected by management. As of June 30, 2005, $790,000 in property insurance proceeds had been received by the Company.

As of June 30, 2005, the Company has filed approximately $2,400,000 in business interruption insurance claims with its insurer, of which $472,000 of incremental costs due to the fire have been recognized. The Company has not recognized significant lost revenue associated with suspension of treatment services following the fire pending determination of the actual amounts recovered from its insurer.

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

This action was brought in federal court in December 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of the Company's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology was the CIC's contractor and intervened as a plaintiff.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, USE's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals, which affirmed the District Court ruling in its entirety.

On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to pay in full, or to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The full $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. During its 2005 session, the Nebraska legislature appropriated the full $154 million settlement amount to the State Attorney General's Office.

On July 15, 2005, the CIC adopted a resolution to pay the Company approximately $11,800,000 provided that CIC receives a 'substantial' payment from the State of Nebraska. No assurance can be given that the Nebraska Attorney General will remit the full settlement amount to the CIC and that the Company will receive the funds settling its claim as resolved by the CIC.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In April 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in October 2003. In January 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. Manchak appealed a March 2004 District Court order. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The Company considers the matter closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options would be exercisable for ten years. The complaint alleged breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow is entitled to purchase 150,000 shares of stock at a strike price of $4 per share.

Mr. Crow's lawsuit, initially filed in Harris County (Texas) District Court in May 2004 was removed to federal court. Mr. Crow, the Plaintiff, estimated his damages in the Complaint as between $1,050,000 and $1,258,500 based on the then value of the Company's stock. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company's motion of summary judgment. In early July, the deadline for timely appeal passed without any known filing by Crow. The Company considers the matter closed.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In 2000, subsidiary US Ecology, Inc. sued the State of California in state court for monetary damages exceeding $162 million based on California's alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In March 2003, the Superior Court ruled that the Company failed to establish causation and that its claim was further barred by the doctrine of unclean hands. Based on the trial court's adverse decision, the Company wrote off a $20,951,000 deferred site development asset on March 31, 2003. In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. No further appeal is planned and the matter is considered closed.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

                                                  Three Months Ended                       Six Months Ended
                                        --------------------------------------  ---------------------------------------
($in 000's)                               June 30, 2005       June 30, 2004        June 30, 2005       June 30, 2004
                                        -----------------  -------------------  ------------------  -------------------
                                              $         %          $         %         $         %          $         %
                                        -------  --------  ---------  --------  --------  --------  ---------  --------

Revenue                                  18,779              13,795              31,333               27,700
Direct operating costs                    9,559     50.9%     7,449      54.0%   18,272      58.3%    15,061      54.4%
                                        -------            ---------            --------            ---------

Gross profit                              9,220     49.1%     6,346      46.0%   13,061      41.7%    12,639      45.6%
SG & A                                    3,358     17.9%     2,578      18.7%    5,872      18.7%     5,450      19.7%
Business interruption insurance claim        --      0.0%        --       0.0%      (41)     -0.1%        --       0.0%
                                        -------            ---------            --------            ---------

Income from operations                    5,862     31.2%     3,768      27.3%    7,230      23.1%     7,189      26.0%

Interest income                              93      0.5%        45       0.3%      178       0.6%        81       0.3%
Interest expense                             48      0.3%        49       0.4%       95       0.3%        98       0.4%
Other income                                 22      0.1%        20       0.1%       39       0.1%        65       0.2%
                                        -------            ---------            --------            ---------

Net income before income taxes and
discontinued operations                   5,929     31.6%     3,784      27.4%    7,352      23.5%     7,237      26.1%
Income tax (benefit) expense              2,223     11.8%   (11,338)    -82.2%    2,790       8.9%   (10,174)    -36.7%
                                        -------            ---------            --------            ---------

Net income before discontinued
operations                                3,706     19.7%    15,122     109.6%    4,562      14.6%    17,411      62.9%
                                        =======            =========            ========            =========


COMPARISON OF THREE MONTHS ENDED JUNE 30,  2005 AND 2004
--------------------------------------------------------

REVENUE
-------

For the three months ended June 30, 2005, the Company reported consolidated revenue of $18,779,000, a 36% increase over the $13,795,000 reported for the same period in 2004. All four waste disposal facilities generated higher revenue during the second quarter of 2005 as volumes increased 25% over the same quarter last year. Higher quarterly waste volume was combined with an 8% increase in average selling price ("ASP") for the Company's treatment and disposal services. The increase in waste volume primarily resulted from an increase in both project (or "Event") work and base business during the quarter. The increase in ASP reflects an increased percentage of revenue from higher priced niche and treatment services. Also contributing to the quarterly revenue growth was a 63% increase in transportation revenue over the same quarter last year. During the three months ending June 30, 2005 and 2004, revenue from a contract between the Company's Idaho facility and the U.S. Army Corps of Engineers accounted for $6,849,000 and $4,975,000 or 37% and 36% of revenue, respectively. The Army and other federal agencies continue to ship waste under this contract to the Company's Grand View, Idaho facility.

Operating  Disposal  Facilities
-------------------------------

At the Richland, Washington LLRW disposal facility revenue increased 26% for the three months ended June 30, 2005 from the same period in 2004. This increase in revenue was due to above average rate-regulated shipments to the facility during the second quarter of 2005 which were below average during the second quarter of 2004. For 2005, the Washington Utilities and Transportation Commission has approved a revenue requirement of $5,346,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business.

At the Grand View, Idaho disposal facility, a 45% increase in waste volumes and a 1% increase in ASP, drove a 46% increase in revenue over the same quarter last year. Management expects the U.S. Army Corps of Engineers, Honeywell International, and other customers to continue to ship to the Grand View, Idaho disposal facility.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 15% for the three months ended June 30, 2005 from the same period in 2004. The increased revenue reflects a 25% decrease in waste volumes offset by a more favorable service mix, as evidenced by a 49% increase in ASP. The decreased volume was due to decreased activity from highly competed, lower-priced remediation projects. Higher ASP reflected greater delivery of treatment services, including receipt of corrosive wastes, allowed by the facility's five year hazardous waste permit renewal, which took effect in April 2005.

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 33% for the three months ended June 30, 2005 from the same period in 2004. The increased revenue reflected an 11% higher priced mix of treatment wastes as well as a 21% increase in waste volumes received at the site compared to the second quarter of 2004.

DIRECT OPERATING COSTS
----------------------

For the three months ended June 30, 2005, consolidated direct operating costs increased 28% to $9,559,000 compared to $7,449,000 for the same period in 2004. This primarily reflects increased waste volumes and transportation costs. Relative to revenue direct operating costs decreased from 54% of revenue in the second quarter of 2004 to 51% for the same quarter this year.

Operating  Disposal  Facilities
-------------------------------

Direct costs at all four of the operating disposal facilities increased from the same quarter last year. The increase in consolidated direct operating costs for the Company was largely driven by an increase in direct costs at the Grand View, Idaho facility of $1,561,000. This increase was due to increased wages and consumption of disposal airspace and increased transportation costs of $1,156,000 to handle higher waste volumes. Higher fuel charges were also a factor in pushing costs higher.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the three months ended June 30, 2005 and 2004, the Company reported $12,000 and $13,000 of expenses on proposed development projects, and $91,000 and $101,000 of costs in 2005 and 2004 to remediate or close facilities subsequent to use.

GROSS  PROFIT
-------------

Significantly higher quarterly revenue contributed to a 45% increase in gross profit. This pushed quarterly gross profit to $9,220,000 compared with a gross profit of $6,346,000 for the same quarter last year. Increased disposal direct costs at all three hazardous waste disposal facilities was more than offset by the higher revenue, producing an increased gross margin. This is consistent with the largely fixed cost nature of the waste disposal business and the operating leverage delivered by increased waste throughput. Gross margin increased to 49% of revenue compared to 46% of revenue in 2004. This was despite the increased transportation costs associated with the bundling of transportation and disposal services on certain large clean-up projects. Large remediation projects can increase earnings substantially while simultaneously decreasing gross margins, particularly when low margin transportation services are bundled with treatment and disposal services. The Company seeks to maximize contribution margin and gross profit by controlling direct costs and increasing waste volumes.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the three months ended June 30, 2005, the Company reported SG&A of $3,358,000 (18% of revenue), a 27% increase from the $2,578,000 (19% of revenue) for the same three months of 2004.

Operating  Disposal  Facilities
-------------------------------

During the quarter ended June 30, 2005, Operating Disposal Facilities SG&A increased $110,000 primarily due to the hiring of additional personnel needed to properly manage and track the additional waste volumes being processed at the Grand View, Idaho facility.

Corporate
---------

During the quarter ended June 30, 2005, Corporate SG&A increased $687,000. The increase in SG&A reflects a $541,000 catch-up accrual in 2005 for the Management Incentive Plan or $219,000 higher than the accrued MIP in the second quarter of 2004. The Company did not accrue any Management Incentive Plan obligation in the first quarter of 2005. The Company will accrue costs for the 2005 Management Incentive Plan if and when pro rata operating income of $12,000,000 including the $906,000 cost of the plan is achieved. The Company also incurred $136,000 for legal costs, higher costs for director fees under the new shareholder approved 2005 Director compensation plan, consulting and auditing fees to implement internal controls as mandated by Section 404 of the Sarbanes-Oxley Act of 2002, and bank fees associated with renewal of the Company's line of credit.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to recover the Company's investment in formerly proposed disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended June 30, 2005 and 2004, the Company reported $2,000 and $5,000 of such SG&A expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004
-----------------------------------------------------
REVENUE
-------

For the six months ended June 30, 2005, the Company reported consolidated revenue of $31,333,000, a 13% increase over the $27,700,000 reported for the same period in 2004. All three hazardous waste disposal facilities generated higher revenue during the first half of 2005. The higher revenue resulted from increased waste volumes and slightly higher average selling price ("ASP") for the Company's treatment and disposal services. At the three hazardous waste disposal facilities, volumes increased 13% over the same six months last year. The increase in waste volume resulted primarily from an increase in project (or "Event") work performed during the period. The 2% increase in year-to-date 2005 ASP reflected a more favorable mix of niche treatment and disposal business. The balance of the increase in consolidated revenue resulted from increased transportation revenue as the Company continued to employ its strategy of selective bundling of disposal with transportation services to win targeted contracts. During the six months ending June 30, 2005 and 2004, revenue from the Grand View, Idaho site's contract with the U.S. Army Corps of Engineers accounted for $9,498,000 and $8,966,000 or 30% and 32% of revenue, respectively. The Army and other federal agencies continue to ship waste under this contract, which was renewed by the Army for five years in the second quarter of 2004.

Operating  Disposal  Facilities
-------------------------------

At the Richland, Washington LLRW disposal facility revenue decreased 3% for the six months ended June 30, 2005 from the same period in 2004. This decrease in revenue was due to above average non rate-regulated shipments to the facility during 2004 which did not fully recur during 2005. The Washington Utilities and Transportation Commission has approved a 2005 revenue requirement of $5,346,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business.

At the Grand View, Idaho disposal facility, higher waste volumes and slightly higher disposal ASPs drove a 20% increase in revenue over the same six months last year. During the first six months of 2005, the facility disposed of 22% more waste volume than in the same period last year. The U.S. Army Corps of Engineers and other federal agencies are presently shipping to the facility from multiple sites.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 10% for the six months ended June 30, 2005 from the same period in 2004. The increased revenue was due to a 13% increase in ASP despite a 7% decrease in disposal volume. This decrease resulted from less lower-priced remediation projects. Shipments from recurring base business customers increased slightly. During the second quarter of 2005, the facility received regulatory approval to treat corrosive wastes which contributed to the increase in ASP.

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 6% for the six months ended June 30, 2005 from the same period in 2004. The increased revenue reflected a more favorable mix of wastes received at the site, reflected in a 4% increase in ASP . During the first half of 2004, the site received a high volume, lower-priced project at the site that was not replaced in the first half of 2005. A fire in the permitted containment building on July 1, 2004 continued to limit the scope of treatment services offered. A gradual increase in the facility's revenues is expected once the new treatment building becomes operational and full service capability is restored.

DIRECT OPERATING COSTS
----------------------

For the six months ended June 30, 2005, consolidated direct operating costs increased 21% to $18,272,000 (58% of revenue) compared to $15,061,000 (54% of revenue) for the same period in 2004. This primarily reflected increased transportation costs and waste volumes. Direct operating costs increased slightly relative to revenue, reflecting an increase in low margin transportation services provided in conjunction with disposal services. The Company's transportation assets were fully utilized by the end of the second quarter of 2005, an improvement over the first quarter of 2005 when clean-up project shipment delays led to substantial underutilization of the Company's leased railcar fleet.

Operating  Disposal  Facilities
-------------------------------

Direct costs at all four disposal facilities increased from the same six months last year. The increase in consolidated direct operating costs for the Company was largely driven by an increase in direct costs at the Grand View, Idaho facility of $2,056,000. This increase was due to increased waste volumes and related transportation costs. Approximately $1,482,000 or 75% of the increase in direct operating costs at Grand View was for costs incurred to transport waste to the facility. During the six months ended June 30, 2005 the Company was able to reduce the costs of waste treatment additives, lowering variable costs for certain waste streams. Higher fuel charges also increased transportation costs over the same quarter of 2004.

Non Operating Disposal Facilities
---------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the six months ended June 30, 2005 and 2004, the Company reported $26,000 and $23,000 in expenses on proposed development projects, and $183,000 and $200,000 in costs to remediate and/or monitor such facilities.

GROSS  PROFIT
-------------

Significantly higher revenue allowed the Company to generate a 3% increase in gross profit, pushing gross profit to $13,061,000, compared with a gross profit of $12,639,000 for the same six months last year. Increased disposal revenue at all operating hazardous waste disposal facilities produced more earnings contribution due to a more favorable service mix combined with the operating leverage produced by high volume throughput. Gross margin decreased to 42% of revenue from 46% of revenue due to increased low margin transportation revenue and underutilized transportation assets in the first quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the six months ended June 30, 2005, the Company reported SG&A of $5,872,000 (19% of revenue), an 8% increase from the $5,450,000 (20% of revenue) for the same six months of 2004. The increase in SG&A primarily resulted from increases in legal expenses, auditing, consulting, and director fees. The Company has resolved multiple lawsuits, reducing legal fees and freeing up management time and resources to focus on growing the business.

Operating  Disposal  Facilities
-------------------------------

During the six months ended June 30, 2005, Operating Disposal Facilities SG&A decreased $7,000.

Corporate
---------

During the six months ended June 30, 2005, Corporate SG&A increased $446,000. The increase in SG&A is from increases from a variety of expenses, including legal, auditing, consulting, and director fees, all of which management expects to decrease in the second half of 2005.

The Company complied with the internal control requirements of Section 404 of the Corporate Reform Act of 2002 (Sarbanes-Oxley) during the second quarter of 2005. The Company invested significant time and resources complying with Sectio 404 requirements and retained independent contractors to assist. While the Company will continue to devote resources to this effort in the second half of 2005, the time and cost devoted to maintain Section 404 compliance should decrease from the second half of 2004 and the first half of 2005.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to support recovery of the Company's investment in the Butte, Nebraska and Ward Valley, California projects. For the six months ended June 30, 2005 and 2004, the Company reported $7,000 and $24,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
---------------------------------------------------------------

INTEREST INCOME
---------------

For the three and six months ended June 30, 2005, the Company earned $93,000 and $178,000 of interest income, an increase from $45,000 and $81,000 in the same periods of 2004 due to higher cash balances and higher interest rates available on short term investments. Interest income is earnings on cash balances, short-term investments, and notes receivable for which income is a function of prevailing market rates. Based on current interest rates, the Company does not anticipate significant interest income in 2005.

INTEREST  EXPENSE
-----------------

For the three and six months ended June 30, 2005, the Company reported interest expense of $48,000 and $95,000, a decrease from $49,000 and $98,000 in 2004. The primary cause of this decrease was the reduction in average debt outstanding by $1,400,000 from June 30, 2004 to 2005 offset by rising interest rates. For the six months ending June 30, 2005, the interest rate paid on its single outstanding term loan was 5.5%, an increase of 2.12% from the 3.38% at June 30, 2004. Additional reductions may occur as debt balances continue to be paid down, however interest expenses will increase if interest rates increase. At June 30, 2005, the line of credit had a zero balance.

OTHER INCOME (LOSS)
-------------------

Other Income is composed of the following ($ in thousands):

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                        2005            2004            2005            2004
                                                    -------------  ---------------  -------------  --------------
Data processing services                                       --               14             --              34
Cash receipts for sale or rent of property rights              22                6             39              22
Other miscellaneous income, net                                --               --             --               9
                                                    -------------  ---------------  -------------  --------------

Total other income (loss)                           $          22  $            20  $          39  $           65
                                                    =============  ===============  =============  ==============

INCOME TAXES
------------

The components of the income tax provision (benefit) were as follows for the periods ended June 30 (in thousands):

                                                         Three Months Ended        Six Months Ended
                                                    -----------------------  ----------------------
                                                          2005         2004        2005        2004
                                                    ----------  -----------  ----------  ----------
State income tax expense                            $      167  $       --   $      210  $      --
Federal income tax expense                               2,056       1,593        2,580      2,757
Reversal of deferred tax asset valuation allowance          --     (12,931)          --    (12,931)
                                                    ----------  -----------  ----------  ----------
Income tax (benefit) expense                        $    2,223  $  (11,338)  $    2,790  $ (10,174)
                                                    ==========  ===========  ==========  ==========

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The  net  operating  loss  carry  forward  at  June  30,  2005 was approximately
$30,000,000 and expires on various dates between 2011 and 2020. Due to the Company's net operating loss carry forwards, 2005 income tax expense of approximately 2% of pretax income tax expense is expected to be paid in cash. The remaining approximately 35% of income tax expense will be offset against the net operating loss carry forwards.

On July 20, 2005, a registration statement on Form S-3 was filed with the Securities and Exchange Commission allowing for two Directors of the Company to sell their shares without certain restrictions. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its ownership. Should a change of control occur due to the two Directors selling their shares, the Company may be subject to an annual limitation upon the usage of the net operating losses

The Company will continue to assess the deferred tax asset for utilization as needed but at least annually.

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

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

At June 30, 2005, cash and short term investments totaled $12,645,000, a decrease of $482,000 from December 31, 2004. The small decrease in cash reflects the Company's capital expenditures and growth in accounts receivable offset by the Company's continued profitability and an advance payment received under its contract with Honeywell.

During the first three months of 2005, the Company's days sales outstanding ("DSO") increased at June 30, 2005, to 66 days compared to December 31, 2004 at 60 days.

As of June 30, 2005 the Company's liquidity, as measured by the current ratio, was 2.2 to 1.0. The debt to equity ratio decreased to 0.5:1.0 at June 30, 2005. There have not been any substantial changes to working capital or debt to equity ratio during the six months ended June 30, 2005. The debt to equity ratio is defined as total liabilities divided by stockholders equity.

SOURCES  OF  CASH

On June 30, 2005, the Company had an unsecured $8,000,000 revolving line of credit with Wells Fargo Bank in Boise, Idaho maturing June 15, 2007. At June 30, 2005, the outstanding balance on the revolving line of credit was $-0-. The Company borrows and repays according to business demands and availability of cash. It currently reserves $5,000,000 of the line of credit for a letter of credit used as collateral for an insurance policy.

On June 8, 2005, the Company was awarded a contract for transport, treatment, and disposal of approximately 1 million tons of waste over a four to five year period from Honeywell International. A $3,500,000 advance was received from, and will be credited back to Honeywell International during the contract term.

Company operations produced an average of almost $4,000,000 a quarter in cash flow over the past three years. Management expects 2005 quarterly cash flow from operations to, on average, be higher. The $12,645,000 in cash and short term investments at June 30, 2005 was comprised of short term investments which were not required for operations of $10,960,000, cash immediately available for operations of $3,314,000, and a net checks outstanding amount of ($1,629,000).

The potential receipt of approximately $11.8 million in proceeds in resolution of the Company's claim to proceeds in the settlement between the Central Interstate Compact and the State of Nebraska would augment the Company's cash resources, if and when received.

USES OF CASH

Management currently expects its capital spending could reach $20,000,000 in 2005, including investments to increase rail transportation capabilities and waste unloading throughput capabilities to more efficiently manage waste received at the Idaho facility under contracts with Honeywell International, the U.S. Army Corps of Engineers and other customers. Disposal cell expansion at each of the Company's four sites is also underway in 2005, with new buildings under development in Texas and Nevada. Certain of these cash outlays will extend into 2006.

The Company paid a $0.15 quarterly dividend on July 15, 2005 out of cash on hand. The Company also intends that shareholders of record on October 3, 2005 and January 2, 2006 will also receive a $.15 per share dividend subject to compliance with applicable Bank covenants.

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

The Company has minimal interest rate risk on investments or other assets due to the Company's preservation of capital approach to investments. At June 30, 2005, approximately $12,600,000 was held in cash or short term investments at terms ranging from overnight to three months. Together, these items earned interest at approximately 3% and comprised 15% of assets.

The Company has interest rate risk on debt instruments due on a fully amortizing term loan due Wells Fargo Bank. At June 30, 2005, $3,383,000 of variable rate debt was owed under the term loan, accruing interest at the rate of 5.5%. A hypothetical change of 1% in interest rates would change annual interest expense paid by the Company by approximately $27,000.

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending June 30, 2005, there were no changes to internal controls or in other factors that could materially affect these internal controls.

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

This action was brought in federal court in December 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of the Company's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology was the CIC's contractor and intervened as a plaintiff.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including approximately $50 million for prejudgment interest. Of this amount, USE's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carries $6.5 million on its balance sheet for capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals, which affirmed the District Court ruling in its entirety.

On August 9, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to pay in full, or to make four equal payments of $38.5 million to the CIC beginning August 1, 2005 and annually thereafter for three years. The full $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. During its 2005 session, the Nebraska legislature appropriated the full $154 million settlement amount to the State Attorney General's Office

On July 15, 2005, the CIC adopted a resolution to pay the Company approximately $11,800,000 provided that CIC receives a 'substantial' payment from the State of Nebraska. No assurance can be given that the Nebraska Attorney General will remit the full settlement amount to the CIC and that the Company will receive the funds settling its claim as resolved by the CIC.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In April 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In October 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in October 2003. In January 2004, Manchak filed a Rule 60(b) motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. Manchak appealed a March 2004 District Court order. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The Company considers the matter closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options would be exercisable for ten years. The complaint alleged breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow is entitled to purchase 150,000 shares of stock at a strike price of $4 per share.

Mr. Crow's lawsuit, initially filed in Harris County (Texas) District Court in May 2004 was removed to federal court. Mr. Crow, the Plaintiff, estimated his damages in the Complaint as between $1,050,000 and $1,258,500 based on the then value of the Company's stock. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company's motion of summary judgment. In early July, the deadline for timely appeal passed without any known filing by Crow. The Company considers the matter closed.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In 2000, subsidiary US Ecology, Inc. sued the State of California in state court for monetary damages exceeding $162 million based on California's alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In March 2003, the Superior Court ruled that the Company failed to establish causation and that its claim was further barred by the doctrine of unclean hands. Based on the trial court's adverse decision, the Company wrote off a $20,951,000 deferred site development asset on March 31, 2003. In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. No further appeal is planned and the matter is considered closed.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 25, 2005. On the record date of March 28, 2005 there were 17,441,294 shares of common stock issued and outstanding. At the Annual Meeting the Company's eight nominees for Director were all elected to the Board, the selection of Moss Adams LLP as the Company's independent auditor was ratified, and the 2005 Non-Employee Director Compensation Plan was approved. The voting on the three items was as follows:

               Nominee for Director                          For      Withheld
               --------------------                       ----------  --------
Rotchford L. Barker                                       16,713,078   136,983
Roy C. Eliff                                              16,793,017    57,044
Edward F. Heil                                            16,679,113   170,948
Kenneth C. Leung                                          16,793,336    56,725
Richard Riazzi                                            16,801,492    48,569
Stephen A. Romano                                         16,789,452    60,609
Jimmy D. Ross                                             16,798,136    51,925
Richard T. Swope                                          16,771,699    78,362

Ratification of Moss Adams LLP
------------------------------

For                                                       16,761,832
Against                                                     22,998
Abstain                                                     65,231

Approval of 2005 Non-Employee Director Compensation Plan
--------------------------------------------------------

For                                                       12,173,379
Against                                                     316,205
Abstain                                                     87,409
Broker Non-Vote                                            4,273,068

Following its annual meeting of stockholders on May 25, 2005 in Boise, Idaho, American Ecology Corporation's Board of Directors met and elected Edward F. Heil to serve as chairman of the newly elected Board.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

     (a)  The following exhibits are filed as part of this report:

Exhibit No.                                         Description
-----------  ----------------------------------------------------------------------------------------
    31.1     Certifications of June 30, 2005 Form 10-Q by Chief Executive Officer dated July 29, 2005
-----------  ----------------------------------------------------------------------------------------
    31.2     Certifications of June 30, 2005 Form 10-Q by Chief Financial Officer dated July 29, 2005
-----------  ----------------------------------------------------------------------------------------
    32.1     Certifications of June 30, 2005 Form 10-Q by Chief Executive Officer dated July 29, 2005
-----------  ----------------------------------------------------------------------------------------
    32.2     Certifications of June 30, 2005 Form 10-Q by Chief Financial Officer dated July 29, 2005
-----------------------------------------------------------------------------------------------------


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN ECOLOGY CORPORATION
                                        (Registrant)


Date:  July 29, 2005                    By:/s/ Stephen A. Romano
                                        ------------------------
                                        Stephen A. Romano
                                        President, Chief Executive Officer and
                                        Chief Operating Officer

Date:  July 29, 2005                    By:/s/ James R. Baumgardner
                                        ---------------------------
                                        James R. Baumgardner
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        Secretary and Treasurer

                                          EXHIBIT INDEX


Exhibit                                          Description
-------                                          -----------
  31.1   Certifications of June 30, 2005 Form 10-Q by Chief Executive Officer dated July 29, 2005
  31.2   Certifications of June 30, 2005 Form 10-Q by Chief Financial Officer dated July 29, 2005
  32.1   Certifications of June 30, 2005 Form 10-Q by Chief Executive Officer dated July 29, 2005
  32.2   Certifications of June 30, 2005 Form 10-Q by Chief Financial Officer dated July 29, 2005