Form 10-Q
period 2005-09-30
AMERICAN ECOLOGY CORP
filed 2005-11-01
CIK 742126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes  [ ]  No  [X]

At November 1, 2005 Registrant had outstanding 17,734,920 shares of its Common Stock.

                          AMERICAN ECOLOGY CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2005


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                         PAGE
Item 1.     Financial Statements

            Consolidated Balance Sheets
              (Unaudited)                                                                   4

            Consolidated Statements of Operations
              (Unaudited)                                                                   5

            Consolidated Statements of Cash Flows
              (Unaudited)                                                                   6

            Notes to Consolidated Financial Statements                                      7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                     15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                     25

Item 4.     Controls and Procedures                                                        25


                                PART II.   OTHER INFORMATION


Item 1.     Legal Proceedings                                                              26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                    27

Item 3.     Defaults Upon Senior Securities                                                27

Item 4.     Submission of Matters to a Vote of Security Holders                            27

Item 5.     Other Information                                                              28

Item 6.     Exhibits                                                                       28

            Signatures                                                                     28

OFFICERS                                          CORPORATE OFFICE
--------                                          ----------------
Stephen A. Romano                                 Lakepointe Centre I
Chief Executive Officer, President and Chief      American Ecology Corporation
Operating Officer                                 300 East Mallard Drive, Suite 300
                                                  Boise, Idaho 83706
James R. Baumgardner                              (208) 331-8400
Senior Vice President, Chief Financial Officer    (208) 331-7900 (fax)
Treasurer and Secretary                           www.americanecology.com
                                                  -----------------------
Michael J. Gilberg
Vice President and Controller

Steven D. Welling                                 COMMON STOCK
Vice President, Sales & Marketing                 ------------
                                                  American Ecology Corporation's common stock
John M. Cooper                                    trades on the Nasdaq National Market under the
Vice President and Chief Information Officer      symbol ECOL.


DIRECTORS                                         FINANCIAL REPORTS
---------                                         -----------------
Edward F. Heil, Chairman                          A copy of American Ecology Corporation
Independent Businessman                           Annual and Quarterly Reports, as filed on Form 10-K
                                                  and 10-Q with the Securities and Exchange
Rotchford L. Barker                               Commission, may be obtained by writing:
Independent Businessman                           Lakepointe Centre I
                                                  300 E. Mallard Drive, Suite 300
Roy C. Eliff                                      Boise, Idaho 83706
Independent Businessman                           or at www.americanecology.com
                                                  -----------------------------

Kenneth C. Leung
Managing Director, Sanders
Morris Harris                                     TRANSFER AGENT
                                                  --------------
Richard Riazzi                                    American Stock Transfer & Trust Company
Independent Businessman                           59 Maiden Lane
                                                  New York, New York 10038
Stephen A. Romano                                 (718) 921-8289
Chief Executive Officer, President and Chief      or at www.amstock.com
Operating Officer                                 ---------------------

General Jimmy D. Ross                             AUDITOR
U.S. Army, Retired                                -------
                                                  Moss Adams LLP
General Richard T. Swope                          1001 Fourth Avenue, Suite 2900
U.S. Air Force, Retired                           Seattle, WA  98154

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS.

                                         AMERICAN ECOLOGY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     ($ IN 000'S EXCEPT PER SHARE AMOUNTS)


                                                                        September 30,2005   December 31, 2004
                                                                        ------------------  ------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $            2,808  $            2,160
  Short term investments                                                            20,971              10,967
  Receivables, net                                                                  15,866               8,963
  Insurance receivable                                                                 636               1,285
  Prepayments and other                                                              2,311               1,469
  Deferred income taxes                                                              5,613               5,613
                                                                        ------------------  ------------------
    Total current assets                                                            48,205              30,457

Property and equipment, net                                                         35,274              27,363
Facility development costs                                                              --               6,478
Other assets                                                                           956                 462
Deferred income taxes                                                                6,595              12,473
                                                                        ------------------  ------------------
    Total assets                                                        $           91,030  $           77,233
                                                                        ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt                                     $            1,460  $            1,457
  Accounts payable                                                                   3,385               3,022
  Deferred revenue                                                                   1,684                 724
  State burial fees payable                                                          1,698               1,446
  Management incentive plan payable                                                    995                 934
  Customer advances                                                                  1,784                  --
  Customer refunds                                                                     657               2,512
  Accrued liabilities                                                                1,690                 725
  Accrued closure and post closure obligation, current portion                       1,577               2,323
                                                                        ------------------  ------------------
    Total current liabilities                                                       14,930              13,143

Long term debt                                                                       1,638               2,734
Long term customer advances                                                          1,574                  --
Long term accrued liabilities                                                          498                 441
Accrued closure and post closure obligation, excluding current portion               9,421               9,304
                                                                        ------------------  ------------------
    Total liabilities                                                               28,061              25,622
                                                                        ------------------  ------------------

Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, 1,000,000 shares authorized,
  Common stock, $.01 par value, 50,000,000 authorized, 17,635,919
    and 17,398,494 shares issued and outstanding                                       176                 174
  Additional paid-in capital                                                        52,718              51,015
  Retained earnings                                                                 10,075                 422
                                                                        ------------------  ------------------
    Total shareholders' equity                                                      62,969              51,611
                                                                        ------------------  ------------------

Total Liabilities and Shareholders' Equity                              $           91,030  $           77,233
                                                                        ==================  ==================

See notes to consolidated financial statements

                                           AMERICAN ECOLOGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                      ($ IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                    2005         2004         2005        2004
                                                                -----------  -----------  -----------  ----------
Revenue                                                         $   24,791   $   12,929   $   56,124   $  40,629
Direct operating costs                                              14,822        7,396       33,094      22,457
                                                                -----------  -----------  -----------  ----------

Gross profit                                                         9,969        5,533       23,030      18,172
Selling, general and administrative expenses                         3,103        2,967        8,975       8,417
Business interruption insurance claim                                   --           --          (41)         --
                                                                -----------  -----------  -----------  ----------
Operating income                                                     6,866        2,566       14,096       9,755

Interest income                                                        164           52          342         133
Interest expense                                                        45           48          140         146
Gain on settlement of Nebraska litigation                            5,327           --        5,327          --
Other income (loss)                                                    (31)           9            8          74
                                                                -----------  -----------  -----------  ----------

Income before income tax and discontinued operations                12,281        2,579       19,633       9,816
Income tax expense (benefit)                                         4,545          884        7,335      (9,290)
                                                                -----------  -----------  -----------  ----------

Income before discontinued operations                                7,736        1,695       12,298      19,106
Gain (loss) from discontinued operations - Oak Ridge Facility           --           (1)          --       1,068
                                                                -----------  -----------  -----------  ----------

Net income                                                      $    7,736   $    1,694   $   12,298   $  20,174
                                                                ===========  ===========  ===========  ==========

Basic earnings from continuing operations                              .44          .10          .70        1.12
Basic earnings from discontinued operations                             --          .00           --         .06
                                                                -----------  -----------  -----------  ----------
Basic earnings per share                                        $      .44   $      .10   $      .70   $    1.18
                                                                ===========  ===========  ===========  ==========

Diluted earnings from continuing operations                            .43          .10          .68        1.08
Diluted earnings from discontinued operations                           --          .00           --         .06
                                                                -----------  -----------  -----------  ----------
Diluted earnings per share                                      $      .43   $      .10   $      .68   $    1.14
                                                                ===========  ===========  ===========  ==========

Dividends paid per common share                                 $      .15   $       --   $      .15   $      --
                                                                ===========  ===========  ===========  ==========

See notes to consolidated financial statements.

                                AMERICAN ECOLOGY CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED, $ IN 000'S)

                                                         Nine Months Ended September 30,
                                                      -------------------------------------
                                                             2005               2004
                                                      -----------------  ------------------
Cash flows from operating activities:
  Net income                                          $         12,298   $          20,174
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation, amortization, and accretion                      4,851               4,508
  Gain on settlement of Nebraska litigation                     (5,327)                 --
  Income from discontinued operations                               --              (1,068)
  Income tax benefit on exercise of stock options                  654                  --
  Deferred tax asset                                             5,878              (9,323)
  Stock compensation                                               180                  --
Changes in assets and liabilities:
  Receivables                                                   (6,903)              4,268
  Other assets                                                  (1,398)               (152)
  Closure and post closure obligation                           (1,440)               (773)
  Income taxes payable/receivable                                   --                (226)
  Accounts payable and accrued liabilities                       4,161               2,016
                                                      -----------------  ------------------
    Net cash provided by operating activities                   12,954              19,424

Cash flows from investing activities:
  Capital expenditures                                         (12,118)             (2,964)
  Proceeds from sale of assets                                     878                 116
  Proceeds from settlement of Nebraska litigation               11,805                  --
  Transfers from cash to short term investments, net           (10,004)             (4,989)
                                                      -----------------  ------------------
    Net cash used by investing activities                       (9,439)             (7,837)

Cash flows from financing activities:
  Payments of indebtedness                                      (1,093)             (1,120)
  Retirement of common stock warrants                               --              (5,500)
  Dividends paid                                                (2,645)                 --
  Stock options exercised                                          871                 996
                                                      -----------------  ------------------
    Net cash provided (used) by financing activities            (2,867)             (5,624)
                                                      -----------------  ------------------

Increase in cash and cash equivalents                              648               5,963
Net cash used in discontinued operations                            --              (2,925)
Cash and cash equivalents at beginning of period                 2,160               6,674
                                                      -----------------  ------------------
Cash and cash equivalents at end of period            $          2,808   $           9,712
                                                      =================  ==================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                            $            140   $             146
  Income taxes paid                                                804                 274
Non-cash investing and financing activities:
  Common stock dividends accrued                                    --               4,345
  Common stock issued for director compensation                    180                  --

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Certain reclassifications of prior quarter amounts have been made to conform to current quarter presentation, none of which affect previously recorded net income.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding during the quarter. Diluted earnings per share reflect the assumed issuance of common shares for outstanding options. The computation of diluted earnings per share does not assume exercise or conversion of securities whose exercise price is greater than the average common share market price as the assumed conversion of these securities would increase earnings per share.

                                                           Three Months Ended       Nine Months Ended
                                                         -----------------------  ---------------------
                                                              September 30,           September 30,
                                                              -------------           -------------
    (in thousands except per share amounts)                 2005         2004        2005       2004
                                                         ----------  -----------  ---------  ----------
Income before discontinued operations                    $    7,736  $    1,695   $  12,298  $   19,106
Income from operations of discontinued segments                  --          (1)         --       1,068
                                                         ----------  -----------  ---------  ----------
Net income                                               $    7,736  $    1,694   $  12,298  $   20,174
                                                         ==========  ===========  =========  ==========

Weighted average shares outstanding-
  Common shares                                              17,636      17,257      17,519      17,183
  Effect of dilutive stock options                              503         527         455         488
                                                         ----------  -----------  ---------  ----------

Average shares                                               18,139      17,784      17,974      17,671
                                                         ==========  ===========  =========  ==========

Basic earnings per share from continuing operations      $      .44  $      .10   $     .70  $     1.12
Basic earnings per share from discontinued operations            --         .00          --         .06
                                                         ----------  -----------  ---------  ----------
Basic earnings per share                                 $      .44  $      .10   $     .70  $     1.18
                                                         ==========  ===========  =========  ==========

Diluted earnings per share from continuing operations    $      .43  $      .10   $     .68  $     1.08
Diluted earnings per share from discontinued operations          --         .00          --         .06
                                                         ----------  -----------  ---------  ----------
Diluted earnings per share                               $      .43  $      .10   $     .68  $     1.14
                                                         ==========  ===========  =========  ==========


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                             Operating       Non-Operating       Discontinued
                                              Disposal          Disposal        Processing and
                                             Facilities        Facilities       Field Services      Corporate          Total
THREE MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------
Revenue                                 $        24,774   $            17                     $            --   $        24,791
Direct operating cost                            14,707               115                                  --            14,822
                                        ----------------  ----------------                    ----------------  ----------------
Gross profit (loss)                              10,067               (98)                                 --             9,969
S,G&A                                             1,154                 3                               1,946             3,103
                                        ----------------  ----------------                    ----------------  ----------------
Income (loss) from operations                     8,913              (101)                             (1,946)            6,866
Interest income, net                                 11                --                                 108               119
Gain on settlement of Nebraska
litigation                                           --             5,327                                  --             5,327
Other income (expense)                              (31)               --                                  --               (31)
                                        ----------------  ----------------                    ----------------  ----------------
Income (loss) before income tax                   8,893             5,226                              (1,838)           12,281
Income tax expense                                   --                --                               4,545             4,545
                                        ----------------  ----------------                    ----------------  ----------------
Net Income (loss)                                 8,893             5,226                              (6,383)            7,736
                                        ================  ================                    ================  ================
Depreciation, amortization, and
accretion                               $         1,470   $             1                     $             6   $         1,785
Capital Expenditures                    $         4,898   $             3                     $            --   $         4,901
Total Assets                            $        52,844   $            43                     $        38,143   $        91,030
THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------
Revenue                                 $        12,923   $             6   $            --   $            --   $        12,929
Direct operating cost                             7,289               107                --                --             7,396
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Gross profit (loss)                               5,634              (101)               --                --             5,533
S,G&A                                             1,395                 1                --             1,571             2,967
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Income (loss) from operations                     4,239              (102)               --            (1,571)            2,566
Interest income (expense), net                       14                --                --               (10)                4
Other income (expense)                               (1)               --                --                10                 9
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Income (loss) before income tax and
discontinued operations                           4,252              (102)               --            (1,571)            2,579


Income tax expense                                   --                --                --               884               884
Discontinued operations                              --                --                (1)               --                (1)
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Net Income (loss)                                 4,252              (102)               (1)           (2,455)            1,694
                                        ================  ================  ================  ================  ================
Depreciation, amortization, and
accretion                               $         1,470   $             1   $            --   $             8   $         1,479
Capital Expenditures                    $           570   $            --   $            --   $            --   $           570
Total Assets                            $        35,751   $         6,534   $            43   $        34,417   $        76,745

                                             Operating       Non-Operating       Discontinued
                                              Disposal          Disposal        Processing and
                                             Facilities        Facilities       Field Services      Corporate          Total
NINE MONTHS ENDED SEPTEMBER 30, 2005
------------------------------------
Revenue                                 $        56,073   $            51                     $            --   $        56,124
Direct operating cost                            32,770               324                                  --            33,094
                                        ----------------  ----------------                    ----------------  ----------------
Gross profit (loss)                              23,303              (273)                                 --            23,030
S,G&A                                             3,518                10                               5,447             8,975
Business interruption insurance claim               (41)               --                                  --               (41)
                                        ----------------  ----------------                    ----------------  ----------------
Income (loss) from operations                    19,826              (283)                             (5,447)           14,096
Interest income, net                                 31                --                                 171               202
Gain on settlement of Nebraska
litigation                                           --             5,327                                  --             5,327
Other income (expense)                                8                --                                  --                 8
                                        ----------------  ----------------                    ----------------  ----------------
Income (loss) before income tax and
discontinued operations                          19,865             5,044                              (5,276)           19,633
Income tax expense (benefit)                         --                --                               7,335             7,335
                                        ----------------  ----------------                    ----------------  ----------------
Net Income (loss)                                19,865             5,044                             (12,611)           12,298
                                        ================  ================                    ================  ================
Depreciation, amortization, and
accretion                               $         4,825   $             5                     $            21   $         4,851
Capital Expenditures                    $        12,115   $             3                     $            --   $        12,118
Total Assets                            $        52,844   $            43                     $        38,143   $        91,030
NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------
Revenue                                 $        40,576   $            53   $            --   $            --   $        40,629
Direct operating cost                            22,127               330                --                --            22,457
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Gross profit (loss)                              18,449              (277)               --                --            18,172
S,G&A                                             3,766                25                --             4,626             8,417
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Income (loss) from operations                    14,683              (302)               --            (4,626)            9,755
Interest income (expense), net                       39                --                --               (52)              (13)
Other income (expense)                               17                19                --                38                74
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Income (loss) before income tax and
discontinued operations                          14,739              (283)               --            (4,640)            9,816
Income tax expense (benefit)                         --                --                --            (9,290)           (9,290)
Discontinued operations                              --                --             1,068                --             1,068
                                        ----------------  ----------------  ----------------  ----------------  ----------------
Net Income (loss)                                14,739              (283)            1,068             4,650            20,174
                                        ================  ================  ================  ================  ================
Depreciation, amortization, and
accretion                               $         4,479   $             5   $            --   $            24   $         4,508
Capital Expenditures                    $         2,932   $            --   $            --   $            32   $         2,964
Total Assets                            $        35,751   $         6,534   $            43   $        34,417   $        76,745

NOTE 6.  STOCK OPTION PLANS

The Company had two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related

Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share applying the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to stock-based compensation for the three and nine months ended September 30, 2005 and 2004:


                                                                 Three Months Ended        Nine Months Ended
                                                              ------------------------  -----------------------
                                                                  2005         2004        2005        2004
                                                              -----------  -----------  ----------  -----------
Net income, as reported                                       $    7,736   $    1,694   $  12,298   $   20,174
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net         (94)         (94)       (321)        (708)
                                                              -----------  -----------  ----------  -----------
of related tax effects
Pro forma net income                                          $    7,642   $    1,600   $  11,977   $   19,466
                                                              ===========  ===========  ==========  ===========

EARNINGS PER SHARE:
  Basic - as reported                                         $      .44   $      .10   $     .70   $     1.18
                                                              ===========  ===========  ==========  ===========
  Basic - pro forma                                           $      .43   $      .09   $     .68   $     1.13
                                                              ===========  ===========  ==========  ===========
  Diluted - as reported                                       $      .43   $      .10   $     .68   $     1.14
                                                              ===========  ===========  ==========  ===========
  Diluted - pro forma                                         $      .42   $      .09   $     .67   $     1.10
                                                              ===========  ===========  ==========  ===========

The stock option plan summary and changes during the three and nine months ended September 30 are as follows:

                                                                    Three Months Ended        Nine Months Ended
                                                                 ------------------------  -----------------------
                                                                     2005         2004        2005         2004
                                                                 -----------  -----------  ----------  -----------
Options outstanding, beginning of period                            674,031    1,091,281     913,708    1,266,281
Granted                                                                  --           --       7,500       57,500
Exercised                                                              (210)    (167,573)   (222,387)    (345,073)
Canceled                                                                 --           --     (25,000)     (55,000)
                                                                 -----------  -----------  ----------  -----------
  Options outstanding, end of period                                673,821      923,708     673,821      923,708
                                                                 ===========  ===========  ==========  ===========

Weighted average exercise price of options, beginning of period  $     4.65   $     4.05   $    4.40   $     3.90
Weighted average exercise price of options granted               $       --   $       --   $   11.53   $     9.20
Weighted average exercise price of options exercised             $     3.50   $     2.59   $    3.92   $     2.69
Weighted average exercise price of options canceled              $       --   $       --   $    4.00   $    10.13
Weighted average exercise price of options, end of period        $     4.65   $     4.31   $    4.65   $     4.31

Options exercisable at end of period                                521,151      618,368     521,151      618,368
                                                                 ===========  ===========  ==========  ===========

Options available for future grant at end of period                 188,976      507,176     188,976      507,176
                                                                 ===========  ===========  ==========  ===========

The following table summarizes information about the stock options outstanding under the Company's option plans as of September 30, 2005

                        Weighted
                         average                       Weighted                      Weighted
                        remaining                       average                       average
Range of exercise   contractual life     Number     exercise price     Number     exercise price
price per share          (years)       outstanding     per share     exercisable     per share
------------------  -----------------  -----------  ---------------  -----------  ---------------
  $1.00 - $1.47            1.9              27,500  $          1.26       27,500  $          1.26
  $1.60 - $2.25            3.6              20,000  $          2.13       20,000  $          2.13
  $2.42 - $3.50            7.2             184,522  $          2.93      130,126  $          2.90
  $3.75 - $4.50            7.1             258,046  $          4.41      194,585  $          4.38


      $6.50                7.4             131,253  $          6.50       96,440  $          6.50
  $9.20 - $12.15           8.8              52,500  $          9.95       52,500  $          9.95
                                       -----------                   -----------
                                           673,821                       521,151
                                       ===========                   ===========

As of September 30, 2005, the 1992 Stock Option Plan for Employees had options outstanding to purchase 514,121 common shares with 188,976 shares remaining available for issuance under option grants.

Effective March 28, 2005, the Company's Board of Directors terminated the 1992 Amended and Restated Outside Director Stock Option Plan, except for option grants then outstanding. As of September 30, 2005 the 1992 Outside Director Stock Option Plan had options outstanding to purchase 159,700 common shares.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three and nine months ended September 30:

                                                 Three Months Ended      Nine Months Ended
                                                --------------------  -----------------------
                                                  2005        2004       2005         2004
                                                ---------  ---------  -----------  ----------
     Expected volatility                               --         --          50%         73%
     Risk-free interest rates                          --         --         4.1%       4.72%
     Expected lives                                    --         --    10 years    10 years
     Dividend yield                                    --         --         2.7%          0%
     Weighted-average fair value of options
     granted during the period (Black-Scholes)         --         --  $     5.28   $    7.42

NOTE 7.  2005 NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

The 2005 Non-Employee Director Compensation Plan ("Plan") was approved by shareholders at the Company's May 25, 2005 Annual Meeting. The Plan provides for Non-Employee Directors to be paid an annual retainer of $16,000 in cash plus
$25,000 in restricted stock. The Plan also provides for each Non-Employee Director to be paid a meeting fee of $750 or $1,000 for each Committee or Board meeting that they attend, as well as an additional payment, when appointed, of $4,000 for each standing committee Chairman and $20,000 to the Chairman of the Board. The current Chairman waived the chairman's fee for 2005.

As of September 30, 2005, 14,700 shares of restricted stock had been issued to the Non-Employee Directors and 185,300 shares of stock remain available for issuance under the Plan.

NOTE 8.  LITIGATION

The Company is not presently involved in any material litigation. Significant developments have occurred on the following legal matters since December 31, 2004:

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

This action was brought in federal court in 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of the Company's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology was the CIC's contractor and intervened as a plaintiff.

In 2002, the US District Court for the District of Nebraska entered judgment in favor of the CIC for $153 million. Of this amount, USE's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carried $6.5 million on its balance sheet for capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals, which affirmed the District Court ruling in its entirety.

In August, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to pay in full, or to make four equal payments of $38.5 million to the CIC beginning August 1, 2005. The full $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. During its 2005 session, the Nebraska legislature appropriated the full $154 million settlement amount. The State Attorney General's Office subsequently paid the CIC in full. On August 1, 2005 the Company received $11,805,000 from the CIC, fully resolving its claim on the Nebraska settlement proceeds. The Company is presently completing agreed upon transition activities preparatory to terminating its contract with the CIC. The matter is considered closed.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in 2003. In January 2004, Manchak filed a motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. Manchak appealed a March 2004 District Court order. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The matter is considered closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options were exercisable for ten years. The complaint alleged breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow was entitled to purchase 150,000 shares of stock at a strike price of $4 per share. Crow estimated his damages as between $1,050,000 and $1,258,500. The lawsuit, initially filed in Texas District Court was removed to federal court. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company's motion of summary judgment. In early July, the deadline for timely appeal passed without any known filing by Crow. The matter is considered closed.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In 2000, subsidiary US Ecology, Inc. sued the State of California in state court for monetary damages exceeding $162 million based on California's alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In 2003, the Superior Court ruled that the Company failed to establish causation and that its claim was further barred by the doctrine of unclean hands. Based on the trial court's adverse decision, the Company wrote off a $20,951,000 deferred site development asset in March 2003. In June 2003, the Company appealed. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. No further appeal applies and the matter is considered closed.

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

                                 Three Months Ended September 30,     Nine Months Ended September 30,
                              ------------------------------------  -----------------------------------
($ in thousands)                     2005              2004               2005              2004
                              -----------------  -----------------  ----------------  -----------------

MIP expense included in SG&A  $             365  $             267  $            906  $             881

In June 2005, the Company entered into a five year operating lease for 152 rail cars at $475 a month for each car leased.

The Company has committed to purchase 150 rail cars for an aggregate purchase price of $10,900,000 with scheduled delivery dates between November 2005 and March 2006.

The Company intends that shareholders of record on October 3, 2005 and January 2, 2006 will receive a $.15 per share dividend subject to compliance with applicable Bank covenants.

NOTE 10.  CLOSURE AND POST CLOSURE OBLIGATIONS

Closure and post closure obligations are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated consistent with Statement of Financial Accounting Standards ("SFAS") No. 5 with the liability calculated in accordance with SFAS No. 143. The Company performs periodic reviews of both non-operating and operating facilities and revises accruals for estimated post-closure, remediation and other costs when necessary. The Company's recorded liabilities are based on its current best estimates of costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, inflation and other economic factors.

Changes to reported closure and post closure obligations were as follows ($ in thousands):

                                 Accrued Closure and
                               Post Closure Obligation
                               -----------------------
January 1, 2005 obligation     $               11,627
Accretion of obligation                           811
Payment of obligation                          (1,440)
Adjustment of obligation                           --
                               -----------------------
September 30, 2005 obligation  $               10,998
                               =======================

At September 30, 2005, none of the Company's assets were legally restricted for purposes of meeting closure and post closure obligations.

NOTE  11.  DISCONTINUED  OPERATIONS

In December 27, 2002, the facility ceased revenue-producing operations and all on-site waste was subsequently shipped to off-site processors and disposers. The Oak Ridge assets were sold to Toxco, Inc. in June 2004. As of September 30, 2005, there were no "Assets held for sale or closure" associated with discontinued Oak Ridge operations. The revenue, costs and expenses and cash flows for these former operations have been excluded from continuing operations results and reported as "Gain (loss) from discontinued operations" and "Net cash used in discontinued operations". Prior periods have been restated to reflect this.

Operating results for the discontinued operations were as follows for three and nine months ending September 30 2004:

                                               Processing and Field
($in thousands)                                Services Operations

     Three months ending September 30, 2004
     --------------------------------------
     Revenues, net                            $                  --
     Operating income (loss)                                     (1)
     Net income (loss)                                           (1)
     Basic earnings (loss) per share                            .00
     Diluted earnings (loss) per share                          .00


     Nine months ending September 30, 2004
     -------------------------------------
     Revenues, net                            $                  --
     Operating income (loss)                                    138
     Net income (loss)                                        1,068
     Basic earnings (loss) per share                            .06
     Diluted earnings (loss) per share                          .06

Costs incurred at the former Oak Ridge facility during the three and nine months ended September 30, 2004 are summarized as follows: ($ in thousands)

                                                                Three Months     Nine Months
                                                                ------------     -----------
Net operating costs in excess of previous accruals                     $    21           $   163
Additional impairment of property and equipment                             --                --
Accounts receivable collected in excess of valuation allowance              (9)             (274)
Gain on sale of facility                                                    --              (930)
Decrease in estimated cost to dispose of removed waste                     (11)              (27)
                                                                       --------          --------

Net (income) for the three and nine months ended September 30          $     1           $(1,068)
                                                                       ========          ========

Cost changes for Oak Ridge activities and disposal liabilities for removed wastes are as follows for the nine months ending September 30, 2004:

                          December 31,2003    Cash Payments       Adjustments     September 30,2004
                          ----------------  -----------------  -----------------  -----------------

Waste disposal liability               623              (485)               (27)                111
On-site discontinued
operation cost liability               442              (469)                27                  --

Adjustments reflect differences between the estimated costs accrued at December 31, actual costs incurred during the first three quarters of 2004, and differences between estimated and actual costs incurred for disposition of waste removed from the facility.

NOTE 12.  HONEYWELL INTERNATIONAL CONTRACT

On June 8, 2005, the Company entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of an estimated 1 million tons of chromite ore processing residue over an estimated four to five year period. Waste disposal at the Company's Grand View, Idaho facility began in July 2005. A $3,500,000 advance payment was received from, and will be credited back to Honeywell during the contract term. The contract provides that the Company will receive 99% of the material shipped off-site for disposal.

NOTE 13.  PARTIAL SERVICE INTERRUPTION AT ROBSTOWN, TEXAS FACILITY

Hazardous waste treatment operations at the Company's Robstown Texas facility were suspended following a July 1, 2004 fire in the facility's waste treatment building. Treatment revenue previously represented approximately 50% of the Texas facility's revenue. Direct disposal operations, which continued without interruption after the fire, represented the balance of the facility's revenue. On August 8, 2005 the Texas facility resumed full treatment services.

While the Company is insured for property and equipment damage and business interruption, insurance deductibles, operational upgrades and loss of customer business have, and may continue to negatively impact financial performance. The Company filed a property insurance claim and received $790,000 of the $954,000 recognized as of September 30, 2005. The balance of the claim is under review by its insurance carrier. The Company has also filed approximately $2,400,000 in claims under its business interruption insurance policy for July 2004 through April 2005, of which $472,000 has been recognized in the consolidated statement of operations through September 30,

2005. This claim is also under review by its insurer. The Company anticipates recognizing the value of the claims after its insurer accepts or confirms amounts. No assurance can be given that the Company will be able to recognize the pending insurance claims.

NOTE 14. WASHINGTON SUBLEASE

On July 27, 2005 the Company entered into a new sublease for the Washington disposal facility. The agreement provides for a ten year sublease with four, ten-year renewal options and an annual inflation-adjusted rental payment of approximately $63,000.

NOTE 15. SUBSEQUENT EVENTS

On October 3, 2005 the Company declared a dividend of $.15 per common share to stockholders of record on October 3, 2005. The dividend was paid out of cash on hand on October 14, 2005 and totaled $2,645,000.

On October 6, 2005 Honeywell filed a motion in US District Court for the District of New Jersey citing changed circumstances and seeking to reduce the waste material shipped off-site by 53%. This motion and related motions filed by other parties are now under review by the Court. No assurance can be given that the total estimated volume of waste under the Honeywell contract will be disposed of by the Company.

In late October 2005 the Company was notified by Honeywell that the preliminary phase of excavation and waste shipments at the project site was complete, but that the main excavation of waste material at the site would be delayed for up to 90 days. Unless otherwise agreed, the Company will assess specified deficiency fees to Honeywell for not meeting minimum average shipment requirements in accordance with its existing Contract. The Company will also pay certain deficiency fees to a subcontractor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains forward-looking statements that involve known and unknown risks and uncertainties which may cause actual results in future periods to differ materially from those indicated herein. These risks include, but are not limited to, compliance with and changes to applicable laws, regulations and permits, enforcement actions, exposure to and results of litigation, access to capital, access to insurance and financial assurances, new technologies, competitive environment, labor disputes, general economic conditions, transportation and reagent costs, and loss or diminution of major contracts. The Form 10-K for the year ending December 31, 2004 contains additional risk factors and an expanded disclosure of these risks. When the Company uses words like "will", "may," "believes," "expects," "anticipates," "should," "estimates," "project," "plans," their opposites and similar expressions, the Company is making forward-looking statements. These terms are most often used in statements relating to business plans, strategies, anticipated benefits or projections about the anticipated revenues, earnings or other aspects of our operating results. The Company makes these statements in an effort to keep stockholders and the public informed about our business based on management's current expectations about future events. Such statements should be viewed with caution and are not guarantees of future performance or events. As noted elsewhere in this report, our business is subject to uncertainties, risks and other influences, many of which the Company has no control over. Additionally, these factors, either alone or taken together, could have a material adverse effect on the Company and could change whether any forward-looking statement ultimately turns out to be true. The Company undertakes no obligation to publicly release updates or revisions to these statements. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto filed on Form 10-K for the year ending December 31, 2004.

Transportation and Waste  Treatment  Reagent Costs:  During  the  quarter  ended
---------------------------------------------------
September 30, 2005 transportation services and expenses represented an increasing portion of the Company's business. While the Company is able to impose fuel surcharges on certain customers, the Company's exposure to changes in transportation related costs has increased. Additionally, the cost of waste treatment reagents has also increased, in certain cases significantly. These factors may, over time, affect the Company's ability to compete for treatment and disposal projects in the future. This is also a key component of the Company's strategy to bundle rail transportation and disposal services for large projects. This may expose the Company to increased costs and decreasing gross margins.

                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                  ------------------------------------  -----------------------------------
($ in thousands)                         2005               2004               2005               2004
                                  -----------------  -----------------  -----------------  ----------------
Transportation Costs included in
Direct Operating Costs            $           8,435  $           2,142  $          15,471  $          7,445

Unless otherwise described, changes discussed relate to the increase or decrease from the three and nine month periods ended September 30, 2004 to the three and nine month periods ended September 30, 2005.

INTRODUCTION
------------

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to nuclear power plants, oil refineries, chemical manufacturing plants, steel mills, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged for use of the Company's four fixed waste disposal facilities. The Company and its predecessors have been in business for 52 years.

A significant portion of the Company's revenue is attributable to discrete waste clean-up projects ("Event Business") which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. Moreover, the types and amounts of waste received from recurring ("Base Business") customers also varies quarter to quarter. These variations in service mix are difficult to forecast with precision, and can produce large quarter to quarter swings in revenue, gross profit, gross margin and operating profit. Management's strategy is to continue expanding its recurring customer business while simultaneously securing both short term and extended duration Event Business projects. When the Company's Base Business covers the Company's fixed costs, a significant portion of the Event Business revenue generally falls through to the bottom line. This strategy takes advantage of the largely fixed cost nature of the waste disposal business.

OVERALL COMPANY PERFORMANCE
---------------------------

The Company's operational performance for the three months ended September 30, 2005 was substantially improved over the third quarter of 2004. All four of the Company's disposal facilities improved performance over the same quarter in 2004, and three of the four sites improved performance over the second quarter of 2005. Another significant factor in this improvement was an increase in second and third quarter waste shipments to the Company's Idaho facility from multiple, previously delayed clean-up projects.

Year to date comparisons are materially affected by several non-operating events including a gain on the Oak Ridge asset sale, the reversal of the valuation allowance on the Company's deferred tax assets, and receipt of proceeds from the Nebraska litigation settlement. These events and the Honeywell International contract are discussed in more detail below.

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

Income  Tax  Expense:  Based  on evaluation of year-to-date 2004 pre-tax income,
---------------------
expectations of continued profitability, and disposition of the Oak Ridge facility, the deferred tax asset's valuation allowance was reversed at June 30, 2004. This resulted in an income tax benefit of $11,338,000 for the three months ended June 30, 2004.

Settlement  of  Nebraska  Litigation:  On  August  1,  2005 the Company received
-------------------------------------
$11,805,000, from the CIC, fully resolving its claim on the Nebraska settlement proceeds. The Company is presently completing agreed upon transition activities preparatory to terminating its contract with the CIC.

Honeywell  International  Contract:  On  June 8, 2005 the Company entered into a
-----------------------------------
contract to transport, treat and dispose of contaminated soils from a site in Jersey City, New Jersey. Initial engineering studies estimate that 1 million tons of chromite ore processing residues ("COPR") are present at the Jersey City site. Depending on the volume of material shipped off-site and the Company's ability to successfully perform under the contract, the Company initially estimated revenue in the range of $175 to $240 million over a four to five year period. A significant portion of the revenue under the contract will include transportation services. As a result, management expects that while revenue will increase, the Company's gross profit relative to revenue i.e. gross margin, will decrease.

Under terms of the contract, the Company will treat and dispose of the contaminated soil at Company owned hazardous waste disposal facilities. The contract specifies that the Company will receive substantially all of the waste shipped offsite, subject to applicable contract conditions. The Company plans to expand its facilities and increase rail transport capabilities at an estimated cost of up to $12 million. Off-site disposal of the material began in July 2005. On October 6, 2005 Honeywell filed a motion in US District Court for the District of New Jersey citing changed circumstances and requested the judge to allow 53% of the COPR material to remain in place. No assurance can be given that the initially estimated waste volume will be shipped for disposal.

In late October 2005 the Company was notified by Honeywell that the preliminary phase of excavation and waste shipments at the project site was complete, but that the main excavation of waste material at the site would be delayed for up to 90 days. Unless otherwise agreed in writing, the Company will assess deficiency fees to Honeywell for not meeting minimum average shipment requirements in accordance with its existing Contract, and will pay deficiency fees to a subcontractor.

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

ACCOUNTING FOR THE JULY 1, 2004 TEXAS FIRE

A July 1, 2004 fire in the Robstown, Texas facility's waste treatment building resulted in an insurance claim for Property and Equipment damaged in the fire. As of December 31, 2004 the Company had fully impaired the $679,000 in book value of assets damaged in the fire and recognized $954,000 of Fire insurance proceeds. This amount represents the stated values submitted to the insurance carrier at the inception of coverage and the probable recovery expected by management. As of September 30, 2005, $790,000 in property insurance proceeds had been received by the Company.

As of September 30, 2005, the Company has filed approximately $2,400,000 in business interruption insurance claims with its insurer, of which $472,000 of incremental costs due to the fire have been recognized. The Company has not recognized significant lost revenue associated with suspension of treatment services following the fire pending determination of the actual amounts recoverable from its insurer.

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

- The closure liability is the present value based on a current cost estimate prepared, or concurred in by an independent engineering firm of the costs to close, maintain and monitor filled disposal units. Management estimates the timing of payment, accretes the current cost estimate by an estimated cost of living (1.5%), and then discounts (9.3%) the accreted current cost estimate back to a present value. Final payments of the closure liability are estimated as being paid in 2056 based upon current permitted capacity and estimated annual usage.

A periodic review of the current cost estimate to close and maintain the Company's Non-Operating deep well injection operation in Winona, Texas is being undertaken in consultation with State of Texas officials and with the support of an independent engineering firm. While the closure and post-closure activities and the associated costs and their duration have not yet been established by the responsible regulatory agency, the Company may be required to perform such activities for a longer time period it has currently accounted for. Management expects to complete its periodic review and revise its estimates during the fourth quarter of 2005.

LITIGATION

The Company is periodically involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process or other factors. The Company is not presently involved in any material litigation. Significant developments have occurred on the following legal matters since December 31, 2004:

ENTERGY  ARKANSAS,  INC.  ET  AL, CENTRAL INTERSTATE LOW-LEVEL RADIOACTIVE WASTE
--------------------------------------------------------------------------------
COMMISSION  AND  US  ECOLOGY,  INC. ("PLAINTIFFS") V. STATE OF NEBRASKA, ET AL.,
------------------------------------------------------------------------------
CASE NO. 4:98CV3411, U.S. DISTRICT COURT, DISTRICT OF NEBRASKA

This action was brought in federal court in 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of the Company's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology was the CIC's contractor and intervened as a plaintiff.

In 2002, the US District Court for the District of Nebraska entered judgment in favor of the CIC for $153 million. Of this amount, USE's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carried $6.5 million on its balance sheet for capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals, which affirmed the District Court ruling in its entirety.

In August, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to pay in full, or to make four equal payments of $38.5 million to the CIC beginning August 1, 2005. The full $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. During its 2005 session, the Nebraska legislature appropriated the full $154 million settlement amount. The State Attorney General's Office subsequently paid the CIC in full. On August 1, 2005 the Company received $11,805,000 from the CIC, fully resolving its claim on the Nebraska settlement proceeds. The Company is presently completing agreed upon transition activities preparatory to terminating its contract with the CIC. The matter is considered closed.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in 2003. In January 2004, Manchak filed a motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. Manchak appealed a March 2004 District Court order. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The matter is considered closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options were exercisable for ten years. The complaint alleged breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow was entitled to purchase 150,000 shares of stock at a strike price of $4 per share. Crow estimated his damages as between $1,050,000 and $1,258,500. The lawsuit, initially filed in Texas District Court was removed to federal court. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company's motion of summary judgment. In early July, the deadline for timely appeal passed without any known filing by Crow. The matter is considered closed.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In 2000, subsidiary US Ecology, Inc. sued the State of California in state court for monetary damages exceeding $162 million based on California's alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In 2003, the Superior Court ruled that the Company failed to establish causation and that its claim was further barred by the doctrine of unclean hands. Based on the trial court's adverse decision, the Company wrote off a $20,951,000 deferred site development asset in March 2003. In June 2003, the Company appealed. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. No further appeal applies and the matter is considered closed.

RESULTS  OF  OPERATIONS
-----------------------

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                           ------------------------------------  ------------------------------------
             ($ in 000's)                          2005              2004               2005               2004
                                                  -----              ----               ----               ----
                                            $               %  $              %  $               %  $               %
                                            --------  -------  -------  -------  --------  -------  --------  -------

Revenue                                      24,791             12,929            56,124             40,629
Direct operating costs                       14,822     59.8%    7,396    57.2%   33,094     59.0%   22,457     55.3%
                                            --------           -------           --------           --------

Gross profit                                  9,969     40.2%    5,533    42.8%   23,030     41.0%   18,172     44.7%
SG & A                                        3,103     12.5%    2,967    22.9%    8,975     16.0%    8,417     20.7%
Business interruption insurance claim            --      0.0%       --     0.0%      (41)    -0.1%       --      0.0%
                                            --------           -------           --------           --------

Income from operations                        6,866     27.7%    2,566    19.8%   14,096     25.1%    9,755     24.0%

Interest income                                 164      0.7%       52     0.4%      342      0.6%      133      0.3%
Interest expense                                 45      0.2%       48     0.4%      140      0.2%      146      0.4%

Gain on settlement of Nebraska litigation     5,327     21.5%       --     0.0%    5,327      9.5%       --      0.0%
Other income (expense)                          (31)    -0.1%        9     0.1%        8      0.0%       74      0.2%
                                            --------           -------           --------           --------

Net income before income taxes and
discontinued operations                      12,281     49.5%    2,579    19.9%   19,633     35.0%    9,816     24.2%
Income tax expense (benefit)                  4,545     18.3%      884     6.8%    7,335     13.1%   (9,290)   -22.9%
                                            --------           -------           --------           --------


Net income before discontinued operations     7,736     31.2%    1,695    13.1%   12,298     21.9%   19,106     47.0%
                                            ========           =======           ========           ========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
------------------------------------------------------------

REVENUE
-------

For the three months ended September 30, 2005, the Company reported consolidated revenue of $24,791,000, a 92% increase over the $12,929,000 reported for the same period in 2004. All four waste disposal facilities generated higher revenue during the third quarter of 2005 as volumes increased 71% over the same quarter last year. Higher quarterly waste volume was slightly offset by a 2% decrease in average selling price ("ASP") for the Company's treatment and disposal services. The increase in waste volume primarily resulted from an increase in project or Event work during the quarter. The decrease in ASP reflects an increased percentage of revenue derived from large Event projects during the third quarter of 2005. The following customers accounted for more than 10% of revenue during the three months ended September 30:

                                  Three Months Ended September 30,
                               ------------------------------------
(% of revenue, $in thousands)              2005               2004
                               -----------------  -----------------

U.S. Army Corps of Engineers                 27%                37%
Honeywell International                      18%                --
Sevenson Environmental                       13%                --

Operating  Disposal  Facilities
-------------------------------

At the Richland, Washington LLRW disposal facility revenue increased 38% for the three months ended September 30, 2005 from the same period in 2004. This increase in revenue was due to above average shipments to the facility during the third quarter of 2005. For 2005, the Washington Utilities and Transportation Commission has approved an annual revenue requirement of $5,346,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business.

At the Grand View, Idaho disposal facility, a 95% increase in waste volumes and a 294% increase in transportation services were slightly offset by an 8% decrease in ASP. However, the higher volumes drove a 126% increase in revenue over the same quarter last year.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 22% for the three months ended September 30, 2005 from the same period in 2004. The increased revenue reflects a 2% increase in waste volumes and a 22% increase in ASP. Higher ASP reflected greater delivery of specialized treatment services, including receipt of corrosive wastes, allowed by the facility's recently renewed five year hazardous waste permit.

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 97% for the three months ended September 30, 2005 over the same period in 2004. The increased revenue reflected a 67% increase in waste volumes and a 21% increase in ASP associated with a favorable service mix compared to the third quarter of 2004. In July 2004 a fire occurred in the permitted treatment building at the Robstown facility resulting in no waste being treated at the facility during the third quarter of 2004.

DIRECT OPERATING COSTS
----------------------

For the three months ended September 30, 2005, consolidated direct operating costs increased 100% to $14,822,000 compared to $7,396,000 for the same period in 2004. This primarily reflects increased waste volumes and a $6,293,000 increase in transportation costs due to the Company's increased delivery of bundled transportation and disposal services. Relative to revenue, direct operating costs increased from 57% of revenue in the third quarter of 2004 to 60% for the same quarter this year.

Operating  Disposal  Facilities
-------------------------------

Direct costs at all four operating disposal facilities increased from the same quarter last year. The increase in consolidated direct operating costs was largely driven by a $6,871,000 increase in direct costs at the Grand View, Idaho facility. The higher direct costs were principally caused by transportation costs and other volume related variable expenses. Specifically, transportation costs increased almost 300% as the Company shipped waste under bundled transportation and disposal jobs. In the third quarter of this year, transportation costs represented 57% of total direct costs. In the same quarter last year, transportation costs only represented 29% of total direct costs. Also impacting direct costs in the quarter were higher costs for waste treatment reagents, increased disposal airspace amortization directly associated with higher disposal volumes, increased maintenance costs due to higher equipment utilization, and higher labor costs caused by increased overtime, additional hiring and operating second shifts to support the higher waste volumes at its Grand View, Idaho facility.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the three months ended September 30, 2005 and 2004, the Company reported $5,000 and $22,000 of expenses on formerly proposed development projects, and $110,000 and $85,000 of costs in 2005 and 2004 for closure and post-closure expenses for discontinued operations.

GROSS  PROFIT
-------------

Significantly higher quarterly revenue drove an 80% increase in gross profit or $9,969,000, compared with a gross profit of $5,533,000 for the same quarter last year. Increased disposal direct costs at all four disposal facilities were more than offset by the higher revenue although at a decreased rate relative to revenue. As a result, gross margin decreased to 40% of revenue compared to 43% of revenue in 2004. Large Event projects can significantly increase earnings while simultaneously decreasing gross margins, particularly when low margin transportation services are bundled with higher margin treatment and disposal services. The Company seeks to maximize contribution margin and gross profit by controlling direct costs and increasing waste volumes.

Selling, General and Administrative Costs (SG&A)
------------------------------------------------

For the three months ended September 30, 2005, the Company reported SG&A of $3,103,000 (13% of revenue), a 5% increase from the $2,967,000 (23% of revenue) for the same three months of 2004.

Operating  Disposal  Facilities
-------------------------------

During the quarter ended September 30, 2005, Operating Disposal Facilities SG&A decreased $240,000 primarily due to the reclassification of certain personnel to Corporate SG&A.

Corporate
---------

During the quarter ended September 30, 2005, Corporate SG&A increased $374,000 over the same period last year. The increase in SG&A reflects a $365,000 accrual in the third quarter of 2005 for the Management Incentive Plan, or $102,000 higher than the third quarter 2004 MIP accrual. The Company has fully accrued the costs for the 2005 Management Incentive Plan as of September 30, 2005. As noted above, certain personnel were reclassified to Corporate SG&A from Operating Disposal Facilities, resulting in a further increase Corporate SG&A over third quarter 2004 Corporate SG&A.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incur primarily legal costs to recover the Company's investment in formerly proposed disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended September 30, 2005 and 2004, the Company reported $3,000 and $1,000 of such SG&A expenses for close-out activities following resolution of previously settled litigation.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
-----------------------------------------------------------
REVENUE
-------

For the nine months ended September 30, 2005, the Company reported consolidated revenue of $56,124,000, a 38% increase over the $40,629,000 reported for the same period in 2004. All four operating disposal facilities generated higher revenue in the first nine months of 2005 than the same period in 2004. The higher revenue reflected increased waste volumes and slightly higher average selling price ("ASP"). At the three hazardous waste disposal facilities, volumes increased 33% over the same nine months last year. This increase primarily reflects an increase in Event work performed during the period, although there was also an increase in recurring Base business. There was a 1% increase in year-to-date 2005 ASP compared to 2004. The balance of the increase in consolidated revenue reflects increased transportation revenue as the Company continued to execute its strategy of selective bundling of disposal with rail transportation services to win targeted contracts. During the nine months ending September 30, 2005 and 2004, revenue from the Grand View, Idaho site's contract with the U.S. Army Corps of Engineers accounted for $16,105,000 and $13,693,000 or 29% and 34% of revenue, respectively. The Army and other federal agencies continue to ship waste under this contract, which was renewed for five years in the second quarter of 2004.

Operating  Disposal  Facilities
-------------------------------

At the Richland, Washington disposal facility, revenue increased 11% for the nine months ended September 30, 2005 from the same period in 2004. This increase was due to above average non rate-regulated shipments to the facility during 2005. The Washington Utilities and Transportation Commission has approved an annual 2005 revenue requirement of $5,346,000 for the Richland facility's rate-regulated low-level radioactive waste interstate compact business of which $3,871,000 was recognized during the nine months ended September 30, 2005.

At the Grand View, Idaho disposal facility, higher waste volumes and flat ASPs drove a 55% increase in revenue over the same nine months last year. During the first nine months of 2005, the facility disposed of 47% more waste volume than in the same period last year.

At the Beatty, Nevada disposal facility, revenue increased 14% for the nine months ended September 30, 2005 from the same period in 2004. The increased revenue was due to an 8% increase in ASP despite a 4% decrease in disposal volume. This decrease resulted from fewer lower priced remediation projects compared to 2004. Shipments from recurring Base business customers increased slightly. During the second quarter of 2005, the facility received regulatory approval to treat corrosive wastes which contributed to the increase in ASP.

At the Robstown, Texas disposal facility, revenue increased 26% for the nine months ended September 30, 2005 over the same period in 2004. The increased revenue reflected a more favorable mix of wastes received at the site, a 10% increase in ASP and a 15% increase in waste volume. A fire in the permitted containment building on July 1, 2004 limited the scope of treatment services offered until the new permitted containment building was operational on August 8, 2005.

DIRECT OPERATING COSTS
----------------------

For the nine months ended September 30, 2005, consolidated direct operating costs increased 47% to $33,094,000 (59% of revenue) compared to $22,457,000 (55% of revenue) for the same period in 2004. This primarily reflected increased transportation costs and waste volumes. Direct operating costs increased relative to revenue, reflecting an increase in low margin transportation services provided in conjunction with disposal services. The Company's rail transportation assets were fully utilized by the end of the third quarter of 2005, an improvement over the first quarter of 2005 when Event project shipment delays caused substantial underutilization of the Company's leased railcar fleet.

Operating  Disposal  Facilities
-------------------------------

Direct costs at all four disposal facilities increased from the same nine months last year. The increase in consolidated direct operating costs for the Company was largely driven by an $8,928,000 increase in direct costs at the Grand View, Idaho facility. This increase was due to increased waste volumes and related transportation costs. Approximately $6,293,000 or 70% of the increase in direct operating costs at Grand View was for costs incurred to transport waste to the facility. During the nine months ended September 30, 2005 higher waste treatment reagent and fuel charges increased costs over the same period of 2004.

Non Operating Disposal Facilities
---------------------------------

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company's obligations subsequent to operational use. For the nine months ended September 30, 2005 and 2004, the Company reported $31,000 and $44,000 in expenses on the formerly proposed Nebraska and California development projects, and $293,000 and $286,000 in closure and post-closure expenses at discontinued operations.

GROSS  PROFIT
-------------

Significantly higher revenue allowed the Company to generate a 27% increase in gross profit, pushing gross profit to $23,030,000, compared with a gross profit of $18,172,000 for the same nine months last year. Increased disposal revenue at all operating disposal facilities produced a greater earnings contribution when combined with a more favorable service mix and the favorable operating leverage produced by high volume throughput. Gross margin decreased to 41% of revenue from 45% of revenue due to increased low margin rail transportation services.

SELLING, GENERAL AND ADMINISTRATIVE COSTS (SG&A)
------------------------------------------------

For the nine months ended September 30, 2005, the Company reported SG&A of $8,975,000 (16% of revenue), a 7% increase from the $8,417,000 (21% of revenue) for the same nine months of 2004. The increase in SG&A primarily reflected increased legal expenses, auditing, consulting, and director fees. No material lawsuits are currently outstanding, which should, reduce legal fees and free up management time and resources to focus on growing the business.

Operating  Disposal  Facilities
-------------------------------

During the nine months ended September 30, 2005, Operating Disposal Facilities SG&A decreased $248,000 primarily due to the assignment of certain sales personnel to Corporate SG&A.

Corporate
---------

During the nine months ended September 30, 2005, Corporate SG&A increased $821,000. The increase in SG&A reflects increased legal, auditing, consulting, and director fees, all of which management expects to decrease in the fourth quarter of 2005. The Company also reclassified certain personnel as Corporate SG&A from the Operating Disposal Facilities, resulting in the other primary change from SG&A for the nine months ended September 30, 2004.

The Company continued to maintain compliance with internal control requirements of Section 404 of the Corporate Reform Act of 2002 (Sarbanes-Oxley) in the second quarter of 2005. While the Company continues to devote significant resources to this effort, the time and cost required to maintain Section 404 compliance is less than 2004 levels.

Non  Operating  Disposal  Facilities
------------------------------------

Non Operating Disposal Facilities incurred primarily legal costs seeking recovery of the Company's previous investments in the discontinued Butte, Nebraska and Ward Valley, California projects. As litigation involving both of these projects has concluded, no further material costs are expected. For the nine months ended September 30,

2005 and 2004, the Company reported $10,000 and $25,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
---------------------------------------------------------------------

INTEREST INCOME
---------------

For the three and nine months ended September 30, 2005, the Company earned $164,000 and $342,000 of interest income, an increase from $52,000 and $133,000 in the same periods of 2004. This was caused by higher cash balances and higher interest rates available on short term investments. Interest income is earnings on cash balances, short-term investments, and notes receivable for which income is a function of prevailing market rates.

INTEREST  EXPENSE
-----------------

For the three and nine months ended September 30, 2005, the Company reported interest expense of $45,000 and $140,000, a decrease from $48,000 and $146,000 in 2004. The primary cause of this decrease was a $1,400,000 reduction in the average debt outstanding from September 30, 2004 to 2005, offset by rising interest rates. For the nine months ending September 30, 2005, the interest rate paid on its single outstanding term loan was 5.5%, an increase of 1.69% from the 3.81% at September 30, 2004.

OTHER INCOME (LOSS)
-------------------

Other Income is composed of the following for the periods ended September 30 ($ in thousands):

                                                       Three Months Ended,       Nine Months Ended,
                                                        2005         2004         2005        2004
                                                    -----------  ------------  ----------  -----------
Data processing services                                    --            10           --           44
Cash receipts for sale or rent of property rights          (31)           --            8           22
Other miscellaneous income, net                             --            (1)          --            8
                                                    -----------  ------------  ----------  -----------

Total other income (loss)                           $      (31)  $         9   $        8  $        74
                                                    ===========  ============  ==========  ===========

INCOME TAXES
------------

The components of the income tax provision (benefit) were as follows for the periods ended September 30 (in thousands):

                                                       Three Months Ended      Nine Months Ended
                                                     ----------------------  ----------------------
                                                        2005        2004        2005        2004
                                                     ----------  ----------  ----------  ----------
State income tax expense                             $      343  $       48  $      553  $      48
Federal income tax expense                                4,202         836       6,782      3,593
Reversal of deferred tax asset valuation allowance           --          --          --    (12,931)
                                                     ----------  ----------  ----------  ----------
Income tax expense (benefit)                         $    4,545  $      884  $    7,335  $  (9,290)
                                                     ==========  ==========  ==========  ==========

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The potential realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The net operating loss carryforward at September 30, 2005 was approximately $22,000,000 and expires on various dates between 2011 and 2020. Due to the Company's net operating loss carryforwards, 2005 income tax expense of approximately 8% of pretax income is expected to be paid quarterly in cash. The remaining approximately 29% of income tax expense will be offset against the net operating loss carry forwards.

On July 20, 2005, a registration statement on Form S-3 was filed with the Securities and Exchange Commission allowing two Directors of the Company to sell their shares without certain restrictions under the securities laws. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its ownership. Should a change of control occur, as defined by applicable IRS regulations, as a result of the two Directors selling their shares, the Company may be subject to an annual limitation on usage of its net operating loss carryforwards. The Company will continue to assess the deferred tax asset for utilization as needed but at least annually.

SEASONAL EFFECTS
----------------

Operating revenues are generally lower in the winter months than the warmer summer months when more short duration Event projects tend to occur. While both disposal and processing revenue are generally more affected by market conditions than seasonality, weather related clean-up project delays did have an material adverse impact on the first quarter of 2005 and a correspondingly positive effect on the second and third quarters of 2005 as previously expected waste shipments resumed.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

At September 30, 2005, cash and short term investments totaled $23,779,000, an increase of $10,652,000 from December 31, 2004. The large increase in cash reflects the $11,805,000 payment received from settlement of the Nebraska litigation, and the Company's capital expenditures and growth in accounts receivable offset by the Company's continued profitability and an advance payment received under its contract with Honeywell.

During the first nine months of 2005, the Company's days sales outstanding ("DSO") decreased at September 30, 2005, to 58 days compared to 60 days at December 31, 2004.

As of September 30, 2005 the Company's liquidity, as measured by the current ratio, was 3.2 to 1.0. The debt to equity ratio decreased to 0.4:1.0 at September 30, 2005. While the current ratio has materially improved with receipt of the $11,805,000 Nebraska settlement proceeds, there have not been any substantial changes to the debt to equity ratio during the nine months ended September 30, 2005. The debt to equity ratio is defined as total liabilities divided by stockholders equity.

SOURCES  OF  CASH

On September 30, 2005, the Company had an unsecured $8,000,000 revolving line of credit with Wells Fargo Bank in Boise, Idaho maturing June 15, 2007. At September 30, 2005, this revolving line of credit remained unused. The Company borrows and repays according to business demands and availability of cash. It currently reserves $5,000,000 of the line of credit for use as collateral on an insurance policy.

The Company has entered into preliminary discussions with its bank and other parties regarding potential financing of 150 railcars. The Company may or may not finance the railcars depending upon the available terms and competing uses of cash.

On June 8, 2005, the Company was awarded a contract to transport, treat dispose of approximately 1 million tons of waste over a four to five year period from the Honeywell International Event project. A $3,500,000 advance was received from, and will be credited back to Honeywell during the contract term.

Company operations produced an average of almost $4,000,000 a quarter in cash flow over the past three years. Management expects 2005 quarterly cash flow from operations to, on average, be higher. The $23,779,000 in cash and short term investments at September 30, 2005 was comprised of short term investments which were not required for operations of $20,971,000, cash immediately available for operations of $3,686,000, and a net checks outstanding amount of ($878,000).

On August 1, 2005 the Company received $11,805,000 in proceeds in resolution of the Company's claim to proceeds in the settlement between the Central Interstate Compact and the State of Nebraska.

USES OF CASH

Capital spending may reach $20,000,000 in 2005, including investments to increase rail transportation and waste unloading capabilities to more efficiently manage waste received at the Idaho facility under contracts with Honeywell International, the U.S. Army Corps of Engineers and other customers. Disposal cell expansion at each of the Company's four sites is also underway in 2005. In addition, a new waste treatment building was completed in Texas and a similar building is in the design phase for the Nevada facility. Certain of these cash outlays will extend into 2006.

The Company paid a $0.15 quarterly dividend on July 15, 2005 and October 14, 2005 out of cash on hand. The Company also intends that shareholders of record on January 2, 2006 will also receive a $.15 per share dividend subject to compliance with applicable Bank covenants.

The Company meets it financial assurance obligations for facility closure through an annual insurance policy that matures in December 2005. Collateral requirements are presently met through a $5,000,000 standby letter of credit. Renewal of this policy, or the purchase of an alternative financial assurance mechanism, could require significant additional cash or collateral.

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

The Company has minimal interest rate risk on investments or other assets due to the preservation of capital approach to investments adopted by its Board of Directors. At September 30, 2005, approximately $23,800,000 was held in cash or short term investments at terms ranging from overnight to four months. Together, these items earned interest at approximately 3% and comprised 26% of assets.

The Company has interest rate risk on debt instruments due on a fully amortizing term loan due Wells Fargo Bank. At September 30, 2005, $3,033,000 of variable rate debt was owed under the term loan, accruing interest at the rate of 5.5%. A hypothetical change of 1% in interest rates would change annual interest expense paid by the Company by approximately $23,000.

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending September 30, 2005, there were no changes to internal controls or in other factors that could materially affect these internal controls.

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

This action was brought in federal court in 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact ("CIC"). The action sought declaratory relief and damages for bad faith in the State of Nebraska's processing and denial of the Company's application to develop and operate a LLRW disposal facility near Butte, Nebraska. US Ecology was the CIC's contractor and intervened as a plaintiff.

In 2002, the US District Court for the District of Nebraska entered judgment in favor of the CIC for $153 million. Of this amount, USE's share was $6.2 million plus $6.1 million for prejudgment interest. The Company carried $6.5 million on its balance sheet for capitalized facility development costs. The State appealed the judgment to the Eighth Circuit Court of Appeals, which affirmed the District Court ruling in its entirety.

In August, 2004 Nebraska and the CIC entered into a settlement under which the State agreed to pay in full, or to make four equal payments of $38.5 million to the CIC beginning August 1, 2005. The full $154 million settlement reflects a principal amount of $140.5 million, plus interest of 3.75% compounded annually and beginning August 1, 2004. During its 2005 session, the Nebraska legislature appropriated the full $154 million settlement amount. The State Attorney General's Office subsequently paid the CIC in full. On August 1, 2005 the Company received $11,805,000 from the CIC, fully resolving its claim on the Nebraska settlement proceeds. The Company is presently completing agreed upon transition activities preparatory to terminating its contract with the CIC. The matter is considered closed.

MANCHAK  V.  US  ECOLOGY,  INC., U.S. DISTRICT COURT FOR THE DISTRICT OF NEVADA,
--------------------------------
CASE  NO.  CV-S-97-0655.

In 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a sludge treatment patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak's subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in 2003. In January 2004, Manchak filed a motion in the Nevada District Court seeking relief from that Court's orders granting summary judgment of non-infringement and denying reconsideration. Manchak appealed a March 2004 District Court order. On March 18, 2005 the United States Court of Appeals for the Federal Circuit affirmed the lower Court's ruling rejecting Manchak's claim. The matter is considered closed.

DAVID  W.  CROW  V.  AMERICAN ECOLOGY CORPORATION, U.S. DISTRICT COURT OF HARRIS
--------------------------------------------------
COUNTY,  TEXAS;  280TH  JUDICIAL  DISTRICT.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options were exercisable for ten years. The complaint alleged breach of written contract, breach of oral contract, fraudulent inducement, and declaratory judgment that Crow was entitled to purchase 150,000 shares of stock at a strike price of $4 per share. Crow estimated his damages as between $1,050,000 and $1,258,500. The lawsuit, initially filed in Texas District Court was removed to federal court. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company's motion of summary judgment. In early July, the deadline for timely appeal passed without any known filing by Crow. The matter is considered closed.

US ECOLOGY, INC. V. THE STATE OF CALIFORNIA, ET AL., CASE NO.GIC747562, SUPERIOR
---------------------------------------------------
COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF SAN DIEGO

In 2000, subsidiary US Ecology, Inc. sued the State of California in state court for monetary damages exceeding $162 million based on California's alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In 2003, the Superior Court ruled that the Company failed to establish causation and that its claim was further barred by the doctrine of unclean hands. Based on the trial court's adverse decision, the Company wrote off a $20,951,000 deferred site development asset in March 2003. In June 2003, the Company appealed. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. No further appeal applies and the matter is considered closed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

     (a) The following exhibits are filed as part of this report:

----------------  ----------------------------------------------------------------------------------------
     Exhibit No.  Description
----------------  ----------------------------------------------------------------------------------------
        31.1      Certifications of September 30, 2005 Form 10-Q by Chief Executive Officer dated November
                  1, 2005
----------------  ----------------------------------------------------------------------------------------
        31.2      Certifications of September 30, 2005 Form 10-Q by Chief Financial Officer dated November
                  1, 2005
----------------  ----------------------------------------------------------------------------------------
        32.1      Certifications of September 30, 2005 Form 10-Q by Chief Executive Officer dated November
                  1, 2005
----------------  ----------------------------------------------------------------------------------------
        32.2      Certifications of September 30, 2005 Form 10-Q by Chief Financial Officer dated November
                  1, 2005
----------------  ----------------------------------------------------------------------------------------


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN ECOLOGY CORPORATION
                                        (Registrant)


Date:  November 1, 2005                 By:/s/ Stephen A. Romano
                                        ------------------------
                                        Stephen A. Romano
                                        President, Chief Executive Officer and
                                        Chief Operating Officer

Date:  November 1, 2005                 By:/s/ James R. Baumgardner
                                        ---------------------------
                                        James R. Baumgardner
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        Secretary and Treasurer

                                             EXHIBIT INDEX

Exhibit                                       Description
-------                                       -----------
   31.1  Certifications of September 30, 2005 Form 10-Q by Chief Executive Officer dated November 1,
         2005
   31.2  Certifications of September 30, 2005 Form 10-Q by Chief Financial Officer dated November 1,
         2005
   32.1  Certifications of September 30, 2005 Form 10-Q by Chief Executive Officer dated November 1,
         2005
   32.2  Certifications of September 30, 2005 Form 10-Q by Chief Financial Officer dated November 1,
         2005