Form 10-K
period 2005-12-31
AMERICAN ECOLOGY CORP
filed 2006-02-21
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005	Commission File Number 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3889638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 E. Mallard, Suite 300, Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(208) 331-8400

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):         Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2005 was approximately $202,800,000 based on the closing price of $17.90 per share as reported on the NASDAQ Stock Market, Inc.'s National Market System.

At February 21, 2006, Registrant had outstanding 17,775,587 shares of its Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2006. Part III

		Part I

Item	1.	Business	3
Item	1A.	Risk Factors	11
Item	1B.	Unresolved Staff Comments	14
Item	2.	Properties	14
Item	3.	Legal Proceedings	14
Item	4.	Submission of Matters to a Vote of Security Holders	15
		Part II
Item	5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item	6.	Selected Financial Data	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item	8.	Financial Statements and Supplementary Data	33
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item	9A.	Controls and Procedures	57
Item	9B.	Other Information	59
		Part III
		Items 10 through 14 are incorporated by reference from the definitive proxy statement	59
		Part IV
Item	15.	Exhibits, Financial Statement Schedules	60

PART I

ITEM 1.	BUSINESS

DEFINITIONS

Term	Meaning

AEC or the Company	American Ecology Corporation and its subsidiaries

CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980

FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program

LLRW	Low-level radioactive waste

NORM/NARM	Naturally occurring and accelerator produced radioactive material

NRC	U.S. Nuclear Regulatory Commission

PCBs	Polychlorinated biphenyls

RCRA	Resource Conservation and Recovery Act of 1976

SEC	U. S. Securities and Exchange Commission

TCEQ	Texas Commission on Environmental Quality

TSCA	Toxic Substance Control Act of 1976

USACE	U.S. Army Corps of Engineers

US EPA	U.S. Environmental Protection Agency

WUTC	Washington Utilities and Transportation Commission

The Company provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills, refineries and chemical production facilities. Headquartered in Boise, Idaho, the Company is one of the nation’s oldest providers of radioactive and hazardous waste services. AEC and its predecessor companies have been in business for more than 50 years. AEC operates nationally and currently employs 214 people.

The Company’s official website can be found at www.americanecology.com. Company filings with the SEC are posted on the website subsequent to the official filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

AEC was most recently incorporated as a Delaware corporation in May 1987. The Company’s wholly owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation (“USEN”); US Ecology Washington, Inc., a Delaware corporation (“USEW”); US Ecology Texas, L.P., a Texas Limited Partnership (“USET”); US Ecology Idaho, Inc., a Delaware corporation (“USEI”) and US Ecology, Inc. a California Corporation (“USE”). American Ecology Recycle Center, Inc., a Delaware corporation (“AERC”) is the subsidiary that previously owned the discontinued Oak Ridge LLRW processing and field services operations.

The Company operates within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect AEC’s internal reporting structure and current operational status. The Operating Disposal Facilities currently accept hazardous and low-level radioactive waste and include the Company’s RCRA hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas; and its LLRW disposal facility in Richland, Washington. Each of the Washington, Idaho and (to a much lesser degree) Texas facilities accept NORM/NARM waste also. The Non-Operating Disposal Facilities segment includes non-operating disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho; a closed hazardous waste processing and deep-well injection facility in Winona, Texas; and formerly proposed new disposal facilities in Butte, Nebraska and Ward Valley, California for which litigation claims filed by the Company have been completed. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

The Company’s former Oak Ridge, Tennessee based LLRW Processing and related Field Services business ceased processing operations in December 2002 and is reported as discontinued operations. On June 30, 2004, the Company sold substantially all of the assets and liabilities of the Oak Ridge business to an unrelated third party.

The following table summarizes each segment:

Subsidiary	Location	Services

Operating Disposal Facilities

USEI	Grand View, Idaho	Hazardous, PCB, NORM/NARM and NRC-exempt radioactive and mixed waste treatment and disposal, rail transfer station

USET	Robstown, Texas	Hazardous, non-hazardous industrial and NORM/NARM waste treatment and disposal

USEN	Beatty, Nevada	Hazardous, non-hazardous industrial and PCB waste treatment and disposal

USEW	Richland, Washington	Low-Level Radioactive and NORM/NARM waste disposal

Non-Operating Disposal Facilities

US Ecology	Beatty, Nevada	Closed LLRW disposal facility: State of Nevada is licensee

US Ecology	Sheffield, Illinois	Closed LLRW disposal facility: State of Illinois is licensee

US Ecology	Sheffield, Illinois	Non-operating hazardous waste disposal facility: US Ecology is permittee

AEESC	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee

USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: US Ecology Idaho is permittee

US Ecology	Ward Valley, California	Formerly proposed LLRW disposal facility: litigation completed

US Ecology	Butte, Nebraska	Formerly proposed LLRW disposal facility: litigation settled

Discontinued Operations

AERC	Oak Ridge, Tennessee	LLRW volume reduction and processing facility and related Field Services, sold June 30, 2004

Texas Ecologists	Robstown, Texas	Municipal and industrial solid waste, sold February 13, 2003

OPERATING DISPOSAL FACILITIES

A significant portion of the Company’s revenue from operating disposal facilities is attributable to discrete, one-time clean-up projects (“Event Business”). Individual clean-up efforts may span weeks, months or years depending on project scope. The project-specific nature of the Event Business necessarily creates variability in revenue and earnings. This can produce large quarter to quarter and year to year changes in earnings depending on the relative contribution from Event Business projects. Management’s strategy is to expand its recurring business (“Base Business”), while simultaneously securing both large and small Event Business projects. Experience indicates that by controlling operating costs so that Base Business covers fixed costs, an increased amount of the Event Business revenue will fall through to the bottom line. This strategy takes advantage of the predominantly fixed cost nature of the Company’s operations and the related operating leverage advantages inherent to the disposal business.

Grand View, Idaho RCRA Facility. USEI is located on 1,252 acres of Company-owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert. The Company owns an additional 158 acres of land used as a clay source and 349 acres of land at a rail transfer station located approximately 30 miles northeast of the disposal site. As part of the Facility’s 2001 acquisition, the Company obtained rights to a patented, US EPA approved technology to stabilize and “delist” hazardous electric arc furnace dust from steel mills. Delisted waste is subject to lower State fees applicable to non-hazardous waste. The facility is also permitted to accept certain naturally occurring and accelerator produced radioactive material and low activity radioactive material exempted from regulation by the NRC, including certain “mixed” hazardous and radioactive wastes, generated by commercial and government customers. This includes waste received under a five year contract renewal entered with the USACE in 2004. The facility is regulated under permits issued by the Idaho Department of Environmental Quality and the US EPA, and is subject to applicable Federal and State laws and regulations.

Robstown, Texas RCRA Facility. USET operates on 240 acres of Company-owned land near Robstown, Texas about 10 miles west of Corpus Christi. In 2005 the Company purchased an additional 200 acres of adjacent land for future expansion. During 2005 the Company also purchased 186 acres of land for a planned rail transfer station. The facility, opened to accept waste in 1973, is regulated under a permit issued by the TCEQ. The site is also subject to US EPA regulations and is permitted to accept certain low activity radioactive materials and mixed wastes. Waste treatment at the facility was suspended following a July 1, 2004 fire in the facility’s waste treatment building. Limited treatment services resumed in December 2004. Full treatment services resumed in a newly constructed treatment building on August 8, 2005. Treatment revenue typically represents approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generate the balance of the facility’s revenue. The Company filed property and business interruption claims with its insurance carrier due to the fire and collected $883,000 on property claims and $1,175,000 on the business interruption claims through December 31, 2005. The Company maintains a $157,000 insurance receivable for outstanding claims and any differences between the amounts ultimately paid and the receivable will impact 2006 financial performance.

Beatty, Nevada RCRA Facility. USEN leases approximately 80 acres from the State of Nevada on which treatment and disposal operations are conducted. The Company’s lease was renewed for ten years in 1997. The Company expects to timely renew its lease prior to expiration. Opened to receive hazardous waste in 1970, the site is located in the Amargosa Desert approximately 100 miles northwest of Las Vegas, Nevada and 30 miles east of Death Valley, California. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the US EPA.

Richland, Washington LLRW Facility. In operation since 1965, this USEW facility is located on 100 acres of State leased land on the U.S. Department of Energy Hanford Site approximately 35 miles west of Richland, Washington. The lease between the State of Washington and the Federal government expires in 2061. The Company renewed its sublease with the State in July 2005 for 10 years with four, ten year renewal options. The facility is licensed by the Washington Department of Health for health and safety purposes, and is also regulated by the WUTC which sets disposal rates for low-level radioactive wastes. Rates are set at an amount sufficient to cover operating costs and provide the Company with a reasonable profit. A new regulated rate agreement was entered into in 2001 and expires January 1, 2008. The State assesses user fees for local economic development, State regulatory agency expenses, and a dedicated trust account to pay for long-term care and maintenance after the facility closes. The Richland facility also serves as home to the US Ecology NORM/NARM Services group, which arranges waste packaging, removal, off-site shipment and disposal services.

NON-OPERATING DISPOSAL FACILITIES

Beatty, Nevada LLRW Site. Operated by the Company from 1962 to 1993, the Beatty LLRW disposal site was the nation’s first commercial facility licensed to dispose of LLRW. In 1997, it became the first such LLRW disposal facility to successfully complete closure and post-closure stabilization and to transfer its license to the government for long-term institutional control. Since that time, the Company has performed maintenance and surveillance under a contract with the State of Nevada that is paid from a dedicated, State-controlled account.

Bruneau, Idaho RCRA Site. This remote 83 acre desert site, acquired along with the Grand View, Idaho disposal operation in February 2001, was closed by the prior owner under an approved RCRA plan. Post closure monitoring will continue for approximately 25 more years in accordance with permit and regulatory requirements.

Sheffield, Illinois LLRW Site. The Company previously operated this LLRW disposal facility on a 20 acre State-owned site from 1968 to 1978. After performing closure work under a 1988 Settlement Agreement with the State of Illinois, the Company monitored and maintained the site until mid-2001 when the LLRW license was transferred to the State. As at Beatty, the Company is under contract with the State to perform long-term inspection and maintenance funded from a dedicated, State-controlled account.

Sheffield, Illinois RCRA Site. The Company previously operated two hazardous waste disposal areas adjacent to the Sheffield LLRW disposal area. One hazardous waste area was opened in 1968 and ceased accepting waste in 1974. The second accepted hazardous waste from 1974 through 1983. In December 2004 the Company increased its estimate for closure and post-closure costs at this site by $715,000. The revised cost estimate and increase in the related reserve was based on a review of planned remediation and environmental monitoring work. An independent environmental consulting firm with prior experience at the site provided peer review of the revised estimate. Post closure monitoring will continue for approximately 21 more years.

Winona, Texas Site. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility, at which time AEC purchased the facility. Solvent recovery, deep well injection and waste brokerage operations were conducted on a nine acre site until March 1997, when the Company ceased operations. The Company is proceeding under an Agreed Order with the State of Texas for closure, and maintains a $1,856,000 financial assurance. State action is pending on a Closure Certification Report submitted in 1999 and supplemented with additional information in 2003, 2004, and 2005. In December 2005 the Company increased its estimate for closure and post-closure costs by $542,000. The revised cost estimate and increase in the related reserve was based on a review of planned remediation activities and environmental monitoring work over the next 31 years. An independent environmental consulting firm with prior experience at the site provided peer review of the revised estimate. The Company owns an additional 540 acres contiguous to the permitted site.

Ward Valley, California Formerly Proposed LLRW Disposal Facility. In 1993, the Company received a State of California license to construct and operate this facility to serve the Southwestern LLRW Compact. The Company alleged that the State abandoned its duty to acquire the project property from the federal government in a suit filed in State court seeking monetary damages. The trial court ruled against the Company in March 2003. Based on this adverse ruling, the Company wrote off the $20,951,000 deferred site development asset. In June 2003, the Company appealed. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. The Company considers the matter closed.

Butte, Nebraska Formerly Proposed LLRW Disposal Facility. The Company submitted an application to the State of Nebraska to construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission (“CIC”). Following proposed license denial by the State of Nebraska, the CIC, the Company and certain nuclear power utilities funding the project sued the State alleging bad faith in the license review process. In September 2002, the federal district court awarded plaintiffs $153 million in damages, including approximately $12 million owed the Company based on its contributions to the project and pre-judgment interest. In August, 2004, Nebraska and the CIC entered into a settlement which resulted in the State paying the CIC $154 million. The Company received $11,805,000 from the CIC on August 1, 2005. The Company considers the matter closed.

DISCONTINUED OPERATIONS

Oak Ridge, Tennessee LLRW Processing Facility. AERC, acquired in 1994, processed LLRW to reduce the volume of waste requiring disposal at licensed LLRW facilities. The plant, situated on 16 acres in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry. AERC’s processing services were never successfully integrated with the Company’s core disposal business, and management was unable to identify a viable business strategy to reverse the recurring losses that occurred at the facility since its acquisition. In December 2002, the Company ceased commercial operations and focused on efforts to remove customer waste from the plant site and market the business’ physical assets for sale. On June 30, 2004, the Company transferred substantially all of the assets and liabilities of these discontinued operations to Toxco, Inc. (“Toxco”). The Company transferred $2,060,000 in Property and $1,650,000 in cash to Toxco in exchange for Toxco’s assumption of $4,640,000 of Closure and Other Liabilities. When combined with reductions in liabilities, the transaction resulted in a gain on sale of approximately $930,000. This gain was recognized during the second quarter of 2004.

Robstown, Texas Municipal Solid Waste Landfill. In July 2000, the Company began operation of a municipal and industrial waste landfill adjacent to subsidiary US Ecology Texas’ hazardous and industrial waste treatment and disposal facility. In 2003, the Company sold the El Centro landfill to a subsidiary of Allied Waste Industries, Inc. (“Allied”) for $10 million cash at closing and future volume-based royalty payments of at least $215,000 annually. Once Allied has paid the Company $14,000,000, it will no longer be obligated to pay annual minimum royalties, but may still be required to pay royalties if El Centro waste volumes reach specified levels. Combined with reductions in liabilities and the recognition of minimum royalties, the transaction resulted in a net gain on sale of approximately $4.9 million which was recognized in the first quarter of 2003.

INDUSTRY

In the 1970s and 1980s industry growth was driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the clean up of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to minimize waste production. The volume of waste shipped for disposal from Superfund and other properties also diminished as many contaminated sites were cleaned up. Improved waste management by generators coupled with excess commercial disposal capacity and a maturing federal Superfund program created highly competitive market conditions that still apply today.

Management believes that a baseline demand for hazardous waste services will remain, but that this demand will fluctuate (increase and decrease) in response to both general economic conditions and specific clean-up projects. Management further believes that the ability to deliver specialized niche services, while aggressively competing for large volume projects and non-specialized commodity business, will differentiate successful from less successful companies going forward. The Company’s 2001 acquisition of its Grand View, Idaho facility and access to patented steel mill waste delisting technology, expanded approvals to manage certain hazardous, radioactive and mixed waste materials, operation of patented thermal treatment units at its Beatty, Nevada hazardous waste facility, and development of more cost-effective treatment processes for specific customer wastes reflect successful Company initiatives to increase market share and profitability. The Company’s Idaho rail transfer facility was expanded and road improvements were completed to better position the Company to serve large volume clean-up projects.

Over the past 20 years the commercial LLRW business has also experienced significant change. This is primarily due to failure of the LLRW Policy Act of 1980 (“Policy Act”) and interstate Compacts encouraged to be formed under the Policy Act to develop new disposal sites and related market responses. Past Company efforts to site new disposal facilities in Ward Valley, California and Butte, Nebraska to serve Compact regions were unsuccessful.

The Company’s Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of only two operating Compact disposal facilities in the nation. Both were in full operation for many years before passage of the Policy Act. While the Richland site has substantial unused capacity, it can only accept LLRW from the eleven western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by a competitor, is located in the Atlantic Compact. The Barnwell site is open to the entire nation until at least July 2008 but imposes much higher state fees.

Restricted access to the Company’s Richland, Washington facility, Barnwell’s fee structure uncertain future availability, and the failure of the Compacts to establish new disposal facilities created a market opportunity for a privately held Utah disposal company. The Utah facility is licensed to accept a substantial subset of the LLRW which Congress made a state responsibility under the Policy Act. Increased disposal prices have also induced a number of businesses to offer LLRW processing and volume reduction services. The Company purchased its Oak Ridge facility in 1994 to participate in this market, along with other new market entrants. The LLRW volume reduction business experienced heavy price competition and a number of companies later ceased operations and/or declared bankruptcy. This heavy competition and the Oak Ridge facility’s reliance on disposal facilities operated by competitors to ship processed waste produced substantial losses leading to the Company’s decision to discontinue waste processing in late 2002 and sell the land, plant, and equipment of this business on June 30, 2004.

The significant rise in radioactive waste disposal prices at traditional LLRW facilities heightened demand for more cost-effective disposal of soil, debris, consumer products, industrial wastes and other materials containing low activity radioactive material including mixed wastes exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of low activity radioactive material is generated by federal clean-up projects. Management believes the expanded use of permitted hazardous waste disposal facilities to dispose of such materials is a safe, environmentally sound market response. The Company’s Grand View, Idaho RCRA hazardous waste facility has significantly increased waste volume throughput since 2001. The Company’s US Ecology Texas disposal facility is also permitted to accept, on a much more limited basis, this type of waste. Management believes the Company is well positioned to grow its low activity radioactive material business based on its industry reputation, its existing permits, its substantial experience handling radioactive materials at multiple facilities, its high volume waste throughput capabilities, and its competitive pricing.

PERMITS, LICENSES AND REGULATORY REQUIREMENTS

The Company’s hazardous, industrial, non-hazardous, and radioactive materials business is subject to extensive environmental, health, safety, and transportation laws, regulations, permits and licenses administered by federal, state and local agencies. The responsible agencies regularly inspect the Company’s operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. This body of law and regulations contribute to the demand for Company services and represent a significant obstacle to new market entrants.

RCRA provides a comprehensive framework for regulating hazardous waste handling, transportation, treatment, storage and disposal. Certain radioactive materials may also be managed under RCRA permits, as specifically authorized for the Company’s facilities near Grand View, Idaho and Robstown, Texas. RCRA regulation and permitting is the responsibility of the US EPA and state agencies delegated such authority. Listed chemical compounds and residues derived from listed industrial processes are subject to RCRA standards unless they are delisted through a formal rulemaking process such as the patented steel mill treatment employed at the Company’s Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls under RCRA diminish.

CERCLA and its amendments (“Superfund”) impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities, and on parties who arranged for the transportation of hazardous substances. Liability under Superfund may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites. Since waste generators face the same liabilities, they are motivated to minimize the number of commercial disposal sites utilized to manage their wastes. Commercial disposal facilities require authorization from the US EPA to receive CERCLA wastes. The Company’s three hazardous waste disposal facilities each maintain this authorization.

TSCA establishes a comprehensive regulatory program for treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the US EPA. The Company’s Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA permits.

The Atomic Energy Act of 1954 (“AEA”) and the Energy Reorganization Act of 1974 assign the NRC regulatory authority over the receipt, possession, use and transfer of specified radioactive materials, including disposal. The NRC has adopted regulations for licensing commercial LLRW processing and disposal sites, and may delegate regulatory and licensing authority to individual states. The NRC and U.S. Department of Transportation regulate the transport of radioactive materials. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for radioactive materials.

In 2004, Washington State voters approved an initiative referendum codified in State law as the Cleanup Priority Act. The law prohibits sites where mixed radioactive and hazardous wastes threaten the environment from adding off-site waste until cleanup is performed. The law provides that the State’s obligations under the Northwest LLRW Compact shall not be adversely affected. The federal government filed a lawsuit challenging the law, the outcome and effect of which is not known and may or may not affect the Company’s Richland operations.

The Energy Policy Act of 2005 (Public Law 109-58) amended the AEA to classify discrete NORM/NARM as byproduct material subject to NRC regulation. Individual states, including Washington, Idaho and Texas in which the Company conducts operations, have historically regulated NORM/NARM. NRC is developing regulations which may or may not affect Company operations. The law does apply for purposes of interstate Compacts ratified under the LLRW Policy Act.

The process of applying for and obtaining licenses and permits to construct and operate facilities accepting radioactive and hazardous waste is lengthy and complex. Management believes the Company has significant knowledge and expertise in this area. The Company also believes it possesses all permits, licenses and regulatory approvals currently required to maintain regulatory compliance and operate its facilities, and has the specialized expertise required to obtain additional approvals to continue growing its business in the future.

INSURANCE, FINANCIAL ASSURANCE AND RISK MANAGEMENT

The Company carries a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, environmental impairment liability, and other coverage customary to the industry. Management does not expect the impact of any known casualty, property, environmental or other contingency to be material to its financial condition, results of operations or cash flows.

Existing regulations require financial assurance to cover the cost of final closure and/or post-closure obligations at certain Company operating and non-operating disposal facilities. Acceptable forms of financial assurance include third party standby letters of credit, surety bonds and traditional insurance. Alternatively, facilities may be required to fund State-controlled escrow type or trust accounts during the operating life of the facility.

Through December 31, 2005, the Company has met its financial assurance requirements through insurance. Its current closure and post-closure policies were renewed on December 19, 2005 for three years. This renewal requires the Company to self fund $4.5 million of non-operating site closure and post-closure liability by May 19, 2006 and provide collateral equal to 15% of financial assurance through the term of the policy. While the Company expects to continue renewing these policies, if it were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action that could include the early closure of Company facilities. As of December 31, 2005, the Company provided letters of credit of $5,000,000 as collateral for financial assurance insurance policies of approximately $32,000,000 for closure and post-closure obligations. Management believes the Company will be able to maintain the requisite financial assurance policies. While the Company has been able to obtain financial assurance for its current operations, premium and collateral requirements may increase.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for potential claims, the Company maintains environmental impairment liability insurance and professional environmental consultant’s liability insurance for non-nuclear occurrences. For nuclear liability coverage, the Company maintains Facility Form and Workers Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of its facilities, suppliers and transporters. The Company purchases primary property, casualty and excess liability policies through traditional third party insurance carriers.

CUSTOMERS

The Company disposes of low activity radioactive material and hazardous waste under a five year contract with the USACE and steel mill air pollution control dust (KO61 waste) under individual multi-year steel mill contracts. The Company also manages transportation of wastes to its disposal facilities which may contribute significant revenue. The following customers accounted for more than 10% of the Company’s revenue in 2005, 2004 or 2003:

	% of Revenue for Year Ending
Customer	2005	2004	2003
U.S. Army Corps of Engineers	27	31	27
Shaw Environmental & Infrastructure, Inc.	-	-	18

MARKETS

Disposal Services. The hazardous waste treatment and disposal business is both competitive and sensitive to transportation costs. NRC-exempt radioactive material and other specialized niche services are less sensitive to these factors. Waste transported by rail is less expensive, on a per mile basis, than waste transported by truck.

The Company’s Robstown, Texas hazardous waste facility is geographically well positioned to serve refineries, chemical production plants and other industries concentrated on the Texas Gulf coast. The facility is also permitted to accept certain NORM and Texas-exempt radioactive materials and competes over a larger area for these wastes. Waste treatment at the Robstown facility was suspended following a July 1, 2004 fire in the facility’s waste treatment building. Treatment revenue previously represented approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility’s revenue. The Texas facility restored limited treatment services in December 2004, and full treatment services in a new treatment building on August 8, 2005.

The Company’s Beatty, Nevada facility primarily competes for business in the California, Arizona, Utah and Nevada markets. Due to the site’s superior geologic and climate conditions in the Amargosa Desert, the Nevada facility can compete for wastes shipped from more distant locations. The Nevada facility also competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty facility also offers thermal treatment services, primarily to customers in western states.

The Company’s Grand View, Idaho facility accepts wastes from across the nation and operates a Company-owned rail transfer station located adjacent to a main east-west rail line, generally allowing much lower cost transportation than by truck. The Idaho facility’s two primary markets are steel mill air pollution control dust, NORM and NRC-exempt radioactive materials and mixed wastes in concentrations specified by permit. Substantial waste volumes are received under a contract with the U.S. Army Corps of Engineers that is also utilized by other federal agencies and extends through May 13, 2009. Permit modifications have expanded disposal capabilities at the Idaho facility. Waste throughput has been significantly enhanced by the addition of track at the Company’s Idaho rail transfer station.

Waste stabilization, encapsulation, chemical oxidation and other treatment technologies are available at the Company’s Idaho, Nevada and Texas facilities to meet US EPA land disposal restrictions. This capability allows all three sites to manage a significantly broader spectrum of wastes than if pre-disposal treatment was not offered.

The Richland, Washington disposal facility serves LLRW producers in the eight member States of the Northwest Compact. The three Rocky Mountain Compact States are also eligible to use the facility subject to annual volume limits. Since US Ecology is a monopoly LLRW service provider under the Northwest Compact, the State of Washington approves the facility’s LLRW disposal rates. The site competes for NORM/NARM from customers across the country. NORM/NARM rates are not regulated, since a monopoly does not exist.

COMPETITION

The Company competes with large and small companies in each of the markets in which it operates. The radioactive, hazardous and non-hazardous industrial waste management industry is highly competitive. Management believes that its primary disposal competitors are Waste Management, Clean Harbors, Energy Solutions (formerly Envirocare of Utah), and Waste Control Specialists and that the principal competitive factors applicable to its business are:

▪	Price
▪	Specialized permits and “niche” service offerings
▪	Customer service
▪	Operational efficiency and technical expertise
▪	Environmental compliance and credibility with regulatory agencies
▪	Industry reputation and brand name recognition
▪	Transportation distance

Management believes the Company is competitive in the markets it seeks to serve and that it offers a nationally unique mix of services, including specialized patent rights and niche services which favorably distinguish it from competitors. Management further believes that its strong “brand” name recognition from 53 years of industry experience, excellent compliance record and customer service reputation, and positive relationships with regulators and host communities enhance its competitive position. While the Company is competitive, advantages exist for certain competitors that have technology, permits and equipment enabling them to accept additional wastes, that operate in jurisdictions imposing lower disposal taxes, and/or are located closer to where wastes are generated.

PERSONNEL

On February 21, 2006, the Company had 214 full time employees, of which 11 were members of the PACE union at its Richland, Washington facility.

ITEM 1A.	RISK FACTORS

Statements and information included in this Form 10-K that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future including sales, earnings per share, cost structure, market position, market growth opportunities and new services. The Company may make other forward-looking statements from time to time, including, but not limited to press releases, public conferences, public investor conference calls and webcasts. All forward-looking statements are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Some of these risks and uncertainties are discussed below.

The reader should carefully consider the following risk factors and other information in this Form 10-K. The risks and uncertainties described below are not the only ones the Company may face. Additional risks and uncertainties Not Known to us or that we now think are Immaterial may also impair the Company’s business operations. General risks that apply to most businesses also apply to the Company such as general economic conditions, availability of employees or other resources, inflation, seasonality, access to capital, natural disasters, acts of God, war, or terror. While not specified below, the Not Known, Immaterial, or General Risks could cause actual results to differ materially from those included in the forward-looking statements just as significantly as the specified risks below.

If any of the following specified risks were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. If that occurs, the trading price of the Company’s common stock could decline, and investors may lose all or part of their investment.

Key Personnel

We have a relatively flat management structure and experienced management team. The Company relies on the continued service of the Company’s senior management team to achieve its objectives. The unplanned or uncoordinated loss of any key management employee could adversely affect the Company’s business and its results of operations, as well as the price of the Company’s securities. Also, the Company’s future success depends on its ability to identify, attract, hire, train and motivate other highly skilled personnel. Failure to do so may adversely affect future results. On February 17, 2006, Senior Vice President and Chief Financial Officer Jim Baumgardner resigned to accept the position of Senior Vice President and Chief Financial Officer with SECOR International Inc., a full service environmental engineering and consulting firm headquartered in Redmond, Washington. Mr. Baumgardner will stay with the Company through March 24, 2006, to help ensure an orderly transition of his current duties. In accordance with the executive succession plan previously adopted by the Board of Directors, Vice President and Controller Michael Gilberg will be designated the Company’s principal accounting officer. No assurance can be given that the company will timely locate a successor Chief Financial Officer, and failure to do so may adversely affect future results

Compliance and Changes with Applicable Laws and Regulations

The changing regulatory framework governing the Company’s diverse business creates significant risks, including potential liabilities from violations of environmental statutes and regulations. Failure to timely obtain or comply with applicable federal, state and local governmental licenses, permits or approvals for the Company’s waste treatment and disposal facilities could prevent or inhibit us from operating the Company’s facilities and providing services, resulting in a potentially significant loss of revenue and earnings. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws and regulations may require that we modify existing operating licenses or permits, or that we obtain additional approvals. Any new governmental requirements that raise compliance standards or require changes in operating practices or technology requirements may impose significant costs. Failure to comply with applicable statutes, regulations, licenses and permits may result in the imposition of substantial fines and penalties and could adversely affect the Company’s ability to carry on its business.

The Company’s revenues are primarily generated as a result of requirements imposed on its customers under federal and state laws, regulations and programs to protect public health and the environment. If requirements to comply with these laws and regulations, particularly those relating to the treatment or disposal of PCB, hazardous, NORM/NARM and low-level radioactive waste, were substantially relaxed or less vigorously enforced, demand for the Company’s services could materially decrease and the Company’s revenues could be significantly reduced.

Exposure to Litigation

Because the Company’s personnel routinely handle radioactive, PCB and hazardous materials, we may be subject to liability claims by employees, contractors and other third parties. There can be no assurance that the Company’s existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in ongoing legal matters could also have a material adverse effect.

Access to Insurance and Financial Assurances

We are required by license, permit, and prudence to maintain various insurance instruments and financial assurances. Without cost-effective access to insurance and/or financial assurance products, the Company’s ability to operate its facilities would be materially and adversely affected. While we expect to renew these policies prior to expiration, no guarantee can be given that we will be able to renew or procure new financial assurance insurance on favorable terms. Inability to obtain cost-effective insurance and/or financial assurance could have a material adverse effect.

Implementation of New Technologies

We expect to introduce new technologies at Company facilities from time to time. We have experienced difficulties implementing new technologies in the past. If we cannot cost-effectively deploy new treatment technologies in response to market conditions and customer requirements, the Company’s business could be adversely affected.

Competitive Environment

We face competition from companies with much greater resources and potentially more cost-effective services. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste in the United States, or a decrease in the treatment or disposal fees charged by competitors could negatively affect the Company’s results of operations. The Company’s business is heavily affected by waste tipping fees assessed by state regulatory entities. These fees, which vary from state to state, are periodically adjusted. Such adjustments may significantly impact the competitive environment in which we conduct business either positively or negatively.

Economic Conditions Affecting The Company’s Customers

The Company’s hazardous waste facilities serve steel mills, refineries, chemical production plants and other basic industries that are, or may be, affected by general economic conditions. These industries may curtail waste production waste and/or delay spending on plant maintenance, waste clean-up work and other discretionary projects.

Potential Loss of Major Contracts

Customers periodically review their contracts with us and may, from time to time, opt not to renew or extend their disposal contracts. A loss of one or more of the Company’s large contracts could significantly reduce its revenues which could materially and adversely affect the Company’s results of operations.

Potential Fires or Other Incidents Limiting Operations

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident, such as the fire in 2004 at the Company’s Texas waste treatment facility, could impair one or more of the facilities from performing their normal operations which could have a material adverse impact on us.

Access to Cost Effective Rail Transportation Service

Revenue at the Company’s Grand View, Idaho facility is subject to potential risks from disruptions in rail transportation service. Large volumes of business and event business are routinely shipped to this facility by rail. Events such as strikes, natural disasters and other acts of God, war, or terror could delay shipments and reduce both volumes and revenues. In addition, rail service may be limited by economic conditions, including increasing demand for rail service resulting in sustained periods of slower service. During the second half of 2004 we experienced delays in receiving waste because the rail transporter serving the Idaho facility failed to meet anticipated schedules. No assurance can be given that we can procure transportation services at historic rates. Such factors could limit the Company’s ability to implement its growth plan and increase revenue at the Idaho facility.

Utilization of Net Operating Loss Carryforwards

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $20 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards (“NOLs”) that may be used to offset taxable income when a corporation has undergone significant changes in its ownership. Our ability to utilize NOLs may be limited by the sale of common stock presently registered. To the extent the Company’s use of NOLs is limited by Section 382, the Company’s income would be subject to cash payments of income tax earlier than it would if it were unable to fully use its NOLs.

Ability to Perform Contracts as Required

Certain contracts require us to meet qualitative and quantitative performance criteria for our services.  In some cases our ability to meet these criteria requires that we expend significant resources.  If we were unable to perform as required, we could be subject to substantial monetary penalties and/or loss of the affected contracts.

Significant Sales by the Selling Stockholders May Cause the Market Price of the Company’s Stock to Decline

Sales of a substantial number of the shares covered by the Form S-3 filed in July 2005 on behalf of two of the Company’s major stockholders, or the perception that such sales could occur, may adversely effect the market price of the Company’s common stock. Also, while we have no current plans to raise capital through the sale of additional equity securities, the sale of the shares covered by this offering could impair the Company’s ability to raise capital through the sale of such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company believes that its property and equipment are well maintained, in good operating condition and suitable for the Company’s current and projected needs. Company headquarters are located in Boise, Idaho in leased office space. AEC also leases a sales and administrative office in Washington. The following table describes the principal properties and facilities owned or leased by the Company.

CORPORATE	FUNCTION	ACREAGE	OWN/LEASE

Boise, Idaho	Corporate office	10,925 sq. ft.	Lease

OPERATING DISPOSAL FACILITIES

Beatty, Nevada	Treatment and disposal facility	80 acres	Lease

Grand View, Idaho	Treatment and disposal facility	1,252 acres	Own
	Clay source	158 acres	Own

Elmore County, Idaho	Rail transfer station	349 acres	Own

Robstown, Texas	Treatment and disposal facility	240 acres	Own
	Adjacent land for expansion	200 acres	Own

Robstown, Texas	Planned rail transfer station	186 acres	Own

Richland, Washington	Disposal facility	100 acres	Sublease

NON-OPERATING DISPOSAL FACILITIES

Bruneau, Idaho	Closed disposal facility	83 acres	Own

Sheffield, Illinois	Closed disposal facility	204 acres	Own

Sheffield, Illinois	Closed disposal facility	170 acres	Own

Winona, Texas	Non-operating processing and deep well facility	540 acres	Own

The principal properties of the Company make up less than 10% of the total assets. The properties utilized are sufficient and suitable for the Company’s needs.

ITEM 3.	LEGAL PROCEEDINGS

US Ecology, Inc. v. The State of California, et al., Case No.GIC747562, Superior Court of the State of California for the County of San Diego

In 2000, subsidiary US Ecology, Inc., sued the State of California in State Court for monetary damages stemming from California’s alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In March 2003, the trial court ruled against the Company. The Company’s $20,951,000 deferred site development asset was written off based on this ruling. In June 2003, the Company appealed the ruling. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. The Company did not further appeal and the matter is considered closed.

Entergy Arkansas, Inc. et al, Central Interstate Low-Level Radioactive Waste Commission and US Ecology, Inc. (“Plaintiffs”) v. State of Nebraska, et al., Case No. 4:98CV3411, U.S. District Court, District of Nebraska

This action was brought in federal court in December of 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact (“CIC”). In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including prejudgment interest. Of this amount, USE’s share was $6.2 million plus $6.1 million for prejudgment interest. The State appealed the judgment in June 2003. In February 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. In August 2004, Nebraska and the CIC entered into a $154 million settlement which was paid, on a discounted basis, to the CIC on August 1, 2005. The CIC then paid the Company $11,805,000, fully resolving its claim on the Nebraska settlement proceeds. The matter is considered closed.

Manchak v. US Ecology, Inc., U.S. District Court for the District of Nevada, Case No. CV-S-97-0655.

In 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak’s subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in 2003. Manchak appealed these rulings. On March 18, 2005, the United States Court of Appeals for the Federal Circuit affirmed the lower Court’s ruling rejecting Manchak’s claim. The matter is considered closed.

David W. Crow v. American Ecology Corporation, U.S. District Court of Harris County, Texas; 280th Judicial District.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options were exercisable for ten years. Crow’s complaint alleged breach of written and oral contract and fraudulent inducement and sought declaratory judgment that Crow was entitled to purchase 150,000 shares of stock for $4 per share. Crow estimated his damages at between $1,050,000 and $1,258,500. The lawsuit, initially filed in Texas District Court was removed to federal court. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company’s motion of summary judgment. In early July 2005, the deadline for timely appeal passed without any known filing by Crow. The matter is considered closed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Ecology Corporation common stock is listed on the NASDAQ National Market System under the symbol ECOL. As of February 21, 2006 there were approximately 4,000 common stockholders. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2005		2004

Period	High	Low	High	Low

1st Quarter	$13.23	$10.75	$8.95	$6.28
2nd Quarter	17.97	10.85	12.10	8.49
3rd Quarter	19.62	16.30	11.77	8.85
4th Quarter	19.66	14.12	12.15	10.09

The Company has paid the following dividends on Common Stock during the last two years:

Record Date	Date Paid	Dividend Per Share	Dividends Paid
September 30, 2004	October 15, 2004	$0.25	$4,345,000
July 1, 2005	July 15, 2005	$0.15	$2,645,000
October 3, 2005	October 14, 2005	$0.15	$2,646,000
January 2, 2006	January 13, 2006	$0.15	$2,661,000

In August 2000, the Company established a credit facility with Wells Fargo Bank. This credit facility, which has been extended and amended several times, currently provides the Company with $15.0 million of unsecured borrowing capacity and matures on June 15, 2008. This credit facility allows for annual dividends on outstanding capital stock as long as an event of default has not occurred, and will not occur as a result of the dividend.

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

On February 18, 2004, the Company redeemed a warrant to purchase 1,349,843 shares of common stock for $5,500,000. The warrant was issued in 1998 as part of the settlement with the Company’s former primary bank, and enabled the bank to acquire 1,349,843 common shares for $1.50 each.

ITEM 6.	SELECTED FINANCIAL DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

(Dollars in thousands, except per share amounts)

Years ended December 31,	2005	2004	2003	2002	2001

Revenue	$79,387	$54,167	$57,047	$46,789	$40,175
Income from operations	$19,432	$13,148	$9,749	$8,935	$2,991
Loss on write off of Ward Valley development costs	$--	$--	$(20,951)	$--	$--
Gain on settlement of Nebraska litigation	$5,327	$--	$--	$--	$--
Income tax benefit from reversal of valuation allowance	$--	$14,117	$--	$8,284	$--
Income tax expense (benefit)	$9,676	$5,285	$72	$(221)	$186
Cumulative effect of change in accounting principle	$--	$--	$--	$13,141	$--
Income (loss) from discontinued operations	$--	$1,047	$2,477	$(10,464)	$(2,189)
Net Income	$15,438	$23,410	$(8,592)	$18,771	$802
Preferred stock dividends accrued	$--	$--	$64	$398	$398

Shares used to compute income (loss) per share (000’s)	17,570	17,226	16,604	14,311	13,738

Total assets	$89,469	$77,233	$66,626	$87,125	$86,824

Long-term debt, net of current portion	$--	$2,734	$4,200	$8,344	$4,436

Shareholders’ equity	$63,959	$51,611	$36,351	$45,948	$26,416

Current ratio (current assets divided by current liabilities)	3.5:1	2.3:1	2.10:1	1.47:1	0.65:1

Return on average equity (net income divided by average equity)	26.7%	53.2%	(20.9)%	51.9%	3.1%

Dividends declared per common share	$0.30	$0.25	$--	$--	$--

Capital expenditures	$19,426	$4,984	$6,270	$2,737	$4,009
Depreciation, amortization and accretion expense	$6,775	$5,957	$6,973	$6,604	$4,076

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a hazardous, non-hazardous, industrial and radioactive waste services company providing treatment and disposal services to commercial and government entities including but not limited to, nuclear power plants, refineries, chemical production plants, steel mills, the U.S. Department of Defense, medical facilities, universities and research institutions. The majority of revenues are derived from fees charged for waste treated and disposed of at Company-owned facilities. The Company also manages transportation of wastes to its facilities which contributes significant revenue. Fees are also charged for waste packaging, brokering and transportation to facilities operated by other service providers. The Company and its predecessors have been in business for more than 50 years.

On June 8, 2005, the Company entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of an estimated one million tons of chromite ore processing residue over an estimated four to five year period. A $3,500,000 advance payment was received from, and will be credited back to Honeywell during the contract term. Disposal of Honeywell waste at the Company’s Grand View, Idaho facility began in July 2005. The contract provides that the Company will receive 99% of the material shipped off-site for disposal and provides for deficiency fees when Honeywell is unable to provide waste to the Company, or the Company is unable to take waste provided. Similar contract terms were also entered into by the Company and its primary subcontractor.

On October 6, 2005, Honeywell filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site by 53%.On November 16, 2005, Honeywell notified the Company that it had filed a brief with the U.S. District Court to start excavation in the March 2006 timeframe. Honeywell indicated the additional time is required for completion and curing of the subsurface barrier wall that will surround the site and subsequent dewatering of the material that is necessary prior to excavation.

Due to the potential volume of waste available under this contract, the timing and ultimate volume of material shipped for off-site disposal may have a material impact on Company operations. While the Company is contractually entitled to receive 99% of the material shipped for off-site disposal, the contract contains cancellation provisions and no assurance can be made that Honeywell will ultimately ship further material for off-site disposal.

Due to the delay in completion and curing of the subsurface barrier wall, the Company is assessing Honeywell deficiency fees and is being assessed deficiency fees by its subcontractors.

Overall Company Performance

On a consolidated basis, the Company’s financial performance for the twelve months ended December 31, 2005, showed material improvement over 2004 and 2003 as measured by income from operations. Management believes this improvement is due to execution of management’s growth strategy and organizational changes implemented in 2002 and 2003 which resulted in strong performance at all four of the Company’s Operating Disposal Facilities. This strategy focused on increasing waste treatment and disposal throughput at the Company’s operating facilities, often through the bundling of transportation and disposal services, expanding higher margin “niche” services, reducing costs, implementing centralized information and accounting systems, reducing use of external consultants, and restructuring the sales function to increase revenue and earnings.

Management believes recent and future operating performance is driven by the Company’s core disposal business. A significant portion of the Company’s revenue is derived from government remediation projects, which are driven by state and federal appropriations and regulatory requirements. Since 2002, the USACE and federal contractors have represented the largest source of Company revenue.

Funding for the USACE FUSRAP program, which contracts with the Company for disposal, has remained generally constant. Management expects this to continue for the remaining four years of the contract, and understands that additional waste will require disposal for some years after its current contract expires. The US EPA and other federal agencies have also used this USACE contract to dispose of Superfund and other federal clean-up waste.

Superfund projects depend on site-specific fund availability. Federal funding levels have generally decreased since the early 1990s; however, major projects continue. The Company is currently accepting waste from several large multi-year federal Superfund projects. States also fund remediation projects. The majority of the Company’s 2003 Shaw E&I revenue derived from a remediation project funded by the State of New Jersey.

Private sector remediation projects are driven by regulatory agency enforcement actions and settlements, litigation, availability of private funds and other factors. To the extent privately funded remediation projects are discretionary, management believes a healthy national economy generally favors increased project availability.

The Company’s largest class of base business is from electric arc furnace steel mills. The Company treats and disposes of air pollution control dust from steel mills in several states at its Grand View, Idaho facility. Aggressive price competition from KO61 recyclers resulted in a loss of market share and revenue during 2003 and 2004. In February 2004, the Company entered into an agreement with Envirosafe Services of Ohio, Inc. (“ESOI”) to provide ESOI’s USEPA-approved KO61 “delisting” technology at the Company’s Robstown, Texas and Beatty, Nevada facilities. The Company plans to extend the regulatory fee advantages enjoyed by its Idaho operation to these other two facilities. No assurance can be given, however, that this strategy will result in new KO61 business.

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

Year to year comparisons from 2003 to 2005 are made difficult by multiple material, independent events including:
•	unusually high litigation expenses in early 2003 and write off of the Ward Valley, California litigation,
•	gain on sale of the El Centro landfill assets in early 2003,
•
costs to discontinue the Company’s Oak Ridge, Tennessee low-level radioactive waste processing business, remove waste from the premises and sell the discontinued operation’s primary assets in 2003 and 2004,

•	reversal in the second quarter of 2004 of the allowance on the Company’s deferred tax asset,
•	gain on sale of the discontinued Oak Ridge, Tennessee facility in the second quarter of 2004,
•	fire in the third quarter of 2004 in the Company’s Robstown, Texas waste treatment building,
•	increase in the amount reserved for future costs at the Sheffield hazardous waste facility,
•	gain on settlement of the Nebraska litigation in the third quarter of 2005,
•	business interruption insurance proceeds received in the fourth quarter of 2005,
•	increase in the amount reserved for future costs at the Winona hazardous waste facility.

These events are discussed in detail below.

2005 Events

Gain on settlement of Nebraska litigation: The Company submitted an application to the State of Nebraska to construct and operate a disposal facility under contract to the Central Interstate LLRW Compact Commission (“CIC”). Following proposed license denial by the State of Nebraska, the CIC, the Company and certain nuclear power utilities funding the project sued the State of Nebraska for monetary damages. In September 2002, the federal district court awarded plaintiffs $153 million in damages, including approximately $12 million to the Company based on its contributions to the project and pre-judgment interest. In August 2004 Nebraska and the CIC entered into a settlement which resulted in the State paying the CIC $154 million. The Company received $11,805,000 on August 1, 2005 fully settling its claim and resulting in a gain of $5,327,000.

Business interruption proceeds: The Company filed business interruption claims with its insurance carrier following a July 1, 2004 fire in the facility’s waste treatment building. During the fourth quarter of 2005 the Company received partial payments of $860,000 for revenue lost, and $315,000 of reimbursed expenses due to the fire. The Company continues to work with the insurance company in order to finalize payments under the claim.

Increase in the amount reserved for future costs at the Non-Operating Winona hazardous waste facility: During the fourth quarter of 2005 the Company increased its estimate for closure and post-closure costs at this site by $542,000. The revised cost estimate and increase in the related reserve was based on a review of planned remediation activities and environmental monitoring work. An independent environmental consulting firm with prior experience at the site provided peer review of the revised estimate. Including the $542,000, the updated reserve for the Winona hazardous waste disposal area is now $1,646,000. Closure work and post closure monitoring are estimated to continue for approximately 31 more years in accordance with permit and regulatory requirements.

2004 Events

Reversal of Allowance on Deferred Tax Asset: Following the June 30, 2004 sale of the discontinued Oak Ridge LLRW processing business, management reassessed its valuation allowance and determined that most of the Company’s deferred tax assets would likely be utilized prior to expiration. During the year ended December 31, 2004, the Company reversed $14,117,000 of the valuation allowance.

Sale of Oak Ridge Facility: On June 30, 2004, the Company transferred substantially all the primary assets and liabilities of its discontinued Oak Ridge Tennessee processing operation to Toxco, Inc. The Company transferred $2,060,000 in Property and $1,650,000 in Cash to Toxco in exchange for Toxco’s assumption of $4,640,000 of Closure and Other Liabilities. The Company recorded a $930,000 gain on the sale which is included as a Gain from discontinued operations in the Consolidated Statements of Operations.

Fire in the Robstown Texas Waste Treatment Building: Waste treatment at the Company’s Robstown Texas facility was suspended following a July 1, 2004 fire in the facility’s waste treatment building. Treatment revenue previously represented approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility’s revenue. While the Company is insured for property and equipment damage and business interruption, operational upgrades and loss of customer business impacted 2004 and 2005 financial performance. Any differences between the amounts ultimately paid and amounts recognized by the Company will impact 2006 financial performance. The Texas facility restored limited treatment services in December 2004 and full treatment services on August 8, 2005. During the year ended December 31, 2004 the Company recognized the impairment of $679,000 of assets involved in the fire offset by $954,000 of expected property insurance proceeds. The Company also recognized $431,000 of expected business interruption proceeds.

Increase in the amount reserved for future costs at the Non-operating Sheffield hazardous waste facility: During the fourth quarter of 2004 the Company increased its estimate for closure and post-closure costs at this site by $715,000. The revised cost estimate and increase in the related reserve was based on a review of planned remediation activities and environmental monitoring work. An independent environmental consulting firm with prior experience at the site provided peer review of the revised estimate. Post closure monitoring will continue for approximately 21 more years in accordance with permit and regulatory requirements.

2003 Events

Oak Ridge Asset Disposition: During 2003, the Company accrued $2,517,000 in costs to remove stored waste and prepare the facility for sale. This primarily reflects actual expenses, above initial estimates, incurred to dispose of specific wastes which were identified when the wastes were shipped to off-site service providers. $442,000 of these additional costs were accrued for expenses paid during 2004 in accordance with the provisions of EITF 94-3.

Ward Valley Litigation and Write-Off: Following an adverse March 2003 California state trial court decision in this matter, the Company wrote off $20,951,000 of deferred site development costs. This is reported as Loss on write off of Ward Valley facility development costs in the Consolidated Statement of Operations. Litigation and related costs totaling $1,786,000 were incurred and included in SG&A during 2003. The Company appealed the trial court ruling in 2003. The trial court ruling was affirmed in 2005, however, and no further appeals were made.

Sale of El Centro: On February 13, 2003, the Company sold the El Centro municipal waste landfill to Allied Waste and recognized a $4,909,000 gain on sale. This gain was included in discontinued operations during the quarter ended March 31, 2003.

RESULTS OF OPERATIONS

Operating Disposal Facilities, Non-operating Disposal Facilities, the discontinued Processing and Field Services operations and Corporate are combined to arrive at consolidated income. Continuing Operations is comprised of Operating Disposal Facilities, Non-operating Disposal Facilities, and Corporate. Only the Operating Disposal Facility segment reports significant revenue and profits. Revenue, costs and profits or losses in the discontinued Processing and Field Services segment are reflected in the consolidated financial statements in a single line item. The Non-operating Disposal Facility segment generates minimal revenues and does not generate profits. The Corporate segment generates no revenue and provides administrative, managerial and support services for the other segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table.

($ in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Discontinued Processing and Field Services	Corporate	Total
2005
Revenue	$79,331	$56		$--	$79,387
Transportation costs	22,302	--		--	22,302
Other direct operating costs	24,934	1,114		--	26,048
Gross profit (loss)	32,095	(1,058)		--	31,037
S,G&A	5,280	11		7,215	12,506
Business interruption insurance claim	(901)	--		--	(901)
Income (loss) from operations	27,716	(1,069)		(7,215)	19,432
Investment income	47	--		517	564
Interest expense	(8)	--		(165)	(173)
Insurance claims net of impairment	(49)	--		--	(49)
Gain on settlement of Nebraska litigation	--	5,327		--	5,327
Other income	13	--		--	13
Income (loss) before income tax	27,719	4,258		(6,863)	25,114
Income tax expense	--	--		9,676	9,676
Net income (loss)	$27,719	$4,258		$(16,539)	$15,438
Depreciation and accretion	$6,372	$377		$26	$6,775
Capital Expenditures	$19,409	$3		$14	$19,426
Total Assets	$55,444	$34		$33,991	$89,469
2004
Revenue	$54,090	$77	$--	$--	$54,167
Transportation costs	10,124	--	--	--	10,124
Other direct operating costs	19,682	1,091	--	--	20,773
Gross profit (loss)	24,284	(1,014)	--	--	23,270
S,G&A	4,581	29	--	5,943	10,553
Business interruption insurance claim	(431)	--	--	--	(431)
Income (loss) from operations	20,134	(1,043)	--	(5,943)	13,148
Investment income	68	--	--	135	203
Interest expense	(14)	--	--	(180)	(194)
Insurance claims net of impairment	275	--	--	--	275
Other income	42	19	--	38	99
Income (loss) before income tax and discontinued operations	20,505	(1,024)	--	(5,950)	13,531
Income tax expense (benefit)	--	--	--	(8,832)	(8,832)
Income (loss) before discontinued operations	20,505	(1,024)	--	2,882	22,363
Gain (loss) from discontinued operations	--	--	1,047	--	1,047
Net income (loss)	$20,505	$(1,024)	$1,047	$2,882	$23,410
Depreciation and accretion	$5,550	$375	$--	$32	$5,957
Capital Expenditures	$4,952	$--	$--	$32	$4,984
Total Assets	$37,217	$6,526	$--	$33,490	$77,233
2003
Revenue	$56,973	$74	$--	$--	$57,047
Transportation costs	12,609	--	--	--	12,609
Other direct operating costs	19,962	908	--	--	20,870
Gross profit (loss)	24,402	(834)	--	--	23,568
S,G&A	6,982	1,794	--	5,043	13,819
Income (loss) from operations	17,420	(2,628)	--	(5,043)	9,749
Investment income	--	--	--	347	347
Interest expense	(36)	--	--	(230)	(266)
Loss on writeoff of Ward Valley	--	(20,951)	--	--	(20,951)
Other income	35	89	--	--	124
Income (loss) before income tax and discontinued operations	17,419	(23,490)	--	(4,926)	(10,997)
Income tax expense	--	--	--	72	72
Income (loss) before discontinued operations	17,419	(23,490)	--	(4,998)	(11,069)
Gain (loss) from discontinued operations	4,994	--	(2,517)	--	2,477
Net income (loss)	$22,413	$(23,490)	$(2,517)	$(4,998)	$(8,592)
Depreciation and accretion	$6,515	$400	$--	$81	$6,996
Capital Expenditures	$6,582	$35	$451	$--	$7,068
Total Assets	$40,377	$6,550	$2,495	$17,204	$66,626

The following table sets forth Continuing Operations in the Statements of Operations for the three years ended December 31, 2005, as a percentage of revenue:

	Percentage of Revenues for the Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Operating costs	60.9	57.0	58.7

Gross profit	39.1	43.0	41.3
Selling, general and administrative expenses	15.8	19.5	24.2
Business interruption insurance claim	1.1	0.8	--

Income from operations	24.5	24.3	17.1
Other income (expense), net	7.1	0.7	(36.4)

Income (loss) from continuing operations before income taxes	31.6	25.0	(19.3)
Income tax expense (benefit)	12.2	(16.3)	0.1

Income from continuing operations	19.4	41.3	(19.4)

Results of Operating Disposal Facility Segment Operations

The following discussion and analysis addresses the Company’s Operating Disposal facility operations and does not include the results of Discontinued Operations, Non-Operating Facilities or Corporate for the 12 months ended December 31, 2005, 2004 and 2003.

Revenue

During the 12 months ended December 31, 2005, revenue from Operating Disposal facilities totaled $79,331,000. This was 47% higher than the $54,090,000 posted in 2004 and 39% higher than the $56,973,000 reported in 2003. Management believes the revenue growth experienced in 2005 resulted from its strategy to increase waste volume throughput and expand higher margin niche services. In 2005, revenue from the Company’s largest customer, USACE increased $5,112,000 or 31%, while revenue from the Company’s steel mill customers remained flat. The Company also experienced revenue growth in its clean-up business, including the Honeywell project, and with its refinery customers. In 2004 the Company secured a number of significant projects and base business customers, but was not able to sell comparable transportation and disposal services following the completion of a single large clean-up project in 2003. In 2004, Texas facility revenues were substantially reduced following the July 1, 2004 fire in the waste treatment building. The fire resulted in a 42% decrease in waste volumes and a 15% decrease in revenues from 2003 to 2004. The Texas facility resumed limited waste treatment on December 1, 2004 and full treatment services on August 8, 2005 following construction of a new waste treatment building.

The following table presents the percentage change in volume and average selling price from year to year from 2003 to 2005:

	2003-2004	2004-2005
Volume	2%	35%
Average Selling Price	(5)%	3%

Transportation Costs

During the 12 months ended December 31, 2005, transportation costs from Operating Disposal facilities totaled $22,302,000. This was 120% higher than the $10,124,000 posted in 2004 and 77% higher than the $12,609,000 reported in 2003. The significant increase in transportation costs is due to the Company’s strategy of bundling rail transportation with disposal services on large clean-up projects. This bundling increases the Company’s direct operating costs and reduces gross margin relative to revenue due to the lower or non-existent margins realized on the transportation component of the services. Management considers growth in earnings to be more important than margin and will continue to pursue this strategy in 2006. Transportation costs are variable except for approximately $1,750,000 that the Company will incur in 2006 for long term railcar leases and depreciation of purchased railcars.

Other Direct Operating Costs

Other direct operating costs represent costs that are directly related to waste treatment and disposal. These include labor, depreciation, fuel, waste treatment additives, laboratory testing and amortization of disposal cell “airspace” costs. Except for airspace and treatment additives, most of the Company’s other direct costs are fixed and do not materially vary with changes in waste volume. In 2005, other direct operating costs increased to $24,934,000 from $19,682,000 in 2004. Direct operating costs in 2003 were $19,962,000. The significant increase in 2005 for other direct operating costs over 2004 is due to a variety of expenses, including equipment repairs and facility maintenance performed in the fourth quarter of 2005 as the Company took advantage of Honeywell project delays and other downtime to perform maintenance. Labor costs increased at the Grand View facility as the site increased staffing to accommodate projected volume increases. Also contributing to higher labor costs were Board-approved discretionary bonuses paid to employees that were not covered by a formal bonus plan.

Selling, General and Administrative Expenses (“SG&A”)

SG&A associated with Operating Disposal facility operations increased by 15% in 2005 following a decrease of 34% in 2004. The higher SG&A in 2005 resulted from bonuses paid to site management, engineering & consulting for various activities, and higher site security costs. In 2004 decreases in overhead spending were achieved through improved procurement of goods and services, decreased reliance on external consultants and legal counsel and other cost control measures. In 2003, the Company installed centralized information and accounting systems that have increased the availability and timeliness of business information. During 2004, improved invoicing and monitoring of accounts receivable prompted the Company to revisit its methodology for accruing bad debt. This produced a benefit of $324,000 in 2004 versus bad debt expense of $407,000 and $160,000 in 2003 and 2005, respectively.

Operating Income

Operating income from the Operating Disposal facility segment in 2005 was $27,716,000, a 38% increase over the $20,134,000 posted for 2004. This was a 16% increase over the $17,420,000 posted in 2003. Increasing disposal volumes has driven the steady increase in operating income since 2003. The Company generated an operating margin from the Operating Disposal segment of 41% in 2005, compared to 37% in 2004 and 31% in 2003.

Results from Non-Operating Disposal Facilities

Revenue

Revenue generated by Non-Operating Disposal facilities represents amounts billable to third parties for services performed by the Company’s non-operating segment. In Nebraska, the Company was reimbursed by the Central Interstate Compact Commission (“CIC”) for allowable costs the Company incurred to support the CIC on the proposed Butte, Nebraska disposal site, related litigation and a subsequent settlement reached with the State of Nebraska (see Legal Proceedings above). The States of Illinois and Nevada pay the Company to maintain and monitor closed low-level radioactive waste sites that were returned to those states for perpetual care and maintenance. For the 12 months ended December 31, 2005, revenue generated from closed sites was $56,000, which was a $21,000 and $18,000 decrease from revenue generated in 2004 and 2003, respectively. With the Nebraska litigation settled the Company will not receive further revenue from the CIC.

Other Direct Operating Costs and SG&A

Non-Operating Disposal Facilities incur primarily legal and consulting expenses to maintain or license the facilities for initial use, and labor costs required to properly close and maintain facilities subsequent to use. During the year ended December 31, 2005, the Company recognized $542,000 of direct operating costs at the Winona, Texas facility due to an increased estimate of the costs necessary to close and subsequently monitor the facility. During the year ended December 31, 2004, the Company recognized $715,000 of direct operating costs at the Sheffield, Illinois facility due to an increased estimate of the costs necessary to remediate and monitor the facility. For the years ended 2005, 2004 and 2003, the Company reported $1,069,000, $1,043,000 and $2,628,000, respectively, in operating losses for the formerly proposed California and Nebraska disposal site development projects and to close and maintain facilities subsequent to operational use. Legal expenses of $9,000, $26,000 and $1,919,000 were incurred in 2005, 2004 and 2003, respectively, on the formerly proposed California and Nebraska disposal sites. No further legal expenses are expected in 2006 due to the completion of the California and Nebraska litigation.

Results for Corporate

SG&A

The Company has centralized accounting, information systems and certain operational and sales functions in the Boise office. This resulted in reassignment of related costs from the operating disposal facilities to the Corporate Office. Centralized information systems implemented in 2003 have increased the availability and timeliness of operating information and accelerated customer invoicing. The Company has also improved accounts receivable management, resolved multiple longstanding lawsuits, reducing legal fees and freed up time and resources to focus on growing the business. During the 12 months ended December 31, 2005, Corporate SG&A totaled $7,215,000, or $1,272,000 higher than the $5,943,000 posted in 2004, and $2,172,000 higher than the $5,043,000 reported in 2002. For the 12 months ended December 31, 2005 and 2004, the Company accrued $906,000 and $934,000 for payment of bonuses to selected executives under the American Ecology Corporation Management Incentive Plan (“MIP”). The remainder of the increase in SG&A was primarily for sales commissions, director fees, and accounting and consulting fees incurred to support efforts to comply with Section 404 Internal Controls requirements and the related assessment by its independent registered public accountant. For the year ended December 31, 2003 no bonus was earned or paid under the MIP.

Results of Discontinued Operations

In 2002, the Company entered into discussions regarding potential sale of its former municipal solid waste landfill in Texas and LLRW processing business in Tennessee and reclassified these business operations as discontinued operations consistent with Generally Accepted Accounting Principles (“GAAP”) set forth in FAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” and Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

El Centro Solid Waste Landfill, Robstown, Texas

On February 13, 2003, the Company sold its El Centro municipal and industrial waste landfill to a wholly-owned subsidiary of Allied Waste Industries, Inc. (“Allied”). The Company sold Prepaid Assets of $117,000 and Property, Plant, and Equipment of $6,930,000 which was subject to Closure/Post Closure Obligations of $1,098,000 for $10,000,000 cash and future royalty payments valued at $858,000. A $4,909,000 gain on sale was recognized in discontinued operations during the first quarter of 2003. Under the Agreement with Allied, Allied agreed to pay the Company minimum royalties of at least $215,000 annually. Once Allied has paid the Company $14,000,000, it will no longer be obligated to pay annual minimum royalties but will still be required to pay royalties based upon El Centro waste volumes. The Royalty Asset, valued at $858,000 as of February 13, 2003, represented the present value of 5 years of minimum royalty payments. As of December 31, 2003, the Royalty Asset was reclassified from Discontinued Operations to the Operating Disposal Facility Segment based on the ongoing nature of the payments. Annual payments in excess of $215,000, or payments subsequent to 2007, are included in Other Income at the time of receipt. During 2005, 2004 and 2003, Allied paid the Company $313,000, $300,000 and $237,000 in royalties, respectively. The table below provides financial information on El Centro landfill operations included in Discontinued Operations for the year ended December 31, 2003:

($ in thousands)
2003
Revenue	$462
Direct Operating costs	244

Gross profit	218
Selling, general and administrative expenses	155

Income (loss) from operations	63
Other income (expenses)	4,931
Gain (loss) from discontinued operations	$4,994

Low-level Radioactive Waste Processing and Field Services, Oak Ridge Tennessee

AERC processed LLRW to reduce the volume of waste requiring disposal at licensed radioactive waste facilities. The plant, situated on 16 acres of Company property in Oak Ridge, Tennessee, primarily served the commercial nuclear power industry. AERC lost more than $57 million since its purchase in 1994, including substantial operating and net losses in 2001 and 2002. Management concluded that a lack of core business integration with the Company’s disposal facilities and the highly competitive nature of the LLRW processing business would continue to prevent AERC from achieving profitability and action was taken to discontinue commercial operations and prepare the facility for sale. In 2003 and 2004, the Company incurred significant costs to remove waste from the facility and prepare the plant for sale. On June 30, 2004, the Company transferred substantially all the primary assets and liabilities of the discontinued business to Toxco, Inc. (“Toxco”). The Company transferred $2,060,000 in Property and $1,650,000 in Cash to Toxco in exchange for Toxco’s assumption of $4,640,000 of Closure and Other Liabilities. The Company recorded a $930,000 gain on the sale which is included as a Gain from discontinued operations in the Consolidated Statements of Operations. The table below provides financial information on the combined operations of the LLRW processing facility and Field Services included in Discontinued Operations for the two years ended December 31, 2004:

($ in thousands)
	2004	2003
Revenue	$--	$1,941
Direct Operating costs	--	2,038

Gross profit (loss)	--	(97)
Selling, general and administrative expenses	(117)	1,939

Gain (loss) from operations	117	(2,036)
Other gains (expenses)	930	(39)
Accrued charges	--	442
Gain (loss) from discontinued operations	$1,047	$(2,517)

Results of Consolidated Operations

Selling, General & Administrative Expenses

SG&A increased in 2005 from 2004 as the Company continued to build and upgrade infrastructure to support a larger business, and incurred higher costs for audit fees, bank fees, director fees and certain consulting expenses. However, in 2005 SG&A relative to revenue continued a three year trend decreasing to 16% of revenue in 2005, compared to 20% and 24% of revenue in 2004 and 2003, respectively. The Company currently projects 2006 SG&A to be comparable to 2005 SG&A or approximately $12,500,000.

Interest Income

Interest income represents earnings on cash balances, investments and notes receivable, which the Company traditionally maintained in minimal amounts prior to 2003. Interest income of $564,000 and $203,000 for the years ended December 31, 2005, and 2004, respectively, primarily represents available cash and short term investment balances earning interest at approximately 3% and 2%. Interest income was $347,000 for the year ended December 31, 2003, of which $302,000 was earned on a 1996 Federal Income Tax refund received in the third quarter of 2003. The Company currently projects approximately $700,000 in 2006 interest income based on investments earning interest at approximately 4%
.
Interest Expense

Interest expense was $173,000, $194,000, and $266,000 in 2005, 2004 and 2003, respectively. In October 2002, the Company refinanced an 8.25%, $8,500,000 industrial revenue bond with a variable rate $7,000,000, five year fully amortizing term loan which was paid off in full in December 2005. Interest expense is expected to decrease in 2006 due to all debt being paid off as of December 31, 2005 and no current usage of the line of credit.

Other Income (Expense)

Other income (expense) was $13,000, $99,000, and $124,000 for 2005, 2004 and 2003, respectively. The Other income account is used to record business activities that are not a part of the Company’s current year ordinary and usual revenues and expenses. The following table summarizes these transactions outside the normal business scope.

($ in thousands)
	As of December 31,
Other Income	2005	2004	2003
Payments received in excess of royalty agreement	$85	$85	$22
Other miscellaneous income (expense), net	3	(53)	(14)
Gain (loss) on sale and rent of property rights	(75)	23	108
Data services sold	--	44	8
Total Other Income (Expense)	$13	$99	$124

Income Taxes

Effective income tax rates were 39%, (65)%, and 1% for the fiscal years 2005, 2004 and 2003 respectively.

At December 31, 2005, the Company had approximately $9,735,000 in net deferred tax assets for income tax purposes, of which approximately $2,302,000 of state tax benefits are not currently expected to be utilized and for which a valuation allowance remains. Approximately $19,893,000 of Federal net operating loss carry forwards (“NOLs”) are available to the Company as of December 31, 2005.

Until June 30, 2004, uncertainties about future income and disposition of AERC assets in Oak Ridge limited the reliability of estimates on potential future use of NOLs. Following the June 30, 2004 sale of the discontinued Oak Ridge Processing Facility, management reassessed the valuation allowance and determined that most of the Company’s deferred tax assets would likely be utilized prior to expiration. As a result, a $14,117,000 reduction in the valuation allowance was recorded during the year ended December 31, 2004.

The Company periodically assesses the adequacy of the valuation allowance. Due to the amount of federal deferred tax assets available to the Company, regular federal income tax is not expected to be due during 2006. Federal alternative minimum tax of approximately 2% of income will continue to be paid in 2006 along with state taxes of approximately 6% of income. The Company expects that in 2007 it will begin paying regular federal income taxes.

The Company paid $1,806,000, $335,000, and $93,000 in Federal, state and local income and franchise taxes for fiscal years 2005, 2004 and 2003, respectively.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2005, the Company’s working capital position had increased to $32,017,000, compared to working capital of $17,314,000 and $12,805,000 at December 31, 2004 and 2003, respectively. This improvement was primarily due to retained earnings from operations, classification of a portion of the deferred tax asset as a current asset, and receipt of $11,805,000 in settlement proceeds from the Nebraska litigation.

The Company’s current ratio improved to 3.5:1.0 at December 31, 2005 compared with 2.3:1.0 and 2.1:1.0 for years ended 2004 and 2003, respectively. Liquidity, as measured by day’s receivables outstanding (“DRO”), was stable at 60 days in 2005 and 2004, down from 68 in 2003. Management will continue to focus on DRO in 2006 and applied additional resource to collections in 2005, although DRO is expected to increase in 2006 due to the extended terms agreed to with Honeywell International, Inc.

In addition to improving liquidity, leverage has markedly improved as measured by the Company’s total liabilities to equity ratio. At December 31, 2005, the total liabilities to equity ratio had decreased to 0.4 to 1 from 0.5 to 1 and 0.8 to 1 at December 31, 2004 and 2003, respectively. This decrease reflects retention of earnings above dividends paid, and the net retirement or reduction of $4,765,000 of liabilities since 2003. The reduction in liabilities was primarily the result of the December 2002 discontinuation of the Oak Ridge, Tennessee business and related June 30, 2004 asset sale. In late 2005, the Company retired all outstanding indebtedness under a term loan with its primary bank.

Sources of Cash

As of December 31, 2005, the Company continued to maintain an unsecured credit agreement with Wells Fargo Bank with a June 15, 2008 maturity date. At December 31, 2005 and 2004, the outstanding balance on the revolving line of credit was $0. The Company borrows and repays according to business demands and availability of cash and currently commits $5,000,000 of the $15,000,000 maximum line of credit as collateral for insurance policies.

The Company’s operations have produced an average of approximately $20,000,000 a year in cash flow over the past three years. Management expects cash flow from operations in 2006 to approximate the prior three years average. Additionally, $19,855,000 in cash on hand and short term investments existed at December 31, 2005.

Uses of Cash

Management has budgeted capital spending of approximately $12,000,000 in 2006. Of this amount, $3.8 million (or 32%) is allocated for new railcars. The Company expects to own 150 railcars by the end of the first quarter of 2006. $2,275,000, or 19% of 2006 capital spending is allocated for construction of additional cell space at the Texas facility. 2005 capital spending totaled $19,426,000, primarily for $5,500,000 for new railcars, $4,200,000 for additional cell space at the Idaho facility, and $3,300,000 for design and construction of a new treatment building at the Texas facility.

The Company’s current closure and post-closure policies were renewed December 19, 2005 for three years. Under terms of the renewal, the Company agreed to self fund $4.5 million of non-operating site closure and post-closure liability by May 19, 2006 and provide collateral equal to 15% of financial assurance through the term of the policy. The Company currently reserves $5 million under its $15 million line of credit for collateral for the financial assurance program.

The Company has paid the following dividends on Common Stock during the last two years:

Record Date	Date Paid	Dividend Per Share	Dividends Paid
September 30, 2004	October 15, 2004	$0.25	$4,345,000
July 1, 2005	July 15, 2005	$0.15	$2,645,000
October 3, 2005	October 14, 2005	$0.15	$2,646,000
January 2, 2006	January 13, 2006	$0.15	$2,661,000

While there is no formal requirement to continue paying dividends, the Board of Directors may, at its discretion, choose to continue to pay dividends to shareholders.

On January 21, 2005, the Company committed to a five year operating lease for 152 rail cars at $475 a month per car. Additional rail car leases for fewer cars and shorter terms have also been entered into.

As of December 31, 2005, the Company expects to pay the following contractual obligations and commitments:

	Payments due by Year ($ in thousands)
	2006	2007-2008	2009-2010	Beyond 2010	Total
Recorded Liabilities
Closure and Post Closure Liabilities	$1,127	$5,414	$10,606	$26,479	$43,626
Commitments
Dividend Commitment	2,661	--	--	--	2,661
Rail Car Purchase Commitment	5,500	--	--	--	5,500
Operating Lease Commitments	1,760	2,635	1,824	302	6,521

Total Contractual Obligations	$11,048	$8,049	$12,430	$26,781	$58,308

Note: Closure and Post Closure Liabilities are shown in the above table at their expected payment amount rather than the discounted liability amount shown on the balance sheet.

Since 2003, significant cash has been generated through earnings and asset sales. Proceeds were used primarily to construct new disposal cells and waste treatment facilities, replace and upgrade equipment, acquire property for future expansions, improve the Company’s capital structure, pay dividends, and prepare the Company’s former Oak Ridge assets for sale. Management believes that cash on hand, short term investments, cash flow from operations and borrowings under the line of credit will be sufficient to meet projected cash needs for the foreseeable future.

OTHER MATTERS

Environmental Matters

The Company maintains reserves and insurance policies for costs associated with future closure and post-closure obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on independent engineering evaluations and interpretations of current regulatory requirements which are periodically updated. Accounting for closure and post-closure costs includes final disposal unit capping, and soil and groundwater monitoring and maintenance costs required after a site is properly closed. The Company believes it has made adequate provisions through reserves and the insurance policies for these future obligations.

The Company estimates that its future closure and post-closure costs for all facilities was approximately $44,000,000 at December 31, 2005, with a median payment year of 2027. This compares to recorded closure and post-closure costs for facilities in Continuing Operations of $11,687,000, $11,627,000 and $11,023,000 for 2005, 2004 and 2003, respectively. The Company’s financial assurance insurance policy for closure and post closure obligations expires in December 2008.

Through December 31, 2005, the Company has met its financial assurance requirements through insurance. Its current closure and post-closure policies were renewed on December 19, 2005 for three years. This renewal requires the Company to self fund $4.5 million of non-operating site closure and post-closure liability by May 19, 2006 and provide collateral equal to 15% of financial assurance through the term of the policy. While the Company expects to continue renewing these policies, if it were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action that could include the early closure of Company facilities. As of December 31, 2005, the Company provided letters of credit of $5,000,000 as collateral for financial assurance insurance policies of approximately $32,000,000 for closure and post-closure obligations. Management believes the Company will be able to maintain the requisite financial assurance policies. While the Company has been able to obtain financial assurance for its current operations, premium and collateral requirements may increase.

Management believes that undertaking its environmental obligations will not have a material adverse effect on the financial condition of the Company. Operation of disposal facilities creates operational, closure and post-closure obligations that could result in unforeseen monitoring and corrective action costs. The Company cannot predict the likelihood or effect of all such costs, new laws or regulations, litigation or other future events affecting its facilities.

Seasonal Effects

Market conditions generally have a larger effect on revenue than does seasonality. Operating revenue is generally lower in the winter months, however, and increases when short term, weather-influenced cleanup projects are most frequently undertaken. While large multi-year cleanup projects tend to continue in winter months, the volume of waste shipped for disposal may decrease due to weather.

New Accounting Pronouncements

Determining Amortization Period for Leasehold Improvements

In June 2005, the EITF issued EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). EITF 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provision of EITF 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-06 during the three months ended September 30, 2005 did not have a material affect on the Company’s consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The consensus was ratified by the FASB at their October 13, 2004 meeting. The effective date of the consensus in this Issue has been postponed indefinitely at the November 17-18 EITF meeting. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

Determining Whether to Report Discontinued Operations

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

Accounting for Conditional Asset Retirement Obligation

On March 30, 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143, was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have a material impact on the financial statements.

Share Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will require the Company to recognize the fair value of options issued to employees or the Board of Directors over the period in which the option is earned. The Company previously accounted for stock-based compensation using the intrinsic value method under APB Opinion No. 25, which is superseded by the revised SFAS No. 123 for options earned subsequent to December 31, 2005. Under the revised SFAS No. 123 at December 31, 2005, the Company has issued-but unvested options that, if earned, will result in the following compensation expense being recognized through the first quarter of 2006 when all remaining options will be vested:

Pro Forma
($ in thousands)	Compensation Expense

Fair value of options earned during the first quarter of 2006	$47

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the years ended December 31:

($ in thousands, except per share amounts)	2005	2004	2003
Net income (loss), as reported	$15,438	$23,410	$(8,592)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(415)	(855)	(980)
Pro forma net income (loss)	$15,023	$22,555	$(9,572)

Earnings per share:
Basic - as reported	$.88	$1.36	$(.52)
Basic - pro forma	$.86	$1.31	$(.58)
Diluted - as reported	$.86	$1.32	$(.52)
Diluted - pro forma	$.84	$1.27	$(.58)

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements, management makes many estimates and assumptions that affect the Company’s financial position and results of operations. Accounting for the 2004 Texas Fire, Disposal Facility Accounting, Litigation, and Income Taxes involve subjective judgments, estimates and assumptions that would likely produce a materially different financial position and result of operation if different judgments, estimates, or assumptions were used. These matters are discussed below. Additional information concerning significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements.

Accounting for the 2004 Texas fire
On July 1, 2004, a fire in the Robstown, Texas facility’s waste treatment building resulted in a property claim for Property and Equipment damage as well as lost revenue from business interruption. As of December 31, 2005, the Company has fully impaired the $679,000 in book value of assets damaged in the fire and recognized and received $905,000 of property insurance proceeds. As of December 31, 2005, the Company had filed approximately $2,200,000 in business interruption insurance claims with its insurance carrier of which $1,291,000 has been recognized and $1,175,000 has been received. The Company has a receivable for $157,000 of incremental costs due to the fire and is working with its insurer to resolve its remaining claim. No assurance can be given that the Company can collect any additional funds for this claim.

Disposal Facility Accounting
In general terms, a cell development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space is filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

▪	Personnel and equipment costs incurred to construct new disposal cells are identified and capitalized as a cell development asset.

▪
The cell development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping filled disposal cells.

▪
The closure liability is the present value of a current cost estimate prepared by an independent engineering firm of the costs to close, maintain and monitor disposal cells. Management estimates payment timing and then accretes the current cost estimate by an estimated cost of living increase (~1.5%). It then discounts (at ~9.3%) the accreted current cost estimate back to its present value. Final closure liability obligations are currently estimated as being paid through 2054.

Litigation
The Company is involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. During 2003, the Company recorded a loss of $20,951,000 following an adverse trial court ruling in California that cast significant doubt on the Company’s ability to recover its investment in the formerly proposed Ward Valley LLRW disposal site. Conversely, until August 2005 the Company held a $6,478,000 deferred site development asset representing a share of the monetary damages specified in an August 2004 settlement agreement between the Central Interstate Compact Commission (“CIC”) and the State of Nebraska. In August 2005, the State of Nebraska paid the CIC and the CIC paid the Company $11,805,000 for complete resolution of the Company’s claim. The decision to accrue costs or write off assets is based on the specific facts and circumstances pertaining to each case and management’s evaluation of present circumstances.

Income Taxes
The Company has historically recorded a valuation allowance against its deferred tax assets in accordance with FAS 109, Accounting for Income Taxes. This past valuation allowance reflected management’s past belief that due to a history of tax losses, uncertainty regarding the disposition of the Oak Ridge assets, and prospects for the Company’s business at that time, it likely would not utilize portions of the deferred tax assets prior to their expiration. The valuation allowance is based on management’s contemporaneous evaluation of whether it is more likely than not that the Company would be able to utilize some or all of the deferred tax assets. During 2003, the Company did not have tax or book income due to the write-off of the Ward Valley facility development asset and the Company did not utilize the deferred tax asset. At June 30, 2004, the Company reassessed the valuation allowance based on the sale of its Oak Ridge assets, 2004 year-to-date pretax income and projections of continued profitability, and reversed a substantial amount of the remaining valuation allowance. This reversal resulted in an income tax (benefit) of $(8,832,000) for the year ended December 31, 2004. A valuation allowance of approximately $2,300,000 continues to be maintained for state tax benefits that are not currently projected to be utilized prior to expiration.

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

The Company has minimal interest rate risk on investments or other assets due to the Company’s preservation of capital approach to investments. At December 31, 2005, approximately $19,855,000 was held in cash or short term investments at terms ranging from overnight to three months. Together, these items earned interest at approximately 4% and comprised 22% of assets.

The Company has minimal interest rate risk on debt instruments due to the $0 debt balance as of December 31, 2005. Interest rate risk would exist upon usage of the line of credit for which the interest rate was 5.88% as of December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 2005, and 2004, and the results of their operations and their cash flows for each of the years in the three year period ending December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Ecology Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/S/Moss Adams, LLP

Los Angeles, California
February 17, 2006

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in 000’s except per share amounts)

	As of December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,641	$2,160
Short term investments	16,214	10,967
Receivables, net	13,573	8,963
Insurance receivable	157	1,285
Prepayments and other	3,183	1,469
Income tax receivable	1,248	185
Deferred income taxes	6,714	5,428
Total current assets	44,730	30,457

Property and equipment, net	40,896	27,363
Facility development costs	--	6,478
Other assets	822	462
Deferred income taxes	3,021	12,473
Total assets	$89,469	$77,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$--	$1,457
Accounts payable	3,665	3,022
Deferred revenue	1,261	724
State burial fees payable	1,454	1,446
Management incentive plan payable	1,272	934
Customer advances	1,535	--
Customer refunds	1,062	2,512
Accrued liabilities	1,337	725
Accrued closure and post closure obligation, current portion	1,127	2,323
Total current liabilities	12,713	13,143

Long term debt	--	2,734
Long term accrued liabilities	485	441
Long term customer advances	1,752	--
Accrued closure and post closure obligation, excluding current portion	10,560	9,304
Total liabilities	25,510	25,622

Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, 1,000,000 shares authorized,
Common stock, $.01 par value, 50,000,000 authorized, 17,742,420 and 17,398,494 shares issued and outstanding	177	174
Additional paid-in capital	53,213	51,015
Retained earnings	10,569	422
Total shareholders’ equity	63,959	51,611

Total Liabilities and Shareholders’ Equity	$89,469	$77,233

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in 000’s except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
Revenue	$79,387	$54,167	$57,047
Transportation costs	22,302	10,124	12,609
Other direct operating costs	26,048	20,773	20,870

Gross profit	31,037	23,270	23,568
Selling, general and administrative expenses	12,506	10,553	13,819
Business interruption insurance claim	(901)	(431)	--

Income from operations	19,432	13,148	9,749
Interest income	564	203	347
Interest expense	(173)	(194)	(266)
Fire related property insurance claims net of impairment	(49)	275	--
Proceeds from settlement of Nebraska Litigation	5,327	--	--
Loss on write off of Ward Valley facility development costs	--	--	(20,951)
Other income	13	99	124

Income (loss) before income tax and discontinued operations	25,114	13,531	(10,997)
Income tax expense (benefit)	9,676	(8,832)	72

Income (loss) before discontinued operations	15,438	22,363	(11,069)
Income from discontinued operations (net of tax of $0)	--	1,047	2,477

Net income (loss)	15,438	23,410	(8,592)
Preferred stock dividends	--	--	64

Net income (loss) available to common shareholders	$15,438	$23,410	$(8,656)

Basic earnings (loss) per share	$.88	$1.36	$(.52)

Diluted earnings (loss) per share	$.86	$1.32	$(.52)

Dividends paid per common share	$0.30	$0.25	$--

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in 000’s)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$15,438	$23,410	$(8,592)
Adjustments to reconcile net income (loss)to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,775	5,957	6,973
Gain from discontinued operations	--	(1,047)	(2,477)
(Gain)/loss on disposal of property and equipment and on property claim, net	49	(204)	--
Income tax benefit on exercise of stock options	767	634	--
Loss on write off of Ward Valley facility development costs	--	--	20,951
Gain on settlement of Nebraska Litigation	(5,327)	--	--
Deferred income taxes	8,351	(9,615)	--
Stock compensation	180	--	38
Changes in assets and liabilities:
Receivables	(4,610)	3,633	(2,078)
Other assets, net	(2,138)	(605)	(206)
Closure and post closure obligation	(1,018)	(526)	(537)
Income taxes payable/receivable	(1,248)	(185)	715
Accounts payable and accrued liabilities	4,019	2,884	(218)
Net cash provided by operating activities	21,238	24,336	14,569

Cash flows from investing activities:
Capital expenditures	(19,426)	(4,984)	(6,270)
Proceeds from the sale of assets	1,339	383	--
Proceeds from the settlement of Nebraska Litigation	11,805	--	--
Transfers between cash and short term investments, net	(5,247)	(10,967)	--
Net cash used by investing activities	(11,529)	(15,568)	(6,270)

Cash flows from financing activities:
Dividends paid	(5,291)	(4,345)	--
Payments of indebtedness	(4,191)	(1,484)	(3,053)
Warrants purchased and canceled	--	(5,500)	--
Stock purchased and canceled	--	--	(231)
Retirement of Series D Preferred Stock	--	--	(6,406)
Stock options and warrants exercised	1,254	1,061	4,002
Net cash used by financing activities	(8,228)	(10,268)	(5,688)

Increase (decrease) in cash and cash equivalents	1,481	(1,500)	2,611
Net cash used by discontinued operations - operating activities	--	(1,304)	(4,703)
Net cash provided (used) by discontinued operations - investing activities	--	(1,650)	9,393
Net cash used by discontinued operations - financing activities	--	(60)	(762)
Cash and cash equivalents at beginning of year	2,160	6,674	135
Cash and cash equivalents at end of year	$3,641	$2,160	$6,674

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$173	$194	$266
Income taxes paid	1,806	335	93
Non-cash investing and financing activities:
Acquisition of equipment with notes/capital leases	--	--	168
Impairment of assets involved in July 1, 2004 fire	--	679	--
Recognition of insurance proceeds for assets involved in July 1, 2004 fire	--	854	--

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in 000’s, except per share amounts)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance, January 1, 2003	14,539,264	$1	$145	$55,789	$(9,987)	$45,948

Net loss	--	--	--	--	(8,592)	(8,592)
Common stock issuance	2,541,201	--	25	4,015	--	4,040
Dividends on preferred stock	--	--	--	--	(64)	(64)
Retirement of preferred stock	--	(1)	--	(4,749)	--	(4,750)
Common stock cancelled	(47,347)	--	--	(231)	--	(231)
Balance, December 31, 2003	17,033,118	$--	$170	$54,824	$(18,643)	$36,351

Net income	--	--	--	--	23,410	23,410
Common stock issuance	365,376	--	4	1,057	--	1,061
Dividends on common stock	--	--	--	--	(4,345)	(4,345)
Retirement of bank warrant	--	--	--	(5,500)	--	(5,500)
Tax benefit from stock options	--	--	--	634	--	634
Balance, December 31, 2004	17,398,494	$--	$174	$51,015	$422	$51,611

Net income	--	--	--	--	15,438	15,438
Common stock issuance	343,926	--	3	1,431	--	1,434
Dividends on common stock	--	--	--	--	(5,291)	(5,291)
Tax benefit from stock options	--	--	--	767	--	767
Balance, December 31, 2005	17,742,420	$--	$177	$53,213	$10,569	$63,959

The accompanying notes are an integral part of these financial statements

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

American Ecology Corporation, through its subsidiaries (collectively, the “Company” or “AEC”), provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as nuclear power plants, medical and academic institutions, steel mills, refineries and chemical manufacturing plants. The Company’s headquarters are located in Boise, Idaho.

The Company’s principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas L.P., a Texas Limited Partnership; US Ecology Washington, Inc., a Delaware corporation; and US Ecology Idaho, Inc., a Delaware corporation.

The Company operates within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. Prior to December 27, 2002, the Company operated a Low-Level Radioactive Waste (“LLRW”) Processing and Field Services business. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and low-level radioactive waste and naturally occurring and accelerator produced radioactive materials (“NORM/NARM”). The Non-Operating Disposal Facilities segment includes non-operating disposal facilities, a closed hazardous waste processing and deep-well injection facility, and two formerly proposed new disposal facilities.

The Operating Disposal Facilities segment includes the Company’s hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho, and Robstown, Texas, and its LLRW and NORM/NARM disposal facility in Richland, Washington. On February 13, 2003, the Company sold its El Centro, Texas municipal solid waste landfill facility. This facility was previously included in the Operating Disposal Facilities segment but was classified as a discontinued operation as of December 31, 2002 due to its pending sale.

The Non-Operating Disposal Facilities segment includes the closed hazardous waste disposal, processing, and deep-well injection facilities located in Sheffield, Illinois; Bruneau, Idaho; Beatty, Nevada; and Winona, Texas. The Company currently incurs costs for remediation and long-term monitoring and maintenance at its closed facilities. Two formerly proposed disposal facilities located in Butte, Nebraska and Ward Valley, California were involved in litigation that has been completed.

The Processing and Field Services segment previously aggregated, volume-reduced, and performed remediation and contamination removal services primarily for nuclear power plants. Processing and Field Services operations are included in the results of discontinued operations.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying financial statements are prepared on a consolidated basis. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents. The Company considers cash and cash equivalents to be balances with financial institutions available within 30 days of request.

Short Term Investments. Short term investments of $16,214,000 at December 31, 2005 shown as a current asset in the accompanying consolidated balance sheet consist of investments of quasi governmental institutions such as the Federal Home Loan Bank, or investments backed by Wells Fargo Bank. The investments are classified as available for sale and held at fair value which approximates their amortized cost. The investments have had maximum maturities of approximately three months and are expected to earn a slightly higher rate of return than investments in overnight securities. While the Company has been relatively conservative with these investments, the Company Investment Policy allows for maturities out to two years and a wide range of investment rated debt.

Financial Instruments. The recorded amounts of cash and cash equivalents, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments. The recorded amount of short and long-term borrowings approximates fair value as the interest rates approximate current competitive rates.

Receivables. Receivables are stated at an amount management expects to collect. Based on management’s assessment of the credit history of the customers having outstanding balances, it has concluded that potential unreserved future losses on balances outstanding at year-end will not be material.

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

The Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which sets and regulates rates for its disposal of low-level radioactive wastes. Annual revenue levels are established based on an agreement with the WUTC at amounts sufficient to cover the costs of operation and provide the Company with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on disposal volumes and radioactivity projections submitted by the Company and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, the Company is required to refund the excess collections to facility users on a pro-rata basis.

Unbilled receivables. Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers, and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2005 were billed in the following month.

Deferred revenue. Advance billings or collections are recorded as deferred revenue, and recognized when related services are provided.

Operations held-for-sale. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS No. 144"). The Company adopted the provision of FAS No. 144 effective January 1, 2002. It is the Company's policy to classify the businesses the Company is marketing for sale as operations held-for-sale when: 1. management commits to a plan to sell or dispose of the operations; 2. the operations are made available for immediate sale; 3. an active program to locate a buyer has been initiated and; 4. the sale of the operations within one year is probable. The sale of certain assets within one year may be contingent on regulatory approvals. The carrying values of these assets are written down to estimated fair value, less estimated costs to sell. Estimates and certain contingencies exist that could cause actual results to materially differ from the estimated results for these operations. The Company discontinues depreciation on fixed assets for businesses that are classified as held-for-sale.

Property, Plant and Equipment. Property plant and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are charged to expense as incurred. During 2005, 2004 and 2003, maintenance and repair expenses charged to continuing operations were $1,980,000, $1,009,000, and $1,053,000, respectively. During 2005 significant expenses were incurred for repairs and maintenance on the Thermal Desorption units at the Beatty facility. During 2004 significant expenses were incurred for repairs and maintenance on water management systems, and in 2003 significant expenses were incurred for repairs and maintenance on buildings and monitoring wells.

The Company assumes no salvage value for its depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives
Vehicles and other equipment	3 to 10
Disposal facility and equipment	3 to 20
Buildings and improvement	5 to 40
New Rail Gondolas	40

Disposal cell development costs and accounting. Qualified disposal cell development costs are recorded and capitalized at cost. Capitalized cell development costs, net of recorded amortization, are added to estimated future costs of the permitted disposal cell to be incurred over the remaining construction of the cell to determine the amount to be amortized over the remaining estimated cell life. Estimated future costs are developed using input from independent engineers, and internal technical and accounting managers. Management reviews these estimates at least annually. Amortization is recorded on a unit of consumption basis, typically applying cost as a rate per cubic yard. Disposal facility site costs are expected to be fully amortized upon final closure of the facility, as no salvage value applies. Costs associated with ongoing disposal operations are charged to expense as incurred.

The Company has material financial commitments for closure and post-closure obligations for facilities it owns or operates. The Company estimates its future cost requirements for closure and post-closure monitoring based on Resource Conservation and Recovery Act (“RCRA”) and conforming state requirements and applicable permits. RCRA requires that companies provide the responsible regulatory agency an acceptable financial assurance for closure and post-closure monitoring of each facility for thirty years following closure. Estimates for final closure and post-closure costs are developed using input from the Company's technical and accounting managers and are reviewed by management at least once per year. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations during the required post-closure monitoring period. In August 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 143, Accounting for Asset Retirement Obligations (FAS 143), which established standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. The Company adopted these standards effective January 1, 2002. In accordance with FAS 143, the present value of the estimated closure and post-closure costs are accreted using the interest method of allocation so that 100% of the future cost has been incurred at the time of payment.

The Company has historically been successful in receiving approvals for proposed disposal facility expansions; however, there can be no assurance that the Company will be successful in obtaining future expansion approvals. In some cases, the Company may be unsuccessful in obtaining an expansion permit modification or the Company may determine that such a permit modification previously considered probable is no longer probable. The Company’s technical and accounting managers review the estimates and assumptions used in developing this information at least annually, and the Company believes them to be reasonable. If such estimates prove to be incorrect, the costs incurred in the pursuit of a denied expansion permit would be charged against earnings. Additionally, the disposal facility’s future operations would reflect lower profitability due to expenses relating to the decrease in life, or impairment of the facility.

Impairment of Long-lived assets. Long-lived assets consist primarily of property and equipment, facility development costs and deferred site development costs. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of possible impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operation of the remaining amortization period. If an impairment loss exists, the carrying amount of the related long-lived assets is reduced to its estimated fair value based upon discounted cash flows from operations. During 2004, the Company recorded an impairment charge of $679,000 for assets involved in the July 1, 2004 Texas fire and during 2003 the Company recorded impairment charges of $225,000 relating to certain discontinued operations.

Income taxes. Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense is the income tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Insurance. The Company is self-insured for health-care coverage of employees. Stop-loss insurance is carried, which assumes liability for claims in excess of $75,000 per individual or on an aggregate basis based on the monthly population. Accrued costs related to the self-insured health care coverage amounted to $163,000 and $131,000 at December 31, 2005 and 2004. The Company also maintains a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, the Company is insured for consultant’s environmental liability subject to a $100,000 self-insured retention.

New Accounting Pronouncements.

Determining Amortization Period for Leasehold Improvements

In June 2005, the EITF issued EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). EITF 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provision of EITF 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-06 during the three months ended September 30, 2005 did not have a material affect on the Company’s consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The consensus was ratified by the FASB at their October 13, 2004 meeting. The effective date of the consensus in this Issue has been postponed indefinitely at the November 17-18 EITF meeting. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

Determining Whether to Report Discontinued Operations

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

Accounting for Conditional Asset Retirement Obligation

On March 30, 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143, was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have a material impact on the financial statements.

Share Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will require the Company to recognize the fair value of options issued to employees or the Board of Directors over the period in which the option is earned. The Company previously accounted for stock-based compensation under APB Opinion No. 25, which is superseded by SFAS No. 123 for options earned subsequent to December 31, 2005. Under the revised SFAS No. 123 at December 31, 2005, the Company has issued but unvested options that, if earned, will result in the following compensation expense being recognized through the first quarter of 2006 when all remaining options will be vested:

($ in thousands)	Pro Forma Compensation Expense

Fair value of options to be earned during the first quarter of 2006	$47

Stock Options. At December 31, 2005, the Company has one stock-based compensation plan which is more fully described in Note 13. The Company currently accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31:

($ in thousands, except per share amounts)	2005	2004	2003
Net income (loss), as reported	$15,438	$23,410	$(8,592)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(415)	(855)	(980)
Pro forma net income (loss)	$15,023	$22,555	$(9,572)

Earnings per share:
Basic - as reported	$.88	$1.36	$(.52)
Basic - pro forma	$.86	$1.31	$(.58)
Diluted - as reported	$.86	$1.32	$(.52)
Diluted - pro forma	$.84	$1.27	$(.58)

Reclassification. Reclassifications have been made to prior year financial statements to conform to the current year presentation. These reclassifications have no impact on reported equity or net income available to common shareholders. In 2005 the Company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to Discontinued Operations, which in prior periods were on a combined basis as a single amount.

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

	Year Ended December 31,
($ in thousands except per share amounts)	2005	2004	2003

Income (loss) before discontinued operations	$15,438	$22,363	$(11,069)
Gain from operations of discontinued segments	--	1,047	2,477
Net income (loss)	15,438	23,410	(8,592)
Preferred stock dividends	--	--	64
Net income (loss) available to common shareholders	$15,438	$23,410	$(8,656)

Weighted average shares outstanding-
Common shares	17,570	17,226	16,604
Effect of dilutive shares
Stock Options	380	500	--

Fully diluted shares	17,950	17,726	16,604
Basic earnings (loss) per share from continuing operations	$.88	$1.30	$(.67)
Basic earnings per share from discontinued operations	--	.06	.15
Basic earnings (loss) per share	$.88	$1.36	$(.52)

Diluted earnings (loss) per share from continuing operations	$.86	$1.26	$(.67)
Diluted earnings per share from discontinued operations	--	.06	.15
Diluted earnings (loss) per share	$.86	$1.32	$(.52)

Note 4.	Use of Estimates and Assumptions

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Listed below are the estimates and assumptions that management considers to be significant in the preparation of its financial statements.

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

- Disposal Cell Development and Final Closure/Post-Closure Amortization -- The Company expenses amounts for disposal cell usage and final closure and post-closure costs for each cubic yard of waste buried at its disposal facilities. In determining the amount to expense for each cubic yard of waste buried, the Company estimates the cost to develop each disposal cell and the final closure and post-closure costs for each disposal cell. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third party engineering consultants, and Company technical and accounting managers. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

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

Major Customers. The Company manages the disposal of hazardous and radioactive waste under a contract with the U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program (“FUSRAP”), the transportation and disposal of waste for remediation projects, and the disposal of steel mill dust (KO61) under various contracts. The following customers accounted for more than 10% of revenue during any of the three years ending December 31:

	% of Revenue for Year Ending
Customer	2005	2004	2003
U.S. Army Corps of Engineers	27	31	27
Shaw E & I	--	--	18

Receivable balances from these customers as of December 31, were as follows ($ in thousands):

Customer	2005	2004
U.S. Army Corps of Engineers	$2,614	$1,892
Shaw E & I	--	--

Credit Risk Concentration. The Company maintains most of its cash and short term investments with Wells Fargo Bank in Boise, Idaho. Substantially all of the balances are uninsured and are not used as collateral for other obligations. Short term investments are quasi-governmental debt obligations, such as the Federal Home Loan Bank, or investments backed by Wells Fargo Bank, currently with a maximum maturity of approximately three months. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company’s credit evaluation process, except for receivables from the USACE and Honeywell International, Inc. for which significant credit risk exists, although mitigated due to the USACE being a Federal Agency, and through the use of customer advances from Honeywell International, Inc. Typically, the Company has not required customers to provide collateral for such obligations.

Labor Concentrations. As of December 31, 2005, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 11 employees at one of the Company’s facilities, and 202 other employees did not belong to a union.

Note 6.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004, were as follows:

($ in thousands)	2005	2004

Construction in progress	$2,805	$2,538
Land and improvements	8,307	5,604
Cell development costs	25,857	20,323
Buildings and improvements	15,866	12,170
Gondolas	5,467	--
Vehicles and other equipment	17,585	17,057
	75,887	57,692

Less: Accumulated depletion, depreciation and amortization	(34,991)	(30,329)
Property, Plant and Equipment	$40,896	$27,363

Depreciation expense was $5,674,000, $4,905,000, and $5,995,000 for 2005, 2004 and 2003, respectively.

Note 7.	Facility Development Costs

A wholly owned subsidiary of the Company, US Ecology, was licensed in 1993 to construct and operate the low-level radioactive waste (“LLRW”) facility for the Southwestern Compact (“Ward Valley facility”), and was selected to obtain a license to develop and operate the Central Interstate Compact LLRW facility (“Butte facility”).

Ward Valley Site - The State of California, where the Ward Valley Site is located abandoned efforts to obtain the project property from the U.S. Department of the Interior and the Company pursued litigation in state court to recover its investment in Ward Valley.

In 2000, subsidiary US Ecology, Inc., sued the State of California for monetary damages exceeding $162 million and on March 26, 2003, the Superior Court ruled against the Company and the $20,951,000 deferred site development asset was written off on March 31, 2003.

In June 2003, the Company filed a notice of appeal with the California Fourth Appellate District Court. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. No further appeals were filed and the matter is considered closed.

Butte Site - The Company submitted an application to the State of Nebraska to construct and operate this facility, developed under contract to the Central Interstate LLRW Compact Commission (“CIC”). Following proposed license denial by the State of Nebraska, the CIC, the Company and certain nuclear power utilities funding the project sued the State of Nebraska alleging bad faith in the license review process.

In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million. Of this amount, USE’s share was $6.2 million plus $6.1 million for prejudgment interest. The State appealed the judgment to the Eighth Circuit Court of Appeals where it was argued in June 2003.

On February 18, 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. On August 9, 2004, Nebraska and the CIC entered into a $154 million settlement which was paid to the CIC on August 1, 2005. The CIC then paid the Company $11,805,000, fully resolving its claim on the Nebraska settlement proceeds. The matter is considered closed.

The following table shows the ending capitalized balances for facility development costs as of December 31, 2005 and 2004 (in thousands):

	Capitalized Costs
	2005	2004
Ward Valley, CA Project	$--	$--
Butte, Nebraska Project	--	6,478
Total	$--	$6,478

Note 8.	Closure and Post Closure Obligation

Accrued closure and post-closure liability represents the expected future costs, including corrective actions and remediation, associated with closure and post-closure of the Company’s Operating and Non-Operating disposal facilities. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated, consistent with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“FAS 5”). The Company performs periodic reviews of both non-operating and operating sites and revises accruals for estimated post-closure, remediation or other costs as necessary. The Company’s recorded liabilities are based on best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

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

Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated consistent with FAS 5. The Company performs periodic reviews of both non-operating and operating sites and revises accruals for estimated post-closure, remediation and other costs as necessary. Recorded liabilities are based on best estimates of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors. As of December 31, 2005, the Company provided letters of credit of $5,000,000 as collateral for financial assurance insurance policies of approximately $32,000,000 for closure and post-closure obligations.

Changes to reported closure and post closure obligations were as follows (in thousands):

	2005	2004
Obligation, beginning of year	$11,627	$15,745
Accretion of obligation	1,078	1,029
Payment of obligation	(2,057)	(961)
Adjustment of obligation	1,039	(4,186)
December 31obligation	$11,687	$11,627

The adjustment of obligation is a change in the expected timing of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments were a reduction in the obligation of $4,621,000 due to the sale of the discontinued Oak Ridge processing business in 2004 and an increase in the obligation of $679,000 at the non-operating Winona facility in 2005, of which $542,000 is for future years and $137,000 was for 2005 costs over previous estimates.

During the fourth quarter of 2005 the Company increased its estimate for closure and post-closure costs for the Non-operating Winona Facility by $542,000. The revised cost estimate and increase in the related reserve was based on a review of planned remediation activities and environmental monitoring work. An independent environmental consulting firm with prior experience at the site provided peer review of the revised estimate. Including the $542,000, the updated reserve for the Winona hazardous waste disposal area is now $1,646,000. Closure work and post closure monitoring are estimated to continue for approximately 31 more years in accordance with permit and regulatory requirements.

The reported closure and post closure obligation is recorded in the consolidated balance sheet for the years ended December 31 as follows:

($ in thousands)	2005	2004
Accrued closure and post closure obligation, current portion	$1,127	$2,323
Accrued closure and post closure obligation, non-current portion	10,560	9,304
	$11,687	$11,627

The reported closure and post closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31 as follows:

($ in thousands)	2005	2004
Closure and post closure asset, beginning of year	$1,489	$1,698
Adjustments to closure and post closure asset	337	(209)
Closure and post closure asset, end of year	$1,826	$1,489
Adjustment to accumulated amortization of closure and post closure asset	46	181
Amortization of closure and post closure asset	(193)	(94)
Prior year accumulated amortization of closure and post closure asset	(251)	(338)
Net closure and post closure asset, end of year	$1,428	$1,238

Note 9.	Long Term Debt

On October 28, 2002, the Company entered into a five year, fully amortizing, $7,000,000 term loan agreement with Wells Fargo Bank to substantially refinance its $8,500,000 Idaho industrial revenue bond obligation. The term loan provided for a variable interest rate based upon the bank’s prime rate or an offshore rate plus an applicable margin that depends upon the Company’s performance. The Company pledged substantially all of its fixed assets at the Grand View, Beatty, Richland, and Robstown hazardous and radioactive waste facilities as collateral. The term loan was cross-collateralized with the Company’s line of credit. On December 8, 2005, the Company paid the remaining balance on the term loan out of cash on hand.

There is no long-term debt outstanding at December 31, 2005.

Note 10.	Revolving Line of Credit

On December 13, 2005, the Company amended its line of credit with Wells Fargo Bank for a maximum amount available of $15,000,000 and a maturity date of June 15, 2008. The line of credit is unsecured and monthly interest only payments are required and based on a pricing grid, under which the interest rate decreases or increases based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread. At December 31, 2005, the applicable interest rate on the line of credit was 5.88%. The credit agreement contains certain financial covenants that the Company has adhered to quarterly, including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio, and a minimum fixed charge coverage ratio. This credit agreement allows for dividends on any of the Company’s outstanding capital stock as long as an event of default has not occurred, and will not occur as a result of the dividend.

At December 31, 2005 and 2004, the outstanding balance on the revolving line of credit was $0. At December 31, 2005 and 2004, the availability under the line of credit was $10,000,000 and $3,000,000, respectively, with $5,000,000 of line of credit availability restricted for the outstanding standby letters of credit utilized as collateral for the Company’s financial assurance policies. The Company has continued to borrow on, and repay the line of credit according to business demands and availability of cash.

Note 11.	Operating Leases

On March 28, 2003, the Company exercised an early buyout of an operating lease for $1,159,000 and recorded equipment purchases with a book value of $702,000 along with a reduction in the deferred gain of $457,000 recorded in conjunction with the original sale-lease back transaction. In conjunction with the early buyout, the Company recorded an impairment charge of $225,000 on certain equipment at the discontinued and subsequently sold Oak Ridge facility.

Other lease agreements primarily cover rail cars, and office space. Future minimum lease payments as of December 31, 2005 were as follows ($ in thousands):

Minimum Lease Payment
2006	$1,760
2007	1,451
2008	1,184
2009	1,182
2010	642
Thereafter	302
Total Minimum Payments	$6,521

Rental expense from continuing operations amounted to $470,000, $490,000, and $621,000 during 2005, 2004 and 2003, respectively.

Note 12.	Equity

The Company has paid the following dividends on Common Stock during the last two years:

Record Date	Date Paid	Dividend Per Share	Dividends Paid
September 30, 2004	October 15, 2004	$0.25	$4,345,000
July 1, 2005	July 15, 2005	$0.15	$2,645,000
October 3, 2005	October 14, 2005	$0.15	$2,646,000
January 2, 2006	January 13, 2006	$0.15	$2,661,000

In 1996, the Company issued 300,000 shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) that were later retired in 1998. The Series E Preferred Stock carried warrants (“Series E Warrants”) to purchase 3,000,000 shares of common stock with a $1.50 per share exercise price. In April 2002, one Series E holder exercised 650,000 warrants. In February 2003, the remaining 2,350,000 Series E Warrants were exercised and the Company issued 2,350,000 shares of common stock and received $3,525,000 in cash. No Series E warrants are now outstanding.

In September 1995, the Board of Directors authorized issuance of 105,264 shares of preferred stock designated as 8 3/8% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which were sold in a private offering to present and past members of the Board of Directors. In 1999, one Series D holder converted 5,263 preferred shares to 69,264 common shares. Each of the remaining 100,001 shares of Series D Preferred Stock was convertible at any time at the option of the holder into 17.09 shares of common stock, which was equivalent to a conversion price of $3.71 per share due to dilution by subsequent sales of common stock.

In January 2003, the Company offered to repurchase all outstanding Series D Preferred Stock for the original sales price of $47.50 a share plus accrued but unpaid dividends. Repurchase was subject to approval by the Company’s Board of Directors and primary bank. The offer was accepted by all Series D holders and approved by the Board of Directors and the bank. On February 28, 2003, the Company repurchased the remaining 100,001 shares of Series D Preferred Stock for $47.50 a share plus accrued but unpaid dividends of $16.56 a share, for a total payment of $6,406,000.

On February 17, 2004, the Company redeemed a warrant to purchase 1,349,843 shares of common stock at $1.50 a share for $5,500,000. The closing market price of the Company’s common stock at February 17, 2004 was $6.99. The warrant had been issued in 1998 to the Company’s former bank as part of a debt restructuring agreement. The redeemed warrant, which represented approximately 8% of the Company’s shares outstanding, has been surrendered and will not be reissued. The warrant redemption reduced the Company’s cash on hand by $5,500,000 and reduced Additional Paid in Capital by a like amount, with no effect on the Statement of Operations.

Note 13.	Stock Option Plans

The Company presently maintains the Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan. Effective March 28, 2005 the Board of Directors cancelled the Amended and Restated American Ecology Corporation 1992 Director Stock Option Plan except for the options then outstanding. The exercise price, term and other conditions applicable to each option granted under the Company’s plans are approved by the Board of Directors at the time of the grant of each option and may vary with each option granted. No options may have a term longer than ten years.

In 1992, the Company adopted the two plans as the 1992 Stock Option Plan for Employees and the 1992 Stock Option Plan for Directors. On May 13, 1999, 500,000 shares were added to the Employee’s Plan of 1992 for a total of 1,300,000 shares authorized. Options under the employee plan are designated as incentive or non-qualified in nature at the discretion of the Compensation Committee, and only employees may receive options under the 1992 Stock Option Plan for Employees. Both plans provide for cancelled options to be returned to the plan for re-issue.

The stock option plan summary and changes during years ended December 31 are as follows:

	2005	2004	2003
Options outstanding, beginning of year	913,708	1,266,281	753,150
Granted	7,500	65,000	813,724
Exercised	(328,888)	(362,573)	(180,043)
Canceled	(25,000)	(55,000)	(120,550)
Options outstanding, end of year	567,320	913,708	1,266,281

Average price of outstanding options	$4.84	$4.40	$3.90

Average price of options granted	$11.53	$9.54	$4.30

Average price of options exercised	$3.81	$2.72	$2.65

Average price of options canceled	$4.00	$10.13	$5.43

Options exercisable at end of year	414,650	608,368	808,271

Options available for future grant at end of year	188,976	499,676	509,676

The following table summarizes information about the stock options outstanding under the Company’s option plans as of December 31, 2005:

Range of exercise price per share	Weighted average remaining contractual life (years)	Number outstanding	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$1.00 - $1.47	1.7	27,500	$1.26	27,500	$1.26
$1.60 - $2.25	3.4	20,000	$2.13	20,000	$2.13
$2.42 - $3.50	6.7	85,521	$2.85	31,126	$2.58
$3.75 - $4.50	6.8	258,046	$4.41	194,584	$4.38
$6.50	7.1	131,253	$6.50	96,440	$6.50
$9.20 - $12.15	8.5	45,000	$9.69	45,000	$9.69
		567,320		414,650

As of December 31, 2005, the 1992 Stock Option Plan for Employees had options outstanding for 415,120 shares with 188,976 shares remaining available. Under the 1992 Stock Option Plan for Directors, options were outstanding for 152,200 shares.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Expected volatility	50%	72% - 73%	83% - 105%
Risk-free interest rates	4.1%	4.4%-4.72%	3.75%-4.25%
Expected lives	10years	10years	7-10years
Dividend yield	2.7%	0-2.7%	0%
Weighted-average fair value of options granted during the year (Black-Scholes)	$5.28	$7.38	$2.18

Note 14.	2005 Non-Employee Director Compensation Plan

The 2005 Non-Employee Director Compensation Plan (“Plan”) was approved by shareholders at the Company’s May 25, 2005 Annual Meeting. The Plan provides for Non-Employee Directors to be paid an annual retainer of $16,000 in cash plus $25,000 in restricted stock. The Plan also provides for each Non-Employee Director to be paid a meeting fee of $750 or $1,000 for each Committee or Board meeting that they attend, as well as an additional payment, when appointed, of $4,000 for each standing committee Chairman and $20,000 to the Chairman of the Board. The current Chairman waived the chairman’s fee for 2005.

As of December 31, 2005, 14,700 shares of restricted stock had been issued to the Non-Employee Directors and 185,300 shares of stock remain available for issuance under the Plan.

Note 15.	Employee’s Benefit Plans

401(k) Plan. The Company maintains a 401(k) plan for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The plan is called The American Ecology Corporation 401(k) Savings Plan (“the Plan”). The Plan covers substantially all of the Company’s employees after one full quarter of employment. Participants may contribute a percentage of salary up to the IRS limits. The Company’s contribution matches 55% of participant contributions up to 6% of compensation.

Company contributions for the Plan in 2005, 2004 and 2003 were $221,000, $193,000, and $125,000, respectively.

Note 16.	Income Taxes

The components of the income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current - State	$410	$4	$72
Current - Federal	331	115
Deferred - State	644	(421)
Deferred - Federal	8,291	(8,530)	--

	$9,676	$(8,832)	$72

The following table reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:

	Year Ended December 31,
	2005	2004	2003

Income tax statutory rate	34%	34%	(34)%
Reversal of valuation allowance for deferred tax assets	--	(104)	--
Timing differences between book and tax basis	--	--	34
State income tax	3	3	1
Other, net	2	2	--
Total effective tax rate	39%	(65)%	1%

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2005	2004
Current
Assets:
Net operating loss carry forward	$6,104	$4,533
Accruals, allowances and other	610	895
Net deferred tax asset - current portion	$6,714	$5,428

Non-current
Assets:
Environmental compliance and other site related costs, principally due to accruals for financial reporting purposes	$2,491	$2,365
Depreciation and amortization	(680)	1,111
Net operating loss carry forward	3,008	10,501
Accruals, allowances and other	504	300
Total gross deferred tax assets - non-current portion	5,323	14,277
Less valuation allowance	(2,302)	(1,804)
Net deferred tax assets - non-current portion	$3,021	$12,473

The Company has historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and for limitations on utilization of acquired net operating loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on the Company’s estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. During 2004 and 2002, the Company reevaluated the deferred tax asset valuation allowance and determined it was “more likely than not” that additional portions of the deferred tax asset would be realizable given the Company’s profitability and expectation of future profitability. Consequently, the Company decreased the valuation allowance during these two years for the amount that was expected to be utilized. During 2005, the Company reevaluated the deferred tax asset and determined that certain state tax benefits that the Company had believed to be utilizable would not be utilized, and increased the valuation allowance for these deferred tax assets by $498,000. The Company continues to maintain a valuation allowance for approximately $2,302,000 in state tax benefits that are not expected to be utilizable prior to expiration.

The Company’s net operating loss carry forward (“NOL”) is scheduled to expire in the following years:

Expiration Date ($ in thousands)	Federal NOL

2018	5,291
2019	3,206
2020	497
2021	--
2022	2,257
2023	8,642

Total federal net operating loss carry forward	$19,893

Note 17.	Commitments and Contingencies

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

Periodically management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. At this time, management believes that resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has committed to purchase an additional 75 rail cars for an aggregate purchase price of approximately $5,500,000 and scheduled delivery during the first quarter of 2006.

On January 2, 2006, the Company declared a $.15 per share dividend which totaled $2,661,000 and was paid out of cash on hand on January 13, 2006.

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan (“MIP”). The MIP provides for selected participants to receive bonuses tied to pre-tax operating income levels. Bonuses under the plan are to be paid out over three years with a maximum in any one year of $1,125,000 in bonuses if pre-tax operating income calculated in accordance with the plan is in excess of $12,000,000. For the 12 months ended December 31, 2005 and 2004, the Company accrued $906,000 and $934,000 for payment of bonuses to selected executives under the American Ecology Corporation Management Incentive Plan (“MIP”).

Effective January 1, 2006, the Company established the 2006 Management Incentive Bonus Plan which provides for selected management participants to receive bonuses tied to meeting objective performance criteria. Bonuses under the plan are to be paid up to 45% of the participant’s salary with maximum aggregate payments of approximately $300,000 due if all objective performance criteria are met during 2006.

The Company has entered into employment agreements with three executive employees that provide for aggregate minimum annual salaries of $484,000. The agreements expire December 31, 2006 if either the Company or the executive employees provide notice that they would like the agreements terminated. If neither party provides notice to the other at least 60 days prior to December 31, 2006, the agreements will automatically extend until December 31, 2007.

LITIGATION

US Ecology, Inc. v. The State of California, et al., Case No.GIC747562, Superior Court of the State of California for the County of San Diego

In 2000, subsidiary US Ecology, Inc., sued the State of California in State Court for monetary damages stemming from California’s alleged abandonment of the formerly proposed Ward Valley LLRW disposal project. In March 2003, the trial court ruled against the Company. The Company’s $20,951,000 deferred site development asset was written off based on this ruling. In June 2003, the Company appealed the ruling. On May 25, 2005, the California Court of Appeal, Fourth Appellate District affirmed the trial court. The Company did not further appeal and the matter is considered closed.

Entergy Arkansas, Inc. et al, Central Interstate Low-Level Radioactive Waste Commission and US Ecology, Inc. (“Plaintiffs”) v. State of Nebraska, et al., Case No. 4:98CV3411, U.S. District Court, District of Nebraska

This action was brought in federal court in December of 1999 by electric utilities that generate LLRW within the Central Interstate Low-Level Radioactive Waste Compact (“CIC”). In September 2002, the US District Court for the District of Nebraska entered judgment against Nebraska in favor of the CIC for $153 million, including prejudgment interest. Of this amount, USE’s share was $6.2 million plus $6.1 million for prejudgment interest. The State appealed the judgment in June 2003. In February 2004, the Eighth U.S. Circuit Court of Appeals affirmed the District Court ruling in its entirety. In August 2004, Nebraska and the CIC entered into a $154 million settlement which was paid, on a discounted basis, to the CIC on August 1, 2005. The CIC then paid the Company $11,805,000, fully resolving its claim on the Nebraska settlement proceeds. The matter is considered closed.

Manchak v. US Ecology, Inc., U.S. District Court for the District of Nevada, Case No. CV-S-97-0655.

In 1996, Frank Manchak, Jr. ("Manchak") filed suit against subsidiary US Ecology, Inc., alleging infringement of a patent to stabilize hazardous waste at the Company's Beatty, Nevada hazardous waste facility. Manchak sought unspecified damages for infringement, treble damages, interest, costs and attorney fees. In 2002, the United States District Court for the District of Nevada dismissed the matter. Manchak’s subsequent appeal to the U.S. Court of Appeals for the Federal Circuit was also dismissed, and his requests for reconsideration and en banc review were rejected in 2003. Manchak appealed these rulings. On March 18, 2005, the United States Court of Appeals for the Federal Circuit affirmed the lower Court’s ruling rejecting Manchak’s claim. The matter is considered closed.

David W. Crow v. American Ecology Corporation, U.S. District Court of Harris County, Texas; 280th Judicial District.

Former employee David Crow alleged he was hired by the Company as its General Counsel in October 1995 and that his compensation package included options to purchase Company common stock with an oral agreement that the options were exercisable for ten years. Crow’s complaint alleged breach of written and oral contract and fraudulent inducement and sought declaratory judgment that Crow was entitled to purchase 150,000 shares of stock for $4 per share. Crow estimated his damages at between $1,050,000 and $1,258,500. The lawsuit, initially filed in Texas District Court was removed to federal court. On June 13, 2005, the United States District Court for the Southern District of Texas granted the Company’s motion of summary judgment. In early July 2005, the deadline for timely appeal passed without any known filing by Crow. The matter is considered closed.

Note 18.	Receivables and Allowance for Doubtful Accounts

Receivables for the year ended December 31 consisted of the following ($ in thousands):

	2005	2004
Accounts receivable - trade	$13,614	$8,834
Unbilled revenue	107	344
	13,721	9,178
Allowance for uncollectible accounts	(148)	(215)
Receivables, net	$13,573	$8,963

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance, as a general company policy, is increased by a monthly accrual equal to approximately 1/2% of sales. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience ($ in thousands):

Description	Allowance for doubtful accounts

Balance January 1, 2003	$407

Plus 2003 provision	427
Less accounts written off 2003	(228)
Balance December 31, 2003	$606

Plus 2004 benefit	(324)
Less accounts written off 2004	(67)
Balance December 31, 2004	$215

Plus 2005 provision	160
Less accounts written off 2005	(227)
Balance December 31, 2005	$148

Note 19.	Discontinued Operations

As of December 31, 2002, the components of “Assets Held for Sale or Closure” consisted of certain assets relating to the El Centro municipal waste disposal facility, which the Company sold to a wholly-owned subsidiary of Allied Waste Industries, Inc. on February 13, 2003, and the assets and liabilities relating to the Oak Ridge processing facility and field services operations, which the Company had implemented a wind down and disposal plan beginning on December 27, 2002 and sold to Toxco, Inc. on June 30, 2004. Accordingly, the revenue, costs and expenses and cash flows relating to the El Centro and Oak Ridge facility and field services operations have been excluded from the results from continuing operations and have been reported as “Gain (loss) from discontinued operations” and as “Net cash used by discontinued operations”. Prior periods have been restated to reflect the discontinued operations. There are no assets or liabilities of discontinued operations included within the consolidated balance sheet as of December 31, 2005 and 2004.

There was no depreciation and amortization expense relating to assets classified as “Held for Sale or Closure” during 2005, 2004 or 2003.

Operating results for the discontinued operations were as follows for the years ending December 31, 2004 and 2003:

	Processing and Field Services Operations	El Centro Disposal Facility	Total Discontinued Operations
2004
Revenues, net	$--	$--	$--
Operating income	117	--	117
Net income	1,047	--	1,047
Basic earnings per share	.06	--	.06
Diluted earnings per share	.06	--	.06

2003
Revenues, net	$1,941	$462	$2,403
Operating income (loss)	(2,014)	63	(1,951)
Net income (loss)	(2,517)	4,994	2,477
Basic earnings (loss) per share	(.15)	.30	.15
Diluted earnings (loss) per share	(.15)	.30	.15

El Centro Disposal Facility. During 2002, management initiated a plan to actively market the municipal waste disposal facility located outside Robstown, Texas, and closed a sale transaction on February 13, 2003 for substantially all of the assets held at the facility. For segment reporting purposes, the El Centro municipal waste disposal facility operating results were previously classified as “Operating Disposal Facilities”.

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

On December 27, 2002, management informed all employees that the Company was discontinuing commercial processing at the Oak Ridge facility and implemented a substantial reduction in the facility’s labor force. Terminated union employees were compensated for prior service, provided health coverage through January 31, 2003, and presented with a proposed severance package. Terminated non-union employees were paid severance in accordance with written Company policy. For employees covered under the collective bargaining agreement, the Company entered into good faith severance negotiations with union representatives. On July 16, 2003, a final severance agreement was executed with the union providing $152,000 in severance to the terminated union employees and a release from all claims related to their employment with the Company. During the third quarter of 2003, the Company paid and recognized this obligation and associated payroll taxes in the amount of approximately $175,000.

Costs incurred at the Oak Ridge facility to prepare and sell the facility during the years ended December 31 are summarized as follows:

($ in thousands)	2004	2003
Accounts receivable collected in excess of valuation allowance	$(283)	$--
Net operating costs in excess of previous accrual	181	1,040
Additional impairment of property and equipment	--	225
Gain on sale of facility	(930)	--
Increase (decrease) in estimated cost for disposal of waste at facility	(15)	1,252

Disposal costs (gain) for the year ended December 31	$(1,047)	$2,517

Cost changes for Oak Ridge facility on-site activities and disposal liabilities for removed wastes are as follows:

($ in thousands)	December 31, 2003	Cash Payments	Adjustments	December 31, 2004

Waste disposal liability	623	(608)	(15)	--
On-site discontinued operation cost liability	442	(623)	181	--

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

For business segment reporting purposes, the processing and field services operating results were previously classified as “Processing and Field Services”.

Note 20.	Operating Segments

The Company operates with two segments, Operating Disposal Facilities, and Non-Operating Disposal Facilities. These segments have been determined by evaluating the Company’s internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents Disposal Facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities which are not accepting hazardous and/or radioactive waste or were awaiting approval to open.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

($ in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Discontinued Processing and Field Services	Corporate	Total
2005
Revenue	$79,331	$56		$--	$79,387
Transportation costs	22,302	--		--	22,302
Other direct operating costs	24,934	1,114		--	26,048
Gross profit (loss)	32,095	(1,058)		--	31,037
S,G&A	5,280	11		7,215	12,506
Business interruption insurance claim	(901)	--		--	(901)
Income (loss) from operations	27,716	(1,069)		(7,215)	19,432
Investment income	47	--		517	564
Interest expense	(8)	--		(165)	(173)
Insurance claims net of impairment	(49)	--		--	(49)
Gain on settlement of Nebraska litigation	--	5,327		--	5,327
Other income	13	--		--	13
Income (loss) before income tax	27,719	4,258		(6,863)	25,114
Income tax expense	--	--		9,676	9,676
Net income (loss)	$27,719	$4,258		$(16,539)	$15,438
Depreciation and accretion	$6,372	$377		$26	$6,775
Capital Expenditures	$19,409	$3		$14	$19,426
Total Assets	$55,444	$34		$33,991	$89,469
2004
Revenue	$54,090	$77	$--	$--	$54,167
Transportation costs	10,124	--	--	--	10,124
Other direct operating costs	19,682	1,091	--	--	20,773
Gross profit (loss)	24,284	(1,014)	--	--	23,270
S,G&A	4,581	29	--	5,943	10,553
Business interruption insurance claim	(431)	--	--	--	(431)
Income (loss) from operations	20,134	(1,043)	--	(5,943)	13,148
Investment income	68	--	--	135	203
Interest expense	(14)	--	--	(180)	(194)
Insurance claims net of impairment	275	--	--	--	275
Other income	42	19	--	38	99
Income (loss) before income tax and discontinued operations	20,505	(1,024)	--	(5,950)	13,531
Income tax expense (benefit)	--	--	--	(8,832)	(8,832)
Income (loss) before discontinued operations	20,505	(1,024)	--	2,882	22,363
Gain (loss) from discontinued operations	--	--	1,047	--	1,047
Net income (loss)	$20,505	$(1,024)	$1,047	$2,882	$23,410
Depreciation and accretion	$5,550	$375	$--	$32	$5,957
Capital Expenditures	$4,952	$--	$--	$32	$4,984
Total Assets	$37,217	$6,526	$--	$33,490	$77,233
2003
Revenue	$56,973	$74	$--	$--	$57,047
Transportation costs	12,609	--	--	--	12,609
Other direct operating costs	19,962	908	--	--	20,870
Gross profit (loss)	24,402	(834)	--	--	23,568
S,G&A	6,982	1,794	--	5,043	13,819
Income (loss) from operations	17,420	(2,628)	--	(5,043)	9,749
Investment income	--	--	--	347	347
Interest expense	(36)	--	--	(230)	(266)
Loss on writeoff of Ward Valley	--	(20,951)	--	--	(20,951)
Other income	35	89	--	--	124
Income (loss) before income tax and discontinued operations	17,419	(23,490)	--	(4,926)	(10,997)
Income tax expense	--	--	--	72	72
Income (loss) before discontinued operations	17,419	(23,490)	--	(4,998)	(11,069)
Gain (loss) from discontinued operations	4,994	--	(2,517)	--	2,477
Net income (loss)	$22,413	$(23,490)	$(2,517)	$(4,998)	$(8,592)
Depreciation and accretion	$6,515	$400	$--	$81	$6,996
Capital Expenditures	$6,582	$35	$451	$--	$7,068
Total Assets	$40,377	$6,550	$2,495	$17,204	$66,626

Note 21.	Honeywell International Contract

On June 8, 2005, the Company entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of an estimated one million tons of chromite ore processing residue over an estimated four to five year period. Waste disposal at the Company’s Grand View, Idaho facility began in July 2005. A $3,500,000 advance payment was received from, and will be credited back to Honeywell during the contract term. The contract provides that the Company will receive 99% of the material shipped off-site for disposal and provides for deficiency fees when Honeywell is unable to provide waste to the Company, or the Company is unable to take waste provided. Similar contract terms were also entered into by the Company and its primary subcontractor.

On October 6, 2005, Honeywell filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site by 53%.

On November 16, 2005, Honeywell notified the Company that it had filed a brief with the U.S. District Court to start in the March 2006 timeframe. Honeywell indicated the additional time is required for completion and curing of the subsurface barrier wall that will surround the site and subsequent dewatering of the material that is necessary prior to excavation.

Due to the delay in completion and curing of the subsurface barrier wall, the Company is assessing Honeywell deficiency fees and is being assessed deficiency fees by its subcontractors.

Note 22.	Subsequent Events

On February 17, 2006, Senior Vice President and Chief Financial Officer Jim Baumgardner resigned to accept the position of Senior Vice President and Chief Financial Officer with SECOR International Inc., a full service environmental engineering and consulting firm headquartered in Redmond, Washington. Mr. Baumgardner will stay with the Company through March 24, 2006, to help ensure an orderly transition of his current duties. In accordance with the executive succession plan previously adopted by the Board of Directors, Vice President and Controller Michael Gilberg will be designated the Company’s principal accounting officer.

Note 23.	Unaudited Selected Quarterly Financial Data

The unaudited consolidated quarterly results of operations for 2005 and 2004 were:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	10,069	13,905	15,232	13,795	17,575	12,929	16,915	13,538
Gross profit	3,841	6,293	9,220	6,346	9,969	5,533	8,007	5,098
Income (loss) before discontinued operations and income taxes	1,423	3,453	5,929	3,784	12,281	2,579	5,481	3,715
Income tax (benefit)	567	1,164	2,223	(11,338)	4,545	884	2,341	458
Discontinued operations	--	149	--	920	--	(1)	--	(21)
Net income (loss)	856	2,438	3,706	16,042	7,736	1,694	3,140	3,236

Earnings per share - basic
Income (loss) before discontinued operations	.05	.13	.21	.88	.44	.10	.18	.19
Discontinued operations	--	.01	--	.05	--	(.00)	--	(.00)
Net income (loss)	.05	.14	.21	.93	.44	.10	.18	.19

Earnings per share - diluted
Income (loss) before discontinued operations	.05	.13	.21	.85	.43	.10	.17	.18
Discontinued operations	--	.01	--	.05	--	(.00)	--	(.00)
Net income (loss)	.05	.14	.21	.90	.43	.10	.17	.18

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

As of the end of the quarter prior to the filing of this report, Company management, under the direction of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective in alerting them timely to material information required to be disclosed in the Company’s Exchange Act filings.

During the year ending December 31, 2005, there were no significant changes to the Company’s systems used to record and summarize transactions.

Management’s Annual Report on Internal Controls over Financial Reporting.
Management is responsible for and maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in Section 404 of Sarbanes-Oxley Act of 2002 and related rules issued by the Securities and Exchange Commission require management to issue a report on its internal controls over financial reporting.

Management has conducted an assessment of its internal controls over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - Integrated Framework and concluded that, as of December 31, 2005, the internal controls over financial reporting were operating effectively.

The Company’s independent registered public accounting firm, Moss Adams LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting and has expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
American Ecology Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that American Ecology Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. American Ecology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that American Ecology Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Also in our opinion, American Ecology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of American Ecology Corporation as of and for the year ended December 31, 2005, and our report dated February 17, 2006 expressed an unqualified opinion on those financial statements.

/S/ Moss Adams LLP
Los Angeles, California
February 17, 2006

ITEM 9B.	OTHER INFORMATION

Resignation of Chief Financial Officer

On February 17, 2006, James R. Baumgardner, the Company’s Chief Financial Officer, Treasurer and Corporate Secretary gave notice of his resignation, effective March 24, 2006. Mr. Baumgardner confirmed that his resignation was not a result of any material disagreement with the Company as to the Company’s operations, policies or practices.

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
Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

2. Financial statement schedules
Other schedules are omitted because they are not required or because the information is included in the financial statements or notes thereto

3. Exhibits

Exhibit No.	Description	Incorporated by Reference from Registrant's
3.1	Restated Certificate of Incorporation, as amended	1989 Form 10-K
3.2	Certificate of Amendment to Restated Certificate of Incorporation dated June 4, 1992	Form S-4 dated 12-24-92
3.3	Amended and Restated Bylaws	2005 Form 10-K
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2002 Form 10-K
10.35	Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated April 18, 2002	2nd Qtr 2002 Form 10-Q filed 8-14-02
10.36	First Amendment to Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated November 18, 2005	2005 Form 10-K
10.50	Amended and Restated Credit Agreement between American Ecology Corporation and Wells Fargo Bank	Form 8-K filed 5-26-05
10.51	First Amendment to Amended and Restated Credit Agreement between American Ecology Corporation and Wells Fargo Bank	Form 8-K filed 12-13-05
10.53	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.54	*Form of 2006 Management Incentive Bonus Plan	2005 Form 10-K
10.55	*Management Incentive Plan Effective January 1, 2003	2002 Form 10-K
10.56	*Form of Management Incentive Plan Participation Agreement Dated February 11, 2003	2002 Form 10-K
10.57	*Form of Executive Employment Agreement Dated February 11, 2003	2002 Form 10-K
10.58	*Form of Stock Option Agreement Dated February 11, 2003	2002 Form 10-K
10.60	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company’s Directors and Officers	Form 8-K filed 5-26-05
10.61	2005 Non-Employee Director Compensation Plan	Proxy Statement dated 3-28-05
10.70	Form of Royalty Agreement for El Centro Landfill Dated February 13, 2003	Form 8-K filed 2-13-03
14.1	Code of Ethics for Chief Executive and Senior Financial Officers	Proxy Statement dated 4-2-04
14.2	Code of Ethics for Directors	2004 Form 10-K
21	List of Subsidiaries	2004 Form 10-K
23.1	Consent of Moss Adams LLP
31.1	Certifications of December 31, 2005 Form 10-K by Chief Executive Officer dated February 21, 2006
31.2	Certifications of December 31, 2005 Form 10-K by Chief Financial Officer dated February 21, 2006
32.1	Certifications of December 31, 2005 Form 10-K by Chief Executive Officer dated February 21, 2006
32.2	Certifications of December 31, 2005 Form 10-K by Chief Financial Officer dated February 21, 2006

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ECOLOGY CORPORATION

SIGNATURE	TITLE	DATE

/s/ Stephen A.Romano	President, Chief Executive Officer	February 21, 2006
STEPHEN A. ROMANO	Chief Operating Officer, Director

/s/ James R. Baumgardner	Senior Vice President, Chief Financial	February 21, 2006
JAMES R. BAUMGARDNER	Officer, Treasurer and Secretary

/s/ Michael J. Gilberg	Vice President and Controller	February 21, 2006
MICHAEL J. GILBERG

/s/ Simon G. Bell	Vice President of Hazardous Waste	February 21, 2006
SIMON G. BELL	Operations

/s/ John M. Cooper	Vice President and Chief Information	February 21, 2006
JOHN M. COOPER	Officer

/s/ Steven D. Welling	Vice President and Director of Sales	February 21, 2006
STEVEN D. WELLING

/s/ Edward F. Heil	Chairman of the Board of Directors	February 21, 2006
EDWARD F. HEIL

/s/ Rotchford L. Barker	Director	February 21, 2006
ROTCHFORD L. BARKER

/s/ Roy C. Eliff	Director	February 21, 2006
ROY C. ELIFF

/s/ Kenneth C. Leung	Director	February 21, 2006
KENNETH C. LEUNG

/s/ Richard Riazzi	Director	February 21, 2006
RICHARD RIAZZI

/s/ Jimmy D. Ross	Director	February 21, 2006
JIMMY D. ROSS

/s/ Richard T. Swope	Director	February 21, 2006
RICHARD T. SWOPE