Form 10-Q
period 2006-03-31
AMERICAN ECOLOGY CORP
filed 2006-05-02
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to____________________________

Commission File Number 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-3889638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Lakepointe Centre I,
300 E. Mallard, Suite 300
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)

(208) 331-8400
(Registrant’s telephone number, including area code)

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

At May 1, 2006 Registrant had outstanding 18,112,016 shares of its Common Stock.

AMERICAN ECOLOGY CORPORATION
Quarterly Report on Form 10-Q for the
Three Months Ended March 31, 2006

Part I. Financial Information

Part II. Other Information

OFFICERS	CORPORATE OFFICE
Stephen A. Romano	Lakepointe Centre I
Chief Executive Officer, President and	American Ecology Corporation
Chief Operating Officer	300 East Mallard Drive, Suite 300
Boise, Idaho 83706
Simon G. Bell	(208) 331-8400
Vice President and Director of Hazardous Waste	(208) 331-7900 (fax)
Operations	www.americanecology.com

John M. Cooper
Vice President and Chief Information Officer

Michael J. Gilberg	COMMON STOCK
Vice President and Controller, Chief Accounting	American Ecology Corporation's common stock
Officer, Secretary and Treasurer	trades on the Nasdaq National Market under the
symbol ECOL.
Steven D. Welling
Vice President of Sales & Marketing

FINANCIAL REPORTS
A copy of American Ecology Corporation
DIRECTORS	Annual and Quarterly Reports, as filed on Form 10-K
Edward F. Heil, Chairman	and 10-Q with the Securities and Exchange
Independent Businessman	Commission, may be obtained by writing:
Lakepointe Centre I
Rotchford L. Barker	300 E. Mallard, Suite 300
Independent Businessman	Boise, Idaho 83706
or at www.americanecology.com
Roy C. Eliff
Independent Businessman

Kenneth C. Leung
Managing Director, Sanders Morris Harris
TRANSFER AGENT
Richard Riazzi	American Stock Transfer & Trust Company
Independent Businessman	59 Maiden Lane
New York, New York 10038
Stephen A. Romano	(718) 921-8289
Chief Executive Officer, President and Chief	or at www.amstock.com
Operating Officer

General Jimmy D. Ross
U.S. Army, Retired
AUDITOR
General Richard T. Swope	Moss Adams LLP
U.S. Air Force, Retired	1001 Fourth Avenue, Suite 2900
Seattle, WA 98154

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in 000’s) (Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,027	$3,641
Short term investments	12,263	16,214
Receivables, net	14,134	13,573
Insurance receivable	157	157
Prepayments and other	2,576	3,183
Income tax receivable	1,248	1,248
Deferred income taxes	5,560	6,714
Total current assets	40,965	44,730

Property and equipment, net	47,992	40,896
Other assets	706	822
Deferred income taxes	1,871	3,021
Total assets	$91,534	$89,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$6	$--
Accounts payable	2,938	3,665
Deferred revenue	1,541	1,261
State burial fees payable	1,565	1,454
Management incentive plan payable	587	1,272
Customer advances	1,912	1,535
Customer refunds	1,144	1,062
Accrued liabilities	1,096	1,337
Accrued closure and post closure obligation, current portion	999	1,127
Total current liabilities	11,788	12,713

Long term debt	28	--
Long term accrued liabilities	565	485
Long term customer advances	1,374	1,752
Accrued closure and post closure obligation, excluding current portion	10,577	10,560
Total liabilities	24,332	25,510

Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, 1,000,000 shares authorized
Common stock, $.01 par value, 50,000,000 authorized, 18,064,116 and 17,742,420 shares issued and outstanding	180	177
Additional paid-in capital	54,935	53,213
Retained earnings	12,087	10,569
Total shareholders’ equity	67,202	63,959

Total Liabilities and Shareholders’ Equity	$91,534	$89,469

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in 000’s except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue	$21,522	$12,554
Transportation costs	5,057	3,213
Other direct operating costs	6,755	5,500

Gross profit	9,710	3,841
Selling, general and administrative expenses	3,483	2,514
Business interruption insurance claim	--	(41)

Operating income	6,227	1,368
Interest income	188	85
Interest expense	1	47
Other income	284	17

Income before income tax	6,698	1,423
Income tax expense	2,519	567

Net income	$4,179	$856

Basic earnings per share	$.23	$.05

Diluted earnings per share	$.23	$.05

Dividends paid per common share	$.15	$--

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in 000’s) (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,179	$856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,854	1,376
Non-cash stock option transactions	246	130
Deferred income taxes	2,304	432
Changes in assets and liabilities:
Receivables	(561)	221
Other assets	719	345
Closure and post closure obligation	(380)	(260)
Accounts payable and accrued liabilities	(1,101)	(465)
Net cash provided by operating activities	7,260	2,635

Cash flows from investing activities:
Capital expenditures	(8,652)	(2,529)
Proceeds from the sale of assets	9	222
Transfers between cash and short term investments, net	3,951	644
Net cash used by investing activities	(4,692)	(1,663)

Cash flows from financing activities:
Payments of indebtedness	--	(364)
Dividends paid	(2,661)	--
Stock options exercised	1,479	152
Net cash used by financing activities	(1,182)	(212)

Increase in cash and cash equivalents	1,386	760
Cash and cash equivalents at beginning of year	3,641	2,160
Cash and cash equivalents at end of quarter	$5,027	$2,920

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$1	$47
Income taxes paid	31	4
Non-cash investing and financing activities:
Acquisition of equipment with notes/capital leases	34	--

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the “Company”). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Certain reclassifications of prior quarter amounts have been made to conform with current quarter presentation, none of which affect previously recorded net income.

Note 2. Earnings Per Share

Basic earnings per share are computed based on net income available to common shareholders and the weighted average number of common shares outstanding during the quarter. Diluted earnings per share reflect the assumed issuance of common shares for outstanding options. The computation of diluted earnings per share would not assume exercise or conversion of securities whose exercise price is greater than the average common share market price, as the assumed conversion of these securities would increase earnings per share. The computation of diluted loss per share would not assume exercise or conversion of any securities as the assumed conversion of securities would decrease loss per share.

	Three Months Ended March 31,
($ in thousands except per share amounts)	2006	2005

Net income available to common shareholders	$4,179	$856

Weighted average shares outstanding-
Common shares	17,877	17,410
Effect of dilutive stock options	174	540

Average shares	18,051	17,950

Basic earnings per share	$.23	$.05

Diluted earnings per share	$.23	$.05

Note 3. Equity

On January 2 and April 3, 2006, the Company declared dividends of $0.15 per common share to stockholders of record on January 2, and April 14, 2006, respectively, which were paid out of cash on hand. The Company also intends that shareholders of record on July 14, 2006 and October 13, 2006 will receive a $0.15 per share dividend, subject to certain conditions such as continued compliance with bank covenants.

Note 4. Line of Credit

At March 31, 2006 and 2005, the outstanding balance on the revolving line of credit was $0 and the availability under the line of credit was $10,000,000 and $3,000,000, respectively, with $5,000,000 of line of credit availability restricted for the outstanding standby letters of credit utilized as collateral for the Company’s financial assurance policies. The Company has continued to borrow on, and repay the line of credit according to business demands and availability of cash.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

($ in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended March 31, 2006
Revenue	$21,518	$4	$--	$21,522
Transportation costs	5,057	--	--	5,057
Other direct operating cost	6,664	91	--	6,755
Gross profit (loss)	9,797	(87)	--	9,710
S,G&A	1,330	--	2,153	3,483
Income (loss) from operations	8,467	(87)	(2,153)	6,227
Interest income/(expense), net	10	--	177	187
Other income/(expense)	(15)	--	299	284
Income (loss) before income	8,462	(87)	(1,677)	6,698
Income tax expense	--	--	2,519	2,519
Net income (loss)	$8,462	$(87)	$(4,196)	$4,179
Depreciation and accretion	$1,758	$90	$6	$1,854
Capital Expenditures	$8,603	$49	$--	$8,652
Total Assets	$63,258	$88	$28,188	$91,534
Three months ended March 31, 2005
Revenue	$12,537	$17	$--	$12,554
Transportation costs	3,213	--	--	3,213
Other direct operating cost	5,394	106	--	5.500
Gross profit (loss)	3,930	(89)	--	3,841
S,G&A	1,107	5	1,402	2,514
Business interruption insurance claim	(41)	--	--	(41)
Income (loss) from operations	2,864	(94)	(1,402)	1,368
Interest income/(expense), net	10	--	28	38
Other income	17	--	--	17
Income (loss) before income tax	2,891	(94)	(1,374)	1,423
Income tax expense	--	--	567	567
Net income (loss)	$2,891	$(94)	$(1,941)	$856
Depreciation and accretion	$1,273	$95	$8	$1,376
Capital Expenditures	$2,529	$--	$--	$2,529
Total Assets	$38,732	$6,531	$32,289	$77,552

Note 6. Stock Option Plans

The Company has two stock-based compensation plans, which were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations through December 31, 2005, and under SFAS No. 123R, "Share Based Payment" as of January 1, 2006. Under SFAS No. 123R, the Company has recognized the following compensation expense for options vesting in the quarter ended March 31, 2006:

($ in thousands)	Compensation Expense

Fair value of options earned during the first quarter of 2006	$47

As of March 31, 2006, all outstanding options are vested and no further option compensation expense will be recognized unless additional options are issued.

The following table illustrates the effect on net income and earnings per share by applying the fair value recognition provisions of FASB Statement No. 123R, Share Based Payment, to stock-based compensation for the quarter ended March 31, 2005:

($ in thousands, except per share amounts)	2005
Net income (loss), as reported	$856
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(133)
Pro forma net income (loss)	$723

Earnings (loss) per share:
Basic - as reported	$.05
Basic - pro forma	$.04
Diluted - as reported	$.05
Diluted - pro forma	$.04

The stock option plan summary and changes during quarters ended March 31 are as follows:

	2006	2005
Options outstanding, beginning of quarter	567,320	913,708
Granted	--	7,500
Exercised	(321,696)	(42,800)
Canceled	--	--
Options outstanding, end of quarter	245,624	878,408

Weighted average exercise price of options, beginning of quarter	$4.84	$4.40
Weighted average exercise price of options granted	$--	$11.53
Weighted average exercise price of options exercised	$4.60	$3.54
Weighted average exercise price of options canceled	$--	$--
Weighted average exercise price of options, end of quarter	$5.17	$4.50

Options exercisable at end of quarter	245,624	725,496

Options available for future grant at end of quarter	188,976	492,176

The following table summarizes information about the stock options outstanding under the Company’s option plans as of March 31, 2006:

Range of exercise price per share	Weighted average remaining contractual life (years)	Number outstanding	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$1.00 - $1.47	1.4	27,500	$1.26	27,500	$1.26
$2.13	3.1	20,000	$2.13	20,000	$2.13
$2.42 - $3.50	5.7	30,000	$2.56	30,000	$2.56
$3.75 - $4.50	4.8	35,629	$3.86	35,629	$3.86
$6.50	6.9	97,495	$6.50	97,495	$6.50
$9.20 - $12.15	8.3	35,000	$9.83	35,000	$9.83
		245,624		245,624

As of March 31, 2006, the 1992 Stock Option Plan for Employees had options outstanding to purchase 103,424 common shares with 188,976 shares remaining available for issuance under option grants.

Effective March 28, 2005, the Company’s Board of Directors terminated the 1992 Amended and Restated Outside Director Stock Option Plan, except for option grants then outstanding. As of March 31, 2006, the 1992 Outside Director Stock Option Plan had options outstanding to purchase 142,200 common shares.

No options were granted during the quarter ended March 31, 2006. For grants during the quarter ended March 31, 2005, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Expected volatility	--	50%
Risk-free interest rates	--	4.1%
Expected lives	--	10 years
Dividend yield	--	2.7%
Weighted-average fair value of options granted during the quarter (Black-Scholes)	--	$5.28

Note 7. 2005 Non-Employee Director Compensation Plan

The 2005 Non-Employee Director Compensation Plan (“Plan”) was approved by shareholders at the Company’s May 25, 2005 Annual Meeting. The Plan provides for Non-Employee Directors to be paid an annual retainer of $16,000 in cash plus $25,000 in restricted stock with a one year vesting period from the date of grant. The Plan also provides for each Non-Employee Director to be paid a meeting fee of $750 or $1,000 for each Committee or Board meeting that they attend, as well as an additional payment, when appointed, of $4,000 for each standing committee Chairman and $20,000 to the Chairman of the Board. The current Chairman waived the chairman’s fee for 2005.

As of March 31, 2006, 14,700 shares of restricted stock had been issued to the Non-Employee Directors and 185,300 shares of stock remain available for issuance under the Plan.

Note 8. Litigation

There is no material litigation outstanding.

Note 9. Commitments and Contingencies

Effective January 1, 2003, the Company established the American Ecology Corporation 2003 Management Incentive Plan (“MIP”). The Plan provides for specified executive participants to receive bonuses based on pre-tax operating income levels. Plan bonuses are to be paid out over three years with a maximum in any one year of $1,125,000 if pre-tax operating income exceeds $12,000,000 including all MIP costs.

Effective January 1, 2006, the Company established the 2006 Management Incentive Bonus Plan which provides for selected management participants not included in the 2003 MIP to receive bonuses tied to meeting objective performance criteria. Bonuses under the plan are to be paid up to 45% of the participant’s salary with maximum aggregate payments of approximately $331,000 due if all objective performance criteria are met during 2006.

The Company has accrued for the 2003 and 2006 MIP as follows:

	Three Months Ended March 31,
($ in thousands)	2006	2005

2003 MIP expense included in SG&A	$354	$--
2006 MIP expense included in SG&A	$83	$--

The Company intends that shareholders of record on July 14, 2006 and October 13, 2006 will receive a $0.15 per share dividend subject to compliance with applicable Bank covenants.

Note 10. Closure and Post Closure Obligations

Closure and post closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated consistent with Statement of Financial Accounting Standards (“SFAS”) No. 5, with the liability calculated in accordance with SFAS No. 143. The Company performs periodic reviews of both non-operating and operating facilities and revises accruals for estimated post-closure, remediation and other costs when necessary. The Company’s recorded liabilities are based on best estimates of current costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, inflation and other economic factors.

Changes to reported closure and post closure obligations were as follows ($ in thousands):

Accrued Closure and Post Closure Obligation

December 31, 2005 obligation	$11,687
Accretion of obligation	269
Payment of obligation	(247)
Adjustment of obligation	(133)
March 31, 2006 obligation	$11,576

At March 31, 2006, none of the Company’s assets were legally restricted for purposes of settling the closure and post closure obligation. On April 3, 2006 the Company funded $4.5 million in trust accounts using cash on hand to guarantee closure and post closure obligations at its non-operating sites in Texas and Illinois.

Note 11. Honeywell International Contract

On June 8, 2005, the Company entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of an estimated one million tons of chromite ore processing residue over an estimated four to five year period. Waste disposal at the Company’s Grand View, Idaho facility began in July 2005. A $3,500,000 advance payment was received from, and will be credited back to Honeywell during the contract term. The contract provides that the Company will receive 99% of the material shipped off-site for disposal and provides for deficiency fees when Honeywell is unable to provide specified minimum waste volumes to the Company, or the Company is unable to take sufficient waste volumes when offered. Similar contract terms were also entered into by the Company and its primary subcontractor.

On October 6, 2005, Honeywell filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site by 53%. On January 3, 2006 the U.S. District Court disqualified Honeywell’s expert witness and certain attorneys supporting this motion. On February 17, 2006 the U.S. Court of Appeals for the Third Circuit denied Honeywell’s petition for permission to appeal. The Company is not aware of any other motions to reduce the scope of the Honeywell project

On November 16, 2005, Honeywell notified the Company that it had filed a brief with the U.S. District Court to resume waste excavation and offsite shipments in the March 2006 timeframe. The Company has assessed Honeywell deficiency fees and was assessed deficiency fees by its subcontractors up to April 3, 2006, when waste shipments resumed.

Note 12. Partial Service Interruption at Robstown, Texas Hazardous Waste Facility

Waste treatment at the Company’s Robstown Texas facility was suspended following a July 1, 2004 fire in the facility’s waste treatment building. Prior to the fire, treatment revenue represented approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility’s revenue. While the Company is insured for business interruption, operational upgrades and reduced customer business adversely impacted 2004 and 2005 financial performance. Differences between the costs incurred and amounts recognized by the Company may adversely impact 2006 financial performance. The Texas facility restored limited treatment services in December 2004 and full treatment services on August 8, 2005.

As of March 31, 2006, the Company had filed approximately $2,200,000 in business interruption insurance claims with its insurance carrier, of which $1,332,000 has been recognized and $1,175,000 has been received. The Company has a receivable for $157,000 of incremental costs due to the fire and is working with its insurer to resolve its remaining claim. No assurance can be given that the Company will collect any additional funds for this claim.

Note 13. Subsequent Events

On January 2, 2006 and April 3, 2006, the Company declared dividends of $0.15 per common share. Dividends were paid out of cash on hand on January 13, 2006 and April 21, 2006, of $2,661,000 and $2,714,000, respectively.

On April 3, 2006, the Company self funded $4.5 million of non-operating disposal site closure and post-closure obligations, replacing the insurance policy which previously provided financial assurance for those sites. The insurance policy remains in effect through December 19, 2008, at a reduced annual premium, for financial assurance obligations at operating facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements and information included in this Form 10-Q that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding the Company’s expectations, intentions, beliefs and strategies regarding the future including sales, earnings per share, cost structure, market position, market growth opportunities and new services. The Company may make other forward-looking statements from time to time, including, but not limited to press releases, public conferences, public investor conference calls and webcasts. All forward-looking statements are based on information available to the Company at the time the statements are made, and the Company assumes no obligation to update any forward-looking statements. Actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Some of these risks and uncertainties are discussed below.

The reader should carefully consider the following risk factors. The risks and uncertainties described below are not the only ones the Company may face. Additional risks and uncertainties Not Known to us or that we now think are Immaterial may also impair the Company’s business operations. General risks that apply to most businesses also apply to the Company such as general economic conditions, availability of employees or other resources, inflation, seasonality, access to capital, natural disasters, acts of God, war, or terror. While not specified below, the Not Known, Immaterial, or General Risks could cause actual results to differ materially from those included in the forward-looking statements just as significantly as the risks specified below.

If any of the following specified risks were to occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. If that occurs, the trading price of the Company’s common stock could decline, and investors may lose all or part of their investment.

Access to Cost Effective Transportation Services

Revenue at each of the Company’s facilities is subject to potential risks from disruptions in rail or truck transportation services which are relied upon to deliver waste to these facilities. Events such as increases in fuel costs, strikes, natural disasters and other acts of God, war, or terror could delay shipments and reduce both volumes and revenues. In addition, transportation services may be limited by economic conditions, including increasing demand for rail or trucking services, resulting in sustained periods of slower service. No assurance can be given that we can procure transportation services at historic rates. Such factors could limit the Company’s ability to implement its growth plan and increase revenues.

Ability and Willingness to Pay Dividends

The Company’s ability to pay dividends is subject to certain conditions such as continued compliance with bank covenants and the Board of Director’s approval of any such dividend declaration or payment. Numerous events or situations could cause the Company to no longer be in compliance with bank covenants, or cause the Board of Directors to no longer approve the payment of dividends.

Risks Described in December 31, 2005 Form 10-K

Compliance and Changes with Applicable Laws and Regulations
Exposure to Litigation
Access to Insurance and Financial Assurances
Implementation of New Technologies
Competitive Environment
Economic Conditions affecting the Company’s Customers
Potential Loss of Major Contracts
Potential Fires or Other Incidents Limiting Operations
Access to Cost Effective Rail Transportation Service
Utilization of Net Operating Loss Carryforwards
Ability to Perform Contracts as Required
Significant Sales by the Selling Stockholders May Cause the Market Price of the Company’s Stock to Decline

Introduction

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to nuclear power plants, refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions. The majority of its revenues are derived from fees charged at the Company’s four fixed waste disposal facilities. The Company and its predecessors have been in business for 53 years.

A significant portion of the Company’s revenue is attributable to discrete waste clean-up projects (“Event Business”) which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. Moreover, the types and amounts of waste received from recurring (“Base Business”) customers also varies quarter to quarter. These variations in service mix are difficult to forecast with precision, and can produce large quarter to quarter swings in revenue, gross profit, gross margin and operating profit. Management’s strategy is to continue expanding its recurring customer business while simultaneously securing both short term and extended duration Event Business projects. When the Company’s Base Business covers the Company’s fixed costs, a significant portion of the Event Business revenue generally falls through to the bottom line. This strategy takes advantage of the operating leverage inherent to the largely fixed cost nature of the waste disposal business.

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

Accounting for the July 1, 2004 Texas fire

A July 1, 2004 fire in the Robstown, Texas facility’s waste treatment building resulted in an insurance claim for Property and Equipment damaged in the fire. As of March 31, 2006, the Company had fully impaired the $679,000 in book value of assets damaged in the fire, and recognized and received $905,000 of property insurance proceeds. As of March 31, 2006, the Company had filed approximately $2,200,000 in business interruption insurance claims with its insurance carrier of which $1,332,000 has been recognized and $1,175,000 has been received. The Company has a receivable for $157,000 of incremental costs due to the fire and is working with its insurer to resolve its remaining claim. No assurance can be given that the Company will collect any additional funds for this claim.

Disposal Facility Accounting

In general terms, a disposal cell development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space has been filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

▪	Personnel and equipment costs incurred to construct disposal cells are capitalized as a cell development asset.

▪
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

▪
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

Litigation

The Company is periodically involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process or other factors. The Company is not presently involved in any material litigation; however litigation that we currently believe to be immaterial or are unaware of, may ultimately prove to be material.

Overall Company Performance

The Company’s financial performance for the three months ended March 31, 2006 was substantially improved over the first three months of 2005. This quarter to quarter difference primarily reflects an increased volume as well as a more favorable waste service mix during the three months ended March 31, 2006 as discussed below.

Results of Operations

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

	Three Months Ended
($ in 000’s)	March 31, 2006		March 31, 2005
	$	%	$	%

Revenue	21,522		12,554
Transportation costs	5,057	23.5%	3,213	25.6%
Direct operating costs	6,755	31.4%	5,500	43.8%

Gross profit	9,710	45.1%	3,841	30.6%
SG & A	3,483	16.2%	2,514	20.0%
Business interruption insurance claim	--	--%	(41)	(0.3)%

Operating income	6,227	28.9%	1,368	10.9%

Interest income	188	0.9%	85	0.7%
Interest expense	1	0.0%	47	0.4%
Other income	284	1.3%	17	0.1%

Net income before income taxes	6,698	31.1%	1,423	11.3%
Income tax expense	2,519	11.7%	567	4.5%

Net income	4,179	19.4%	856	6.8%

Comparison of Three Months Ended March 31, 2006 and 2005

Unless otherwise described, changes discussed relate to the increase or decrease from the three month period ended March 31, 2005 to the three month period ended March 31, 2006.

Revenue
For the three months ended March 31, 2006, the Company reported consolidated revenue of $21,522,000, a 71% increase from the $12,554,000 reported for the same period in 2005. All four operating disposal sites generated higher revenue during the first quarter of 2006. The higher quarterly revenue resulted from a combination of higher waste volumes as well as average selling prices (“ASP”) for the Company’s treatment and disposal services. At the three hazardous waste disposal facilities, volumes increased 42% and ASP increased 8% over the same quarter last year. The increase in waste volume resulted from shipments to the Company’s Idaho and Texas facilities during the 2006 quarter which were lower during the 2005 quarter due to weather and other factors for customers of the Idaho facility and reduced waste treatment volumes at the Texas facility due to the July 1, 2004 fire. The increase in ASP reflected a change in the mix of treatment and direct disposal services. During the three months ending March 31, 2006 and 2005, revenue from a contract with the U.S. Army Corps of Engineers accounted for $5,056,000 and $2,650,000 or 24% and 21% of revenue, respectively.

Operating Disposal Facilities
Richland, Washington LLRW disposal facility revenue increased 128% for the three months ended March 31, 2006 versus the same period in 2005. This increase was due to a 130% increase in rate-regulated wastes and a 127% increase in non rate-regulated waste receipt. For 2006, the Washington Utilities and Transportation Commission has approved a revenue requirement of $5,629,000 for the Richland facility’s rate-regulated low-level radioactive waste business, of which $1,602,000 was recorded in the three months ended March 31, 2006. Management currently expects the Richland facility to reach its approved 2006 revenue requirement.

At the Grand View, Idaho disposal facility, 55% higher waste volumes were partially offset by 6% lower ASP. Total revenue increased 64%, however, from the same quarter last year. Management expects the Honeywell contract will represent a significant amount of the facility’s volume starting in May 2006.

At the Beatty, Nevada hazardous treatment and disposal facility, total revenue increased 39% for the three months ended March 31, 2006 from the same period in 2005. The increased revenue was due to an 8% waste volume increase and a 31% increase in ASP. The increased volume was primarily from increased shipments from recurring base business. The higher ASP resulted from a higher percentage of waste from higher priced treatment services.

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 120% for the three months ended March 31, 2006 from the same period in 2005. The increased revenue reflected a higher priced mix of wastes received at the site (ASP increased by 50%), and a 39% increase in waste volume. Following a July 1, 2004 fire, the Texas facility resumed limited treatment operations on December 1, 2004 and full treatment services in a new building on August 8, 2005.

Direct Operating Costs

For the three months ended March 31, 2006, consolidated direct operating costs increased 36% to $11,812,000 (55% of revenue) compared to $8,713,000 (69% of revenue) for the same period in 2005. This was primarily caused by increased use of railroad services to transport wastes. The Company continues its efforts to control direct costs through operational improvements and efficiencies such as improved reagent purchasing and usage at the three hazardous facilities.

Operating Disposal Facilities

Direct costs at each of the three hazardous operating facilities increased from the same quarter last year. This increase in consolidated direct operating costs was driven by an increase in direct costs at the Grand View, Idaho facility of $2,185,000 related to rail transportation, an increase in direct costs at the Robstown, Texas, facility of $185,000 in depreciation expense related to higher disposal volumes, and $343,000 in fees for waste brokered to other companies for treatment. While most of a facility’s direct costs are fixed, transportation, third party service fees, and treatment reagents are substantially variable.

Non Operating Disposal Facilities

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company’s obligations subsequent to operational use. For the three months ended March 31, 2006 and 2005, the Company reported $-0- and $14,000 of expenses on proposed development projects, and $91,000 and $106,000 of costs in 2006 and 2005 to remediate or close facilities subsequent to use.

Gross Profit

Higher revenue compounded by a lower percentage of direct costs resulted in a 153% increase in gross profit. Quarterly gross profit reached $9,710,000 compared with a gross profit of $3,841,000 for the same quarter last year. Increased disposal revenue at all four operating disposal facilities produced more fall through to the bottom line due to the largely fixed cost nature of the business. Gross margin increased from 31% to 45% of revenue.

Selling, General and Administrative Costs (SG&A)

For the three months ended March 31, 2006, the Company reported SG&A of $3,483,000 (16% of revenue), a 39% increase from the $2,514,000 (20% of revenue) for the first three months of 2005. This increase primarily resulted from a $560,000 increase in sales commissions and management bonuses including a $437,000 accrual in 2006 for the Management Incentive Plans that were not accrued in 2005. The Company will continue to accrue Management Incentive Plan costs provided that objective operating income targets are achieved.

Operating Disposal Facilities

During the quarter ended March 31, 2006, Operating Disposal Facilities SG&A increased $223,000 due to increased costs from a variety of sources, including payroll, insurance, bad debts, and legal support.

Corporate

During the quarter ended March 31, 2006, Corporate SG&A increased $751,000 due to increases in payroll of $110,000; commissions and bonuses of $560,000; and related payroll taxes of $58,000. $437,000 of the increase in commissions and bonuses is due to the accrual for the Management Incentive Plans for which no accrual was made in the quarter ended March 31, 2005.

Non Operating Disposal Facilities

Non Operating Disposal Facilities incurred primarily legal costs to recover the Company’s investment in formerly proposed disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended March 31, 2006 and 2005, the Company reported $-0- and $5,000 of such SG&A expenses, respectively. Due to the final resolution of both formerly proposed projects, no significant SG&A expenses are expected for Non operating disposal facilities in the future.

Interest Income

For the three months ended March 31, 2006, the Company earned $188,000 of interest income, an increase from $85,000 in the first quarter of 2005 due to higher cash balances and higher interest rates available on short term investments. Interest income is earnings on cash balances, short-term investments, and notes receivable for which income is a function of prevailing market rates. Based on current interest rates, the Company anticipates approximately $60,000 a month of interest income during 2006.

Interest Expense

For the three months ended March 31, 2006, the Company reported interest expense of $1,000, a decrease of $46,000 from the corresponding period in 2005. The primary cause of this decrease was the payoff of the term loan with Wells Fargo Bank during December 2005. At March 31, 2006, the line of credit had a zero balance and the only interest bearing debt was incurred on a capital lease for office equipment.

Other Income (Loss)

Other Income is composed of the following ($ in thousands):

	Three Months Ended March 31,
	2006	2005

Reimbursed legal fees	$299	$--
Gain/(loss) for sale or rent of property rights	(8)	17
Other miscellaneous income, net	(7)	--

Total other income (loss)	$284	$17

Income Taxes

The components of the income tax provision were as follows ($ in thousands):

	Three Months Ended March 31,
	2006	2005

Federal tax expense	$2,314	$521
State tax expense	205	46

Income tax expense	$2,519	$567

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The potential realization of a significant portion of net deferred tax assets is based in part on the Company’s estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The net operating loss carry forward at March 31, 2006 was approximately $13,000,000 and expires at various dates between 2019 and 2023. Due to the Company’s net operating loss carry forwards, 2006 income tax expense of approximately 8% of pretax income is expected to be paid in cash. The other approximately 30% of income tax expense will be offset against the net operating loss carry forwards.

The Company will continue to assess the deferred tax asset for utilization as needed but at least annually.

Seasonal Effects

Operating revenues are generally lower in the winter months than warm weather months when more short duration, one-time remediation projects tend to occur. While both disposal and processing revenue are generally more affected by market conditions than seasonality, weather related clean-up project delays had a significant adverse impact on the first quarter of 2005.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2006, cash and short term investments totaled $17,290,000, a decrease of $2,565,000 from December 31, 2005. During the quarter, profitability was more than offset by capital expenditures and dividend payments.

The Company's days sales outstanding (“DSO”) increased to 60 days at March 31, 2006, compared to 53 days at December 31, 2005. The Company expects DSO to increase in 2006 due to the 60 day payment terms set forth in its contract with Honeywell International, Inc.

As of March 31, 2006 the Company’s liquidity, as measured by the current ratio, was 3.5 to 1.0. The debt to equity ratio, or total liabilities divided by stockholders equity, decreased to 0.4:1.0 at March 31, 2006. The Company expects the current ratio to decrease during 2006 due to funding $4,500,000 in restricted trust accounts, increased accounts payable from the Honeywell project, and expected usage of the current portion of its deferred tax asset.

Sources of Cash

On December 13, 2005, the Company amended its line of credit with Wells Fargo Bank for a maximum amount available of $15,000,000 and a maturity date of June 15, 2008. The line of credit is unsecured. Monthly interest only payments are required based on a pricing grid, under which the interest rate decreases or increases based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread.

Company operations produced an average of almost $5,000,000 a quarter in cash flow over the past three years. Management expects 2006 quarterly cash flow from operations to be higher, on average. The $17,290,000 in cash and short term investments at March 31, 2006 was comprised of short term investments which were not required for operations of $12,263,000, cash immediately available for operations of $6,730,000, and a net checks outstanding amount of ($1,703,000).

Uses of Cash

Management currently expects capital spending of approximately $12,000,000 in 2006. Major projects include new railcars, new track and rail-to-truck transload facilities and related heavy equipment in Texas and Idaho, and a new treatment building in Nevada.

On April 3, 2006, the Company deposited $4.5 million into interest bearing trust accounts to guarantee its non-operating disposal site closure and post-closure obligations. This replaced the insurance policy which previously provided financial assurance for those sites. The insurance policy remains in effect through December 19, 2008, at a reduced premium, for financial assurance obligations at operating facilities.

The Company paid $0.15 quarterly dividends on January 13, 2006 and April 21, 2006 out of cash on hand and currently intends to pay additional $0.15 quarterly dividends on July 21, 2006 and October 20, 2006 subject to certain conditions including continued compliance with bank covenants. The line of credit agreement allows for dividends on any of the Company’s outstanding capital stock as long as an event of default has not occurred, and will not occur as a result of the dividend.

The Company believes that cash on hand and cash flow from operations, augmented if needed by periodic borrowings under the line of credit, will be sufficient to meet the Company’s cash needs for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and does not enter into transactions denominated in currencies other than the U.S. Dollar.

The Company has minimal interest rate risk on investments or other assets due to the Company’s preservation of capital approach to investments. At March 31, 2006, approximately $17,300,000 was held in cash or short term investments at terms ranging from overnight to three months. Together, these items earned interest at approximately 4% and comprised 19% of assets.

Item 4. Controls and Procedures.

(a) As of the end of the period covered by this quarterly report, Company management, under the direction of the Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer believe that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company’s Exchange Act filings.

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending March 31, 2006, there were no changes to internal controls or in other factors that could materially affect these internal controls.

Part II OTHER INFORMATION.

Item 1.  Legal Proceedings.

The Company is not presently involved in any material litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company received a Nasdaq Staff Deficiency Letter on April 26, 2006 indicating that it fails to comply with the Independent Director approval of Executive Compensation requirements for continued listing set forth in Marketplace Rule 4350(c)(3). Mr. Ken Leung, current Chairman of the Compensation Committee, ceased being an Independent Director on March 29, 2006, when Sanders Morris Harris (where Mr. Leung serves as a Managing Director) entered an agreement with the Company for financial advisory services. Consistent with prior plans, Mr. Leung will decline reappointment to the Compensation Committee when the newly elected Board of Directors meets and sets committee membership following the Company’s May 25, 2006 annual shareholders meeting. The Compensation Committee has not met since March 29, 2006 and will not meet prior to May 25, 2006.

Item 6.  Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certifications of March 31, 2006 Form 10-Q by Chief Executive Officer dated May 1, 2006
31.2	Certifications of March 31, 2006 Form 10-Q by Chief Accounting Officer dated May 1, 2006
32.1	Certifications of March 31, 2006 Form 10-Q by Chief Executive Officer dated May 1, 2006
32.2	Certifications of March 31, 2006 Form 10-Q by Chief Accounting Officer dated May 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN ECOLOGY CORPORATION
(Registrant)

Date: May 1, 2006	By:/s/ Stephen A. Romano
Stephen A. Romano
President, Chief Executive Officer and Chief Operating Officer

Date: May 1, 2006	By:/s/ Michael J. Gilberg
Michael J. Gilberg
Vice President and Controller, Chief Accounting Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of March 31, 2006 Form 10-Q by Chief Executive Officer dated May 1, 2006
31.2	Certifications of March 31, 2006 Form 10-Q by Chief Accounting Officer dated May 1, 2006
32.1	Certifications of March 31, 2006 Form 10-Q by Chief Executive Officer dated May 1, 2006
32.2	Certifications of March 31, 2006 Form 10-Q by Chief Accounting Officer dated May 1, 2006