Form 10-Q
period 2006-06-30
AMERICAN ECOLOGY CORP
filed 2006-07-31
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to____________________________

Commission File Number 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-3889638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Lakepointe Centre I, 300 E. Mallard, Suite 300 Boise, Idaho (Address of principal executive offices)	83706 (Zip Code)

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

At July 28, 2006 Registrant had outstanding 18,134,678 shares of its Common Stock.

AMERICAN ECOLOGY CORPORATION
Quarterly Report on Form 10-Q for the
Six Months Ended June 30, 2006

TABLE OF CONTENTS

Part I. Financial Information

OFFICERS	CORPORATE OFFICE
Stephen A. Romano	Lakepointe Centre I
Chief Executive Officer, President and Chief	American Ecology Corporation
Operating Officer	300 East Mallard Drive, Suite 300
Boise, Idaho 83706
Simon G. Bell	(208) 331-8400
Vice President and Director of Hazardous Waste	(208) 331-7900 (fax)
Operations	www.americanecology.com

John M. Cooper
Vice President and Chief Information Officer

Jeffrey R. Feeler (Effective July 28, 2006)	COMMON STOCK
Vice President and Controller, Chief Accounting	American Ecology Corporation's common stock
Officer, Treasurer	trades on the Nasdaq National Market
under the symbol ECOL.
Michael J. Gilberg (Through July 28, 2006)
Vice President and Controller, Chief Accounting
Officer, Secretary and Treasurer

Michael G. Hannon
Vice President of Corporate Development	FINANCIAL REPORTS
A copy of American Ecology Corporation
Wayne R. Ipsen	Annual and Quarterly Reports, as filed on Form
Assistant Secretary	10-K and 10-Q with the Securities and Exchange
Commission, may be obtained by writing:
Steven D. Welling	Lakepointe Centre I
Vice President of Sales & Marketing	300 E. Mallard, Suite 300
Boise, Idaho 83706
DIRECTORS	or at www.americanecology.com
Kenneth C. Leung, Chairman
Managing Director, Sanders Morris Harris

Roy C. Eliff
Independent Businessman

Edward F. Heil, Chairman
Independent Businessman	TRANSFER AGENT
American Stock Transfer & Trust Company
John W. Poling Executive Vice President, Corporate	59 Maiden Lane
Development, The Tube Media Corp.	New York, New York 10038
(718) 921-8289
Richard Riazzi	or at www.amstock.com
General Manager, Chelan County PUD

Stephen A. Romano
Chief Executive Officer, President and Chief
Operating Officer

General Jimmy D. Ross
U.S. Army, Retired	AUDITOR
Moss Adams LLP
General Richard T. Swope	1001 Fourth Avenue, Suite 2900
U.S. Air Force, Retired	Seattle, WA 98154

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
($ in 000’s except per share amounts)
	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,612	$3,641
Short-term investments	9,205	16,214
Receivables, net	21,845	13,573
Insurance receivable	157	157
Prepayments and other	3,727	3,183
Income tax receivable	1,351	1,248
Deferred income taxes	1,848	6,714
Total current assets	39,745	44,730

Property and equipment, net	48,700	40,896
Restricted cash	4,622	84
Other assets	501	738
Deferred income taxes	3,021	3,021
Total assets	$96,589	$89,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6	$--
Accounts payable	3,270	3,665
Deferred revenue	3,360	1,261
State burial fees payable	1,635	1,454
Management incentive plan payable	870	1,272
Customer advances	1,912	1,535
Customer refunds	413	1,062
Accrued liabilities	1,807	1,337
Accrued closure and post closure obligation, current portion	999	1,127
Total current liabilities	14,272	12,713

Long-term debt	27	--
Long-term accrued liabilities	549	485
Long-term customer advances	1,006	1,752
Accrued closure and post closure obligation, excluding current portion	10,496	10,560
Total liabilities	26,350	25,510

Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, 1,000,000 shares authorized,
Common stock, $.01 par value, 50,000,000 authorized, 18,134,678 and 17,742,420 shares issued and outstanding	181	177
Additional paid-in capital	55,758	53,213
Retained earnings	14,300	10,569
Total shareholders’ equity	70,239	63,959

Total Liabilities and Shareholders’ Equity	$96,589	$89,469

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in 000’s except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$29,924	$18,779	$51,446	$31,333
Transportation costs	11,459	3,823	16,516	7,036
Other direct operating costs	7,940	5,736	14,695	11,236

Gross profit	10,525	9,220	20,235	13,061
Selling, general and administrative expenses	3,061	3,358	6,544	5,872
Business interruption insurance claims	--	--	--	(41)

Operating income	7,464	5,862	13,691	7,230
Interest income	205	93	393	178
Interest expense	1	48	2	95
Other income	174	22	458	39

Income before income tax	7,842	5,929	14,540	7,352
Income tax expense	2,915	2,223	5,434	2,790

Net income	$4,927	$3,706	$9,106	$4,562

Basic earnings per share	$.27	$.21	$.51	$.26

Diluted earnings per share	$.27	$.21	$.50	$.26

Dividends paid per common share	$.15	$--	$.30	$--

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $ in 000’s)
	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$9,106	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,846	3,066
Deferred tax asset	4,866	2,135
Stock compensation	222	180
Changes in assets and liabilities:
Receivables	(8,272)	(4,673)
Other assets	(225)	(1,874)
Closure and post closure obligation	(729)	(460)
Income taxes payable/receivable	(103)	--
Accounts payable and accrued liabilities	999	2,256
Net cash provided by operating activities	9,710	5,192

Cash flows from investing activities:
Capital expenditures	(11,081)	(7,217)
Proceeds from sale of property and equipment	4	749
Transfers from cash to restricted cash	(4,622)	--
Transfers to cash from short term investments, net	7,009	7
Net cash used by investing activities	(8,690)	(6,461)

Cash flows from financing activities:
Dividends paid	(5,375)	--
Payments of indebtedness	(1)	(728)
Income tax benefit on exercise of stock options	551	652
Stock options exercised	1,776	870
Net cash (used) provided by financing activities	(3,049)	794

Decrease in cash and cash equivalents	(2,029)	(475)
Cash and cash equivalents at beginning of period	3,641	2,160
Cash and cash equivalents at end of period	$1,612	$1,685

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2	$95
Income taxes paid	103	4
Non-cash investing and financing activities:
Acquisition of equipment with notes/capital leases	34	--
Common stock dividends accrued	--	2,645
Common stock issued for director and employee compensation	222	180

See notes to consolidated financial statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (the “Company”). These financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except per share amounts)	2006	2005	2006	2005

Net income available to common shareholders	$4,927	$3,706	$9,106	$4,562

Weighted average shares outstanding-
Common shares	18,116	17,509	17,997	17,460
Effect of dilutive stock options	141	436	135	421

Average shares	18,257	17,945	18,132	17,881

Basic earnings per share	$.27	$.21	$.51	$.26

Diluted earnings per share	$.27	$.21	$.50	$.26

Note 3.	Equity

On January 2, April 3, and July 3, 2006, the Company declared dividends of $0.15 per common share to stockholders of record on January 2, April 14, and July 14, 2006, respectively. Each of the dividends was paid out of cash on hand on January 13, April 21, and July 21, 2006 in the amounts of $2,661,000, $2,714,000 and $2,720,000, respectively. The Company also intends that shareholders of record on October 13, 2006 will receive a $0.15 per share dividend, subject to certain conditions such as continued compliance with bank covenants.

Note 4.	Line of Credit

At June 30, 2006 and 2005, the outstanding balance on the revolving line of credit was $0 and the availability under the line of credit was $10,000,000 and $3,000,000, respectively, with $5,000,000 of the line of credit availability restricted for the outstanding standby letters of credit utilized as collateral for the Company’s financial assurance policies. The Company has continued to borrow on, and repay the line of credit according to business demands and availability of cash.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

($ in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2006
Revenue	$29,918	$6	$--	$29,924
Transportation cost	11,459	--	--	11,459
Other direct operating cost	7,847	93	--	7,940
Gross profit (loss)	10,612	(87)	--	10,525
SG&A	1,283	1	1,777	3,061
Operating income (loss)	9,329	(88)	(1,777)	7,464
Interest income, net	7	--	197	204
Other income	1	173	--	174
Income (loss) before income tax	9,337	85	(1,580)	7,842
Income tax expense	--	--	2,915	2,915
Net income (loss)	$9,337	$85	$(4,495)	$4,927
Depreciation, amortization, and accretion	$1,896	$90	$6	$1,992
Capital expenditures	$2,371	$4	$54	$2,429
Total assets	$70,904	$83	$25,602	$96,589
Three months ended June 30, 2005
Revenue	$18,762	$17	$--	$18,779
Transportation cost	3,823	--	--	3,823
Other direct operating cost	5,633	103	--	5,736
Gross profit (loss)	9,306	(86)	--	9,220
SG&A	1,257	2	2,099	3,358
Operating income (loss)	8,049	(88)	(2,099)	5,862
Interest income, net	10	--	35	45
Other income	22	--	--	22
Income (loss) before income tax	8,081	(88)	(2,064)	5,929
Income tax expense	--	--	2,223	2,223
Net income (loss)	$8,081	$(88)	$(4,287)	$3,706
Depreciation, amortization, and accretion	$1,588	$95	$7	$1,690
Capital expenditures	$4,685	$3	$--	$4,688
Total assets	$46,702	$6,545	$31,859	$85,106

($ in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2006
Revenue	$51,436	$10	$--	$51,446
Transportation cost	16,516	--	--	16,516
Other direct operating cost	14,511	184	--	14,695
Gross profit (loss)	20,409	(174)	--	20,235
SG&A	2,613	1	3,930	6,544
Operating income (loss)	17,796	(175)	(3,930)	13,691
Interest income, net	17	--	374	391
Other income/(expense)	(14)	173	299	458
Income (loss) before income tax	17,799	(2)	(3,257)	14,540
Income tax expense	--	--	5,434	5,434
Net income (loss)	$17,799	$(2)	$(8,691)	$9,106
Depreciation, amortization, and accretion	$3,654	$180	$12	$3,846
Capital expenditures	$10,974	$53	$54	$11,081
Total assets	$70,904	$83	$25,602	$96,589
Six months ended June 30, 2005
Revenue	$31,299	$34	$--	$31,333
Transportation cost	7,036	--	--	7,036
Other direct operating cost	11,027	209	--	11,236
Gross profit (loss)	13,236	(175)	--	13,061
SG&A	2,364	7	3,501	5,872
BI claim	(41)	--	--	(41)
Operating income (loss)	10,913	(182)	(3,501)	7,230
Interest income, net	20	--	63	83
Other income	39	--	--	39
Income (loss) before income tax	10,972	(182)	(3,438)	7,352
Income tax expense	--	--	2,790	2,790
Net income (loss)	$10,972	$(182)	$(6,228)	$4,562
Depreciation, amortization, and accretion	$2,861	$190	$15	$3,066
Capital expenditures	$7,214	$3	$--	$7,217
Total assets	$46,702	$6,545	$31,859	$85,106

Note 6.	Stock Option Plans

The Company has two stock-based compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations through December 31, 2005, and under SFAS No. 123R, “Share Based Payment” as of January 1, 2006. Under SFAS 123R, the Company has recognized the following compensation expense for options vesting in the quarter ended March 31, 2006, at which time all issued options had vested.

($ in thousands)	Compensation Expense

Fair value of options earned during the first quarter of 2006	$ 47

As of March 31, 2006, all outstanding options were vested and no further option compensation expense will be recognized unless additional options are issued.

The following table illustrates the effect on net income and earnings per share by applying the fair value recognition provisions of FASB Statement No. 123R, Share Based Payment, to stock-based compensation for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$3,706	$4,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	(227)
Pro forma net income	$3,612	$4,335

Earnings per share:
Basic - as reported	$.21	$.26
Basic - pro forma	$.21	$.25
Diluted - as reported	$.21	$.26
Diluted - pro forma	$.20	$.24

The stock option plan summary and changes during the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Options outstanding, beginning of period	245,624	878,408	567,320	913,708
Granted	--	--	--	7,500
Exercised	(64,728)	(179,377)	(386,424)	(222,177)
Canceled	--	(25,000)	--	(25,000)
Options outstanding, end of period	180,896	674,031	180,896	674,031

Weighted average exercise price of options, beginning of period	$5.17	$4.50	$4.84	$4.40
Weighted average exercise price of options granted	$--	$--	$--	$11.53
Weighted average exercise price of options exercised	$4.60	$4.01	$4.60	$3.92
Weighted average exercise price of options canceled	$--	$4.00	$--	$4.00
Weighted average exercise price of options, end of period	$5.37	$4.65	$5.37	$4.65

Options exercisable at end of period	180,896	521,361	180,896	521,361

Options available for future grant at end of period	188,976	188,976	188,976	188,976

The following table summarizes information about the stock options outstanding under the Company’s option plans as of June 30, 2006:

Range of exercise price per share	Weighted average Remaining contractual life (years)	Number outstanding	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$1.00 - $1.47	1.2	27,500	$1.26	27,500	$1.26
$2.13	2.9	10,000	$2.13	10,000	$2.13
$2.42 - $3.50	5.0	11,800	$2.58	11,800	$2.58
$3.75 - $4.50	4.6	22,200	$3.81	22,200	$3.81
$6.50	6.6	84,396	$6.50	84,396	$6.50
$9.20 - $12.15	8.1	25,000	$10.09	25,000	$10.09
		180,896		180,896

As of June 30, 2006, the 1992 Stock Option Plan for Employees had options outstanding to purchase 86,196 common shares with 188,976 shares remaining available for issuance under option grants.

Effective March 28, 2005, the Company’s Board of Directors terminated the 1992 Amended and Restated Outside Director Stock Option Plan, except for option grants then outstanding. As of June 30, 2006, the 1992 Outside Director Stock Option Plan had options outstanding to purchase 94,700 common shares.

No options were granted during the quarter ended June 30, 2006. For grants during the six months ended June 30, 2005, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Expected volatility	--	--	--	50%
Risk-free interest rates	--	--	--	4.1%
Expected lives	--	--	--	10 years
Dividend yield	--	--	--	2.7%
Weighted-average fair value of options granted during the quarter (Black-Scholes)	--	--	--	$5.28

Note 7.	2005 Non-Employee Director Compensation Plan

The 2005 Non-Employee Director Compensation Plan (“Director Plan”) was approved by shareholders at the Company’s May 25, 2005 Annual Meeting. The Director Plan provides for Non-Employee Directors to be paid an annual retainer of $16,000 in cash plus $25,000 in restricted stock with a one-year vesting period. The Director Plan also provides for each Non-Employee Director to be paid a meeting fee of $750 or $1,000 for each Committee or Board meeting they attend, as well as an additional payment, when appointed, of $4,000 for each standing committee chairman and $20,000 to the Chairman of the Board.

As of June 30, 2006, 19,600 shares of restricted stock had been issued to the Non-Employee Directors and 180,400 shares of stock remain available for issuance under the Director Plan.

Note 8.	2006 Restricted Stock Plan

The 2006 Restricted Stock Plan (“Employee Plan”) was approved by shareholders at the Company’s May 25, 2006 Annual Meeting. The Plan provides for Company employees to be eligible for grants of restricted stock at the discretion of the Company’s Board of Directors.

As of June 30, 2006, 934 shares of restricted stock had been issued to employees and 199,066 shares of stock remain available for issuance under the Plan.

Note 9.	Litigation

There is no material litigation outstanding.

Note 10.	Commitments and Contingencies

Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan (“2003 MIP”). The Plan provides for specified participants to receive bonuses based on pre-tax operating income levels. Plan bonuses are to be paid out over three years with a maximum in any one year of $1,125,000 if pre-tax operating income exceeds $12,000,000 including all 2003 MIP costs. As of June 30, 2006, the 2003 MIP has been fully accrued and no further expense is expected during 2006.

Effective January 1, 2006, the Company established the 2006 Management Incentive Bonus Plan (“2006 MIP”), which provides for selected management participants not included in the 2003 MIP to receive 2006 bonuses if objective performance criteria are met. Bonuses under the plan are to be paid up to 45% of the participant’s salary with maximum aggregate payments of approximately $369,000 due if all performance criteria are met during 2006.

The Company has accrued for the 2003 and 2006 MIPs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2006	2005	2006	2005

2003 MIP expense included in SG&A	$196	$541	$550	$541
2006 MIP expense included in SG&A	$88	$--	$171	$--

On June 23, 2006, the Company committed to purchase up to 84 rail cars for an aggregate purchase price of $6,400,000.

The Company intends that shareholders of record on October 13, 2006 will receive a $0.15 per share dividend subject to compliance with applicable Bank covenants.

Note 11.	Closure and Post Closure Obligations

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

Changes to reported closure and post closure obligations were as follows ($ in thousands):

Accrued Closure and Post Closure Obligation

December 31, 2005 obligation	$11,687
Accretion of obligation	537
Payment of obligation	(596)
Adjustment of obligation	(133)
June 30, 2006 obligation	$11,495

On April 3, 2006, the Company funded $4.5 million in trust accounts using cash on hand to guarantee closure and post closure obligations at its non-operating sites in Texas and Illinois. At June 30, 2006, $4,536,000 of the Company’s assets, included in Restricted cash on the balance sheet, were legally restricted for purposes of settling the closure and post closure obligation.

Note 12.	Honeywell International Contract

On June 8, 2005, the Company entered into a contract with Honeywell International, Inc. to transport, treat and dispose of an estimated one million tons of chromite ore processing residue over an estimated four to five year period. Waste disposal at the Company’s Grand View, Idaho facility began in July 2005. A $3,500,000 advance payment was received from, and will be credited back to Honeywell during the contract term. The contract provides that the Company will receive 99% of the material shipped off-site for disposal and provides for deficiency fees when Honeywell is unable to provide specified minimum waste volumes to the Company, or the Company is unable to accept specified waste volumes when offered. Similar contract terms were entered into by the Company and its primary subcontractor.

On October 6, 2005, Honeywell filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site by 53%. On January 3, 2006, the U.S. District Court disqualified Honeywell’s expert witness and certain attorneys supporting this motion. On February 17, 2006, the U.S. Court of Appeals for the Third Circuit denied Honeywell’s petition for permission to appeal. The Company is not aware of any other motions to reduce the scope of the Honeywell project.

On November 16, 2005, Honeywell notified the Company that it had filed a brief with the U.S. District Court to resume waste excavation and offsite shipments in the March 2006 timeframe. The Company assessed Honeywell deficiency fees and was assessed deficiency fees by its subcontractors up to April 3, 2006, when waste shipments resumed.

During the three and six months ended June 30, 2006, shipments under the Honeywell contract represented 43% and 28% of Company revenues. At June 30, 2006, $8,941,000 of Accounts receivable was due the Company.

Note 13.	Partial Service Interruption at Robstown, Texas Facility

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

As of March 31, 2006, the Company had filed approximately $2,200,000 in business interruption insurance claims with its insurance carrier, of which $1,332,000 has been recognized and $1,175,000 has been received. The Company has a receivable for $157,000 of incremental costs due to the fire and is working with its insurer to resolve its remaining claim. Differences between the costs incurred and amounts recognized by the Company may adversely impact 2006 financial performance, and no assurance can be given that the Company will collect additional funds for this claim.

Note 14.	Subsequent Events

On July 3, 2006, the Company declared a dividend of $0.15 per common share to stockholders of record on July 14, 2006. The dividend was paid out of cash on hand on July 21, 2006 in the amount of $2,720,000.

On July 27, 2006 the Company awarded stock option grants to 21 employees for an aggregate of 166,000 shares under the Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan.  The options carry a $21.74 exercise price, vest 1/3rd each on July 27, 2007, 2008, 2009, and will expire on July 27, 2016 unless exercised or forfeited at an earlier date.  This action was taken based on the unanimous recommendation of the Board's Compensation Committee that Stock Option Grants were an important component of management retention.

 The following highly compensated management employees were included in the July 27, 2006 stock option grant:

Highly Compensated Management Employee	Title	Options Granted
Stephen A. Romano	Chief Executive Officer	35,000
John M. Cooper	V.P and Chief Information Officer	20,000
Steven D. Welling	V.P of Sales and Marketing	20,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Access to Cost Effective Transportation Services

Revenue at each of the Company’s facilities is subject to potential risks from disruptions in rail or truck transportation services which are relied upon to deliver waste to these facilities. Events such as increases in fuel costs, strikes, natural disasters and other acts of God, war, or terror could prevent or delay shipments and reduce both volumes and revenues. In addition, transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in sustained periods of slower service. No assurance can be given that we can procure transportation services at historic rates. Such factors could limit the Company’s ability to implement its growth plan and increase revenues.

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

Introduction

The Company is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to oil refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions, and the nuclear power industry. The majority of its revenues are derived from fees charged at the Company’s four fixed waste disposal facilities. The Company and its predecessors have been in business for 53 years.

A significant portion of the Company’s revenue is attributable to discrete waste clean-up projects (“Event Business”) which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. Moreover, the types and amounts of waste received from recurring (“Base Business”) customers also vary quarter to quarter. These variations in service mix are difficult to forecast with precision, and can produce large quarter to quarter swings in revenue, gross profit, gross margin and operating profit. Management’s strategy is to continue expanding its recurring customer business while simultaneously securing both short term and extended duration Event Business projects. When the Company’s Base Business covers the Company’s fixed costs, a significant portion of the Event Business revenue generally falls through to the bottom line. This strategy takes advantage of the operating leverage inherent to the largely fixed cost nature of the waste disposal business.

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

Accounting for the July 1, 2004 Texas fire

A July 1, 2004 fire in the Robstown, Texas facility’s waste treatment building resulted in an insurance claim for Property and Equipment damaged in the fire. As of June 30, 2006, the Company had fully impaired the $679,000 in book value of assets damaged in the fire, and recognized and received $905,000 of property insurance proceeds. As of June 30, 2006, the Company had filed approximately $2,200,000 in business interruption insurance claims with its insurance carrier of which $1,332,000 has been recognized and $1,175,000 has been received. The Company has a receivable for $157,000 of incremental costs due to the fire and is working with its insurer to resolve its remaining claim. No assurance can be given that the Company will collect any additional funds for this claim.

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

Litigation

The Company is periodically involved in litigation requiring estimates of timing and loss potential whose disposition is controlled by the judicial process or other factors. The Company is not presently involved in any material litigation; however litigation that we currently believe to be immaterial or are unaware of may ultimately prove to be material.

Overall Company Performance

The Company’s financial performance for the three and six months ended June 30, 2006 was substantially improved over the first three and six months of 2005. The quarter to quarter improvements primarily reflect increased volumes as well as a more favorable waste service mix during the three and six months ended June 30, 2006, as discussed below.

Outlook for 2006

The Company continues to project that net earnings for 2006 will be at the upper end of its previously announced guidance range of $0.72 to $0.82 per diluted share. Management expects softer third quarter financial performance, however, due to pending completion of an event project shipping to its Washington facility as well as reduced waste shipments under the Company’s multi-year contract with the U.S. Army Corps of Engineers. This reduction in Army Corps work reflects delays in shipments from several ongoing remediation projects pending appropriation of funds for the next federal fiscal year. Management anticipates shipments from these ongoing projects to resume during the fourth quarter of 2006.

Results of Operations

The following table presents, for the periods indicated, the operating costs as a percentage of revenues in the consolidated income statement:

	Three Months Ended				Six Months Ended
($ in 000’s)	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	$	%	$	%	$	%	$	%

Revenue	29,924		18,779		51,446		31,333
Transportation costs	11,459	38.3%	3,823	20.4%	16,516	32.1%	7,036	22.5%
Other direct operating costs	7,940	26.5%	5,736	30.5%	14,695	28.6%	11,236	35.8%

Gross profit	10,525	35.2%	9,220	49.1%	20,235	39.3%	13,061	41.7%
SG&A	3,061	10.2%	3,358	17.9%	6,544	12.7%	5,872	18.7%
Business interruption insurance claim	--	0.0%	--	0.0%	--	0.0%	(41)	-0.1%

Operating income	7,464	24.9%	5,862	31.2%	13,691	26.6%	7,230	23.1%

Interest income	205	0.7%	93	0.5%	393	0.8%	178	0.6%
Interest expense	1	0.0%	48	0.3%	2	0.0%	95	0.3%
Other income	174	0.6%	22	0.1%	458	0.9%	39	0.1%

Net income before income taxes	7,842	26.2%	5,929	31.6%	14,540	28.3%	7,352	23.5%
Income tax expense	2,915	9.7%	2,223	11.8%	5,434	10.6%	2,790	8.9%

Net income	4,927	16.5%	3,706	19.7%	9,106	17.7%	4,562	14.6%

Comparison of Three Months Ended June 30, 2006 and 2005

Revenue

For the three months ended June 30, 2006, the Company reported consolidated revenue of $29,924,000 a 59% increase over the $18,779,000 reported for the same period in 2005. All four waste disposal facilities generated higher revenue during the second quarter of 2006 and volumes increased 2% over the same quarter last year. The Company also achieved a 6% increase in average selling price (“ASP”) for its treatment and disposal services. The increase in waste volume reflected an increase in both project (or “Event”) work and base business during the quarter. The increase in ASP reflects an increased percentage of revenue from higher priced niche and treatment services. Also contributing to the quarterly revenue growth was a 200% increase in transportation services provided over the same quarter last year. The following customers represented 10% or more of revenue during the three months ended June 30:

Customer	2006	2005
Honeywell International	43%	--
U.S. Army Corps of Engineers	12%	37

Management expects a substantial reduction in Army Corps work during the third quarter of 2006 on several ongoing remediation projects pending appropriation of funds for the next federal fiscal year. Management anticipates shipments from these ongoing projects to resume during the fourth quarter.

Operating Disposal Facilities

Revenue at the Richland, Washington LLRW disposal facility increased 109% for the three months ended June 30, 2006 from the same period in 2005. This increase was due to a large non rate-regulated project which is expected to be completed in August, 2006. For 2006, the Washington Utilities and Transportation Commission has approved a revenue requirement of $5,629,000 for the Richland facility’s rate-regulated low-level radioactive waste interstate compact business, of which $1,232,000 was recorded in the three months ended June 30, 2006. Management currently expects the Richland facility to reach its approved 2006 revenue requirement.

At the Grand View, Idaho disposal facility a 222% increase in transportation services offset flat volumes and a 4% decrease in ASP to produce a 65% increase in revenue over the same quarter last year. Management expects the U.S. Army Corps of Engineers to ship minimal quantities of waste during the third quarter of 2006, and Honeywell International to ship larger quantities of waste to the facility during the quarter.

At the Beatty, Nevada hazardous treatment and disposal facility, revenue increased 37% for the three months ended June 30, 2006 from the same period in 2005. The increased revenue reflects flat waste volumes offset by a more favorable service mix, as evidenced by a 36% increase in ASP. The flat volume was due to decreased waste shipments from non-hazardous industrial waste projects. Higher ASP reflected expanded treatment services, including receipt of corrosive wastes, allowed by the facility’s five year hazardous waste permit renewal which took effect in April 2005.

At the Robstown, Texas hazardous treatment and disposal facility, revenue increased 24% for the three months ended June 30, 2006 over the same period in 2005. This increase reflected a 3% ASP reduction for treated wastes offset by a 26% increase in waste volumes received at the site compared to the second quarter of 2005.

Direct Operating Costs

For the three months ended June 30, 2006, consolidated direct operating costs increased 103% to $19,399,000 compared to $9,559,000 for the same period in 2005. This primarily reflects increased transportation costs, which increased $7,636,000 or 80% of the increase in direct operating costs quarter to quarter. Relative to revenue, direct operating costs increased to 65% of revenue in the second quarter of 2006 up from 51% for the same quarter last year.

Operating Disposal Facilities

Direct costs at all four of the operating disposal facilities increased from the same quarter last year. This increase was largely driven by an increase in direct costs at the Grand View, Idaho facility of $9,018,000 due to increased wages and consumption of waste treatment additives as well as increased transportation costs of $7,447,000 to transport higher waste volumes. Higher fuel charges continue to push costs higher.

Non Operating Disposal Facilities

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company’s obligations subsequent to operational use. For the three months ended June 30, 2006 and 2005, the Company reported $1,000 and $12,000 of expenses on formerly proposed development projects, and $92,000 and $91,000 of costs in 2006 and 2005 to remediate or close facilities subsequent to use.

Gross Profit

Significantly higher quarterly revenue contributed to a 14% increase in gross profit, which was $10,525,000 for the quarter compared with a gross profit of $9,220,000 for the same quarter last year. Increased direct costs at all four disposal facilities were more than offset by the higher revenue, producing an increased gross profit but a decreased gross margin. This is consistent with the Company’s strategy to increase gross profit through the bundling of rail transportation and disposal services. Gross margin decreased to 35% of revenue compared to 49% of revenue in 2005. Large remediation projects are expected to increase earnings while simultaneously decreasing gross margins when low margin transportation services are bundled with the Company’s core treatment and disposal services. The Company seeks to maximize contribution margin and gross profit by controlling direct costs and increasing waste volumes.

Selling, General and Administrative Costs (SG&A)

For the three months ended June 30, 2006, the Company reported SG&A of $3,061,000 (10% of revenue), a 9% decrease from the $3,358,000 (18% of revenue) for the same three months of 2005.

Operating Disposal Facilities

During the quarter ended June 30, 2006, Operating Disposal Facilities SG&A increased $26,000 from the same three months of 2005.

Corporate

During the quarter ended June 30, 2006, Corporate SG&A decreased $322,000. This decrease reflects the reduction in the 2003 Management Incentive Plan second quarter accrual of $196,000 and $541,000 for 2006 and 2005, respectively. The Company did not accrue any Management Incentive Plan obligation in the first quarter of 2005 but caught up the accrual due to above budget second quarter 2005 operating income. As of June 30, 2006 the 2003 MIP has been fully accrued for 2006.

Non Operating Disposal Facilities

Non Operating Disposal Facilities incur primarily legal costs to recover the Company’s investment in formerly proposed disposal site development projects in Ward Valley, California and Butte, Nebraska. For the three months ended June 30, 2006 and 2005, the Company reported $1,000 and $2,000 of such SG&A expenses.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenue

For the six months ended June 30, 2006, the Company reported consolidated revenue of $51,446,000, a 64% increase over the $31,333,000 reported for the same period in 2005. All four disposal facilities generated higher revenue during the first half of 2006. The higher revenue resulted from both increased waste volumes, and higher average selling price (“ASP”) for the Company’s treatment and disposal services. At its three hazardous waste disposal facilities, volumes increased 18% over the same six months last year. The increase in waste volume reflects an increase in project (or “Event”) work performed during the period, primarily from the Honeywell contract. The 7% increase in year-to-date 2006 ASP reflected a more favorable mix of niche business. The balance of the increase in consolidated revenue resulted from increased transportation revenue as the Company continued to employ its strategy of selective bundling of disposal with transportation services to win targeted contracts.

The following customers represented 10% or more of revenue during the six months ended June 30:

Customer	2006	2005
Honeywell International	28%	--
U.S. Army Corps of Engineers	17%	30%

Management expects a reduction in Army Corps work during the third quarter of 2006 pending appropriation of funds for the next federal fiscal year. Management anticipates shipments from several ongoing Army Corps projects to resume during the fourth quarter.

Operating Disposal Facilities

Revenue at the Richland, Washington LLRW disposal facility increased 117% for the six months ended June 30, 2006 over the same period in 2005. This increase was due to a large non rate-regulated project expected to end in August 2006. The Washington Utilities and Transportation Commission has approved a 2005 revenue requirement of $5,629,000 for the Richland facility’s rate-regulated low-level radioactive waste interstate compact business, of which $2,834,000 was recognized during the first six months of 2006. Management currently expects the Richland facility to reach its approved 2006 revenue requirement.

At the Grand View, Idaho facility, 19% higher waste volumes, 5% lower disposal ASPs, and a 147% increase in transportation services produced a 64% increase in revenue over the same six months last year.

Revenue at the Beatty, Nevada hazardous treatment and disposal facility increased 38% for the six months ended June 30, 2006 from the same period in 2005. This increased reflects a 33% increase in ASP and a 4% increase in disposal volume. During the second quarter of 2005, the facility received regulatory approval to treat corrosive wastes which has contributed to the increase in ASP.

Revenue at the Robstown, Texas hazardous treatment and disposal facility increased 59% for the six months ended June 30, 2006 over the same period in 2005. This increased reflects a more favorable mix of wastes received at the site, resulting in a 20% increase in ASP, and a 32% increase in disposal volume. A fire in the permitted containment building on July 1, 2004 continued to limit the scope of treatment services offered until a new permitted containment building was placed in service in August 2005.

Direct Operating Costs

For the six months ended June 30, 2006, consolidated direct operating costs increased 71% to $31,211,000 (61% of revenue) compared to $18,272,000 (58% of revenue) for the same period in 2005. This primarily reflected increased transportation costs and waste volumes. Direct operating costs increased slightly relative to revenue, reflecting an increase in low margin transportation services that were bundled with disposal services. The Company’s transportation assets were fully utilized at the end of the second quarter of 2005, an improvement over the first quarter of 2005 when ongoing project shipment delays led to substantial underutilization of the Company’s leased railcar fleet. Use of Company-owned railcars purchased in late 2005 and early 2006 also reduced costs based on their lower monthly expense relative to leased railcars.

Operating Disposal Facilities

Direct costs at all four disposal facilities increased from the same six months last year. The increase in consolidated direct operating costs for the Company was largely driven by an increase in direct costs at the Grand View, Idaho facility of $11,283,000. This increase was due to increased waste volumes and related transportation costs. Approximately $10,042,000 or 89% of the increase in direct operating costs at Grand View was for costs incurred to transport waste to Idaho by rail. During the six months ended June 30, 2006, the Company continued to receive a higher percentage of waste requiring treatment, resulting in higher additive costs. Higher fuel charges also increased transportation costs over the first six months of 2005.

Non Operating Disposal Facilities

Non Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet the Company’s obligations subsequent to operational use. For the six months ended June 30, 2006 and 2005, the Company reported $10,000 and $26,000 in expenses on proposed development projects, and $174,000 and $183,000 in costs to remediate and/or monitor such facilities.

Gross Profit

Significantly higher revenue allowed the Company to generate a 55% increase in gross profit, pushing gross profit to $20,235,000 compared with a gross profit of $13,061,000 for the first six months last year. Increased disposal revenue at all operating hazardous waste disposal facilities produced higher earnings due to a more favorable service mix. This combined with the operating leverage benefits produced by high volume throughput. Gross margin decreased to 39% of revenue from 42% of revenue due to increased transportation services provided during 2006.

Selling, General and Administrative Costs (SG&A)

For the six months ended June 30, 2006, the Company reported SG&A of $6,544,000 (13% of revenue), an 11% increase from the $5,872,000 (19% of revenue) for the same six months of 2005. The increase in SG&A primarily resulted from increases in salaries, bonuses and sales commissions as the Company has hired additional personnel and as sales and as operating income targets were met earlier in the year.

Operating Disposal Facilities

During the six months ended June 30, 2006, Operating Disposal Facilities SG&A increased $249,000 to $2,613,000 from $2,364,000 for the six months ended June 30, 2005. The increase in Operating Disposal Facilities SG&A is primarily due to additional costs for personnel hired to manage increased waste volumes.

Corporate

During the six months ended June 30, 2006, Corporate SG&A increased $429,000. The increase in SG&A is from increases from a variety of expenses, primarily compensation and director fees, which management expects to decrease in the second half of 2006.

The Company first complied with the internal control requirements of Section 404 of the Corporate Reform Act of 2002 (Sarbanes-Oxley) during the second quarter of 2005 after investing significant time and resources and retaining independent contractors to assist. While the Company continues to devote resources to this effort, the time and cost required to maintain Section 404 compliance is expected to should decrease from 2005.

Non Operating Disposal Facilities

Non Operating Disposal Facilities primarily reflect legal costs on past efforts to recover the Company’s investment in the formerly proposed Butte, Nebraska and Ward Valley, California projects. For the six months ended June 30, 2006 and 2005, the Company reported $1,000 and $7,000 of SG&A expenses, respectively, at Non Operating Disposal Facilities. With these recovery efforts completed, any future expenses are expected to be minimal.

Comparison of Three and Six Months Ended June 30, 2006 and 2005

Interest Income

For the three and six months ended June 30, 2006, the Company earned $205,000 and $393,000 of interest income, an increase from $93,000 and $178,000 in the same periods of 2005 due to higher cash balances and higher interest rates available on short term investments. Interest income is earnings on cash balances, short-term investments, and notes receivable for which income is a function of prevailing market rates and balances. Based on current interest rates, the Company anticipates approximately $60,000 a month of interest income during 2006.

Interest Expense

For the three and six months ended June 30, 2006, the Company reported interest expense of $1,000 and $2,000, a decrease from $48,000 and $95,000 in 2005. The primary cause of this decrease was the payoff of the term loan with Wells Fargo Bank during December 2005. At June 30, 2006, the line of credit had a zero balance and the only interest bearing debt was incurred on a capital lease for office equipment expected to be retired by year end.

Other Income (Loss)

Other Income is composed of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Reimbursed legal fees	--	--	299	--
Gain on sale or rent of property rights	174	22	166	39
Other miscellaneous income, net	--	--	(7)	--

Total other income	$174	$22	$458	$39

Income Taxes

The components of the income tax provision were as follows for the periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
State income tax expense	$300	$167	$409	$210
Federal income tax expense	2,695	2,056	5,025	2,580
Income tax expense	$2,915	$2,223	$5,434	$2,790

The tax effects of temporary differences between income for financial reporting and income taxes give rise to deferred tax assets and liabilities. The potential realization of a significant portion of net deferred tax assets is based in part on the Company’s estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The net operating loss carry forward at June 30, 2006 was approximately $5,000,000 and expires on various dates between 2019 and 2023. Utilization of the net operating loss carry forwards results in an income tax expense of approximately 6% of pretax income expected to be paid in cash. The approximately 35% income tax rate will be offset against the remaining available net operating loss carry forwards, which are currently projected to be fully utilized during the third or fourth quarter of 2006, at which time the full 37% effective tax rate will be paid in cash.

On July 20, 2005, a registration statement on Form S-3 was filed with the Securities and Exchange Commission allowing for two Directors of the Company to sell their shares without certain restrictions (one of the two Directors has since left the Board). Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its ownership. Should a change of control occur due to the two Directors selling their shares, the Company may be subject to an annual limitation upon the usage of the net operating losses

The Company will continue to assess the deferred tax asset for utilization as needed but at least annually.

Seasonal Effects

Operating revenues are generally lower in the winter months than warmer months when more short duration, one-time remediation projects tend to occur. While both disposal and processing revenue are generally more affected by market conditions than seasonality, clean-up project weather delays adversely impacted the first quarter of 2005.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2006, cash and short term investments totaled $10,817,000, a decrease of $9,038,000 from December 31, 2005. The decrease in cash reflects the Company’s capital expenditures, dividend payments, the restriction of cash in trust accounts, and growth in accounts receivable offset by earnings.

The Company's days sales outstanding (“DSO”) increased to 67 days at June 30, 2006, compared to 53 days at December 31, 2005. An increase was expected due to the 60 day payment terms set forth in the Company’s contract with Honeywell International, Inc.

As of June 30, 2006, the Company’s liquidity, as measured by the current ratio, was 2.8 to 1.0. The debt to equity ratio, or total liabilities divided by stockholders equity, decreased to 0.4:1.0 at June 30, 2006. The Company expects the current ratio to decrease during 2006 due to additional capital expenditures, dividend payments, increased accounts payable from the Honeywell project, and expected usage of the majority of the current portion of its deferred tax asset.

Sources of Cash

On December 13, 2005, the Company increased its line of credit with Wells Fargo Bank to a maximum amount available of $15,000,000 with a maturity date of June 15, 2008. The line of credit is unsecured. Monthly interest only payments are required based on a pricing grid, under which the interest rate decreases or increases based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread.

Company operations produced an average of almost $5,000,000 a quarter in cash flow over the past three years. Management expects 2006 quarterly cash flow from operations to be higher, on average. The $10,817,000 in cash and short term investments at June 30, 2006 was comprised of short term investments which were not required for operations of $9,205,000, cash immediately available for operations of $4,157,000, and a net checks outstanding amount of ($2,545,000).

Uses of Cash

Management currently expects capital spending of approximately $18,000,000 in 2006. Major projects include more railcars, new track and rail-to-truck transload facilities and related heavy equipment in Texas and Idaho, and a new treatment building in Nevada. While the majority of 2006 capital expenditures have been completed, on June 23, 2006, the Company committed to purchase up to an additional 84 gondola railcars for approximately $6,400,000 for delivery in the third quarter of 2006.

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

The Company paid $0.15 quarterly dividends on January 13, 2006, April 21, 2006, and July 21, 2006 out of cash on hand and currently intends to pay an additional $0.15 quarterly dividend on October 20, 2006 subject to certain conditions including continued compliance with bank covenants. The line of credit agreement allows capital stock dividends as long as an event of default has not occurred, and will not occur as a result of the dividend.

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

The Company has minimal interest rate risk on investments or other assets due to the Company’s preservation of capital approach to investments. At June 30, 2006, approximately $10,817,000 was held in cash or short term investments at terms ranging from overnight to six months. Together, these items earned interest at approximately 4% and comprised 11% of assets.

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

(b) The Company maintains a system of internal controls that are designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in. For the quarter ending June 30, 2006, there were no changes to internal controls or in other factors that could materially affect these internal controls.

Part II OTHER INFORMATION.
Item 1.	Legal Proceedings.

The Company is not presently involved in any material litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 25, 2006. On the record date of March 31, 2006 there were 18,064,116 shares of common stock issued and outstanding. At the Annual Meeting the Company’s seven nominees for Director were all elected to the Board, the selection of Moss Adams LLP as the Company’s independent auditor was ratified, and the 2006 Restricted Stock Plan was approved. The voting on the three items was as follows:

Nominee for Director	For	Withheld

Roy C. Eliff	17,061,942	95,612
Edward F. Heil	13,443,374	3,714,180
Kenneth C. Leung	15,727,469	1,430,085
Richard Riazzi	16,836,056	321,498
Stephen A. Romano	16,544,358	613,196
Jimmy D. Ross	16,835,381	322,173
Richard T. Swope	16,870,658	286,896

Ratification of Moss Adams LLP

For	17,118,436
Against	5,817
Abstain	33,300

Approval of 2006 Restricted Stock Plan

For	12,148,545
Against	195,781
Abstain	72,178
Broker Non-Vote	4,741,050

Following its annual meeting of stockholders on May 25, 2006 in Chicago, Illinois, American Ecology Corporation’s Board of Directors met and elected Kenneth C. Leung to serve as chairman of the newly elected Board and appointed John W. Poling to the Board of Directors.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certifications of June 30, 2006 Form 10-Q by Chief Executive Officer dated July 28, 2006
31.2	Certifications of June 30, 2006 Form 10-Q by Chief Accounting Officer dated July 28, 2006
32.1	Certifications of June 30, 2006 Form 10-Q by Chief Executive Officer dated July 28, 2006
32.2	Certifications of June 30, 2006 Form 10-Q by Chief Accounting Officer dated July 28, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN ECOLOGY CORPORATION
(Registrant)

Date: July 28, 2006	By:/s/ Stephen A. Romano
Stephen A. Romano
President, Chief Executive Officer and Chief Operating Officer

Date: July 28, 2006	By:/s/ Michael J. Gilberg
Michael J. Gilberg
Vice President and Controller, Chief
Accounting Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of June 30, 2006 Form 10-Q by Chief Executive Officer dated July 28, 2006
31.2	Certifications of June 30, 2006 Form 10-Q by Chief Accounting Officer dated July 28, 2006
32.1	Certifications of June 30, 2006 Form 10-Q by Chief Executive Officer dated July 28, 2006
32.2	Certifications of June 30, 2006 Form 10-Q by Chief Accounting Officer dated July 28, 2006