Form 10-Q
period 2006-09-30
AMERICAN ECOLOGY CORP
filed 2006-11-06
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended: September 30, 2006
Commission File Number: 0-11688
AMERICAN ECOLOGY CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	95-3889638

(State or other jurisdiction)	(I.R.S. Employer Identification Number)

Lakepointe Centre I, 300 E. Mallard, Suite 300 Boise, Idaho	83706

(Address of principal executive offices)	(Zip Code)
(208) 331-8400

(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding at November 1, 2006 was 18,139,444.

AMERICAN ECOLOGY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$9,075	$3,641
Short-term investments	1,997	16,214
Receivables, net	18,777	13,573
Insurance receivable	—	157
Prepaid expenses and other current assets	3,378	3,183
Income tax receivable	440	1,248
Deferred income taxes	1,794	6,714

Total current assets	35,461	44,730
Property and equipment, net	54,278	40,896
Restricted cash	4,701	84
Deferred income taxes	2,362	3,021
Other assets	336	738

Total assets	$97,138	$89,469

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,649	$3,665
Deferred revenue	3,065	1,261
Customer advances	1,912	1,535
Accrued liabilities	1,516	1,337
State burial fees payable	1,190	1,454
Management incentive plan payable	364	1,272
Customer refunds	338	1,062
Line of credit	—	—
Current portion of closure and post closure obligations	721	1,127
Current portion of long-term debt	6	—

Total current liabilities	14,761	12,713
Long-term closure and post closure obligations	10,825	10,560
Long-term customer advances	533	485
Other long-term liabilities	530	1,752
Long-term debt	27	—

Total liabilities	26,676	25,510
Contingencies and commitments
Stockholders’ Equity
Common stock $0.01 par value, 50,000 authorized; 18,139 and 17,742 shares issued and outstanding, respectively	181	177
Additional paid-in capital	55,709	53,213
Retained earnings	14,572	10,569

Total stockholders’ equity	70,462	63,959

Total liabilities and stockholders’ equity	$97,138	$89,469

See Notes to Consolidated Financial Statements

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$27,464	$24,791	$78,910	$56,124
Transportation costs	12,683	8,435	29,199	15,471
Other direct operating costs	7,874	6,387	22,569	17,623

Gross profit	6,907	9,969	27,142	23,030
Selling, general and administrative expenses	2,902	3,103	9,446	8,975
Business interruption insurance claim	(704)	—	(704)	(41)

Operating income	4,709	6,866	18,400	14,096
Other income (expense)
Interest income	215	164	608	342
Interest expense	(6)	(45)	(8)	(140)
Gain on litigation settlement	—	5,327	—	5,327
Other	—	(31)	458	8

Income before tax	4,918	12,281	19,458	19,633
Income tax expense	1,925	4,545	7,359	7,335

Net income	$2,993	$7,736	$12,099	$12,298

Earnings per share:
Basic	$0.17	$0.44	$0.67	$0.70
Dilutive	$0.16	$0.43	$0.66	$0.68
Shares used in earnings per share calculation:
Basic	18,129	17,636	18,046	17,519
Dilutive	18,237	18,139	18,215	17,974
Dividends paid per share	$0.15	$0.15	$0.45	$0.15

See Notes to Consolidated Financial Statements

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$12,099	$12,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,796	4,851
Deferred income taxes	5,579	5,878
Stock-based compensation expense	243	180
Net gain on sale of property and equipment	(166)	—
Gain on settlement of litigation	—	(5,327)
Other	(299)	(235)
Changes in assets and liabilities:
Receivables	(5,204)	(6,903)
Income taxes receivable	808	—
Insurance receivable	157	—
Other assets	133	(1,398)
Closure and post closure obligations	(947)	(1,440)
Accounts payable and accrued liabilities	(1,339)	4,161

Net cash provided by operating activities	16,860	12,065
Cash Flows From Investing Activities:
Purchases of short-term investments	(24,393)	(51,369)
Purchases of property and equipment	(15,731)	(12,118)
Restricted cash	(4,617)	—
Maturities of short-term investments	38,909	41,600
Proceeds from sale of property and equipment	174	878
Proceeds from litigation settlement	—	11,805

Net cash used in investing activities	(5,658)	(9,204)
Cash Flows From Financing Activities:
Dividends paid	(8,096)	(2,645)
Payment of indebtedness	(1)	(1,093)
Proceeds from stock option exercises	1,778	871
Tax benefit of common stock options	551	654

Net cash used in financing activities	(5,768)	(2,213)
Decrease in cash and cash equivalents	5,434	648
Cash and cash equivalents at Beginning of Period	3,641	2,160

Cash and cash equivalents at End of Period	$9,075	$2,808

Supplemental Disclosures
Income taxes paid	$404	$804
Interest paid	$8	$140
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$2,613	$—
Acquisition of equipment with capital leases	$34	$—
See Notes to Consolidated Financial Statements

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)
NOTE 1 — GENERAL
Basis of Presentation
The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (“AEC” or “the Company”). All material intercompany balances have been eliminated.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on February 21, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year.
The Company’s unaudited Consolidated Balance Sheet as of December 31, 2005 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.
Certain reclassifications of prior period amounts have been made to conform to current period presentation, none of which affect previously recorded net income.
Use of Estimates
The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123 R”). SFAS 123 R replaces SFAS No.123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Adoption of SFAS 123 R requires the Company to record non-cash expense for the Company’s stock compensation plans using the fair value method. SFAS 123 R was effective for the Company on January 1, 2006. The impact on the consolidated financial statements of the adoption of SFAS 123 R is discussed further in Note 9 — Equity.
In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The consensus was ratified by the FASB at their October 13, 2004 meeting. The effective date of the consensus in this Issue was postponed indefinitely at the November 17-18 EITF meeting. The Company does not expect the adoption of this consensus to have a material impact on the consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15,

2005 and was effective for the Company beginning on January 1, 2006. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial statements.
In September 2005, the EITF issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company adopted EITF 04-13 as of April 1, 2006 and the adoption did not have a material effect on the Company’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
NOTE 3 — CONCENTRATION AND CREDIT RISK
Major Customers. The following customers represented 10% or more of the Company’s revenue during the three and nine months ended September 30, 2006.

	Three Months Ended	Nine Months Ended
Customer	September 30, 2006	September 30, 2006
Honeywell International, Inc.	45%	34%
U.S. Army Corps of Engineers	2%	11%
Receivable balances from customers that exceed 10% of the Company’s total receivables as of September 30, 2006 were as follows:

Customer	September 30, 2006
Honeywell International, Inc.	$11,171
Credit Risk Concentration. The Company maintains most of its cash and short-term investments with Wells Fargo Bank. Substantially all of the balances are uninsured and are not used as collateral for other obligations. Short-term investments are quasi-governmental debt obligations, such as obligations of the Federal Home Loan Bank, or investments backed by Wells Fargo Bank, with a maximum maturity of six months.
Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and the Company’s credit evaluation process, except for receivables from Honeywell International, Inc. and the U.S. Army Corps of Engineers (“USACE”) for which significant credit risk exists. The risk however is mitigated through the use of customer advances from Honeywell International, Inc. and due to the USACE’s status as a Federal Agency. Typically, the Company has not required customers to provide collateral for such obligations.

NOTE 4 — PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2006	2005
Cell development costs	$27,200	$25,857
Land and improvements	8,759	8,307
Buildings and improvements	18,247	15,866
Railcars	17,375	5,467
Vehicles and other equipment	17,204	17,585
Construction in progress	3,946	2,805

	92,731	75,887
Accumulated depreciation and amortization	(38,453)	(34,991)

	$54,278	$40,896

Depreciation expense for the three months ended September 30, 2006 and 2005 was $1,681 and $1,506, respectively, and $4,988 and $4,019 for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 5 — LINE-OF-CREDIT
The Company has a $15,000 unsecured line-of-credit agreement with Wells Fargo Bank maturing in June 2008. The line of credit requires monthly interest payments on any outstanding balance based on a pricing grid under which the interest rate resets based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company can elect to borrow amounts utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin. The credit agreement contains quarterly financial covenants including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio and a minimum fixed charge coverage ratio. At September 30, 2006 the Company was in compliance with these financial covenants. At September 30, 2006 and December 31, 2005 the Company had no borrowings outstanding under the line of credit, $10,000 available for future borrowings and $5,000 issued as a standby letter of credit which is utilized as collateral for the Company’s financial assurance policies for closure and post-closure obligations.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Effective January 1, 2003, the Company established the American Ecology Corporation Management Incentive Plan (“MIP”). The 2003 MIP provided for specified participants to receive bonuses based on pre-tax operating income levels. MIP bonuses were to be paid out over three years not to exceed $1,125 in any one year if pre-tax operating income exceeded $12,000, including all 2003 MIP costs. During the three months ended September 30, 2006 obligated amounts accrued under the 2003 MIP were paid out and the plan was terminated.
Effective January 1, 2006, the Company established the 2006 MIP, which provides for selected management participants not included in the 2003 MIP to receive 2006 bonuses if objective performance criteria are met. During the three months ended September 30, 2006, the 2006 MIP was amended to add additional management team members. Under the amended 2006 MIP, eligible bonuses range from 10% to 45% of the participant’s salary with maximum aggregate payments of approximately $495 due if all performance criteria are met during 2006.
Expense recognized under the 2003 and 2006 MIPs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
2003 MIP expense included in selling, general & administrative	$(191)	$365	$359	$906
2006 MIP expense included in selling, general & administrative	157	—	328	—
2006 MIP expense included in other direct costs	36	—	36	—

From time to time, in the normal course of business, the Company may become a party to legal proceedings that may have an adverse effect on the Company’s financial position, results of operations and cash flows. At September 30, 2006 the Company was not a party to any material pending legal proceedings and was not aware of any claims that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 7 — CLOSURE AND POST-CLOSURE OBLIGATIONS
Closure and post-closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated consistent with SFAS No. 5, Accounting for Contingencies, with the liability calculated in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The Company performs periodic reviews of both non-operating and operating facilities and revises accruals for estimated post-closure, remediation and other costs when necessary. The Company’s recorded liabilities are based on best estimates of current costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, inflation and other economic factors.
Changes to reported closure and post-closure obligations were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Beginning obligation	$11,495	$11,687
Accretion expense	269	806
Payments	(217)	(813)
Adjustments	—	(133)

Ending obligation	$11,547	$11,547

On April 3, 2006, the Company funded $4,500 in trust accounts using cash on hand to guarantee closure and post-closure obligations at its non-operating sites located in Texas and Illinois. At September 30, 2006, $4,701 of the Company’s assets, included in restricted cash on the consolidated balance sheet, was legally restricted for purposes of satisfying its closure and post-closure obligations.
NOTE 8 — HONEYWELL INTERNATIONAL CONTRACT
On June 8, 2005, the Company entered into a contract with Honeywell International, Inc. (“Honeywell”) to transport, treat and dispose of an estimated one million tons of chromite ore processing residue over an estimated four to five year period. Waste disposal at the Company’s Grand View, Idaho facility began in July 2005. A $3,500 advance payment was received from, and will be accreted back to Honeywell during the contract term. The contract provides that the Company will receive 99% of the material shipped off-site for disposal if it performs as required by the contract, and provides for deficiency fees if Honeywell is unable to provide specified minimum waste volumes to the Company or the Company is unable to accept specified waste volumes when offered. Similar contract terms were entered into by the Company and its primary subcontractor.
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
During the three and nine months ended September 30, 2006, shipments under the Honeywell contract represented 45% and 34% of total revenue. At September 30, 2006, the Company had receivables of $11,171 due from Honeywell.

NOTE 9 — EQUITY
Dividends - On January 2, April 3 and July 3, 2006, the Company declared dividends of $0.15 per common share to stockholders of record on January 2, April 14 and July 14, 2006, respectively. Each of the dividends was paid out with cash on hand at January 13, April 21 and July 21, 2006. Dividends paid during the three and nine months ended September 30, 2006 totaled $2,720 and $8,096, respectively.
Stock Option Plans - The Company has two stock option plans, the 1992 Stock Option Plan for Employees (“the 1992 Employee Plan”) and the 1992 Director Stock Option Plan (“the 1992 Director Plan”). In March 2005, the Board of Directors cancelled the 1992 Director Plan except for the options then outstanding. These plans were developed to provide additional incentives through equity ownership in the Company and, as a result, encourage employees to contribute to its success. The below table summarizes the option activity under these plans for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Outstanding at beginning of period	180,896	674,031	567,320	913,708
Granted	166,000	—	166,000	7,500
Exercised	(200)	(210)	(386,624)	(222,387)
Cancelled or expired	(20,000)	—	(20,000)	(25,000)

Outstanding at end of period	326,696	673,821	326,696	673,821

Weighted average exercise price of options:
Beginning of period	$5.37	$4.65	$4.84	$4.40
Granted	$21.74	$—	$21.74	$11.53
Exercised	$3.50	$3.50	$4.60	$3.92
Cancelled or expired	$21.74	$—	$21.74	$4.00
Outstanding at end of period	$12.69	$4.65	$12.69	$4.65
Exercisable at end of period	180,696	521,151	180,696	521,151
Available for future grant	42,976	188,976	42,976	188,976

	Outstanding options			Exercisable options
		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
	Number of	life	exercise	Number of	exercise
Range of exercise prices	Shares	(in years)	price	Shares	price
$1.00 - $1.47	27,500	0.9	$1.26	27,500	$1.26
$2.13	10,000	2.6	$2.13	10,000	$2.13
$2.42 - $3.50	11,600	4.7	$2.57	11,600	$2.57
$3.75 - $4.50	22,200	4.3	$3.81	22,200	$3.81
$6.50	84,396	6.4	$6.50	84,396	$6.50
$9.20 - $12.15	25,000	7.8	$10.09	25,000	$10.09
$21.74	146,000	9.8	$21.74	—	$—
Effective January 1, 2006, the Company adopted the provisions of SFAS 123 R for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principals of APB No. 25 and related interpretations and disclosure requirements established by SFAS 123, as amended by SFAS 148. Under APB No. 25, no compensation expense was recorded in earnings for the Company’s stock option awards granted under the Company’s stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123 R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS 123 R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006. At January 1, 2006, 414,650 of the Company’s options to purchase common stock were vested and exercisable resulting in no compensation expense being recognized. The 152,670 unvested options to purchase common stock at January 1, 2006 became fully vested and exercisable by March 31, 2006 and the Company recognized $47 of compensation expense related to option vesting in the three months ended March 31, 2006.
In July 2006, the Company granted 166,000 incentive stock options to purchase AEC common stock to members of the Company’s management team. These options expire in the year 2016 and vest one-third annually over three years. Compensation expense related to stock options for the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Stock-based compensation recorded in selling, general and administrative expense	$82	$129
Stock-based compensation recorded in other direct costs	2	2

Total stock-based compensation expense	$84	$131

The following table illustrates the pro forma effect on net income and earnings per share by applying the fair value recognition provisions of SFAS 123 R to stock-based awards for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income	$7,736	$12,298
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(94)	(321)

Pro Forma net income	$7,642	$11,977

Basic Earnings Per Share:
As Reported	$0.44	$0.70
Pro Forma	$0.43	$0.68

Diluted Earnings Per Share:
As Reported	$0.43	$0.68
Pro Forma	$0.42	$0.67

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected life	3.5 years	—	3.5 years	10 years
Expected volatility	52%	—	52%	50%
Risk-free interest rate	5.0%	—	5.0%	4.1%
Expected dividend yeild	3.1%	—	3.1%	2.7%
Weighted-average fair value of options granted during the period	$7.63	—	$7.63	$5.28

2005 Non-Employee Director Compensation Plan — The 2005 Non-Employee Director Compensation Plan (“Director Plan”) was approved by stockholders at the Company’s May 25, 2005 Annual Meeting. The Director Plan establishes the cash compensation that each non-employee board member receives. In addition, the plan provides that each non-employee director receive an annual restricted stock award equal to $25 of stock on the date of grant with a one-year vesting period. Vesting of the restricted stock award is also contingent on the non-employee director attending a minimum of seventy-five percent of the board meetings during the year. As of September 30, 2006, 19,600 shares of restricted stock were issued to the non-employee directors and 180,400 shares of stock remained available for issuance under the Director Plan. Stock-based compensation expense recognized for the Director Plan for the three and nine months ended September 30, 2006 was $44 and $121, respectively.
2006 Employee Restricted Stock Plan - The 2006 Employee Restricted Stock Plan (“Employee Plan”) was approved by stockholders at the Company’s May 25, 2006 Annual Meeting. The Employee Plan provides that Company employees are eligible for grants of restricted stock at the discretion of the Company’s Board of Directors. The table below summarizes the restricted stock activity in the Employee Plan for the three and nine months ended September 30, 2006.

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Outstanding at beginning of period	934	—
Granted	5,300	6,234
Vested	—	—
Cancelled or expired	(934)	(934)

Outstanding at end of period	5,300	5,300

Available for future grant	194,700	194,700
Compensation expense recognized in:
Other direct costs	$1	$1
Selling, general & administrative	$3	$5

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$2,993	$2,993	$7,736	$7,736

Weighted average common shares outstanding	18,129	18,129	17,636	17,636
Dilutive effect of stock options and restricted stock		108		503

Weighted average shares outstanding		18,237		18,139
Earnings per share	$0.17	$0.16	$0.44	$0.43

Anti-dilutive shares excluded from calculation		151		—

	Nine Months Ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$12,099	$12,099	$12,298	$12,298

Weighted average common shares outstanding	18,046	18,046	17,519	17,519
Dilutive effect of stock options and restricted stock		169		455

Weighted average shares outstanding		18,215		17,974
Earnings per share	$0.67	$0.66	$0.70	$0.68

Anti-dilutive shares excluded from calculation		151		—

NOTE 11 — OPERATING SEGMENTS
The Company operates within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facility segment represents facilities currently accepting waste. The Non-Operating Disposal Facility segment represents facilities that are no longer accepting waste or formerly proposed new disposal facilities.
Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Non-
	Operating	Operating
	Disposal	Disposal
	Facilities	Facilities	Corporate	Total
Three months ended September 30, 2006
Revenue	$27,458	$6	$—	$27,464
Transportation costs	12,683	—	—	12,683
Other direct operating costs	7,781	93	—	7,874

Gross profit	6,994	(87)	—	6,907
Selling, general & administration	1,353	—	1,549	2,902
Business interruption claim	(704)	—	—	(704)

Operating income (loss)	6,345	(87)	(1,549)	4,709
Interest income, net	7	—	202	209
Gain on litigation settlement	—	—	—	—
Other income (expense)	—	—	—	—

Income (loss) before tax	6,352	(87)	(1,347)	4,918
Tax expense	—	—	1,925	1,925

Net income (loss)	$6,352	$(87)	$(3,272)	$2,993

Depreciation, amortization & accretion	$1,852	$89	$8	$1,949
Capital expenditures	$4,623	$6	$22	$4,651
Total assets	$74,833	$86	$22,219	$97,138

		Non-
	Operating	Operating
	Disposal	Disposal
	Facilities	Facilities	Corporate	Total
Three months ended September 30, 2005
Revenue	$24,774	$17	$—	$24,791
Transportation costs	8,435		—	8,435
Other direct operating costs	6,272	115	—	6,387

Gross profit	10,067	(98)	—	9,969
Selling, general & administration	1,154	3	1,946	3,103
Business interruption claim	—	—	—	—

Operating income (loss)	8,913	(101)	(1,946)	6,866
Interest income, net	11	—	108	119
Gain on litigation settlement	—	5,327	—	5,327
Other income (expense)	(31)	—	—	(31)

Income (loss) before tax	8,893	5,226	(1,838)	12,281
Tax expense	—	—	4,545	4,545

Net income (loss)	$8,893	$5,226	$(6,383)	$7,736

Depreciation, amortization & accretion	$1,470	$1	$6	$1,477
Capital expenditures	$4,898	$3	$—	$4,901
Total assets	$52,844	$43	$38,143	$91,030

		Non-
	Operating	Operating
	Disposal	Disposal
	Facilities	Facilities	Corporate	Total
Nine months ended September 30, 2006
Revenue	$78,894	$16	$—	$78,910
Transportation costs	29,199	—	—	29,199
Other direct operating costs	22,292	277	—	22,569

Gross profit	27,403	(261)	—	27,142
Selling, general & administration	3,966	1	5,479	9,446
Business interruption claim	(704)	—	—	(704)

Operating income (loss)	24,141	(262)	(5,479)	18,400
Interest income, net	22	—	578	600
Gain on litigation settlement	—	—	—	—
Other income (expense)	(14)	173	299	458

Income (loss) before tax	24,149	(89)	(4,602)	19,458
Tax expense	—	—	7,359	7,359

Net income (loss)	$24,149	$(89)	$(11,961)	$12,099

Depreciation, amortization & accretion	$5,506	$270	$20	$5,796
Capital expenditures	$15,596	$59	$76	$15,731
Total assets	$74,833	$86	$22,219	$97,138

		Non-
	Operating	Operating
	Disposal	Disposal
	Facilities	Facilities	Corporate	Total
Nine months ended September 30, 2005
Revenue	$56,073	$51	$—	$56,124
Transportation costs	15,471		—	15,471
Other direct operating costs	17,299	324	—	17,623

Gross profit	23,303	(273)	—	23,030
Selling, general & administration	3,518	10	5,447	8,975
Business interruption claim	(41)	—	—	(41)

Operating income (loss)	19,826	(283)	(5,447)	14,096
Interest income, net	31	—	171	202
Gain on litigation settlement	—	5,327	—	5,327
Other income (expense)	8	—	—	8

Income (loss) before tax	19,865	5,044	(5,276)	19,633
Tax expense	—	—	7,335	7,335

Net income (loss)	$19,865	$5,044	$(12,611)	$12,298

Depreciation, amortization & accretion	$4,825	$5	$21	$4,851
Capital expenditures	$12,115	$3	$—	$12,118
Total assets	$52,844	$43	$38,143	$91,030
NOTE 12 — PARTIAL SERVICE INTERRUPTION AT ROBSTOWN, TEXAS FACILITY
Waste treatment at the Company’s Robstown Texas facility was suspended due to a July 2004 fire in the facility’s waste treatment building. Prior to the fire, treatment revenue was approximately 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility’s revenue. While the Company is insured for business interruption, operational upgrades and reduced customer business adversely impacted 2004 and 2005 financial performance. The Texas facility restored limited treatment services in December 2004 and full treatment services in August 2005.

As of December 31, 2005, the Company had filed approximately $2,065 in business interruption insurance claims with its insurance carrier, of which $1,327 was then recognized and $1,170 had been received. The Company had a receivable for $157 due to the fire at December 31, 2005. During the three months ended September 30, 2006 the Company reached final agreement with the insurance carrier and recognized approximately $704 in the consolidated statement of operations after deducting approximately $34 in additional expenses related to claim preparation.
NOTE 13 — SUBSEQUENT EVENT
On October 2, 2006, the Company declared a dividend of $0.15 per common share to stockholders of record on October 13, 2006. The dividend was paid out of cash on hand on October 20, 2006 in the amount of $2,720.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
American Ecology Corporation, through its subsidiaries, is a hazardous, PCB, industrial and radioactive waste management company providing transportation, treatment and disposal services to commercial and government entities including, but not limited to, oil refineries, chemical manufacturing plants, steel mills, the U.S. Department of Defense, biomedical facilities, universities and research institutions, and the nuclear power industry. The majority of its revenue are derived from fees charged at our four fixed waste disposal facilities located in Grand View, Idaho; Richland, Washington; Beatty, Nevada and Robstown, Texas, and for transportation services associated with delivering waste for disposal at one of our facilities. We have been in business for 53 years.
A significant portion of our disposal revenue is attributable to discrete waste cleanup projects (“Event Business”) which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is also driven by the Company’s added provision of rail transportation services to certain Event Business customers. Moreover, the types and amounts of waste received from recurring (“Base Business”) customers also vary quarter to quarter. These variations in service mix cannot be forecast with precision, and can produce significant quarter to quarter swings in revenue, gross profit, gross margin and operating profit. Our strategy is to continue expanding our Base Business while simultaneously securing both short-term and extended-duration Event Business projects. Depending on project-specific circumstances, rail transportation services may be offered at or near our cost to help secure additional disposal work. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from our Event Business generally results in increased operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.
Business Interruption Insurance Settlement
During the three months ended September 30, 2006, we reached final settlement on a business interruption insurance claim from a July 2004 fire in our Robstown, Texas facility’s waste treatment building. The total claim was for approximately $2,065 of which we had previously recognized $1,327 in our statement of operations. The remaining $704, after deducting approximately $34 in additional expenses related to the claim preparation, was recognized in our statement of operations for the three months ended September 30, 2006. As of September 30, 2006, we had collected the full settlement amount from the insurance company.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2006 and 2005 in dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Revenue	$27,464	100.0%	$24,791	100.0%	$78,910	100.0%	$56,124	100.0%
Transportation costs	12,683	46.2%	8,435	34.0%	29,199	37.0%	15,471	27.6%
Other direct operating costs	7,874	28.7%	6,387	25.8%	22,569	28.6%	17,623	31.4%

Gross profit	6,907	25.1%	9,969	40.2%	27,142	34.4%	23,030	41.0%
Selling, general and administrative expenses	2,902	10.6%	3,103	12.5%	9,446	12.0%	8,975	16.0%
Business interruption insurance claim	(704)	-2.6%	—	0.0%	(704)	-0.9%	(41)	-0.1%

Operating income	4,709	17.1%	6,866	27.7%	18,400	23.3%	14,096	25.1%
Other income (expense)
Interest income	215	0.8%	164	0.7%	608	0.8%	342	0.6%
Interest expense	(6)	0.0%	(45)	-0.2%	(8)	0.0%	(140)	-0.2%
Gain on litigation settlement	—	0.0%	5,327	21.4%	—	0.0%	5,327	9.5%
Other	—	0.0%	(31)	-0.1%	458	0.6%	8	0.0%

Income before tax	4,918	17.9%	12,281	49.5%	19,458	24.7%	19,633	35.0%
Income tax expense	1,925	7.0%	4,545	18.3%	7,359	9.3%	7,335	13.1%

Net income	$2,993	10.9%	$7,736	31.2%	$12,099	15.4%	$12,298	21.9%

Earnings per share:
Basic	$0.17		$0.44		$0.67		$0.70
Dilutive	$0.16		$0.43		$0.66		$0.68
Shares used in earnings per share calculation:
Basic	18,129		17,636		18,046		17,519
Dilutive	18,237		18,139		18,215		17,974
Dividends paid per share	$0.15		$0.15		$0.45		$0.15

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenue — For the three months ended September 30, 2006, consolidated revenue was $27,464, a 10.8% increase as compared to $24,791 for the three months ended September 30, 2005. This increase primarily reflects expanded rail transportation services on our Honeywell International Jersey City contract (“Honeywell contract”). Total revenue from the Honeywell contract represented approximately 45% of our total revenue for the third quarter of 2006 as compared to 15% for the third quarter of 2005. Waste volumes disposed during the third quarter of 2006 declined approximately 31% as compared to the third quarter of 2005. This decline was primarily due to delayed shipments from U.S. Army Corps of Engineers (“USACE”) cleanup projects to our Grand View, Idaho disposal site. Revenue from the USACE declined to 2% of our total revenue for the third quarter of 2006 as compared to 27% for the third quarter of 2005. This timing-related decline was partially offset by an approximate 22% increase in average selling prices (“ASP”) for the third quarter of 2006 for treatment and disposal services as compared to the third quarter of 2005.

Operating Disposal Facilities
Our Idaho, Texas and Nevada waste disposal facilities each generated higher revenue during the third quarter of 2006 as compared to the third quarter of 2005. Our Idaho disposal facility revenue grew 2% during the third quarter of 2006 as compared to the third quarter of 2005. This slight revenue increase for the third quarter of 2006 was due to a 76% increase in transportation services, partially offset by a 43% decline in waste volume and a 4% decrease in ASP. The decline in volume and related disposal revenue was directly due to delayed USACE waste shipments pending authorization of additional federal government spending. As expected, shipments from multiple USACE project sites resumed in September and October 2006 to our Idaho site. This included shipments from four USACE remediation project sites previously served by the Company and one site previously served by a competitor.
Our Nevada hazardous treatment and disposal facility revenue increased 38% for the third quarter of 2006 from the same period in 2005. The increased revenue reflects consistent waste volumes offset by a more favorable service mix, as evidenced by a 44% increase in ASP. The flat volume was primarily due to decreased waste shipments from lower priced non-hazardous industrial waste projects. Higher ASP reflected expanded treatment services, including receipt of corrosive wastes, allowed by the facility’s five-year hazardous waste permit renewal which took effect in April 2005.
Our Robstown, Texas hazardous treatment and disposal facility revenue increased 59% for the third quarter 2006 from the same period in 2005. This increase reflects a 42% increase in waste volumes and a 7% increase in ASP. The increase in volume and ASP was due to continued expansion of services following resumption of full treatment services in the new building placed in service in August 2005.
Revenue at the Richland, Washington LLRW disposal facility decreased 4% for the third quarter of 2006 as compared to the third quarter of 2005. For 2006, the Washington Utilities and Transportation Commission approved a revenue requirement of $5,678 for the Richland facility’s rate-regulated low-level radioactive waste interstate compact business, of which $1,109 was recorded in the third quarter of 2006. During the third quarter of 2006, we completed a higher margin, non-rate regulated Event Business project that began in the third quarter of 2005 and contributed approximately $980 of revenue for the third quarter of 2006 and approximately $6,400 of revenue over the project’s life.
Transportation and Other Direct Operating Costs — For the three months ended September 30, 2006 consolidated direct operating costs increased 38.7% to $20,557 compared to $14,822 for the same period in 2005. This primarily reflects higher transportation costs, which increased $4,248 or 50.4% of the increase in direct operating costs quarter to quarter. The increase in transportation cost was a direct result of increased volumes disposed of under the Honeywell contract. Other direct costs increased $1,487 as a result of variable cost for chemical reagents and other additives associated with a greater volume of waste requiring treatment including but not limited to the Honeywell contract.
Operating Disposal Facilities
Operating disposal facilities direct costs increased approximately $5,757 in the third quarter of 2006 as compared to the third quarter of 2005. All four operating sites contributed to these increased costs. An increase in our transportation related costs contributed approximately $4,248 of this increase and was primarily due to increased railcar utilization on the Honeywell contract. Additionally, we incurred increased costs in chemical reagents and other treatment costs as a result of an increase in waste requiring treatment prior to disposal.
Non-Operating Disposal Facilities
Non-Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet our obligations subsequent to operational use. For the three months ended September 30, 2006 and 2005, we incurred expenses of $93 and $115, respectively at non-operating facilities; the majority of which was accretion expense of our estimated closure and post-closure work.
Selling, General and Administrative Costs (SG&A) — For the three months ended September 30, 2006, SG&A was $2,902, or 10.6% of revenue, a 6.5% decrease from the $3,103, or 12.5% of revenue, for the three months ended September 30, 2005. This decrease was primarily due to lower cash-based incentive compensation cost under our Management Incentive Plans during the quarter. Partially offsetting this decrease was increased non-cash stock-based incentive compensation, labor and insurance related costs.

Operating Disposal Facilities
For the three months ended September 30, 2006, Operating Disposal Facilities SG&A increased $199 as compared to the three months ended September 30, 2005. This increase was primarily due to increased compensation and insurance costs.
Corporate
For the three months ended September 30, 2006, Corporate SG&A decreased $397 as compared to the three months ended September 30, 2005. During the third quarter of 2006, we paid out and terminated the 2003 Management Incentive Program (“MIP”) which resulted in a reversal of previously accrued amounts that were not owed. Also during the third quarter of 2006 we modified the 2006 MIP to add additional management team members to that incentive program. The net impact of these actions during the quarter was recognition of income of approximately $80. Total MIP compensation in SG&A for the third quarter of 2006 was income of $34 as compared to an expense of $365 for the third quarter of 2005. Partially offsetting this decrease was an approximate $85 increase in stock-based compensation expense on employee stock options and restricted stock being granted during the third quarter of 2006.
Interest Income and Expense — For the three months ended September 30, 2006 we earned $215 of interest income, an increase from $164 in the same period of 2005, due to higher interest rates available on short-term investments. Interest income is earned on cash balances, short-term investments and notes receivable for which income is a function of prevailing market rates and balances. Interest expense for the three months ended September 30, 2006 was $6, a decrease from $45 for the three months ended September 30, 2005. The primary cause of this decrease was the payoff of a term loan with Wells Fargo Bank during December 2005. The interest expense during the third quarter of 2006 was primarily due to the financing of office equipment under a capital lease.
Other Income (Loss) — Other income for the third quarter of 2005 included $5,327 gain from a settlement of the lawsuit with the State of Nebraska regarding a formerly proposed low-level radioactive waste disposal facility. This settlement contributed approximately $0.18 per diluted share to our 2005 results.
Income Taxes — Our effective tax rate for the third quarter of 2006 was 39.1% as compared to 37.0% in the third quarter of 2005. This was due to an increase in non tax deductible expenses for incentive stock options and other non-deductible expenses. The tax effects of temporary differences between income for financial reporting and income taxes gave rise to deferred tax assets and liabilities. The potential realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.
On July 20, 2005, a registration statement on Form S-3 was filed with the Securities and Exchange Commission allowing two of our Directors to sell their shares without certain restrictions (one of these Directors left the Board in May 2006). Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in its ownership. Should a change of control occur due to the two individuals selling their shares, we may be subject to an annual limit on usage of the NOLs.
We continue to utilize our net operating loss carry forwards (“NOLs”) and expect that all available NOLs will be used by December 31, 2006. Once our NOLs are used we expect that our estimated tax rate will approximate 37.0%. We will continue to assess the deferred tax asset for utilization as needed but at least annually.
Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005
Revenue — For the nine months ended September 30, 2006, consolidated revenue was $78,910, a 40.6% increase as compared to $56,124 for the nine months ended September 30, 2005. This reflects an increase in transportation revenue of approximately 117.4% and disposal revenue of approximately 16.9% and is attributable to expanded rail transportation services on our Honeywell contract and other rail served projects. The increase in disposal revenue during the first nine months of 2006 reflects an increase in our ASP of approximately 12% as compared to the first nine months of 2005. This increase was primarily due to increased waste requiring treatment prior to disposal.

Waste volumes disposed during the nine months ended September 30, 2006 declined 3% as compared to the nine months ended September 30, 2005. This decline was primarily due to delayed shipments from the USACE cleanup projects to our Grand View, Idaho disposal site in the third quarter of 2006. Revenue from the USACE declined to 11% of our total revenue for the nine months ended September 30, 2006 as compared to 29% in the same time period of 2005. Offsetting this revenue decrease, revenue from the Honeywell contract increased significantly over the prior year. Revenue from the Honeywell contract represented approximately 34% of our total revenue for the nine months ended September 30, 2006 as compared to 7% for the same time period in 2005.
Operating Disposal Facilities
All four disposal facilities generated higher revenue for the first nine months of 2006 as compared to the first nine months of 2005. Our Idaho facility increased revenue by 34% for the first nine months of 2006 as compared to the same period in the prior year. This increase was primarily due to a 125.9% increase in transportation revenue under the Honeywell contract. Waste volumes and ASPs decreased in the first nine months of 2006 as compared to the first nine months of 2005 by 9% and 5%, respectively. The decline in volume and related disposal revenue was directly due to the USACE delaying shipments pending additional funding authorizations for the federal government fiscal year beginning October 1, 2006. As expected, shipments from multiple USACE remediation project sites to our Idaho site resumed in September and October 2006.
Revenue at our Nevada hazardous treatment and disposal facility increased 38% for the nine months ended September 30, 2006 from the same period in 2005. This increase reflects a 37% increase in ASP and a 2% increase in disposal volume. In April 2005, the facility received regulatory approval to treat corrosive wastes which has contributed to the increase in ASP.
Revenue at the Robstown, Texas hazardous treatment and disposal facility increased 59% for the nine months ended September 30, 2006 over the same period in 2005. This increase reflects a more favorable mix of wastes received at the site, resulting in an 18% increase in ASP. Disposal volume also increased by 35% during the nine months ended September 30, 2006 as compared to the same period in 2005. This reflects continued business expansion following the opening of the new containment building placed in service in August 2005.
Revenue at the Richland, Washington LLRW disposal facility increased 67% for the nine months ended September 30, 2006 from the same period in 2005. This increase was due to a higher margin, non rate-regulated Event Business project which began in the third quarter of 2005 and ended in August 2006. This project contributed approximately $4,500 in revenue for the nine months ended September 30, 2006 and approximately $6,400 of revenue of the project’s life. The Washington Utilities and Transportation Commission previously approved a 2006 revenue requirement of $5,678 for the Richland facility’s rate-regulated low-level radioactive waste interstate compact business, of which $3,943 was recognized during the first nine months of 2006.
Transportation and Other Direct Operating Costs — For the nine months ended September 30, 2006, consolidated direct operating costs increased 56.4% to $51,768 compared to $33,094 for the same period in 2005. This primarily reflected increased transportation costs of $13,728, or approximately 89%, for rail transportation services on the Honeywell contract. Transportation costs were negatively impacted by the lower utilization of railcars in the first quarter of 2006 as a result of Honeywell shipment delays prior to April 2006 (see “Note 8 “). Other direct operating costs increased 28.1% during the first nine months of 2006 as compared to the same period in the prior year. This increase was due to increased chemical regent costs to manage a higher percentage of waste requiring treatment prior to disposal.
Operating Disposal Facilities
Operating disposal facility direct costs increased by approximately $18,721 in the first nine months 2006 as compared to the first nine months of 2005. All four operating sites contributed to these increased costs. An increase in our transportation related costs contributed approximately $13,728 of this increase, and was primarily due to increased railcar utilization in connection with the Honeywell contract. The remaining increase was primarily due to increased chemical reagent costs as a result of an increase in waste requiring treatment prior to disposal.
Non-Operating Disposal Facilities
Non-Operating Disposal Facilities incur current period expenses for the accretion of engineering, laboratory and other contractor expenses and labor costs required to meet our obligations subsequent to operational use. For the nine months ended September 30, 2006 and 2005, we incurred $277 and $324, respectively to remediate or close facilities subsequent to use, the majority of which was accretion expense of our post-closure obligation.

Selling, General and Administrative Costs (SG&A) — For the nine months ended September 30, 2006, SG&A was $9,446, or 12.0% of revenue, as compared to $8,975, or 16.0% of revenue, for the nine months ended September 30, 2005. This increase was primarily due to increased compensation and insurance related costs.
Operating Disposal Facilities
For the nine months ended September 30, 2006, Operating Disposal Facilities SG&A increased $448 as compared to the nine months ended September 30, 2005. This increase was primarily due to increased compensation and insurance related costs.
Interest Income and Expense — For the nine months ended September 30, 2006 we earned $608 of interest income, an increase from $342 from the same period of 2005, due to higher interest rates earned on short-term investments. Interest income is earned on cash balances, short-term investments and notes receivable in which income is a function of prevailing market rates and balances. Interest expense for the nine months ended September 30, 2006 was $8, a decrease from $140 for the nine months ended September 30, 2005. The primary cause of this decrease was the payoff of a term loan with Wells Fargo Bank during December 2005 resulting in zero debt balance.
Other Income (Loss) — Other income for the nine months ended September 30, 2006 was $458, which included a $173 gain on the sale of excess land at a non-operating site in Texas and $299 of reimbursed legal fees. Other income for the nine months ended September 30, 2005 was $5,335 and was primarily due to a gain on the settlement of a lawsuit with the State of Nebraska regarding a formerly proposed low-level radioactive waste disposal facility. This settlement contributed approximately $0.18 per diluted share to our 2005 results.
Income Taxes — Our effective rate for the nine months ended September 30, 2006 and 2005 was 37.8% and 37.4%, respectively. This increase was due to an increase in non-tax-deductible expenses for incentive stock options and other non-deductible expenses. The tax effects of temporary differences between income for financial reporting and income taxes gave rise to deferred tax assets and liabilities. The potential realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.
On July 20, 2005, a registration statement on Form S-3 was filed with the Securities and Exchange Commission allowing for two of our Directors to sell their shares without certain restrictions (one of these Directors left the Board in May 2006). Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in its ownership. Should a change of control occur due to the two Directors selling their shares, we may be subject to an annual limit on the usage of the NOLs.
We continued to utilize our NOLs and expect that all available NOLs will be used by December 31, 2006. Once our NOLs are used we expect that our estimated tax rate will approximate 37%. We will continue to assess the deferred tax asset for utilization as needed but at least annually.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K.
Effect Of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123 R”). SFAS 123 R replaces SFAS No.123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Adoption of SFAS 123 R requires us to record non-cash expense for our stock compensation plans using the fair value method. SFAS 123 R was effective for us on January 1, 2006. The impact on the consolidated financial statements of the adoption of SFAS 123 R is discussed further in Note 9 — Equity.

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The consensus was ratified by the FASB at their October 13, 2004 meeting. The effective date of the consensus in this Issue was postponed indefinitely at the November 17-18 EITF meeting. We do not expect the adoption of this consensus to have a material impact on the consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005 and was effective for us beginning on January 1, 2006. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.
In September 2005, the EITF issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. We adopted EITF 04-13 as of April 1, 2006 and the adoption did not have a material effect on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
Seasonal Effects
Operating revenue are generally lower in the winter months than warmer months when more short-duration, Event Business remediation projects tend to occur. Although both disposal and processing revenue are generally more affected by market conditions than seasonality, clean-up project weather delays adversely impacted the financial results in the first quarter of 2005.
Liquidity and Capital Resources
Our principal source of cash is cash generated from operations. We have produced an average of almost $5,000 a quarter in cash flow from operating activities over the past three years. The $11,072 in cash and short-term investments at September 30, 2006 was comprised of short-term investments of $1,997 which were not required for operations and cash immediately available for operations of $9,075.
We have a $15,000 unsecured line-of-credit agreement maturing in June 2008 to supplement daily working capital on an as-needed basis. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread. We have a standby letter of credit to support our closure and post-closure obligation of $5,000 that expires in September 2007. At September 30, 2006 we had borrowing capacity of $10,000, after deducting the outstanding letter of credit, and no borrowings outstanding.
We believe that cash on hand and cash flow from operations, augmented if needed by periodic borrowings under the line of credit, will be sufficient to meet our cash needs for the next twelve months.

Operating Activities — For the nine months ended September 30, 2006, net cash provided by operating activities was $16,860 and was primarily attributable to net income of $12,099 and changes in deferred taxes of $5,579, partially offset by increases in receivables of $5,204. The increase in net income is a result of the factors discussed above in Results of Operations. The decrease in deferred taxes is due to utilization of our net operating loss carryforwards during the year which allowed us to not pay cash for our tax liability. The increase in accounts receivable is directly tied to the disposal and transportation revenue for the first nine months of 2006 as compared to the same period in 2005. Days receivables outstanding at September 30, 2006 was 62 days as compared to 58 days at September 30, 2005. For the nine months ended September 30, 2005, net cash provided by operating activities was $12,065. This was primarily attributable to net income of $12,298 and an increase in accounts payable and accrued liabilities of $4,161; partially offset by an increase in accounts receivable of $6,903. The increase in accounts payable and accrued liabilities reflects increased transportation cost payables and treatment reagent costs associated with the Honeywell contract.
Investing Activities — For the nine months ended September 30, 2006, net cash used in investing activities was $5,658. Significant transactions impacting cash used in investing activities during the nine months ended September 30, 2006 include capital expenditures of $15,731 that were primarily for the purchase of new railcars and the construction of rail transfer facilities and track at our Idaho and Texas operations. Also during the first nine months of 2006 we deposited a total of $4,617 into interest bearing trust accounts to self-guarantee our non-operating disposal site closure and post-closure obligations. This replaced the insurance policy which previously provided financial assurance for those sites. The insurance policy remains in effect through December 19, 2008 at a reduced premium to cover financial assurance obligations at our operating facilities only. We also received cash from maturities of investments, net of investment purchases totaling $14,516 which was used for our capital expenditures and restricted cash deposit. For the nine months ended September 30, 2005, net cash used in investing activities was $9,204. Significant transactions impacting cash used in investing activities during the nine months ended September 30, 2005 included an $11,805 cash receipt for the settlement of litigation with the State of Nebraska. Additionally, we made $12,118 in capital expenditures and had a net investment in short-term investments of $9,769.
Major projects in the year ending December 31, 2006 include the purchase of new railcars, new track and rail-to-truck transload facilities and related waste handling equipment in Texas and Idaho, and design of a new treatment building in Nevada. While the majority of 2006 capital expenditures have been completed as of September 30, 2006, some cash expenditures remain for the additional 84 gondola railcars purchased in September 2006 and other capital projects underway in the fourth quarter of 2006.
Financing Activities — For the nine months ended September 30, 2006, net cash used in financing activities was $5,768, and was primarily attributable to the payment of dividends, partially offset by proceeds from stock option exercises and associated tax benefits related to those stock option exercises. For the nine months ended September 30, 2005, net cash used in financing activities was $2,213, and was primarily attributable to the payment of dividends, the repayment of term debt partially offset from proceeds from stock option exercises and associated tax benefits relate to those stock option exercises.
Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see our 2005 Annual Report on Form 10-K. There have not been any material changes in our contractual obligations and guarantees during the first nine months of 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not maintain equities, commodities, derivatives, or any other instruments for trading or any other purposes, and do not enter into transactions denominated in currencies other than the U.S. Dollar.
We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2006, approximately $11,072 was held in cash or short-term investments at terms ranging from overnight to sixty days. Together, these items earned an interest rate of approximately 4-5% per year.
We are exposed to market risks primarily from changes in interest rates in the United States. We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Accounting Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Accounting Officer, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding the Company’s expected business outlook, anticipated financial and operating results, the Company’s business strategy and means to implement its strategy, the Company’s objectives, the amount and timing of capital expenditures, the amount and timing of interest expense, the likelihood of the Company’s success in expanding the Company’s business, financing plans, budgets, working capital needs and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the Company’s products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following: changes in key personal, compliance with and changes in applicable laws and regulations, exposure to litigation, access to insurance and financial assurances, implementation of new technologies, potential loss of a major contract, access to cost effective transportation services, utilization of net operating loss carryforwards, our ability to perform contracts as required, impact of general economic trends on the Company’s business, and competition.
Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or SEC, the Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Potential investors should not place undue reliance on the Company’s forward-looking statements. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in Section 1A of Part II Other Information in this Form 10-Q and filed in the Company’s Annual Report on Form 10-K could harm the Company’s business, prospects, operating results, and financial condition. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results or performance.
Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the factors discussed elsewhere in this Form 10-Q and those discussed in our Annual Report of Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Changes or additions to the risk factors set forth in our Form 10-K for the year ended December 31, 2005 are outlined below.

We may not be able to obtain timely or cost effective transportation services which could adversely affect our profitability.
Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services which are relied upon to deliver waste to these facilities. Unforeseen events such as increases in fuel costs, strikes, public health pandemics, natural disasters and other acts of God, war, or terror could prevent or delay shipments and reduce both volumes and revenue. However, our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads, which minimize our exposure to fuel cost increases. In addition, transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in sustained periods of slower service. No assurance can be given that we can procure transportation services at historic rates. Such factors could limit our ability to implement our growth plan and increase revenue and earnings.
We may not be able or willing to pay future dividends.
Our ability to pay dividends is subject to certain conditions such as continued compliance with bank covenants and the Board of Directors’ approval of any such dividend declaration or payment, which is entirely within the sole discretion of the Board of Directors. Numerous unforeseen events or situations could cause us to no longer be in compliance with bank covenants, or cause the Board of Directors to no longer approve the payment of dividends.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 10, 2006, we granted 5,300 shares of restricted stock to key employees pursuant to our 2006 Employee Restricted Stock plan. The restricted stock vests annually over three years.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CAO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Ecology Corporation (Registrant)
Date: November 3, 2006	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CAO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002