Form 10-K
period 2006-12-31
AMERICAN ECOLOGY CORP
filed 2007-03-09
CIK 742126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

For the fiscal year ended December 31, 2006

Commission file number: 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	95-3889638
(State or other jurisdiction)	(I.R.S. Employer Identification Number)

300 E. Mallard Dr., Suite 300 Boise, Idaho	83706 (Zip Code)
(Address of principal executive offices)
(208) 331-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
Title of each class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2006 was approximately $426.8 million based on the closing price of $26.50 per share as reported on the NASDAQ Global Market System.

At March 5, 2007, Registrant had outstanding 18,224,240 shares of its Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 17, 2007 to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2006, portions of which are incorporated by reference into Part III of this Form 10-K.

AMERICAN ECOLOGY CORPORATION

FORM 10-K

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include those statements preceded by, followed by, or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, changes in key personnel, compliance with and changes in applicable laws and regulations, exposure to litigation, access to insurance and financial assurances, emergence of new technologies, potential loss of major contracts, access to cost effective transportation services, our ability to meet contractual commitments, impact of general economic trends on our business, and competition. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance.

Item 1.	Business

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning

AEC, the Company, “we,” “our,” “us”	American Ecology Corporation and its subsidiaries
CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980
FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NRC	U.S. Nuclear Regulatory Commission
PCBs	Polychlorinated biphenyls
RCRA	Resource Conservation and Recovery Act of 1976
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
TSCA	Toxic Substance Control Act of 1976
USACE	U.S. Army Corps of Engineers
US EPA	U.S. Environmental Protection Agency
WUTC	Washington Utilities and Transportation Commission

AEC, through our subsidiaries, provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions. Headquartered in Boise, Idaho, we are one of the nation’s oldest providers of radioactive and hazardous waste services. AEC and its predecessor companies have been in business for more than 50 years. We operate nationally and employ 226 people as of December 31, 2006.

Our filings with the SEC are posted on our website at www.americanecology.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

AEC was most recently incorporated as a Delaware corporation in May 1987. Our wholly-owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation (“USEN”); US Ecology Washington, Inc., a Delaware corporation (“USEW”); US Ecology Texas, L.P., a Texas limited partnership (“USET”) and US Ecology Idaho, Inc., a Delaware corporation (“USEI”). American Ecology Recycle Center, Inc., a Delaware corporation (“AERC”) previously operated our discontinued Oak Ridge, Tennessee LLRW processing and field services business.

We operate within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect our current operational status and internal reporting structure. Operating Disposal Facilities accept hazardous and LLRW and include our RCRA hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas; and our LLRW disposal facility in Richland, Washington. Each of the Washington, Idaho and (to a lesser degree) Texas facilities also accept certain NORM/NARM waste and LARM. Non-Operating Disposal Facilities include our former disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho and a former hazardous waste processing and deep-well injection operation in Winona, Texas. Income taxes are assigned to the corporate office, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Financial information with respect to each segment is further discussed in Note 17 — Operating Segments of the Consolidated Financial Statements.

In December 2002, we ceased operating our Tennessee LLRW Processing and Field Services business. We sold substantially all of the assets and liabilities associated with this operation on June 30, 2004 to an unrelated third party. These are reported as discontinued operations.

The following table summarizes each segment:

Subsidiary	Location	Services

Operating Disposal Facilities
USEI	Grand View, Idaho	Hazardous, non-hazardous industrial, PCB, NORM/NARM, LARM and mixed waste treatment and disposal, rail transfer station
USET	Robstown, Texas	Hazardous, non-hazardous industrial, LARM and NORM/NARM waste treatment and disposal, rail transfer station
USEN	Beatty, Nevada	Hazardous, non-hazardous industrial and PCB waste treatment and disposal
USEW	Richland, Washington	LLRW and NORM/NARM waste disposal
Non-Operating Disposal Facilities
US Ecology, Inc. (“USE”)	Beatty, Nevada	Closed LLRW disposal facility: State of Nevada is licensee
USE	Sheffield, Illinois	Closed LLRW disposal facility: State of Illinois is licensee
USE	Sheffield, Illinois	Non-operating hazardous waste disposal facility: USE is permittee
American Ecology Environmental Services Corporation (“AEESC”)	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee
USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: USEI is permittee
Discontinued Operations
AERC	Oak Ridge, Tennessee	LLRW volume reduction and processing facility and related Field Services, assets sold June 30, 2004

Operating Disposal Facilities

A significant portion of our disposal revenue is attributable to waste clean-up projects (“Event Business”) which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings and this variability is increased by the timing of rail shipments on certain Event Business projects. The types and amounts of waste received, also referred to as service mix, from recurring (“Base Business”) customers also vary quarter-to-quarter and year-to-year. Service mix cannot be forecast with precision, and can produce significant quarter-to-quarter and year-to-year variations in revenue, gross profit, gross margin, operating profit and net income. For the year ended December 31, 2006 and 2005, Event Business contributed approximately 52% and 59% of revenue, respectively, and Base Business represented approximately 48% and 41% of revenue, respectively. Our strategy is to continue expanding our Base Business while simultaneously securing both short-term and extended-duration Event Business. On certain projects, rail transportation services are offered at or near our cost to secure additional disposal work. When Base Business covers our fixed overhead costs, a significant portion of incremental disposal revenue is realized as operating income. This reflects the positive operating leverage inherent to the largely fixed-cost nature of the waste disposal business.

Grand View, Idaho RCRA/TSCA Facility.  Our Grand View, Idaho Facility is located on 1,252 acres of owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres of land used as a clay source and 189 acres of land at a rail transfer station located approximately 30 miles northeast of the disposal site. When we acquired the Grand View Facility in 2001, we obtained rights to a patented, US EPA approved technology to stabilize and “delist” hazardous electric arc furnace dust (“K061”) from steel mills. Delisted waste is subject to lower state fees applicable to non-hazardous waste. This facility is also permitted to accept certain naturally occurring and accelerator produced radioactive material and LARM exempted from NRC regulation, including certain “mixed” hazardous and radioactive waste generated by commercial and government customers. This includes waste received under our USACE contract. The facility is regulated under permits issued by the Idaho Department of Environmental Quality, the US EPA and is subject to applicable Federal and State laws and regulations.

Robstown, Texas RCRA Facility.  Our Robstown Texas Facility operates on 240 acres of owned land near Robstown, Texas about 10 miles west of Corpus Christi, Texas. In 2005, we purchased an additional 200 acres of adjacent land for future expansion. We also purchased 174 acres of non-adjacent land for a rail transfer station which began operations in 2006. The facility began accepting waste in 1973 and is regulated under a permit issued by the TCEQ. The site is also subject to US EPA regulations and is permitted to accept certain LARM and mixed wastes. Waste treatment at the facility was suspended following a July 2004 fire in the facility’s waste treatment building. Limited treatment services resumed in December 2004. Full treatment services resumed in a new treatment building in August 2005. Direct disposal and transportation services generate the balance of the facility’s revenue. Following the 2004 fire, we filed and settled property and business interruption claims with our insurance carrier. We collected $883,000 on property claims and $2.1 million on the business interruption claims. No further claims are outstanding.

Beatty, Nevada RCRA/TSCA Facility.  Our Beatty, Nevada Facility began receiving hazardous waste in 1970 and is located in the Amargosa Desert approximately 100 miles northwest of Las Vegas, Nevada and 30 miles east of Death Valley, California. USEN leases approximately 80 acres from the State of Nevada for hazardous and PCB waste treatment and disposal operations. Our lease was renewed for 10 years in 1997. We expect to timely renew our lease prior to expiration in 2007. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the US EPA.

Richland, Washington LLRW Facility.  Our Richland, Washington LLRW Facility has been in operation since 1965 and is located on 100 acres of land leased from the State of Washington on the U.S. Department of Energy Hanford Reservation 35 miles west of Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the Federal government expires in 2063. We renewed our sublease with the State of Washington in July 2005 for 10 years with four 10-year renewal options. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW produced within the eight state Northwest Interstate Compact region. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement was entered into in 2001 and expires January 1, 2008. We expect to enter a new rate agreement prior to 2008. The State of Washington assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care and maintenance after the facility closes. The Richland facility also is home to our On-Site Services group, which arranges waste packaging, removal, shipment and disposal services.

Non-Operating Disposal Facilities

Beatty, Nevada LLRW Site.  We operated the Beatty, Nevada LLRW disposal site from 1962 to 1993. The Beatty LLRW disposal site was the nation’s first commercial facility licensed to dispose of LLRW. In 1997, it became the first LLRW disposal facility to successfully complete closure and post-closure stabilization and to transfer its license to the government for long-term institutional control. Since that time, we have performed maintenance and surveillance under a contract with the State of Nevada that is paid from a dedicated, state-controlled account.

Bruneau, Idaho RCRA Site.  This remote 83 acre desert site, acquired along with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring will continue for approximately 24 more years in accordance with permit and regulatory requirements.

Sheffield, Illinois LLRW Site.  We operated a LLRW disposal facility in Sheffield, Illinois on 20 acres of land owned by the State of Illinois from 1968 to 1978. After performing closure work under a 1988 Settlement Agreement with the State of Illinois, we monitored and maintained the site until mid-2001 when the LLRW license was transferred to the State of Illinois. As at Beatty, we are under contract with the State of Illinois to perform long-term care using funds from a dedicated, state-controlled account.

Sheffield, Illinois RCRA Site.  We previously operated two hazardous waste disposal areas adjacent to the Sheffield LLRW disposal area. The first opened in 1968 and ceased accepting waste in 1974. The second accepted hazardous waste from 1974 through 1983. Post-closure monitoring will continue for approximately 20 more years.

Winona, Texas Site.  From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until March 1997 when we ceased operations. We are proceeding under an agreed order with the State of Texas for closure and maintain $2.0 million in financial assurance for this work. State action is pending on a closure certification report. In December 2005, we increased our estimate for closure and post-closure costs by $542,000. The revised cost estimate and increased reserve was based on an independent review of expected remediation activities and environmental monitoring over the next 30 years. We own an additional 362 acres adjacent to the permitted site.

Ward Valley, California Formerly Proposed LLRW Disposal Facility.  In 1993, we received a State of California license to construct and operate this facility for the Southwestern LLRW Compact. In 2000, we filed a suit in state court alleging that the State of California abandoned its duty to acquire the project site from the federal government. The trial court ruled against us in March 2003. Based on this adverse ruling, we wrote off a $21 million deferred site development asset. In May 2005, the California Court of Appeal rejected our appeal. We consider the matter closed.

Butte, Nebraska Formerly Proposed LLRW Disposal Facility.  We applied to the State of Nebraska to construct and operate this facility under contract to the Central Interstate LLRW Compact Commission (the “CIC”). Following license denial by the State of Nebraska, the CIC, AEC and certain nuclear power utilities funding the project sued the State of Nebraska alleging bad faith in the license review process. In 2002, the federal district court awarded the plaintiffs $153 million in damages, including amounts owed to us based on our contributions to the project and pre-judgment interest. In 2004, the State of Nebraska and the CIC entered into a settlement which resulted in the State of Nebraska paying the CIC $154 million. We received $11.8 million from the CIC on August 1, 2005. We consider the matter closed.

Discontinued Operations

Oak Ridge, Tennessee LLRW Processing Facility.  We purchased the nine acre Oak Ridge facility in 1994 to enter the LLRW volume reduction and processing business, which primarily serves the nuclear power industry. Heavy price competition and our facility’s reliance on competitor disposal facilities to ship processed waste produced substantial losses leading to a decision to exit that business. After ceasing commercial operations in late 2002, we removed customer waste from the plant. In June 2004, we transferred $2.1 million in property and $1.7 million in cash to Toxco, Inc. (“Toxco”) in exchange for Toxco’s assumption of $4.6 million of closure and other liabilities. When combined with reductions in liabilities, the transaction yielded a gain on sale of approximately $930,000 in 2004.

INDUSTRY

In the 1970s and 1980s, industry growth was driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the clean up of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to reduce waste production. Waste volumes shipped for disposal from Superfund and other properties also diminished as many of the contaminated sites were cleaned up. Improved waste management by generators coupled with excess commercial disposal capacity and a maturing federal Superfund program created highly competitive market conditions that still apply today.

We believe that a baseline demand for hazardous waste services will remain, but that this demand will fluctuate (increase and decrease) in response to both general economic conditions and specific clean-up projects. We further believe that the ability to deliver specialized niche services, while aggressively competing for large volume clean-up projects and non-specialized commodity business, differentiates successful from less successful companies. We focus on strategic initiatives to increase our market share and profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

•	Acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001.

•	Gaining access to patented steel mill waste delisting technology in 2001.

•	Expanding our hazardous waste permits to manage additional types of waste.

•	Acquiring and operating patented thermal treatment units at our Beatty, Nevada site.

•	Developing more cost-effective treatment processes at our three hazardous waste sites.

•	Expanding our rail transportation services through a fleet of leased and Company-owned rail cars, construction of a second truck-to-rail transload building in Idaho and developing a new rail station in Texas.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of only two operating Compact disposal facilities in the nation. Both were in full operation for decades before passage of the federal LLRW Policy Act. While the Richland, Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by a competitor, is located in the three state Atlantic Compact but can also accept waste from other states. Under current state law, the Barnwell site will only serve the Atlantic Compact after July 2008. Restricted access to our Richland, Washington disposal facility, Barnwell’s uncertain future availability, and the failure of Compacts to establish new disposal facilities created market opportunities for alternative disposal facilities including development of a privately owned disposal operation in Utah. This facility, now owned by EnergySolutions, is licensed to accept a substantial subset of the LLRW which is a state responsibility under the LLRW Policy Act.

Significant price increases at these existing LLRW disposal facilities heightened demand for more cost-effective disposal of soil, debris, consumer products, industrial wastes and other materials containing LARM including wastes exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by federal clean-up projects. The NRC and US EPA have stated that use of hazardous waste disposal facilities to dispose of certain LARM is an acceptable practice. Our Grand View, Idaho RCRA hazardous waste facility has significantly increased waste throughput based on permit modifications allowing expanded acceptance of LARM. Our Robstown, Texas disposal facility is also permitted to accept, on a more limited basis, such material. We believe we are well positioned to grow our LARM business based on our:

•	industry reputation;

•	existing permits;

•	excellent safety and regulatory compliance record;

•	decades of experience handling radioactive materials at multiple facilities;

•	high volume waste throughput capabilities including rail transportation; and

•	competitive pricing.

Permits, Licenses and Regulatory Requirements

Our hazardous, industrial, non-hazardous and radioactive materials business is subject to extensive state, federal and local environmental, health, safety, and transportation laws, regulations, permits and licenses administered by federal, state and local government agencies. The responsible agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that this body of law and regulations and the specialized services we provide contribute to demand and represent a significant obstacle to new market entrants. We are currently not aware of any pending regulatory enforcement actions or fines at any of our operating facilities. RCRA provides a comprehensive framework for regulating hazardous waste handling, transportation, treatment, storage and disposal. LARM and NORM/NARM may also be managed under RCRA permits, as is authorized for our facilities in Grand View, Idaho and Robstown, Texas. RCRA regulation is the responsibility of the US EPA, which may delegate authority to state agencies. Chemical compounds and residues derived from listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking such as the patented steel mill treatment employed at our Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls under RCRA diminish.

CERCLA and its amendments impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities and on parties who arranged for the transportation of hazardous substances. Liability under Superfund may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites. Since waste generators face the same liabilities, we believe that they are motivated to minimize the number of disposal sites used. Disposal facilities require US EPA authorization to receive CERCLA wastes. Our three hazardous waste disposal facilities have this authorization.

TSCA regulates the treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the US EPA. Our Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA permits.

The Atomic Energy Act of 1954 (“AEA”) and the Energy Reorganization Act of 1974 assign the NRC with regulatory authority over the receipt, possession, use and transfer of certain radioactive materials, including disposal. The NRC has adopted regulations for licensing commercial LLRW disposal and delegate regulatory authority to certain states. The NRC and U.S. Department of Transportation regulate the transport of radioactive materials. Shippers must comply with both the general requirements for hazardous materials transportation and specific requirements for transporting radioactive materials.

In 2004, Washington State voters approved an initiative referendum codified in state law as the Clean-up Priority Act. The law, which primarily addresses U.S. Department of Energy facilities, prohibits sites where mixed radioactive and hazardous wastes are disposed from adding off-site waste until clean-up is performed. While the law provides that the Washington State’s obligations under the Northwest LLRW Compact shall not be adversely affected, the initiative does not directly address NORM/NARM. The law was struck down in its entirety by a federal court ruling. The State of Washington has appealed. We do not believe that the outcome of this appeal will have a material adverse affect on our Richland, Washington facility.

The Energy Policy Act of 2005 (Public Law 109-58) amended the AEA to classify discrete NORM/NARM as by product materials. The law does apply for purposes of interstate Compacts ratified under the LLRW Policy Act. We do not believe NRC regulations issued in 2006 to implement the law will materially affect our business.

Obtaining authorization to construct and operate new radioactive or hazardous waste facilities is a lengthy and complex process. We believe we have demonstrated significant expertise in this area. We also believe we possesses all permits, licenses and regulatory approvals currently required to maintain regulatory compliance and operate our facilities and have the specialized expertise required to obtain additional approvals to continue growing our business in the future.

We incur costs and make capital investments to comply with the previously discussed environmental regulations. These regulations require that we operate our facilities in accordance with enacted regulations, obtain required financial assurance for closure and post-closure obligations of our facilities should such facilities cease operations, and make capital investments in order to maintain compliance with environmental regulations.

Insurance, Financial Assurance and Risk Management

We carry a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, environmental impairment liability and other coverage customary to the industry. We do not expect the impact of any known casualty, property, environmental or other contingency to be material to our financial condition, results of operations or cash flows.

Existing regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, facilities may be required to fund state-controlled escrow type or trust accounts during the operating life of the facility. Through December 31, 2006, we have met our financial assurance requirements through insurance and self-funded restricted trusts.

Insurance policies covering our closure and post-closure obligation were renewed in December 2005 and expire in December 2008. Under the terms of renewal, we transferred $4.5 million of cash to an interest bearing trust account to guarantee our non-operating site closure and post-closure liability, subject to regulatory approval. In addition, we are required to maintain collateral equal to 15% of our aggregate financial assurance insurance policies for our operating sites through the term of the policy. While we expect to continue renewing these policies, if we were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action that could include the early closure of our facilities.

As of December 31, 2006, we have provided collateral of $4.7 million in funded trust agreements and issued $5.0 million in letters of credit for financial assurance and have insurance policies of approximately $26.7 million for closure and post-closure obligations. We believe we will be able to maintain the requisite financial assurance policies. While we have been able to obtain financial assurance for our current operations, premium and collateral requirements may increase which may have an adverse impact on our results of operations.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for potential claims, we maintain environmental impairment liability insurance and professional environmental consultant’s liability insurance for non-nuclear occurrences. For nuclear liability coverage, we maintain Facility Form and Workers Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers.

Customers

We dispose of LARM and hazardous waste under a long-term agreement with the USACE and multi-year agreements with various steel mill generators for KO61 and other industrial process wastes. We also arrange transportation of waste to our disposal facilities which contributes significant revenue. In June 2005, we entered into a long-term Event Business clean-up project with Honeywell International, Inc. (“Honeywell”) to transport, treat and dispose of a now estimated 1.2 million tons of chromite ore processing residue at our Grand View, Idaho disposal facility. Under a court order, Honeywell is required to complete this clean-up project by November 2009. The following customers accounted for more than 10% of our revenue in 2006, 2005 or 2004:

	Percent of Revenue
Customer	2006	2005	2004

Honeywell International, Inc.	38%	9%	—
U.S. Army Corps of Engineers	10%	27%	31%

Markets

Disposal Services.  While specialized service niches exist, much of the hazardous waste treatment and disposal business is commoditized and subject to highly competitive pricing. These commoditized services are also sensitive to transportation distance and related costs. NRC-exempt radioactive material services are less sensitive to these factors. Waste transported by rail is less expensive, on a per mile basis, than waste transported by truck.

Our Robstown, Texas hazardous waste facility is well positioned to serve refineries, chemical production plants and other industries concentrated on the Texas Gulf coast. The facility also accepts certain NORM and LARM. In 2006, we constructed a new rail transfer station approximately five miles from this facility that extends our Robstown, Texas facility’s geographic reach by allowing us to compete for clean-up projects throughout the eastern United States. Waste treatment was suspended following a 2004 fire in the facility’s waste treatment building. Limited treatment services were restored in December 2004. Full treatment services in a new treatment building resumed in August 2005.

Our Beatty, Nevada facility primarily competes for business in California, Arizona, Utah and Nevada. Due to the site’s superior geologic and climate conditions in the Amargosa Desert, the Beatty, Nevada facility may compete for wastes from more distant locations. The Beatty, Nevada facility competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty, Nevada facility also offers patented thermal treatment services, primarily to customers in western states, as an alternative to incineration.

Our Grand View, Idaho facility accepts wastes from across the nation and operates an owned rail transfer station located adjacent to a main east-west rail line. Waste throughput in 2006 was significantly enhanced by the addition of a rail track expansion and the construction of a second rail-to-truck indoor transfer building. Permit modifications have expanded services. The Grand View facility’s primary markets are event clean-up projects, LARM,, steel mill air pollution control dust and mixed wastes. Substantial waste volumes are received under our contract with Honeywell that is expected to last through November 2009 and a contract with the USACE that is also utilized by other federal agencies. The current USACE contract expires in 2009; however, the USACE generally expects the federal clean-up program funding the contract to continue into 2016. For this reason, we expect to enter a follow-on contract.

To meet US EPA land disposal restrictions (“LDRs”), waste stabilization, encapsulation, chemical oxidation and other treatment technologies are available at our Grand View, Idaho; Beatty, Nevada and Robstown, Texas facilities. This allows all three sites to manage a significantly broader spectrum of wastes than if LDR treatment was not offered.

Our Richland, Washington disposal facility serves LLRW producers in the eight states of the Northwest Compact. The three Rocky Mountain Compact states may also use our facility. Since we are a monopoly LLRW service provider in the Northwest Compact, the State of Washington approves our disposal rates. Since NORM/NARM is not subject to the LLRW Policy Act, we accept this waste from all fifty states. Rate regulation does not apply since no monopoly exists.

Competition

We compete with large and small companies in each of the markets we serve. The radioactive, hazardous and non-hazardous industrial waste management industry is highly competitive. We believe that our primary hazardous waste disposal competitors are Waste Management, Inc. and Clean Harbors, Inc. We believe that our primary radioactive material disposal competitors are EnergySolutions (formerly Envirocare of Utah) and Waste Control Specialists, LLC. The principal competitive factors applicable to both of these business areas are:

•	Price;

•	Specialized permits and “niche” service offerings;

•	Customer service;

•	Operational efficiency and technical expertise;

•	Regulatory compliance, worker safety and credibility with regulatory agencies;

•	Industry reputation and brand name recognition;

•	Transportation distance; and

•	Local community support.

We believe that we are competitive in all markets we serve and that we offer a nationally unique mix of services, including patented technologies and niche services that favorably distinguish us from competitors. We further believe that our strong brand name recognition from five decades of industry experience, favorable compliance and safety record, customer service reputation and positive relationships with regulators and local communities enhance our competitive position. Advantages exist for competitors that have technology, permits or equipment to handle a broader range of waste, that operate in jurisdictions imposing lower fees and/or are located closer to where wastes are generated.

Personnel

On December 31, 2006, we had 226 employees, of which 11 were members of the PACE union at our Richland, Washington facility.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who is an executive officer of AEC:

Name	Age	Title

Stephen A. Romano	52	Board Director, President and Chief Executive Officer
Simon G. Bell	36	Vice President of Hazardous Waste Operations
John M. Cooper	52	Vice President and Chief Information Officer
Jeffrey R. Feeler	37	Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary
Steven D. Welling	48	Vice President, Sales and Marketing

Stephen A. Romano was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in March 2002. Mr. Romano joined the Board of Directors in 2002 and has been with us for 17 years. Previously, he held positions with the NRC, the Wisconsin Department of Natural Resources, and EG&G Idaho. He holds a BA from the University of Massachusetts-Amherst and an MS from the University of Wisconsin-Madison.

Simon G. Bell was appointed Vice President of Hazardous Waste Operations in 2005 and is responsible for the Beatty, Nevada, Robstown, Texas, and Grand View, Idaho facilities. Previously our Grand View, Idaho facility General Manager and Environmental Manager, he offers more than 15 years of industry experience including service as general manager of a competitor’s disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

John M. Cooper joined us in July 2002 and is Vice President and Chief Information Officer. Previously, he served as Vice President, Information Systems for BMC West Corporation and was Director of Business Development for the High Tech Industry at Oracle Corporation. Mr. Cooper offers more than 20 years of computer industry experience. He holds a BS in Physics from Utah State University.

Jeffrey R. Feeler joined AEC in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc. (2005-2006), Albertson’s, Inc. (2003-2005) and Hewlett-Packard Company (2002-2003). From 1993 to 2002, he held various accounting and auditing positions, most recently as a Senior Manager for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

Steven D. Welling joined us in February 2001 through the Envirosafe Services of Idaho (now US Ecology Idaho) acquisition. He previously served as National Accounts Manager for Envirosource Technologies and

Western Sales Manager for Envirosafe Services of Idaho. He previously managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University-Stanislaus.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to Event Business which varies substantially in size and duration. For the year ended December 31, 2006, approximately 52% of our treatment and disposal revenues were derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. The timing of Event Business is generally out of our control and cannot be forecast with precision. Event Business projects may be delayed by customer funding restrictions, changes in laws and regulations, public controversy, litigation, weather and other factors. As a result, we can experience significant quarter-to-quarter and year-to-year swings in revenue, gross profit, gross margin, operating income and net income. The uncertainty inherent to Event Business affects internal budgeting and externally communicated business projections. For example, we entered 2007 with approximately 27% of our Board approved revenue budget comprised of unknown new business. A reduction in the number and size of new clean-up projects won to replace completed work could produce a material adverse affect on our business. While we seek to expand our recurring Base Business, growth in this area generally depends on our ability to take market share from competitors.

The loss of one or more significant customers or contracts could adversely affect our profitability.

Honeywell and the USACE are under multiple year contracts which accounted for approximately 38% and 10% of our total revenues for the year ended December 31, 2006, respectively. Honeywell and USACE have contracts with us to provide waste services through 2009. In October 2005, Honeywell stopped shipments and also filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site by 53%. This motion was unsuccessful and Honeywell shipments resumed in April 2006. Shipments have continued at expected levels since that time. The Honeywell Jersey City project is estimated to ship approximately 1.2 million tons of waste to our Grand View, Idaho facility through November 2009. As of December 31, 2006, we have disposed of approximately 25% of the total estimated waste under this contract. While we believe that the USACE will contract for our services for the duration of the Formerly Utilized Site Remedial Action Program (“FUSRAP”) through approximately 2016, this cannot be assured. Our contract with the USACE does not guarantee any future funding. Reduced appropriations for the USACE and other government clean-up work could have a material adverse affect on our business. A loss of these or other large contracts combined with failure to replace them with similar contracts could significantly reduce our revenue resulting in a material adverse affect on our results of operations.

Loss of key management or sales personnel could harm our business.

We have an experienced management team and rely on the continued service of our senior managers to achieve our objectives. We also have a senior sales team with industry experience averaging over 15 years. Our objective is to retain our present management and sales teams and identify, hire, train, motivate and retain highly skilled personnel. The loss of any key management employee or sales personnel could adversely affect our business and results of operations.

If we fail to comply with applicable laws and regulations our business could be adversely affected.

The changing regulatory framework governing our business creates significant risks. We could be liable if our operations cause environmental damage to our properties or to the properties of others, particularly due to contamination of air, drinking water or soil. Under current law, we may be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we may be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination at facilities operated by others, or if a predecessor made such arrangements and we are a successor. Liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

Stringent government regulations of federal, state and local governments have a substantial impact on our business. Many complex, laws rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Failure to timely obtain or comply with applicable federal, state and local governmental licenses, permits or approvals for our waste treatment and disposal facilities could prevent or restrict our ability to provide certain services, resulting in a potentially significant loss of revenue and earnings. Changes in environmental regulations may require us to make significant capital or other expenditures. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws and regulations may require us to modify existing operating licenses or permits, or obtain additional approvals. New governmental requirements that raise compliance standards or require changes in operating practices or technology may impose significant costs.

Our revenues are primarily generated as a result of requirements imposed on our customers under federal and state laws, and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of PCB, hazardous and/or radioactive waste were relaxed or less vigorously enforced, demand for our services could materially decrease and our revenues and earnings could be significantly reduced.

We may not be able to obtain timely or cost effective transportation services which could adversely affect our profitability.

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services which are relied upon to deliver waste to our facilities. Unforeseen events such as increases in fuel costs, strikes, public health pandemics, natural disasters and other acts of God, war, or terror could prevent or delay shipments and reduce both volumes and revenue. Our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads, which minimize our exposure to fuel cost increases. Transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates. Such factors could also limit our ability to implement our growth plan and increase revenue and earnings.

If we are unable to obtain at a reasonable cost the necessary levels of insurance and financial assurances required for operations, our business and results of operations would be adversely affected.

We are required by law, license, permit, and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that are customary for a company of our size. We use these coverages to mitigate risk of loss, thereby allowing us to manage our self-insured exposure associated with any claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried, which assumes liability for claims in excess of $100,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage amounted to $170,000 and $163,000 at December 31, 2006 and 2005, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant’s environmental liability subject to a $100,000 self-insured retention. To the extent our insurances were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2006, we have met our financial assurance requirements through insurance. Our current closure and post-closure policies were renewed in December 2005 and expire in December 2008. This renewal required us to self-fund $4.5 million of non-operating site closure and post-closure liability and provide collateral equal to 15% of financial assurance through the term of the policy. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies, if we were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2006, we have provided collateral of $4.7 million in funded trust agreements and issued $5.0 million in letters of credit for financial assurance insurance policies of approximately $31 million for closure and post-closure obligations. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase which could have a material adverse effect on our financial statements and results of operations.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operation.

We face competition from companies with much greater resources, more diverse service offerings and potentially lower pricing. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste in the United States, or a decrease in the treatment or disposal fees charged by competitors could negatively affect our results of operations. Our business is also heavily affected by waste tipping fees. These fees, which vary from state to state, are periodically adjusted. Such adjustments may significantly impact the competitive environment in which we conduct business either positively or negatively.

The hazardous and radioactive waste industry in which we operate is subject to litigation risk.

We routinely handle radioactive, PCB and hazardous materials. This subjects us to potential liability claims by employees, contractors and others. There can be no assurance that our existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in legal matters could also have a material adverse effect on our financial condition and results of operations.

Adverse general economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve refineries, chemical production plants, steel mills and other basic industries that are, or may be, affected by general economic conditions and competition. These industries may curtail waste production and/or delay spending on plant maintenance, waste clean-up work and other discretionary projects. Market forces may compel our customers to cease operations, which could adversely affect our business. Also, approximately 10% of our total revenue was generated from the USACE. Our contract with the USACE does not guarantee any future funding. Reduced appropriations for the USACE and other government clean-up work requiring our services could have a material adverse affect on our business.

Our operations are significantly affected by the commencement and completion of major site remedial projects; cleanup of major spills or other events; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customer spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects; changes in regulations governing hazardous waste; the propensity for delays in the remedial market; and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter-to-quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

If we are unable to obtain timely regulatory approvals to construct additional disposal space by the time our current disposal capacity is exhausted, our business would be adversely affected.

Construction of future, non-permitted disposal cells at our operating disposal facilities sites beyond currently permitted capacity requires state regulatory agency approvals. While we have had success obtaining approvals in a timely manner in the past, we cannot provide assurances that we will continue to obtain such approvals in a timely manner or at all.

Our business requires the handling of potentially dangerous substances. Improper handling of such substances could result in an adverse impact on our business.

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident, such as the fire in 2004 in our Robstown, Texas waste treatment building, could impair one or more facilities from performing their normal operations. This could have a material adverse impact on our financial condition and results of operations. Additionally, improper handling of these substances could violate laws and regulations resulting in a suspension of operations.

Failure to perform under our contracts may adversely harm our business.

Certain contracts, including our Honeywell Jersey City project contract, require us to meet qualitative and quantitative performance criteria. Our ability to meet these criteria requires that we expend significant resources. If we are unable to perform as required, we could be subject to substantial monetary penalties and/or loss of the affected contracts.

We may not be able or willing to pay future dividends.

Our ability to pay dividends is subject to certain conditions such as continued compliance with bank covenants. The Board of Directors must also approve any dividends and such approval is solely at their discretion. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration no event of default has occurred, no other event or condition that upon notice or continuation would constitute a default and the payment of the dividend will not result in a default. Numerous unforeseen events or situations could cause us to no longer comply with these bank covenants, or cause the Board of Directors to discontinue or reduce the payment of dividends.

Integration of potential acquisitions may impose substantial costs and delays and cause other unanticipated adverse impacts.

Potential acquisitions involve a number of risks. If we are unable to successfully integrate the operations of an acquired business into our operations, this could have a material adverse effect on our business. These risks include, but are not limited to:

•	the need to spend substantial operational, financial and management resources integrating new businesses, technologies and processes, and difficulties integrating the operations, personnel or systems of the acquired business;

•	retention of key personnel and customers of the acquired business;

•	impairments of goodwill and other intangible assets; and

•	contingent environmental liabilities associated with past operations of an acquired business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes our non-disposal related properties and facilities at December 31, 2006 owned or leased by us.

Location	Segment	Function	Acreage	Own/Lease

Boise, Idaho	Corporate	Corporate office	10,925 sq. ft.	Lease
Elmore County, Idaho	Operating Disposal Facility	Rail transfer station	189 acres	Own
Robstown, Texas	Operating Disposal Facility	Rail transfer station	174 acres	Own
Bruneau, Idaho	Non-operating Disposal Facility	Closed disposal facility	83 acres	Own
Sheffield, Illinois	Non-operating Disposal Facility	Closed disposal facility	374 acres	Own
Winona, Texas	Non-operating Disposal Facility	Deep well facility	362 acres	Own

The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2006.

			Permitted	Non-Permitted
		Total	Airspace	Airspace	Estimate Life
Location	Own/Lease	Acreage	(Cubic Yards)	(Cubic Yards)	(in years)

Beatty, Nevada	Lease	80	1,483,000	1,017,000	17
Grand View, Idaho	Own	1,411	2,571,000	28,100,000	64
Robstown, Texas	Own	440	482,000	2,670,000	30
Richland, Washington(1)	Sublease	100	77,000	1,166,000	49

(1)	The Richland facility is under a subleased with the State of Washington. Our sublease has 9 years remaining on the base term with four 10-year renewal options; giving us control of the property until the year 2055 provided that we meet our obligations. The facility’s estimated life is assumed to equal the period of the sublease.

Item 3.	Legal Proceedings

In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with granting permits of planned facilities, alleged violations of existing permits, or alleged damages from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2006, we did not have any significant pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the fourth quarter of 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol ECOL. As of March 5, 2007 there were approximately 9,900 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2006		2005
	High	Low	High	Low

First Quarter	$21.10	$13.86	$13.23	$10.75
Second Quarter	27.91	19.22	17.97	10.85
Third Quarter	26.56	18.52	19.62	16.30
Fourth Quarter	22.96	17.80	19.66	14.12

The following graph compares the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and a waste industry peer group that we believe reflects our publicly traded competitors for fiscal year 2006. The companies which make up the selected waste industry peer group are Clean Harbors, Inc.; Perma-Fix Environmental Services, Inc; and Waste Management Inc. The graph assumes that the value of the investment in AEC common stock and each index was $100 at December 31, 2001 and assumes the reinvestment of dividends. The chart below the graph sets forth the data points in dollars as of December 31 of each year.

	2001	2002	2003	2004	2005	2006
American Ecology Corporation	100.00	159.43	468.57	692.78	858.31	1,124.22
2006 Peer Group	100.00	72.68	93.12	94.39	96.70	118.68
Nasdaq Composite	100.00	68.47	102.72	111.54	113.07	123.84

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2006		2005
	Per Share	Dollars	Per Share	Dollars

First Quarter	$0.15	$2,661	$—	$—
Second Quarter	0.15	2,714	—	—
Third Quarter	0.15	2,721	0.15	2,645
Fourth Quarter	0.15	2,721	0.15	2,646

Total	$0.60	$10,817	$0.30	$5,291

In August 2000, we entered into a credit facility with Wells Fargo Bank. This credit facility has been extended and amended and currently provides us with $15.0 million of unsecured borrowing capacity and matures on June 15, 2008. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if, on the date of declaration, no event of default has occurred, no other event or condition that upon notice or continuation would constitute an event of default and the payment of the dividend will not result in an event of default.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan and the 2006 Restricted Stock Plan. All of these plans have been approved by our stockholders.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
	(a)(1)	(b)(2)	(c)

Equity stock option compensation plans approved by security holders	304,200	$13.43	418,076
Equity compensation plans not approved by security holders	—	—	—

Total	304,200	$13.43	418,076

(1)	Includes 12,300 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

Item 6.	Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes.

	2006	2005	2004	2003	2002
	$s in thousands, except for per share data

Revenue	$116,838	$79,387	$54,167	$57,047	$46,789
Business interruption insurance claim	704	901	431	—	—
Operating income	24,458	19,432	13,148	9,749	8,935
Write-off of facility development costs	—	—	—	(20,951)	—
Gain on settlement of litigation	—	5,327	—	—	—
Income tax expense (benefit)(1)	9,979	9,676	(8,832)	72	(8,505)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	13,141
Income (Loss) from discontinued operations	—	—	1,047	2,477	(10,464)
Net income	15,889	15,438	23,410	(8,592)	18,771
Preferred stock dividends	—	—	—	64	398
Earnings per share:
Basic	$0.88	$0.88	$1.36	$(0.52)	$1.28
Dilutive	$0.87	$0.86	$1.32	$(0.52)	$1.15
Shares used in earnings per share calculation:
Basic	18,071	17,570	17,226	16,604	14,311
Dilutive	18,202	17,950	17,726	16,604	15,970
Dividends paid per share	$0.60	$0.30	0.25	$—	$—
Total assets	$104,041	$89,396	$77,233	$66,626	$87,125
Working capital(2)	24,549	31,484	16,916	12,410	6,953
Long-term debt, net of current portion	24	—	2,734	4,200	6,575
Stockholders’ equity	73,355	63,886	51,611	36,351	45,948
Return on invested capital(3)	18.7%	19.5%	16.0%	12.3%	7.9%

(1)	For the year ended December 31, 2004 and December 31, 2002 we recognized a tax benefit for the reversal of a valuation allowance on a deferred tax asset of $14,117 and $8,824, respectively.

(2)	Calculated as current assets minus current liabilities.

(3)	Calculated as operating income less applicable taxes divided by the sum of stockholders equity, long-term debt, closure and post-closure obligations, monetized operating leases less cash and short-term investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a hazardous, non-hazardous, industrial and radioactive waste services company providing treatment and disposal services to commercial and government entities including refineries and chemical production facilities, manufacturers, electric utilities, steel mills, and medical and academic institutions. The majority of our revenues are derived from fees charged for the treatment and disposal of waste at our facilities. We also manage transportation of wastes to our facilities, which contribute significant revenue. Fees are also charged for waste packaging, brokering and transportation to facilities operated by other service providers. AEC and its predecessors have been in business for more than 50 years.

Overall Performance

On a consolidated basis, our financial performance for the year ended December 31, 2006 showed significant growth over 2005 and 2004 as measured by operating income. Our growth strategy is focused on driving large volumes of waste through our four operating facilities, allowing us to take advantage of the operating leverage inherent to the disposal business. We seek to maximize this operating leverage by bundling rail transportation and disposal services on certain projects, expanding higher margin “niche” services, controlling costs to help us compete aggressively for commoditized services, partnering with third-party waste brokers who do not compete with our disposal business and investing in equipment and infrastructure to improve waste throughput efficiency. We believe our recent financial performance demonstrates the viability of this strategy and reflects an undistracted focus on our core business areas.

A significant portion of our revenue is derived from government “Event” clean-up projects, which are primarily driven by federal, state and local government appropriations. Since 2002, the USACE and federal contractors performing clean-up work have represented our largest source of revenue. Government “Event” projects include federal Superfund projects which, like other government remediation work, depend on project-specific funding. In recent years, a larger number of Superfund projects have been funded by potentially liable private parties as government funding has reduced.

We have a long-term contract with the USACE to provide disposal services for the USACE FUSRAP clean-up program. Although this contract expires in 2009, the FUSRAP program is expected to continue into 2016. Given our current level of service to the USACE, we believe follow-on contracting is likely. From time to time the US EPA and other federal agencies use this contract to dispose of Superfund and other federal clean-up waste. Annual FUSRAP funding has remained generally constant. In 2006, USACE revenue declined to approximately 10% of total revenue as compared to 27% of total revenue in 2005. We believe that this reflects individual project timing, restricted discretionary spending at the end of the 2006 federal fiscal year, reduced use of the USACE contract by the US EPA in 2006 and, as discussed below, significantly higher 2006 revenue from private industry clean-up contracts.

We believe that private sector remediation projects are driven by economic conditions and regulatory agency enforcement actions and settlements including regulatory enforcement actions, litigation, availability of private funds and other factors. To the extent privately funded remediation projects are discretionary, management believes a healthy national economy generally favors increased work. We serve multiple private clean-up efforts on an ongoing basis. The revenue and margin for individual projects vary considerably depending on the amount of waste shipped to us, the rate at which the waste is shipped and whether pricing is based on a commoditized or more specialized “niche” service.

In 2005, we entered into a large project contract with Honeywell to transport, treat, and dispose of a currently estimated 1.2 million tons of chromite ore processing residue through November 2009. Treatment of metals-bearing waste is generally commoditized, and we believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee desert of southwestern Idaho and competitive pricing. Initial Honeywell shipments were received at our Grand View, Idaho facility in July 2005. Shipments were halted in October 2005 when Honeywell unsuccessfully sought a court ruling to reduce the amount of waste requiring removal. Shipments resumed in April 2006. A penalty for not meeting minimum specified shipping levels was paid to us by Honeywell for the period of interruption. Minimum specified shipping levels have been significantly exceeded since that time. Honeywell revenue was 38% of our total revenue during 2006.

We treat and dispose of KO61 from steel mills in several states at our Grand View, Idaho facility. This recurring Base Business is typically contracted on a multi-year basis, resulting in generally stable revenue. In 2006, steel mill business revenue was up 3% from 2005. Consistent with an agreement with Envirosafe Services of Ohio, Inc. (“ESOI”) to provide ESOI’s KO61 “delisting” technology at our Robstown, Texas facility, we submitted the required delisting information to US EPA. This information is under review by US EPA and no assurance can be given that the required approvals will be obtained or that this will result in new KO61 business.

We have been successful in securing new Base Business contracts from hazardous waste generators and third-party brokers, and employ a sales incentive plan that rewards Base Business revenue. During 2006, we increased Base Business revenue by 31% over 2005 levels. Total Base Business revenue was approximately 48% of total 2006 treatment and disposal revenue, up from 41% in 2005. The hazardous waste business is highly competitive and no assurance can be given that we will retain our present Base Business customers or increase our market share.

2004-2006 year-to-year comparisons are affected by multiple significant, independent events including:

•	Costs to discontinue our Oak Ridge, Tennessee LLRW processing business and remove waste from the site in 2003 and 2004, followed by a gain on sale of the discontinued operation’s primary assets in the second quarter of 2004.

•	Reversal in the second quarter of 2004 of the allowance on our deferred tax asset.

•	Business interruption due to a fire in the third quarter of 2004 in our Robstown, Texas waste treatment building, followed by receipt of insurance proceeds in the first and fourth quarters of 2005 and the third quarter of 2006.

•	Increase in amounts reserved for future costs at non-operating hazardous waste facilities in 2004 and 2005, and additional amounts charged in 2006 for acceleration of closure projects and changes in estimated inflation rates.

•	Gain on settlement of the Nebraska litigation in the third quarter of 2005.

These events are discussed in detail below.

2006 Events

Business interruption proceeds:   We filed business interruption claims with our insurance carrier following a July 2004 fire in our Robstown, Texas facility’s waste treatment building. During the third quarter of 2006, we settled our insurance claims for approximately $2.1 million of which $1.3 million was previously recognized. After deducting approximately $34,000 for claim preparation expenses, a $704,000 operating income gain was recognized in the three months ended September 30, 2006.

Non-operating facility closure expenses:  In the fourth quarter of 2006, we took a $235,000 charge at our non-operating properties in Winona, Texas and Sheffield, Illinois. These charges reflect the acceleration of work at our Winona, Texas hazardous waste facility for closure and charges due to changes in inflation rates for the closure post-closure period.

2005 Events

Gain on litigation settlement:   We applied to the State of Nebraska to construct and operate a LLRW disposal facility under contract to the CIC. Following the State of Nebraska’s denial of the license, the CIC, AEC and certain nuclear power utilities sued the State of Nebraska for damages. In September 2002, the federal district court awarded plaintiffs $153 million in damages, our share of which was $12.3 million based on contributions to the project and pre-judgment interest. Based on an August 2004 settlement between the State of Nebraska and the CIC, the State of Nebraska paid the CIC $154 million. We received $11.8 million in August 2005, fully settling our claim and resulting in a $5.3 million gain.

Business interruption proceeds:   In 2005, we received partial payment of $860,000 for revenue lost, and $315,000 of reimbursed expenses due to the fire in our Robstown, Texas facility’s waste treatment building.

Increase in amount reserved for future costs at the Non-Operating Winona hazardous waste facility:   During the fourth quarter of 2005, we increased our estimate for closure and post-closure costs by $542,000. The revised estimate and increase in the related reserve was based on an independent review of expected remediation and environmental monitoring work. This $542,000 increase brought the total reserve to $1.6 million. Closure work and post-closure monitoring are estimated to continue for approximately 30 more years.

2004 Events

Reversal of Allowance on Deferred Tax Asset:   Following the sale of our discontinued Oak Ridge LLRW processing business, we determined that most of our tax assets would likely be utilized prior to expiration and reversed $14.1 million of the valuation allowance for the year ended December 31, 2004.

Sale of Oak Ridge Facility:   On June 30, 2004, we transferred substantially all of the primary assets and liabilities of our discontinued Oak Ridge, Tennessee processing business to Toxco. In return for $2.1 million in property and $1.7 million in cash, Toxco assumed $4.6 million of closure and other liabilities. We recognized a $930,000 gain on this sale. This was recorded as a gain from discontinued operations.

Fire in the Robstown Texas Waste Treatment Building:   Waste treatment at our Robstown Texas facility was suspended following a July 2004 fire in our waste treatment building. Prior to the fire, treatment work approximated 50% of facility revenue. Direct disposal operations, which continued without interruption after the fire, generated the balance of the facility’s revenue. While we were insured for property and equipment damage and business interruption, loss of customer business degraded 2004 and 2005 financial performance. The facility restored limited treatment services in December 2004 and full treatment services in August 2005. For the year ended December 31, 2004 we recognized an asset impairment of $679,000 which was offset by $954,000 of expected property insurance proceeds. We also recognized $431,000 of expected business interruption proceeds.

Increase in the amount reserved for future costs at the Non-operating Sheffield hazardous waste facility:  During the fourth quarter of 2004, we increased our closure and post-closure cost estimate by $715,000. The revised estimate and increase in the related reserve was based on independent review of planned remediation activities and environmental monitoring work. Post-closure monitoring will continue for approximately 20 more years.

Results of Operations

The below table summarizes our operating results and percentage of revenues for the years ended December 31, 2006, 2005 and 2004.

	2006	%	2005	%	2004	%
	$s in thousands

Revenue	$116,838	100.0%	$79,387	100.0%	$54,167	100.0%
Transportation costs	47,829	40.9%	22,302	28.1%	10,124	18.7%
Other direct operating costs	32,420	27.8%	26,048	32.8%	20,773	38.3%

Gross profit	36,589	31.3%	31,037	39.1%	23,270	43.0%
Selling, general and administrative expenses	12,835	11.0%	12,506	15.8%	10,553	19.5%
Business interruption insurance claim	(704)	(0.6)%	(901)	(1.2)%	(431)	(0.8)%

Operating income	24,458	20.9%	19,432	24.5%	13,148	24.3%
Other income (expense)
Interest income	831	0.7%	564	0.7%	203	0.4%
Interest expense	(8)		(173)	(0.2)%	(194)	(0.4)%
Fire related property insurance claims, net of impairment	—		(49)	(0.1)%	275	0.5%
Gain on litigation settlement	—		5,327	6.7%	—
Other	587	0.5%	13		99	0.2%

Income from continuing operations before income tax	25,868	22.1%	25,114	31.6%	13,531	25.0%
Income tax expense (benefit)	9,979	8.5%	9,676	12.2%	(8,832)	(16.3)%

Net income from continuing operations	15,889	13.6%	15,438	19.4%	22,363	41.3%
Income from discontinued operations (net of tax of $0)	—		—		1,047	1.9%

Net income	$15,889	13.6%	$15,438	19.4%	$23,410	43.2%

Segments

We operate within two primary segments, Operating Disposal Facilities and Non-operating Disposal Facilities, which are combined with our discontinued Processing and Field Services operations and with Corporate to arrive at consolidated income. Only the Operating Disposal Facilities segment reports significant revenue and profits. Non-operating Disposal Facilities generate minimal revenues but no profit. Corporate generates no revenue and provides administrative, management and support services to the other segments. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Revenue, costs and profits or losses in the discontinued Processing and Field Services segment are reflected in the consolidated financial statements in a single line item. Detailed financial information for our reportable segments can be found in Note 17 of the consolidated financial statements located in Item 8 — Financial Statements and Supplementary Data to this Form 10-K.

2006 Compared to 2005

Revenue.  Revenue increased 47.2% to $116.8 million for the year ended December 31, 2006 (“2006”) from $79.4 million for the year ended December 31, 2005 (“2005”). This increase was a result of increased disposal revenues at our four operating facilities and an increase in our bundled rail transportation and waste disposal contract with Honeywell and other clean-up projects. In 2006, we disposed 815,500 tons of hazardous and radioactive waste in our landfills, up 3% from the 791,500 tons disposed in 2005. The average selling price in 2006 for treatment and disposal services, excluding transportation increased 8% over 2005 levels. This increase generally reflects a shift in service mix for waste requiring treatment.

During 2006, treatment and disposal revenue from our recurring Base Business customers grew 31% and represented approximately 48% of our non-transportation revenue. Base Business customers represented 41% of non-transportation revenue in 2005. Our Event Business was unchanged in 2006 as compared to 2005. Consistent with the 2006 increase in Base Business, 2006 Event Business was 52% of revenue, excluding transportation. We believe growth attributable to Base Business generally leads to more predictable, long-term performance due to the repeat nature of the business.

Treatment and disposal revenue from private industry customers grew approximately 135% in 2006 as compared to 2005. Our bundled rail transportation and disposal contract with Honeywell was the primary contributor to this growth. In 2006, Honeywell revenue contributed 38% of total revenue, or $44 million. This compares to 9% of total revenue in 2005, or $7 million. Our third-party waste broker business also continued to grow, up 26% in 2006 over 2005. One of our strategic initiatives is to partner with waste brokers who do not compete with us for disposal business. Our government clean-up business declined 47% in 2006 as compared to 2005. This reflects reduced shipments under our USACE contract. This contract contributed 10% of our total revenue during 2006, or $11 million, compared to 27% of 2005 revenue, or $22 million. We believe that this decline was caused by individual clean-up project timing, reduced USACE spending on disposal compared to the prior federal fiscal year, reduced use of the USACE contract by the US EPA and a larger share of total revenue from industry customers.

Gross Profit.  Gross profit in 2006 increased by 17.9% to $36.6 million, compared to $31.0 million in 2005. This $5.6 million increase reflects a 3% increase in volume and 8% increase in average selling prices achieved in 2006. Gross profit as a percentage of total revenue decreased to 31.3% in 2006 as compared to 39.1%. This primarily reflects an increase in rail transportation costs on the Honeywell project as well as a shift in service mix. Costs for rail transportation services grew approximately $25.5 million, or 114.5%, over 2005 levels. In certain cases, rail transportation is offered as a “value-added” service with little or no margin. Offering bundled rail transportation and disposal services allow us to extend our geographic reach to win work we could not otherwise compete for. This bundling of services increases direct operating costs and reduces gross margin relative to revenue due to low or non-existent margins on the transportation component. Management considers growth in earnings to be more beneficial than maintaining a certain margin level. Service mix contributed to lower gross profit due to the higher volume of waste, including Honeywell waste, requiring treatment prior to disposal. Use of additives to meet US EPA treatment standards is a variable cost dependent on the specific waste treated. Except for airspace and treatment additives, most other direct costs are fixed and do not materially vary with changes in waste volume. Gross profit was also negatively impacted by approximately $235,000 for accelerated closure expenses at our non-operating facilities in Winona, Texas and Sheffield, Illinois. During 2005, we recognized $542,000 of direct operating costs at our non-operating facility in Winona as a result of an increased cost estimate for work to close and monitor the facility.

Selling, General and Administrative (“SG&A”).  As a percentage of total revenue, SG&A expense declined to 11.0% in 2006 as compared to 15.8% in 2005. In total dollars, SG&A expenses increased 2.6% to $12.8 million as compared to $12.5 million in 2005. The dollar increase in SG&A reflects increased compensation costs including stock-based incentives, insurance, consulting and legal expenses, and increased headcount to support increased business during the year. Compensation costs also include increased sales commissions that are directly correlated with non-transportation revenue growth, and annual salary increases. Stock-based incentive compensation included stock options and restricted common stock awarded to key employees and directors. Effective January 1, 2006, we adopted Statement of Accounting Standards No. 123(R), Share-Based Payment, which requires us to expense approximately $392,400 for the fair value of stock options and restricted stock. Increases in insurance, consulting and legal expenses reflect increased business activity in 2006 as compared with 2005.

Business insurance claim.  During 2006, we settled our business interruption insurance claim from a July 2004 fire in our Robstown, Texas facility’s waste treatment building. The claim settled for approximately $2.1 million of which we had previously recognized $1.3 million. After deducting approximately $34,000 for claim preparation, the remaining $704,000 was recognized as operating income in 2006. There are no further claims pending with respect to this matter.

Interest income and expense.  Interest income is earned on cash balances, short-term investments and notes receivable and is a function of prevailing market rates and balances. In 2006, we earned $831,000 of interest income as compared with $564,000 in 2005. This increase was due to a higher average of cash and short-term investments over the year and a general increase in interest rate yields in 2006 as compare to 2005. Interest expense for 2006 was $8,000, a decrease from $173,000 in 2005, following the payoff of a term loan in December 2005. 2006 interest expense reflects capital lease financing of office equipment.

Other income (expense).  Other income (expense) is used to record business activities that are not a part of our current year ordinary and usual revenue and expenses. The following table summarizes these transactions outside the normal business scope.

	2006	2005
	$s in thousands

Reimbursement of legal expenses	$299	$—
Gain (loss) on sale and rent of property rights	167	(75)
Royalty payments	53	85
Proceeds from easement agreement	50	—
Other	18	3

	$587	$13

Income tax expense.  Our effective income tax rate for 2006 and 2005 was 38.6% and 38.5%, respectively. During the year we continued to utilize our available net operating loss carryforwards (“NOLs”). At December 31, 2006, we had approximately $2.5 million in federal NOLs remaining. This compares to the approximately $19.9 million of federal NOLs remaining at December 31, 2005. At December 31, 2006, we also had approximately $2.3 million in state NOLs for which we maintain a $2.3 million valuation allowance. These state NOLs are located in states where we do limited or no business, and we believe it is more likely than not that we will not be able to utilize these state NOLs in the future.

2005 Compared to 2004

Revenue.  Revenue increased 46.6% to $79.4 million for 2005 from $54.2 million for the year ended December 31, 2004 (“2004”). This growth in revenue reflected increased treatment and disposal revenue and our bundled rail transportation and disposal contract with Honeywell entered into in 2005. Waste volumes in 2005 grew to 791,500 tons, a 35% growth over the 586,800 tons disposed of in 2004. The average selling price for our treatment and disposal operations increased approximately 3% in 2005 over 2004 levels.

In 2005, USACE revenue increased $5.1 million to 27% of our total revenue, or $22 million. In 2004, the USACE contributed 31% of our total revenue, or $16.8 million. That increase reflected increased waste volumes on active USACE clean-up projects in addition to other government agencies, primarily the EPA, using the USACE contract for disposal of waste. We also experienced growth in private industry revenue as a result of our Honeywell contract and increased refinery business in 2005. Revenue from our steel mill customers was consistent with 2004 levels. In 2004, Robstown, Texas facility revenue was substantially reduced following a July 2004 fire which resulted in a 42% decrease in waste volumes and a 15% decrease in revenue from 2003 to 2004. The Robstown, Texas facility resumed limited waste treatment in December 2004 and full treatment services in August 2005 following construction of a new treatment building.

Gross Profit.  Gross profit in 2005 increased by 33.4% to $31.0 million compared to $23.3 million in 2004. This $7.8 million increase reflects a 35% increase in volume and 3% increase in average selling price in 2005. Gross profit as a percentage of total revenue decreased to 39.1% in 2005 as compared to 43.0% in 2004. This reflects an increase in rail transportation costs, which grew by $12.2 million, or 120.3% over 2004 levels. This significant increase in transportation costs is due to our strategy of bundling rail transportation with disposal services on large clean-up projects. Other direct operating costs represent costs that are directly related to waste treatment and disposal are primarily labor, depreciation, fuel, waste treatment additives, laboratory testing and amortization of disposal cell “airspace” costs. In 2005, other direct operating costs were $26.0 million, up from $20.8 million in 2004. Labor costs increased at the Grand View, Idaho facility as the site increased staffing to manage higher waste volume. Also contributing to higher labor costs were discretionary bonuses paid to employees not covered by the Management Incentive Plan (“MIP”).

During 2005, we recognized $542,000 of direct operating costs at our non-operating facility in Winona, Texas. This charge reflected increased cost estimates to close and subsequently monitor the facility. Similarly, in 2004 we recognized $715,000 of direct operating costs at our non-operating facility in Sheffield, Illinois for an increased cost estimates to close and monitor that facility.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 18.5% to $12.5 million as compared to $10.6 million in 2004. The dollar increase in SG&A reflects increased sales commissions, compensation costs, director fees and accounting/consulting expenses. As a percentage of total revenue, SG&A expense declined to 15.8% in 2005 as compared to 19.5% in 2004. Sales commissions increased as a result of the increased sales activity relative to budget targets. Compensation costs increased as a result of discretionary bonuses paid to employees not participating in the MIP. Accounting/consulting expenses increased as a result of support efforts to comply with Sarbanes-Oxley Section 404 Internal Control requirements and related independent registered public accountant assessment.

Business insurance claim.  We filed business interruption claims with our insurance carrier following a July 2004 fire in the Robstown, Texas facility’s waste treatment building. During 2005, we received partial payments of $860,000 for revenue lost, and $315,000 of reimbursed expenses due to the fire.

Interest income and expense.  Interest income is earned on cash balances, short-term investments and notes receivable and is a function of prevailing market rates and balances. In 2005, we earned $564,000 of interest income as compared with $203,000 in 2004. This increase was due to a higher average of cash and short-term investment as well as a general increase in interest rate yields in 2005 as compared to 2004. Interest expense for 2005 was $173,000, a decrease from $194,000 in 2004. The primary cause of this decrease was the pay down and ultimate payoff of a term loan in late 2005.

Gain on litigation settlement:  We applied to the State of Nebraska to construct and operate a LLRW disposal facility under contract to the CIC. Following the license denial by the State of Nebraska, the CIC, us and certain nuclear power utilities sued the State of Nebraska for monetary damages. In September 2002, the federal district court awarded the plaintiffs $153 million in damages, including approximately $12 million to us based on our past contributions to the project and pre-judgment interest. Based on an August 2004 settlement between State of Nebraska and the CIC, the State of Nebraska paid the CIC $154 million. We received $11.8 million in August 2005 fully settling our claim and resulting in a gain of $5.3 million.

Other income (expense).  Other income (expense) is used to record business activities that are not a part of our current year ordinary and usual revenue and expenses. The following table summarizes these transactions outside the normal business scope.

	2005	2004
	$s in thousands

Royalty payments	$85	$85
Gain (loss) on sale and rent of property rights	(75)	23
Other	3	(53)
Data services sold	—	44

	$13	$99

Income tax expense.  Our effective income tax rates were 38.5% and (65.3)% in 2005 and 2004, respectively. At December 31, 2005, we had approximately $9.7 million in net deferred tax assets for income tax purposes, of which approximately $2.3 million of state tax benefits were not expected to be utilized and for which a valuation allowance remained. Approximately $19.9 million of Federal NOLs were available to us as of December 31, 2005.

Until the June 2004 sale of the discontinued Oak Ridge Processing Facility, uncertainties about future income and disposition of the facility’s assets limited the reliability of estimates on potential future use of NOLs. Following the June 2004 sale, management determined that most of our deferred tax assets would likely be utilized prior to expiration and recorded a $14.1 million reduction in the valuation allowance for the year ended December 31, 2004.

Liquidity and Capital Resources

Our principal source of cash is from our operations, which produced an average of over $5 million a quarter in cash flow over the past three years. The $9.9 million in cash and short-term investments at December 31, 2006 was comprised of short-term investments of $6.1 million and cash available for operations of $3.8 million.

We have a $15 million unsecured line-of-credit agreement that matures in June 2008 to supplement daily working capital on an as-needed basis. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread. We have a standby letter of credit to support our closure and post-closure obligation of $5 million that expires in September 2007. At December 31, 2006, we had borrowing capacity of $10 million after deducting the outstanding letter of credit, with no borrowings outstanding.

We believe that cash on hand and cash flow from operations, augmented if needed by periodic borrowings under the line of credit, will be sufficient to meet our cash needs during the next 12 months.

Operating Activities.  For 2006, cash provided by operating activities was $20.7 million. This was primarily attributable to net income of $15.9 million, utilization of deferred tax assets and income tax receivable totaling $7.3 million, an increase in accounts payable and accrued liabilities of $1.6 million and a decrease in other assets. These amounts were partially offset by increases in accounts receivable (net of the increase in deferred revenue) of $11.6 million, a decrease in accrued salaries and benefits of $606,000 and payments on our closure post-closure obligations. During 2006, we utilized $17.4 million of our NOLs, resulting in a reduction of our deferred tax assets. As of December 31, 2006 we had approximately $2.5 million in NOLs remaining. This will result in an increased use of cash to pay future tax obligations. Increases in accounts payable and accrued liabilities reflect increased business activity and timing of payments. Decreases in other assets reflect prepaid transportation and insurance. Increases in accounts receivable were attributable to revenue growth. Honeywell represented approximately 49% of our outstanding trade accounts receivable balance at December 31, 2006. Due to the size of the Honeywell contract and its extended payment terms, our average days outstanding for receivables increased in 2006 as compared to 2005.

For 2005, net cash provided by operating activities was $20.2 million. This was primarily attributable to net income of $15.4 million, utilization of deferred tax assets and income tax receivable totaling $7.1 million, an increase in accounts payable and accrued liabilities of $3.3 million and an increase in accrued salaries and benefits of $616,000. These amounts were partially offset by increases in accounts receivable (net of the increase in deferred revenue) of $4.1 million, increases in other assets and payments on our closure post-closure obligations. Use of NOLs in 2005 resulted in a reduction of our deferred tax assets. Increases in accounts payable and accrued liabilities reflect timing of payments and a $3.5 million pre-payment deposit made by Honeywell under the Jersey City, New Jersey clean-up contract. The increase in accrued salaries and benefits was a result of increased incentive compensation earned during 2005, but not paid until 2006. The increase in accounts receivable was attributable to revenue growth in 2005 over 2004. Increases in other assets resulted from the use of prepaid services for the Honeywell project.

For 2004, net cash provided by operating activities was $23.1 million and was primarily attributable to net income of $23.4 million, decreases in accounts receivable and an increase in accounts payable and accrued liabilities.

Investing Activities.  For 2006, net cash used in investing activities was $13.8 million. Primary uses of cash were capital expenditures of $19.8 million of which $11.9 million was used to purchase additional gondola rail cars, $1.9 million to construct a second rail transfer station and additional rail track at our Grand View, Idaho facility and $2.0 million to construct a new rail transfer station near our Robstown, Texas facility. During 2006, we funded

$4.5 million to a trust account securing our closure post-closure financial assurance obligations at our non-operating facilities. Net short-term investment activity provided $10.4 million in cash during 2006.

For 2005, net cash used in investing activities was $11.2 million. Primary uses of cash were $19.4 million in capital expenditures of which $5.5 million was used to purchase gondola rail cars, $4.2 million to construct landfill space at our Grand View, Idaho facility and $3.3 million to construct a new treatment building at our Robstown, Texas facility. We also placed $4.8 million in short-term investments. In 2005, we received $11.8 million in litigation settlement proceeds from the State of Nebraska and $1.2 million from our insurance carrier for assets lost in the July 2004 fire at our Robstown, Texas facility.

For 2004, net cash used in investing activities was $14.9 million which includes $10.9 million in short-term investments. Capital expenditures totaled $4.4 million, primarily for expanded disposal capacity at the Robstown, Texas facility and for pavement of a county road linking our Grand View, Idaho rail transfer station and disposal facility.

Financing Activities.  For 2006, net cash used in financing activities was $6.8 million. During 2006, we declared and paid a quarterly dividend, paying out $10.8 million to our stockholders. We received $2.0 million from the exercise of stock options and a $2.0 million tax benefit from the exercise of non-qualified stock options and disqualifying dispositions of stock acquired through incentive stock options.

For 2005, net cash used in financing activities was $7.5 million. This was comprised of $5.3 million in dividend payments to our stockholders and the repayment of $4.2 million of term debt. We also received $1.3 million in proceeds from the exercise of stock options and received $767,000 in tax benefits from the exercise of non-qualified stock options and disqualifying dispositions of stock acquired through incentive stock options.

For 2004, net cash used in financing activities was $9.7 million. We used $5.5 million to redeem a warrant to purchase 1,349,843 shares of common stock at $1.50 per share. The warrant was issued in 1998 to a former lender as part of a debt restructuring agreement. We also paid dividends to our stockholders totaling $4.3 million and made payments on our term debt of $1.5 million.

Discontinued Operations — On June 30, 2004, we transferred $2.1 million in property and $1.7 million in cash representing substantially all the assets and liabilities of our discontinued Oak Ridge Tennessee processing operations to Toxco in exchange for Toxco’s assumption of $4.6 million of closure and other liabilities. We recorded a $930,000 gain on the sale which is included as a gain from discontinued operations in the consolidated statements of operations. Net cash outflows from the discontinued processing operations were approximately $3.1 million during 2004.

Contractual Obligations and Guarantees

Contractual Obligations

AEC’s contractual obligations at December 31, 2006 mature as follows:

	Payments Due by Period
		1 Year			More than
	Total	or Less	2-3 Years	4-5 Years	5 Years
	$s in thousands

Closure and post-closure obligations(1)	$127,532	$715	$5,399	$689	$120,729
Operating lease commitments	7,926	3,090	3,697	918	221
Capital lease obligation	35	8	16	11	—

Total contractual obligations	$135,493	$3,813	$9,112	$1,618	$120,950

(1)	For the purposes of the Contractual Obligations table above, our closure and post-closure obligations are shown on an undiscounted basis and inflated using and estimated inflation rate of 2.6% per year. Cash payments for closure and post-closure obligation extend to the year 2104.

Guarantees

We enter into a wide range of indemnification arrangements, guarantees and assurances in the ordinary course of business, and have evaluated agreements that contain guarantees and indemnification clauses in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These include tort indemnities, tax indemnities, indemnities against third-party claims arising out of arrangements to provide services to us and indemnities related to the sale of our securities. Also, our governance documents indemnify individuals made party to any suit or proceeding if that individual was acting as an officer or director of AEC or was serving at the request of AEC or any of its subsidiaries during his or her tenure as a director or officer. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries for the satisfaction of performance obligations, including closure and post-closure financial assurances. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, we are not currently aware of any material liabilities arising from them.

Environmental Matters

We maintain reserves and insurance policies for costs associated with future closure and post-closure obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on independent engineering evaluations and interpretations of current regulatory requirements which are periodically updated. Accounting for closure and post-closure costs includes final disposal unit capping, and soil and groundwater monitoring and routine maintenance and surveillance costs required after a site is properly closed.

We estimate that our future closure and post-closure costs for all facilities was approximately $128 million at December 31, 2006, with a median payment year of 2055. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to include the effects of existing technology, enacted laws and regulations and other economic factors. These current costs are adjusted for anticipated inflation or cost of living rates, which we assumed to be 2.6% as of December 31, 2006. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate which approximates our current incremental borrowing rate. At December 31, 2006, our weighted-average credit-adjusted risk-free interest rate was 8.2%. For financial reporting purposes, our recorded closure and post-closure obligations were $12.8 million, $11.7 million and $11.6 million for 2006, 2005 and 2004, respectively.

Through December 31, 2006, we have met our financial assurance requirements through insurance and self-funded restricted trusts. Our current closure and post-closure policies were renewed in December 2005 and expire in December 2008. This renewal required us to self-fund $4.5 million of closure and post-closure obligation for non-operating sites subject to approval by the regulatory agencies. During 2006, the regulatory agencies approved the use of the self-funded trust agreements in place of insurance policies. As a result, the non-operating site insurance policies were cancelled during 2006.

Another condition of the renewal was to provide collateral equal to 15% of the insurance policy limits for our operating sites’ closure and post-closure obligations through the remainder of the policy term. As of December 31, 2006, we have issued $5.0 million in letters of credit to satisfy the collateral requirement on the financial assurance insurance policies with limits of approximately $26.7 million for operating sites. Depending on the level of financial assurance required in 2007 for our operating sites, we expect that the $5.0 million in outstanding letters of credit will be reduced.

While we expect to renew these policies in the future, if we are unable to obtain adequate closure, post-closure or environmental insurance in future years, any partial or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.

We believe that undertaking our environmental obligations will not have a material adverse effect on our financial condition or results of operations. Operation of disposal facilities creates operational, closure and post-closure obligations that could result in unplanned monitoring and corrective action costs. We cannot predict the likelihood or effect of all such costs, new laws or regulations, litigation or other future events affecting our facilities.

Seasonal Effects

Market conditions generally have a larger effect on revenue than does seasonality. Operating revenue is generally lower in the winter months, however, and increases when short-term, weather-influenced clean-up projects are most frequently undertaken. While large, multi-year clean-up projects tend to continue in winter months, the volume of waste shipped for disposal may decrease due to weather.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates included in our critical accounting policies discussed below and those accounting policies and use of estimates discussed in Notes 2 and 3 to our consolidated financial statements. We base our estimates on historical experience and on various assumptions and other factors we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We make adjustments to judgments and estimates based on current facts and circumstances on an ongoing basis. Historically, actual results have not significantly deviated from those determined using the estimates described below or in Notes 2 and 3 to the consolidated financial statements. However, actual amounts could differ materially from those estimated at the time the consolidated financial statements are prepared.

We believe the following critical accounting policies are important to understand our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste disposal revenue, 2) waste treatment revenue and 3) waste transportation services. Waste treatment and disposal revenue result primarily from fees charged to customers for treatment and/or disposal services. Transportation revenue results from fees charged to customers for the cost of delivering waste in possession of a customer to one of our disposal facilities for treatment and/or disposal. Revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized as services are performed and the waste is disposed of in our landfills. Burial fees collected from customers and paid to the respective states are not included in revenue. Revenue and associated cost from waste that have been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which sets and regulates rates for its disposal of LLRW. Annual revenue levels are established based on an agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on disposal volumes and radioactivity projections submitted by us and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund the excess collections to facility users on a pro-rata basis. Our current rate agreement expires in 2007. A new rate agreement is expected to be in place for 2008 rates.

Disposal Facility Accounting

In general terms, a cell development asset exists for the cost of building usable disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space is filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

•	Personnel and equipment costs incurred to construct new disposal cells are identified and capitalized as a cell development asset.

•	The cell development asset is depreciated as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping filled disposal cells.

•	The closure liability is the present value of a current cost estimate prepared by an independent engineering firm or internal analysis of the costs to close, maintain and monitor disposal cells. We estimate payment timing based on expected annual airspace consumption and then accrete the current cost estimate by an estimated inflation rate, estimated at December 31, 2006 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate at the time the obligation was established back to its present value. Our credit-adjusted risk-free interest rate approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2006 approximated 8.2%. Final closure and post-closure monitoring obligations are currently estimated as being paid through 2104. During 2006, we updated several of our assumptions. This included the estimated cost of closing active cells at our Idaho, Texas and Nevada facilities due to increased disposal projections, the estimated year in which our Idaho and Texas sites will ultimately be closed and post-closure monitoring will begin based on state authorizations of property intended for future disposal cell development, and a change in estimated inflation rates to more closely align these estimates with growth in the United States Gross Domestic Product. These changes resulted in a net increase to our closure post-closure obligation of $1.2 million, an increase of $1.1 million in retirement asset and $100,000 being expensed as other direct costs.

Share Based Payments

We grant stock options to purchase our common stock to certain employees under the 1992 Employee Stock Option Plan. We also grant directors and certain employees restricted stock awards under the 2005 Director Stock Plan and the 2006 Employee Stock Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised SFAS No. 123 (SFAS 123 R), Share-Based Payment, which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123 R and, therefore, have not restated our results for prior periods. The valuation provisions of SFAS 123 R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123 R for the year ended December 31, 2006 was $392,400.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

SFAS 123 R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach using SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. Deferred tax assets are required to be evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires management’s judgment and the use of estimates. During 2003, we did not have tax or book income due to the write-off of the Ward Valley facility development asset and did not utilize the deferred tax asset. In evaluating the $24.3 million of deferred tax assets, we determined that a valuation account totaling $15.9 million was required. At June 30, 2004, we reassessed the valuation allowance based on the sale of our Oak Ridge assets, 2004 year-to-date pretax income and projections of continued profitability, and reversed $14.1 million of the valuation allowance. This resulted in a tax benefit approximating $8.8 million. As of December 31, 2006, we have net deferred tax assets totaling $5.3 million which are net of a $2.3 million valuation allowance. Such valuation allowance relates to state NOLs that we do not expect to utilize prior to their expiration.

Litigation

We have been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. During 2003, we recorded a $21.0 million loss following an adverse trial court ruling in California that cast significant doubt on our ability to recover our investment in the formerly proposed Ward Valley LLRW disposal site. Conversely, until August 2005 we held a $6.5 million deferred site development asset for a share of the monetary damages specified in an August 2004 settlement agreement between the Central Interstate Compact Commission (“CIC”) and the State of Nebraska. In August 2005, the State of Nebraska paid the CIC and the CIC paid us $11.8 million fully resolving our claim. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances. As of December 31, 2006, we are not aware of any legal actions, asserted or unasserted, against us that would be material to the consolidated financial statements.

Accounting for the 2004 Texas Fire

On July 1, 2004, a fire in the Robstown, Texas facility’s waste treatment building resulted in a property claim for property and equipment damage as well as lost revenue from business interruption. As a result, we recognized an impairment charge of $679,000 for the book value of assets damaged in the fire and recognized $905,000 of property insurance proceeds in 2004. During 2006, we reached final settlement on our business interruption insurance claim. The total claim was for approximately $2.1 million of which we had previously recognized $1.3 million in our statement of operations. The remaining $704,000, after deducting approximately $34,000 in additional expenses related to the claim preparation, was recognized in our statement of operations in 2006. As of September 30, 2006, we had collected the full settlement amount from the insurance company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. AEC operates through wholly-owned subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading or any other purposes, and we also do not enter into transactions denominated in currencies other than the U.S. Dollar.

We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2006, approximately $9.9 million was held in cash or short-term investments at terms ranging from overnight to forty-five days. Together, these items earned interest at approximately 5% and comprised 10% of assets. We have no debt obligations subject to interest rate risk except for our available credit facility which bears a variable interest rate of LIBOR plus an applicable margin.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Ecology Corporation and subsidiaries as of December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Ecology Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed an unqualified opinion thereon.

MOSS ADAMS LLP

Los Angeles, California
March 9, 2007

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	$s in thousands,
	except per share amounts

ASSETS
Current Assets:
Cash and cash equivalents	$3,775	$3,641
Short-term investments	6,120	16,214
Receivables, net	27,692	13,730
Prepaid expenses and other current assets	2,639	3,110
Income tax receivable	650	1,248
Deferred income taxes	2,166	6,714

Total current assets	43,042	44,657
Property and equipment, net	55,460	40,896
Restricted cash	4,691	84
Deferred income taxes	848	3,021
Other assets	—	738

Total assets	$104,041	$89,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$—
Accounts payable	6,866	3,665
Deferred revenue	3,612	1,261
Accrued liabilities	3,544	3,036
Accrued salaries and benefits	1,943	2,549
Customer advances	1,866	1,535
Current portion of closure and post-closure obligations	656	1,127
Current portion of long-term debt	6	—

Total current liabilities	18,493	13,173
Long-term closure and post-closure obligations	12,160	10,560
Long-term debt	24	—
Other long-term liabilities	9	1,777

Total liabilities	30,686	25,510
Contingencies and commitments
Stockholders’ Equity
Common stock $0.01 par value, 50,000 authorized; 18,174 and 17,742 shares issued and outstanding, respectively	182	177
Additional paid-in capital	57,532	53,140
Retained earnings	15,641	10,569

Total stockholders’ equity	73,355	63,886

Total liabilities and stockholders’ equity	$104,041	$89,396

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	2006	2005	2004
	$s in thousands, except per share amounts

Revenue	$116,838	$79,387	$54,167
Transportation costs	47,829	22,302	10,124
Other direct operating costs	32,420	26,048	20,773

Gross profit	36,589	31,037	23,270
Selling, general and administrative expenses	12,835	12,506	10,553
Business interruption insurance claim	(704)	(901)	(431)

Operating income	24,458	19,432	13,148
Other income (expense):
Interest income	831	564	203
Interest expense	(8)	(173)	(194)
Fire related property insurance claims, net of impairment	—	(49)	275
Gain on litigation settlement	—	5,327	—
Other	587	13	99

Income from continuing operations before income tax	25,868	25,114	13,531
Income tax expense (benefit)	9,979	9,676	(8,832)

Net income from continuing operations	15,889	15,438	22,363
Income from discontinued operations (net of tax of $0)	—	—	1,047

Net income	$15,889	$15,438	$23,410

Earnings per share — basic:
Continuing operations	$0.88	$0.88	$1.30
Discontinued operations	$—	$—	$0.06

Net income	$0.88	$0.88	$1.36

Earnings per share — diluted:
Continuing operations	$0.87	$0.86	$1.26
Discontinued operations	$—	$—	$0.06

Net income	$0.87	$0.86	$1.32

Shares used in earnings per share calculation:
Basic	18,071	17,570	17,226
Diluted	18,202	17,950	17,726
Dividends paid per share	$0.60	$0.30	$0.25

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
		$s in thousands

Cash Flows From Operating Activities:
Net income	$15,889	$15,438	$23,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,093	6,775	5,957
Gain from discontinued operations	—	—	(1,047)
Net (gain) loss on sale of property and equipment	(167)	123	70
Gain on settlement of litigation	—	(5,327)	—
Impairment of long-lived assets	—	—	679
Deferred income taxes	6,721	8,166	(9,617)
Stock-based compensation expense	392	106	29
Accretion of interest income	(333)	(399)	(49)
Changes in assets and liabilities:
Receivables	(13,962)	(4,610)	2,348
Other assets	1,207	(2,063)	(262)
Closure and post-closure obligations	(1,051)	(1,400)	(526)
Income tax receivable	598	(1,063)	(183)
Deferred revenue	2,351	537	227
Accrued salaries and benefits	(606)	616	802
Accounts payable and accrued liabilities	1,581	3,253	1,266

Net cash provided by operating activities	20,713	20,152	23,104
Cash Flows From Investing Activities:
Purchases of short-term investments	(32,482)	(65,521)	(27,025)
Purchases of property and equipment	(19,758)	(19,431)	(4,369)
Restricted cash	(4,607)	(2)	88
Maturities of short-term investments	42,909	60,673	16,107
Proceeds from sale of property and equipment	175	1,265	258
Proceeds from litigation settlement	—	11,805	—

Net cash used in investing activities	(13,763)	(11,211)	(14,941)
Cash Flows From Financing Activities:
Dividends paid	(10,817)	(5,291)	(4,345)
Payment of indebtedness	(4)	(4,191)	(1,484)
Warrants purchased and canceled	—	—	(5,500)
Proceeds from stock option exercises	2,003	1,255	1,032
Tax benefit of common stock options	2,002	767	634

Net cash used in financing activities	(6,816)	(7,460)	(9,663)
Increase (Decrease) in cash and cash equivalents	134	1,481	(1,500)
Net cash used by discontinued operations — operating activities	—	—	(1,304)
Net cash used by discontinued operations — investing activities	—	—	(1,650)
Net cash used by discontinued operations — financing activities	—	—	(60)
Cash and cash equivalents at beginning of period	3,641	2,160	6,674

Cash and cash equivalents at end of period	$3,775	$3,641	$2,160

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Additional
	Shares	Par Value	Paid-In	Retained	Total
	Outstanding	Common Stock	Capital	Earnings	Equity
	$s in thousands

Balance 12-31-2003	17,033,118	$170	$54,824	$(18,643)	$36,351
Net income		—	—	23,410	23,410
Dividend paid		—	—	(4,345)	(4,345)
Purchase of warrant		—	(5,500)	—	(5,500)
Stock option exercises	362,573	4	1,028	—	1,032
Tax benefit of common stock options		—	634	—	634
Stock-based compensation	2,803	—	29		29

Balance 12-31-2004	17,398,494	174	51,015	422	51,611
Net income		—	—	15,438	15,438
Dividend paid		—	—	(5,291)	(5,291)
Stock option exercises	328,888	3	1,252	—	1,255
Tax benefit of common stock options		—	767	—	767
Stock-based compensation	338	—	106	—	106
Issuance of restricted common stock	14,700	—	—	—	—

Balance 12-31-2005	17,742,420	177	53,140	10,569	63,886
Net income		—	—	15,889	15,889
Dividend paid		—	—	(10,817)	(10,817)
Stock option exercises	421,420	5	1,998	—	2,003
Tax benefit of common stock options		—	2,002	—	2,002
Stock-based compensation	—	—	392	—	392
Issuance of restricted common stock	10,200	—	—	—	—

Balance 12-31-2006	18,174,040	$182	$57,532	$15,641	$73,355

The accompanying notes are an integral part of these financial statements

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS

American Ecology Corporation, through its subsidiaries provides radioactive, hazardous and industrial waste management services to commercial and government entities, such as refineries and chemical production facilities, electric utilities, manufacturers, steel mills, medical and academic institutions. We are headquartered in Boise, Idaho. Throughout these financial statements words such as “we,” “us,” “our,” “AEC” and the “Company” refer to American Ecology Corporation and its subsidiaries.

Our principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas L.P., a Texas Limited Partnership; US Ecology Washington, Inc., a Delaware corporation; and US Ecology Idaho, Inc., a Delaware corporation.

We operate within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. Prior to December 27, 2002, we operated a LLRW Processing and Field Services business. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and LLRW, naturally occurring and accelerator produced radioactive materials (“NORM/NARM”) and LARM. The Operating Disposal Facilities segment includes our hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas, and our LLRW and NORM/NARM disposal facility in Richland, Washington.

The Non-Operating Disposal Facilities segment includes our closed hazardous waste disposal, processing, and deep-well injection facilities located in Sheffield, Illinois; Bruneau, Idaho; Beatty, Nevada; and Winona, Texas. We currently incur costs for remediation and long-term monitoring and maintenance at our closed facilities. Two formerly proposed disposal facilities located in Butte, Nebraska and Ward Valley, California were involved in litigation that has been completed.

The Oak Ridge Processing and Field Services segment previously aggregated, volume-reduced and performed remediation and contamination removal services primarily for nuclear power plants. These operations are included in the results of discontinued operations.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying financial statements are prepared on a consolidated basis. All significant inter-company balances and transactions have been eliminated in consolidation. Our year-end is December 31.

Cash and Cash Equivalents.  Cash and cash equivalents consist primarily of cash on deposit, money market accounts, and short-term investments with original maturities of 30 days or less.

Short-Term Investments.  Short-term investments of $6.1 million at December 31, 2006 shown as a current asset in the accompanying consolidated balance sheet consist of investments in quasi-governmental institutions such as the Federal Home Loan Bank, or investment in high-quality commercial paper. The investments are classified as available for sale and held at amortized cost, which approximates their fair value. The investments have a maximum maturity of three months. Our investment policy allows for maturities up to two years and a wide range of investment rated debt.

Financial Instruments.  The recorded amounts of cash and cash equivalents, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments.

Receivables.  Receivables are stated at an amount management expects to collect. Based on management’s assessment of the credit history of the customers having outstanding balances, management has concluded that potential unreserved future losses on balances outstanding at year-end will not be material.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste disposal revenue, 2) waste treatment revenue and 3) waste transportation services. Waste treatment and disposal revenue result primarily from fees charged to customers for treatment and/or disposal services. Transportation revenue results from fees charged to customers for the cost of delivering waste in possession of a customer to one of our disposal facilities for treatment and/or disposal. Revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized as services are performed and the waste is disposed of in our landfills. Burial fees collected from customers and paid to the respective states are not included in revenue. Revenue and associated cost from waste that have been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which sets and regulates rates for its disposal of LLRW. Annual revenue levels are established based on an agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on disposal volumes and radioactivity projections submitted by us and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund the excess collections to facility users on a pro-rata basis.

Unbilled Receivables.  Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers, and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2006 were billed in the following month.

Deferred revenue.  Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property, Plant and Equipment.  Property plant and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when the useful life has been exhausted. Minor components and parts are expensed as incurred. During 2006, 2005 and 2004, maintenance and repair expenses charged to continuing operations were $1,692, $2,011, and $1,009, respectively.

We assume no salvage value for our depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Vehicles and other equipment	3 to 10
Disposal facility and equipment	3 to 20
Buildings and improvement	5 to 40
Railcars	40

Disposal Cell Accounting.  Qualified disposal cell development costs are recorded and capitalized at cost. Capitalized cell development costs, net of recorded amortization, are added to estimated future costs of the permitted disposal cell to be incurred over the remaining construction of the cell to determine the amount to be amortized over the remaining estimated cell life. Estimated future costs are developed using input from independent engineers and internal technical and accounting managers. We review these estimates at least annually. Amortization is recorded on a unit of consumption basis, typically applying cost as a rate per cubic yard. Disposal facility costs are expected to be fully amortized upon final closure of the facility, as no salvage value applies. Costs associated with ongoing disposal operations are charged to expense as incurred.

We have material financial commitments for closure and post-closure obligations for facilities we own or operate. We estimate future cost requirements for closure and post-closure monitoring based on Resource Conservation and Recovery Act (“RCRA”), and conforming state requirements and facility permits. RCRA

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires that companies provide the responsible regulatory agency an acceptable financial assurance for closure and post-closure monitoring of each facility for 30 years following closure. Estimates for final closure and post-closure costs are developed using input from our technical and accounting managers and are reviewed by management at least once per year. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations during the required post-closure monitoring period. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which established standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. We apply these standards in accounting for our asset retirement obligations. In accordance with SFAS 143, the present value of the estimated closure and post-closure costs are accreted using the interest method of allocation to other direct costs in our consolidated statement of operations so that 100% of the future cost has been incurred at the time of payment.

We have historically been successful in receiving timely approvals for proposed disposal facility expansions; however, there can be no assurance that we will be successful in obtaining future expansion approvals. In some cases, we may be unsuccessful in obtaining an expansion permit modification or we may determine that such a permit modification previously considered probable is no longer probable. Our operations and accounting managers review the estimates and assumptions used in developing this information at least annually, and we believe such estimates are reasonable. If such estimates prove to be incorrect, the costs incurred in the pursuit of a denied expansion permit would be charged against earnings. Additionally, the disposal facility’s future operations would reflect lower profitability due to expenses relating to the decrease in life, or impairment of the facility.

Impairment of Long-lived assets.  Long-lived assets consist primarily of property and equipment, facility development costs and deferred site development costs. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of possible impairment, such as current operating losses, we will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations over the remaining amortization period. If an impairment loss exists, the carrying amount of the related long-lived assets is reduced to its estimated fair value based upon discounted cash flows from operations. During 2004, we recognized a charge of $679,000 for assets impaired in a fire at our Robstown, Texas facility.

Income taxes.  Income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Insurance.  We are self-insured for health-care coverage of employees. Stop-loss insurance is carried, which assumes liability for claims in excess of $100,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage amounted to $170,000 and $163,000 at December 31, 2006 and 2005, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant’s environmental liability subject to a $100,000 self-insured retention.

Earnings per share.  Basic earnings per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Potential common shares that would increase earnings per share or decrease loss per share are antidilutive and are excluded from earnings per share computations. Earnings per share is computed separately for each period presented.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.  Reclassifications have been made to our prior year consolidated balance sheet and consolidated statements of cash flows in order to conform to the current year presentation. Reclassifications in the 2005 Consolidated Balance Sheet include the disclosure in a separate line item for restricted cash and to move unearned restricted stock compensation from prepaid expenses and other current assets to additional paid-in capital. Reclassifications in the 2005 and 2004 Consolidated Statements of Cash Flows include disclosure for purchases and maturities of short-term investments, the movement of the tax benefits related to stock options exercises from an operating activity to a financing activity and to adjust for non-cash capital expenditures held in accounts payable and non-cash asset additions related to our asset retirement obligation. We believe these reclassifications, individually or in aggregate, are not material to the consolidated financial statements taken as a whole.

New and Recently Issued Accounting Pronouncements.

SFAS 123 R.  In December 2004, the FASB issued SFAS No. 123. SFAS 123 R replaces SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Adoption of SFAS 123 R requires us to record a non-cash expense for our stock compensation plans using the fair value method. SFAS 123 R was effective for us on January 1, 2006. The impact on the consolidated financial statements of the adoption of SFAS 123 R is discussed further in Note 13 — Equity to the Consolidated Financial Statements.

SFAS 154.  In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005 and was effective for us beginning on January 1, 2006. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

EITF 04-13.  In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a non-monetary transaction within the scope of APB No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Our adoption of EITF 04-13 as of April 1, 2006 did not have a material effect on our consolidated financial statements.

EITF 06-3.  In June 2006, the EITF issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We do not believe the adoption of EITF 06-3 will have a material impact to our consolidated financial statements.

FIN 48.  In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact to our consolidated financial statements.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this statement will have on our consolidated financial statements.

SAB 108.  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

FSP EITF 00-19-2.  In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Listed below are the estimates and assumptions that management considers to be significant in the preparation of its financial statements.

•	Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

•	Recovery of Long-Lived Assets — We evaluate the recovery of our long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

•	Income Taxes — We assume the deductibility of certain costs in our income tax filings, estimate our state income tax rate and estimate the future recovery of deferred tax assets.

•	Legal Accruals — We estimate the amount of potential exposure we may have with respect to litigation, claims and assessments.

•	Disposal Cell Development and Final Closure/Post-Closure Amortization — We expense amounts for disposal cell usage and final closure and post-closure costs for each cubic yard of waste buried at our disposal facilities. In determining the amount to expense for each cubic yard of waste buried, we estimate the cost to develop each disposal cell and the final closure and post-closure costs for each disposal cell. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third party engineering consultants, and our internal operations and accounting managers. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. As it relates to estimates and assumptions in amortization rates and environmental remediation liabilities, significant engineering, operations and accounting judgments are required. We review these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions will not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations, changes in future operational plans and inherent imprecision associated with estimating environmental matters far into the future.

NOTE 4.	CONCENTRATIONS AND CREDIT RISK

Major Customers.  The following customers accounted for more than 10% of revenue during any of the three years ending December 31:

	Percent of Revenue
Customer	2006	2005	2004

Honeywell International, Inc.	38%	9%	—
U.S. Army Corps of Engineers	10%	27%	31%

The following customers had receivable balances of more than 10% of our total trade receivables as of December 31:

Customer	2006	2005

Honeywell International, Inc.	49%	13%
U.S. Army Corps of Engineers	3%	19%

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk Concentration.  We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all of the balances are uninsured and are not used as collateral for other obligations. Short-term investments are quasi-governmental debt obligations, such as the Federal Home Loan Bank, currently with a maximum maturity of approximately 30 days. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from the USACE and Honeywell International, Inc. for which significant credit risk exists, although mitigated due to the USACE being a Federal Agency, and through the use of cash advances from Honeywell International, Inc. Typically, we have not required customers to provide collateral for such obligations.

Labor Concentrations.  As of December 31, 2006, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 11 employees at our Richland facility. Our 215 other employees do not belong to a union.

NOTE 5.	SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2006 and 2005 were as follows:

	2006	2005
	$s in thousands

Fixed maturity securities
Commercial paper	$4,122	$—
Federal Home Loan	1,998	7,041
Fannie Mae	—	7,157
Freddie Mac	—	2,016

Total	$6,120	$16,214

NOTE 6.	RECEIVABLES

Receivables at December 31, 2006 and 2005 were as follows:

	2006	2005
	$s in thousands

Trade	$27,536	$13,614
Unbilled revenue	237	107
Insurance	—	157
Other	29	—

	27,802	13,878
Allowance for doubtful accounts	(110)	(148)

	$27,692	$13,730

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance, as a general company policy, is increased by a monthly accrual equal to approximately

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1/2% of sales. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience:

		Charged
	Balance at	(Credited) to	Recoveries
	Beginning of	Costs and	(Deductions/	Balance at
	Period	Expenses	Write-offs)	End of Period
	$s in thousands

Allowance for Doubtful Accounts
Year ended December 31, 2006	$148	$(145)	$107	$110
Year ended December 31, 2005	215	160	(227)	148
Year ended December 31, 2004	606	(324)	(67)	215

NOTE 7.	PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005, were as follows:

	2006	2005
	$s in thousands

Cell development costs	$28,366	$25,857
Land and improvements	8,816	8,307
Buildings and improvements	18,264	15,866
Railcars	17,375	5,467
Vehicles and other equipment	17,479	17,585
Construction in progress	5,590	2,805

	95,890	75,887
Accumulated depreciation and amortization	(40,430)	(34,991)

	$55,460	$40,896

Depreciation expense was $7.0 million, $5.7 million and $4.9 million for 2006, 2005 and 2004, respectively.

NOTE 8.	EMPLOYEE BENEFIT PLANS

We maintain the American Ecology Corporation 401(k) Savings Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees. Participants may contribute a percentage of salary up to the IRS limitations. We contribute a matching contribution equal to 55% of participant contributions up to 6% of compensation. We contributed in 2006, 2005 and 2004 matching contributions to the Plan of $241,000, $221,000 and $193,000, respectively.

NOTE 9.	CLOSURE AND POST-CLOSURE OBLIGATION

Accrued closure and post-closure liability represents the expected future costs, including corrective actions and remediation, associated with closure and post-closure of our operating and non-operating disposal facilities. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated, consistent with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not presently bear significant financial responsibility for closure and post-closure monitoring of the disposal facilities located on state-owned land at Beatty, Nevada or state-leased federal land at Richland, Washington. The States of Nevada and Washington collect fees from a portion of the disposal charges on a quarterly basis from us. Such fees are deposited in dedicated, state-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the states and are based upon engineering cost estimates set by the states.

We apply SFAS 143 to account for our asset retirement obligations. SFAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. This obligation is valued on our best estimates of current costs and current estimated closure cost taking into account current technology, laws and regulations. These cost estimates are increased by an estimated inflation rate and discounted back to present value using our credit-adjusted risk-free interest rate. At December 31, 2006, our estimated inflation rate approximated 2.6% and our weighted-average credit-adjusted risk-free interest rate was 8.2%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

Changes to reported closure and post-closure obligations were as follows:

	2006	2005
	$s in thousands

Beginning obligation	$11,687	$11,627
Accretion expense	1,074	1,078
Payments	(1,148)	(2,057)
Adjustments	1,203	1,039

Ending obligation	$12,816	$11,687
Less current portion	(656)	(1,127)

Long-term portion	$12,160	$10,560

The adjustment of obligation is a change in the expected timing of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments in 2006 were: (1) a $2.6 million increase to the obligation as a result of increasing our expected inflation rate to 2.6%, (2) a $1.3 million increase to the obligation for the acceleration of expected closure costs on active disposal cells resulting from higher amounts of waste disposed of during the year, (3) an $816,000 increase to the obligation as a result of increasing our estimated costs to close active disposal cells and (4) a $3.5 million decrease to the obligation resulting from the addition of land approved by the state for future disposal cell development that extended the dates that site closure and post-closure costs are expected to be paid.

The primary adjustments in 2005 were: (1) a $542,000 increase to the obligation for increased closure cost estimates at our Non-operating Winona Facility based on independent review of planned remediation activities and environmental monitoring, (2) a $339,000 increase to the obligation due to acceleration of expected closure costs on active disposal cells resulting from higher waste volumes disposed during the year and (3) a $137,000 increase to the obligation for actual costs exceeding previous estimates and (4) a $43,000 increase to the obligation for new assets at our operating facilities.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reported closure and post-closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31 as follows:

	2006	2005
	$s in thousands

Net closure and post-closure asset, beginning of year	$1,428	$1,238
Additions or adjustments to closure and post-closure asset	1,106	383
Amortization of closure post-closure asset	(166)	(193)

Net closure and post-closure asset, end of year	$2,368	$1,428

NOTE 10.	DEBT

Revolving Line of Credit

In December 2005, we increased our maximum available line of credit with Wells Fargo Bank to $15.0 million with a maturity date of June 15, 2008. The line of credit is unsecured. Monthly interest only payments are paid based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread. At December 31, 2006, the applicable interest rate on the line of credit was 6.9%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio, and a minimum fixed-charge coverage ratio that we are required to maintain. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, no other event or condition that upon notice or continuation would constitute an event of default and the payment of the dividend will not result in an event of default.

At December 31, 2006 and 2005, we had no amounts outstanding on the revolving line of credit. At December 31, 2006 and 2005, the availability under the line of credit was $10.0 million with $5.0 million of line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Long-term Debt

In 2002, we entered into a five-year, fully amortizing, $7.0 million term loan agreement with Wells Fargo Bank to substantially refinance our $8.5 million Idaho industrial revenue bond obligation. The term loan provided for a variable interest rate based upon the bank’s prime rate or an offshore rate plus an applicable margin that depended upon our performance. We pledged substantially all of our fixed assets at the Grand View, Idaho; Beatty, Nevada; Richland, Washington and Robstown, Texas hazardous and radioactive waste facilities as collateral. The term loan was cross-collateralized with our line of credit. In December 2005, we paid the remaining balance on the term loan with cash on hand.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	INCOME TAXES

The components of the income tax provision (benefit) were as follows:

	2006	2005	2004
	$s in thousands

Current:
U.S. Federal	$345	$331	$115
State	885	410	4

	1,230	741	119
Deferred:
U.S. Federal	8,444	8,291	(8,530)
State	305	644	(421)

	8,749	8,935	(8,951)

	$9,979	$9,676	$(8,832)

The following table reconciles between the effective income tax (benefit) rate and the applicable statutory federal and state income tax (benefit) rate:

	2006	2005	2004

Taxes computed at statutory rate	34.0%	34.0%	34.0%
Reversal of valuation allowance for deferred tax assets	—	—	(104.0)
State income taxes (net of federal) income tax benefit	3.0	3.0	3.0
Other	1.6	1.5	1.7

	38.6%	38.5%	(65.3)%

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2006	2005
	$s in thousands

Current deferred tax assets:
Net operating loss carry forward	$864	$6,104
Alternative minimum tax credit	791	—
Accruals, allowances and other	262	196
Environmental compliance and other site related costs	249	414

Total current deferred tax assets	$2,166	$6,714

Long-term deferred tax assets:
Net operating loss carry forward	$2,288	$3,008
Environmental compliance and other site related costs	2,329	2,410
Accruals, allowances and other	64	60
Alternative minimum tax credit	—	444

Total long-term deferred tax assets	4,681	5,922
Less: valuation allowance	(2,283)	(2,302)

Net long-term deferred tax assets	2,398	3,620
Long-term deferred tax liabilities:
Property and equipment	(1,550)	(599)

Net long-term deferred tax assets	$848	$3,021

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of acquired net operating loss carry forwards (“NOLs”) for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. During 2005, we reevaluated the deferred tax asset and determined that certain state tax benefits that we had believed to be usable would not be utilized, and increased the valuation allowance for these deferred tax assets by $498,000. At December 31, 2006 and 2005, we continued to maintain a valuation allowance for approximately $2.3 million in state tax benefits that are not expected to be utilizable prior to expiration. We have $2.5 million in Federal NOLs which are scheduled to expire in the year 2023.

NOTE 12.	CONTINGENCIES AND COMMITMENTS

Litigation

In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2006, we did not have any significant pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

Lease agreements primarily cover rail cars and office space. Future minimum lease payments as of December 31, 2006 were as follows:

$s in thousands

2007	$3,090
2008	1,933
2009	1,764
2010	765
2011	153
Thereafter	221

$7,926

Rental expense from continuing operations amounted to $2.5 million, $2.0 million and $2.1 million during 2006, 2005 and 2004, respectively.

NOTE 13.  EQUITY

Warrant

In February 2004, we paid $5.5 million to redeem and retire a warrant to purchase 1,349,843 shares of common stock at $1.50 a share. The warrant was issued in 1998 to our former primary bank as part of a debt restructuring agreement. The warrant redemption reduced our cash on hand and reduced additional paid in capital by a like amount, with no effect on the statement of operations.

Stock Options

We have two stock option plans, the 1992 Stock Option Plan for Employees (“the 1992 Employee Plan”) and the 1992 Director Stock Option Plan (“the 1992 Director Plan”). In March 2005, the Board of Directors cancelled the 1992 Director Plan except for the options then outstanding. These plans were developed to provide additional incentives through equity ownership in AEC and, as a result, encourage employees to contribute to our success. The following table summarizes our stock option plan activity for each of the years ended December 31:

	2006	2005	2004

Outstanding at beginning of period	567,320	913,708	1,266,281
Granted	166,000	7,500	65,000
Exercised	(421,420)	(328,888)	(362,573)
Cancelled or expired	(20,000)	(25,000)	(55,000)

Outstanding at end of period	291,900	567,320	913,708

Weighted average exercise price of options:
Beginning of period	$4.84	$4.40	$3.90
Granted	$21.74	$11.53	$9.54
Exercised	$4.75	$3.81	$2.72
Cancelled or expired	$21.74	$4.00	$10.13
Outstanding at end of period	$13.43	$4.84	$4.40
Exercisable at end of period	145,900	414,650	608,368
Available for future grant	42,976	188,976	499,676
Intrinsic value of option exercised	$6,223	$3,562	$2,182
Aggregate intrinsic value of options outstanding	$1,955	$5,438	$6,922
Aggregate intrinsic value of options exercisable	$1,955	$3,910	$4,617

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Outstanding Options		Exercisable Options
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise	Number of	Life	Exercise	Number of	Exercise
Prices	Shares	(In Years)	Price	Shares	Price

$1.00 - $1.47	27,500	0.7	$1.26	27,500	$1.26
$2.13	10,000	2.4	$2.13	10,000	$2.13
$2.42 - $3.50	11,200	4.5	$2.54	11,200	$2.54
$3.75 - $4.50	22,200	4.1	$3.81	22,200	$3.81
$6.50	50,000	6.1	$6.50	50,000	$6.50
$9.20 - $12.15	25,000	7.6	$10.09	25,000	$10.09
$21.74	146,000	9.6	$21.74	—	$—

Effective January 1, 2006, we adopted the provisions of SFAS 123 R for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principals of APB No. 25 and related interpretations and disclosure requirements established by SFAS 123, as amended by SFAS 148. Under APB No. 25, no compensation expense was recorded in earnings for option awards granted under our stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123 R, all share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

We adopted SFAS 123 R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006. At January 1, 2006, 414,650 of our options to purchase common stock were vested and exercisable resulting in no compensation expense being recognized. The 152,670 unvested options to purchase common stock at January 1, 2006 became fully vested and exercisable by March 31, 2006 and we recognized $46,932 of compensation expense in selling, general and administrative expense related to option vesting in the three months ended March 31, 2006.

In July 2006, we granted 166,000 incentive and non-qualified stock options to purchase AEC common stock to members of our management team. These options expire in the year 2016 and vest one-third annually over three years. Compensation expense related to these stock options for the year ended December 31, 2006 were as follows:

Stock-based compensation recorded in selling, general and administrative expense	$222,092
Stock-based compensation recorded in other direct costs	4,935

Total stock-based compensation expense	$227,027

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net income and earnings per share by applying the fair value recognition provisions of SFAS 123 R to stock-based awards for the year ended December 31, 2005 and 2004.

	2005	2004
	$s in thousands, except per share amounts

Net income	$15,438	$23,410
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(415)	(855)

Pro Forma net income	$15,023	$22,555

Basic Earnings Per Share:
As Reported	$0.88	$1.36
Pro Forma	$0.86	$1.31

Diluted Earnings Per Share:
As Reported	$0.86	$1.32
Pro Forma	$0.84	$1.27

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004

Expected life	3.5 years	10 years	10 years
Expected volatility	52%	50%	72% - 73%
Risk-free interest rate	5.0%	4.1%	4.4% - 4.7%
Expected dividend yield	3.1%	2.7%	0 - 2.7%
Weighted-average fair value of options granted during the period	$7.63	$5.28	$7.38

Restricted Stock Plans

We have two restricted stock plans: the 2005 Non-Employee Director Compensation Plan (the “Director Plan”) and the 2006 Restricted Stock Plan (the “Employee Plan”). The Director Plan establishes the cash compensation that each non-employee board member receives. In addition, the Director Plan provides that each non-employee director receive an annual award of the number of share of restricted stock with a value equal to $25,000 on the date of grant with a one-year vesting period. Vesting is also contingent on the non-employee director attending a minimum of seventy-five percent of the board meetings during the year. 200,000 shares of common stock have been authorized for issuance under the Director Plan. As of December 31, 2006, 19,600 shares of restricted stock were issued to the non-employee directors and 180,400 shares of stock remained available for issuance under the Director Plan.

The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. 200,000 shares of common stock have been authorized for issuance under the Employee Plan. During 2006, we granted 6,234 shares of restricted stock, 5,300 shares that vest one-third annually over three years and 934 shares that vest over one year. As of December 31, 2006, 5,300 shares of restricted stock were issued to the employees and 194,700 shares of stock remained available for issuance.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes restricted stock activity and related expense for the years ended December 31, 2006 and 2005.

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	2005	Value

Outstanding at beginning of period	14,700	$12.10	—	$—
Granted	13,234	23.75	14,700	12.10
Vested	(12,600)	12.10	—	—
Cancelled or expired	(3,034)	16.61	—	—

Outstanding at end of period	12,300	$23.75	14,700	$12.10

Available for future grant	375,100		185,300
Compensation expense recognized in:
Other direct costs	$1,160		$—
Selling, general & administrative	$164,213		$102,083
Unearned compensation	$168,230		$72,917

NOTE 14.	CALCULATION OF EARNINGS PER SHARE

	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	$s and shares in thousands, except per share amounts

Income from continuing operations	$15,889	$15,889	$15,438	$15,438	$22,363	$22,363
Income from discontinued operations	—	—	—	—	1,047	1,047

Net income	$15,889	$15,889	$15,438	$15,438	$23,410	$23,410

Weighted average common shares outstanding	18,071	18,071	17,570	17,570	17,226	17,226
Dilutive effect of stock options and restricted stock		131		380		500

Weighted average shares outstanding		18,202		17,950		17,726
Earnings per share:
Continuing operations	$0.88	$0.87	$0.88	$0.86	$1.30	$1.26
Discontinued operations	$—	$—	$—	$—	$0.06	$0.06

Net income	$0.88	$0.87	$0.88	$0.86	$1.36	$1.32

Anti-dilutive shares excluded from calculation		151		—		—

NOTE 15.	DISCONTINUED OPERATIONS

During 2002, we offered for sale our Processing Facility and Field Services operations based in Oak Ridge, Tennessee and (the “Oak Ridge Facility”) announced we were ceasing revenue-producing operations at this facility. Shipment of accumulated waste off site for processing and disposal to facilitate the sale was completed in 2003. In 2004, we sold the net assets of our Oak Ridge Facility to Toxco, Inc. The Oak Ridge Facility had been accounted for as discontinued operations since 2002. Accordingly, the revenue, costs and expenses and cash flows relating to the Oak Ridge Facility’s operations have been excluded from the results from continuing operations and have been reported as “Gain (loss) from discontinued operations” and as “Net cash used by discontinued operations.”

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Oak Ridge Facility operating results were as follows for the year ending December 31, 2004:

$s in thousands

Revenues, net	$—
Operating income	117
Net income	1,047
Diluted earnings per share	$0.06

Costs incurred to prepare and sell the Oak Ridge Facility for the year ended December 31, 2004 are as follows:

$s in thousands

Accounts receivable collected in excess of valuation allowance	$(283)
Net operating cost in excess of previous accrual	181
Additional impairment of property and equipment	—
Gain on sale of facility	(930)
Decrease in estimated cost for disposal of waste facility	(15)

Disposal gain	$(1,047)

Cost changes for Oak Ridge Facility on-site activities and disposal liabilities for removed wastes are as follows:

		On-Site
	Waste	Discontinued
	Disposal	Operations
	Liability	Cost Liability	Total
	$s in thousands

Balance January 1, 2004	$623	$442	$1,065
Cash payments	(608)	(623)	(1,231)
Adjustments	(15)	181	166

Balance December 31, 2004	$—	$—	$—

The adjustments represent differences between the estimated costs accrued and actual costs incurred, and changes in estimated future costs for planned facility and waste disposition. For business segment reporting purposes, the processing and field services operating results were previously classified as “Processing and Field Services”.

NOTE 16.	STATEMENT OF CASH FLOW — SUPPLEMENTAL AND NONCASH DISCLOSURES

	For the Year Ended December 31,
	2006	2005	2004
	$s in thousands

Supplemental Disclosures
Income taxes paid	$632	$1,806	$335
Interest paid	8	173	194
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	1,106	382	—
Capital expenditures in accounts payable	691	218	604
Acquisition of equipment with capital leases	34	—	—

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	OPERATING SEGMENTS

We operate with two segments, Operating Disposal Facilities, and Non-Operating Disposal Facilities. These segments reflect our internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents disposal facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities which are not accepting hazardous and/or radioactive waste or formerly proposed new facilities.

As discussed in Note 15 — Discontinued Operations, we discontinued operations at the Processing and Field Services segment which aggregated, volume-reduced, and performed remediation and other services on radioactive material, but excluded waste treatment performed at our disposal facilities.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning our reportable segments is shown in the following table:

	Operating	Non-Operating		Discontinued
	Disposal	Disposal		Processing and
2006	Facilities	Facilities	Corporate	Field Services	Total
	$s in thousands

Revenue	$116,818	$20	$—	$—	$116,838
Transportation costs	47,829	—	—	—	47,829
Other direct operating costs	31,793	627	—	—	32,420

Gross profit	37,196	(607)	—	—	36,589
Selling, general & administration	5,434	1	7,400	—	12,835
Business interruption claim	(704)	—	—	—	(704)

Operating income (loss)	32,466	(608)	(7,400)	—	24,458
Interest income, net	31	—	792	—	823
Gain on litigation settlement	—	—	—	—	—
Other income (expense)	90	188	309	—	587

Income (loss) before tax	32,587	(420)	(6,299)	—	25,868
Tax expense	—	—	9,979	—	9,979

Net income (loss)	$32,587	$(420)	$(16,278)	$—	$15,889

Depreciation, amortization & accretion	$7,709	359	$25	$—	$8,093
Capital expenditures	$19,580	$59	$119	$—	$19,758
Total assets	$84,641	$66	$19,334	$—	$104,041

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Operating	Non-Operating		Discontinued
	Disposal	Disposal		Processing and
2005	Facilities	Facilities	Corporate	Field Services	Total
	$s in thousands

Revenue	$79,331	$56	$—	$—	$79,387
Transportation costs	22,302	—	—	—	22,302
Other direct operating costs	24,934	1,114	—	—	26,048

Gross profit	32,095	(1,058)	—	—	31,037
Selling, general & administration	5,280	11	7,215		12,506
Business interruption claim	(901)	—	—	—	(901)

Operating income (loss)	27,716	(1,069)	(7,215)	—	19,432
Interest income, net	39	—	352		391
Insurance claims net of impairment	(49)	—	—	—	(49)
Gain on litigation settlement	—	5,327	—	—	5,327
Other income	13	—	—	—	13

Income (loss) before tax	27,719	4,258	(6,863)	—	25,114
Tax expense	—	—	9,676		9,676

Net income (loss)	$27,719	$4,258	$(16,539)	$—	$15,438

Depreciation, amortization & accretion	$6,372	$377	$26	$—	$6,775
Capital expenditures	$19,414	$3	$14	$—	$19,431
Total assets	$55,444	$34	$33,918	$—	$89,396

	Operating			Discontinued
	Disposal	Non-Operating		Processing and
2004	Facilities	Disposal Facilities	Corporate	Field Services	Total
	$s in thousands

Revenue	$54,090	$77	$—	$—	$54,167
Transportation costs	10,124	—	—	—	10,124
Other direct operating costs	19,682	1,091	—	—	20,773

Gross profit	24,284	(1,014)	—	—	23,270
Selling, general & administration	4,581	29	5,943	—	10,553
Business interruption claim	(431)	—	—	—	(431)

Operating income (loss)	20,134	(1,043)	(5,943)	—	13,148
Interest income, net	54	—	(45)	—	9
Insurance claims net of impairment	275	—	—	—	275
Other income	42	19	38	—	99

Income (loss) before tax and discontinued operations	20,505	(1,024)	(5,950)	—	13,531
Tax benefit	—	—	(8,832)	—	(8,832)

Income (loss) before discontinued operations	20,505	(1,024)	2,882	—	22,363
Gain from discontinued operations	—	—	—	1,047	1,047

Net income (loss)	$20,505	$(1,024)	$2,882	$1,047	$23,410

Depreciation, amortization & accretion	$5,550	$375	$32	$—	$5,957
Capital expenditures	$4,337	$—	$32	$—	$4,369
Total assets	$37,217	$6,526	$33,490	$—	$77,233

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	HONEYWELL INTERNATIONAL CONTRACT

In June 2005, we entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of a presently estimated 1.2 million tons of chromite ore processing residue through November 2009. Waste disposal at our Grand View, Idaho facility began in July 2005. A $3.5 million advance payment was received from and is being credited back to Honeywell during the contract term. The contract provides that we will receive 99% of the material shipped off-site for disposal and provides for deficiency fees when Honeywell is unable to meet minimum volume requirements, or if we are unable to take waste provided. Similar contract terms were also entered into by us and our trucking subcontractor. In October 2005, Honeywell stopped shipments and also filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site by 53%. This motion was unsuccessful and Honeywell shipments resumed in April 2006. Shipments have continued at or greater than minimum required levels since that time.

NOTE 19.  QUARTERLY FINANCIAL DATA

The unaudited consolidated quarterly results of operations for 2006 and 2005 were:

	Three-Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
	$s and shares in thousands, except per share data

2006
Revenue	$21,522	$29,924	$27,464	$37,928	$116,838
Gross profit	9,710	10,525	6,907	9,447	36,589
Operating income(1)	6,227	7,464	4,709	6,058	24,458
Net income	4,179	4,927	2,993	3,790	15,889
Earnings per share — diluted(2)	$0.23	$0.27	$0.16	$0.21	$0.87
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,051	18,257	18,237	18,226	18,202
2005
Revenue	$12,554	$18,779	$24,791	$23,263	$79,387
Gross profit	3,841	9,220	9,969	8,007	31,037
Operating income(1)	1,368	5,862	6,866	5,336	19,432
Net income(3)	856	3,706	7,736	3,140	15,438
Earnings per share — diluted(2)	$0.05	$0.21	$0.43	$0.17	$0.86
Weighted average common shares outstanding used in the diluted earnings per share calculation	17,950	17,945	18,139	18,115	17,950

(1)	Operating income includes income from a business interruption insurance claim of $704,000 in the three months ended September 30, 2006, $41,000 in the three months ended March 31, 2005 and $860,000 in the three months ended December 31, 2005.

(2)	Basic and diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

(3)	Net income for the three months ended September 30, 2005 includes a $5.3 million pretax gain on the settlement of litigation.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Accounting Officer, or CAO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CAO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CAO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting.

Management is responsible for and maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in Section 404 of Sarbanes-Oxley Act of 2002 and related rules issued by the US SEC requiring management to issue a report on its internal controls over financial reporting.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management has conducted an assessment of its internal controls over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework and concluded that, as of December 31, 2006, the internal controls over financial reporting were operating effectively.

Our independent registered public accounting firm, Moss Adams LLP, has audited management’s assessment of the effectiveness of internal control over financial reporting and has expressed unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
American Ecology Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that American Ecology Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. American Ecology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Ecology Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Also in our opinion, American Ecology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of American Ecology Corporation as of and for the year ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

MOSS ADAMS LLP

Los Angeles, California
March 9, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance — Committees of the Board of Directors,” and “Election of Directors — Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2006. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a code of conduct that applies to our Chief Executive Officer and Chief Accounting Officer. This code of conduct is available on our Web site at www.americanecology.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer or Chief Accounting Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation.

Information concerning executive and director compensation is presented under the headings “Compensation Discussion and Analysis” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the Proxy Statement. Information with respect to equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in this Annual Report on Form 10-K under Item 5 of Part II. The information contained under these headings is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information concerning related transactions is presented under the heading “Certain Relationships and Related Transactions” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is presented under the heading “Ratification of Appointment of Independent Registered Public Accountant” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 34 of this report.

2) Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 on page 34.

3) Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 65 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ECOLOGY CORPORATION

By: /s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President, Controller, Chief Accounting
Officer, Treasurer and Secretary

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 9, 2007.

/s/ Stephen A. Romano Stephen A. Romano Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Jeffrey R. Feeler Jeffrey R. Feeler Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon G. Bell Simon G. Bell Vice President of Hazardous Waste Operations	/s/ John M. Cooper John M. Cooper Vice President and Chief Information Officer

/s/ Steven D. Welling Steven D. Welling Vice President Sales and Marketing	/s/ Roy C. Eliff Roy C. Eliff (Director)

/s/ Edward F. Heil Edward F. Heil (Director)	/s/ Kenneth C. Leung Kenneth C. Leung (Director)

/s/ John W. Poling John W. Poling (Director)	/s/ Richard Riazzi Richard Riazzi (Director)

Jimmy D. Ross (Director)	/s/ Richard T. Swope Richard T. Swope (Director)

Incorporated by Reference from
Exhibit No.	Description	Registrant’s

3.1	Restated Certificate of Incorporation	2006 Form 10-K
3.3	Amended and Restated Bylaws	2005 Form 10-K
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2002 Form 10-K
10.35	Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated April 18, 2002	2nd Qtr 2002 Form 10-Q filed 8-14-02
10.36	First Amendment to Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated November 18, 2005	2005 Form 10-K
10.50	Amended and Restated Credit Agreement between American Ecology Corporation and Wells Fargo Bank	Form 8-K filed 5-26-05
10.51	First Amendment to Amended and Restated Credit Agreement between American Ecology Corporation and Wells Fargo Bank	Form 8-K filed 12-13-05
10.53	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.55	*Management Incentive Plan Effective January 1, 2003	2002 Form 10-K
10.56	*Form of Management Incentive Plan Participation Agreement Dated February 11, 2003	2002 Form 10-K
10.57	*Form of Executive Employment Agreement Dated February 11, 2003	2002 Form 10-K
10.58	*Form of Stock Option Agreement Dated February 11, 2003	2002 Form 10-K
10.60	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company’s Directors and Officers	Form 8-K filed 5-26-05
10.61	2005 Non-Employee Director Compensation Plan	Proxy Statement dated 3-28-05
10.62	*2006 Restricted Stock Plan	Proxy Statement dated March 31, 2006
10.70	Form of Royalty Agreement for El Centro Landfill Dated February 13, 2003	Form 8-K filed 2-13-03
14.1	Code of Ethics for Chief Executive and Senior Financial Officers	Proxy Statement dated 4-2-04
14.2	Code of Ethics for Directors	2004 Form 10-K
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP
31.1	Certifications of December 31, 2006 Form 10-K by Chief Executive Officer dated March 9, 2007
31.2	Certifications of December 31, 2006 Form 10-K by Chief Accounting Officer dated March 9, 2007
32.1	Certifications of December 31, 2006 Form 10-K by Chief Executive Officer dated March 9, 2007
32.2	Certifications of December 31, 2006 Form 10-K by Chief Accounting Officer dated March 9, 2007

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.