Form 10-Q
period 2007-03-31
AMERICAN ECOLOGY CORP
filed 2007-04-30
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007	Commission File Number: 0-11688
AMERICAN ECOLOGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3889638

(State of Incorporation)	(I.R.S. Employer Identification Number)

Lakepointe Centre I, 300 E. Mallard, Suite 300 Boise, Idaho	83706

(Address of Principal Executive Offices)	(Zip Code)

(208) 331-8400 (Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 26, 2007 was 18,224,440.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets

Current Assets:
Cash and cash equivalents	$3,736	$3,775
Short-term investments	7,759	6,120
Receivables, net	29,124	27,692
Prepaid expenses and other current assets	2,877	2,639
Income tax receivable	—	650
Deferred income taxes	513	2,166

Total current assets	44,009	43,042

Property and equipment, net	57,192	55,460
Restricted cash	4,752	4,691
Deferred income taxes	851	848

Total assets	$106,804	$104,041

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,782	$6,866
Deferred revenue	3,669	3,612
Accrued liabilities	5,492	3,544
Accrued salaries and benefits	1,490	1,943
Customer advances	1,464	1,866
Income tax payable	673	—
Current portion of closure and post-closure obligations	1,425	656
Current portion of long-term debt	6	6

Total current liabilities	19,001	18,493

Long-term closure and post-closure obligations	11,536	12,160
Long-term debt	22	24
Other long-term liabilities	4	9

Total liabilities	30,563	30,686

Contingencies and commitments

Stockholders’ Equity
Common stock $0.01 par value, 50,000 authorized; 18,224 and 18,174 shares issued and outstanding, respectively	182	182
Additional paid-in capital	58,217	57,532
Retained earnings	17,842	15,641

Total stockholders’ equity	76,241	73,355

Total liabilities and stockholders’ equity	$106,804	$104,041

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$38,964	$21,522
Transportation costs	17,171	5,057
Other direct operating costs	10,279	6,755

Gross profit	11,514	9,710

Selling, general and administrative expenses	3,599	3,483

Operating income	7,915	6,227

Other income (expense):
Interest income	211	188
Interest expense	(1)	(1)
Other	4	284

Income before income taxes	8,129	6,698
Income tax	3,194	2,519

Net income	$4,935	$4,179

Earnings per share:
Basic	$0.27	$0.23
Dilutive	$0.27	$0.23

Shares used in earnings per share calculation:
Basic	18,209	17,877
Dilutive	18,253	18,051

Dividends paid per share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$4,935	$4,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,351	1,854
Deferred income taxes	1,650	2,304
Stock-based compensation expense	143	91
Accretion of interest income	(60)	(127)
Changes in assets and liabilities:
Receivables	(1,432)	(561)
Income tax receivable	650	—
Other assets	(238)	676
Deferred revenue	57	280
Accrued salaries and benefits	(453)	(794)
Accounts payable and accrued liabilities	(587)	(1,438)
Income tax payable	673	—
Closure and post-closure obligations	(119)	(380)

Net cash provided by operating activities	7,570	6,084

Cash Flows From Investing Activities:
Purchases of short-term investments	(11,943)	(12,204)
Purchases of property and equipment	(3,775)	(7,801)
Restricted cash	(61)	(1)
Maturities of short-term investments	10,364	16,282
Proceeds from sale of property and equipment	—	9

Net cash used in investing activities	(5,415)	(3,715)

Cash Flows From Financing Activities:
Dividends paid	(2,734)	(2,661)
Proceeds from stock option exercises	326	1,479
Tax benefit of common stock options	216	199
Other	(2)	—

Net cash used in financing activities	(2,194)	(983)

Increase (Decrease) in cash and cash equivalents	(39)	1,386
Cash and cash equivalents at beginning of period	3,775	3,641

Cash and cash equivalents at end of period	$3,736	$5,027

Supplemental Disclosures
Income taxes paid	$3	$31
Interest paid	1	1
Non-cash investing and financing activities:
Capital expenditures in accounts payable	953	1,069
Acquisition of equipment with capital leases	—	34
See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — GENERAL
Basis of Presentation
The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (collectively, “AEC” or “the Company”). All material intercompany balances have been eliminated.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.
The Company’s unaudited Consolidated Balance Sheet as of December 31, 2006 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.
Certain reclassifications have been made to our prior year consolidated statements of cash flows in order to conform those statements to the current year’s presentation. Reclassifications in the 2006 Consolidated Statements of Cash Flows include disclosure for purchases and maturities of short-term investments, the movement of the tax benefits related to stock options exercises from an operating activity to a financing activity and adjustment for non-cash capital expenditures held in accounts payable. We believe these reclassifications, individually or in aggregate, are not material to the consolidated financial statements taken as a whole.
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
NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
EITF 06-3. In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.
FIN 48. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective on January 1, 2007 and this adoption did not impact our consolidated financial statements. See Note 9 — Income Taxes.

SFAS 157. In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS’) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our consolidated financial statements.
FSP EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. We do not have any registration payment arrangements as defined by FSP EITF 00-19-2 and as a result the adoption of this standard did not have any impact on our consolidated financial statements.
SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.
NOTE 3 — CONCENTRATION AND CREDIT RISK
Major Customers. The following customers represented 10% or more of our revenue during the three months ended March 31, 2007 and 2006.

	Three Months Ended	Three Months Ended
Customer	March 31, 2007	March 31, 2006
Honeywell International, Inc.	37%	6%
U.S. Army Corps of Engineers	8%	23%
Receivable balances from customers that exceed 10% of our total trade receivables as of March 31, 2007 were as follows:

% of Trade
Accounts Receivable
Customer	as of March 31, 2007
Honeywell International, Inc.	37%
Compass Environmental, Inc.	15%
Credit Risk Concentration. We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Short-term investments are quasi-governmental debt obligations, such as the Federal Home Loan Bank or high-grade commercial paper, and currently have a maximum maturity of approximately 60 days.
Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from the USACE and Honeywell International, Inc. for which significant credit risk exists. This risk is mitigated, however, due to the USACE being a Federal Agency and through the use of cash advances from Honeywell International, Inc. Typically, we have not required customers to provide collateral for such obligations.

NOTE 4 — SHORT-TERM INVESTMENTS
Short-term investments, which are accounted for as available-for-sale, were as follows:

	March 31,	December 31,
in thousands	2007	2006
Fixed maturity securities
Commercial paper	$6,257	$4,122
Federal Home Loan	1,502	1,998

Total	$7,759	$6,120

NOTE 5 — RECEIVABLES
Receivables were as follows:

	March 31,	December 31,
in thousands	2007	2006
Trade	$29,169	$27,536
Unbilled revenue	105	237
Other	1	29

	29,275	27,802
Allowance for doubtful accounts	(151)	(110)

	$29,124	$27,692

NOTE 6 — PROPERTY AND EQUIPMENT

	March 31,	December 31,
in thousands	2007	2006
Cell development costs	$28,366	$28,366
Land and improvements	8,967	8,816
Buildings and improvements	18,263	18,264
Railcars	17,375	17,375
Vehicles and other equipment	18,407	17,479
Construction in progress	8,216	5,590

	99,594	95,890
Accumulated depreciation and amortization	(42,402)	(40,430)

	$57,192	$55,460

Depreciation expense for the three months ended March 31, 2007 and 2006 was $2.1 million and $1.6 million, respectively.
NOTE 7 — LINE OF CREDIT
We have a $15.0 million unsecured line-of-credit agreement with Wells Fargo Bank maturing in June 2008. This line of credit requires monthly interest payments on any outstanding balance based on a pricing grid under which the interest rate resets based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow amounts utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin. The credit agreement contains quarterly financial covenants including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio and a minimum fixed charge coverage ratio. At March 31, 2007, we were in compliance with all the financial covenants in the credit agreement. At March 31, 2007 and December 31, 2006, we had no borrowings outstanding under the line of credit. At March 31, 2007, we had $11.0 million available for future borrowings and $4.0 million issued as a standby letter of credit which is utilized as collateral for our financial assurance policies for closure and post-closure obligations.

NOTE 8 — CLOSURE AND POST-CLOSURE OBLIGATIONS
Closure and post-closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated consistent with SFAS No. 5, Accounting for Contingencies, with the liability calculated in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated post-closure, remediation and other costs when necessary. Our recorded liabilities are based on best estimates of current costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, permit conditions, inflation and other factors.
Changes to reported closure and post-closure obligations were as follows:

Three Months Ended
in thousands	March 31, 2007
Beginning obligation	$12,816
Accretion expense	264
Payments	(148)
Adjustments	29

Ending obligation	$12,961
Less current portion	(1,425)

Long-term portion	$11,536

NOTE 9 — INCOME TAXES
On January 1, 2007, we adopted the provisions of FIN 48, and the adoption did not have an impact on our consolidated financial statements. As of January 1, 2007 and at March 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended March 31, 2007 and 2006 were not material.
Our effective income tax rate for three months ended March 31, 2007 and 2006 was 39.3% and 37.6%, respectively. The effective tax rate for the three months ended March 31, 2007 reflects a 1% increase in our federal statutory rate from 34% to 35% on higher earnings as well as increases in non-tax-deductible expense on incentive stock options. During the first quarter of 2007 we utilized the remaining $2.5 million federal net operating loss carryforwards (“NOLs”) that were available at December 31, 2006, and will pay our tax obligations from operating cash flows going forward.
We currently have tax years 2003 through 2006 subject to review or audit by taxing authorities in jurisdictions where we conduct business.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of March 31, 2007, we did not have any significant pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE

in thousands, except per share data	Three Months Ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$4,935	$4,935	$4,179	$4,179

Weighted average common shares outstanding	18,209	18,209	17,877	17,877

Dilutive effect of stock options and restricted stock		44		174

Weighted average shares outstanding		18,253		18,051
Earnings per share	$0.27	$0.27	$0.23	$0.23

Anti-dilutive shares excluded from calculation		158		—
NOTE 12 — OPERATING SEGMENTS
We operate within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities segment represents facilities currently accepting waste. The Non-Operating Disposal Facilities segment represents facilities that are no longer accepting waste or formerly proposed new disposal facilities.
Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Intercompany transactions have been eliminated from the segment information and are not significant between segments.
Summarized financial information concerning our reportable segments is shown in the following tables:

		Non-
	Operating	Operating
	Disposal	Disposal
in thousands	Facilities	Facilities	Corporate	Total
Three months ended March 31, 2007
Revenue	$38,960	$4	$—	$38,964
Transportation costs	17,171	—	—	17,171
Other direct operating costs	10,172	107	—	10,279

Gross profit	11,617	(103)	—	11,514
Selling, general & administration	1,296	—	2,303	3,599

Operating income (loss)	10,321	(103)	(2,303)	7,915
Interest income, net	4	—	206	210
Other income	4	—	—	4

Income (loss) before tax	10,329	(103)	(2,097)	8,129
Tax expense	—	—	3,194	3,194

Net income (loss)	$10,329	$(103)	$(5,291)	$4,935

Depreciation, amortization & accretion	$2,266	$77	$8	$2,351
Capital expenditures	$3,772	$3	$—	$3,775
Total assets	$87,435	$67	$19,302	$106,804

		Non-
	Operating	Operating
	Disposal	Disposal
in thousands	Facilities	Facilities	Corporate	Total
Three months ended March 31, 2006
Revenue	$21,518	$4	$—	$21,522
Transportation costs	5,057	—	—	5,057
Other direct operating costs	6,664	91	—	6,755

Gross profit	9,797	(87)	—	9,710
Selling, general & administration	1,330	—	2,153	3,483

Operating income (loss)	8,467	(87)	(2,153)	6,227
Interest income, net	10	—	177	187
Other income (expense)	(15)	—	299	284

Income (loss) before tax	8,462	(87)	(1,677)	6,698
Tax expense	—	—	2,519	2,519

Net income (loss)	$8,462	$(87)	$(4,196)	$4,179

Depreciation, amortization & accretion	$1,758	$90	$6	$1,854
Capital expenditures	$7,752	$49	$—	$7,801
Total assets	$63,258	$88	$28,188	$91,534
NOTE 13 — SUBSEQUENT EVENT
On April 2, 2007, we declared a dividend of $0.15 per common share to stockholders of record on April 13, 2007. The dividend was paid out of cash on hand on April 20, 2007 in an aggregate amount of $2.7 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
American Ecology Corporation, through its subsidiaries, is a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including refineries and chemical production facilities, electric utilities, steel mills and medical and academic institutions. The majority of our revenue is derived from fees charged for the treatment and disposal of waste at our four fixed disposal facilities, which are located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also manage packaging, brokering and transportation to our facilities, which activities contribute significant revenue to our operations. We have been in the waste services business for 55 years.
A significant portion of our disposal revenue is attributable to discrete waste clean-up projects (“Event Business”) which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is also influenced by our provision of rail transportation services to certain Event Business customers. The types and amounts of waste received from recurring customers (“Base Business”) also vary quarter to quarter. These service mix variations cannot be forecast with precision, and can produce significant quarter-to-quarter differences in revenue, gross profit, gross margin and operating profit. Our strategy is to continue expanding our Base Business while simultaneously securing both short-term and extended-duration Event Business. Depending on project-specific circumstances, transportation services may be offered at or near our cost to secure more disposal work. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2007 and 2006 in dollars and as a percentage of total revenue.

in thousands, except per	Three Months Ended March 31,
share amounts	2007	%	2006	%

Revenue	$38,964	100.0%	$21,522	100.0%
Transportation costs	17,171	44.1%	5,057	23.5%
Other direct operating costs	10,279	26.3%	6,755	31.4%

Gross profit	11,514	29.6%	9,710	45.1%

Selling, general and administrative expenses	3,599	9.3%	3,483	16.2%

Operating income	7,915	20.3%	6,227	28.9%

Other income (expense):
Interest income	211	0.6%	188	0.9%
Interest expense	(1)	0.0%	(1)	0.0%
Other	4	0.0%	284	1.3%

Income before income taxes	8,129	20.9%	6,698	31.1%
Income tax	3,194	8.2%	2,519	11.7%

Net income	$4,935	12.7%	$4,179	19.4%

Earnings per share:
Basic	$0.27		$0.23
Dilutive	$0.27		$0.23

Shares used in earnings per share calculation:
Basic	18,209		17,877
Dilutive	18,253		18,051

Dividends paid per share	$0.15		$0.15

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenue - Revenue increased 81% to $39.0 million for the first quarter of 2007, up from $21.5 million for the first quarter of 2006. This increase was a result of higher disposal revenues as well as increased revenue from our bundled rail transportation and waste disposal contract with Honeywell and other rail and truck-served clean-up projects. During the first quarter of 2007, we disposed of approximately 270,000 tons of hazardous and radioactive waste in our landfills, up 47% from the 183,000 tons that we disposed of in the first quarter of 2006. This was the highest quarterly disposal volume in our history. The average selling price for treatment and disposal services (excluding transportation) during the first quarter of 2007 was 1% above our average selling price in the first quarter of 2006.
During the first quarter of 2007, treatment and disposal revenue from recurring, Base Business customers grew 7%. This represented 39% of our non-transportation revenue as compared to 48% of non-transportation revenue in the first quarter of 2006. Revenue from our Event Business was 36% higher the first quarter of 2007 than the same quarter in 2006, and represented 61% of our non-transportation revenue. This Event Business growth was due primarily to higher disposal revenues from the Honeywell Jersey City project (which temporarily suspended shipments in the first quarter of 2006) and two clean-up projects shipped to our Beatty, Nevada facility (one of which included trucking services) that were largely completed in the first quarter of 2007.

Treatment and disposal revenue from private cleanup customers grew approximately 86% during the first quarter of 2007 over the same period last year. The Honeywell Jersey City project was the primary contributor to this growth, contributing 37% of total revenue, or $14.2 million. This compares to 6% of total revenue for the first quarter of 2006, or $1.4 million. Revenue from our third-party waste broker and refinery service lines continued to grow, both up 23% during the first quarter of 2007 over the same period in 2006.
Our government business revenue increased 16% during the first quarter of 2007 over the same quarter last year. This reflects increased shipments from a recently completed military base clean-up project, partially offset by lower quarterly shipments under our U.S. Army Corps of Engineers (“USACE”) contract. Event Business clean-up work under the USACE contract contributed 8% of total revenue for the first quarter of 2007, or $2.9 million, as compared to 23% in the same quarter last year, or $5.1 million. Looking at revenue generated under the USACE FUSRAP program, revenue declined approximately 6% in the first quarter of 2007 as compared to the first quarter of 2006. While we added two new USACE FUSRAP projects and are receiving waste from five of the six active FUSRAP projects shipping waste, waste from these sites did not completely replace shipments from larger USACE FUSRAP projects completed in 2006. We expect revenue from the USACE FUSRAP program to be flat or down slightly in 2007 compared to 2006, but do not think this is indicative of a long-term trend.
Our other industry and rate-regulated business revenue declined 104% and 47%, respectively. The other industry category decline was primarily due to a large non-rate regulated project shipping to our Washington facility that was completed in August 2006. The decline in our Washington facility’s rate-regulated low-level radioactive waste interstate compact business was timing related and we expect to recognize the remaining approved revenue requirement over the balance of 2007.
Gross Profit. Gross profit for the first quarter of 2007 increased by 19% to $11.5 million, up from $9.7 million in the first quarter of 2006. This increase reflects the higher volume of waste disposed during the first quarter of 2007 as compared to the same period last year. Gross profit as a percentage of total revenue decreased to 30% during the first quarter of 2007 as compared to 45% in the first quarter of 2006. This decrease primarily reflects increased rail transportation services on the Honeywell Jersey City project, which temporarily suspended shipments in the first quarter of 2006. Additionally, we recognized higher truck transportation revenue in the first quarter of 2007 than the same period in 2006 as a result of bundling truck transportation and disposal services on a Brownfield redevelopment project. These trucking services were arranged using subcontractors. In general, the bundling of treatment, disposal and transportation services increases direct operating costs and reduces gross margin relative to revenue, primarily due to the low or no margin transportation component. The mix of waste received during the quarter also contributed to lower gross profit as a percent of total sales due to the higher mix of waste, including Honeywell project shipments, requiring treatment prior to disposal. Use of additives to meet U.S. Environmental Protection Agency Land Disposal Restrictions is a variable cost that is dependent on the types of waste treated.
Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expense declined to 9% during the first quarter of 2007 as compared to 16% for the first quarter of 2006. In total dollars, SG&A expenses increased 3% to $3.6 million as compared to $3.5 million for the first quarter of 2006. This reflects slightly increased stock-based incentive compensation costs; insurance, accounting, consulting and legal expenses; and sales commission expenses.
Interest income. During the first quarter of 2007, we earned $211,000 of interest income as compared with $188,000 in the first quarter of 2006. This increase was due to a higher average rate of interest earned on our financial investments during the first quarter of 2007, partially offset by lower cash and short-term investment balances in the same period last year.
Other income (expense). Other income (expense) is used to record business activities that are not a part of our current year ordinary and usual revenue and expenses. During the first quarter of 2006 we received $299,000 from reimbursement of legal fees in connection with a legal matter that was completed in the prior year.
Income tax expense. Our effective income tax rate for first quarter of 2007 and 2006 was 39.3% and 37.6%, respectively. The effective tax rate for the first quarter of 2007 reflects an increase of 1% in our federal statutory rate to 35% on higher earnings as well as increases in non-tax-deductible expense on incentive stock options. During the first quarter of 2007 we utilized our remaining $2.5 million federal net operating loss carry-forwards (“NOLs”) available at December 31, 2006, and will pay our tax obligations from operating cash flows going forward.
On January 1, 2007, we adopted the provisions of FIN 48 and the adoption had no impact on our consolidated financial statements. As of January 1, 2007 and at March 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended March 31, 2007 and 2006 were not material.

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
On January 1, 2007 we adopted FIN 48 to account for uncertain tax positions. As discussed in Note 2 and Note 9 to the accompanying consolidated financial statements, adoption of FIN 48 had no impact on our financial position, results of operations or cash flows. The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposures. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows.
Liquidity and Capital Resources
Our principal source of cash is cash generated from operations. The $11.5 million in cash and short-term investments at March 31, 2007 was comprised of short-term investments of $7.8 million which were not required for operations and cash immediately available for operations of $3.7 million.
We have a $15.0 million unsecured line-of-credit agreement that matures in June 2008 to supplement daily working capital on an as-needed basis. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”), plus an applicable spread. We have a standby letter of credit to support our closure and post-closure obligation of $4 million that expires in September 2007. At March 31, 2007, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.
We believe that cash on hand and cash flow from operations, augmented if needed by periodic borrowings under the line of credit, will be sufficient to meet our cash needs during the next 12 months.
Operating Activities - For the three months ended March 31, 2007, net cash provided by operating activities was $7.6 million. This was primarily attributable to net income of $4.9 million, changes in deferred taxes of $1.7 million and utilization of our income tax receivable which were partially offset by increases in receivables of $1.4 million, and decreases in accounts payable and accrued liabilities. The increase in net income is discussed above in the section entitled Results of Operations. The decrease in deferred taxes is due to utilization of $2.5 million of our NOLs during the quarter. As of March 31, 2007 we have fully utilized our federal NOLs, and therefore will use cash to pay future tax obligations. The increase in accounts receivable is directly tied to higher disposal and transportation revenue in the first three months of 2007 as compared to the same period in 2006. Longer billing cycles for our largest customers contributed to the increase in accounts receivable for the first quarter of 2007, during which our days sales outstanding increased to 67 days as of March 31, 2007 as compared to 58 days at March 31, 2006. For the three months ended March 31, 2006, net cash provided by operating activities was $6.1 million. This was primarily due to net income of $4.2 million and changes in deferred taxes of $2.3 million, partially offset by increases in receivables of $561,000, a decrease in accrued salaries and benefits of $794,000 resulting from payment of incentive compensation earned in 2005 and a decrease in accounts payable and accrued liabilities of $1.4 million.
Investing Activities - For the three months ended March 31, 2007, net cash used in investing activities was $5.4 million. Significant transactions affecting cash used in investing activities during the three months ended March 31, 2007 include capital expenditures of $3.8 million primarily for construction of a new treatment building at our Beatty, Nevada facility and the purchase of heavy equipment at our Robstown, Texas and Grand View, Idaho facilities. We also invested cash in short-term investments, net of maturities totaling $1.6 million. For the three months ended March 31, 2006, net cash used in investing activities was $3.7 million. During the three months ended March 31, 2006 we invested $7.8 million in capital expenditures and received $4.1 million of cash from maturities of short-term investments, net of purchases. Major capital projects in the first three months of 2006 included the purchase of new railcars and construction of additional landfill space at our Texas facility.
Financing Activities - For the three months ended March 31, 2007 and 2006, net cash used in financing activities was $2.2 million and $983,000, respectively. This was primarily attributable to payment of dividends, partially offset by proceeds from stock option exercises and associated tax benefits related to those exercises.

Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see our 2006 Annual Report on Form 10-K. There have not been any material changes in our contractual obligations and guarantees during the first three months of 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes, and do not enter into transactions denominated in currencies other than the U.S. Dollar.
We have minimal interest rate risk on investments or other assets. At March 31, 2007, approximately $11.5 million was held in cash or short-term investments at terms ranging from overnight to sixty days. Together, these items earn interest of approximately 5% per year.
We are exposed to market risks primarily from changes in interest rates in the United States. We do not engage in financial transactions for trading or speculative purposes.
Item 4. Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Accounting Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Accounting Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission, or the SEC.
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in Section 1A of Part II Other Information in this Form 10-Q and filed in our Annual Report on Form 10-K could harm our business, prospects, operating results, and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of American Ecology Corporation.
Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.54	*Management Incentive Plan Effective January 1, 2007

10.57	*Amended and Restated Executive Employment Agreement with Stephen A. Romano

10.59	*First Amendment to Form of Stock Option Agreement dated January 31, 2007

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CAO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Ecology Corporation

(Registrant)

Date: April 27, 2007	/s/ Jeffrey R. Feeler

Jeffrey R. Feeler
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.54	*Management Incentive Plan Effective January 1, 2007

10.57	*Amended and Restated Executive Employment Agreement with Stephen A. Romano

10.59	*First Amendment to Form of Stock Option Agreement dated January 31, 2007

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CAO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002