Form 10-Q
period 2007-06-30
AMERICAN ECOLOGY CORP
filed 2007-08-07
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007	Commission File Number: 0-11688
AMERICAN ECOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3889638

(State of Incorporation)	(I.R.S. Employer Identification Number)

Lakepointe Centre I, 300 E. Mallard, Suite 300 Boise, Idaho	83706

(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 3, 2007 was 18,230,640.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2007	December 31,
	(unaudited)	2006
Assets

Current Assets:
Cash and cash equivalents	$3,755	$3,775
Short-term investments	4,245	6,120
Receivables, net	33,035	27,692
Prepaid expenses and other current assets	3,949	2,639
Income tax receivable	—	650
Deferred income taxes	932	2,166

Total current assets	45,916	43,042

Property and equipment, net	59,891	55,460
Restricted cash	4,791	4,691
Deferred income taxes	581	848

Total assets	$111,179	$104,041

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,730	$6,866
Deferred revenue	4,025	3,612
Accrued liabilities	7,344	3,544
Accrued salaries and benefits	1,975	1,943
Customer advances	961	1,866
Income tax payable	334	—
Current portion of closure and post-closure obligations	1,567	656
Current portion of long-term debt	6	6

Total current liabilities	20,942	18,493

Long-term closure and post-closure obligations	11,504	12,160
Long-term debt	21	24
Other long-term liabilities	—	9

Total liabilities	32,467	30,686

Contingencies and commitments

Stockholders’ Equity
Common stock $0.01 par value, 50,000 authorized; 18,230 and 18,174 shares issued and outstanding, respectively	182	182
Additional paid-in capital	58,337	57,532
Retained earnings	20,193	15,641

Total stockholders’ equity	78,712	73,355

Total liabilities and stockholders’ equity	$111,179	$104,041

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$41,267	$29,924	$80,231	$51,446
Transportation costs	19,760	11,459	36,931	16,516
Other direct operating costs	9,854	7,940	20,133	14,695

Gross profit	11,653	10,525	23,167	20,235

Selling, general and administrative expenses	3,474	3,061	7,073	6,544

Operating income	8,179	7,464	16,094	13,691

Other income (expense):
Interest income	150	205	361	393
Interest expense	(1)	(1)	(2)	(2)
Other	48	174	52	458

Income before income taxes	8,376	7,842	16,505	14,540
Income tax	3,292	2,915	6,486	5,434

Net income	$5,084	$4,927	$10,019	$9,106

Earnings per share:
Basic	$0.28	$0.27	$0.55	$0.51
Dilutive	$0.28	$0.27	$0.55	$0.50

Shares used in earnings per share calculation:
Basic	18,216	18,116	18,213	17,997
Dilutive	18,254	18,257	18,254	18,132

Dividends paid per share	$0.15	$0.15	$0.30	$0.30

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$10,019	$9,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,681	3,846
Net gain on sale of property and equipment		(48)
Deferred income taxes	1,501	4,866
Stock-based compensation expense	278	113
Accretion of interest income	(107)	(233)
Changes in assets and liabilities:
Receivables	(5,277)	(8,272)
Income tax receivable	650	(103)
Other assets	(1,310)	(201)
Deferred revenue	413	2,099
Accrued salaries and benefits	32	(301)
Accounts payable and accrued liabilities	685	(1,100)
Income tax payable	334	—
Closure and post-closure obligations	(274)	(729)

Net cash provided by operating activities	11,577	9,091

Cash Flows From Investing Activities:
Purchases of short-term investments	(18,341)	(20,340)
Purchases of property and equipment	(8,551)	(10,780)
Restricted cash	(100)	(4,538)
Maturities of short-term investments	20,323	27,582
Proceeds from sale of property and equipment	15	4

Net cash used in investing activities	(6,654)	(8,072)

Cash Flows From Financing Activities:
Dividends paid	(5,467)	(5,375)
Proceeds from stock option exercises	326	1,777
Tax benefit of common stock options	201	551
Other	(3)	(1)

Net cash used in financing activities	(4,943)	(3,048)

Decrease in cash and cash equivalents	(20)	(2,029)

Cash and cash equivalents at beginning of period	3,775	3,641

Cash and cash equivalents at end of period	$3,755	$1,612

Supplemental Disclosures
Income taxes paid	$3,803	$103
Interest paid	2	2
Non-cash investing and financing activities:
Capital expenditures in accounts payable	975	518
Acquisition of equipment with capital leases	—	34
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.
The Company’s Consolidated Balance Sheet as of December 31, 2006 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.
Certain reclassifications have been made to our prior year consolidated statements of cash flows in order to conform those statements to the current year’s presentation. Reclassifications in the 2006 Consolidated Statements of Cash Flows include a gross presentation of purchases and maturities of short-term investments and an adjustment for non-cash capital expenditures held in accounts payable. We believe these reclassifications, individually or in aggregate, are not material to the consolidated financial statements taken as a whole.
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
NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
EITF 06-3. In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenue and costs) or a net basis (excluded from revenue), and that this accounting policy decision be disclosed. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial statements.
FIN 48. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective on January 1, 2007 and this adoption did not impact our consolidated financial statements. See Note 9 — Income Taxes.

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
SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows and results of operations.
NOTE 3 — CONCENTRATION AND CREDIT RISK
Major Customers. The following customers represented 10% or more of our revenue during the three and six months ended June 30, 2007 and 2006.

	Three Months Ended	Three Months Ended
Customer	June 30, 2007	June 30, 2006

Honeywell International, Inc.	40%	37%
Molycorp, Inc.	12%	0%
U.S. Army Corps of Engineers	7%	12%

	Six Months Ended	Six Months Ended
Customer	June 30, 2007	June 30, 2006

Honeywell International, Inc.	38%	24%
U.S. Army Corps of Engineers	8%	17%
Receivable balances from customers that exceed 10% of our total trade receivables as of June 30, 2007 were as follows:

% of Trade
Accounts Receivable
Customer	as of June 30, 2007

Honeywell International, Inc.	37%

Credit Risk Concentration. We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Short-term investments are quasi-governmental debt obligations, such as the Federal Home Loan Bank, or high-grade commercial paper and currently have a maximum maturity of approximately 60 days.
Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell International, Inc. (“Honeywell”) for which significant credit risk exists. This risk is mitigated by the application of cash advances from Honeywell as well as Honeywell’s obligation under a court order to complete the work we are performing for them. Typically, we do not require customers to provide collateral to secure their obligations to us.
NOTE 4 — SHORT-TERM INVESTMENTS
Short-term investments, which are accounted for as available-for-sale, were as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Fixed maturity securities
Commercial paper	$2,167	$4,122
Federal Home Loan	2,078	1,998

Total	$4,245	$6,120

NOTE 5 — RECEIVABLES
Receivables were as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Trade	$30,614	$27,536
Unbilled revenue	2,557	237
Other	67	29

	33,238	27,802
Allowance for doubtful accounts	(203)	(110)

	$33,035	$27,692

NOTE 6 — PROPERTY AND EQUIPMENT

	June 30,	December 31,
(in thousands)	2007	2006

Cell development costs	$28,366	$28,366
Land and improvements	8,880	8,816
Buildings and improvements	18,414	18,264
Railcars	17,375	17,375
Vehicles and other equipment	18,647	17,479
Construction in progress	12,444	5,590

	104,126	95,890
Accumulated depreciation and amortization	(44,235)	(40,430)

	$59,891	$55,460

Depreciation expense for the three months ended June 30, 2007 and 2006 was $2.1 million and $1.7 million, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $4.2 million and $3.3 million, respectively.
NOTE 7 — LINE OF CREDIT
We have a $15.0 million unsecured line-of-credit agreement with Wells Fargo Bank maturing in June 2008. This line of credit requires monthly interest payments on any outstanding balance based on a pricing grid under which the interest rate resets based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow amounts utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin. The credit agreement contains quarterly financial covenants including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio and a minimum fixed charge coverage ratio. At June 30, 2007, we were in compliance with all the financial covenants in the credit agreement. At June 30, 2007 and December 31, 2006, we had no borrowings outstanding under the line of credit. At June 30, 2007, we had $11.0 million available for future borrowings and $4.0 million issued as a standby letter of credit which is utilized as collateral for our financial assurance policies for closure and post-closure obligations.

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
Changes to reported closure and post-closure obligations were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2007	June 30, 2007

Beginning obligation	$12,961	$12,816
Accretion expense	265	529
Payments	(186)	(333)
Adjustments	31	59

Ending obligation	$13,071	$13,071
Less current portion	(1,567)	(1,567)

Long-term portion	$11,504	$11,504

NOTE 9 — INCOME TAXES
On January 1, 2007, we adopted the provisions of FIN 48 and this adoption did not have an impact on our consolidated financial statements. As of January 1, 2007 and at June 30, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and six months ended June 30, 2007 and 2006 were not material.
Our effective income tax rate for three and six months ended June 30, 2007 was 39.3% and for the three and six months ended June 30, 2006 were 37.2% and 37.4%, respectively. The effective tax rate for the three and six months ended June 30, 2007 reflects a 1% increase in our federal statutory rate from 34% to 35% on higher earnings as well as increases in non-tax-deductible expense on incentive stock options. During the first quarter of 2007 we utilized the remaining $2.5 million federal net operating loss carryforwards (“NOLs”) that were available at December 31, 2006, and began paying our tax obligations from operating cash flows during the second quarter of 2007.
We currently have tax years 2003 through 2006 subject to review or audit by taxing authorities in certain jurisdictions where we conduct business.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of June 30, 2007, we did not have any significant pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended June 30,
	2007		2006
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$5,084	$5,084	$4,927	$4,927

Weighted average common shares outstanding	18,216	18,216	18,116	18,116

Dilutive effect of stock options and restricted stock		38		141

Weighted average shares outstanding		18,254		18,257
Earnings per share	$0.28	$0.28	$0.27	$0.27

Anti-dilutive shares excluded from calculation		153		—

	Six Months Ended June 30,
	2007		2006
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$10,019	$10,019	$9,106	$9,106

Weighted average common shares outstanding	18,213	18,213	17,997	17,997
Dilutive effect of stock options and restricted stock		41		135

Weighted average shares outstanding		18,254		18,132
Earnings per share	$0.55	$0.55	$0.51	$0.50

Anti-dilutive shares excluded from calculation		153		—

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

Summarized financial information concerning our reportable segments is shown in the following tables:

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Three months ended June 30, 2007
Revenue	$41,261	$6	$—	$41,267
Transportation costs	19,760	—	—	19,760
Other direct operating costs	9,744	110	—	9,854

Gross profit	11,757	(104)	—	11,653
Selling, general & administration	1,291	—	2,183	3,474

Operating income (loss)	10,466	(104)	(2,183)	8,179
Interest income, net	3	—	146	149
Other income	(18)	66	—	48

Income (loss) before tax	10,451	(38)	(2,037)	8,376
Tax expense	—	—	3,292	3,292

Net income (loss)	$10,451	$(38)	$(5,329)	$5,084

Depreciation, amortization & accretion	$2,243	$78	$9	$2,330
Capital expenditures	$4,771	$2	$3	$4,776
Total assets	$93,363	$125	$17,691	$111,179

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Three months ended June 30, 2006
Revenue	$29,918	$6	$—	$29,924
Transportation costs	11,459	—	—	11,459
Other direct operating costs	7,847	93	—	7,940

Gross profit	10,612	(87)	—	10,525
Selling, general & administration	1,283	1	1,777	3,061

Operating income (loss)	9,329	(88)	(1,777)	7,464
Interest income, net	7	—	197	204
Other income	1	173	—	174

Income (loss) before tax	9,337	85	(1,580)	7,842
Tax expense	—	—	2,915	2,915

Net income (loss)	$9,337	$85	$(4,495)	$4,927

Depreciation, amortization & accretion	$1,896	$90	$6	$1,992
Capital expenditures	$2,921	$4	$54	$2,979
Total assets	$70,904	$83	$25,602	$96,589

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Six Months Ended June 30, 2007
Revenue	$80,221	$10	$—	$80,231
Transportation costs	36,931	—	—	36,931
Other direct operating costs	19,916	217	—	20,133

Gross profit	23,374	(207)	—	23,167
Selling, general & administration	2,587	—	4,486	7,073

Operating income (loss)	20,787	(207)	(4,486)	16,094
Interest income, net	7	—	352	359
Gain on litigation settlement	—	—	—	—
Other income (expense)	(14)	66	—	52

Income (loss) before tax	20,780	(141)	(4,134)	16,505
Tax expense	—	—	6,486	6,486

Net income (loss)	$20,780	$(141)	$(10,620)	$10,019

Depreciation, amortization & accretion	$4,509	$155	$17	$4,681
Capital expenditures	$8,543	$5	$3	$8,551
Total assets	$93,363	$125	$17,691	$111,179

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Six Months Ended June 30, 2006
Revenue	$51,436	$10	$—	$51,446
Transportation costs	16,516	—	—	16,516
Other direct operating costs	14,511	184	—	14,695

Gross profit	20,409	(174)	—	20,235
Selling, general & administration	2,613	1	3,930	6,544

Operating income (loss)	17,796	(175)	(3,930)	13,691
Interest income, net	17	—	374	391
Other income (expense)	(14)	173	299	458

Income (loss) before tax	17,799	(2)	(3,257)	14,540
Tax expense	—	—	5,434	5,434

Net income (loss)	$17,799	$(2)	$(8,691)	$9,106

Depreciation, amortization & accretion	$3,654	$180	$12	$3,846
Capital expenditures	$10,673	$53	$54	$10,780
Total assets	$70,904	$83	$25,602	$96,589
NOTE 13 — SUBSEQUENT EVENT
On July 2, 2007, we declared a dividend of $0.15 per common share to stockholders of record on July 13, 2007. The dividend was paid out of cash on hand on July 20, 2007 in an aggregate amount of $2.7 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
American Ecology Corporation, through its subsidiaries, is a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including refineries and chemical production facilities, electric utilities, steel mills and medical and academic institutions. The majority of our revenue is derived from fees charged for the treatment and disposal of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also manage packaging and transportation to our facilities, which contributes significant revenue to our operations. We have been in the waste services business for 55 years.
A significant portion of our disposal revenue is attributable to discrete waste clean-up projects (“Event Business”) which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. The typically limited advance notice on smaller Event Business projects also limits the precision of forward-looking financial projections. This variability is also influenced by our provision of rail transportation services to certain Event Business customers. The types and amounts of waste received from recurring customers (“Base Business”) also vary quarter to quarter. Service mix variations also cannot be forecast with precision, and can produce significant quarter-to-quarter differences in revenue, gross profit, gross margin and operating profit. Our strategy is to continue expanding our Base Business while simultaneously securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.
Depending on project-specific circumstances, transportation services may be offered at or near our cost to secure additional disposal work. For waste transported from eastern U.S. locations such as the Jersey City (for Honeywell), Pennsylvania (for Molycorp) and other distant areas where bundled service projects now shipping waste to our Grand View, Idaho facility, transportation-related revenue can be in the range of two-thirds (66%) to three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall margin, this strategy has allowed us to win projects that we could not otherwise compete for. Securing these projects and the increased waste throughput they provide increases operating leverage and profitability at our disposal sites. While we seek to increase higher margin disposal services, management believes that increasing operating income and net income are higher priorities than increasing margin and will continue to aggressively bid bundled transportation and disposal opportunities based on this income growth strategy.

Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2007 and 2006 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended June 30,				Six Months Ended June 30,
share amounts)	2007	%	2006	%	2007	%	2006	%

Revenue	$41,267	100.0%	$29,924	100.0%	$80,231	100.0%	$51,446	100.0%
Transportation costs	19,760	47.9%	11,459	38.3%	36,931	46.0%	16,516	32.1%
Other direct operating costs	9,854	23.9%	7,940	26.5%	20,133	25.1%	14,695	28.6%

Gross profit	11,653	28.2%	10,525	35.2%	23,167	28.9%	20,235	39.3%

Selling, general and administrative expenses	3,474	8.4%	3,061	10.3%	7,073	8.7%	6,544	12.7%

Operating income	8,179	19.8%	7,464	24.9%	16,094	20.2%	13,691	26.6%

Other income (expense):
Interest income	150	0.4%	205	0.7%	361	0.4%	393	0.8%
Interest expense	(1)	0.0%	(1)	0.0%	(2)	0.0%	(2)	0.0%
Other	48	0.1%	174	0.6%	52	0.0%	458	0.9%

Income before income taxes	8,376	20.3%	7,842	26.2%	16,505	20.6%	14,540	28.3%
Income tax	3,292	8.0%	2,915	9.7%	6,486	8.1%	5,434	10.6%

Net income	$5,084	12.3%	$4,927	16.5%	$10,019	12.5%	$9,106	17.7%

Earnings per share:
Basic	$0.28		$0.27		$0.55		$0.51
Dilutive	$0.28		$0.27		$0.55		$0.50

Shares used in earnings per share calculation:
Basic	18,216		18,116		18,213		17,997
Dilutive	18,254		18,257		18,254		18,132

Dividends paid per share	$0.15		$0.15		$0.30		$0.30

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenue - Revenue increased 38% to $41.3 million for the second quarter of 2007, up from $29.9 million for the second quarter of 2006. This increase was a result of higher disposal revenue and increased revenue from our bundled rail transportation and waste disposal contract with Honeywell, Molycorp and multiple other customers with rail and truck-served clean-up projects. During the second quarter of 2007, we disposed of approximately 275,000 tons of hazardous and low activity radioactive waste in our landfills, up 29% from the 213,000 tons that we disposed of in the second quarter of 2006. This was the highest quarterly disposal volume in our history. The average selling price for treatment and disposal services (excluding transportation) during the second quarter of 2007 was 4% above our average selling price in the second quarter of 2006. The latter increase in average selling price reflects a greater mix of higher priced niche services as compared to the second quarter of 2006.
During the second quarter of 2007, treatment and disposal revenue from recurring, Base Business grew 22%. This represented 47% of our non-transportation revenue as compared to 43% of non-transportation revenue in the second quarter of 2006. Base Business revenue increased as a result of strong growth in our refinery, third-party broker and steel mill business. Specifically, treatment and disposal revenue from refinery customers grew approximately 65% reflecting the continued strong demand for these services and refinery production levels. Revenue from our steel mill customers grew 27% during the second quarter of 2007 over the same period in 2006 and third-party broker business was up 19% during the second quarter over quarter of 2007 over the same period in 2006.

Event Business revenue in the second quarter of 2007 increased 5% over the same quarter in 2006. Event Business customers represented 53% of our non-transportation revenue during the second quarter of 2007. The increase in our event business was due to increased volumes under our Honeywell and Molycorp contracts. These increases were partially offset by the August 2006 completion of a large, non-rate regulated project at our Richland, Washington facility that contributed to our Event Business in the second quarter of 2006.
Treatment and disposal revenue from private clean-up customers grew approximately 74% during the second quarter of 2007 over the same period last year. The Honeywell Jersey City project was the primary source of this growth, contributing 40% of total revenue, or $16.4 million. The Honeywell Jersey City project contributed 37% of total revenue for the second quarter of 2006, or $11.0 million. Also contributing to our private clean-up revenue growth for the three months ended June 30, 2007 was our bundled transportation and disposal contract with Molycorp which generated 12% of total revenue, or $4.8 million.
Both the Honeywell and Molycorp contracts generate significant revenue from the transportation component of our service. The transportation component is generally offered as a value-added service at little or no gross profit and can account for up to three-fourths of total project revenue. As a result, focusing on total revenue generated from a bundled transportation and disposal contract, such as Honeywell and Molycorp, may result in a customer or project being viewed as more significant than if transportation services were not included. Contribution to margin is also significantly effected by the type of waste involved. The Honeywell Jersey City chromite ore waste is a metals-bearing material requiring stabilization prior to disposal; a commoditized treatment service with significantly lower margins than low activity radioactive material that requires no treatment prior to disposal such as that from the Molycorp Pennsylvania project.
Rate-regulated business at our Richland, Washington low-level radioactive waste facility serving the Northwest Compact business increased 19% during the second quarter of 2007 as compared with the same quarter in 2006. This increase reflects timing on recognition of our state-approved annual revenue requirement.
Our government business revenue increased 12% during the second quarter of 2007 over the same quarter last year. Event Business clean-up work under the USACE contract contributed 7% of total revenue for the second quarter of 2007, or $3.0 million as compared to 12% in the same quarter last year, or $3.5 million. Other federal government agencies such as the Environmental Protection Agency utilize our USACE contract to streamline procurement and expedite clean-up of contaminated sites. The decline in total USACE contract revenue in the second quarter of 2007 as compared to the same quarter in 2006 reflects a decrease in the use of the USACE contract by other agencies. Revenue generated from USACE FUSRAP (Formerly Utilized Sites Remedial Action Program) sites increased approximately 10% in the second quarter of 2007 over the second quarter of 2006. We are currently serving five of the six active USACE FUSRAP clean-up sites now shipping waste.
Our other industry business revenue declined 50%. This decline was primarily due to a large non-rate regulated clean-up project served by our Richland, Washington facility that was completed in August 2006.
Gross Profit. Gross profit for the second quarter of 2007 increased by 11% to $11.7 million, up from $10.5 million in the second quarter of 2006. This increase reflects the higher volume of waste disposed during the second quarter of 2007 as compared to the same period last year. Gross profit as a percentage of total revenue (“Gross Margin Percentage”) decreased to 28.2% during the second quarter of 2007 as compared to 35.2% in the second quarter of 2006. This decline reflects the positive margin benefit in the second quarter of 2006 from the large, non rate-regulated clean-up project served by our Richland, Washington facility noted above as well as increased transportation services on the Honeywell Jersey City and Molycorp Pennsylvania projects. In general, the bundling of treatment, disposal and transportation services reduces gross margin relative to revenue due to the low or no margin transportation component which can comprises up to three-fourths (75%) of a specific transportation and disposal projects revenue.
Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expense declined to 8% in the second quarter of 2007 as compared to 10% for the second quarter of 2006. In total dollars, SG&A expenses increased 13% to $3.5 million up from $3.1 million for the second quarter of 2006. This reflects increased business activity, higher stock-based compensation expense, sales commissions, incentive compensation and administrative costs in support of the record waste volumes received.
Interest income. During the second quarter of 2007, we earned $150,000 of interest income as compared with $205,000 in the second quarter of 2006. This decrease was due to lower average balances of cash equivalents and short-term investments in the same period last year, partially offset by a higher average rate of interest earned on our financial investments.

Other income. Other income is used to record business activities that are not a part of our current year ordinary and usual revenue and expenses. During the second quarter of 2007 we recognized approximately $48,000 in net gain on the disposal of assets. This net gain was comprised of a $66,000 gain on the sale of excess land at a non-operating facility in Texas and an $18,000 loss on disposal of obsolete equipment. This compares to a $174,000 gain in the second quarter of 2006 on the disposal of excess land at the same non-operating facility in Texas.
Income tax expense. Our effective income tax rate for second quarter of 2007 and 2006 was 39.3% and 37.2%, respectively. The effective tax rate for the second quarter of 2007 reflects an increase of 1% in our federal statutory rate to 35% on higher earnings as well as an increase in non-tax-deductible expense on incentive stock options. During the first quarter of 2007 we utilized our remaining $2.5 million federal NOLs available at December 31, 2006, and began paying our tax obligations from operating cash flows.
On January 1, 2007, we adopted FIN 48 and the adoption had no impact on our consolidated financial statements. As of January 1, 2007 and at June 30, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended June 30, 2007 and 2006 were not material.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenue - Revenue increased 56% to $80.2 million for the first six months of 2007, up from $51.4 million for the first half of 2006. This increase reflects higher disposal revenue and increased revenue from our bundled rail transportation and waste disposal contracts with Honeywell, Molycorp and other customers with rail and truck-served projects. During the first six months of 2007, we disposed of approximately 543,000 tons of hazardous and radioactive waste in our landfills, up 37% from the 396,000 tons that we disposed of in the first six months of 2006. The average selling price for treatment and disposal services (excluding transportation) during the first six months of 2007 was 3% above our average selling price in the first six months of 2006. We believe this reflects a more favorable mix of higher priced niche services rather than an industry-wide pricing trend.
During the first six months of 2007, treatment and disposal revenue from recurring, Base Business grew 17%. This represented 43% of our non-transportation revenue as compared to 45% of non-transportation revenue in the first half of 2006. Base Business revenue increased during the first six months of 2007 as a result of strong growth in our refinery, third-party broker and steel mill business. Specifically, revenue from our refinery service line continued to grow, up 42% during the first six months of 2007 over the same period in 2006. Revenue from our third-party broker and steel mill businesses grew 21% and 18%, respectively during the first six months of 2007 as compared with the first six months of 2006
Treatment and disposal revenue from private cleanup customers grew approximately 187% during the first six months of 2007 over the same period last year. The Honeywell Jersey City project was the primary contributor to this growth, contributing 38% of total revenue, or $30.6 million. This compares to 24% of total revenue for the first six months of 2006, or $12.4 million. Other contributors include a private Brownfield redevelopment project that was completed in early April 2007 and the Molycorp Pennsylvania project. All of these projects included a significant bundled truck and/or rail transportation component.
Revenue from our Event Business was 26% higher in the first six months of 2007 than the same period in 2006, and represented 57% of our non-transportation revenue. This Event Business growth was due primarily to higher disposal revenue from the Honeywell Jersey City project (which temporarily suspended shipments in January 2006 to April 2006), two clean-up projects shipped to our Beatty, Nevada facility that were largely completed in the first quarter of 2007 and disposal revenue from our contract with Molycorp.
Our government business revenue increased 16% during the first six months of 2007 over the same period last year. This reflects increased shipments from a recently completed military base clean-up project shipped to our Beatty, Nevada facility, partially offset by lower shipments under our Grand View, Idaho facility’s USACE contract. Event Business clean-up work under the USACE contract contributed 7% of total revenue for the first six months of 2007, or $6.0 million, as compared to 17% in the same period last year, or $8.6 million. Revenue generated by USACE FUSRAP projects declined approximately 19% in the first six months of 2007 as compared to the first six months of 2006. While we added a new USACE FUSRAP project and are receiving waste from five of the six active FUSRAP projects shipping waste, waste from these sites did not completely replace shipments from FUSRAP projects in 2006. All of the project sites involved are multi-year efforts with multiple task orders. We expect revenue from the USACE FUSRAP program to be flat or down slightly in 2007 compared to 2006.

Our other industry and rate-regulated business revenue declined 49% and 10%, respectively, during the first six months of 2007 as compared with the first six months of 2006. The other industry category decline was primarily due to a large non-rate regulated project shipping to our Richland, Washington facility that was completed in August 2006. The decline in our Richland, Washington facility’s rate-regulated low-level radioactive waste interstate compact business was timing related and we expect to recognize the remaining approved revenue requirement over the balance of 2007.
Gross Profit. Gross profit for the first six months of 2007 increased by 14% to $23.2 million, up from $20.2 million in the first half of 2006. This increase reflects the higher volume of waste disposed of during the first six months of 2007 as compared to the same period last year. Gross margin decreased to 28.9% during the first six months of 2007 as compared to 39.3% in the first six months of 2006. This decrease reflects increased rail and truck transportation services on the Honeywell Jersey City and Molycorp Pennsylvania projects provided by our Grand View, Idaho facility, a large Brownfield redevelopment project trucked to our Beatty, Nevada facility and other work awarded to us based on our ability to deliver bundled rail and/or truck transportation services.
The mix of waste received during the first six months of 2007 also contributed to a lower gross margin percentage as a result of a higher mix of waste, including the Honeywell Jersey City project shipments, requiring commoditized treatment services involving lower margins than higher priced “niche” treatment work. Use of additives is a variable cost that is dependent on the types of waste treated and the specific additives used. The gross margin percentage during the first six months of 2006 benefited from a large, non rate-regulated project at our Richland Washington facility that was completed in August 2006.
SG&A. SG&A expense declined to 9% of revenue in the first six months of 2007, down from 13% for the first six months of 2006, based on increased revenue. In total dollars, SG&A expenses increased 8.1% to $7.1 million, up from $6.5 million for the first half of 2006. This increase in SG&A spending was due primarily to increased business activity, higher stock-based compensation expense, sales commissions, provisions for bad debts and administrative costs in support of the record waste volumes received.
Interest income. During the first six months of 2007, we earned $361,000 of interest income as compared with $393,000 in the first six months of 2006. This decrease was due to lower average balances of cash equivalents and short-term investments in the same period last year, partially offset by a higher average rate of interest earned on our financial investments.
Other income. Other income for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006

Net gain on sale of property and equipment	$48	$166
Reimbursement of legal expenses	—	299
Other	4	(7)

	$52	$458

Income tax expense. Our effective income tax rate for first six months of 2007 and 2006 was 39.3% and 37.4%, respectively. The effective tax rate for the first six months of 2007 reflects an increase of 1% in our federal statutory rate to 35% on higher earnings as well as increases in non-tax-deductible expense on incentive stock options. During the first quarter of 2007 we utilized our remaining $2.5 million federal NOLs available at December 31, 2006, and began paying our tax obligations from operating cash flows.
Critical Accounting Policies
Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K.
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

Liquidity and Capital Resources
Our principal source of cash is from operations. The $8.0 million in cash and short-term investments at June 30, 2007 was comprised of short-term investments, $4.2 million of which were not required for operations. At June 30, 2007, cash immediately available for operations was $3.8 million.
We have a $15.0 million unsecured line-of-credit agreement that matures in June 2008 to supplement daily working capital as needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing the Prime Rate or LIBOR, plus an applicable spread. We have a standby letter of credit to support our closure and post-closure obligation of $4 million that expires in September 2007. At June 30, 2007, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.
We believe that cash on hand and cash flow from operations, augmented if needed by periodic borrowings under the line of credit, will be sufficient to meet our cash needs during the next 12 months.
Operating Activities - For the six months ended June 30, 2007, net cash provided by operating activities was $11.6 million. This was primarily attributable to net income of $10.0 million, changes in deferred taxes of $1.5 million, increases in accounts payable and utilization of our income tax receivable. Partially offsetting these sources of cash were increases in receivables (net of deferred revenue) of $4.9 million and increases in other assets of $1.3 million. The increase in net income is discussed above under Results of Operations. During the first six months of 2007, we fully utilized our federal NOLs and began using cash to pay our tax obligations. The increase in accounts receivable is directly tied to higher disposal and transportation revenue in the first half of 2007 as compared to the same period in 2006. Longer billing cycles for our largest customers contributed to the increase in accounts receivable for the first quarter of 2007, during which days sales outstanding increased to 72 days as of June 30, 2007 compared to 64 days at December 31, 2006 and 60 days at June 30, 2006. For the six months ended June 30, 2006, net cash from operating activities was $9.1 million. This was primarily due to net income of $9.1 million and changes in deferred taxes of $4.9 million, partially offset by increases in receivables (net of deferred revenue) of $6.2 million and a decrease in accounts payable and accrued liabilities of $1.1 million.
Investing Activities - For the six months ended June 30, 2007, net cash used in investing activities was $6.7 million. Significant transactions affecting cash used in investing activities during the six months ended June 30, 2007 include capital expenditures of $8.6 million. Capital expenditures were primarily for construction of a new treatment and storage buildings at our Beatty, Nevada; a new storage building and laboratory at our Robstown, Texas facility; construction of additional disposal capacity at our Texas facility and equipment purchases for each of our three hazardous waste facilities.
Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.0 million. For the six months ended June 30, 2006, net cash used in investing activities was $8.1 million. During the six months ended June 30, 2006 we invested $10.8 million in capital expenditures, transferred $4.5 million of cash to restricted trust accounts used as collateral for our closure and post-closure obligations and received $7.2 million of cash from maturities of short-term investments, net of purchases. Major capital projects in the first six months of 2006 included the purchase of new railcars, construction of rail transload facilities in Idaho and Texas and construction of additional disposal capacity at our Texas facility.
Financing Activities - For the six months ended June 30, 2007 and 2006, net cash used in financing activities was $4.9 million and $3.0 million, respectively. This was primarily attributable to payment of dividends, partially offset by proceeds from stock option exercises and associated tax benefits related to those exercises.

Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see our 2006 Annual Report on Form 10-K. There have not been any material changes in our contractual obligations and guarantees during the first six months of 2007, except for the following:
•	On April 26, 2007 we renewed our lease with the State of Nevada modifying a lease of real property under which we operate our Beatty, Nevada hazardous waste facility. The terms of the amendment provide for continuance of the lease as a year-to-year periodic tenancy until (i) the site reaches full capacity and can no longer accept waste (estimated at approximately 20 years); (ii) the lease is terminated by us at our option; or (iii) the lessor terminates the lease in accordance with the violation provisions of the lease. All other terms of the Lease, including those relating to rents and fees, remain unchanged.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes, and do not enter into transactions denominated in currencies other than the U.S. dollar.
We have minimal interest rate risk on investments or other assets. At June 30, 2007, approximately $8.0 million was held in cash or short-term investments at terms ranging from overnight to sixty days. Together, these items earn interest at the rate of approximately 5% per year.
We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.
Item 4. Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.
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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in Section 1A of Part II Other Information in this Form 10-Q and filed in our Annual Report on Form 10-K could harm our business, prospects, operating results, and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 17, 2007, and transacted the following business:
1) Election of Directors

Nominee	Votes For	Votes Withheld
Roy C. Eliff	17,334,510	53,795
Edward F. Heil	16,947,464	440,841
Kenneth C. Leung	16,550,538	837,767
John W. Poling	17,324,456	63,849
Stephen A. Romano	16,950,382	437,923
Richard T. Swope	17,341,788	46,517
At a meeting of the new Board of Directors subsequent to the annual stockholder meeting, the board appointed Mr. Kenneth C. Leung to serve as Chairman of the Board and made the following committee appointments:

Corporate Governance and
Audit Committee	Compensation Committee	Nominating Committee
John W. Poling, Chairman	Roy C. Eliff, Chairman	Richard T. Swope, Chairman
Roy C. Eliff	Richard T. Swope	Edward F. Heil
Richard T. Swope	John W. Poling	John W. Poling
2)	Ratification of the Appointment of Moss Adams LLP as Our Independent Registered Public Accountant

Votes For	Votes Against	Abstentions	Broker Non-Voted
17,370,726	9,877	7,701	—

Item 5. Other Information
The Company has completed the process of evaluating the costs and benefits of the potential construction of a rail transload facility located in northern New Jersey primarily to service the Honeywell Jersey City clean-up project. The Company has completed all of the engineering design plans and received state approvals necessary to develop the proposed New Jersey rail transload facility. Based on the combined impact of higher than estimated construction and operation costs for the New Jersey facility and reduced trucking and rail transload costs relating to the eastern Pennsylvania rail facility that the Company currently utilizes, management has decided to indefinitely postpone the construction of the New Jersey rail facility. The Company intends to continue using the Pennsylvania facility for its Honeywell contract and certain other projects. The Company will continue to evaluate the most cost-effective rail transportation options for future projects, including a potential New Jersey facility.
Item 6. Exhibits
10.3	Lease Agreement between US Ecology Nevada, Inc. and the State of Nevada, amended April 17, 2006

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Ecology Corporation

(Registrant)

Date: August 6, 2007	/s/ Jeffrey R. Feeler

Jeffrey R. Feeler
Vice President and
Chief Financial Officer