Form 10-Q
period 2007-09-30
AMERICAN ECOLOGY CORP
filed 2007-10-29
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007
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
Yes ☐      No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 25, 2007 was 18,231,140.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2007	December 31,
	(unaudited)	2006
Assets

Current Assets:
Cash and cash equivalents	$9,095	$3,775
Short-term investments	2,190	6,120
Receivables, net	28,600	27,692
Prepaid expenses and other current assets	4,287	2,639
Income tax receivable	—	650
Deferred income taxes	1,139	2,166

Total current assets	45,311	43,042

Property and equipment, net	61,877	55,460
Restricted cash	4,841	4,691
Deferred income taxes	460	848

Total assets	$112,489	$104,041

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,252	$6,866
Deferred revenue	4,324	3,612
Accrued liabilities	7,670	3,544
Accrued salaries and benefits	2,045	1,943
Customer advances	338	1,866
Income tax payable	1	—
Current portion of closure and post-closure obligations	2,017	656
Current portion of long-term debt	6	6

Total current liabilities	20,653	18,493

Long-term closure and post-closure obligations	11,176	12,160
Long-term debt	19	24
Other long-term liabilities	—	9

Total liabilities	31,848	30,686

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,231 and 18,174 shares issued and outstanding, respectively	182	182
Additional paid-in capital	58,483	57,532
Retained earnings	21,976	15,641

Total stockholders’ equity	80,641	73,355

Total liabilities and stockholders’ equity	$112,489	$104,041

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$39,427	$27,464	$119,658	$78,910
Transportation costs	18,935	12,683	55,866	29,199
Other direct operating costs	10,224	7,874	30,357	22,569

Gross profit	10,268	6,907	33,435	27,142

Selling, general and administrative expenses	3,636	2,902	10,709	9,446
Business interruption insurance claim	—	(704)	—	(704)

Operating income	6,632	4,709	22,726	18,400

Other income (expense):
Interest income	189	215	550	608
Interest expense	—	(6)	(2)	(8)
Other	10	—	62	458

Total other income	199	209	610	1,058

Income before income taxes	6,831	4,918	23,336	19,458
Income tax	2,313	1,925	8,799	7,359

Net income	$4,518	$2,993	$14,537	$12,099

Earnings per share:
Basic	$0.25	$0.17	$0.80	$0.67
Dilutive	$0.25	$0.16	$0.80	$0.66

Shares used in earnings per share calculation:
Basic	18,220	18,129	18,215	18,046
Dilutive	18,257	18,237	18,255	18,215

Dividends paid per share	$0.15	$0.15	$0.45	$0.45

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$14,537	$12,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,039	5,796
Deferred income taxes	1,415	5,579
Stock-based compensation expense	420	243
Accretion of interest income	(140)	(299)
Net gain on sale of property and equipment	(58)	(166)
Changes in assets and liabilities:
Receivables	(908)	(5,204)
Income tax receivable	650	808
Insurance receivable	—	157
Other assets	(1,648)	133
Accounts payable and accrued liabilities	542	(2,120)
Deferred revenue	712	1,804
Accrued salaries and benefits	102	(1,023)
Income tax payable	1	—
Closure and post-closure obligations	(416)	(947)

Net cash provided by operating activities	22,248	16,860

Cash Flows From Investing Activities:
Purchases of short-term investments	(22,700)	(24,393)
Purchases of property and equipment	(13,264)	(15,731)
Restricted cash	(150)	(4,617)
Maturities of short-term investments	26,770	38,909
Proceeds from sale of property and equipment	92	174

Net cash used in investing activities	(9,252)	(5,658)

Cash Flows From Financing Activities:
Dividends paid	(8,202)	(8,096)
Proceeds from stock option exercises	328	1,778
Tax benefit of common stock options	203	551
Other	(5)	(1)

Net cash used in financing activities	(7,676)	(5,768)

Increase in cash and cash equivalents	5,320	5,434

Cash and cash equivalents at beginning of period	3,775	3,641

Cash and cash equivalents at end of period	$9,095	$9,075

Supplemental Disclosures
Income taxes paid	$6,523	$404
Interest paid	2	8
Non-cash investing and financing activities:
Capital expenditures in accounts payable	342	2,613
Acquisition of equipment with capital leases	—	34
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.
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
FIN 48. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective on January 1, 2007 and this adoption did not impact our consolidated financial statements. See Note 9 — Income Taxes.

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
SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.
NOTE 3 — CONCENTRATION AND CREDIT RISK
Major Customers. The following customers represented 10% or more of our revenue during the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended	Three Months Ended
Customer	September 30, 2007	September 30, 2006

Honeywell International, Inc.	45%	52%

	Nine Months Ended	Nine Months Ended
Customer	September 30, 2007	September 30, 2006

Honeywell International, Inc.	40%	34%
U.S. Army Corps of Engineers	7%	11%

Receivable balances from customers that exceed 10% of our total trade receivables as of September 30, 2007 were as follows:

% of Trade
Accounts Receivable
Customer	as of September 30, 2007

Honeywell International, Inc.	48%
Credit Risk Concentration. We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Short-term investments are quasi-governmental debt obligations, such as the Federal Home Loan Bank or high-grade commercial paper, and currently have a maximum maturity of approximately 60 days.
Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell International, Inc. (“Honeywell”) for which potentially significant credit risk exists. This risk is partially mitigated by Honeywell’s obligation under a federal court order to complete the work we are performing for them within specified timeframes. Typically, we do not require customers to provide collateral to secure their obligations to us.
NOTE 4 — SHORT-TERM INVESTMENTS
Short-term investments, which are accounted for as available-for-sale, were as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Fixed maturity securities
Commercial paper	$993	$4,122
Federal Home Loan	1,197	1,998

Total	$2,190	$6,120

NOTE 5 — RECEIVABLES
Receivables were as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Trade	$27,120	$27,536
Unbilled revenue	1,138	237
Other	446	29

	28,704	27,802
Allowance for doubtful accounts	(104)	(110)

	$28,600	$27,692

NOTE 6 — PROPERTY AND EQUIPMENT

	September 30,	December 31,
(in thousands)	2007	2006

Cell development costs	$28,366	$28,366
Land and improvements	8,880	8,816
Buildings and improvements	26,142	18,264
Railcars	17,375	17,375
Vehicles and other equipment	19,952	17,479
Construction in progress	7,477	5,590

	108,192	95,890
Accumulated depreciation and amortization	(46,315)	(40,430)

	$61,877	$55,460

Depreciation expense for the three months ended September 30, 2007 and 2006 was $2.1 million and $1.7 million, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $6.2 million and $5.0 million, respectively.
NOTE 7 — LINE OF CREDIT
We have a $15.0 million unsecured line-of-credit agreement with Wells Fargo Bank maturing in June 2008. This line of credit requires monthly interest payments on any outstanding balance based on a pricing grid under which the interest rate resets based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow amounts utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable margin. The credit agreement contains quarterly financial covenants including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio and a minimum fixed charge coverage ratio. At September 30, 2007, we were in compliance with all of the financial covenants in the credit agreement. At September 30, 2007 and December 31, 2006, we had no borrowings outstanding under the line of credit. At September 30, 2007, we had $11.0 million available for future borrowings and $4.0 million issued as a standby letter of credit which is used as collateral for our financial assurance policies for closure and post-closure obligations.
NOTE 8 — CLOSURE AND POST-CLOSURE OBLIGATIONS
Closure and post-closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated consistent with SFAS No. 5, Accounting for Contingencies, with the liability calculated in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated post-closure, remediation and other costs when necessary. Our recorded liabilities are based on best estimates of future costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, permit conditions, inflation and other factors.
Changes to reported closure and post-closure obligations were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2007

Beginning obligation	$13,071	$12,816
Accretion expense	264	793
Payments	(184)	(517)
Adjustments	42	101

Ending obligation	$13,193	$13,193
Less current portion	(2,017)	(2,017)

Long-term portion	$11,176	$11,176

NOTE 9 — INCOME TAXES
On January 1, 2007, we adopted the provisions of FIN 48. This adoption did not have an impact on our consolidated financial statements. As of January 1, 2007 and at September 30, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and nine months ended September 30, 2007 and 2006 were not material.
Our effective income tax rate for three and nine months ended September 30, 2007 was 33.9% and 37.7%, respectively compared to 39.1% and 37.8% for the three and nine months ended September 30, 2006, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2007 is due primarily to the realization of higher state investment tax credits on our filed tax returns in the amount of $325,000. A reduction in our estimated annual effective tax rate from 39.3% to 39.1% also contributed to the decrease. These reductions were partially offset by a 1% increase in our federal statutory rate in 2007 from 34% to 35% on higher earnings as well as increases in non-tax-deductible expenses on incentive stock options. During the first quarter of 2007, we utilized the remaining $2.4 million of federal net operating loss carry forwards (“NOLs”) that were available at December 31, 2006, and began paying our tax obligations from operating cash flows during the second quarter of 2007.

We currently have tax years 2003 through 2006 subject to review or audit by taxing authorities in certain jurisdictions where we conduct business.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups regarding permitting of facilities, alleged permit violations, or alleged damages from exposure to hazardous substances purportedly released from our operating or closed facilities, as well as other litigation. We maintain insurance coverages for property and damage claims which may be asserted. Periodically, management reviews and may establish reserves for administrative and legal matters, or fees expected to be incurred on such matters. As of September 30, 2007, we did not have any significant pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.
NOTE 11 — COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended September 30,
	2007		2006
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$4,518	$4,518	$2,993	$2,993

Weighted average common shares outstanding	18,220	18,220	18,129	18,129

Dilutive effect of stock options and restricted stock		37		108

Weighted average shares outstanding		18,257		18,237

Earnings per share	$0.25	$0.25	$0.17	$0.16

Anti-dilutive shares excluded from calculation		155		151

	Nine Months Ended September 30,
	2007		2006
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$14,537	$14,537	$12,099	$12,099

Weighted average common shares outstanding	18,215	18,215	18,046	18,046

Dilutive effect of stock options and restricted stock		40		169

Weighted average shares outstanding		18,255		18,215

Earnings per share	$0.80	$0.80	$0.67	$0.66

Anti-dilutive shares excluded from calculation		157		151

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
Summarized financial information concerning our reportable segments is shown in the following tables:

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Three months ended September 30, 2007
Revenue	$39,420	$7	$—	$39,427
Transportation costs	18,935	—	—	18,935
Other direct operating costs	10,101	123	—	10,224

Gross profit	10,384	(116)	—	10,268
Selling, general & administration	1,288	—	2,348	3,636
Business interruption claim	—	—	—	—

Operating income (loss)	9,096	(116)	(2,348)	6,632
Interest income, net	5	—	184	189
Other income	10	—	—	10

Income (loss) before tax	9,111	(116)	(2,164)	6,831
Tax expense	—	—	2,313	2,313

Net income (loss)	$9,111	$(116)	$(4,477)	$4,518

Depreciation, amortization & accretion	$2,271	$77	$10	$2,358
Capital expenditures	$4,689	$—	$24	$4,713
Total assets	$91,020	$60	$21,409	$112,489

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Three months ended September 30, 2006
Revenue	$27,458	$6	$—	$27,464
Transportation costs	12,683	—	—	12,683
Other direct operating costs	7,781	93	—	7,874

Gross profit	6,994	(87)	—	6,907
Selling, general & administration	1,353	—	1,549	2,902
Business interruption claim	(704)	—	—	(704)

Operating income (loss)	6,345	(87)	(1,549)	4,709
Interest income, net	7	—	202	209
Other income	—	—	—	—

Income (loss) before tax	6,352	(87)	(1,347)	4,918
Tax expense	—	—	1,925	1,925

Net income (loss)	$6,352	$(87)	$(3,272)	$2,993

Depreciation, amortization & accretion	$1,852	$89	$8	$1,949
Capital expenditures	$4,623	$6	$22	$4,651
Total assets	$74,833	$86	$22,219	$97,138

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Nine Months Ended September 30, 2007
Revenue	$119,641	$17	$—	$119,658
Transportation costs	55,866	—	—	55,866
Other direct operating costs	30,017	340	—	30,357

Gross profit	33,758	(323)	—	33,435
Selling, general & administration	3,875	—	6,834	10,709
Business interruption claim	—	—	—	—

Operating income (loss)	29,883	(323)	(6,834)	22,726
Interest income, net	12	—	536	548
Gain on litigation settlement	—	—	—	—
Other income (expense)	(4)	66	—	62

Income (loss) before tax	29,891	(257)	(6,298)	23,336
Tax expense	3	—	8,796	8,799

Net income (loss)	$29,888	$(257)	$(15,094)	$14,537

Depreciation, amortization & accretion	$6,780	$232	$27	$7,039
Capital expenditures	$13,232	$5	$27	$13,264
Total assets	$91,020	$60	$21,409	$112,489

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Nine Months Ended September 30, 2006
Revenue	$78,894	$16	$—	$78,910
Transportation costs	29,199	—	—	29,199
Other direct operating costs	22,292	277	—	22,569

Gross profit	27,403	(261)	—	27,142
Selling, general & administration	3,966	1	5,479	9,446
Business interruption claim	(704)	—	—	(704)

Operating income (loss)	24,141	(262)	(5,479)	18,400
Interest income, net	22	—	578	600
Other income (expense)	(14)	173	299	458

Income (loss) before tax	24,149	(89)	(4,602)	19,458
Tax expense	—	—	7,359	7,359

Net income (loss)	$24,149	$(89)	$(11,961)	$12,099

Depreciation, amortization & accretion	$5,506	$270	$20	$5,796
Capital expenditures	$15,596	$59	$76	$15,731
Total assets	$74,833	$86	$22,219	$97,138
NOTE 13 — SUBSEQUENT EVENT
On October 1, 2007, we declared a dividend of $0.15 per common share to stockholders of record on October 12, 2007. The dividend was paid out of cash on hand on October 19, 2007 in an aggregate amount of $2.7 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
American Ecology Corporation, through its subsidiaries, is a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including refineries and chemical production facilities, electric utilities, steel mills and medical and academic institutions. The majority of our revenue is derived from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also manage transportation to our facilities, which contributes significant revenue. We have been in the waste services business for 55 years.
A significant portion of our disposal revenue is attributable to discrete waste clean-up projects (“Event Business”) which vary substantially in size and duration. The one-time nature of Event Business necessarily creates variability in revenue and earnings. The typically limited advance notice on smaller Event Business projects limits the precision of forward-looking financial projections. This variability is also influenced by our provision of rail transportation services to certain Event Business customers. The types and amounts of waste received from recurring customers (“Base Business”) also vary quarter to quarter. Service mix variations also cannot be predicted with precision, and can produce significant quarter-to-quarter differences in revenue, gross profit, gross margin and operating profit. Our strategy is to continue expanding our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.
Depending on project-specific needs, transportation services may be offered at or near our cost to secure additional disposal work. For waste transported by rail from New Jersey (for Honeywell), Pennsylvania (for Molycorp) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for up to three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall margin, this value-added bidding strategy has allowed us to win multiple projects that we could not otherwise have successfully competed for. Winning these project awards and the increased waste volumes they provide increases operating leverage and profitability at our disposal sites. While waste treatment and other variable costs are project-specific, the contribution to profitability from each new project award generally increases as overall waste volumes increase. Management believes that maximizing operating leverage is a higher priority than maintaining or increasing margin and will continue to aggressively bid bundled transportation and disposal opportunities based on an income growth strategy.

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2007 and 2006 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended September 30,				Nine Months Ended September 30,
share amounts)	2007	%	2006	%	2007	%	2006	%

Revenue	$39,427	100.0%	$27,464	100.0%	$119,658	100.0%	$78,910	100.0%
Transportation costs	18,935	48.0%	12,683	46.2%	55,866	46.7%	29,199	37.0%
Other direct operating costs	10,224	26.0%	7,874	28.7%	30,357	25.4%	22,569	28.6%

Gross profit	10,268	26.0%	6,907	25.1%	33,435	27.9%	27,142	34.4%

Selling, general and administrative expenses	3,636	9.2%	2,902	10.6%	10,709	8.8%	9,446	12.0%
Business interruption insurance claim	—	0.0%	(704)	-2.6%	—	0.0%	(704)	-0.9%

Operating income	6,632	16.8%	4,709	17.1%	22,726	19.1%	18,400	23.3%

Other income (expense):
Interest income	189	0.5%	215	0.8%	550	0.4%	608	0.8%
Interest expense	—	0.0%	(6)	0.0%	(2)	0.0%	(8)	0.0%
Other	10	0.0%	—	0.0%	62	0.0%	458	0.6%

Total other income	199	0.5%	209	0.8%	610	0.4%	1,058	1.4%

Income before income taxes	6,831	17.3%	4,918	17.9%	23,336	19.5%	19,458	24.7%
Income tax	2,313	5.8%	1,925	7.0%	8,799	7.4%	7,359	9.4%

Net income	$4,518	11.5%	$2,993	10.9%	$14,537	12.1%	$12,099	15.3%

Earnings per share:
Basic	$0.25		$0.17		$0.80		$0.67
Dilutive	$0.25		$0.16		$0.80		$0.66

Shares used in earnings per share calculation:
Basic	18,220		18,129		18,215		18,046
Dilutive	18,257		18,237		18,255		18,215

Dividends paid per share	$0.15		$0.15		$0.45		$0.45

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenue — Revenue increased 44% to $39.4 million for the third quarter of 2007, up from $27.5 million for the third quarter of 2006. This growth reflected increased revenue from bundled transportation and disposal projects including the Honeywell and Molycorp contracts and other rail-served projects. Also contributing to revenue growth for the quarter was a steady flow of shipments under our multi-year contract with the U.S. Army Corps of Engineers (“USACE”). In the third quarter of last year, the USACE shipped significantly lower amounts of waste pending appropriation of funds for the federal government’s new fiscal year. During the third quarter of 2007, we disposed of 269,000 tons of hazardous and low-activity radioactive waste in our landfills, up 55% from the 173,000 tons disposed in the third quarter of 2006. Our average selling price for treatment and disposal services (excluding transportation) during the third quarter of 2007 was 9% below our average selling price in the third quarter of 2006. This decrease reflects changes in service mix that are inherent to the business.
During the third quarter of 2007, treatment and disposal revenue from recurring, Base Business grew 18% and was 47% of our non-transportation revenue, as compared to 55% of non-transportation revenue in the third quarter of 2006. Base Business revenue increased as a result of growth in our rate regulated, broker and refinery business areas. Event Business revenue in the third quarter of 2007 increased 66% over the same quarter in 2006 and represented 53% of our non-transportation revenue during the third quarter of 2007. As discussed in greater detail below, this primarily reflects the Molycorp project and a steady flow of shipments under our USACE contract. These increases more than offset the effect of a large, non-rate regulated project at our Richland, Washington facility that was completed in August of 2006.

The following table summarizes our third quarter 2007 revenue growth (both Base and Event Business) by industry customer type as compared with the third quarter of 2006.

Treatment and Disposal Revenue Growth
Three months ended September 30, 2007 vs.
Three months ended September 30, 2006

Federal cleanup	290%
Refinery	109%
Rate regulated	81%
Private cleanup	69%
Steel	2%
Broker	-4%
Other industry	-22%
The 290% growth in revenue from our federal government customers reflects a steady flow of shipments from USACE clean-up projects. The USACE contributed 7% of total revenue for the third quarter of 2007, or $2.9 million as compared to 2% in the same quarter last year, or $485,000. The higher third quarter 2007 USACE revenue is consistent with the range of revenue historically experienced under this ongoing, multi-year contract. USACE significantly curtailed shipments in the third quarter of 2006 pending appropriation of funds for the federal government’s new fiscal year.
Treatment and disposal revenue from refinery customers grew approximately 109% reflecting the continued strong demand for these services consistent with refinery production levels. Rate-regulated business at our Richland, Washington low-level radioactive waste facility serving the Northwest Compact business increased 81% during the third quarter of 2007 as compared with the same quarter in 2006. This increase reflects timing on recognition of our state-approved annual revenue requirement.
Treatment and disposal revenue from private clean-up customers grew approximately 69% during the third quarter of 2007 over the same period last year. The Honeywell Jersey City project was the primary source of this growth, contributing 45% of total revenue (including transportation services), or $17.9 million. The Honeywell Jersey City project contributed 52% of total revenue (including transportation services), or $14.3 million, for the third quarter of 2006. Also contributing to our private clean-up revenue growth for the third quarter of 2007 was our bundled transportation and disposal contract with Molycorp. This project contributed an additional 8% of total revenue, or $3.2 million.
Both the Honeywell and Molycorp contracts generate significant revenue from the transportation component of our services. Since transportation is generally provided at little or no profit and can account for up to three-fourths of total project revenue, overall project margins are substantially lower than projects that do not include transportation revenue. Contribution to earnings is also significantly affected by the type of waste disposed. The Honeywell Jersey City chromite ore waste is a metals-bearing hazardous waste requiring treatment prior to disposal. Treatment of metals-bearing waste streams is a commoditized service with lower margins than waste streams that require no treatment prior to disposal or higher margin niche treatment services such as thermal desorption and chemical oxidation of waste streams containing organic chemical compounds.
Treatment and disposal revenue from our steel mill customers grew 2% in the third quarter of 2007 over the same period last year. Third-party broker business declined 4% during the third quarter of 2007 over the same period in 2006. This decline was a result of multiple small Event projects shipped by brokers in the third quarter of 2006 that were not replaced in the third quarter of 2007.
Other industry revenue declined 22%. This decline was primarily due to a large non-rate regulated clean-up project served by our Richland, Washington facility that was completed in August 2006.
Management believes the changes in these business lines reflect normal variations in quarterly service mix.

Gross Profit. Gross profit for the third quarter of 2007 increased by 49% to $10.3 million, up from $6.9 million in the third quarter of 2006. This increase reflects the higher volume of waste disposed during the third quarter of 2007 as compared to the same period last year. Gross profit as a percentage of total revenue (“Gross Margin Percentage”) increased to 26% during the third quarter of 2007 as compared to 25% in the third quarter of 2006. This increase is the result of service mix as well as higher operating leverage delivered by the significant increase in volume during the third quarter of 2007 as compared to the same quarter last year. These factors were partially offset by a five week interruption in shipments from the Molycorp Pennsylvania project during the third quarter of 2007, which reduced our rail fleet utilization rate and negatively impacted gross margin for the quarter. This project interruption was due to changes in excavating and loading procedures performed by third party contractors to the customer. Shipments under the Molycorp project resumed in September 2007.
Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expense declined to 9% in the third quarter of 2007 as compared to 11% for the third quarter of 2006. In total dollars, SG&A expenses increased 25% to $3.6 million, up from $2.9 million for the third quarter of 2006. The growth in SG&A expense was due primarily to increased business activity, higher stock-based compensation expense, sales commissions, incentive compensation and administrative costs in support of the increased waste volumes received. SG&A expense for the quarter also included a $198,000 charge related to the write-off of engineering costs previously capitalized for a New Jersey rail transload facility. Development of the planned New Jersey rail facility site was cancelled based on increased construction and operating cost estimates and improved economic terms under our existing shipping arrangements. The Company may evaluate other New Jersey rail service options as future project opportunities arise.
2006 Business Interruption Insurance Claim Settlement. During the third quarter of 2006, we received $704,000 from the final settlement of a business interruption claim stemming from a July 2004 fire at our Robstown, Texas facility.
Interest income. During the third quarter of 2007, we earned $189,000 of interest income as compared with $215,000 in the third quarter of 2006. This decrease was due to lower average balances of cash equivalents and short-term investments in the third quarter of 2007 compared to the same period of 2006, partially offset by a higher average rate of interest earned on investments.
Other expense/income. Other expense/income records business activities not included in current year ordinary and usual revenue and expenses. In the third quarter of 2007 we recognized approximately $10,000 in net loss on the disposal of assets.
Income tax expense. Our effective income tax rate for third quarter of 2007 and 2006 was 33.9% and 39.1%, respectively. The decrease in the effective tax rate for the third quarter of 2007 is due to realization of higher state investment tax credits on our filed tax returns in the amount of $325,000 and a reduction in our estimated annual effective tax rate from 39.3% to 39.1%. Excluding the impact of the $325,000 benefit from state investment tax credits and future one-time tax adjustments, we expect our annual effective tax rate to be 39.1%.
On January 1, 2007, we adopted FIN 48. The adoption had no impact on our consolidated financial statements. At January 1, 2007 and September 30, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended September 30, 2007 and 2006 were not material.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenue — Revenue increased 52% to $119.7 million for the nine months ended September 30, 2007, up from $78.9 million for the nine months ended September 30, 2006. This increase reflects increased revenue from bundled rail transportation and disposal contracts as well as higher revenue at our Idaho, Nevada, and Texas operations. Our Beatty, Nevada facility delivered improved revenue growth in the first nine months of 2007 aided by two large clean-up projects that were substantially completed in the first quarter. Growth during the first nine months of 2007 more than offset a large non-rate regulated project at our Richland, Washington facility that was completed in August 2006. During the nine months ended September 30, 2007, we disposed of 812,000 tons of hazardous and radioactive waste in our landfills, up 43% from the 569,000 tons disposed in the same period last year. Our average selling price for treatment and disposal services (excluding transportation) in the first nine months of 2007 was 1% lower than our average selling price in the first nine months of 2006. Management believes this reflects changes in service mix that are inherent to the business.

During the first nine months of 2007, treatment and disposal revenue from recurring, Base Business grew 18% and was 45% of non-transportation revenue, as compared to 48% of non-transportation revenue in the first nine months of 2006. Base Business revenue increased during the first nine months of 2007 as a result of strong growth in our third-party broker and refinery and rate regulated business areas. Event Business revenue was 37% higher in the first nine months of 2007 than the same period in 2006, and was 55% of our non-transportation revenue. Event Business growth was due to higher disposal revenue from the Honeywell Jersey City project (which did not ship in the first quarter of 2006), two clean-up projects shipped to our Beatty, Nevada facility that were largely completed in the first quarter of 2007, disposal revenue from the Molycorp Pennsylvania project and steady waste shipments from multiple sites under our USACE contract.
The following table summarizes our the first nine months of 2007 revenue growth (both Base and Event Business) by industry customer type as compared with the same period in 2006.

Treatment and Disposal Revenue Growth
Nine months ended September 30, 2007 vs.
Nine months ended September 30, 2006

Private cleanup	133%
Refinery	63%
Federal cleanup	43%
Rate regulated	19%
Steel	14%
Broker	13%
Other industry	-41%
Treatment and disposal revenue from private cleanup customers grew approximately 133% during the first nine months of 2007 over the same period last year. The Honeywell Jersey City project was the primarily responsible for this growth, contributing 40% of total revenue (including transportation), or $48.4 million. This compares to 34% of total revenue (including transportation) for the first nine months of 2006, or $26.8 million. Honeywell did not ship waste in the first quarter of 2006. Other contributors include a private Brownfield redevelopment project completed in April 2007 and the Molycorp Pennsylvania project. Each of these projects included a significant bundled truck and/or rail transportation component.
Treatment and disposal revenue from our refinery customers grew 63% during the first nine months of 2007 over the same period in 2006.
Our government business revenue increased 43% during the first nine months of 2007 compared to the same period last year. This reflects increased shipments from a military base clean-up project shipped to our Beatty, Nevada facility, as well as a steady flow of shipments under our Grand View, Idaho facility’s USACE contract. Event Business clean-up work under the USACE contract contributed 7% of total revenue for the first nine months of 2007, or $8.9 million, as compared to 11% in the same period last year, or $9.1 million. Other federal government agencies such as the Environmental Protection Agency utilize our USACE contract to streamline procurement and expedite clean-up of contaminated sites. Revenue generated by USACE FUSRAP (Formerly Utilized Sites Remedial Action Program) projects increased approximately 34% in the first nine months of 2007 as compared to the first nine months of 2006. The increase in revenue from the USACE in the first nine months of 2007 reflects the significantly fewer shipments of waste received in the third quarter of 2006 pending appropriation of funds for the federal government’s new fiscal year. Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 19% during the first nine months of 2007 as compared to the first nine months of 2006. This increase reflects timing on recognition of our state-approved annual revenue requirement.
Treatment and disposal revenue from our steel mill customers grew 14% during the first nine months of 2007 over the same period in 2006 as a result of an event clean-up project and steady Base Business shipments. Our broker business increased 13% through the first nine months of 2007 over the same period in 2006, reflecting continued execution of our partnering strategy with third-party brokers who do not compete for disposal business.
Our other industry revenue declined 41% during the first nine months of 2007 as compared with the first nine months of 2006. This decline was primarily due to a large non-rate regulated project shipping to our Richland, Washington facility completed in August 2006.

Gross Profit. Gross profit for the nine months ended September 30, 2007 increased by 23% to $33.4 million, up from $27.1 million in the nine months ended September 30, 2006. This increase reflects the higher volume of waste disposed in the first nine months of 2007 as compared to the same period last year. Gross Margin Percentage decreased to 28% during the first nine months of 2007 as compared to 34% in the first nine months of 2006. This decrease reflects increased rail and truck transportation services on the Honeywell Jersey City and Molycorp Pennsylvania projects shipping to our Grand View, Idaho facility, a large Brownfield redevelopment project trucked to our Beatty, Nevada facility and other work awarded to us based on our ability to cost-effectively deliver bundled rail and/or truck transportation services on distant projects.
The mix of waste received in the first nine months of 2007 also contributed to the lower Gross Margin Percentage. The Honeywell Jersey City chromite ore waste is a metals-bearing hazardous waste requiring treatment prior to disposal. Treatment of metals-bearing waste streams is a commoditized service with lower margins than waste streams that require no treatment prior to disposal or higher margin niche treatment services such as thermal desorption and chemical oxidation of waste streams containing organic chemical compounds. The Gross Margin Percentage during the first nine months of 2006 also benefited from a large, non rate-regulated direct disposal project (i.e. no added treatment expense) at our Richland Washington facility completed in August 2006.
SG&A. SG&A expense declined to 9% of revenue in the first nine months of 2007, down from 12% for same period in 2006, based on increased revenue. In total dollars, SG&A expense increased 13% to $10.7 million, up from $9.4 million for the first nine months of 2006. This increase in SG&A expense was due primarily to increased business activity, higher stock-based compensation expense, sales commissions, provisions for bad debts and administrative costs in support of the record waste volumes received. Additionally, SG&A expense included a $198,000 charge related to the write-off of engineering costs previously capitalized for a New Jersey rail transload facility previously planned for the Honeywell Jersey City project and other work. Development of the New Jersey facility site was cancelled based on increased construction and operating cost estimates and improved economic terms under our existing shipping arrangements. The Company may evaluate other New Jersey rail service options as future project opportunities arise.
Interest income. During the first nine months of 2007, we earned $550,000 of interest income as compared with $608,000 in the nine months ended September 30, 2006. This decrease was due to lower average balances of cash equivalents and short-term investments for the nine months ended September 30, 2007 compared to the same period last year, partially offset by a higher average rate of interest earned on investments.
Other expense / income. Other expense/income is used to record business activities that are not a part of our current year ordinary and usual revenue and expenses. Other income for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006

Net gain on sale of property and equipment	$58	$166
Reimbursement of legal expenses	—	299
Other	4	(7)

	$62	$458

Income tax expense. Our effective income tax rate for the first nine months of 2007 and 2006 was 37.7% and 37.8%, respectively. This decrease is due primarily to higher state investment tax credits on our filed tax returns in the third quarter of 2007 in the amount of $325,000. A reduction in our estimated annual effective tax rate from 39.3% to 39.1% also contributed to the reduction. Excluding the impact of the $325,000 benefit from state investment tax credits and future one-time tax adjustments, we expect our annual effective tax rate to be 39.1%.
Critical Accounting Policies
Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
Liquidity and Capital Resources
Our principal source of cash is from operations. The $11.3 million in cash and short-term investments at September 30, 2007 was comprised of $2.2 million in short-term investments, which were not required for operations, and $9.1 million in cash immediately available for operations.
We have a $15.0 million unsecured line-of-credit agreement that matures in June 2008 to supplement daily working capital as needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing the Prime Rate or LIBOR, plus an applicable spread. We have a standby letter of credit to support our closure and post-closure obligation of $4 million that expires in September 2007. At September 30, 2007, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.
We believe that cash on hand and cash flow from operations, augmented if needed by periodic borrowings under our existing line of credit, will be sufficient to meet our operating cash needs during the next 12 months.
Operating Activities — For the nine months ended September 30, 2007, net cash provided by operating activities was $22.2 million. This was primarily attributable to net income of $14.5 million, changes in deferred taxes of $1.4 million, increases in deferred revenue and accounts payable, and utilization of our income tax receivable. Partially offsetting these sources of cash were increases in other assets and receivables. The increase in net income is discussed above under Results of Operations. During the first nine months of 2007, we fully utilized our federal NOLs and began using cash to pay our tax obligations. The increase in accounts receivable is directly tied to higher disposal and transportation revenue in the first nine months of 2007 as compared to the same period in 2006. Longer billing cycles for our largest customers contributed to the increase in accounts receivable for the first nine months of 2007, during which days sales outstanding increased to 65 days as of September 30, 2007, compared to 64 days at December 31, 2006 and 62 days at September 30, 2006.
For the nine months ended September 30, 2006, net cash from operating activities was $16.9 million. This was primarily due to net income of $12.1 million and changes in deferred taxes of $5.6 million, partially offset by increases in receivables (net of deferred revenue) of $5.2 million and a decrease in accounts payable and accrued liabilities of $2.1 million.
Investing Activities — For the nine months ended September 30, 2007, net cash used in investing activities was $9.3 million. Significant transactions affecting cash used in investing activities during the first nine months of 2007 include capital expenditures of $13.3 million. Capital expenditures were primarily for construction of a new treatment and storage building at our Beatty, Nevada facility; a new storage building and waste testing laboratory at our Robstown, Texas facility; construction of additional disposal space at our Texas and Idaho facilities and equipment purchases at our three hazardous waste facilities. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $4.1 million.
For the nine months ended September 30, 2006, net cash used in investing activities was $5.7 million. During the same period last year, we invested $15.7 million in capital expenditures, transferred $4.6 million of cash to restricted trust accounts used as collateral for our closure and post-closure obligations and received $14.5 million of cash from maturities of short-term investments, net of purchases. Major capital projects in the first nine months of 2006 included the purchase of new railcars, construction of rail transload facilities in Idaho and Texas and construction of additional disposal space at our Texas facility.
Financing Activities — For the nine months ended September 30, 2007 and 2006, net cash used in financing activities was $7.7 million and $5.8 million, respectively. This was primarily attributable to payment of dividends, partially offset by proceeds from stock option exercises and associated tax benefits related to those exercises.

Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have not been any material changes in our contractual obligations and guarantees during the first nine months of 2007, except for the following:
On April 26, 2007 we renewed our lease with the State of Nevada modifying a lease of real property under which we operate our Beatty, Nevada hazardous waste facility. The terms of the amendment provide for continuance of the lease as a year-to-year periodic tenancy until (i) the site reaches full capacity and can no longer accept waste (presently estimated at approximately 20 years); (ii) the lease is terminated by us at our option; or (iii) the lessor terminates the lease in accordance with the violation provisions of the lease. All other terms of the Lease, including those relating to rents and fees, were unchanged.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes, and do not enter into transactions denominated in currencies other than the U.S. dollar.
We have minimal interest rate risk on investments or other assets. At September 30, 2007, approximately $11.3 million was held in cash or short-term investments at terms ranging from overnight to sixty days. Together, these items earn interest at the rate of approximately 5% per year.
We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.
Item 4. Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.
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
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

American Ecology Corporation

(Registrant)

Date: October 26, 2007	/s/ Jeffrey R. Feeler

Jeffrey R. Feeler
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002