Form 10-K
period 2007-12-31
AMERICAN ECOLOGY CORP
filed 2008-02-27
CIK 742126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
For the fiscal year ended December 31, 2007
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

Title of each class
Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do no check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 29, 2007 was approximately $347.9 million based on the closing price of $21.42 per share as reported on the NASDAQ Global Market System.

At February 25, 2008, Registrant had outstanding 18,246,240 shares of its Common Stock.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 22, 2008 to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2007, portions of which are incorporated by reference into Part III of this Form 10-K.

AMERICAN ECOLOGY CORPORATION

FORM 10-K

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include those statements preceded by, followed by, or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, potential loss of major contracts, loss of key personnel, compliance with and changes in applicable laws and regulations, access to cost effective and timely transportation services, competitive factors, impact of general economic trends on our business, access to insurance and financial assurances, exposure to litigation, ability to obtain timely regulatory approvals to construct additional disposal space, emergence of new technologies, our ability to meet contractual commitments, ability to pay future dividends and impacts of integration of potential acquisitions. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, it should not be assumed that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of American Ecology Corporation.

Item 1.	Business

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning

AEC, the Company, “we,” “our,” “us”	American Ecology Corporation and its subsidiaries
CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980
FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal

Term	Meaning

LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NRC	U.S. Nuclear Regulatory Commission
PCBs	Polychlorinated biphenyls
RCRA	Resource Conservation and Recovery Act of 1976
SEC	U.S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
TSCA	Toxic Substance Control Act of 1976
USACE	U.S. Army Corps of Engineers
US EPA	U.S. Environmental Protection Agency
WUTC	Washington Utilities and Transportation Commission

AEC, through our subsidiaries, provides radioactive, hazardous, PCB and industrial waste management services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions. Headquartered in Boise, Idaho, we are one of the nation’s oldest providers of radioactive and hazardous waste services. AEC and its predecessor companies have been in business for more than 50 years. We operate nationally and employed 238 people as of December 31, 2007.

Our filings with the SEC are posted on our website at www.americanecology.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public can also obtain copies of these filings by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov.

AEC was most recently incorporated as a Delaware corporation in May 1987. Our wholly-owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation (“USEN”); US Ecology Washington, Inc., a Delaware corporation (“USEW”); US Ecology Texas, Inc., a Delaware corporation (“USET”) and US Ecology Idaho, Inc., a Delaware corporation (“USEI”). American Ecology Recycle Center, Inc., a Delaware corporation (“AERC”) previously operated our discontinued Oak Ridge, Tennessee LLRW processing and related field services business.

We operate within two business segments:  Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect our current operational status and internal reporting structure. Operating Disposal Facilities accept hazardous and LLRW and include our RCRA hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas; and our LLRW disposal facility in Richland, Washington. Each of the Washington, Idaho and (to a lesser degree) Texas facilities also accept certain NORM/NARM waste and LARM. Non-Operating Disposal Facilities include our former disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho and a former hazardous waste processing and deep-well injection operation in Winona, Texas. Income taxes are assigned to the corporate office, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Financial information with respect to each segment is further discussed in Note 15 — Operating Segments of the Consolidated Financial Statements.

The following table summarizes each segment:

Subsidiary	Location	Services

Operating Disposal Facilities
USEI	Grand View, Idaho	Hazardous, non-hazardous industrial, PCB, NORM/NARM, LARM and mixed waste treatment and disposal, rail transfer station
USET	Robstown, Texas	Hazardous, non-hazardous industrial, LARM and NORM/NARM waste treatment and disposal, rail transfer station
USEN	Beatty, Nevada	Hazardous, non-hazardous industrial and PCB waste treatment and disposal
USEW	Richland, Washington	LLRW, NORM/NARM and LARM waste disposal
Non-Operating Facilities
US Ecology, Inc. (“USE”)	Beatty, Nevada	Closed LLRW disposal facility: State of Nevada is licensee
USE	Sheffield, Illinois	Closed LLRW disposal facility: State of Illinois is licensee
USE	Sheffield, Illinois	Non-operating hazardous waste disposal facility: USE is permittee
American Ecology Environmental Services Corporation (“AEESC”)	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee
USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: USEI is permittee

Operating Disposal Facilities

A significant portion of our disposal revenue is attributable to waste clean-up projects (“Event Business”) which vary substantially in size and duration. The duration of Event Business projects can last from a one-week clean up of a small contaminated site to a multiple year clean-up project. The one-time nature of Event Business necessarily creates variability in revenue and earnings. The typically short notice on smaller Event Business projects limits the precision of forward-looking financial projections. This variability is also influenced by our provision of rail transportation services to certain Event Business customers. The types and amounts of waste received from recurring customers (“Base Business”) also vary quarter-to-quarter, sometimes significantly, but are generally more predictable than Event business.

The types and amounts of waste received, also referred to as “service mix,” can produce significant quarter-to-quarter and year-to-year variations in revenue, gross profit, gross margin, operating profit and net income. For the years ended December 31, 2007 and 2006, Event Business contributed approximately 54% and 51% of revenue, respectively, and Base Business represented approximately 46% and 49% of revenue, respectively. Our strategy is to continue expanding our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.

Grand View, Idaho RCRA/TSCA Facility.  Our Grand View, Idaho Facility was purchased in 2001. It is located on 1,252 acres of Company-owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately 2 miles east of the facility, which is used as a clay source for disposal unit liner construction and 189 acres used by our rail transfer station located approximately 30 miles northeast of the disposal site. The facility is permitted to accept hazardous and non-hazardous waste, including those regulated under RCRA and TSCA. This facility is also permitted to accept certain NORM and NARM radioactive material and LARM exempted from NRC regulation, including certain “mixed” hazardous and radioactive waste generated by commercial and government customers. This includes waste received under our USACE contract. We also have rights to a patented technology to treat and “delist” hazardous electric arc furnace dust (“K061”) from steel mills. Delisted waste is subject to lower state fees applicable to non-hazardous waste. The facility is regulated under permits issued by the Idaho Department of Environmental Quality and the US EPA.

Robstown, Texas RCRA Facility.  Our Robstown Texas Facility began operations in 1973. It is located on 240 acres owned by the Company near Robstown, Texas about 10 miles west of Corpus Christi. In 2005, we purchased an additional 200 acres of adjacent land for future expansion. We also own 174 acres of non-adjacent land where we operate a rail transfer station. This rail transfer station began operations in 2006. This facility is permitted to accept hazardous and non-hazardous waste, including those regulated under RCRA. The facility is regulated under a permit issued by the TCEQ and is permitted to accept certain LARM and mixed wastes. Waste treatment services were temporarily suspended following a fire at the treatment facility in July 2004. Partial treatment services resumed in December 2004 and full scale treatment operations were initiated in a new treatment facility in August 2005.

Beatty, Nevada RCRA/TSCA Facility.  Our Beatty, Nevada Facility began receiving hazardous waste in 1970 and is located in the Amargosa Desert about 120 miles northwest of Las Vegas, Nevada and about 30 miles east of Death Valley, California. USEN leases 80 acres from the State of Nevada for hazardous and PCB waste treatment and disposal operations. In April 2007 we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) the site reaches full capacity and can no longer accept waste (generally estimated at about 15 years); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. All other terms, including those relating to rents and fees, were unchanged from our existing lease. The Company-leased land is located within a 400 acre buffer zone leased by the State of Nevada from the federal government which the Company believes is a viable location for future expansion. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the US EPA. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for certain closure and post-closure costs.

Richland, Washington LLRW Facility.  Our Richland, Washington LLRW Facility has been in operation since 1965 and is located on 100 acres of land leased from the State of Washington on the U.S. Department of Energy Hanford Reservation 35 miles west of Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State of Washington in July 2005 for 10 years with four 10-year renewal options. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW produced within the eight state Northwest Interstate Compact region. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. In 2007, we entered a new rate agreement with the WUTC that expires January 1, 2014. The State of Washington assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State of Washington maintains a separate trust fund for future closure expenses. The Richland facility is also home to our On-Site Services group, which arranges waste LLRW and LARM packaging, shipment and disposal services.

Non-Operating Disposal Facilities

Beatty, Nevada LLRW Site.  We operated the Beatty, Nevada LLRW disposal site from 1962 to 1993. This was the nation’s first commercial LLRW disposal facility. In 1997, we became the first operator to complete closure and post-closure at such a facility and transfer our license to the government for long-term institutional control. We now maintain the facility under a contract with the State of Nevada and are paid from a dedicated, state-controlled trust fund.

Bruneau, Idaho RCRA Site.  This remote 83 acre desert site, acquired along with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring is expected to continue for approximately 23 more years in accordance with permit and regulatory requirements.

Sheffield, Illinois LLRW Site.  We operated a LLRW disposal facility near Sheffield, Illinois on 20 acres owned by the State of Illinois from 1968 to 1978. After performing closure work, we monitored and maintained the site until 2001 when the LLRW license was transferred to the State of Illinois. We have a contract with the State of Illinois to perform long-term care work.

Sheffield, Illinois RCRA Site.  We previously operated two hazardous waste disposal areas adjacent to the Sheffield LLRW disposal area. The first opened in 1968 and ceased accepting waste in 1974. The second accepted hazardous waste from 1974 through 1983. Groundwater remediation work is performed by the Company at the site. The Company expects to continue its work at the site for approximately 19 more years.

Winona, Texas Site.  From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until 1997 when we ceased operations. We are proceeding under an agreed order with the State of Texas for closure. We own an additional 286 acres adjacent to the permitted site.

Ward Valley, California Formerly Proposed LLRW Disposal Facility.  In 1993, we received a State of California license to construct and operate this facility for the Southwestern LLRW Compact. In 2000, we filed suit in state court alleging that the State of California abandoned its duty to acquire the project site from the federal government. The trial court ruled against us in March 2003. Based on this adverse ruling, we wrote off a $21 million deferred site development asset in 2003. The matter is closed.

Butte, Nebraska Formerly Proposed LLRW Disposal Facility.  We applied to the State of Nebraska to construct and operate this facility under contract to the Central Interstate LLRW Compact Commission (the “CIC”). Following license denial by the State of Nebraska, the CIC, AEC and certain electric utilities funding the project sued the State of Nebraska alleging bad faith in the license review process. In 2002, the federal district court awarded the plaintiffs $153 million in damages, including amounts owed to us based on our contributions to the project and pre-judgment interest. In 2004, the State of Nebraska and the CIC entered into a settlement which resulted in the State of Nebraska paying the CIC $154 million. We received $11.8 million from the CIC on August 1, 2005. The matter is closed.

INDUSTRY

In the 1970s and 1980s, industry growth was driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the clean up of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to reduce waste production. Waste volumes shipped for disposal from Superfund and other properties also diminished as many of the contaminated sites were cleaned up. These factors led to highly competitive market conditions that still apply today.

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations (increases and decreases) driven by general and industry-specific economic conditions and clean-up project schedules. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We focus on strategic initiatives to control our variable costs, expand our service lines, expand our waste throughput capabilities, build our market share and ultimately increase profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

•	acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001;

•	gaining access to patented steel mill waste delisting technology in 2001;

•	expanding our radioactive material and hazardous waste permits to manage additional types of waste;

•	acquiring and operating patented thermal treatment units at our Beatty, Nevada site;

•	expanding our rail transportation services through a fleet of leased and Company-owned rail cars, construction of a second truck-to-rail transload building in Idaho and developing a new rail station in Texas;

•	constructing new, high-capacity waste treatment buildings in Texas and Nevada with automated waste treatment additive delivery systems and expanded waste storage capabilities; and

•	opening an organic chemical waste treatment laboratory in Texas to improve treatment “recipes” and reduce costs at all three of our RCRA facilities.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of only two operating Compact disposal facilities in the nation. Both were in full operation for decades before passage of the federal LLRW Policy Act. While the Richland, Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by a competitor, is located in the three state Atlantic Compact but can also accept waste from other states. Under current state law, the Barnwell site will only serve the Atlantic Compact after July 2008. LLRW from states outside the Northwest Compact region is primarily shipped to a non-compact, commercial disposal a site in Utah operated by a competitor.

Pricing levels at the three LLRW disposal facilities described above heightened demand for more cost-effective disposal of soil, debris, consumer products, industrial wastes and other materials containing LARM including wastes exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by federal government clean-up projects. The NRC, US EPA and USACE have all authorized the use of hazardous waste disposal facilities to dispose of certain LARM, leading to continued expansion of this safe, cost-effective alternative. Our Grand View, Idaho RCRA hazardous waste facility has significantly increased waste throughput based on permit modifications allowing expanded acceptance of LARM. Our Robstown, Texas disposal facility is also permitted to accept, on a more limited basis, such material. We believe we are well positioned to continue growing our LARM business based on our:

•	industry reputation;

•	existing permits, which can also be modified to allow additional waste types;

•	excellent safety and regulatory compliance record;

•	decades of experience safely handling radioactive materials at multiple facilities;

•	high volume waste throughput capabilities including rail transportation; and

•	competitive pricing.

Permits, Licenses and Regulatory Requirements

Our hazardous, industrial, non-hazardous and radioactive materials business is subject to extensive state, federal and local environmental, health, safety, and transportation laws, regulations, permits and licenses administered by federal, state and local government agencies. The responsible agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that this body of law and regulations and the specialized services we provide contribute to demand and represent a significant obstacle to new market entrants. We experienced no regulatory enforcement actions or fines in 2007.

RCRA provides a comprehensive framework for regulating hazardous waste transportation, treatment, storage and disposal. LARM and NORM/NARM may also be managed under RCRA permits, as is authorized for our facilities in Grand View, Idaho and Robstown, Texas. RCRA regulation is the responsibility of the US EPA, which may delegate authority to state agencies. Chemical compounds and residues derived from listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking such as the patented steel mill treatment employed at our Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls and permitting requirements under RCRA diminish.

CERCLA and its amendments impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities and on parties who arranged for the transportation of hazardous substances. Liability under CERCLA may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites. Since waste generators face the same liabilities, we believe that they are motivated to minimize the number of disposal sites used. Disposal facilities require US EPA authorization to receive CERCLA wastes. Our three hazardous waste disposal facilities have this authorization.

TSCA regulates the treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the US EPA. Our Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA permits. Our Texas facility may accept PCB-contaminated waste under certain conditions including PCB concentrations not requiring a TSCA disposal permit.

The Atomic Energy Act of 1954 (“AEA”) and the Energy Reorganization Act of 1974 assign the NRC with regulatory authority over the receipt, possession, use and transfer of certain radioactive materials, including disposal. The NRC has adopted regulations for licensing commercial LLRW disposal and has delegated regulatory authority to certain states including Washington, where our Richland facility is located. The NRC and U.S. Department of Transportation regulate the transport of radioactive materials. Shippers must comply with both the general requirements for hazardous materials transportation and specific requirements for transporting radioactive materials.

In 2004, Washington State voters approved an initiative referendum codified in state law as the Clean-up Priority Act. The law, which primarily addresses U.S. Department of Energy facilities, prohibits sites where mixed radioactive and hazardous wastes are disposed from adding off-site waste until clean-up is performed. The law provides that the Washington State’s obligations under the Northwest LLRW Compact shall not be adversely affected, and does not directly address NORM/NARM. The law was struck down in its entirety by a federal court ruling. The State of Washington has appealed. We do not believe that the outcome of this appeal will have a material adverse affect on our Richland, Washington facility.

The Energy Policy Act of 2005 (Public Law 109-58) amended the AEA to classify discrete NORM/NARM as byproduct material. The law applies to interstate Compacts ratified under the LLRW Policy Act. We do not believe NRC regulations issued in 2006 to implement the law will materially affect our business.

Obtaining authorization to construct and operate new radioactive or hazardous waste facilities can be a lengthy and complex process. We believe we have demonstrated significant expertise in this area. We also believe we possesses all permits, licenses and regulatory approvals currently required to maintain regulatory compliance and operate our facilities and have the specialized expertise required to obtain additional approvals to continue growing our business in the future.

We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit-specific requirements and obtain required financial assurance for closure and post-closure obligations should our facilities cease operations. Both human resource and capital investments are required to maintain compliance with these requirements.

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

Existing regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2007, we have met our financial assurance requirements through insurance and self-funded restricted trusts.

Insurance policies covering our closure and post-closure obligation were renewed in December 2005 and expire in December 2009. Under the renewal terms, we placed $4.5 million of cash in an interest bearing trust account to guarantee our non-operating site closure and post-closure liability, subject to regulatory approval. We are also required to maintain collateral equal to 15% of our aggregate financial assurance insurance policies for our operating sites through the policy term. While we expect to continue renewing these policies, if we were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2007, we have provided collateral of $4.9 million in funded trust agreements, issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $32 million for closure and post-closure obligations. While we have been able to obtain financial assurance for our current operations, premium and collateral requirements may increase which may have an adverse impact on our results of operations.

Primary casualty insurance programs do not generally cover accidental environmental contamination losses. To provide insurance protection for potential claims, we maintain environmental impairment liability insurance and professional environmental consultant’s liability insurance for non-nuclear occurrences. For nuclear liability coverage, we maintain Facility Form and Workers’ Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers.

Significant Customers

We dispose of LARM and hazardous waste under a multi-year contract with the USACE. We also arrange transportation of waste to our disposal facilities for multiple customers, including steel mills, which contributes significant revenue. In June 2005, we entered into a long-term Event Business clean-up project with Honeywell International, Inc. (“Honeywell”) to transport, treat and dispose of an estimated 1.2 million tons of chromite ore processing residue at our Grand View, Idaho disposal facility. Under a court order, Honeywell is required to complete this clean-up project by November 2009. The following two customers accounted for more than 10% of our revenue in 2007, 2006 or 2005:

	Percent of Revenue
Customer	2007	2006	2005

Honeywell International, Inc.	41%	38%	9%
U.S. Army Corps of Engineers	6%	10%	27%

Markets

Disposal Services.  Waste containing heavy metals and hazardous waste that does not require treatment prior to disposal is generally commoditized and subject to highly competitive pricing. These commoditized services are also sensitive to transportation distance and related costs. Waste transported by rail is less expensive, on a per mile basis, than waste transported by truck. Hazardous waste containing organic chemical compounds is less of a commoditized service. NRC-exempt radioactive material services are also less sensitive to these factors.

Our Robstown, Texas hazardous waste facility is well positioned to serve refineries, chemical production plants and other industries concentrated on the Texas Gulf coast. The facility also accepts certain NORM and LARM. In 2006, we constructed a new rail transfer station approximately five miles from this facility that extends the facility’s geographic reach by allowing us to compete for clean-up projects throughout the eastern United States. In 2007, the facility expanded its laboratory capabilities to include analysis of organic chemical compounds, which are contained in many of the wastes produced by customers served by the facility.

Our Beatty, Nevada facility primarily competes for business in California, Arizona, Utah and Nevada. Due to the site’s superior geologic and climate conditions in the Amargosa Desert, the Beatty, Nevada facility also competes for wastes from more distant locations. The Beatty, Nevada facility competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty, Nevada facility also offers patented thermal treatment services, primarily to customers in western states, as a cost-effective alternative to incineration.

Our Grand View, Idaho facility accepts wastes from across the nation and operates an owned rail transfer station located adjacent to a main east-west rail line. Waste throughput has been significantly enhanced by the addition of a rail track expansion and the construction of a second rail — to-truck indoor transfer building in 2006. The Grand View facility’s primary markets are event clean-up projects, LARM, steel mill air pollution control dust and mixed wastes. Permit modifications have expanded LARM services. Substantial waste volumes are received under our contract with Honeywell that is expected to last through November 2009, and a contract with the USACE that is also utilized by other federal agencies. The current USACE contract expires in 2009; however, multi-year projects now underway before that date may continue beyond 2009 under the same terms. The USACE generally expects the federal clean-up program funding the contract to continue beyond 2016. For this reason, we also expect to enter a follow-on contract.

To meet US EPA land disposal restrictions (“LDRs”), waste stabilization, encapsulation, chemical oxidation and other treatment technologies are available at our Grand View, Idaho; Beatty, Nevada and Robstown, Texas facilities. These capabilities allow all three sites to manage a significantly broader spectrum of wastes than if LDR treatment was not offered. The Beatty facility also provides thermal desorption treatment services.

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

Competition

We compete with large and small companies in each of the markets we serve. While niche service areas exist, the radioactive, hazardous and non-hazardous industrial waste management industry is highly competitive. We believe that our primary hazardous waste disposal competitors are Clean Harbors, Inc., Waste Control Specialists, LLC and Waste Management, Inc. We believe that our primary radioactive material disposal competitors are EnergySolutions and Waste Control Specialists, LLC. The principal competitive factors applicable to both of these business areas are:

•	price;

•	specialized permits and “niche” service offerings;

•	customer service;

•	operational efficiency and technical expertise;

•	regulatory compliance, worker safety and credibility with regulatory agencies;

•	industry reputation and brand name recognition;

•	transportation distance; and

•	local community support.

We believe that we are competitive in all markets we serve and that we offer a nationally unique mix of services, including patented technologies and niche services that favorably distinguish us from competitors. We also believe that our strong brand name recognition from more than five decades of experience, strong compliance and safety record, customer service reputation and positive relations with regulators and local communities enhance our competitive position. Advantages exist for competitors that have technology, permits or equipment to handle a broader range of waste, that operate in jurisdictions imposing lower disposal fees and/or are located closer to where wastes are generated.

Seasonal Effects

Market conditions and federal funding decisions generally have a larger effect on revenue than does seasonality. Operating revenue is generally lower in the winter months, however, and increases when short-term, weather-influenced clean-up projects are more frequently undertaken. While large, multi-year clean-up projects tend to continue in winter months, the pace of waste shipments may be slower due to weather.

Personnel

On December 31, 2007, we had 238 employees, of which 10 were members of the PACE union at our Richland, Washington facility.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who is an executive officer of AEC:

Name	Age	Title

Stephen A. Romano	53	Board Director, President and Chief Executive Officer
Simon G. Bell	37	Vice President of Operations
John M. Cooper	53	Vice President and Chief Information Officer
Jeffrey R. Feeler	38	Vice President and Chief Financial Officer
Steven D. Welling	49	Vice President, Sales and Marketing
Eric L. Gerratt	37	Vice President and Controller

Stephen A. Romano was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in March 2002. Mr. Romano joined the Board of Directors in 2002 and has been with us for 18 years. Previously, he held positions with the NRC, the Wisconsin Department of Natural Resources, and EG&G Idaho. He holds a BA from the University of Massachusetts-Amherst and an MS from the University of Wisconsin-Madison.

Simon G. Bell was appointed Vice President of Operations in August of 2007 and is responsible for the Richland, Washington, Beatty, Nevada, Robstown, Texas, and Grand View, Idaho facilities. From 2005 to August 2007, he held the position of Vice President of Hazardous Operations and from 2002 to 2005, the Idaho facility General Manager and Environmental Manager. He offers more than 16 years of industry experience including service as general manager of a competitor’s disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

John M. Cooper joined us in July 2002 and is Vice President and Chief Information Officer. Previously, he served as Vice President, Information Systems for BMC West Corporation and was Director of Business Development for the High Tech Industry at Oracle Corporation. Mr. Cooper offers more than 20 years of computer industry experience. He holds a BS in Physics from Utah State University.

Jeffrey R. Feeler was appointed Vice President, Chief Financial Officer, Treasurer and Secretary in May 2007. He joined AEC in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc. (2005-2006), Albertson’s, Inc. (2003-2005) and Hewlett-Packard Company (2002-2003). From 1993 to 2002, he held various accounting and auditing positions, most recently as a Senior Manager for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

Steven D. Welling joined us in February 2001 through the Envirosafe Services of Idaho (now US Ecology Idaho) acquisition. He previously served as National Accounts Manager for Envirosource Technologies and Western Sales Manager for Envirosafe Services of Idaho and also managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University-Stanislaus.

Eric L. Gerratt joined AEC in August 2007 as Vice President and Controller. He previously held various financial and accounting management positions at SUPERVALU, Inc (2006-2007) and Albertson’s, Inc. (2003-2006). From 1997 to 2003, he held various accounting and auditing positions, most recently as a Manager for PricewaterhouseCoopers LLP. Mr. Gerratt is a Certified Public Accountant and holds a B.S. in Accounting from the University of Idaho.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size and duration. For the year ended December 31, 2007, approximately 54% of our treatment and disposal revenues were derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the business, is factored into our budgeting and externally communicated business projections. For example, approximately one quarter of our 2008 revenue budget is comprised of unknown new Event and Base business. Our budgeting process combines historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could result in a material adverse affect on our business.

The loss of one or more significant customers or contracts could adversely affect our profitability.

Honeywell and the USACE are under multiple year contracts which accounted for approximately 41% and 6% of our total revenues for the year ended December 31, 2007, respectively. Honeywell and USACE have contracts with us to provide waste services through 2009. In October 2005, Honeywell stopped shipments and also filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site. This motion was unsuccessful and Honeywell shipments resumed in April 2006. Shipments have continued at expected levels since that time. The Honeywell Jersey City project is estimated to ship approximately 1.2 million tons of waste to our Grand View, Idaho facility through November 2009. As of December 31, 2007, we have disposed of approximately 50% of the total estimated waste under this contract. While we believe that the USACE will contract for our services for the duration of the Formerly Utilized Site Remedial Action Program (“FUSRAP”) through 2016 and potentially beyond, this cannot be assured. Our contract with the USACE does not guarantee any funding beyond project-specific task orders. Reduced appropriations for the USACE and other government clean-up work or a reduction in project-specific task orders under present appropriation levels could have a material adverse affect on our business. Reduced funding and the loss of these or other large contracts combined with failure to replace them with similar contracts could significantly reduce our revenue resulting in a material adverse affect on our results of operations.

If we fail to comply with applicable laws and regulations our business could be adversely affected.

The changing regulatory framework governing our business creates significant risks. We could be held liable if our operations cause contamination of air, groundwater or soil. Under current law, we may be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we may be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination at facilities operated by others, or if a predecessor made such arrangements and we are a successor. Liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

Stringent government regulations of federal, state and local governments have a substantial impact on our business. Many complex, laws rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Failure to obtain on a timely basis or comply with applicable federal, state and local governmental licenses, permits or approvals for our waste treatment and disposal facilities could prevent or restrict our ability to provide certain services, resulting in a potentially significant loss of revenue and earnings. Changes in environmental regulations may require us to make significant capital or other expenditures. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws and regulations may require us to modify existing operating licenses or permits, or obtain additional approvals. New governmental requirements that raise compliance standards or require changes in operating practices or technology may impose significant costs.

Our revenues are primarily generated as a result of requirements imposed on our customers under federal and state laws, and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of PCB, hazardous or radioactive waste were relaxed or less vigorously enforced, demand for our services could materially decrease and our revenues and earnings could be significantly reduced.

We may not be able to obtain timely or cost effective transportation services which could adversely affect our profitability.

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste to our facilities. Increases in fuel costs and unforeseen events such as strikes, public health pandemics, natural disasters and other acts of God, war, or terror could prevent or delay shipments and reduce both volumes and revenue. Our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads, which minimize our exposure to fuel cost increases. Transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates. Such factors could also limit our ability to implement our plans to increase revenue and earnings.

If we are unable to obtain at a reasonable cost the necessary levels of insurance and financial assurances required for operations, our business and results of operations would be adversely affected.

We are required by law, license, permit, and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that are customary for a company of our size in our business. We use these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $125,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $184,000 and $170,000 at December 31, 2007 and 2006, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant’s environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $75,000 self-insured retention. To the extent our insurances were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2007, we have met our financial assurance requirements through insurance. Our current closure and post-closure policies were renewed in December 2005 and expire in December 2009. This renewal required us to self-fund $4.5 million of non-operating site closure and post-closure liability and provide collateral equal to 15% of financial assurance through the term of the policy. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies, if we were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2007, we have provided collateral of $4.9 million in funded trust agreements and issued $4.0 million in letters of credit for financial assurance insurance policies of approximately $32 million for closure and post-

closure obligations. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial statements and results of operations.

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

We face competition from companies with much greater resources, service offerings we do not provide and potentially lower pricing. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste in the United States, or a decrease in the treatment or disposal fees charged by competitors could negatively affect our results of operations. Our business is also heavily affected by waste tipping fees imposed by government agencies. These fees, which vary from state to state, are periodically adjusted. While no adjustment plans are presently known, future changes may significantly impact the competitive environment in which we conduct our business.

The hazardous and radioactive waste industry in which we operate is subject to litigation risk.

The handling of radioactive, PCBs and hazardous materials subjects us to potential liability claims by employees, contractors, property owners and others. There can be no assurance that our existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in legal matters could also have a material adverse effect on our financial condition and results of operations.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other customers that are, or may be, affected by changing economic conditions and competition. These customers may curtail waste production and/or delay spending on plant maintenance, waste clean-up work and other discretionary work. Market forces may also compel customers to cease operations or relocate to other countries, which could adversely affect our business. Also, approximately 6% of our total 2007 revenue was generated from the USACE. The USACE has entered into a long-term disposal contract with us that expires in 2009. While multi-year USACE projects may continue under the contract beyond 2009, the contract does not guarantee any funding beyond assigned project-specific task orders or a follow-on contract for projects first awarded after 2009. Failure to secure new USACE task orders or a new contract vehicle for post-2009 projects or reduced appropriations for the USACE and other government clean-up work requiring our services could have a material adverse affect on our business. Our operations are significantly affected by the commencement and completion of both large and multiple, smaller clean-up projects; potential seasonal fluctuations due to weather; budgetary decisions influencing the timing of customer spending for remedial activities; the timing of regulatory agency decisions and judicial proceedings; changes in regulations and other factors that may delay or cause the cancellation of clean-up projects. We do not control such factors, which can cause our revenue and income to vary significantly from quarter-to-quarter and year-to-year.

If we are unable to obtain timely regulatory approvals to construct additional disposal space by the time our current disposal capacity is exhausted, our business would be adversely affected.

Construction of new disposal capacity at our operating disposal facilities sites beyond currently permitted capacity requires state regulatory agency approvals. While we have historically been successful in receiving timely approvals for proposed disposal facility expansions, there can be no assurance that we will be successful in obtaining future expansion approvals in a timely manner or at all.

Our business requires the handling of dangerous substances. Improper handling of such substances could result in an adverse impact on our business.

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident, such as the fire in 2004 in our Robstown, Texas waste treatment building, could impair one or more facilities from performing normal operations. This could have a material adverse impact on our financial condition and results of operations. Improper handling of these substances could also violate laws and regulations resulting in a fines and/or suspension of operations.

Failure to perform under our contracts may adversely harm our business.

Certain contracts, including our Honeywell Jersey City project contract, require us to meet specified performance criteria. Our ability to meet these criteria requires that we expend significant resources. If we or our subcontractors are unable to perform as required, we could be subject to substantial monetary penalties and/or loss of the affected contracts.

We may not be able or willing to pay future dividends.

Our ability to pay dividends is subject to our future financial condition and certain conditions such as continued compliance with bank covenants. Our Board of Directors must also approve any dividends at their sole discretion. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration no event of default has occurred, no other event or condition that upon notice or continuation would constitute a default, and payment of the dividend will not result in a default. Unforeseen events or situations could cause non-compliance with these bank covenants, or cause the Board of Directors to discontinue or reduce dividend payment.

Integration of potential acquisitions may impose substantial costs and delays and cause other unanticipated adverse impacts.

Acquisitions involve multiple risks.  Our inability to successfully integrate the operations of an acquired business into our operations could have a material adverse effect on our business. These risks include but are not limited to:

•	the need to spend substantial operational, financial and management resources integrating new businesses, technologies and processes and related difficulties integrating the operations, personnel or systems of the acquired business;

•	retention of key personnel and customers of the acquired business;

•	impairments of goodwill and other intangible assets; and

•	environmental and other liabilities associated with past operations of acquired business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes our non-disposal related properties and facilities at December 31, 2007 owned or leased by us.

Location	Segment	Function	Acreage	Own/Lease

Boise, Idaho	Corporate	Corporate office	10,925 sq. ft.	Lease
Elmore County, Idaho	Operating Disposal Facility	Rail transfer station	189 acres	Own
Robstown, Texas	Operating Disposal Facility	Rail transfer station	174 acres	Own
Bruneau, Idaho	Non-operating Disposal Facility	Former disposal facility	83 acres	Own
Sheffield, Illinois	Non-operating Disposal Facility	Former disposal facility	374 acres	Own
Winona, Texas	Non-operating Disposal Facility	Former deep well facility	286 acres	Own

The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2007.

				Non-Permitted
		Total	Permitted Airspace	Airspace	Estimate Life
Location	Own/Lease	Acreage	(Cubic Yards)	(Cubic Yards)	(in years)

Beatty, Nevada	Lease	80	1,314,500	450,000	13
Grand View, Idaho	Own	1,411	1,944,862	28,780,000	47
Robstown, Texas	Own	440	413,414	2,670,000	37
Richland, Washington(1)	Sublease	100	669,119	—	48

(1)	The Richland, Washington facility is on land subleased from the State of Washington. Our sublease has 8 years remaining on the base term with four 10-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations. The facility’s intended operating life is equal to the period of the sublease.

Item 3.	Legal Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with alleged violations of existing permits, alleged damages from exposure to hazardous substances purportedly released from our operated sites, provision of services to customers, disputes with employees, contractors or vendors and other litigation. We maintain insurance coverages for property and damage claims which may be asserted against us. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2007, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of February 21, 2008 there were approximately 9,960 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2007		2006
	High	Low	High	Low

First Quarter	$20.07	$17.26	$21.10	$13.86
Second Quarter	$22.84	$18.64	$27.91	$19.22
Third Quarter	$22.19	$18.75	$26.56	$18.52
Fourth Quarter	$25.21	$19.85	$22.96	$17.80

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and a waste industry peer group of publicly traded companies for fiscal year 2007. The companies which make up the selected industry peer group are Clean Harbors, Inc; Perma-Fix Environmental Services, Inc; and Waste Management Inc. The graph assumes that the value of the investment in AEC common stock and each index was $100 at December 31, 2002 and assumes the reinvestment of dividends. The chart below the graph sets forth the data points in dollars as of December 31 of each year.

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2007		2006
	Per share	Dollars	Per share	Dollars

First Quarter	$0.15	$2,734	$0.15	$2,661
Second Quarter	0.15	2,734	0.15	2,714
Third Quarter	0.15	2,734	0.15	2,721
Fourth Quarter	0.15	2,735	0.15	2,721

Total	$0.60	$10,937	$0.60	$10,817

In August 2000, we entered into a credit facility with Wells Fargo Bank. This credit facility has been extended and amended and currently provides us with $15.0 million of unsecured borrowing capacity and matures on June 15, 2008. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if, on the date of declaration, no event of default has occurred, no other event or condition that upon notice or continuation would constitute an event of default and the payment of the dividend will not result in an event of default. No default events have occurred to date.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan and the 2006 Restricted Stock Plan. All of these plans have been approved by our stockholders.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)(1)	(b)(2)	(c)

Equity stock option compensation plans approved by security holders	283,784	$17.10	354,100
Equity compensation plans not approved by security holders	—	—	—

Total	283,784	$17.10	354,100

(1)	Includes 17,408 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

Item 6.	Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes.

	2007	2006	2005	2004	2003
	$s in thousands, except for per share data

Revenue	$165,520	$116,838	$79,387	$54,167	$57,047
Business interruption insurance claim	—	704	901	431	—
Operating income	30,867	24,458	19,432	13,148	9,749
Write-off of facility development costs	—	—	—	—	(20,951)
Gain on settlement of litigation	—	—	5,327	—	—
Income tax expense (benefit)(1)	12,322	9,979	9,676	(8,832)	72
Net income (loss) from continuing operations	19,396	15,889	15,438	22,363	(11,069)
Income from discontinued operations	—	—	—	1,047	2,477
Net income (loss)	19,396	15,889	15,438	23,410	(8,592)
Preferred stock dividends	—	—	—	—	64
Earnings (loss) per share — basic:
Continuing operations	$1.06	$0.88	$0.88	$1.30	$(0.67)
Discontinued operations	—	—	—	0.06	0.15

Net income	$1.06	$0.88	$0.88	$1.36	$(0.52)

Earnings (loss) per share — diluted:
Continuing operations	$1.06	$0.87	$0.86	$1.26	$(0.67)
Discontinued operations	—	—	—	0.06	0.15

Net income	$1.06	$0.87	$0.86	$1.32	$(0.52)

Shares used in earnings per share calculation:
Basic	18,217	18,071	17,570	17,226	16,604
Diluted	18,257	18,202	17,950	17,726	16,604
Dividends paid per share	$0.60	$0.60	0.30	$0.25	$—
Total assets	$117,076	$104,041	$89,396	$77,233	$66,626
Working capital(2)	29,846	24,549	31,484	16,916	12,410
Long-term debt, net of current portion	27	24	—	2,734	4,200
Stockholders’ equity	83,098	73,355	63,886	51,611	36,351
Return on invested capital(3)	17.2%	18.7%	19.5%	16.0%	12.3%

(1)	For the year ended December 31, 2004 we recognized a tax benefit for the reversal of a valuation allowance on a deferred tax asset of $14,117.

(2)	Calculated as current assets minus current liabilities.

(3)	Calculated as operating income less applicable taxes divided by the sum of stockholders equity, long-term debt, closure and post-closure obligations, monetized operating leases less cash and short-term investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including oil refineries and chemical production facilities, manufacturers, electric utilities, steel mills, and medical and academic institutions. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho;

Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also manage transportation of waste to our facilities, which contributes significant revenue. We have been in the waste services business for 55 years.

Our customer base can be divided into categories that may assist in understanding period-to-period changes in our treatment and disposal revenue. Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues for each category during the year ended December 31, 2007.

		% of 2007
		Treatment and
		Disposal
Customer Category	Description	Revenue(1)

Private cleanup	Private sector event clean-up project waste.	31%
Broker	Companies that collect and aggregate waste from their direct customers comprising both recurring base and event clean-up waste.	23%
Federal cleanup	Government event clean-up project waste.	17%
Other industry	Catch-all category for electric utilities, chemical manufacturers and other industries not included in other categories. Comprised of both recurring base and remedial event clean-up business.	11%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, typically recurring base business.	8%
Refinery	Petroleum refinery customers comprising both recurring base and event clean-up business.	5%
Steel	Steel mill customers comprising both recurring base and event clean-up business.	4%

(1)	Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size and duration. For the year ended December 31, 2007, approximately 54% of our treatment and disposal revenues were derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the business, is factored into our internal budgeting and externally communicated business projections. For example, approximately one quarter of our 2008 revenue budget is comprised of unknown new Event and Base business. Our internal budgeting process combines historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines.

Depending on project-specific needs, transportation services may be offered at or near our cost to increase disposal volumes. For waste transported by rail from New Jersey (for Honeywell), Pennsylvania (for Molycorp) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can easily account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service bundling strategy has allowed us to win multiple projects that we could not otherwise have competed for successfully. Acquisition of a Company-owned railcar fleet has reduced transportation expenses incurred by relying solely on railcar operating leases. Winning these project awards and the increased waste volumes they provide increases operating leverage and profitability at our disposal sites. While waste treatment and other variable costs are project-specific, the contribution to profitability from each new project award generally increases as overall waste volumes increase. Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin, and will continue to aggressively bid bundled transportation and disposal services based on this income growth strategy.

Overall Performance

On a consolidated basis, our financial performance for the year ended December 31, 2007 (“2007”) showed significant growth over the years ended December 31, 2006 (“2006”) and December 31, 2005 (“2005”). We believe our recent financial performance demonstrates the success of strategies employed to expand both our recurring Base and Event clean-up projects business through aggressive pricing, expanded service offerings and increased waste throughput capacity, while devoting sustained attention to cost control, safety, regulatory compliance and customer service excellence.

A significant portion of our revenue is derived from government Event clean-up projects, which are primarily driven by federal, state and local government appropriations. Government Event projects include federal Superfund projects which, like other government remediation work, depend on project-specific funding. In recent years, a larger number of Superfund projects have been funded by potentially liable private parties as government funding has reduced.

We have a long-term contract with the USACE to provide disposal services for the USACE FUSRAP clean-up program. The current USACE contract expires in 2009, however, multi-year projects now underway before that date may continue beyond 2009 under the same terms. The USACE generally expects the federal clean-up program funding the contract to continue beyond 2016. Given our current level of service to the USACE, we believe follow-on contracting is likely. From time to time the US EPA and other federal agencies use our contract to dispose of Superfund and other federal clean-up waste. Annual FUSRAP funding has remained generally constant. In 2007, USACE revenue declined to approximately 6% of total revenue as compared to 10% and 27% of total revenue in 2006 and 2005, respectively. This reflects individual project timing, reduced use of the USACE contract by the US EPA in 2007 and significantly higher 2007 revenue from private industry clean-up contracts including bundled transportation services.

We believe that private sector remediation projects are driven by economic conditions and regulatory agency enforcement actions and settlements including regulatory enforcement actions, judicial proceedings, availability of private funds and other factors. To the extent privately funded remediation projects are discretionary, management believes a healthy national economy generally favors increased work. The economic health of a specific industry category (e.g. refinery or steel mill production) is also relevant, however, as is the financial health of specific customers. We serve multiple private clean-up efforts on an ongoing basis. The revenue and gross margin for individual projects vary considerably depending on the amount of waste shipped to our disposal sites, the rate at which the waste is shipped and whether pricing is based on a commoditized or more specialized “niche” service.

In 2005, we entered into a large project contract with Honeywell to transport, treat, and dispose of a currently estimated 1.2 million tons of chromite ore processing residue through November 2009. Treatment of metals-bearing waste is generally commoditized, and we believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee Desert of southwestern Idaho and competitive pricing for bundled transportation and disposal services. Initial Honeywell shipments were received at our Grand View, Idaho facility in July 2005. Shipments were suspended in October 2005 when Honeywell unsuccessfully sought a court ruling to reduce the amount of waste requiring removal. Shipments resumed in April 2006. A penalty for not meeting minimum specified shipping levels was paid to us by Honeywell for the period of interruption. Minimum specified shipping levels have been significantly exceeded since that time. Honeywell revenue was 41% of our total revenue in 2007.

We have historically treated and disposed of K061 from steel mills from multiple states at our Grand View, Idaho facility. This recurring Base Business has typically been contracted on a multi-year basis, resulting in generally stable revenue. No assurance can be given that steel mills will continue to follow this approach. In 2007, steel mill Base Business revenue was up 3% from 2006. Consistent with an agreement with Envirosafe Services of Ohio, Inc. (“ESOI”) to provide ESOI’s K061 “delisting” technology at our Robstown, Texas facility, we submitted the required delisting information to US EPA. This information is under review by US EPA. No assurance can be given that the required approvals will be obtained or that this will result in new K061 business.

We have been successful in securing new Base Business contracts from hazardous waste generators and brokers, and employ a sales incentive plan that rewards Base Business revenue. During 2007, we increased Base Business revenue by 19% over 2006 levels. Total Base Business revenue was approximately 46% of total 2007 treatment and disposal revenue, down from 49% in 2006. The hazardous waste business is highly competitive and no assurance can be given that we will retain our present Base Business customers or continue to increase our market share.

2005-2007 year-to-year comparisons are affected by multiple significant events including, but not limited to:

•	Increased amounts reserved for future costs at non-operating hazardous waste facilities in 2005, 2006 and 2007 for increased closure cost estimates, acceleration of closure projects and changes in estimated inflation rates.

•	Gain on settlement of litigation with the State of Nebraska in the third quarter of 2005.

•	Settlement of a business insurance interruption claim in the third quarter of 2006.

These events are discussed in detail below.

2007 Events

Operating and Non-operating facility closure expenses:  In 2007, we incurred $394,000 of expenses related to changes in cost estimates to close our operating and non-operating sites and perform post-closure monitoring activities. These increases in estimates were primarily a result of higher petroleum-based landfill liner system costs and soil excavation and placement costs which have escalated faster than the rate of inflation.

2006 Events

Business interruption proceeds:  We filed business interruption claims with our insurance carrier following a July 2004 fire in our Robstown, Texas facility’s waste treatment building. During the third quarter of 2006, we agreed on a final settlement of these claims for approximately $2.1 million, of which $1.3 million was previously recognized. After deducting $34,000 for claim preparation expenses, a $704,000 operating income gain was recognized in the three months ended September 30, 2006.

Non-operating facility closure expenses:  In the fourth quarter of 2006, we took a $235,000 charge at our non-operating facilities in Winona, Texas and Sheffield, Illinois. These charges reflect acceleration of closure work at our Winona, Texas deep-well facility and changes in inflation rates at both facilities for the closure post-closure period.

2005 Events

Gain on litigation settlement:  We applied to the State of Nebraska to construct and operate a LLRW disposal facility under contract to the CIC. Following the State of Nebraska’s denial of the license, the CIC, AEC and certain electric utilities sued the State of Nebraska for damages. In 2002, the federal district court awarded plaintiffs $153 million in damages, our share of which was $12.3 million based on contributions to the project and pre-judgment interest. Based on a 2004 settlement between the State of Nebraska and the CIC, the State of Nebraska paid the CIC $154 million. We received $11.8 million in August 2005, fully settling our claim and resulting in a $5.3 million gain.

Business interruption proceeds:  In 2005, we received partial payment of $860,000 for revenue lost, and $315,000 of reimbursed expenses due to the fire in our Robstown, Texas facility’s waste treatment building.

Increase in amount reserved for future costs at the Non-Operating Winona hazardous waste deep-well facility: During the fourth quarter of 2005, we increased our estimate for closure and post-closure costs by $542,000. The revised estimate and increase in the related reserve was based on an independent estimate of future remediation and environmental monitoring expenses.

Results of Operations

The below table summarizes our operating results and percentage of revenues for the years ended December 31, 2007, 2006 and 2005.

	2007	%	2006	%	2005	%
	$s in thousands

Revenue	$165,520	100.0%	$116,838	100.0%	$79,387	100.0%
Transportation costs	79,326	47.9%	47,829	40.9%	22,302	28.1%
Other direct operating costs	40,681	24.6%	32,420	27.8%	26,048	32.8%

Gross profit	45,513	27.5%	36,589	31.3%	31,037	39.1%
Selling, general and administrative expenses	14,646	8.8%	12,835	11.0%	12,506	15.8%
Business interruption insurance claim	—		(704)	(0.6)%	(901)	(1.2)%

Operating income	30,867	18.7%	24,458	20.9%	19,432	24.5%
Other income (expense)
Interest income	732	0.4%	831	0.7%	564	0.7%
Interest expense	(3)		(8)		(173)	(0.2)%
Fire related property insurance claims, net of impairment	—		—		(49)	(0.1)%
Gain on litigation settlement	—		—		5,327	6.7%
Other	122	0.1%	587	0.5%	13

Total other income	851	0.5%	1,410	1.2%	5,682	7.1%
Income before income tax	31,718	19.2%	25,868	22.1%	25,114	31.6%
Income tax expense	12,322	7.5%	9,979	8.5%	9,676	12.2%

Net income	$19,396	11.7%	$15,889	13.6%	$15,438	19.4%

Segments

We operate within two primary segments, Operating Disposal Facilities and Non-operating Disposal Facilities, which are combined with our discontinued Processing and Field Services operations and with Corporate to arrive at consolidated income. Only the Operating Disposal Facilities segment reports significant revenue and profits. Non-operating Disposal Facilities generate minimal revenues but no profit. Corporate generates no revenue and provides administrative, management and support services to the other segments. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Detailed financial information for our reportable segments can be found in Note 15 of the consolidated financial statements located in Item 8 — Financial Statements and Supplementary Data to this Form 10-K.

2007 Compared to 2006

Revenue.  Revenue increased 42% to $165.5 million for 2007, up from $116.8 million for 2006. This increase reflects higher revenue from transportation services on bundled rail transportation and disposal contracts and increased treatment and disposal revenue at our Idaho, Nevada, and Texas operations. During 2007, we disposed of 1.1 million tons of hazardous and radioactive waste in our landfills, up 36% from the 816,000 tons disposed last year. Our average selling price for treatment and disposal services (excluding transportation) in 2007 was 1% lower than our average selling price in 2006. Management believes this reflects normal variations in service mix that are inherent to the business.

During 2007, treatment and disposal revenue from recurring Base Business grew 19% and was 46% of non-transportation revenue, as compared to 49% of non-transportation revenue for 2006. Base Business revenue increased in 2007 as a result of strong growth in our broker, refinery and rate regulated business categories. Event

Business revenue was 31% higher in 2007 than in 2006, and was 54% of our non-transportation revenue. Event Business growth was due to higher disposal revenue from both private industry and federal cleanup customers.

The following table summarizes revenue growth for 2007 (both Base and Event Business) by industry customer type as compared to 2006.

Treatment and Disposal Revenue Growth
Year Ended December 31, 2007 vs. Year Ended
December 31, 2006

Private cleanup	93%
Refinery	48%
Federal cleanup	30%
Rate regulated	15%
Steel	12%
Broker	14%
Other industry	(31)%

Treatment and disposal revenue from private cleanup customers grew approximately 93% during 2007 over the same period last year. The Honeywell Jersey City project was primarily responsible for this growth. Including transportation and disposal revenue, Honeywell contributed 41% of total revenue, or $67.9 million. This compares to 38% of total revenue (including transportation) for 2006, or $44.3 million. This increase was partially due to the fact that Honeywell did not ship waste in the first quarter of 2006. Other contributors to this revenue growth include the Molycorp Pennsylvania project which began shipments to our Grand View, Idaho site in April 2007 and a private Brownfield redevelopment project in Arizona completed in April 2007 by our Beatty, Nevada site. Each of these projects included significant bundled truck and/or rail transportation revenue.

Treatment and disposal revenue from our refinery customers grew 48% in 2007 as compared to 2006. This growth is directly related to the strong production and maintenance cycles from our petroleum refinery customers.

Federal government cleanup business revenue increased 30% in 2007 over 2006. This reflects increased shipments from a California military base clean-up project shipped to our Beatty, Nevada facility, as well as a steady flow of shipments under our USACE contract. Event Business clean-up work under the USACE contract contributed 6% of total revenue for 2007, or $10.7 million, as compared to 10% in 2006, or $11.5 million. The decrease under the USACE contract was due to a reduction in transportation services provided and a reduction in shipments in 2007 from the US EPA and other federal agencies that utilized the USACE contract. Treatment and disposal revenue generated by USACE FUSRAP (Formerly Utilized Sites Remedial Action Program) projects, increased by 15% in 2007 as compared to 2006. This was due primarily to delays in USACE shipments during the third quarter of 2006 pending appropriation of funds for the federal government’s new fiscal year.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 15% in 2007 over 2006. This increase reflects an inflation factor increase in our state-approved annual revenue requirement for the year and amounts earned by our field services group.

Treatment and disposal revenue from our steel mill customers grew 12% during in 2007, compared to 2006 as a result of an event clean-up project and steady Base Business shipments.

Our broker business increased 14% in 2007 compared to 2006, reflecting continued success executing our strategy of teaming with national and smaller regional waste broker companies that do not compete with us.

Our other industry revenue declined 31% in 2007 compared to 2006. This decline was due to a large non-rate regulated project completed by our Richland, Washington facility in 2006 that was partially, but not entirely, replaced in 2007.

Gross Profit.  Gross profit in 2007 increased by 24% to $45.5 million, up from $36.6 million in 2006. This increase reflects the significantly higher volume of waste disposed in 2007 compared to 2006. Gross margin decreased to 28% for 2007 as compared to 31% for 2006. The decrease in gross margin was due to higher pass-through or low margin rail and truck transportation services provided on the Honeywell Jersey City and Molycorp Pennsylvania projects and other work secured through the bundling transportation and disposal services.

Treatment and disposal gross margin (excluding transportation services) in both 2007 and 2006 was 53% of treatment and disposal revenue. The mix of waste received at our facilities, excluding transportation factors, can have a significant impact on our gross margin on a quarter-to-quarter basis. Treatment of metals-bearing hazardous wastes, such as the Honeywell Jersey City chromite ore waste, is a commoditized service with lower gross margins than other waste materials that require no treatment prior to disposal or higher gross margin niche treatment services such as thermal desorption, chemical oxidation of waste containing organic chemical compounds and radioactive material.

Use of additives to meet US EPA treatment standards is a variable cost dependent on the specific waste treated. Except for disposal unit airspace, treatment additives and (to a lesser degree) employee overtime, most other direct costs are fixed and do not materially vary with changes in waste volume. This highlights the operating leverage benefits of the disposal business. Management focuses on earnings growth rather than gross margin, since a focus on gross margin alone could result in lower waste throughput, reduced operating leverage and lower gross profit.

During 2007 we received higher volumes of commoditized metals-bearing waste from our Honeywell Jersey City contract as well as higher volumes of radioactive material, aided by our Molycorp Pennsylvania contact. Gross profit and gross margin were negatively impacted by approximately $394,000 for a charge related to closure and post-closure expenses at our operating and non-operating facilities in Robstown and Winona, Texas and Sheffield, Illinois. In 2006, gross margin was improved due to a high margin, non-rate regulated direct disposal project at our Richland, Washington facility completed in 2006. Gross profit and gross margin were negatively impacted in 2006 by approximately $235,000 for accelerated closure expenses at our non-operating facilities in Winona, Texas and Sheffield, Illinois.

Selling, General and Administrative (“SG&A”).  SG&A expense as a percentage of total revenue declined to 9% in 2007 as compared to 11% in 2006. In total dollars, SG&A expenses increased 14% to $14.6 million in 2007, up from $12.8 million in 2006. The increase in SG&A expense was due primarily to increased business activity, higher incentive compensation, sales commissions, stock-based compensation expense, provision for bad debt and administrative costs in support of the record waste volumes received. Additionally, 2007 SG&A expense included a $203,000 charge for the write-off of engineering costs previously capitalized for a New Jersey rail transload project pursued to reduce costs on the Honeywell Jersey City clean-up. Rail project development was suspended based on increased construction and operating cost estimates and improved economic terms for ongoing shipping arrangements. The Company may evaluate other New Jersey rail transfer options as future clean-up project opportunities arise.

Interest income and expense.  Interest income is earned on cash balances, short-term investments and notes receivable and is a function of prevailing market rates and balances. In 2007, we earned $732,000 of interest income, down from $831,000 in 2006. This decrease was due to lower average balances of cash equivalents and short-term investments in 2007 compared to 2006, partially offset by a higher average rate of interest earned on investments.

Other income (expense) is used to record business activities that are not a part of current year ordinary and usual revenue and expenses. Other income in 2007 was $122,000 and primarily resulted from a $26,000 net gain on sale of excess property and $88,000 in royalty payments. Other income in 2006 was $587,000 from a $299,000 reimbursement of legal expenses on a prior year litigation matter, a $167,000 net gain on sale of excess property, $53,000 in royalty payments, $50,000 in proceeds from an easement agreement and $18,000 of other miscellaneous income.

Income tax expense.  Our effective income tax rate for the years ended December 31, 2007 and 2006 was 38.8% and 38.6%, respectively. This increase is due primarily to a 1% increase in our federal statutory rate in 2007 from 34% to 35% on higher earnings, increases in non-tax-deductible expenses on incentive stock options and increases in our estimated state income tax rate. These increases were partially offset by realization of approximately $325,000 in state investment tax credits claimed on our 2006 tax returns. At December 31, 2007, we also had approximately $2.3 million in state net operating loss carry forwards (“NOLs”) for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business, and therefore we believe it is unlikely we will be able to utilize them in the future.

2006 Compared to 2005

Revenue.  Revenue increased 47% to $116.8 million in 2006 from $79.4 million in 2005. This increase was a result of increased disposal revenues at our four operating facilities and an increase in bundled rail transportation and disposal revenue under our contract with Honeywell and other clean-up projects. In 2006, we disposed 816,000 tons of hazardous and radioactive waste, up 3% from the 792,000 tons disposed in 2005. The average selling price in 2006 for treatment and disposal services excluding transportation increased 8% over 2005 levels. This increase generally reflects normal variations in service mix for waste requiring treatment.

During 2006, treatment and disposal revenue from recurring Base Business grew 31% and was approximately 49% of non-transportation revenue. Base Business was 41% of non-transportation revenue in 2005. Event Business was unchanged in 2006 as compared to 2005. In 2006, Event Business was 51% of non-transportation revenue. We believe Base Business growth adds to more predictable long-term performance due to its recurring nature. The following table summarizes revenue growth for 2006 (both Base and Event Business) by industry customer type as compared to 2005.

Treatment and Disposal Revenue Growth
Year Ended December 31, 2006 vs. Year Ended
December 31, 2005

Private cleanup	135%
Other industry	71%
Broker	26%
Rate regulated	14%
Steel	3%
Refinery	(4)%
Federal cleanup	(47)%

Treatment and disposal revenue from private industry customers grew approximately 135% in 2006 over 2005. Our bundled rail transportation and disposal contract with Honeywell was the primary contributor to this growth. In 2006, Honeywell revenue contributed 38% of total revenue, or $44.3 million. This compares to 9% of total revenue in 2005, or $7 million. Our waste broker business also grew, up 26% in 2006 over 2005. One of our strategic initiatives is to team with waste brokers who do not compete with us. Our federal government clean-up business declined 47% in 2006 as compared to 2005. This reflected reduced shipments under our USACE contract. This contract contributed 10% of our total revenue during 2006, or $11.5 million, compared to 27% of 2005 revenue, or $22 million. This decline was primarily caused by lower than normal shipments under the USACE contract during the third quarter of 2006 pending new federal fiscal year appropriations, project timing on by individual clean-up projects and reduced use of the USACE contract by the US EPA.

Gross Profit.  Gross profit in 2006 increased by 18% to $36.6 million, compared to $31.0 million in 2005. This $5.6 million increase reflects a 3% increase in volume and 8% increase in average selling prices in 2006. Gross margin decreased to 31% in 2006 as compared to 39% the prior year. This primarily reflects increased rail transportation costs on the Honeywell project as well as normal variations in service mix. Rail transportation expenses increased approximately $25.5 million, or 114%, over 2005 levels. Transportation services are often offered as a “value-added” service with little or no margin. Offering bundled rail transportation and disposal services allow us to extend our geographic reach to win work for which we could not otherwise compete. Service mix contributed to lower gross margin due to the higher volume of commoditized waste services, including Honeywell waste. Use of additives to meet US EPA treatment standards is a variable cost dependent on the specific waste treated. Except for disposal unit airspace, treatment additives and (to a lesser extent) employee overtime, most other direct costs are fixed and do not materially vary with changes in waste volume. Gross profit and gross margin were also negatively impacted by approximately $235,000 for revised closure cost estimates at our non-operating facilities in Winona, Texas and Sheffield, Illinois. During 2005, we recognized $542,000 of direct operating costs at our Winona facility from an increased cost estimate to close and monitor the site.

Selling, General and Administrative (“SG&A”).  SG&A expense as a percentage of total revenue declined to 11% in 2006 as compared to 16% in 2005. In total dollars, SG&A expenses increased 3% to $12.8 million as compared to $12.5 million in 2005. The dollar increase in SG&A reflects increased compensation costs including stock-based incentives, insurance, consulting and legal expenses and increased headcount to support increased business during the year. Compensation costs also include higher sales commissions paid on non-transportation revenue and salary increases. Stock-based incentive compensation included stock options and restricted common stock awarded to key employees and directors. Effective January 1, 2006, we adopted Statement of Accounting Standards No. 123(R), Share-Based Payment, which required us to expense approximately $392,000 for the fair value of stock options and restricted stock. Increases in insurance, consulting and legal expenses reflect increased business activity in 2006 as compared with 2005.

Business insurance claim.  During 2006, we settled our business interruption insurance claim from a July 2004 fire in our Robstown, Texas facility’s waste treatment building. The claim settled for approximately $2.1 million of which we had previously recognized $1.3 million. After deducting approximately $34,000 for claim preparation, the remaining $704,000 was recognized as operating income in 2006. No further claims are pending with respect to this matter.

Interest income and expense.  Interest income earned on cash balances, short-term investments and notes receivable is a function of prevailing market rates and balances. In 2006, we earned $831,000 of interest income, up from $564,000 in 2005. This increase was due to higher average cash and short-term investments over the year and higher interest rate yields in 2006 as compared to 2005. Interest expense for 2006 was $8,000, a decrease from $173,000 in 2005, following payoff of a term loan in December 2005. 2006 interest expense reflects capital lease financing of office equipment.

Other income (expense).  Other income (expense) is used to record business activities that are not a part of our current year ordinary and usual revenue and expenses. Other income in 2006 was $587,000 from a $299,000 reimbursement of legal expenses on a prior year litigation matter, a $167,000 net gain on the sale of excess property, $53,000 in royalty payments, $50,000 in proceeds from an easement agreement and $18,000 of other miscellaneous income. Other income in 2005 was $13,000 from a $75,000 net loss on sale/disposal of property, $85,000 in royalty payments and $3,000 in miscellaneous income.

Income tax expense.  Our effective income tax rate for 2006 and 2005 was 38.6% and 38.5%, respectively. During the year we continued to utilize our available NOLs. At December 31, 2006, we had approximately $2.5 million in federal NOLs remaining. This compares to the approximately $19.9 million of federal NOLs remaining at December 31, 2005. At December 31, 2006, we also had approximately $2.3 million in state NOLs for which we maintained nearly a full valuation allowance. These state NOLs are located in states where we do little or no business, and therefore we believe it is unlikely that we will be able to utilize these state NOLs in the future.

Liquidity and Capital Resources

Our principal source of cash is from operations, which on average produced more than $6.0 million of quarterly cash flow over the past three years. The $14.8 million in cash and short-term investments at December 31, 2007 was comprised of $2.2 million in short-term investments which were not required for operations, and $12.6 million in cash immediately available for operations.

We have a $15.0 million unsecured line-of-credit agreement that matures in June 2008 to supplement daily working capital as needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing the Prime Rate or LIBOR, plus an applicable spread. We have a standby letter of credit to support our closure and post-closure obligation of $4 million that expires in September 2008. At December 31, 2007, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding. We expect to enter into a new unsecured line-of-credit agreement prior to the June 2008 expiration of our existing line-of-credit agreement.

We believe that cash on hand and cash flow from operations will be sufficient to meet our operating cash needs during the next 12 months.

Operating Activities.  In 2007, cash provided by operating activities was $30.7 million. This was primarily attributable to net income of $19.4 million, changes in deferred tax of $2.9 million, accrued salaries and benefits and stock based compensation. These amounts were partially offset by increases in accounts receivable (net of the increase in deferred revenue) of $851,000, a decrease in accounts payable and accrued liabilities of $659,000 and payments to meet closure post-closure obligations. The increase in net income is discussed above under Results of Operations. During 2007, we fully utilized our federal NOLs and began using cash to pay our tax obligations. The increase in accounts receivable is directly tied to higher disposal and transportation revenue for 2007 as compared to 2006. Longer payment cycles for the Honeywell Jersey City project contributed to the increase in accounts receivable in 2007, during which days sales outstanding increased to 63 days as of December 31, 2007, compared to 61 days at December 31, 2006.

In 2006, cash provided by operating activities was $20.7 million. This was primarily attributable to net income of $15.9 million, utilization of deferred tax assets and income tax receivable totaling $7.3 million, an increase in accounts payable and accrued liabilities of $1.6 million and a decrease in other assets. These amounts were partially offset by increases in accounts receivable (net of the increase in deferred revenue) of $11.6 million, a decrease in accrued salaries and benefits of $606,000 and payments on our closure post-closure obligations. During 2006, we utilized $17.4 million of our NOLs, resulting in a reduction of our deferred tax assets. Increases in accounts payable and accrued liabilities reflect increased business activity and timing of payments. Decreases in other assets reflect prepaid transportation and insurance. Increases in accounts receivable were attributable to revenue growth. The Honeywell Jersey City project represented approximately 49% of our outstanding trade accounts receivable balance at December 31, 2006. Due to the size of the Honeywell contract and its extended payment terms, our average days outstanding for receivables increased in 2006 as compared to 2005.

In 2005, net cash provided by operating activities was $20.2 million. This was primarily attributable to net income of $15.4 million, utilization of deferred tax assets and income tax receivable totaling $7.1 million, an increase in accounts payable and accrued liabilities of $3.3 million and an increase in accrued salaries and benefits of $616,000. These amounts were partially offset by increases in accounts receivable (net of the increase in deferred revenue) of $4.1 million, increases in other assets and payments on our closure post-closure obligations. Use of NOLs in 2005 resulted in a reduction of our deferred tax assets. Increases in accounts payable and accrued liabilities reflect timing of payments and a $3.5 million pre-payment deposit on the Honeywell Jersey City project contract. The increase in accrued salaries and benefits was a result of increased incentive compensation earned during 2005, but not paid until 2006. The increase in accounts receivable was attributable to revenue growth in 2005 over 2004. Increases in other assets resulted from prepaid services on the Honeywell project.

Investing Activities.  In 2007, net cash used in investing activities was $11.5 million. Significant transactions affecting cash used in investing activities during 2007 include capital expenditures of $15.4 million. Capital expenditures were primarily devoted to construction of a new treatment and storage building at our Beatty, Nevada facility for $4.3 million; a new storage building and waste testing laboratory at our Robstown, Texas facility for $1.3 million; construction of additional disposal space at our Idaho and Texas facilities for $6.0 million and various equipment and fixture purchases at all four operating waste facilities. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $4.1 million.

For 2006, net cash used in investing activities was $13.8 million. Primary uses of cash were capital expenditures of $19.8 million of which $11.9 million was used to purchase additional gondola rail cars, $1.9 million to construct a second rail transfer station and additional rail track at our Grand View, Idaho rail transfer site and $2.0 million to construct a new rail transfer station near our Robstown, Texas facility. During 2006, we funded a $4.5 million trust account securing our closure post-closure financial assurance obligations at our non-operating facilities. Net short-term investment activity provided $10.4 million in cash during 2006.

For 2005, net cash used in investing activities was $11.2 million. Primary uses of cash were $19.4 million in capital expenditures of which $5.5 million was used to purchase gondola rail cars, $4.2 million to construct new disposal space at our Grand View, Idaho facility and $3.3 million to construct a new waste treatment building at our Robstown, Texas facility. We also placed $4.8 million, net of maturities, in short-term investments. In 2005, we received $11.8 million in litigation settlement proceeds from the State of Nebraska and $1.2 million from our insurance carrier for assets lost in the July 2004 fire at our Robstown, Texas facility.

Financing Activities.  For 2007, net cash used in financing activities was $10.4 million. This was primarily attributable to $10.9 million in dividend payments partially offset by proceeds from stock option exercises and associated tax benefits.

For 2006, net cash used in financing activities was $6.8 million. This was primarily attributable to dividend payments of $10.8 million in 2006. We received $2.0 million from the exercise of stock options and a $2.0 million tax benefit from the exercise of non-qualified stock options and disqualifying dispositions of stock acquired through incentive stock options.

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

Subsequent Event

On January 2, 2008 the Company declared a dividend of $0.15 per common share to stockholders of record on January 11, 2008. The dividend was paid out of cash on hand on January 18, 2008 in an aggregate amount of $2.7 million.

Contractual Obligations and Guarantees

Contractual Obligations

AEC’s contractual obligations at December 31, 2007 mature as follows:

	Payments Due by Period
		1 Year			More than
	Total	or less	2-3 Years	4-5 Years	5 Years
	$s in thousands

Closure and post-closure obligations(1)	$129,336	$874	$3,477	$3,516	$121,469
Operating lease commitments	4,792	2,561	1,852	216	163
Capital lease obligation	41	11	22	8	—

Total contractual obligations	$134,169	$3,446	$5,351	$3,740	$121,632

(1)	For the purposes of the table above, our closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2104.

Guarantees

We enter into a wide range of indemnification arrangements, guarantees and assurances in the ordinary course of business, and have evaluated agreements that contain guarantees and indemnification clauses in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These include tort indemnities, tax indemnities, indemnities against third-party claims arising out of arrangements to provide services to us and indemnities related to the sale of our securities. Also, our governance documents indemnify individuals made party to any suit or proceeding if that individual was acting as an officer or director of AEC or was serving at the request of AEC or any of its subsidiaries during his or her tenure as a director or officer. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries for the satisfaction of performance obligations, including closure and post-closure financial assurances. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, we are not currently aware of any material liabilities arising from these arrangements.

Environmental Matters

We maintain reserves and insurance policies for costs associated with future closure and post-closure obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on management estimates of future closure and post-closure monitoring efforts using engineering evaluations and interpretations of current regulatory requirements which are periodically updated. Accounting for closure and post-closure costs includes final disposal unit capping, soil and groundwater monitoring and routine maintenance and surveillance costs required after a site is properly closed.

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $129 million at December 31, 2007, with a median payment year of 2055. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, enacted laws and regulations and other economic factors. These current costs are adjusted for anticipated annual inflation or cost of living rates, which we assumed to be 2.6% as of December 31, 2007. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2007, our weighted-average credit-adjusted risk-free interest rate was 8.2%. For financial reporting purposes, our recorded closure and post-closure obligations were $15.1 million, $12.8 million and $11.7 million for 2007, 2006 and 2005, respectively.

Through December 31, 2007, we have met our financial assurance requirements through insurance and self-funded restricted trusts. Our current closure and post-closure policies were renewed in December 2005 and expire in December 2009. This renewal required us to self-fund $4.5 million of closure and post-closure obligation for non-operating sites subject to approval by responsible regulatory agencies. During 2006, these regulatory agencies approved the use of the self-funded trust agreements in place of insurance policies. As a result, our non-operating site insurance policies were cancelled during 2006.

Another renewal condition was to provide collateral equal to 15% of the insurance policy limits for operating site closure and post-closure obligations through the remainder of the policy term. As of December 31, 2007, we have issued $4 million in letters of credit to satisfy this collateral requirement with limits of approximately $32 million for our operating sites. We also have $4.9 million in self-funded restricted trust agreements to cover financial assurance obligations at our non-operating facilities. These self-funded trust agreements are identified as “Restricted Cash” on our consolidated balance sheet.

We expect to renew these policies in the future.  If we are unable to obtain adequate closure, post-closure or environmental insurance in future years, any partial or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.

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

Seasonal Effects

Market conditions and federal funding decisions generally have a larger effect on revenue than does seasonality. Operating revenue is generally lower in the winter months, however, and increases when short-term, weather-influenced clean-up projects are more frequently undertaken. While large, multi-year clean-up projects tend to continue in winter months, the pace of waste shipments may be slowed due to weather.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste disposal revenue, 2) waste treatment revenue and 3) waste transportation services. Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal services. Transportation revenue results from fees charged to customers for the cost of delivering waste in possession of a customer to one of our disposal facilities for treatment and/or disposal. Treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when services are completed and the waste is disposed of. Transportation revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when the transported wasted is received at our disposal sites. Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective states and are not included in revenue. Revenue and associated cost from waste that have been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which sets and regulates rates for its disposal of LLRW. Annual revenue levels are established based on an agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators, which are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2007 expired on December 31, 2007. During 2007 we entered into a new rate agreement with the WUTC that went into effect on January 1, 2008 and expires in 2013.

Disposal Facility Accounting

In general terms, a disposal cell development asset exists for the cost of building new disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space is filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

•	Personnel and equipment costs incurred to construct new disposal cells are identified and capitalized as a cell development asset.

•	The cell development asset is amortized as each available cubic yard of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping filled disposal cells.

•	Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), requires us to record the fair value of an Asset Retirement Obligation (“ARO”) as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets. We are also required to record a corresponding asset that is amortized over the life of the underlying tangible asset. After the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. The cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value under the provisions of SFAS 143. We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an estimated inflation rate, estimated at December 31, 2007 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2007 approximated 8.2%. Final closure and post-closure monitoring obligations are currently estimated as being paid through 2104. During 2007, we updated several of our assumptions. This included the estimated cost of closing active disposal cells at our Idaho and Texas facilities and the estimated year in which our Nevada and Texas sites will ultimately be closed and post-closure monitoring will begin. In addition, we placed a new disposal cell into service at our Texas facility in the fourth quarter of 2007. These changes resulted in a net increase to our closure post-closure obligation of $2.0 million, an increase of $1.9 million in retirement asset and $100,000 being expensed as other direct costs.

Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $2.8 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $1.5 million.

Share Based Payments

We grant stock options to purchase our common stock to certain employees under our 1992 Employee Stock Option Plan. We also grant directors and certain employees restricted stock awards under the 2005 Director Stock Plan and the 2006 Employee Stock Plan. Additionally, outstanding options have been granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised SFAS No. 123 (SFAS 123 R), Share-Based Payment, which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123 R and, therefore, have not restated our results for prior periods. The valuation provisions of SFAS 123 R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for 2007 and 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123 R for 2007 and 2006 were $743,000 and $392,000, respectively.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 13 to the consolidated financial statements included in this Form 10-K for a summary of the assumptions utilized in 2007 and 2006. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

SFAS 123 R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. Deferred tax assets are required to be evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires management’s judgment and the use of estimates. During the first quarter of 2007, we utilized the remaining federal net operating loss carry forwards that were available as of December 31, 2006, and began paying our tax obligations from operating cash flows during the second quarter of 2007. As of December 31, 2007, we have deferred tax assets totaling approximately $2.6 million, net of a valuation allowance of $2.3 million and deferred tax liabilities totaling approximately $2.5 million.

On January 1, 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) to account for uncertain tax positions. As discussed in Note 2 and Note 11 to the accompanying consolidated financial statements, the adoption of FIN 48 had no impact on our financial position, results of operations or cash flows. The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous, and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposures. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows.

Litigation

We have been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. Until August 2005 we held a $6.5 million deferred site development asset for our share of the monetary damages specified in an August 2004 settlement agreement between the Central Interstate Compact Commission (“CIC”) and the State of Nebraska. In August 2005, the State of Nebraska paid the CIC and the CIC paid us $11.8 million fully resolving our claim. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances. As of December 31, 2007, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

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

We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2007, approximately $14.8 million was held in cash or short-term investments at terms ranging from overnight to thirty-seven days. Together, these items earn interest at approximately 4.4% and comprised 13% of assets as of December 31, 2007. We have no debt obligations subject to interest rate risk except for our available credit facility which bears a variable interest rate of LIBOR plus an applicable margin. At December 31, 2007 and 2006, there were no outstanding borrowings on the credit facility.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries (“the Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited American Ecology Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ecology Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ending December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, American Ecology Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 13 to the consolidated financial statements, on January 1, 2006 the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123 R, Share-Based Payment.

Portland, Oregon
February 27, 2008

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	$s in thousands, except per share amounts

Assets
Current Assets:
Cash and cash equivalents	$12,563	$3,775
Short-term investments	2,209	6,120
Receivables, net	29,422	27,692
Prepaid expenses and other current assets	3,034	2,639
Income tax receivable	994	650
Deferred income taxes	667	2,166

Total current assets	48,889	43,042
Property and equipment, net	63,306	55,460
Restricted cash	4,881	4,691
Deferred income taxes	—	848

Total assets	$117,076	$104,041

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,861	$6,866
Deferred revenue	4,491	3,612
Accrued liabilities	6,236	3,544
Accrued salaries and benefits	2,613	1,943
Customer advances	31	1,866
Current portion of closure and post-closure obligations	803	656
Current portion of long-term debt	8	6

Total current liabilities	19,043	18,493
Long-term closure and post-closure obligations	14,331	12,160
Long-term debt	27	24
Deferred income taxes	577	—
Other long-term liabilities	—	9

Total liabilities	33,978	30,686
Contingencies and commitments
Stockholders’ Equity
Common stock $0.01 par value, 50,000 authorized; 18,246 and 18,174 shares issued and outstanding, respectively	182	182
Additional paid-in capital	58,816	57,532
Retained earnings	24,100	15,641

Total stockholders’ equity	83,098	73,355

Total liabilities and stockholders’ equity	$117,076	$104,041

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2007	2006	2005
	$s in thousands, except per share amounts

Revenue	$165,520	$116,838	$79,387
Transportation costs	79,326	47,829	22,302
Other direct operating costs	40,681	32,420	26,048

Gross profit	45,513	36,589	31,037
Selling, general and administrative expenses	14,646	12,835	12,506
Business interruption insurance claim	—	(704)	(901)

Operating income	30,867	24,458	19,432
Other income (expense):
Interest income	732	831	564
Interest expense	(3)	(8)	(173)
Fire related property insurance claims, net of impairment	—	—	(49)
Gain on litigation settlement	—	—	5,327
Other	122	587	13

Total other income	851	1,410	5,682
Income before income taxes	31,718	25,868	25,114
Income tax expense	12,322	9,979	9,676

Net income	19,396	15,889	15,438

Earnings per share:
Basic	$1.06	$0.88	$0.88
Diluted	$1.06	$0.87	$0.86
Shares used in earnings per share calculation:
Basic	18,217	18,071	17,570
Diluted	18,257	18,202	17,950
Dividends paid per share	$0.60	$0.60	$0.30

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2007	2006	2005
	$s in thousands

Cash Flows From Operating Activities:
Net income	$19,396	$15,889	$15,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,009	8,093	6,775
Deferred income taxes	2,924	6,721	8,166
Stock-based compensation expense	743	392	106
Accretion of interest income	(158)	(333)	(399)
Net (gain) loss on sale of property and equipment	(26)	(167)	123
Gain on settlement of litigation	—	—	(5,327)
Changes in assets and liabilities:
Receivables	(1,730)	(13,962)	(4,610)
Income tax receivable	(344)	598	(1,063)
Other assets	(395)	1,207	(2,063)
Accounts payable and accrued liabilities	(659)	1,581	3,253
Deferred revenue	879	2,351	537
Accrued salaries and benefits	670	(606)	616
Closure and post-closure obligations	(659)	(1,051)	(1,400)

Net cash provided by operating activities	30,650	20,713	20,152
Cash Flows From Investing Activities:
Purchases of short-term investments	(24,901)	(32,482)	(65,521)
Purchases of property and equipment	(15,430)	(19,758)	(19,431)
Restricted cash	(190)	(4,607)	(2)
Maturities of short-term investments	28,970	42,909	60,673
Proceeds from sale of property and equipment	92	175	1,265
Proceeds from litigation settlement	—	—	11,805

Net cash used in investing activities	(11,459)	(13,763)	(11,211)
Cash Flows From Financing Activities:
Dividends paid	(10,937)	(10,817)	(5,291)
Payment of indebtedness	(7)	(4)	(4,191)
Proceeds from stock option exercises	328	2,003	1,255
Tax benefit of common stock options	213	2,002	767

Net cash used in financing activities	(10,403)	(6,816)	(7,460)
Increase in cash and cash equivalents	8,788	134	1,481
Cash and cash equivalents at beginning of period	3,775	3,641	2,160

Cash and cash equivalents at end of period	$12,563	$3,775	$3,641

Supplemental Disclosures
Income taxes paid	$9,545	$632	$1,806
Interest paid	3	8	173
Non-cash investing and financing activities:
Closure/Post closure retirement asset	1,913	1,106	382
Capital expenditures in accounts payable	411	691	218
Acquisition of equipment with capital leases	12	34	—

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Additional
	Shares	Par Value	Paid-In	Retained
	Outstanding	Common Stock	Capital	Earnings	Total Equity
			$s in thousands

Balance 12-31-2004	17,398,494	$174	$51,015	$422	$51,611
Net income	—	—	—	15,438	15,438
Dividend paid	—	—	—	(5,291)	(5,291)
Stock option exercises	328,888	3	1,252	—	1,255
Tax benefit of equity based awards	—	—	767	—	767
Stock-based compensation	338	—	106	—	106
Issuance of restricted common stock	14,700	—	—	—	—

Balance 12-31-2005	17,742,420	177	53,140	10,569	63,886
Net income	—	—	—	15,889	15,889
Dividend paid	—	—	—	(10,817)	(10,817)
Stock option exercises	421,420	5	1,998	—	2,003
Tax benefit of equity based awards	—	—	2,002	—	2,002
Stock-based compensation	—	—	392	—	392
Issuance of restricted common stock	10,200	—	—	—	—

Balance 12-31-2006	18,174,040	182	57,532	15,641	73,355
Net income	—	—	—	19,396	19,396
Dividend paid	—	—	—	(10,937)	(10,937)
Stock option exercises	51,000	—	328	—	328
Tax benefit of equity based awards	—	—	213	—	213
Stock-based compensation	—	—	743	—	743
Issuance of restricted common stock	21,000	—	—	—	—

Balance 12-31-2007	18,246,040	$182	$58,816	$24,100	$83,098

The accompanying notes are an integral part of these financial statements

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS

American Ecology Corporation, through its subsidiaries provides radioactive, PCB, hazardous and industrial waste management services to commercial and government entities, such as refineries and chemical production facilities, electric utilities, manufacturers, steel mills and medical and academic institutions. We are headquartered in Boise, Idaho. Throughout these financial statements words such as “we,” “us,” “our,” “AEC” and the “Company” refer to American Ecology Corporation and its subsidiaries.

Our principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas, Inc., a Delaware corporation; US Ecology Washington, Inc., a Delaware corporation; and US Ecology Idaho, Inc., a Delaware corporation.

We operate within two segments:  Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and Low-level radioactive waste (“LLRW”), naturally occurring and accelerator produced radioactive materials (“NORM/NARM”) and LARM. The Operating Disposal Facilities segment includes our hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas, and our LLRW and NORM/NARM disposal facility in Richland, Washington.

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

Cash and Cash Equivalents.  Cash and cash equivalents consist primarily of cash on deposit, money market accounts and short-term investments with original maturities of 30 days or less.

Short-Term Investments.  Short-term investments consist of investments in government agency securities or investments in high-quality commercial paper. Investments are classified as available for sale and held at amortized cost, which approximates fair value. The investments have a maximum maturity of three months. Our investment policy allows for maturities up to two years and a wide range of investment rated debt.

Financial Instruments.  Cash and cash equivalents, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments.

Receivables.  Receivables are stated at an amount management expects to collect. Based on management’s assessment of the credit history of the customers having outstanding balances, management has concluded that potential unreserved future losses on balances outstanding at year-end will not be material

Restricted Cash.  Restricted cash balances of $4.9 million and $4.7 million at December 31, 2007 and 2006, respectively, represent funds held in third party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations. These restricted cash balances are maintained by third-party trustees and are invested in fixed income securities. The balances are adjusted to fair market value on a monthly basis.

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste disposal revenue, 2) waste treatment revenue and 3) waste transportation services. Waste treatment and disposal revenue results primarily from

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees charged to customers for treatment and/or disposal services. Transportation revenue results from fees charged to customers for the cost of delivering waste in possession of a customer to one of our disposal facilities for treatment and/or disposal. Treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when services are completed and the waste is disposed of. Transportation revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when the transported wasted is received at our disposal sites. Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective states and are not included in revenue. Revenue and associated cost from waste that have been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

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

Unbilled Receivables.  Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers, and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2007 were billed in the following month.

Deferred revenue.  Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment.  Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. During 2007, 2006 and 2005, maintenance and repair expenses charged to continuing operations were $1.9 million, 1.7 million and $2.0 million, respectively.

We assume no salvage value for our depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Vehicles and other equipment	3 to 10
Disposal facility and equipment	3 to 20
Buildings and improvement	5 to 40
Railcars	40

Disposal Cell Accounting.  Qualified disposal cell development costs such as personnel and equipment costs incurred to construct new disposal cells are recorded and capitalized at cost. Capitalized cell development costs, net of recorded amortization, are added to estimated future costs of the permitted disposal cell to be incurred over the remaining construction of the cell, to determine the amount to be amortized over the remaining estimated cell life. Estimates of future costs are developed using input from independent engineers and internal technical and accounting managers. We review these estimates at least annually. Amortization is recorded on a unit of consumption basis, typically applying cost as a rate per cubic yard disposed. Disposal facility costs are expected to be fully amortized upon final closure of the facility, as no salvage value applies. Costs associated with ongoing disposal operations are charged to expense as incurred.

We have material financial commitments for closure and post-closure obligations for certain facilities we own or operate. We estimate future cost requirements for closure and post-closure monitoring based on Resource

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conservation and Recovery Act (“RCRA”), and conforming state requirements and facility permits. RCRA requires that companies provide the responsible regulatory agency acceptable financial assurance for closure and post-closure monitoring of each facility for 30 years following closure. Estimates for final closure and post-closure costs are developed using input from our technical and accounting managers as well as independent engineers and are reviewed by management at least annually. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations, through the required post-closure monitoring period. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which established standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. We apply these standards in accounting for our asset retirement obligations. In accordance with SFAS 143, the present value of the estimated closure and post-closure costs are accreted using the interest method of allocation to other direct costs in our consolidated statement of operations so that 100% of the future cost has been incurred at the time of payment.

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

Impairment of Long-lived assets.  Long-lived assets consist primarily of property and equipment and facility development costs. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit had indications of possible impairment, such as current operating losses, we would evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations over the remaining amortization period. If an impairment loss were to exist, the carrying amount of the related long-lived assets would be reduced to their estimated fair value based upon discounted cash flows from operations.

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

Insurance.  We are self-insured for health-care coverage of employees. Stop-loss insurance is carried, which assumes liability for claims in excess of $125,000 per individual or on an aggregate basis for the monthly population. Accrued costs for our self-insured health care coverage were $184,000 and $170,000 at December 31, 2007 and 2006, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. We are also insured for consultant’s environmental liability subject to a $100,000 self-insured retention. Additionally, we are insured for losses or damage to third party property or people subject to a $75,000 self-insured retention

Earnings per share.  Basic earnings per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Potential common shares that would increase earnings per share or decrease loss per share are anti-dilutive and are excluded from earnings per share computations. Earnings per share is computed separately for each period presented.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New and Recently Issued Accounting Pronouncements.

EITF 06-3.  In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenue and costs) or a net basis (excluded from revenue), and that this accounting policy decision be disclosed. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 in the first quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have any impact on the Company’s consolidated financial statements.

FIN 48.  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 effective on January 1, 2007 and this adoption did not impact our consolidated financial statements. See Note 11 — Income Taxes.

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 8, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We will adopt SFAS 157 in the first quarter of 2008 and are currently evaluating the impact of this statement on our consolidated financial statements.

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

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

SFAS 141 R.  In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141 R”) which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141 R requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, SFAS 141 R modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The statement also provides guidance on disclosures related to the nature and financial impact of the business combination. SFAS 141 R is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. SFAS 141 R will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS 141 R, we do not currently believe adoption will have a material impact on our consolidated financial statements.

SFAS 160.  In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in the first quarter of 2009. Although the Company will continue to evaluate the application of SFAS 160, we do not currently believe adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

•	Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

•	Recovery of Long-Lived Assets — We evaluate the recovery of our long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

•	Income Taxes — We assume the deductibility of certain costs in our income tax filings, estimate our state income tax rate and estimate the future recovery of deferred tax assets.

•	Legal Accruals— We estimate the amount of potential exposure we may have with respect to litigation, claims and assessments.

•	Disposal Cell Development and Final Closure/Post-Closure Amortization — We expense amounts for disposal cell usage and final closure and post-closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the final closure and post-closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

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

NOTE 4.	CONCENTRATIONS AND CREDIT RISK

Major Customers.  The following customers accounted for more than 10% of revenue for the years ending December 31:

	Percent of Revenue
Customer	2007	2006	2005

Honeywell International, Inc.	41%	38%	9%
U.S. Army Corps of Engineers	6%	10%	27%

The following customer had a receivable balance of more than 10% of our total trade receivables as of December 31:

	Percent of Receivables
Customer	2007	2006

Honeywell International, Inc.	50%	49%

Credit Risk Concentration.  We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all of the balances are uninsured and are not used as collateral for other obligations. Short-term investments consist of high-quality commercial paper currently with a maximum maturity of approximately 30 days. Concentrations of credit risk with respect to accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell International, Inc., for which significant credit risk exists, although mitigated through court orders requiring that Honeywell perform activities covered by our contract. Typically, we have not required customers to provide collateral for such obligations.

Labor Concentrations.  As of December 31, 2007, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 10 employees at our Richland facility. Our 228 other employees do not belong to a union.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2007 and 2006 were as follows:

	2007	2006
	$s in thousands

Fixed maturity securities
Commercial paper	$2,209	$4,122
Federal Home Loan	—	1,998

Total	$2,209	$6,120

NOTE 6.	RECEIVABLES

Receivables at December 31, 2007 and 2006 were as follows:

	2007	2006
	$s in thousands

Trade	$28,821	$27,536
Unbilled revenue	613	237
Other	122	29

	29,556	27,802
Allowance for doubtful accounts	(134)	(110)

	$29,422	$27,692

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated on a monthly basis and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience:

		Charged
	Balance at	(Credited) to	Recoveries
	Beginning of	Costs and	(Deductions/	Balance at
	Period	Expenses	Write-offs)	End of Period
	$s in thousands

Allowance for Doubtful Accounts
Year ended December 31, 2007	$110	$103	$(79)	$134
Year ended December 31, 2006	148	(145)	107	110
Year ended December 31, 2005	215	160	(227)	148

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006, were as follows:

	2007	2006
	$s in thousands

Cell development costs	$32,492	$28,366
Land and improvements	8,858	8,816
Buildings and improvements	26,547	18,264
Railcars	17,375	17,375
Vehicles and other equipment	19,823	17,479
Construction in progress	6,676	5,590

	111,771	95,890
Accumulated depreciation and amortization	(48,465)	(40,430)

	$63,306	$55,460

Depreciation and amortization expense was $8.9 million, $7.0 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 8.	EMPLOYEE BENEFIT PLANS

We maintain the American Ecology Corporation 401(k) Savings Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees. Participants may contribute a percentage of salary up to the IRS limitations. We contribute a matching contribution equal to 55% of participant contributions up to 6% of compensation. We contributed in 2007, 2006 and 2005 matching contributions to the Plan of $267,000, $241,000 and $221,000, respectively.

NOTE 9.	CLOSURE AND POST-CLOSURE OBLIGATIONS

Accrued closure and post-closure liability represents the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated, consistent with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

We do not presently bear significant financial responsibility for closure and post-closure monitoring of the disposal facilities located on state-owned land at our Beatty, Nevada site or state-leased federal land at the Richland, Washington site. The States of Nevada and Washington collect fees from us based on the waste received on a quarterly basis. Such fees are deposited in dedicated, state-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the states.

We apply SFAS 143 to account for our asset retirement obligations. SFAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure cost taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31,

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2007 approximated 8.2%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

Changes to reported closure and post-closure obligations for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	$s in thousands

Beginning obligation	$12,816	$11,687
Accretion expense	1,064	1,074
Payments	(733)	(1,148)
Adjustments	1,987	1,203

Ending obligation	15,134	12,816
Less current portion	(803)	(656)

Long-term portion	$14,331	$12,160

The adjustment to the obligation is a change in the expected timing of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments in 2007 were: (1) a $1.3 million increase to the obligation as a result of increasing our estimated costs to close active disposal cells, (2) a $514,000 increase to the obligation as a result of construction of new disposal cell space and (3) a $207,000 increase to the obligation as the result of accelerating our facilities closure timeline due to increased disposal volumes.

The primary adjustments in 2006 were:  (1) a $2.6 million increase to the obligation as a result of increasing our expected inflation rate to 2.6%, (2) a $1.3 million increase to the obligation for the acceleration of expected closure costs on active disposal cells resulting from higher amounts of waste disposed of during the year, (3) an $816,000 increase to the obligation as a result of increasing our estimated costs to close active disposal cells and (4) a $3.5 million decrease to the obligation resulting from state approved of future disposal cells that extended the dates that site closure and post-closure costs are expected to be paid.

The reported closure and post-closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31, 2007 and 2006 as follows:

	2007	2006
	$s in thousands

Net closure and post-closure asset, beginning of year	$2,368	$1,428
Additions or adjustments to closure and post-closure asset	1,913	1,106
Amortization of closure post-closure asset	(983)	(166)

Net closure and post-closure asset, end of year	$3,298	$2,368

NOTE 10.	DEBT

Revolving Line of Credit

We have a line of credit with Wells Fargo Bank for $15.0 million with a maturity date of June 15, 2008. The line of credit is unsecured. Monthly interest only payments are paid based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“LIBOR”) plus an applicable spread. At December 31, 2007, the applicable interest rate on the line of credit was 5.7%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio, and a minimum fixed-charge coverage ratio that we are required to maintain. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, no other event or condition that upon notice or continuation would constitute an event of default and the payment of the dividend will not result in an event of default. We expect to enter into a new unsecured line-of-credit agreement prior to the expiration of our existing line-of-credit agreement in June 2008.

At December 31, 2007 and 2006, we had no amounts outstanding on the revolving line of credit. At December 31, 2007 the availability under the line of credit was $11.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance. At December 31, 2006, the availability under the line of credit was $10 million with $5.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

NOTE 11.	INCOME TAXES

The components of the income tax expense were as follows:

	2007	2006	2005
	$s in thousands

Current:
U.S. Federal	$8,310	$345	$331
State	1,088	885	410

	9,398	1,230	741
Deferred:
U.S. Federal	2,864	8,444	8,291
State	60	305	644

	2,924	8,749	8,935

	$12,322	$9,979	$9,676

The following table reconciles between the effective income tax rate and the applicable statutory federal and state income tax rate:

	2007	2006	2005

Taxes computed at statutory rate	35.0%	34.0%	34.0%
State income taxes (net of federal) income tax benefit	2.0	3.0	3.0
Other	1.8	1.6	1.5

	38.8%	38.6%	38.5%

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	2007	2006
	$s in thousands

Current deferred tax assets:
Environmental compliance and other site related costs	$308	$249
Accruals, allowances and other	359	262
Net operating loss carry forward	—	864
Alternative minimum tax credit	—	791

Total current deferred tax assets	$667	$2,166

Long-term deferred tax assets (liabilities):
Net operating loss carry forward	$2,316	$2,288
Environmental compliance and other site related costs	1,762	2,329
Accruals, allowances and other	71	64
Property and equipment	(2,458)	(1,550)

Total long-term deferred tax assets	1,691	3,131
Less: valuation allowance	(2,268)	(2,283)

Net long-term deferred tax (liabilities) assets	$(577)	$848

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of net operating loss carry forwards (“NOLs”) for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2007 and 2006, we continued to maintain a valuation allowance for approximately $2.3 million of state tax benefits that are not expected to be utilizable prior to expiration. During the first quarter of 2007, we utilized the remaining $2.5 of federal net operating loss carry forwards that were available at December 31, 2006 and began paying our tax obligations from operating cash flows during the second quarter of 2007.

On January 1, 2007, we adopted the provisions of FIN 48. This adoption did not have an impact on our consolidated financial statements. As of January 1, 2007 and at December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the years ended December 31, 2007 and 2006 were not material.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2003 through 2006. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2002 through 2006. We are currently not under examination by the IRS or state taxing jurisdictions.

NOTE 12.	CONTINGENCIES AND COMMITMENTS

Litigation

In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2007, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Until August 2005 we held a $6.5 million deferred site development asset for our share of the monetary damages specified in an August 2004 settlement agreement between the Central Interstate Compact Commission (“CIC”) and the State of Nebraska. In August 2005, the State of Nebraska paid the CIC and the CIC paid us $11.8 million fully resolving our claim. The gain on the settlement of $5.3 million is included in Total other income on our Consolidated Statements of Operations and in Net cash provided by operating activities on our Consolidated Statements of Cash Flows for the year ended December 31, 2005.

Operating Leases

Lease agreements primarily cover rail cars and office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2007 were as follows:

$s in thousands

2008	$2,561
2009	1,454
2010	398
2011	153
2012	63
Thereafter	163

$4,792

Rental expense from continuing operations amounted to $4.4 million, $2.5 million and $2.0 million during 2007, 2006 and 2005, respectively.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	EQUITY

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

	2007	2006	2005
	$s in thousands, except per share amounts

Outstanding at beginning of period	291,900	567,320	913,708
Granted	52,976	166,000	7,500
Exercised	(51,000)	(421,420)	(328,888)
Cancelled or expired	(27,500)	(20,000)	(25,000)

Outstanding at end of period	266,376	291,900	567,320

Weighted average exercise price of options:
Beginning of period	$13.43	$4.84	$4.40
Granted	$22.67	$21.74	$11.53
Exercised	$6.44	$4.75	$3.81
Cancelled or expired	$8.63	$21.74	$4.00
Outstanding at end of period	$17.10	$13.43	$4.84
Exercisable at end of period	124,077	145,900	414,650
Available for future grant	—	42,976	188,976
Intrinsic value of option exercised	$583	$6,223	$3,562
Aggregate intrinsic value of options outstanding	$1,700	$1,955	$5,438
Aggregate intrinsic value of options exercisable	$1,502	$1,955	$3,910

	Outstanding options
		Weighted
		average		Exercisable options
		remaining	Weighted		Weighted
		contractual	average		average
	Number of	life	exercise	Number of	exercise
Range of exercise prices	Shares	(in years)	price	Shares	price

$1.47	10,000	0.4	$1.47	10,000	$1.47
$2.13	10,000	1.4	$2.13	10,000	$2.13
$2.42 — $3.50	10,200	3.4	$2.44	10,200	$2.44
$3.75 — $3.92	22,200	3.1	$3.81	22,200	$3.81
$9.20 — $12.15	25,000	6.6	$10.09	25,000	$10.09
$20.27 — $21.74	150,000	8.7	$21.62	46,677	$21.71
$23.48	38,976	9.9	$23.48	—	$—

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

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2007, we granted 52,976 incentive and non-qualified stock options to purchase AEC common stock to members of our management team. These options expire in the year 2017 and vest over periods of two or three years. In 2006, we granted 166,000 incentive and non-qualified stock options to purchase AEC common stock to members of our management team. These options expire in the year 2016 and vest one-third annually over three years. Compensation expense related to stock options for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006

Stock-based compensation recorded in selling, general and administrative expense	$370,335	$222,092
Stock-based compensation recorded in other direct costs	5,087	4,935

Total stock-based compensation expense	$375,422	$227,027

The following table illustrates the pro forma effect on net income and earnings per share by applying the fair value recognition provisions of SFAS 123 R to stock-based awards for the year ended December 31, 2005.

2005
$s in thousands,
except per share amounts

Net income	$15,438
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(415)

Pro Forma net income	$15,023

Basic Earnings Per Share:
As Reported	$0.88
Pro Forma	$0.86

Diluted Earnings Per Share:
As Reported	$0.86
Pro Forma	$0.84

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005

Expected life	3.2 years	3.5 years	10 years
Expected volatility	40%	52%	50%
Risk-free interest rate	3.5%	5.0%	4.1%
Expected dividend yield	3.0%	3.1%	2.7%
Weighted-average fair value of options granted during the period	$5.81	$7.63	$5.28

Restricted Stock Plans

We have two restricted stock plans: the 2005 Non-Employee Director Compensation Plan (the “Director Plan”) and the 2006 Restricted Stock Plan (the “Employee Plan”). The Director Plan establishes the cash compensation that each non-employee board member receives. In addition, the Director Plan provides that each non-employee director receive an annual award of the number of share of restricted stock with a value equal to $25,000 on the date of grant with a one-year vesting period. Vesting is also contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 200,000 shares of common stock have been authorized for issuance under the Director Plan. As of December 31, 2007, 26,100 shares of restricted stock were issued to the non-employee directors and 173,900 shares of stock remained available for issuance under the Director Plan.

The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. 200,000 shares of common stock have been authorized for issuance under the Employee Plan. During 2007, we granted 14,500 shares of restricted stock, net of forfeitures. Of the 14,500 shares of restricted stock granted in 2007, 200 shares vest one-third annually over three years, 7,150 shares vest over one year and 7,150 shares were fully vested on the grant date. During 2006, we granted 6,234 shares of restricted stock, 5,300 shares that vest one-third annually over three years and 934 shares that vest over one year. As of December 31, 2007, 19,800 shares of restricted stock were issued to the employees and 180,200 shares of stock remained available for issuance.

The table below summarizes restricted stock activity and related expense for the years ended December 31, 2007 and 2006.

	2007		2006
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value

Outstanding at beginning of period	12,300	$23.75	14,700	$12.10
Granted	21,500	22.72	13,234	23.75
Vested	(15,892)	23.95	(12,600)	12.10
Cancelled or expired	(500)	21.53	(3,034)	16.61

Outstanding at end of period	17,408	$22.20	12,300	$23.75

Available for future grant	354,100		375,100
Compensation expense recognized in:
Other direct costs	$9,066		$1,160
Selling, general & administrative	$358,577		$164,213
Unearned compensation	$279,122		$168,230

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	CALCULATION OF EARNINGS PER SHARE

	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	$s and shares in thousands, except per share amounts

Net income	$19,396	$19,396	$15,889	$15,889	$15,438	$15,438

Weighted average common shares outstanding	18,217	18,217	18,071	18,071	17,570	17,570
Dilutive effect of stock options and restricted stock		40		131		380

Weighted average shares outstanding		18,257		18,202		17,950
Earnings per share	$1.06	$1.06	$0.88	$0.87	$0.88	$0.86

Anti-dilutive shares excluded from calculation		166		151		—

NOTE 15.	OPERATING SEGMENTS

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

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table:

	Operating	Non-Operating
	Disposal	Disposal
2007	Facilities	Facilities	Corporate	Total
	$s in thousands

Revenue	$165,499	$21	$—	$165,520
Transportation costs	79,326	—	—	79,326
Other direct operating costs	40,156	525	—	40,681

Gross profit	46,017	(504)	—	45,513
Selling, general & administration	5,255	—	9,391	14,646

Operating income (loss)	40,762	(504)	(9,391)	30,867
Interest income, net	16	—	713	729
Other income	56	66	—	122

Income (loss) before tax	40,834	(438)	(8,678)	31,718
Tax expense	—	—	12,322	12,322

Net income (loss)	$40,834	$(438)	$(21,000)	$19,396

Depreciation, amortization & accretion	$9,654	$317	$38	$10,009
Capital expenditures	$15,386	$4	$40	$15,430
Total assets	$94,325	$40	$22,711	$117,076

	Operating	Non-Operating
	Disposal	Disposal
2006	Facilities	Facilities	Corporate	Total
	$s in thousands

Revenue	$116,818	$20	$—	$116,838
Transportation costs	47,829	—	—	47,829
Other direct operating costs	31,793	627	—	32,420

Gross profit	37,196	(607)	—	36,589
Selling, general & administration	5,434	1	7,400	12,835
Business interruption claim	(704)	—	—	(704)

Operating income (loss)	32,466	(608)	(7,400)	24,458
Interest income, net	31	—	792	823
Other income	90	188	309	587

Income (loss) before tax	32,587	(420)	(6,299)	25,868
Tax expense	—	—	9,979	9,979

Net income (loss)	$32,587	$(420)	$(16,278)	$15,889

Depreciation, amortization & accretion	$7,709	$359	$25	$8,093
Capital expenditures	$19,580	$59	$119	$19,758
Total assets	$84,641	$66	$19,334	$104,041

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Operating	Non-Operating
	Disposal	Disposal
2005	Facilities	Facilities	Corporate	Total
	$s in thousands

Revenue	$79,331	$56	$—	$79,387
Transportation costs	22,302	—	—	22,302
Other direct operating costs	24,934	1,114	—	26,048

Gross profit	32,095	(1,058)	—	31,037
Selling, general & administration	5,280	11	7,215	12,506
Business interruption claim	(901)	—	—	(901)

Operating income (loss)	27,716	(1,069)	(7,215)	19,432
Interest income, net	39	—	352	391
Insurance claims net of impairment	(49)	—	—	(49)
Gain on litigation settlement	—	5,327	—	5,327
Other income	13	—	—	13

Income (loss) before tax	27,719	4,258	(6,863)	25,114
Tax expense	—	—	9,676	9,676

Net income (loss)	$27,719	$4,258	$(16,539)	$15,438

Depreciation, amortization & accretion	$6,372	$377	$26	$6,775
Capital expenditures	$19,414	$3	$14	$19,431
Total assets	$55,444	$34	$33,918	$89,396

NOTE 16.	HONEYWELL INTERNATIONAL CONTRACT

In June 2005, we entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of a presently estimated 1.2 million tons of chromite ore processing residue through November 2009. Waste disposal at our Grand View, Idaho facility began in July 2005. A $3.5 million advance payment was received and has been credited back to Honeywell during the contract term. The contract provides that we will receive 99% of the material shipped off-site for disposal and provides for deficiency fees when Honeywell is unable to meet minimum volume requirements, or if we are unable to take waste provided which has not occurred. Similar contract terms were also entered into by us and our trucking subcontractor.

In October 2005, Honeywell stopped shipments and also filed a motion in U.S. District Court, District of New Jersey to reduce the amount of material removed from the site. This motion was unsuccessful and Honeywell shipments resumed in April 2006. Deficiency payments were made to the Company for the period of interruption pursuant to the contract.

AMERICAN ECOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	QUARTERLY FINANCIAL DATA

The unaudited consolidated quarterly results of operations for 2007 and 2006 were:

	Three-Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
	$s and shares in thousands, except per share data

2007
Revenue	$38,964	$41,267	$39,427	$45,862	$165,520
Gross profit	11,514	11,653	10,268	12,078	45,513
Operating income	7,915	8,179	6,632	8,141	30,867
Net income	4,935	5,084	4,518	4,859	19,396
Earnings per share — diluted(2)	$0.27	$0.28	$0.25	$0.27	$1.06
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,253	18,254	18,257	18,262	18,257
2006
Revenue	$21,522	$29,924	$27,464	$37,928	$116,838
Gross profit	9,710	10,525	6,907	9,447	36,589
Operating income(1)	6,227	7,464	4,709	6,058	24,458
Net income	4,179	4,927	2,993	3,790	15,889
Earnings per share — diluted(2)	$0.23	$0.27	$0.16	$0.21	$0.87
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,051	18,257	18,237	18,226	18,202

(1)	Operating income includes income from a business interruption insurance claim of $704,000 in the three months ended September 30, 2006.

(2)	Basic and diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

NOTE 18.	SUBSEQUENT EVENT

On January 2, 2008 the Company declared a dividend of $0.15 per common share to stockholders of record on January 11, 2008. The dividend was paid out of cash on hand on January 18, 2008 in an aggregate amount of $2.7 million.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework and concluded that, as of December 31, 2007, the internal controls over financial reporting were operating effectively.

Our independent registered public accounting firm, Moss Adams LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2007, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance — Committees of the Board of Directors,” and “Election of Directors — Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2007. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a code of conduct that applies to our Chief Executive Officer and Chief Financial Officer. This code of conduct is available on our Web site at www.americanecology.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

(a) The following documents are filed as part of this report:

1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 36 of this report.

2) Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 on page 36.

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
Jeffrey R. Feeler
Vice President and Chief Financial Officer

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2008.

/s/ Stephen A. Romano Stephen A. Romano Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Jeffrey R. Feeler Jeffrey R. Feeler Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon G. Bell Simon G. Bell Vice President of Operations	/s/ John M. Cooper John M. Cooper Vice President and Chief Information Officer

/s/ Eric L. Gerratt Eric L. Gerratt Vice President and Controller	/s/ Steven D. Welling Steven D. Welling. Vice President Sales and Marketing

/s/ Roy C. Eliff Roy C. Eliff (Director)	/s/ Edward F. Heil Edward F. Heil (Director)

/s/ Kenneth C. Leung Kenneth C. Leung (Director)	/s/ Jeffrey S. Merrifield Jeffrey S. Merrifield (Director)

/s/ John W. Poling John W. Poling (Director)	/s/ Richard T. Swope Richard T. Swope (Director)

Exhibit		Incorporated by Reference
No.	Description	from Registrant’s

3.1	Restated Certificate of Incorporation	2006 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.35	Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated April 18, 2002	2nd Qtr 2002 Form 10-Q filed 8-14-02
10.36	First Amendment to Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated November 18, 2005	2005 Form 10-K
10.50	Amended and Restated Credit Agreement between American Ecology Corporation and Wells Fargo Bank	Form 8-K filed 5-26-05
10.51	First Amendment to Amended and Restated Credit Agreement between American Ecology Corporation and Wells Fargo Bank	Form 8-K filed 12-13-05
10.53	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.54	*Management Incentive Plan Effective January 1, 2007	1st Qtr Form 10-Q filed 4-30-2007
10.55	*Management Incentive Plan Effective January 1, 2008
10.57	*Amended and Restated Executive Employment Agreement with Stephen A. Romano	1st Qtr Form 10-Q filed 4-30-2007
10.58	*Form of Stock Option Agreement Dated February 11, 2003	2002 Form 10-K
10.59	*First Amendment to Form of Stock Option Agreement dated January 31, 2007	1st Qtr Form 10-Q filed 4-30-2007
10.60	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company’s Directors and Officers	Form 8-K filed 5-26-05
10.61	2005 Non-Employee Director Compensation Plan	Proxy Statement dated 3-28-05
10.62	*2006 Restricted Stock Plan	Proxy Statement dated March 31, 2006
10.70	Form of Royalty Agreement for El Centro Landfill Dated February 13, 2003	Form 8-K filed 2-13-03
14.1	Code of Ethics for Chief Executive, Chief Financial Officer and Other Executive Officers
14.2	Code of Ethics for Directors
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP
31.1	Certifications of December 31, 2007 Form 10-K by Chief
Executive Officer dated February 27, 2008
31.2	Certifications of December 31, 2007 Form 10-K by Chief
Financial Officer dated February 27, 2008
32.1	Certifications of December 31, 2007 Form 10-K by Chief
Executive Officer dated February 27, 2008
32.2	Certifications of December 31, 2007 Form 10-K by Chief
Financial Officer dated February 27, 2008

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.