Form 10-Q
period 2008-03-31
AMERICAN ECOLOGY CORP
filed 2008-04-30
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 29, 2008 was 18,246,240.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2008	December 31,
	(unaudited)	2007
Assets

Current Assets:
Cash and cash equivalents	$9,365	$12,563
Short-term investments	999	2,209
Receivables, net	37,998	29,422
Prepaid expenses and other current assets	3,039	3,034
Income tax receivable	—	994
Deferred income taxes	896	667

Total current assets	52,297	48,889

Property and equipment, net	64,303	63,306
Restricted cash	4,818	4,881

Total assets	$121,418	$117,076

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,813	$4,861
Deferred revenue	4,214	4,491
Accrued liabilities	5,352	6,267
Accrued salaries and benefits	1,699	2,613
Income tax payable	2,874	—
Current portion of closure and post-closure obligations	1,314	803
Current portion of capital lease obligations	10	8

Total current liabilities	20,276	19,043

Long-term closure and post-closure obligations	13,965	14,331
Long-term capital lease obligations	28	27
Deferred income taxes	716	577

Total liabilities	34,985	33,978

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,246 and 18,246 shares issued and outstanding, respectively	182	182
Additional paid-in capital	59,020	58,816
Retained earnings	27,231	24,100

Total stockholders’ equity	86,433	83,098

Total liabilities and stockholders’ equity	$121,418	$117,076

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$46,219	$38,964
Transportation costs	22,058	17,171
Other direct operating costs	10,717	10,279

Gross profit	13,444	11,514

Selling, general and administrative expenses	3,919	3,599

Operating income	9,525	7,915

Other income (expense):
Interest income	63	211
Interest expense	(1)	(1)
Other	65	4

Total other income	127	214

Income before income taxes	9,652	8,129
Income tax	3,784	3,194

Net income	$5,868	$4,935

Earnings per share:
Basic	$0.32	$0.27
Dilutive	$0.32	$0.27

Shares used in earnings per share calculation:
Basic	18,229	18,209
Dilutive	18,277	18,253

Dividends paid per share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$5,868	$4,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,838	2,351
Deferred income taxes	(90)	1,650
Stock-based compensation expense	201	143
Accretion of interest income	(14)	(60)
Net gain on sale of property and equipment	(2)	—
Changes in assets and liabilities:
Receivables	(8,576)	(1,432)
Income tax receivable	994	650
Other assets	(5)	(238)
Accounts payable and accrued liabilities	(1,026)	(587)
Deferred revenue	(277)	57
Accrued salaries and benefits	(914)	(453)
Income tax payable	2,874	673
Closure and post-closure obligations	(164)	(119)

Net cash provided by operating activities	1,707	7,570

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,464)	(3,775)
Purchases of short-term investments	(992)	(11,943)
Maturities of short-term investments	2,216	10,364
Restricted cash	63	(61)
Proceeds from sale of property and equipment	9	—

Net cash used in investing activities	(2,168)	(5,415)

Cash Flows From Financing Activities:
Dividends paid	(2,737)	(2,734)
Tax benefit of common stock options	2	216
Proceeds from stock option exercises	1	326
Other	(3)	(2)

Net cash used in financing activities	(2,737)	(2,194)

Decrease in cash and cash equivalents	(3,198)	(39)

Cash and cash equivalents at beginning of period	12,563	3,775

Cash and cash equivalents at end of period	$9,365	$3,736

Supplemental Disclosures
Income taxes paid	$4	$3
Interest paid	1	1

Non-cash investing and financing activities:
Capital expenditures in accounts payable	474	953
Acquisition of equipment with capital leases	6	$—
See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – GENERAL
Basis of Presentation
The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (collectively, “AEC” or “the Company”). All material intercompany balances have been eliminated.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.
The Company’s Consolidated Balance Sheet as of December 31, 2007 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.
Use of Estimates
The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates, in some cases materially. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
NOTE 2 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 8, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on our consolidated financial statements. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.
SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements.

SFAS 141 R. In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141 R”) which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS 141 R requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, SFAS 141 R modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The statement also provides guidance on disclosures related to the nature and financial impact of the business combination. SFAS 141 R is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. SFAS 141 R will be adopted for business combinations entered into by the Company after December 31, 2008. Although the Company will continue to evaluate the application of SFAS 141 R, we do not currently believe adoption will have a material impact on our consolidated financial statements.
SFAS 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in the first quarter of 2009. Although the Company will continue to evaluate the application of SFAS 160, we do not currently believe adoption of SFAS 160 will have a material impact on our consolidated financial statements.
SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS is effective for fiscal years beginning after November 15, 2008. This statement will be effective for the Company beginning in the first quarter of 2009. Although the Company will continue to evaluate the application of SFAS 161, we do not currently believe the adoption will have a material impact on our consolidated financial statements.
NOTE 3 – CONCENTRATION AND CREDIT RISK
Major Customers. During the three months ended March 31, 2008 and 2007, Honeywell International, Inc. (“Honeywell”) represented 38% and 37% of our consolidated revenue, with no other single customer representing more than 10% of our consolidated revenue. The Company has a long-term contract with Honeywell for transportation, treatment and disposal of hazardous waste for a clean-up project presently estimated to conclude in November 2009. Receivables from Honeywell represented 49% of our total trade receivables at March 31, 2008 and 50% of total receivables at December 31, 2007. No other customer’s receivable balances exceeded 10% of our total trade receivables at March 31, 2008 or December 31, 2007.
Credit Risk Concentration. We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Short-term investments consist of high-quality commercial paper currently with a maximum maturity of approximately three months.
Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell for which significant credit risk exists. Credit risk on Honeywell receivables is partially mitigated by court orders requiring that Honeywell perform activities covered by our contract. Typically, we have not required customers to provide collateral for such obligations.

NOTE 4 – SHORT-TERM INVESTMENTS
Short-term investments, which are accounted for as available-for-sale, were as follows:

	March 31,	December 31,
(in thousands)	2008	2007

Fixed maturity securities
Commercial paper	$999	$2,209

Total	$999	$2,209

NOTE 5 – RECEIVABLES
Receivables were as follows:

	March 31,	December 31,
(in thousands)	2008	2007

Trade	$36,928	$28,821
Unbilled revenue	999	613
Other	205	122

	38,132	29,556
Allowance for doubtful accounts	(134)	(134)

	$37,998	$29,422

NOTE 6 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
(in thousands)	2008	2007

Cell development costs	$36,551	$32,492
Land and improvements	8,910	8,858
Buildings and improvements	27,204	26,547
Railcars	17,375	17,375
Vehicles and other equipment	19,938	19,823
Construction in progress	5,310	6,676

	115,288	111,771
Accumulated depreciation and amortization	(50,985)	(48,465)

	$64,303	$63,306

Depreciation expense for the three months ended March 31, 2008 and 2007 was $2.5 million and $2.1 million, respectively.
NOTE 7 – RESTRICTED CASH
Restricted cash balances of $4.8 million and $4.9 million at March 31, 2008 and December 31, 2007, respectively, represent funds held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations. These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.
NOTE 8 – LINE OF CREDIT
We have a line of credit with Wells Fargo Bank for $15.0 million with a maturity date of June 15, 2008. The line of credit is unsecured. Monthly interest only payments are paid based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the Prime Rate or the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a minimum current ratio, a maximum funded debt ratio and a minimum fixed-charge coverage ratio that we are required to maintain. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition that would constitute an event of default, including the payment of the dividend, has occurred. At March 31, 2008, we were in compliance with all of the financial covenants in the credit agreement. We expect to enter into a new unsecured line-of-credit agreement prior to the expiration of our existing line-of-credit agreement in June 2008.

At March 31, 2008 and December 31, 2007, we had no amounts outstanding on the revolving line of credit. At March 31, 2008 and December 31, 2007, the availability under the line of credit was $11.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.
NOTE 9 – CLOSURE AND POST-CLOSURE OBLIGATIONS
Closure and post-closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated consistent with SFAS No. 5, Accounting for Contingencies and with the liability calculated in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated post-closure, remediation and other costs when necessary. Our recorded liabilities are based on best estimates of future costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, permit conditions, inflation and other factors.
Changes to reported closure and post-closure obligations were as follows:

Three Months Ended
(in thousands)	March 31, 2008

Beginning obligation	$15,134
Accretion expense	309
Payments	(164)

Ending obligation	15,279
Less current portion	(1,314)

Long-term portion	$13,965

NOTE 10 – INCOME TAXES
As of March 31, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended March 31, 2008 and 2007 were not material.
Our effective income tax rate for three months ended March 31, 2008 was 39.2% compared to 39.3% for the three months ended March 31, 2007.
We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2003 through 2007. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2002 through 2007. We are currently not under examination by the IRS or state taxing jurisdictions.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facility expansions, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of March 31, 2008, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 12 – COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended March 31,
	2008		2007
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$5,868	$5,868	$4,935	$4,935

Weighted average common shares outstanding	18,229	18,229	18,209	18,209

Dilutive effect of stock options and restricted stock		48		44

Weighted average shares outstanding		18,277		18,253

Earnings per share	$0.32	$0.32	$0.27	$0.27

Anti-dilutive shares excluded from calculation		144		158

NOTE 13 – OPERATING SEGMENTS
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
Summarized financial information concerning our reportable segments is shown in the following tables:

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Three months ended March 31, 2008
Revenue	$46,215	$4	$—	$46,219
Transportation costs	22,058	—	—	22,058
Other direct operating costs	10,645	72	—	10,717

Gross profit	13,512	(68)	—	13,444
Selling, general & administration	1,322	—	2,597	3,919

Operating income (loss)	12,190	(68)	(2,597)	9,525
Interest income, net	(1)	—	63	62
Other income	65	—	—	65

Income (loss) before tax	12,254	(68)	(2,534)	9,652
Tax expense	—	—	3,784	3,784

Net income (loss)	$12,254	$(68)	$(6,318)	$5,868

Depreciation, amortization & accretion	$2,755	$72	$11	$2,838
Capital expenditures	$3,419	$9	$36	$3,464
Total assets	$103,400	$60	$17,958	$121,418

		Non-
	Operating	Operating
	Disposal	Disposal
(in thousands)	Facilities	Facilities	Corporate	Total
Three months ended March 31, 2007
Revenue	$38,960	$4	$—	$38,964
Transportation costs	17,171	—	—	17,171
Other direct operating costs	10,172	107	—	10,279

Gross profit	11,617	(103)	—	11,514
Selling, general & administration	1,296	—	2,303	3,599

Operating income (loss)	10,321	(103)	(2,303)	7,915
Interest income, net	4	—	206	210
Other income	4	—	—	4

Income (loss) before tax	10,329	(103)	(2,097)	8,129
Tax expense	—	—	3,194	3,194

Net income (loss)	$10,329	$(103)	$(5,291)	$4,935

Depreciation, amortization & accretion	$2,266	$77	$8	$2,351
Capital expenditures	$3,772	$3	$—	$3,775
Total assets	$87,435	$67	$19,302	$106,804
NOTE 14 – SUBSEQUENT EVENT
On April 1, 2008, we declared a dividend of $0.15 per common share to stockholders of record on April 11, 2008. The dividend was paid out of cash on hand on April 18, 2008 in an aggregate amount of $2.7 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
American Ecology Corporation, through its subsidiaries, is a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including oil refineries and chemical production facilities, manufacturers, electric utilities, steel mills and medical and academic institutions. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also manage transportation of waste to our facilities, which contributes significant revenue. We have been in the waste services business for 55 years.
Our customer base can be divided into categories that may assist in understanding period-to-period changes in our treatment and disposal revenue. Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues for each category during the three months ended March 31, 2008.

		% of Treatment
		and Disposal
		Revenue(1) for
		the three
		months ended
Customer Category	Description	March 31, 2008
Broker	Companies that collect and aggregate waste from their direct customers comprising both recurring base and event clean-up waste.	29%

Private cleanup	Private sector event clean-up project waste.	25%

Other industry	Category for electric utilities, chemical manufacturers and other industries not included in other categories. Comprised of both recurring base business and event clean-up business.	18%

Federal cleanup	U.S. government event clean-up project waste.	14%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, typically recurring base business.	7%

Refinery	Petroleum refinery customers comprising both recurring base and event clean-up business.	4%

Steel	Steel mill customers comprising both recurring base and event clean-up business.	3%

(1)	Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete waste cleanup projects (“Event Business”) which vary substantially in size and duration. For the three months ended March 31, 2008, approximately 57% of our treatment and disposal revenues were derived from Event Business. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is influenced by funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, property redevelopment plans and other factors. The types and amounts of waste received from recurring customers (“Base Business”) also vary from quarter to quarter. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued years in advance of work performance, both large and small project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the business, is factored into our internal budgeting and externally communicated business outlook statements. For example, approximately one quarter of our 2008 revenue budget is comprised of new Event and Base business from non-specific sources. Our internal budgeting process combines historical experience with identified sales pipeline opportunities and new or expanded service line initiatives.
Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to secure new business. For waste transported by rail from New Jersey (for Honeywell), Pennsylvania (for Molycorp) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service bundling strategy has allowed us to win multiple projects that we could not otherwise have competed for successfully. Our acquisition of a Company-owned railcar fleet has reduced transportation expenses previously incurred by relying solely on railcar operating leases and/or short-term rentals. The increased waste volumes resulting from the projects won due to this bundling strategy increases operating leverage and profitability at our disposal sites. While waste treatment and other variable costs are project-specific, the contribution to profitability from each new project awarded generally increases as overall waste volumes increase. Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin, and we will continue to aggressively bid bundled transportation and disposal services based on this income growth strategy.

Results of Operations
The following table summarizes our results of operations for the three ended March 31, 2008 and 2007 in dollars and as a percentage of total revenue.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	%	2007	%

Revenue	$46,219	100.0%	$38,964	100.0%
Transportation costs	22,058	47.7%	17,171	44.1%
Other direct operating costs	10,717	23.2%	10,279	26.3%

Gross profit	13,444	29.1%	11,514	29.6%

Selling, general and administrative expenses	3,919	8.5%	3,599	9.3%

Operating income	9,525	20.6%	7,915	20.3%

Other income (expense):
Interest income	63	0.1%	211	0.6%
Interest expense	(1)	0.0%	(1)	0.0%
Other	65	0.2%	4	0.0%

Total other income	127	0.3%	214	0.6%

Income before income taxes	9,652	20.9%	8,129	20.9%
Income tax	3,784	8.2%	3,194	8.2%

Net income	$5,868	12.7%	$4,935	12.7%

Earnings per share:
Basic	$0.32		$0.27
Dilutive	$0.32		$0.27

Shares used in earnings per share calculation:
Basic	18,229		18,209
Dilutive	18,277		18,253

Dividends paid per share	$0.15		$0.15

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue - Revenue increased 19% to $46.2 million for the first quarter of 2008, up from $39.0 million for the first quarter of 2007. This increase reflects increased treatment and disposal revenue and higher revenue from transportation services on bundled rail transportation and disposal contracts. In the first quarter of 2008, we disposed of a Company record 343,000 tons of waste in our landfills, up 28% from the 268,000 tons disposed in the first quarter of 2007. Our average selling price for treatment and disposal services (excluding transportation) for the first quarter of 2008 was 14% lower than in the first quarter of 2007. This decline in average selling price reflects variations in service mix and a higher percentage of direct disposal waste receipts in the first quarter of 2008 including a large, lower margin soil waste project shipping to our Beatty, Nevada site from Death Valley National Park.
During the first quarter of 2008, treatment and disposal revenue from recurring Base Business grew 23% and was 43% of our non-transportation revenue. This compared to 40% of non-transportation revenue in the first quarter of 2007. Base Business revenue increased as a result of growth in our broker, other industry and rate regulated waste categories. Event Business revenue in the first quarter of 2008 increased 6% over the same quarter in 2007 and was 57% of our non-transportation revenue during the first quarter of 2008. As discussed in greater detail below, this primarily reflects increased disposal revenue from both other industry and broker customers as well as increased shipments from the Honeywell Jersey City and Molycorp projects. These broadly distributed, multiple category increases more than offset two large event cleanup projects which were substantially completed in the first quarter of 2007.

The following table summarizes our first quarter 2008 revenue growth (both Base and Event Business) by industry customer type as compared with the first quarter of 2007.

Treatment and Disposal Revenue Growth
Three months ended March 31, 2008 vs.
Three months ended March 31, 2007

Other industry	129%
Broker	48%
Rate regulated	43%
Refinery	4%
Private cleanup	-5%
Steel	-16%
Federal cleanup	-38%
Our other industry revenue increased 129% in the first quarter of 2008 compared to the first quarter of 2007. This increase was due primarily to a large project for an electric utility customer which was shipped to our Grand View Idaho site in the first quarter of 2008.
Our broker business increased 48% in the first quarter of 2008 compared to the same quarter in 2007. This increase, primarily at our Robstown, Texas and Beatty, Nevada sites, reflects continued success teaming with national and smaller regional waste broker companies that do not compete with us for disposal business.
Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 43% in the first quarter of 2008 over the first quarter of 2007. Our Richland, Washington facility operates under a State of Washington approved revenue requirement and this increase reflects timing for the rate-regulated portion of the facility’s revenue.
Treatment and disposal revenue from our refinery customers grew 4% in the first quarter of 2008 compared to the same quarter in 2007. This growth reflects ongoing production and maintenance cycles from our petroleum refinery customers.
Treatment and disposal revenue from private clean-up customers decreased approximately 5% during the first quarter of 2008 over the same period last year. This primarily reflects less than complete replacement of a large commercial brownfield redevelopment project shipping to our Beatty, Nevada site in the first quarter of 2007. The Honeywell Jersey City project contributed 38% of total revenue (including transportation services) in the first quarter of 2008, or $17.3 million, as compared to 37% of total revenue (including transportation services), or $14.2 million, for the first quarter of 2007. Our bundled transportation and disposal contract with Molycorp also helped replace the large 2007 brownfield redevelopment project, contributing 8% of total revenue, or $3.5 million in the first quarter of 2008. The Molycorp project did not ship in the first quarter of 2007.
Treatment and disposal revenue from our steel mill customers decreased 16% in the first quarter of 2008 compared to the first quarter of 2007. This decline reflects non-renewal of a three-year contract with a Midwestern steel mill that expired in December 2007.
Federal government cleanup business revenue decreased 38% in the first quarter of 2008 compared to the first quarter of 2007. This decrease is attributable to shipments from a California military base clean-up project to our Beatty, Nevada facility in the first quarter of 2007. Increased revenue under our U.S. Army Corps of Engineers (“USACE”) contract partially offset this decrease. Event Business clean-up work under the USACE contract contributed $3.4 million or 7% of total revenue in the first quarter of 2008, as compared to $2.9 million or 8% in the first quarter of 2007.
Gross Profit. Gross profit for the first quarter of 2008 increased by 17% to $13.4 million, up from $11.5 million in the first quarter of 2007. This increase reflects the higher volume of waste disposed during the first quarter of 2008 as compared to the same period in 2007. Gross profit as a percentage of total revenue decreased to 29% during the first quarter of 2008 as compared to 30% in the first quarter of 2007 due to increased lower margin transportation services provided on the Honeywell Jersey City, Molycorp Pennsylvania and other bundled transportation and disposal service contracts.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expense held at 9% for the first quarter of 2008 and 2007. In total dollars, SG&A expenses increased 9% to $3.9 million, up from $3.6 million for the first quarter of 2007. The growth in SG&A expense was due primarily to higher payroll and benefit expenses, stock-based compensation expense, employee bonus compensation and other administrative costs in support of the increased waste volumes received. The increase also reflects a $135,000 write-off of business development expenses related to an acquisition opportunity we are no longer actively pursuing.
Interest income. During the first quarter of 2008, we earned $63,000 of interest income as compared with $211,000 in the first quarter of 2007. This decrease was due to a lower average rate of interest earned on investments.
Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first quarter of 2008, we recognized approximately $60,000 in royalty income from a previously sold municipal waste landfill in Texas.
Income tax expense. Our effective income tax rate for first quarter of 2008 was 39.2% compared to 39.3% for the first quarter of 2007.
As of March 31, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended March 31, 2008 and 2007 were not material.
Critical Accounting Policies
Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Liquidity and Capital Resources
Our principal source of cash is from operations. The $10.4 million in cash and short-term investments at March 31, 2008 was comprised of $1.0 million in short-term investments, which were not required for operations, and $9.4 million in cash immediately available for operations.
We have a $15.0 million unsecured line-of-credit agreement that matures in June 2008 to supplement daily working capital as needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing the Prime Rate or LIBOR, plus an applicable spread. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in September 2008. At March 31, 2008, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding. We expect to enter into a new unsecured line-of-credit agreement prior to the June 2008 expiration of our existing line-of-credit agreement.
We believe that cash on hand and cash flow from operations will be sufficient to meet our operating cash needs during the next 12 months.
Operating Activities - For the three months ended March 31, 2008, net cash provided by operating activities was $1.7 million. This reflects net income of $5.9 million, an increase in income tax payable of $2.9 million and depreciation, amortization and accretion of $2.8 million. Partially offsetting these sources of cash were increases in receivables of $8.6 million and decreases in accounts payable and accrued liabilities of $1.0 million. The increase in net income is due to the factors discussed above under Results of Operations. The increase in accounts receivable is due to higher disposal and transportation revenue in the three months ended March 31, 2008 as compared to the same period in 2007. Longer billing cycles for certain large customers also contributed to the increase in accounts receivable for the three months ended March 31, 2008, during which days sales outstanding increased to 74 days as of March 31, 2008, compared to 65 days at December 31, 2007 and 67 days at March 31, 2007.

For the three months ended March 31, 2007, net cash provided by operating activities was $7.6 million. This reflects net income of $4.9 million, changes in deferred taxes of $1.7 million and utilization of our income tax receivable. Partially offsetting these sources of cash were increases in receivables of $1.4 million and decreases in accounts payable and accrued liabilities.
Investing Activities - For the three months ended March 31, 2008, net cash used in investing activities was $2.2 million. Significant transactions affecting cash used in investing activities during the first quarter of 2008 include capital expenditures of $3.5 million. Support infrastructure for a thermal desorption and recycling system and additional disposal capacity at our Robstown, Texas facility comprised a significant portion of these expenditures. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $1.2 million.
For the three months ended March 31, 2007, net cash used in investing activities was $5.4 million. This included capital expenditures of $3.8 million primarily for construction of a new treatment building at our Beatty, Nevada facility and the purchase of heavy equipment at our Robstown, Texas and Grand View, Idaho facilities. We also invested cash in short-term investments, net of maturities totaling $1.6 million.
Financing Activities - For the three months ended March 31, 2008 and 2007 respectively, net cash used in financing activities was $2.7 million and $2.2 million, respectively. This was primarily attributable to payment of dividends, partially offset by proceeds from stock option exercises and associated tax benefits related to those exercises.
Contractual Obligations and Guarantees
For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have not been any material changes in our contractual obligations and guarantees during the first three months of 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes, and do not enter into transactions denominated in currencies other than the U.S. dollar.
We have minimal interest rate risk on investments or other assets. At March 31, 2008, approximately $10.4 million was held in cash or short-term investments at terms ranging from overnight to three months. Together, these items earn interest at the rate of approximately 3% per year.
We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.
Item 4. Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.
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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, adverse economic conditions, government funding or competitive pressures, incidents that could limit or suspend specific operations, implementation of new technologies, our ability to perform under required contracts, our willingness or ability to pay dividends and our ability to integrate any potential acquisitions..
Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008 could harm our business, prospects, operating results, and financial condition.
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
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.37	Second Amendment to Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated November 18, 2005

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Ecology Corporation (Registrant)
Date: April 30, 2008	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.37	Second Amendment to Lease Agreement for Corporate Office Space between American Ecology Corporation and M&S Prime Properties dated November 18, 2005

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002