Form 10-Q
period 2008-06-30
AMERICAN ECOLOGY CORP
filed 2008-08-01
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008	Commission File Number: 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3889638
(State of Incorporation)	(I.R.S. Employer Identification Number)

Lakepointe Centre I, 300 E. Mallard, Suite 300 Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 31, 2008 was 18,251,740.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2008	December 31,
	(unaudited)	2007
Assets

Current Assets:
Cash and cash equivalents	$18,517	$12,563
Short-term investments	-	2,209
Receivables, net	31,684	29,422
Prepaid expenses and other current assets	2,999	3,034
Income tax receivable	-	994
Deferred income taxes	1,058	667
Total current assets	54,258	48,889

Property and equipment, net	67,294	63,306
Restricted cash	4,846	4,881
Total assets	$126,398	$117,076

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$7,743	$4,861
Deferred revenue	5,389	4,491
Accrued liabilities	3,781	6,267
Accrued salaries and benefits	2,316	2,613
Income tax payable	38	-
Current portion of closure and post-closure obligations	1,646	803
Current portion of capital lease obligations	10	8
Total current liabilities	20,923	19,043

Long-term closure and post-closure obligations	13,598	14,331
Long-term capital lease obligations	26	27
Deferred income taxes	1,792	577
Total liabilities	36,339	33,978

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,252 and
18,246 shares issued and outstanding, respectively	183	182
Additional paid-in capital	59,273	58,816
Retained earnings	30,603	24,100
Total stockholders’ equity	90,059	83,098
Total liabilities and stockholders’ equity	$126,398	$117,076

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$44,516	$41,267	$90,735	$80,231
Transportation costs	19,251	19,760	41,309	36,931
Other direct operating costs	11,687	9,854	22,404	20,133

Gross profit	13,578	11,653	27,022	23,167

Selling, general and administrative expenses	3,732	3,474	7,651	7,073
Operating income	9,846	8,179	19,371	16,094

Other income (expense):
Interest income	111	150	174	361
Interest expense	(3)	(1)	(4)	(2)
Other	94	48	159	52
Total other income	202	197	329	411

Income before income taxes	10,048	8,376	19,700	16,505
Income tax	3,938	3,292	7,722	6,486
Net income	$6,110	$5,084	$11,978	$10,019

Earnings per share:
Basic	$0.34	$0.28	$0.66	$0.55
Dilutive	$0.33	$0.28	$0.66	$0.55

Shares used in earnings per share calculation:
Basic	18,232	18,216	18,230	18,213
Dilutive	18,295	18,254	18,286	18,254

Dividends paid per share	$0.15	$0.15	$0.30	$0.30

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$11,978	$10,019
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	5,671	4,681
Deferred income taxes	824	1,501
Stock-based compensation expense	415	278
Accretion of interest income	(15)	(107)
Net loss (gain) on sale of property and equipment	4	(48)
Changes in assets and liabilities:
Receivables	(2,262)	(5,277)
Income tax receivable	994	650
Other assets	35	(1,310)
Accounts payable and accrued liabilities	(1,320)	685
Deferred revenue	898	413
Accrued salaries and benefits	(297)	32
Income tax payable	38	334
Closure and post-closure obligations	(507)	(274)
Net cash provided by operating activities	16,456	11,577

Cash Flows From Investing Activities:
Purchases of property and equipment	(7,335)	(8,551)
Purchases of short-term investments	(992)	(18,341)
Maturities of short-term investments	3,216	20,323
Restricted cash	35	(100)
Proceeds from sale of property and equipment	11	15
Net cash used in investing activities	(5,065)	(6,654)

Cash Flows From Financing Activities:
Dividends paid	(5,475)	(5,467)
Proceeds from stock option exercises	23	326
Tax benefit of common stock options	20	201
Other	(5)	(3)
Net cash used in financing activities	(5,437)	(4,943)

Increase (decrease) in cash and cash equivalents	5,954	(20)

Cash and cash equivalents at beginning of period	12,563	3,775

Cash and cash equivalents at end of period	$18,517	$3,755

Supplemental Disclosures
Income taxes paid	$5,848	$3,803
Interest paid	3	2
Non-cash investing and financing activities:
Capital expenditures in accounts payable	2,127	975
Acquisition of equipment with capital leases	6	-

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 2 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no significant impact on our consolidated financial statements.  We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements.

SFAS 141 R.  In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141 R”), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS 141 R requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, SFAS 141 R modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The statement also provides guidance on disclosures related to the nature and financial impact of the business combination. SFAS 141 R is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. SFAS 141 R will be adopted for business combinations entered into by the Company after December 31, 2008. Although the Company will continue to evaluate the application of SFAS 141 R, we do not currently believe adoption will have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Although the Company will continue to evaluate the application of SFAS 162, we do not currently believe the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

NOTE 3 – CONCENTRATION AND CREDIT RISK

Major Customers. The following customers represented 10% or more of our revenue during the three and six months ended June 30, 2008 and 2007.

	Three Months Ended	Three Months Ended
Customer	June 30, 2008	June 30, 2007

Honeywell International, Inc.	40%	40%
Molycorp, Inc.	6%	12%

	Six Months Ended	Six Months Ended
Customer	June 30, 2008	June 30, 2007

Honeywell International, Inc.	39%	38%

The Company has a long-term contract with Honeywell for transportation, treatment and disposal of hazardous waste for a clean-up project presently estimated to conclude in November 2009.  Receivables from Honeywell represented 48% of our total trade receivables at June 30, 2008 and 50% of total trade receivables at December 31, 2007.  No other customer’s receivable balances exceeded 10% of our total trade receivables at June 30, 2008 or December 31, 2007.

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

NOTE 4 – RECEIVABLES

Receivables were as follows:

	June 30,	December 31,
(in thousands)	2008	2007

Trade	$30,130	$28,821
Unbilled revenue	853	613
Other	832	122
	31,815	29,556
Allowance for doubtful accounts	(131)	(134)
	$31,684	$29,422

NOTE 5 – PROPERTY AND EQUIPMENT

	June 30,	December 31,
(in thousands)	2008	2007

Cell development costs	$38,661	$32,492
Land and improvements	8,910	8,858
Buildings and improvements	27,237	26,547
Railcars	17,375	17,375
Vehicles and other equipment	20,675	19,823
Construction in progress	7,907	6,676
	120,765	111,771
Accumulated depreciation and amortization	(53,471)	(48,465)
	$67,294	$63,306

Depreciation expense for the three months ended June 30, 2008 and 2007 was $2.5 million and $2.1 million, respectively.  Depreciation expense for the six months ended June 30, 2008 and 2007 was $5.1 million and $4.2 million, respectively.

NOTE 6 – RESTRICTED CASH

Restricted cash balances of $4.8 million and $4.9 million at June 30, 2008 and December 31, 2007, respectively, represent funds held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations.  These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 7 – LINE OF CREDIT

On June 30, 2008, we entered into a new $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Revolving Credit Agreement expires on June 15, 2010 and replaced the Company’s expired Amended and Restated Credit Agreement.  Monthly interest only payments are paid based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At June 30, 2008, we were in compliance with all of the financial covenants in the credit agreement.

At June 30, 2008 and December 31, 2007, we had no amounts outstanding on the revolving line of credit. At June 30, 2008 and December 31, 2007, the availability under the line of credit was $11.0 million, with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

NOTE 8 – CLOSURE AND POST-CLOSURE OBLIGATIONS

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Beginning obligation	$15,279	$15,134
Accretion expense	308	617
Payments	(447)	(611)
Adjustments	104	104
Ending obligation	15,244	15,244
Less current portion	(1,646)	(1,646)
Long-term portion	$13,598	$13,598

NOTE 9 – INCOME TAXES

As of June 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and six months ended June 30, 2008 and 2007 were not material.

Our effective income tax rate for the three and six months ended June 30, 2008 was 39.2%, compared to 39.3% for the three and six months ended June 30, 2007.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups regarding the permitting of planned facility expansions, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of June 30, 2008, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$6,110	$6,110	$5,084	$5,084
Weighted average common
shares outstanding	18,232	18,232	18,216	18,216

Dilutive effect of stock options and
restricted stock		63		38
Weighted average
shares outstanding		18,295		18,254

Earnings per share	$0.34	$0.33	$0.28	$0.28
Anti-dilutive shares
excluded from calculation		31		153

(in thousands, except per share data)	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$11,978	$11,978	$10,019	$10,019
Weighted average common
shares outstanding	18,230	18,230	18,213	18,213

Dilutive effect of stock options and
restricted stock		56		41
Weighted average
shares outstanding		18,286		18,254

Earnings per share	$0.66	$0.66	$0.55	$0.55
Anti-dilutive shares
excluded from calculation		88		153

NOTE 12 – OPERATING SEGMENTS

We operate within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities segment represents facilities currently accepting waste. The Non-Operating Disposal Facilities segment represents facilities that are no longer accepting waste.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Intercompany transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2008
Revenue	$44,510	$6	$-	$44,516
Transportation costs	19,251	-	-	19,251
Other direct operating costs	11,476	179	32	11,687
Gross profit	13,783	(173)	(32)	13,578
Selling, general
& administration	1,253	-	2,479	3,732
Operating income (loss)	12,530	(173)	(2,511)	9,846
Interest income, net	-	-	108	108
Other income	93	-	1	94
Income (loss) before tax	12,623	(173)	(2,402)	10,048
Tax expense	-	-	3,938	3,938
Net income (loss)	$12,623	$(173)	$(6,340)	$6,110
Depreciation, amortization & accretion	$2,749	$71	$13	$2,833
Capital expenditures	$3,857	$-	$14	$3,871
Total assets	$99,265	$58	$27,075	$126,398

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2007
Revenue	$41,261	$6	$-	$41,267
Transportation costs	19,760	-	-	19,760
Other direct operating costs	9,744	110	-	9,854
Gross profit	11,757	(104)	-	11,653
Selling, general
& administration	1,291	-	2,183	3,474
Operating income (loss)	10,466	(104)	(2,183)	8,179
Interest income, net	3	-	146	149
Other income	(18)	66	-	48
Income (loss) before tax	10,451	(38)	(2,037)	8,376
Tax expense	-	-	3,292	3,292
Net income (loss)	$10,451	$(38)	$(5,329)	$5,084
Depreciation, amortization & accretion	$2,243	$78	$9	$2,330
Capital expenditures	$4,771	$2	$3	$4,776
Total assets	$93,363	$125	$17,691	$111,179

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2008
Revenue	$90,725	$10	$-	$90,735
Transportation costs	41,309	-	-	41,309
Other direct operating costs	22,121	251	32	22,404
Gross profit	27,295	(241)	(32)	27,022
Selling, general
& administration	2,575	-	5,076	7,651
Operating income (loss)	24,720	(241)	(5,108)	19,371
Interest income, net	(1)	-	171	170
Other income	158	-	1	159
Income (loss) before tax	24,877	(241)	(4,936)	19,700
Tax expense	-	-	7,722	7,722
Net income (loss)	$24,877	$(241)	$(12,658)	$11,978
Depreciation, amortization & accretion	$5,504	$143	$24	$5,671
Capital expenditures	$7,276	$9	$50	$7,335
Total assets	$99,265	$58	$27,075	$126,398

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2007
Revenue	$80,221	$10	$-	$80,231
Transportation costs	36,931	-	-	36,931
Other direct operating costs	19,916	217	-	20,133
Gross profit	23,374	(207)	-	23,167
Selling, general
& administration	2,587	-	4,486	7,073
Operating income (loss)	20,787	(207)	(4,486)	16,094
Interest income, net	7	-	352	359
Other income	(14)	66	-	52
Income (loss) before tax	20,780	(141)	(4,134)	16,505
Tax expense	-	-	6,486	6,486
Net income (loss)	$20,780	$(141)	$(10,620)	$10,019
Depreciation, amortization & accretion	$4,509	$155	$17	$4,681
Capital expenditures	$8,543	$5	$3	$8,551
Total assets	$93,363	$125	$17,691	$111,179

NOTE 13 – SUBSEQUENT EVENT

On July 1, 2008, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 11, 2008. The dividend was paid out of cash on hand on July 18, 2008 in an aggregate amount of $3.3 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

American Ecology Corporation, through its subsidiaries, is a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including oil refineries and chemical production facilities, manufacturers, electric utilities, steel mills and medical and academic institutions. The majority of the waste received is produced within the United States. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also manage transportation of waste to our facilities, which contributes significant revenue. We have been in the waste services business for 55 years.

Our customers may be divided into categories to help understand period-to-period changes in our treatment and disposal revenue.  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues for each category during the three and six months ended June 30, 2008.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months Ended June 30, 2008	% of Treatment and Disposal Revenue (1) for the Six Months Ended June 30, 2008
Government	Federal and State government clean-up project waste, typically event business.	30%	23%
Private	Private sector clean-up project waste, typically event business.	25%	26%
Broker	Companies that collect and aggregate waste from their direct customers comprised of both recurring base and event clean-up waste.	23%	25%
Other industry	Category for electric utilities, chemical manufacturers and other industries not included in other categories. Comprised of both recurring base business and event clean-up business.	9%	12%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, typically recurring base business.	6%	7%
Refinery	Petroleum refinery customers comprising both recurring base and event clean-up business.	4%	4%
Steel	Steel mill customers comprising both recurring base and event clean-up business.	3%	3%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete waste clean-up projects (“Event Business”) which vary substantially in size and duration.  Approximately 60% and 58% of our treatment and disposal revenues were derived from Event Business for the three and six months ended June 30, 2008, respectively.  The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is influenced by funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, real estate redevelopment projects and other factors. The types and amounts of waste received from recurring customers (“Base Business”) also vary from quarter to quarter. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the disposal business, is factored into our internal budgeting and externally communicated business outlook statements.  Approximately one quarter of our 2008 revenue budget is comprised of new Event and Base Business from non-specific sources. Our internal budgeting process combines historical experience with identified sales pipeline opportunities and new or expanded service line projections.
Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from New Jersey (for Honeywell), Pennsylvania (for Chevron/Molycorp) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that we could not otherwise have competed for successfully.  Our acquisition of a Company-owned railcar fleet has reduced transportation expenses previously incurred when we relied solely on railcar operating leases and short-term rentals. The increased waste volumes resulting from projects won through this bundling strategy increases operating leverage and profitability. While waste treatment and other variable costs are project-specific, the contribution to profitability from each new project performed generally increases as overall waste disposal volumes increase.  Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We will continue to aggressively bid bundled transportation and disposal services based on this income growth strategy.

Results of Operations

The following table summarizes our results of operations for the three months and six months ended June 30, 2008 and 2007 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended June 30,				Six Months Ended June 30,
share amounts)	2008	%	2007	%	2008	%	2007	%

Revenue	$44,516	100.0%	$41,267	100.0%	$90,735	100.0%	$80,231	100.0%
Transportation costs	19,251	43.2%	19,760	47.9%	41,309	45.5%	36,931	46.0%
Other direct operating costs	11,687	26.3%	9,854	23.9%	22,404	24.7%	20,133	25.1%

Gross profit	13,578	30.5%	11,653	28.2%	27,022	29.8%	23,167	28.9%

Selling, general and
administrative expenses	3,732	8.4%	3,474	8.4%	7,651	8.4%	7,073	8.8%
Operating income	9,846	22.1%	8,179	19.8%	19,371	21.4%	16,094	20.1%

Other income (expense):
Interest income	111	0.2%	150	0.4%	174	0.2%	361	0.4%
Interest expense	(3)	0.0%	(1)	0.0%	(4)	0.0%	(2)	0.0%
Other	94	0.3%	48	0.1%	159	0.2%	52	0.1%
Total other income	202	0.5%	197	0.5%	329	0.4%	411	0.5%

Income before income taxes	10,048	22.6%	8,376	20.3%	19,700	21.8%	16,505	20.6%
Income tax	3,938	8.9%	3,292	8.0%	7,722	8.6%	6,486	8.1%
Net income	$6,110	13.7%	$5,084	12.3%	$11,978	13.2%	$10,019	12.5%

Earnings per share:
Basic	$0.34		$0.28		$0.66		$0.55
Dilutive	$0.33		$0.28		$0.66		$0.55

Shares used in earnings
per share calculation:
Basic	18,232		18,216		18,230		18,213
Dilutive	18,295		18,254		18,286		18,254

Dividends paid per share	$0.15		$0.15		$0.30		$0.30

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue - Revenue increased 8% to $44.5 million for the second quarter of 2008, up from $41.3 million for the second quarter of 2007. This increase reflects higher treatment and disposal revenue, partially offset by slightly lower revenue from transportation services on bundled rail transportation and disposal contracts. In the second quarter of 2008, we disposed of 325,000 tons of waste in our landfills, up 18% from the 275,000 tons disposed in the second quarter of 2007. Our average selling price for treatment and disposal services (excluding transportation) for the second quarter of 2008 was 2% higher than in the same quarter last year. This slight increase in average selling price reflects normal variations in service mix that are inherent to the business.

During the second quarter of 2008, treatment and disposal revenue from recurring Base Business was 3% higher than the second quarter of 2007 and comprised 40% of non-transportation revenue, as compared to 47% of non-transportation revenue in the second quarter of 2007. Base Business revenue increased as a result of growth in our broker and other industry categories. Event Business revenue in the second quarter of 2008 increased 37% over the same quarter in 2007, and comprised 60% of non-transportation revenue during the quarter. As discussed further below, this primarily reflects increased treatment and disposal revenue from government clean-up customers and increased shipments from the Honeywell Jersey City private clean-up project.  These increases were partially offset by lower shipments from the Molycorp project in the second quarter of 2008 compared to the same quarter last year.

The following table summarizes our second quarter 2008 revenue growth (both Base and Event Business) by customer type as compared with the second quarter of 2007.

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Government	102%
Other industry	10%
Broker	9%
Private	5%
Rate regulated	4%
Refinery	-16%
Steel	-19%

Government clean-up business revenue increased 102% in the second quarter of 2008 compared to the second quarter of 2007. This increase reflects a state funded clean-up project which shipped to our Robstown, Texas facility and increased shipments from the Department of Defense in the second quarter of 2008.  Event Business clean-up work under the U.S. Army Corps of Engineers (“USACE”) contract contributed $2.4 million or 6% of total revenue in the second quarter of 2008, as compared to $3.0 million or 7% of total revenue in the second quarter of 2007. This decrease reflects shipment timing as task orders are completed under our multi-year contract with the USACE.

Our other industry revenue increased 10% in the second quarter of 2008 over the second quarter of 2007. This increase reflects growth over multiple electric utility, chemical manufacturers and other industrial customers.

Our broker business increased 9% in the second quarter of 2008 compared to the same quarter in 2007.  This reflects continued success working with national and smaller regional waste broker companies that do not compete with us for disposal business.

Treatment and disposal revenue from private clean-up customers increased approximately 5% during the second quarter of 2008 over the same period last year. This reflects increased shipments on the Honeywell Jersey City project and other smaller event projects.  This increase was partially offset by decreased shipments on the Molycorp project which is expected to be completed in September 2008.  The Honeywell Jersey City project contributed 40% of total revenue (including transportation) in both the second quarter of 2008 and 2007, or $17.9 million and $16.4 million, respectively.  Shipments from our bundled transportation and disposal contract with Molycorp contributed 6% of total revenue (including transportation) in the second quarter of 2008, or $2.5 million compared to 12% of total revenue (including transportation) or $4.8 million in the second quarter of 2007.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 4% in the second quarter of 2008 over the second quarter of 2007. Our Richland facility operates under a State-approved revenue requirement and this increase reflects timing for the rate-regulated portion of that facility’s revenue.

Treatment and disposal revenue from refinery customers decreased 16% in the second quarter of 2008 compared to the same quarter in 2007. This decline primarily reflects decreased waste volumes in the second quarter of 2008 by one refinery customer due to refining process changes.  We expect revenue in this category to increase in the future based on initiation of thermal desorption recycling services at our Robstown, Texas facility.

Treatment and disposal revenue from our steel mill customers decreased 19% in the second quarter of 2008 compared to the second quarter of 2007. This decline reflects expiration of a contract with a Midwestern steel mill in December 2007.

Gross Profit. Gross profit for the second quarter of 2008 increased by 17% to $13.6 million, up from $11.7 million in the second quarter of 2007. This increase primarily reflects higher volumes of waste disposed in the second quarter of 2008 as compared to the same period in 2007.  The increase was partially offset by expenses of $104,000 recorded in the second quarter of 2008 related to the closure of the deepwell facility at our non-operating Winona, Texas site. Gross margin was 31% in the second quarter of 2008, up from 28% in the second quarter of 2007.  This gross margin increase reflects reduced transportation revenue which is generally provided as a value-added service with little to no margin.  Excluding transportation revenue, disposal gross margins were 54% in the second quarter of both 2008 and 2007.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expense were 8% for both the second quarter of 2008 and 2007. SG&A expenses increased 7% to $3.7 million, up from $3.5 million for the second quarter of 2007. The growth in SG&A expense was due primarily to higher payroll and benefit expenses, stock-based compensation expense, employee performance based bonus compensation and other administrative costs in support of the increased waste volumes received.

Interest income. During the second quarter of 2008, we earned $111,000 of interest income, down from $150,000 in the second quarter of 2007. This decrease reflects a lower average rate of interest earned on investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the second quarter of 2008, we recognized $93,000 in royalty income from a previously sold municipal waste landfill in Texas. In the second quarter of 2007, we recognized $48,000 on the sale of property and equipment no longer required in our business.

Income tax expense. Our effective income tax rate for second quarter of 2008 was 39.2%, compared to 39.3% for the second quarter of 2007.

As of June 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended June 30, 2008 and 2007 were not material.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue - Revenue increased 13% to $90.7 million for the first six months of 2008, up from $80.2 million for the first six months of 2007. This increase reflects higher treatment and disposal revenue and higher revenue from bundled rail transportation and disposal contracts. In the six months ended June 30, 2008, we disposed of 668,000 tons of waste in our landfills, up 23% from 543,000 tons disposed in the first six months of 2007. Our average selling price for treatment and disposal services (excluding transportation) in the first six months of 2008 was 19% lower than in the first six months of 2007. This decline reflects variations in service mix, a higher percentage of direct disposal in the first half of 2008 including a large, non-hazardous soil project shipped to our Beatty, Nevada site from Death Valley National Park and increased shipments from the Honeywell Jersey City project.

During the six months ended June 30, 2008, treatment and disposal revenue from recurring Base Business grew 12% over the same period of 2007 and comprised 42% of non-transportation revenue.  Base Business was 43% of non-transportation revenue for the same period in 2007. Base Business revenue increased as a result of growth in our broker, rate regulated and other industry categories. Event Business revenue in the first half of 2008 increased 21% over the same period in 2007 and was 58% of non-transportation revenue. Event Business was 57% of non-transportation revenue for the first half of 2007. As discussed further below, this primarily reflects increased disposal revenue from our other industry and private clean-up customers including increased shipments from the Honeywell Jersey City project in the first half of 2008.  These diversified revenue increases more than offset the loss of revenue from two large event clean-up projects which were substantially completed in the first quarter of 2007.

The following table summarizes our revenue growth (both Base and Event Business) by industry customer type for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Other industry	68%
Government	26%
Rate regulated	21%
Broker	18%
Private	4%
Refinery	-8%
Steel	-18%

Other industry revenue increased 68% in the first six months of 2008 compared to the same period in 2007. This increase was due primarily to a large polychlorinated biphenyls (“PCB”) waste clean-up for an electric utility customer shipped to our Grand View, Idaho facility and substantially completed in the first quarter of 2008.

Government clean-up business revenue increased 26% in the first six months of 2008 compared to the first six months of 2007.  This increase reflects a state-funded clean-up project which shipped to our Robstown, Texas facility and increased shipments from the Department of Defense in the second quarter of 2008.  Cleanup work under the USACE contract contributed $5.8 million or 6% of total revenue in the first six months of 2008, as compared to $6.0 million or 7% in the first quarter of 2007.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 21% for the six months ended June 30, 2008 compared to the same period in 2007. Our Richland facility operates under a State of Washington approved revenue requirement and this increase reflects timing for the rate-regulated portion of the facility’s revenue.

Our broker business increased 18% in the six months ended June 30, 2008 compared to the same period in 2007 reflecting continued success working with national and smaller regional waste broker companies.

Treatment and disposal revenue from private clean-up customers increased approximately 4% during the six months ended June 30, 2008 compared to the same period in 2007. This increase reflects higher shipments from the Honeywell Jersey City project as well as increased event business awards from multiple smaller projects. The Honeywell project contributed 39% of total revenue (including transportation) for the six months ended June 30, 2008, or $35.3 million, as compared to 38% of total revenue (including transportation), or $30.6 million, for the same period of 2007.  Our bundled transportation and disposal contract with Molycorp, which began in the second quarter of 2007, contributed 7% of total revenue (including transportation), or $6.0 million for the first half of 2008, as compared to 6% of total revenue (including transportation), or $4.8 million for the first half of 2007.  Shipments from the Molycorp project slowed in the second quarter of 2008 consistent with scheduled project completion in September 2008.

Treatment and disposal revenue from refinery customers decreased 8% in the first six months of 2008 compared to the same period in 2007. This decline primarily reflects decreased waste volumes in the second quarter of 2008 from one refinery customer as a result of a refining process change and timing of maintenance by other refinery customers.  We expect revenue in this category to increase in the future based on initiation of thermal desorption recycling services at our Robstown, Texas facility.

Treatment and disposal revenue from steel mill customers decreased 18% in the first six months of 2008 compared to the same period of 2007. This decline reflects expiration of a contract with a Midwestern steel mill in December 2007.

Gross Profit. Gross profit for the six months ended June 30, 2008 increased by 17% to $27.0 million, up from $23.2 million for the same period of 2007. This increase reflects higher disposal volumes in the first half of 2008 as compared to the same period in 2007. Gross margin was 30% for the six months ended June 30, 2008 as compared to 29% for the six months ended June 30, 2007.  This increase reflects higher operating leverage delivered by increased volume and normal service mix variations.

Selling, General and Administrative. As a percentage of total revenue, SG&A expense was 8% for the six months ended June 30, 2008, down from 9% for the same period in 2007. SG&A expenses increased 8% to $7.7 million for the six months ended June 30, 2008, up from $7.1 million for the six months ended June 30, 2007. This increase was due primarily to higher payroll and benefit expenses, stock-based compensation expense, employee performance based bonus compensation and other administrative costs in support of the increased waste volumes received.   The increase also reflects $154,000 of business development expenses related to an acquisition opportunity we are no longer actively pursuing.

Interest income. During the six months ended June 30, 2008, we earned $174,000 of interest income as compared with $361,000 in the same period of 2007. This decrease was due to a lower average rate of interest earned on investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first six months of 2008, we recognized $153,000 in royalty income from a previously sold municipal waste landfill in Texas. In the first six months of 2007, we recognized $48,000 from the sale of property and equipment no longer required in our business.

Income tax expense. Our effective income tax rate for the six months ended June 30, 2008 was 39.2%, compared to 39.3% for the six months ended June 30, 2007.

As of June 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the six months ended June 30, 2008 and 2007 were not material.

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

Liquidity and Capital Resources

Our principal source of cash is from operations. The $18.5 million in cash at June 30, 2008 was comprised of cash immediately available for operations.

On June 30, 2008, we entered into a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Revolving Credit Agreement expires on June 15, 2010 and replaced the Company’s expired Amended and Restated Credit Agreement. The unsecured line-of-credit is available to supplement daily working capital as needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At June 30, 2008 we were in compliance with all financial covenants in the credit agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in September 2008. At June 30, 2008, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.

We believe that cash on hand and cash flow from operations will be sufficient to meet our operating cash needs during the next 12 months.

Operating Activities - For the six months ended June 30, 2008, net cash provided by operating activities was $16.5 million. This reflects net income of $12.0 million, depreciation, amortization and accretion of $5.7 million.  Partially offsetting these sources of cash were increases in receivables of $2.3 million and decreases in accounts payable and accrued liabilities of $1.3 million. The increase in net income is due to the factors discussed above under Results of Operations.  The increase in accounts receivable is partially due to higher disposal and transportation revenue in the six months ended June 30, 2008 as compared to the same period in 2007.  This increase in accounts receivable is also partially attributable to a slight increase in days sales outstanding for the six months ended June 30, 2008 compared to the days outstanding at December 31, 2007.  Days sales outstanding was 67 days as of June 30, 2008, compared to 65 days at December 31, 2007 and 69 days at June 30, 2007.

For the six months ended June 30, 2007, net cash provided by operating activities was $11.6 million.  This reflects net income of $10.0 million, depreciation, amortization and accretion of $4.7 million, changes in deferred taxes of $1.5 million, increases in accounts payable and utilization of our income tax receivable.  Partially offsetting these sources of cash were increases in receivables of $5.3 million and increases in other assets of $1.3 million.

Investing Activities - For the six months ended June 30, 2008, net cash used in investing activities was $5.1 million. Significant transactions affecting cash used in investing activities during the first six months of 2008 include capital expenditures of $7.3 million.  Construction of additional disposal capacity at our Robstown, Texas and Beatty, Nevada facilities and infrastructure for the thermal desorption recycling equipment installed at the Texas facility comprised a significant portion of these expenditures. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.2 million.

For the six months ended June 30, 2007, net cash used in investing activities was $6.7 million. This included capital expenditures of $8.6 million used primarily to construct a new treatment and storage building at our Beatty, Nevada facility; a new storage building and laboratory at our Robstown, Texas facility; additional disposal capacity at our Robstown, Texas facility and equipment purchases for each of our three hazardous waste facilities. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.0 million.

Financing Activities - For the six months ended June 30, 2008 and 2007 respectively, net cash used in financing activities was $5.4 million and $4.9 million, respectively. This was primarily attributable to payment of dividends, partially offset by proceeds from stock option exercises and associated tax benefits related to those exercises.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have not been any material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes, and do not enter into transactions denominated in currencies other than the U.S. dollar.

We have minimal interest rate risk on investments or other assets. At June 30, 2008, approximately $18.5 million was held in cash or short-term investments at terms ranging from overnight to three months. Together, these items earn interest at the rate of approximately 2% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, adverse economic conditions, government funding or competitive pressures, incidents that could limit or suspend specific operations, implementation of new technologies,  limitations on operation of newly installed thermal desorption at our Texas facility, our ability to perform under required contracts, our willingness or ability to pay dividends and our ability to integrate any potential acquisitions..

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section in  our 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008 could harm our business, prospects, operating results, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 22, 2008, and transacted the following business:

1)	Election of Directors

Nominee	Votes For	Votes Withheld
Victor J. Barnhart	16,362,881	47,957
Joe F. Colvin	16,363,320	47,518
Roy C. Eliff	16,328,101	82,737
Edward F. Heil	16,240,623	170,214
Jeffrey S. Merrifield	16,363,312	47,526
John W. Polling	16,301,094	109,744
Stephen A. Romano	16,240,801	170,036

At a meeting of the new Board of Directors held immediately after the annual stockholder meeting, the board appointed Mr. Stephen A. Romano to continue serving as Chairman of the Board and appointed Jeffrey S. Merrifield to serve as Lead Director. The Board of Directors also made the following committee appointments:

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
John W. Poling, Chairman	Roy C. Eliff, Chairman	Jeffrey S. Merrifield, Chairman
Roy C. Eliff	John W. Poling	Edward F. Heil
Victor J. Barnhart	Victor J. Barnhart	Joe F. Colvin

2)	Ratification of the Appointment of Moss Adams LLP as Our Independent Registered Public Accountant

Votes For	Votes Against	Abstentions	Broker Non-Voted
16,372,522	22,353	15,962	-

3)	Approval of 2008 Stock Option Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Voted
11,303,770	1,656,820	20,448	3,429,799

Item 5. Other Information

None.

Item 6. Exhibits

10.50	Revolving Credit Agreement between American Ecology Corporation and Wells Fargo Bank, National Association dated as of June 30, 2008[1]

10.64	*2008 Employee Stock Option Incentive Plan[2]

10.65	* Form of Incentive Stock Option Agreement

10.66	* Form of Non-Qualified Stock Option Agreement

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Identifies compensation plans or arrangements required to be files as an exhibit hereto.
[1] Incoporated by reference from the Registrant’s Form 8-K dated 7-1-2008
[2] Incoporated by reference from the Registrant’s Proxy Statement dated 4-9-2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Ecology Corporation
(Registrant)
Date: August 1, 2008	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer