Form 10-Q
period 2008-09-30
AMERICAN ECOLOGY CORP
filed 2008-10-31
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
_______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008	Commission File Number: 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3889638
(State of Incorporation)	(I.R.S. Employer Identification Number)

Lakepointe Centre I, 300 E. Mallard, Suite 300 Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 29, 2008 was 18,299,314.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2008	December 31,
	(unaudited)	2007
Assets

Current Assets:
Cash and cash equivalents	$19,219	$12,563
Short-term investments	-	2,209
Receivables, net	29,730	29,422
Prepaid expenses and other current assets	2,839	3,034
Income tax receivable	367	994
Deferred income taxes	1,312	667
Total current assets	53,467	48,889

Property and equipment, net	67,198	63,306
Restricted cash	4,873	4,881
Total assets	$125,538	$117,076

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,041	$4,861
Deferred revenue	4,895	4,491
Accrued liabilities	4,089	6,267
Accrued salaries and benefits	2,196	2,613
Current portion of closure and post-closure obligations	2,139	803
Current portion of capital lease obligations	10	8
Total current liabilities	18,370	19,043

Long-term closure and post-closure obligations	12,375	14,331
Long-term capital lease obligations	23	27
Deferred income taxes	2,290	577
Total liabilities	33,058	33,978

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,299 and
18,246 shares issued and outstanding, respectively	183	182
Additional paid-in capital	60,708	58,816
Retained earnings	31,589	24,100
Total stockholders’ equity	92,480	83,098
Total liabilities and stockholders’ equity	$125,538	$117,076

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$41,051	$39,427	$131,786	$119,658
Transportation costs	20,477	18,935	61,786	55,866
Other direct operating costs	10,553	10,224	32,957	30,357

Gross profit	10,021	10,268	37,043	33,435

Selling, general and administrative expenses	3,209	3,636	10,860	10,709
Operating income	6,812	6,632	26,183	22,726

Other income (expense):
Interest income	138	189	312	550
Interest expense	(2)	-	(6)	(2)
Other	78	10	237	62
Total other income	214	199	543	610

Income before income taxes	7,026	6,831	26,726	23,336
Income tax	2,755	2,313	10,477	8,799
Net income	$4,271	$4,518	$16,249	$14,537

Earnings per share:
Basic	$0.23	$0.25	$0.89	$0.80
Dilutive	$0.23	$0.25	$0.89	$0.80

Shares used in earnings per share calculation:
Basic	18,261	18,220	18,241	18,215
Dilutive	18,330	18,257	18,301	18,255

Dividends paid per share	$0.18	$0.15	$0.48	$0.45

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$16,249	$14,537
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	8,195	7,039
Deferred income taxes	1,068	1,415
Stock-based compensation expense	629	420
Accretion of interest income	(15)	(140)
Net loss (gain) on sale of property and equipment	19	(58)
Changes in assets and liabilities:
Receivables	(308)	(908)
Income tax receivable	627	650
Other assets	195	(1,648)
Accounts payable and accrued liabilities	(2,128)	542
Deferred revenue	404	712
Accrued salaries and benefits	(417)	102
Income tax payable	-	1
Closure and post-closure obligations	(1,546)	(416)
Net cash provided by operating activities	22,972	22,248

Cash Flows From Investing Activities:
Purchases of property and equipment	(11,055)	(13,264)
Purchases of short-term investments	(992)	(22,700)
Maturities of short-term investments	3,216	26,770
Proceeds from sale of property and equipment	11	92
Restricted cash	8	(150)
Net cash used in investing activities	(8,812)	(9,252)

Cash Flows From Financing Activities:
Dividends paid	(8,760)	(8,202)
Proceeds from stock option exercises	1,049	328
Tax benefit of common stock options	215	203
Other	(8)	(5)
Net cash used in financing activities	(7,504)	(7,676)

Increase in cash and cash equivalents	6,656	5,320

Cash and cash equivalents at beginning of period	12,563	3,775

Cash and cash equivalents at end of period	$19,219	$9,095

Supplemental Disclosures
Income taxes paid	$8,569	$6,523
Interest paid	2	2
Non-cash investing and financing activities:
Capital expenditures in accounts payable	541	342
Acquisition of equipment with capital leases	6	-

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Reclassifications
The Company reclassified $2.6 million from Trade receivables to Unbilled revenue receivables on the consolidated balance sheet at December 31, 2007. The amounts reclassified represent valid receivables under executed customer contracts that were not invoiced to the customer as of the balance sheet date.  We believe these receivables are better presented as Unbilled revenue receivables as of the balance sheet date.  This reclassification had no impact on net receivables, current assets, total assets, results of operations or cash flows and we believe this reclassification is not material to the consolidated financial statements taken as a whole.

NOTE 2 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no significant impact on our consolidated financial statements.  We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

SFAS 159. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS 159 had no impact on our consolidated financial statements.

SFAS 141 R.  In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141 R”), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS 141 R requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, SFAS 141 R modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The statement also provides guidance on disclosures related to the nature and financial impact of the business combination. SFAS 141 R is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. SFAS 141 R will be adopted for business combinations entered into by the Company after December 31, 2008. Although the Company will continue to evaluate the application of SFAS 141 R, we do not currently believe adoption of SFAS 141 R will have a material impact on our consolidated financial statements.

SFAS 160.  In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in the first quarter of 2009. Although the Company will continue to evaluate the application of SFAS 160, we do not currently believe adoption of SFAS 160 will have a material impact on our consolidated financial statements.

SFAS 161.  In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities.  SFAS is effective for fiscal years beginning after November 15, 2008.  This statement will be effective for the Company beginning in the first quarter of 2009.  Although the Company will continue to evaluate the application of SFAS 161, we do not currently believe the adoption will have a material impact on our consolidated financial statements.

SFAS 162.  In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Although the Company will continue to evaluate the application of SFAS 162, we do not currently believe the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

FSP EITF 03-6-1.  In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited.  Although the Company will continue to evaluate the application of FSP EITF 03-6-1 we do not currently believe the adoption of FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.

FSP 157-3.  In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

NOTE 3 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a long-term contract with Honeywell International, Inc. (“Honeywell”) for transportation, treatment and disposal of hazardous waste for a clean-up project presently expected to conclude in November 2009.  Revenue under this contract represented 52% and 45% of our total revenue for the three months ended September 30, 2008 and 2007, respectively, and 43% and 40% of total revenue for the nine months ended September 30, 2008 and 2007, respectively. No other customer represented more than 10% of total revenue for the three or nine months ended September 30, 2008, respectively. Receivables from Honeywell represented 53% of our total trade receivables at September 30, 2008 and 45% of total trade receivables at December 31, 2007.  No other customer’s receivable balances exceeded 10% of our total trade receivables at September 30, 2008 or December 31, 2007.

Credit Risk Concentration. We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Short-term investments consist of high-quality commercial paper with a maximum maturity of three months.

Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell for which significant credit risk exists.  Credit risk on Honeywell receivables is partially mitigated by federal court orders requiring that Honeywell perform activities covered by our contract. Typically, we have not required customers to provide collateral for such obligations.

NOTE 4 – RECEIVABLES

Receivables were as follows:

	September 30,	December 31,
(in thousands)	2008	2007

Trade	$24,574	$26,193
Unbilled revenue	4,701	3,241
Other	611	122
	29,886	29,556
Allowance for doubtful accounts	(156)	(134)
	$29,730	$29,422

NOTE 5 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
(in thousands)	2008	2007

Cell development costs	$38,371	$32,492
Land and improvements	9,158	8,858
Buildings and improvements	29,282	26,547
Railcars	17,375	17,375
Vehicles and other equipment	21,959	19,823
Construction in progress	6,339	6,676
	122,484	111,771
Accumulated depreciation and amortization	(55,286)	(48,465)
	$67,198	$63,306

Depreciation expense for the three months ended September 30, 2008 and 2007 was $2.2 million and $2.1 million, respectively.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $7.3 million and $6.2 million, respectively.

NOTE 6 – RESTRICTED CASH

Restricted cash balances of $4.9 million at both September 30, 2008 and December 31, 2007 represent funds held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations.  These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 7 – LINE OF CREDIT

On June 30, 2008, we entered into a new $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This Revolving Credit Agreement expires on June 15, 2010.  Monthly interest only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At September 30, 2008, we were in compliance with all of the financial covenants in the credit agreement.

At September 30, 2008 and December 31, 2007, we had no amounts outstanding on the revolving line of credit. At September 30, 2008 and December 31, 2007, the availability under the line of credit was $11.0 million, with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

NOTE 8 – CLOSURE AND POST-CLOSURE OBLIGATIONS

Closure and post-closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated consistent with SFAS 5, Accounting for Contingencies and with the liability calculated in accordance with SFAS 143, Accounting for Asset Retirement Obligations. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated post-closure, remediation and other costs when necessary. Our recorded liabilities are based on best estimates of future costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, permit conditions, inflation and other factors.

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Beginning obligation	$15,244	$15,134
Accretion expense	309	927
Payments	(242)	(853)
Adjustments	(797)	(694)
Ending obligation	14,514	14,514
Less current portion	(2,139)	(2,139)
Long-term portion	$12,375	$12,375

During the third quarter of 2008, the Company recorded a favorable adjustment to our closure and post-closure obligations of $857,000 based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated state account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada hazardous waste disposal facility can be used to fund interim closure activities. We recognized additional closure charges to close the remaining deep well at our non-operating Winona, Texas facility. Charges at our Winona, Texas facility were $60,000 and $163,000 for the three and nine months ended September 30, 2008, respectively. These adjustments to our closure and post-closure estimates were recorded as an increase to or reduction in our closure and post-closure expenses included in Other direct operating costs on the Consolidated Statement of Operations.

NOTE 9 – INCOME TAXES

As of September 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and nine months ended September 30, 2008 and 2007 were not material.

Our effective income tax rate for the three months ended September 30, 2008 was 39.2%, compared to 33.9% for the same period in 2007.  Our effective income tax rate for the nine months ended September 30, 2008 was 39.2% compared to 37.7% for the same period in 2007. The lower effective income tax rate for the three and nine months ended September 30, 2007 was due primarily to the realization of higher state investment tax credits on our filed tax returns in the amount of $325,000.  A reduction in our estimated annual effective income tax rate from 39.3% to 39.1% also contributed to the lower effective income tax rate in 2007.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2003 through 2007. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2002 through 2007. We are currently not under examination by the IRS or any state taxing jurisdictions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups regarding the permitting of planned facility expansions, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operating or non-operating facilities, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of September 30, 2008, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 11 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$4,271	$4,271	$4,518	$4,518
Weighted average common
shares outstanding	18,261	18,261	18,220	18,220

Dilutive effect of stock options and
restricted stock		69		37
Weighted average
shares outstanding		18,330		18,257

Earnings per share	$0.23	$0.23	$0.25	$0.25
Anti-dilutive shares
excluded from calculation		8		155

(in thousands, except per share data)	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$16,249	$16,249	$14,537	$14,537
Weighted average common
shares outstanding	18,241	18,241	18,215	18,215

Dilutive effect of stock options and
restricted stock		60		40
Weighted average
shares outstanding		18,301		18,255

Earnings per share	$0.89	$0.89	$0.80	$0.80
Anti-dilutive shares
excluded from calculation		61		157

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2008
Revenue	$41,042	$9	$-	$41,051
Transportation costs	20,477	-	-	20,477
Other direct operating costs	10,458	95	-	10,553
Gross profit	10,107	(86)	-	10,021
Selling, general
& administration	1,086	-	2,123	3,209
Operating income (loss)	9,021	(86)	(2,123)	6,812
Interest income, net	(2)	-	138	136
Other income	78	-	-	78
Income (loss) before tax	9,097	(86)	(1,985)	7,026
Tax expense	-	-	2,755	2,755
Net income (loss)	$9,097	$(86)	$(4,740)	$4,271
Depreciation, amortization & accretion	$2,439	$72	$13	$2,524
Capital expenditures	$3,720	$-	$-	$3,720
Total assets	$97,981	$62	$27,495	$125,538

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2007
Revenue	$39,420	$7	$-	$39,427
Transportation costs	18,935	-	-	18,935
Other direct operating costs	10,101	123	-	10,224
Gross profit	10,384	(116)	-	10,268
Selling, general
& administration	1,288	-	2,348	3,636
Operating income (loss)	9,096	(116)	(2,348)	6,632
Interest income, net	5	-	184	189
Other income	10	-	-	10
Income (loss) before tax	9,111	(116)	(2,164)	6,831
Tax expense	-	-	2,313	2,313
Net income (loss)	$9,111	$(116)	$(4,477)	$4,518
Depreciation, amortization & accretion	$2,271	$77	$10	$2,358
Capital expenditures	$4,689	$-	$24	$4,713
Total assets	$91,020	$60	$21,409	$112,489

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2008
Revenue	$131,767	$19	$-	$131,786
Transportation costs	61,786	-	-	61,786
Other direct operating costs	32,579	346	32	32,957
Gross profit	37,402	(327)	(32)	37,043
Selling, general
& administration	3,661	-	7,199	10,860
Operating income (loss)	33,741	(327)	(7,231)	26,183
Interest income, net	(3)	-	309	306
Other income	236	-	1	237
Income (loss) before tax	33,974	(327)	(6,921)	26,726
Tax expense	-	-	10,477	10,477
Net income (loss)	$33,974	$(327)	$(17,398)	$16,249
Depreciation, amortization & accretion	$7,943	$215	$37	$8,195
Capital expenditures	$10,996	$9	$50	$11,055
Total assets	$97,981	$62	$27,495	$125,538

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2007
Revenue	$119,641	$17	$-	$119,658
Transportation costs	55,866	-	-	55,866
Other direct operating costs	30,017	340	-	30,357
Gross profit	33,758	(323)	-	33,435
Selling, general
& administration	3,875	-	6,834	10,709
Operating income (loss)	29,883	(323)	(6,834)	22,726
Interest income, net	12	-	536	548
Other income	(4)	66	-	62
Income (loss) before tax	29,891	(257)	(6,298)	23,336
Tax expense	3	-	8,796	8,799
Net income (loss)	$29,888	$(257)	$(15,094)	$14,537
Depreciation, amortization & accretion	$6,780	$232	$27	$7,039
Capital expenditures	$13,232	$5	$27	$13,264
Total assets	$91,020	$60	$21,409	$112,489

NOTE 13 – SUBSEQUENT EVENT

On October 1, 2008, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 10, 2008. The dividend was paid using cash on hand on October 17, 2008 in an aggregate amount of $3.3 million.

On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. The program will remain in effect until December 31, 2008, unless extended, canceled or modified by our Board of Directors.  The authorization does not obligate the Company to acquire any particular amount of common stock and will be executed at management’s discretion within Board-established stock price limits.  We anticipate funding any repurchases with cash on hand.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

American Ecology Corporation, through its subsidiaries, is a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills and medical and academic institutions. The majority of the waste received is produced in the United States. We generate revenue from fees charged to manage waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also arrange transportation of waste to our facilities, which contributes significant revenue.  We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to help understand period-to-period changes in our treatment and disposal revenue.  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues for each category during the three and nine months ended September 30, 2008.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended September 30, 2008	% of Treatment and Disposal Revenue (1) for the Nine Months ended September 30, 2008
Private	Private sector clean-up project waste, typically event business.	28%	28%

Broker	Companies that collect and aggregate waste from their direct customers comprised of base business.	24%	25%

Government	Federal and State government clean-up project waste, typically event business.	17%	20%

Other industry	Category for electric utilities, chemical manufacturers and other industries not included in other categories. Comprised of both recurring base business and event clean-up business.	10%	9%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, typically recurring base business.	10%	8%

Refinery	Petroleum refinery customers comprising both recurring base and event clean-up business.	7%	6%

Steel	Steel mill customers comprising both recurring base and event clean-up business.	4%	4%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete waste clean-up projects (“Event Business”) which vary substantially in size and duration.  Approximately 44% and 52% of our treatment and disposal revenues were derived from Event Business for the three and nine months ended September 30, 2008, respectively.  The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability may be influenced by funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, real estate redevelopment projects and other factors. The types and amounts of waste received from recurring customers (“Base Business”) also vary from quarter to quarter. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the disposal business, is factored into our internal budgeting and externally communicated business outlook statements.  Approximately one quarter of our 2008 revenue budget is comprised of new Event and Base Business from non-specific sources. Our internal budgeting process combines historical experience with identified sales pipeline opportunities and new or expanded service line projections.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from New Jersey (for Honeywell), Pennsylvania (for Chevron/Molycorp) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that we may not otherwise have competed for successfully.  Our investment in a Company-owned railcar fleet has reduced transportation expenses previously incurred when we relied solely on railcar operating leases and short-term rentals. The increased waste volumes resulting from projects won through this bundling strategy have increased operating leverage and profitability. While waste treatment and other variable costs are project-specific, the contribution to profitability from each new project performed generally increases as overall disposal volumes increase.  Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We will continue to aggressively bid bundled transportation and disposal services based on this income growth strategy.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other customers that are, or may be, affected by adverse economic conditions. Such conditions may cause our customers to curtail waste production and/or delay spending on plant maintenance, waste clean-up work and other activities.  Factors that can impact general economic conditions and the level of spending by our customers include but are not limited to consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations or relocate to other countries, which could adversely affect our business.  To the extent our business is either government funded or driven by government regulations or enforcement actions, it is less susceptible to general economic conditions.

Results of Operations

The following table summarizes our results of operations for the three months and nine months ended September 30, 2008 and 2007 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended September 30,				Nine Months Ended September 30,
share amounts)	2008	%	2007	%	2008	%	2007	%

Revenue	$41,051	100.0%	$39,427	100.0%	$131,786	100.0%	$119,658	100.0%
Transportation costs	20,477	49.9%	18,935	48.0%	61,786	46.9%	55,866	46.7%
Other direct operating costs	10,553	25.7%	10,224	26.0%	32,957	25.0%	30,357	25.4%

Gross profit	10,021	24.4%	10,268	26.0%	37,043	28.1%	33,435	27.9%

Selling, general and
administrative expenses	3,209	7.8%	3,636	9.2%	10,860	8.2%	10,709	8.8%
Operating income	6,812	16.6%	6,632	16.8%	26,183	19.9%	22,726	19.1%

Other income (expense):
Interest income	138	0.3%	189	0.5%	312	0.2%	550	0.4%
Interest expense	(2)	0.0%	-	0.0%	(6)	0.0%	(2)	0.0%
Other	78	0.2%	10	0.0%	237	0.2%	62	0.0%
Total other income	214	0.5%	199	0.5%	543	0.4%	610	0.4%

Income before income taxes	7,026	17.1%	6,831	17.3%	26,726	20.3%	23,336	19.5%
Income tax	2,755	6.7%	2,313	5.8%	10,477	8.0%	8,799	7.4%
Net income	$4,271	10.4%	$4,518	11.5%	$16,249	12.3%	$14,537	12.1%

Earnings per share:
Basic	$0.23		$0.25		$0.89		$0.80
Dilutive	$0.23		$0.25		$0.89		$0.80

Shares used in earnings
per share calculation:
Basic	18,261		18,220		18,241		18,215
Dilutive	18,330		18,257		18,301		18,255

Dividends paid per share	$0.18		$0.15		$0.48		$0.45

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue - Revenue increased 4% to $41.1 million for the third quarter of 2008, up from $39.4 million for the third quarter of 2007. This increase reflects higher revenue from transportation services on bundled rail transportation and disposal projects. In the third quarter of 2008, we disposed of 263,000 tons of waste in our landfills, down 2% from the 269,000 tons disposed in the third quarter of 2007. Our average selling price for treatment and disposal services (excluding transportation) for the third quarter of 2008 was 8% higher than the same quarter last year.  Increases in average selling price reflect normal variations in service mix that are inherent to the disposal business.

During the third quarter of 2008, treatment and disposal revenue from recurring Base Business was 7% higher than the third quarter of 2007 and comprised 56% of non-transportation revenue, as compared to 49% of non-transportation revenue in the third quarter of 2007. Base Business revenue increased as a result of growth in our broker and other industry categories. Event Business revenue in the third quarter of 2008 decreased 16% over the same quarter in 2007, and comprised 44% of non-transportation revenue during the quarter. As discussed further below, this primarily reflects decreased treatment and disposal revenue from government and private clean-up projects, including the Molycorp project as well as smaller projects.  Increased shipments from the Honeywell Jersey City private clean-up project in the third quarter of 2008 over the third quarter of 2007 partially offset these decreases.

The following table summarizes our third quarter 2008 revenue growth (both Base and Event Business) by customer type as compared with the third quarter of 2007.

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Broker	27%
Steel	-6%
Private	-10%
Other industry	-11%
Government	-15%
Rate Regulated	-20%
Refinery	-32%

Our broker business increased 27% in the third quarter of 2008 compared to the same quarter in 2007.  This reflects continued success working with national and smaller regional waste broker companies that do not compete with us for disposal business.

Treatment and disposal revenue from our steel mill customers decreased 6% in the third quarter of 2008 compared to the third quarter of 2007. This decline was primarily caused by the completion of a contract with a Midwestern steel mill in December 2007.

Treatment and disposal revenue from private clean-up customers decreased approximately 10% during the third quarter of 2008 over the same period last year. This decrease was attributable to clean-up projects shipping in the third quarter of 2007 which were not fully replaced in the third quarter of 2008 and decreased shipments from the Molycorp project in the third quarter of 2008 compared to the same period of 2007. Shipments under our bundled transportation and disposal contract with Molycorp contributed 2% of total revenue (including transportation) in the third quarter of 2008, or $1.0 million, compared to 8% of total revenue (including transportation) or $3.2 million in the third quarter of 2007. The Molycorp project, which delayed shipments during the third quarter of 2008, has not yet been completed.  These decreases were partially offset by increased shipments on the Honeywell Jersey City project and other smaller event projects.  The Honeywell Jersey City project contributed 52% of total revenue (including transportation) in the third quarter of 2008 and 45% of total revenue (including transportation) in the third quarter of 2007, or $21.4 million and $17.9 million, respectively.

Our other industry revenue decreased 11% in the third quarter of 2008 compared to the third quarter of 2007. This decrease reflects a large rate-regulated brokered project served by our Richland, Washington facility that was completed in the third quarter of 2007.  The decrease was partially offset by increased revenues from electric utility, chemical manufacturers and other industrial customers.

Government clean-up business revenue decreased 15% in the third quarter of 2008 compared to the third quarter of 2007. This decline reflects a decrease in Event Business clean-up work under our contract with the U.S. Army Corps of Engineers (“USACE”), which contributed $1.9 million or 5% of total revenue in the third quarter of 2008, compared to $2.9 million or 7% of total revenue in the third quarter of 2007. This quarterly decrease was due to individual clean-up project timing and reallocation of funds initially budgeted for disposal and other work to cover increased fuel surcharges on transportation during the final quarter of the federal government’s fiscal year. No USACE projects served by the Company were cancelled or reassigned to competitors.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility decreased 20% in the third quarter of 2008 compared to the third quarter of 2007. Our Richland facility operates under a State-approved revenue requirement.  This decrease reflects both the timing of revenue recognition for the rate-regulated portion of the business and a decrease in our state-approved revenue requirement for 2008 compared to 2007.

Treatment and disposal revenue from our refinery customers decreased 32% in the third quarter of 2008 compared to the same quarter in 2007. This decline reflects decreased waste volumes in the third quarter of 2008 from one refinery customer due to refining process changes.  We expect revenue in this category to increase in the future based on increased thermal desorption recycling throughput at our Robstown, Texas facility.

Gross Profit. Gross profit for the third quarter of 2008 decreased by 2% to $10.0 million, down from $10.3 million in the third quarter of 2007. This decrease primarily reflects lower volumes of waste disposed in the third quarter of 2008 compared to the same period in 2007.  The decrease was partially offset by a favorable adjustment to our closure and post-closure obligations of $857,000 based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated state account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada hazardous waste disposal facility can be used to fund interim closure activities.  The Company recognized $60,000 in additional charges to close the remaining deep well at our non-operating Winona, Texas facility during the third quarter of 2008. These adjustments to our closure and post-closure estimates were recorded as an increase to or reduction in our closure and post-closure expenses included in Other direct operating costs on the Consolidated Statement of Operations.

Gross margin was 24% in the third quarter of 2008, down from 26% in the third quarter of 2007.  This decrease in gross margin reflects increased transportation revenue which is generally provided as a value-added service with little or no margin.  Excluding transportation revenue, disposal gross margins were 49% in the third quarter of 2008 and 51% in the third quarter of 2007. The lower disposal margin in the third quarter of 2008 compared to the third quarter of 2007 was a result of decreased waste volumes and a higher percentage of waste that required treatment prior to disposal.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the third quarter of 2008 and 2007 were 8% and 9%, respectively.  SG&A expenses decreased 12% to $3.2 million, down from $3.6 million for the third quarter of 2007. The decline in SG&A expense was due primarily to lower engineering and consulting expenses, performance-based compensation and insurance costs.

Interest income. During the third quarter of 2008, we earned $138,000 of interest income, down from $189,000 in the third quarter of 2007. This decrease reflects a lower average rate of interest earned on investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the third quarter of 2008, we recognized $78,000 in royalty income from a previously sold municipal waste landfill in Texas. In the third quarter of 2007, we recognized a gain of $10,000 on the sale of property and equipment no longer required to operate our business.

Income tax expense. Our effective income tax rate for the three months ended September 30, 2008 was 39.2%, compared to 33.9% for the same period in 2007.  The lower effective income tax rate for the three months ended September 30, 2007 was due primarily to the realization of higher state investment tax credits on our filed income tax returns in the amount of $325,000.  A reduction in our estimated annual effective income tax rate from 39.3% to 39.1% also contributed to the lower rate in 2007.

As of September 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of SG&A expenses. Interest and penalties for the three months ended September 30, 2008 and 2007 were not material.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Revenue - Revenue increased 10% to $131.8 million for the first nine months of 2008, up from $119.7 million for the first nine months of 2007. This increase reflects higher treatment and disposal revenue and higher revenue from bundled rail transportation and disposal contracts. In the nine months ended September 30, 2008, we disposed of 931,000 tons of waste, up 15% from 812,000 tons disposed in the first nine months of 2007. Our average selling price for treatment and disposal services (excluding transportation) in the first nine months of 2008 was 2% lower than in the first nine months of 2007. This decline reflects normal variations in service mix that are inherent to the disposal business.

During the nine months ended September 30, 2008, treatment and disposal revenue from recurring Base Business grew 9% over the same period of 2007 and comprised 48% of non-transportation revenue.  Base Business was 48% of non-transportation revenue for the same period in 2007.  Base Business revenue increased due to growth in our broker, other industry, and government categories. Event Business revenue in the nine months ended September 30, 2008 increased 12% over the same period in 2007 and was 52% of non-transportation revenue. Event Business was 52% of non-transportation revenue for the nine months ended September 30, 2007. As discussed further below, this primarily reflects increased disposal revenue from our government and other industry customers in the first nine months of 2008.

The following table summarizes our revenue growth (both Base and Event Business) by industry customer type for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Other industry	41%
Broker	19%
Government	16%
Private	0%
Rate Regulated	0%
Steel	-15%
Refinery	-17%

Other industry revenue increased 41% in the first nine months of 2008 compared to the same period in 2007. This increase was due primarily to a large polychlorinated biphenyls (“PCB”) waste clean-up for an electric utility customer shipped to our Grand View, Idaho facility that was substantially completed in the first quarter of 2008.

Our broker business increased 19% in the nine months ended September 30, 2008 compared to the same period in 2007, reflecting continued success increasing revenue from national and smaller regional waste broker companies.

Government clean-up business revenue increased 16% in the first nine months of 2008 compared to the first nine months of 2007.  This increase reflects a state-funded clean-up project which shipped to our Robstown, Texas facility in the second quarter of 2008 and increased shipments from the Department of Defense in the second quarter of 2008.  Cleanup work under the USACE contract contributed 6% of total revenue or $7.7 million in the first nine months of 2008 compared to 7% of total revenue or $8.9 million in the first nine months of 2007. This decrease reflects shipment timing as task orders are completed and new task orders commence under our multi-year contract with the USACE as well as reallocation of funds initially budgeted for disposal and other work to cover increased fuel surcharges on transportation during the final quarter of the federal government’s fiscal year.

Treatment and disposal revenue from private clean-up customers for the nine months ended September 30, 2008 remained flat when compared to the nine months ended September 30, 2007. Shipments from the Honeywell Jersey City project increased during the first nine months of 2008 compared to the same period of 2007, offsetting shipments to our Nevada facility from a large Brownfield redevelopment project that was completed in 2007. The Honeywell project contributed 43% of total revenue (including transportation) for the nine months ended September 30, 2008, or $56.7 million compared to 40% of total revenue (including transportation), or $48.4 million, for the same period of 2007.  These increases were offset by reduced revenue from our bundled transportation and disposal contract with Molycorp, which began in the second quarter of 2007.  The Molycorp project contributed 5% of total revenue (including transportation), or $7.0 million for the nine months ended September 30, 2008, as compared to 7% of total revenue (including transportation), or $8.0 million for the nine months ended September 30, 2007.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility remained flat for the nine months ended September 30, 2008 compared to the same period in 2007. Our Richland facility operates under a State of Washington approved revenue requirement. The State approved a lower revenue requirement for the 2008 rate year as compared with the 2007 rate year, which will reduce revenue from our rate-regulate business in 2008.

Treatment and disposal revenue from steel mill customers decreased 15% in the first nine months of 2008 compared to the same period of 2007 due to completion of a contract with a Midwestern steel mill in December 2007.

Treatment and disposal revenue from refinery customers decreased 17% in the first nine months of 2008 compared to the same period in 2007. This decline primarily reflects decreased waste volumes in the third quarter of 2008 from one refinery customer as a result of a refining process change. We expect revenue in this category to increase in the future based on increased thermal desorption recycling throughput at our Robstown, Texas facility.

Gross Profit. Gross profit for the nine months ended September 30, 2008 increased 11% to $37.0 million, up from $33.4 million for the same period of 2007. This increase reflects higher disposal volumes in the first nine months of 2008 compared to the same period in 2007.  The increase also includes a favorable adjustment of $857,000 recorded in the third quarter of 2008 based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated state account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada hazardous waste disposal facility can be used to fund interim closure activities.. Additionally, the Company recognized $163,000 in additional charges to close the remaining deep well at our non-operating Winona, Texas facility during the nine months ended September 30, 2008. These adjustments to our closure and post-closure estimates were recorded as an increase to or reduction in our closure and post-closure expenses included in Other direct operating costs on the Consolidated Statement of Operations.

Gross margin was 28% for the nine months ended September 30, 2008 and 2007. Excluding transportation revenue, disposal gross margins were 53% for the nine months ended September 30, 2008 and 52% for the same period in 2007. This increase in the disposal margin in the nine months ended September 30, 2008 is due to the net favorable adjustments to our closure and post-closure expenses discussed above.

Selling, General and Administrative. As a percentage of total revenue, SG&A expense was 8% for the nine months ended September 30, 2008, down from 9% for the same period in 2007. SG&A expenses increased 1% to $10.9 million for the nine months ended September 30, 2008, up slightly from $10.7 million for the nine months ended September 30, 2007. The small increase was due to higher payroll and benefit expenses, stock-based compensation expense and other administrative costs in support of the increased waste volumes received.   The increase also reflects $156,000 of business development expenses on an acquisition opportunity we are no longer pursuing.

Interest income. During the nine months ended September 30, 2008, we earned $312,000 of interest income  compared with $550,000 in the same period of 2007. This decrease was due to a lower average rate of interest earned on investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first nine months of 2008, we recognized $231,000 in royalty income from a previously sold municipal waste landfill in Texas. In the first nine months of 2007, we recognized $62,000 from the sale of land at a non-operating facility, proceeds from an agricultural lease, and the sale of property and equipment no longer required to operate our business.

Income tax expense. Our effective income tax rate for the nine months ended September 30, 2008 was 39.2%, compared to 37.7% for the nine months ended September 30, 2007. The lower effective income tax rate for the first nine months of 2007 was due primarily to the realization of higher state investment tax credits on our filed income tax returns in the amount of $325,000.  A reduction in our estimated annual effective income tax rate from 39.3% to 39.1% also contributed to the lower rate in 2007.

As of September 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the nine months ended September 30, 2008 and 2007 were not material.

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

Liquidity and Capital Resources

Our principal source of cash is from operations. The $19.2 million in cash at September 30, 2008 was comprised of cash immediately available for operations.

On June 30, 2008, we entered into a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This Revolving Credit Agreement expires on June 15, 2010. The unsecured line-of-credit is available to supplement daily working capital as needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At September 30, 2008 we were in compliance with all financial covenants in the credit agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in September 2009. At September 30, 2008, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.

On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. The program will remain in effect until December 31, 2008, unless extended, canceled or modified by our Board of Directors.  The authorization does not obligate the Company to acquire any particular amount of common stock and will be executed at management’s discretion within Board-established stock price limits. We anticipate funding any repurchases with cash on hand.

We believe that cash on hand and cash flow from operations will be sufficient to meet our operating cash needs, including expenditures for the Board-approved stock repurchase plan, if any, during the next 12 months.

Operating Activities - For the nine months ended September 30, 2008, net cash provided by operating activities was $23.0 million. This reflects net income of $16.2 million and depreciation, amortization and accretion of $8.2 million.  Partially offsetting these sources of cash were decreases in accounts payable, and accrued liabilities of $2.1 million and decreases in closure and post-closure obligations of $1.5 million. The increase in net income is due to the factors discussed above under Results of Operations.  The decrease in accounts payable and accrued liabilities is primarily attributable to reimbursements related to our rate-regulated business in Richland, Washington.  Days sales outstanding was 66 days as of September 30, 2008, compared to 65 days at December 31, 2007 and 68 days at September 30, 2007.

For the nine months ended September 30, 2007, net cash provided by operating activities was $22.2 million.  This reflects net income of $14.5 million, depreciation, amortization and accretion of $7.0 million and changes in deferred taxes of $1.4 million. Partially offsetting these sources of cash were increases in other assets and receivables.

Investing Activities - For the nine months ended September 30, 2008, net cash used in investing activities was $8.8 million. Significant transactions affecting cash used in investing activities during the first nine months of 2008 include capital expenditures of $11.1 million.  Construction of additional disposal capacity at our Robstown, Texas and Beatty, Nevada facilities and infrastructure for the thermal desorption recycling equipment installed at our Texas facility comprised a significant portion of these expenditures. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.2 million.

For the nine months ended September 30, 2007, net cash used in investing activities was $9.3 million. This included capital expenditures of $13.3 million used primarily for construction of a new treatment and storage building at our Beatty, Nevada facility; a new storage building and waste testing laboratory at our Robstown, Texas facility; construction of additional disposal space at our Texas and Idaho facilities and equipment purchases at our three hazardous waste facilities. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $4.1 million.

Financing Activities - For the nine months ended September 30, 2008 and 2007, net cash used in financing activities was $7.5 million and $7.7 million, respectively. This was primarily attributable to payment of dividends, partially offset by proceeds from stock option exercises and associated tax benefits related to those exercises.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have not been any material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes, and do not enter into transactions denominated in currencies other than the U.S. dollar.

We have minimal interest rate risk on investments or other assets. At September 30, 2008, approximately $19.2 million was held in cash and cash equivalents primarily invested in money market accounts. Interest earned on these investments is approximately 2% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4.    Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, repurchases of its stock under approved stock repurchase plans, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, adverse economic conditions including a tightened credit market for customers, government funding or competitive pressures, incidents that could limit or suspend specific operations, implementation of new technologies,  limitations on operation of newly installed thermal desorption at our Texas facility, our ability to perform under required contracts, our willingness or ability to pay dividends and our ability to integrate any potential acquisitions.

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

American Ecology Corporation
(Registrant)
Date: October 31, 2008	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer