Form 10-K
period 2008-12-31
AMERICAN ECOLOGY CORP
filed 2009-02-25
CIK 742126

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008 OR
☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________.

Commission file number: 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	95-3889638
(State or other jurisdiction)	(I.R.S. Employer Identification Number)
300 E. Mallard Dr., Suite 300
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                     Accelerated filer  ☒                    Non-accelerated filer  ☐                    Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2008 was approximately $487.9 million based on the closing price of $29.53 per share as reported on the NASDAQ Global Market System.

At February 23, 2009, Registrant had outstanding 18,304,314 shares of its Common Stock.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 12, 2009 to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2008, portions of which are incorporated by reference into Part III of this Form 10-K.

AMERICAN ECOLOGY CORPORATION

FORM 10-K

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include those statements preceded by, followed by, or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures,  the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions including a tightened credit market for customers, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies, limitations on operation of recently installed thermal desorption and recycling equipment at our Texas facility, market conditions for recycled materials, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends, our willingness or ability to repurchase our own common stock under approved stock repurchase plans, and our ability to integrate any potential acquisitions.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in this annual report on Form 10-K could harm our business prospects, operating results, and financial condition.

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

Item 1.  Business

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
AEA	Atomic Energy Act of 1954 as amended

AEC, the Company, “we,” “our,” “us”	American Ecology Corporation and its subsidiaries

CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980

FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program

LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal

LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal

NORM/NARM	Naturally occurring and accelerator produced radioactive material

NRC	U.S. Nuclear Regulatory Commission

PCBs	Polychlorinated biphenyls

RCRA	Resource Conservation and Recovery Act of 1976

SEC	U. S. Securities and Exchange Commission

TCEQ	Texas Commission on Environmental Quality

USACE	U.S. Army Corps of Engineers

USEPA	U.S. Environmental Protection Agency

WUTC	Washington Utilities and Transportation Commission

AEC, through our subsidiaries, provides radioactive, hazardous, PCB and non-hazardous industrial waste management and recycling services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions and waste broker / aggregators. Headquartered in Boise, Idaho, we are one of the nation’s oldest providers of such services. AEC and its predecessor companies have been in business for more than 50 years. We operate nationally and employed 253 people as of December 31, 2008.

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

AEC was most recently incorporated as a Delaware corporation in May 1987. Our wholly-owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation (“USEN”); US Ecology Washington, Inc., a Delaware corporation (“USEW”); US Ecology Texas, Inc., a Delaware corporation (“USET”); US Ecology Idaho, Inc., a Delaware corporation (“USEI”) and US Ecology Field Services, Inc., a Delaware corporation (“USEFS”). American Ecology Recycle Center, Inc., a Delaware corporation (“AERC”) previously operated our discontinued Oak Ridge, Tennessee LLRW processing business.

We operate within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect our current operational status and internal reporting structure. Operating Disposal Facilities accept hazardous, LARM and LLRW and include our RCRA hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas; and our AEA disposal facility in Richland, Washington. Our Washington, Idaho and (to a lesser degree) Texas facilities also accept certain NORM/NARM waste and LARM. Non-Operating Disposal Facilities include our former disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho and a former hazardous waste processing and deep-well injection operation in Winona, Texas. Income taxes are assigned to the corporate office.  All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Financial information with respect to each segment is further discussed in Note 15 of the consolidated financial statements located in Item 8 - Financial Statements and Supplementary Data to this Form 10-K.

The following table summarizes each segment:

Subsidiary	Location	Services

Operating Disposal Facilities

USEI	Grand View, Idaho	Hazardous, non-hazardous industrial, PCB, NORM/NARM, LARM and mixed waste treatment and disposal, rail transfer station

USET	Robstown, Texas	Hazardous, non-hazardous industrial, LARM and NORM/NARM waste treatment and disposal, recycling services, rail transfer station

USEN	Beatty, Nevada	Hazardous, non-hazardous industrial and PCB waste treatment and disposal

USEW	Richland, Washington	LLRW, NORM/NARM and LARM waste disposal

Non-Operating Facilities

US Ecology, Inc. (“USE”)	Beatty, Nevada	Closed LLRW disposal facility under long-term care. State of Nevada is licensee

USE	Sheffield, Illinois	Closed LLRW disposal facility under long-term care. State of Illinois is licensee

USE	Sheffield, Illinois	Non-operating hazardous waste disposal facility: USE is permittee

American Ecology Environmental Services Corporation (“AEESC”)	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee

USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: USEI is permittee

Operating Disposal Facilities

A significant portion of our disposal revenue is derived from waste clean-up projects (“Event Business”) which vary substantially in size duration and unit price for our services. The duration of Event Business projects can last from a one-week clean up of a small contaminated site to a multiple year clean-up project. The one-time nature of Event Business necessarily creates variability in revenue and earnings. The typically short notice on smaller Event Business projects limits the precision of forward-looking financial projections. This variability is also influenced by our provision of rail transportation services to certain Event Business customers. The types and amounts of waste received from recurring customers (“Base Business”) also vary quarter-to-quarter, sometimes significantly, but are generally more predictable than Event business.

Depending on project-specific customer needs and competitive considerations, transportation services may be offered at or near our cost to help secure treatment and disposal business. For waste transported by rail from the east coast such as our current Honeywell Jersey City project and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue.

The types and amounts of waste received, also referred to as “service mix,” can produce significant quarter-to-quarter and year-to-year variations in revenue, gross profit, gross margin, operating profit and net income for both Base and Event business. For each of the years ended December 31, 2008 and 2007, Event Business contributed approximately 52% of revenue and Base Business represented approximately 48% of disposal revenue (excluding transportation revenue). Our strategy is to continue expanding our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.  Contribution margin is influenced by whether the waste may be directly disposed or whether variable costs are incurred to comply with regulations requiring treatment of certain wastes prior to disposal.

Grand View, Idaho RCRA/TSCA Facility. Our Grand View, Idaho facility was purchased in 2001.  It is located on 1,252 acres of Company-owned land about 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately two miles east of the facility, which is used as a clay source for disposal unit liner construction and 189 acres where our rail transfer station is located approximately 30 miles northeast of the disposal site. The disposal facility is permitted to accept hazardous, toxic and non-hazardous waste regulated under RCRA and TSCA. This facility is also permitted to accept certain NORM and NARM radioactive material and LARM exempted from NRC regulation for disposal purposes, including certain “mixed” hazardous and radioactive waste generated by commercial and government customers including certain waste received under our USACE contract. We also treat and “delist” hazardous electric arc furnace dust (“K061”) from steel mills. Delisted waste is subject to lower state fees applicable to non-hazardous waste. The facility is regulated under permits issued by the Idaho Department of Environmental Quality and the USEPA.

Robstown, Texas RCRA Facility. Our Robstown Texas facility began operations in 1973.  It is located on 240 acres owned by the Company near Robstown, Texas about 10 miles west of Corpus Christi. In 2005, we purchased an additional 200 acres of adjacent land for future expansion. We also own 174 acres of non-adjacent land where we have operated a rail transfer station since 2006. This facility is permitted to accept hazardous and non-hazardous waste regulated under RCRA. The facility is regulated under a permit issued by the TCEQ and is permitted to accept certain LARM and mixed wastes. In 2008 we began providing hydrocarbon treatment and recycling services using thermal desorption equipment owned and operated by a third party under contract.

Beatty, Nevada RCRA/TSCA Facility. Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert about 120 miles northwest of Las Vegas, Nevada and about 30 miles east of Death Valley, California. USEN leases 80 acres from the State of Nevada for hazardous and PCB waste treatment and disposal operations. In April 2007 we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) the site reaches full capacity and can no longer accept waste (generally estimated at about 10-12 years); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. All other terms, including those relating to rents and fees, were unchanged from the previous lease. The Company-leased land is located within a 400 acre buffer zone leased by the State of Nevada from the federal government which the Company believes is a viable location for future expansion. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the USEPA. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for closure and post-closure costs.

Richland, Washington LLRW Facility. Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased from the State of Washington on the U.S. Department of Energy Hanford Reservation 35 miles west of Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State of Washington in July 2005 for 10 years with four 10-year renewal options. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. In 2007, we entered a new rate agreement with the WUTC that expires January 1, 2014. The State of Washington assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State of Washington maintains a separate trust fund for future closure expenses. The Richland facility is also home to our On-Site Services group, which arranges waste LLRW and LARM packaging, shipment and disposal services.

Non-Operating Disposal Facilities

Beatty, Nevada LLRW Site. We operated the Beatty, Nevada LLRW disposal site from 1962 to 1993. This was the nation’s first commercial LLRW disposal facility. In 1997, we became the first operator to complete closure and post-closure at such a facility and transfer our license to the State of Nevada, which is responsible for long-term institutional control. We have a contract with the State to perform certain long-term care work.

Bruneau, Idaho RCRA Site. This remote 83 acre desert site, acquired along with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring is expected to continue for approximately 23 more years in accordance with permit and regulatory requirements.

Sheffield, Illinois LLRW Site. We operated a LLRW disposal facility near Sheffield, Illinois on 20 acres owned by the State of Illinois from 1968 to 1978. After we performed the required closure work, our LLRW license was transferred to the State of Illinois in 2001.  The State of Illinois is responsible for long-term institutional control. We have a contract with the State to perform certain long-term care work.

Sheffield, Illinois RCRA Site. We previously operated two hazardous waste disposal areas next to the Sheffield LLRW disposal area. The first opened in 1968 and ceased operations in 1974. The second accepted waste from 1974 through 1983. We expect to perform groundwater remediation and monitoring at the site for approximately 18 more years.

Winona, Texas Site. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until 1997 when we ceased operations. We are proceeding under an agreed order with the State of Texas for closure and expect to perform monitoring for a 30 year post-closure care period. We own an additional 303 acres adjacent to the permitted site.

INDUSTRY

In the 1970s and 1980s, industry growth was driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the clean up of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to reduce waste production. Waste volumes shipped for disposal from Superfund and other properties also diminished as contaminated sites were cleaned up. These factors led to highly competitive market conditions that still apply today.

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations (increases and decreases) driven by general and industry-specific economic conditions, identification of new clean-up needs, clean-up project schedules and public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, expand waste throughput capabilities, build market share and ultimately increase profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

•	acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001;

•	expanding our radioactive material and hazardous waste permits to manage additional types of waste;

•	acquiring and operating patented thermal treatment units at our Beatty, Nevada site;

•	expanding our rail transportation services through a fleet of leased and Company-owned rail cars;

•	constructing a second truck-to-rail transload building in Idaho and developing a rail transfer station in Texas;

•	constructing new, high-capacity waste treatment buildings in Texas and Nevada with automated waste treatment additive delivery systems and expanded waste storage capabilities;

•	opening an organic chemical waste treatment laboratory in Texas to improve treatment “recipes” and reduce costs at all three of our RCRA facilities; and

•	establishing a thermal desorption service at our Robstown, Texas site which allows the facility to accept a broad spectrum of recyclable, hydrocarbon-based materials.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of two operating Compact disposal facilities in the nation. Both were in full operation for decades before passage of the federal LLRW Policy Act in 1980. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by Energy Solutions exclusively serves the three-state Atlantic Compact. LLRW from states outside the Northwest Compact region may be disposed at a non-compact, commercial disposal site in Clive, Utah, also operated by Energy Solutions.

Pricing at the three AEA licensed LLRW disposal facilities heightened demand for more cost-effective disposal of soil, debris, consumer products, industrial wastes and other materials containing LARM including “mixed wastes” exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government clean-up projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost-effective alternative. Our Grand View, Idaho RCRA hazardous waste facility has significantly increased waste throughput based on permit modifications allowing expanded LARM acceptance. Our Robstown, Texas disposal facility is also permitted to accept LARM on a more limited basis. We believe we are well positioned to continue growing our LARM business based on our:

•	industry reputation and commercial branding;

•	existing permits, including recent modifications allowing additional waste types;

•	safety and regulatory compliance record;

•	decades of experience safely handling radioactive materials at multiple facilities;

•	high volume waste throughput capabilities including rail transportation; and

•	competitive pricing.

Permits, Licenses and Regulatory Requirements

Our hazardous, industrial, non-hazardous and radioactive materials business is subject to extensive federal and state environmental, health, safety, and transportation laws, regulations, permits and licenses. Local government controls also apply. The responsible government regulatory agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that this body of law and regulations and the specialized services we provide contribute to demand and represent a significant obstacle to new market entrants.

RCRA provides a comprehensive framework for regulating hazardous waste transportation, treatment, storage and disposal. LARM and NORM/NARM may also be managed under RCRA permits, as is authorized for our facilities in Grand View, Idaho and Robstown, Texas. RCRA regulation is the responsibility of the USEPA, which may delegate authority to state agencies. Chemical compounds and residues derived from USEPA listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking such as the steel mill treatment process employed at our Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls and permitting requirements under RCRA diminish.

CERCLA and its amendments impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities and on parties who arranged for the transportation of hazardous substances. Liability under CERCLA may be imposed if releases of hazardous substances occur at treatment, storage, or disposal sites. Since waste generators are subject to the same liabilities, we believe that they are motivated to minimize the number of disposal sites used. Disposal facilities require USEPA authorization to receive CERCLA wastes. Our three hazardous waste disposal facilities have this authorization.

TSCA regulates the treatment, storage and disposal of PCBs. Regulation and licensing of PCB wastes is the responsibility of the USEPA. Our Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA treatment, storage and disposal permits. Our Texas facility has a TSCA storage permit and may dispose of PCB-contaminated waste in limited concentrations not requiring a TSCA disposal permit.

The AEA assigns the NRC regulatory authority over receipt, possession, use and transfer of certain radioactive materials, including disposal. The NRC has adopted regulations for licensing commercial LLRW disposal and has delegated regulatory authority to certain states including Washington, where our Richland facility is located. The NRC and U.S. Department of Transportation regulate the transport of radioactive materials. Shippers must comply with both the general requirements for hazardous materials transportation and specific requirements for transporting radioactive materials.

The Energy Policy Act of 2005 amended the AEA to classify discrete NORM/NARM as byproduct material. The law does not apply to interstate Compacts ratified by Congress pursuant to the LLRW Policy Act. NRC regulations issued in 2006 to implement the law limit receipt of certain NARM waste at our Grand View, Idaho facility to non-production accelerators.  This did not materially affect our Idaho business and did not affect our Washington business.

Obtaining authorization to construct and operate new radioactive or hazardous waste facilities is a lengthy and complex process. We believe we have demonstrated significant expertise in this area. We also believe we possess all permits, licenses and regulatory approvals required to maintain regulatory compliance and operate our facilities and have the specialized expertise required to obtain additional approvals to continue growing our business in the future.

We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit-specific requirements.  Our Idaho and Texas facilities, and to a lesser extent our Nevada facility, are also required to provide required financial assurance for closure and post-closure obligations should our facilities cease operations.  Both human resource and capital investments are required to maintain compliance with these requirements.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2008, we have met our financial assurance requirements through insurance and self-funded restricted trusts.

Insurance policies covering our closure and post-closure obligation were renewed in December 2005 and expire in December 2009. Under the renewal terms, we placed $4.5 million of cash in an interest bearing trust account to guarantee our non-operating site closure and post-closure liability, subject to regulatory approval. We are also required by our insurer to maintain collateral equal to 15% of our aggregate financial assurance insurance policies for our operating sites through the policy term. While we expect to timely renew these policies, if we are unable to obtain adequate closure, post-closure or environmental insurance in the future, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2008, we have provided collateral of $4.7 million in funded trust agreements, issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $33 million for closure and post-closure obligations. While we have been able to obtain the required financial assurance, premium and collateral requirements may increase, which may have an adverse impact on our results of operations.

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

Significant Customers

We dispose of LARM and hazardous waste under a contract with the USACE.  We also arrange transportation of waste to our disposal facilities for both government and industry customers which contributes significant revenue. In June 2005, we entered into an Event Business clean-up project with Honeywell International, Inc. (“Honeywell”) to transport, treat and dispose of an estimated 1.2 million tons of chromite ore processing residue at our Grand View, Idaho disposal facility. Under a federal court order, Honeywell is required to complete this clean-up project by November 2009. The following two customers accounted for more than 10% of our revenue in 2008, 2007 or 2006:

	Percent of Revenue
Customer	2008	2007	2006

Honeywell International, Inc.	43%	41%	38%
U.S. Army Corps of Engineers	6%	7%	10%

Markets

Disposal Services. Waste containing heavy metals or hazardous waste that does not require treatment prior to disposal is generally commoditized and subject to highly competitive pricing. These commoditized services are also sensitive to transportation distance and related costs. Waste transported by rail is typically less expensive, on a per mile basis, than waste transported by truck. Hazardous waste containing organic chemical compounds is less of a commoditized service. LARM services are also less commoditized.

Our Robstown, Texas hazardous waste facility is well positioned to serve refineries, chemical production plants and other industries concentrated near the Texas Gulf coast. The facility also accepts certain NORM and LARM. In 2006, we constructed a rail transfer station approximately five miles from this facility that extends the facility’s geographic reach. In 2007, our Texas facility expanded its laboratory to include analysis of organic chemical compounds, which are contained in many of the wastes produced by customers. In June 2008, we began operating a high-throughput thermal desorption unit at the facility which allows us to accept a broad spectrum of recyclable, hydrocarbon-based materials.

Our Beatty, Nevada facility primarily competes for business in California, Arizona, Utah and Nevada. Due to the site’s superior geologic and climate conditions in the Amargosa Desert, the Beatty, Nevada facility also competes for wastes from more distant locations. The Beatty, Nevada facility competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The Beatty, Nevada facility also offers patented low-throughput thermal treatment services, primarily to customers in western states, as a cost-effective alternative to incineration.

Our Grand View, Idaho facility accepts waste from across the nation shipped through our rail transfer station located adjacent to a main east-west rail line. Waste throughput has been significantly enhanced by rail track expansions in 2006 and 2008 and the construction of a second rail–to-truck indoor transfer building in 2006. The Grand View facility’s primary markets are RCRA, LARM and mixed waste clean-up projects, brokered waste and steel mill air pollution control dust. Permit modifications have expanded LARM services. Substantial waste volumes are received under our contract with Honeywell which is scheduled to be completed in 2009, and a contract with the USACE that is also utilized by other federal agencies. The current USACE contract expires in 2009; however, multi-year projects now underway before that date may continue for five years beyond 2009 under the same terms. Based on past public statements, we believe that the USACE generally expects the federal clean-up program funding the contract to continue through 2018. For this reason and due to limited competition, we expect to enter a follow-on contract in 2009.

To meet USEPA land disposal restrictions (“LDRs”), waste stabilization, encapsulation, chemical oxidation and other treatment technologies are used at our Grand View, Idaho, Beatty, Nevada and Robstown, Texas facilities. These capabilities allow all three sites to manage a much broader spectrum of wastes than if LDR treatment was not offered.  The Beatty, Nevada and Robstown, Texas facilities also offer thermal desorption treatment and recycling services.

Our Richland, Washington disposal facility serves LLRW producers in the eight states of the Northwest Compact. The three Rocky Mountain Compact states may also use our facility. Since we are a designated monopoly LLRW service provider in the Northwest Compact, the State of Washington approves our disposal rates. Since NORM/NARM is not subject to Compact restrictions, we may accept this waste from all fifty states. Rate regulation does not apply to NORM/NARM pricing since monopoly conditions do not apply.

Competition

We compete with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc., Waste Control Specialists, LLC and Waste Management, Inc. We believe that our primary radioactive material disposal competitors are Energy Solutions and Waste Control Specialists, LLC. The principal competitive factors applicable to both of these business areas are:

•	price;

•	specialized permits and “niche” service offerings;

•	customer service;

•	operational efficiency and technical expertise;

•	regulatory compliance and worker safety;

•	industry reputation and brand name recognition;

•	transportation distance; and

•	local community support.

We believe that we are competitive in all markets we serve and that we offer a nationally unique mix of services, including niche technologies and services that favorably distinguish us from competitors. We also believe that our strong brand name recognition from more than five decades of experience, compliance and safety record, customer service reputation and positive relations with regulators and local communities enhance our competitive position. Advantages exist for competitors that have technology, permits or equipment to handle a broader range of waste, that operate in jurisdictions imposing lower disposal fees and/or are located closer to where wastes are generated.

We do not compete with companies seeking federal government contracts to manage and/or operate radioactive waste treatment and disposal facilities owned by the U.S. Department of Energy (“USDOE”). We accept minimal amounts of remediation waste from USDOE facilities at Company disposal facilities from time to time, however, this is not a material part of our business.

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

Personnel

On December 31, 2008, we had 253 employees, of which 10 were members of the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE) at our Richland, Washington facility.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of AEC:

Name	Age	Title
Stephen A. Romano	54	Chairman of the Board of Directors, Chief Executive Officer
James R. Baumgardner	46	President and Chief Operating Officer
Simon G. Bell	38	Vice President of Operations
John M. Cooper	54	Vice President and Chief Information Officer
Jeffrey R. Feeler	39	Vice President and Chief Financial Officer
Eric L. Gerratt	38	Vice President and Controller
Steven D. Welling	50	Vice President, Sales and Marketing

Stephen A. Romano was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in March 2002. Mr. Romano joined the Board of Directors in 2002 and was elected Chairman of the Board of Directors in February 2008.  Mr. Romano has been with us for 19 years. Previously, he held positions with the NRC, the Wisconsin Department of Natural Resources and EG&G Idaho. He holds a BA from the University of Massachusetts-Amherst and an MS from the University of Wisconsin-Madison.

James R. Baumgardner was appointed President and Chief Operating Officer in January 2009.  Mr. Baumgardner previously served as the Company’s Senior Vice President and Chief Financial Officer from 1999 to 2006.  From 2006 to 2008, he was Senior Vice President and Chief Financial Officer with SECOR International Inc., a Redmond, Washington based provider of environmental consulting services.  Prior to 1999, he held various positions in corporate banking, corporate treasury and investment banking.  He holds an MBA and a BS from Oregon State University.

Simon G. Bell was appointed Vice President of Operations in August of 2007 and is responsible for managing both operating and closed facilities. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations and from 2002 to 2005, our Idaho facility General Manager and Environmental Manager. His 17 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

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

Eric L. Gerratt joined AEC in August 2007 as Vice President and Controller.  He previously held various financial and accounting management positions at SUPERVALU, Inc (2006-2007) and Albertson’s, Inc. (2003-2006).  From 1997 to 2003, he held various accounting and auditing positions, most recently as a Manager for PricewaterhouseCoopers LLP.  Mr. Gerratt is a Certified Public Accountant and holds a BS in Accounting from the University of Idaho.

Steven D. Welling joined us in 2001 through the Envirosafe Services of Idaho (now US Ecology Idaho) acquisition. He previously served as National Accounts Manager for Envirosource Technologies and Western Sales Manager for Envirosafe Services of Idaho and before that managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University-Stanislaus.

Item 1A.  Risk Factors

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2008, approximately 52% of our treatment and disposal revenues were derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections.  Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse affect on our business.

The loss of or failure to renew one or more significant contracts could adversely affect our profitability.

Honeywell and the USACE are under multiple year contracts which accounted for approximately 43% and 6% of our total revenues for the year ended December 31, 2008, respectively. Honeywell and USACE both have contracts with us to provide waste services through 2009. The Honeywell Jersey City project is estimated to complete the shipment of approximately 1.2 million tons of waste to our Grand View, Idaho facility during 2009. As of December 31, 2008, we have disposed of approximately one million tons. While we believe that the USACE will contract for our services for the estimated duration of the FUSRAP through 2018 and potentially beyond, this cannot be assured. Our contract with the USACE does not guarantee any funding beyond project-specific task orders. Reduced appropriations for the USACE and other government clean-up work or a reduction in project-specific task orders under historic appropriation levels could have a material adverse affect on our business.  Reduced funding and/or the loss of or failure to renew these or other large contracts and task orders combined with failure to replace their contribution with new projects could result in a material adverse affect on our business.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by a deterioration in general economic conditions and may curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other discretionary work.  Spending by government agencies may be also be reduced due to declining tax revenues that may result from a general deterioration in economic conditions.  Factors that can impact general economic conditions and the level of spending by our customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

Also, approximately 6% of our total 2008 revenue was generated from the USACE. We have a long-term disposal contract with the USACE that expires in 2009. While multi-year USACE projects may continue under the contract for up to five years beyond 2009, the contract does not guarantee any funding beyond assigned project-specific task orders or a follow-on contract for projects first awarded after 2009. Failure to secure new USACE task orders or a new contract vehicle for post-2009 projects or reduced appropriations for the USACE and other government clean-up work requiring our services could have a material adverse affect on our business. Our operations are significantly affected by the commencement and completion of both large and multiple, smaller clean-up projects; potential seasonal fluctuations due to weather; budgetary decisions and cash flow limitations influencing the timing of customer spending for remedial activities; the timing of regulatory agency decisions and judicial proceedings; changes in government regulations and enforcement policies and other factors that may delay or cause the cancellation of clean-up projects. We do not control such factors, which can cause our revenue and income to vary significantly from quarter-to-quarter and year-to-year.

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

Stringent regulations of federal and state governments have a substantial impact on our business. Local government controls also apply. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Failure to obtain on a timely basis or comply with applicable federal, state and local governmental regulations, licenses, permits or approvals for our waste treatment and disposal facilities could prevent or restrict our ability to provide certain services, resulting in a potentially significant loss of revenue and earnings. Changes in environmental regulations may require us to make significant capital or other expenditures. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws regulations or permitted activities may require us to modify existing operating licenses or permits, or obtain additional approvals. New governmental requirements that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit operations.

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

We face competition from companies with greater resources, service offerings we do not provide and lower pricing in certain instances.  An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste, significant expansion of existing competitor permitted capabilities or a decrease in the treatment or disposal fees charged by competitors could materially and adversely affect our results of operations. Our business is also heavily affected by waste tipping fees imposed by government agencies. These fees, which vary from state to state and are periodically adjusted, may adversely impact the competitive environment in which we conduct our business.

If we are unable to obtain regulatory approvals and contracts for construction of additional disposal space by the time our current disposal capacity is exhausted, our business would be adversely affected.

Construction of new disposal capacity at our operating disposal facilities beyond currently permitted capacity requires state regulatory agency approvals.  Administrative processes for such approval reviews vary.  The State of Texas, which regulates our Robstown facility, provides for an adjudicatory hearing process administered by a hearing officer appointed by the State. While we have historically been successful in obtaining timely approvals for proposed disposal facility expansions including those involving adjudicatory processes, there can be no assurance that we will be successful in obtaining future expansion approvals in a timely manner or at all.  If we are not successful in receiving these approvals, our disposal capacity could eventually be exhausted, preventing us from accepting additional waste at an affected facility.  This would have a material adverse effect on our business.

We may not be able to obtain timely or cost effective transportation services which could adversely affect our profitability.

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste to our facilities. Increases in fuel costs and unforeseen events such as labor disputes, public health pandemics, natural disasters and other acts of God, war, or terror could prevent or delay shipments and reduce both volumes and revenue. Our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads, which decrease or eliminate our exposure to fuel cost increases. Transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates or pass through fuel cost increases in all cases. Such factors could also limit our ability to implement our plans to increase revenue and earnings.

If we are unable to obtain at a reasonable cost the necessary levels of insurance and financial assurances required for operations, our business and results of operations would be adversely affected.

We are required by law, license, permit, and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $234,000 and $184,000 at December 31, 2008 and 2007, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant’s environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $50,000 self-insured retention. To the extent our insurances were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2008, we have met our financial assurance requirements through insurance. Our current closure and post-closure policies were renewed in December 2005 and expire in December 2009. This renewal required us to self-fund $4.5 million of non-operating site closure and post-closure liability and provide collateral equal to 15% of financial assurance through the term of the policy. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies, if we were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2008, we have provided collateral of $4.7 million in funded trust agreements and issued $4.0 million in letters of credit through our primary bank for financial assurance insurance policies of approximately $33 million for closure and post-closure obligations. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.  Such increases could have a material adverse effect on our financial condition and results of operations.

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

The handling of radioactive, PCBs and hazardous materials subjects us to potential liability claims by employees, contractors, property owners, neighbors and others. There can be no assurance that our existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in legal matters could also have a material adverse effect on our financial condition and results of operations.

Our business requires the handling of dangerous substances. Improper handling of such substances could result in an adverse impact on our business.

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident, such as the fire in 2004 in our Robstown, Texas waste treatment building, could impair one or more facilities from performing normal operations. This could have a material adverse impact on our financial condition and results of operations. Improper handling of these substances could also violate laws and regulations resulting in fines and/or suspension of operations.

Failure to perform under our contracts may adversely harm our business.

Certain contracts require us to meet specified performance criteria. Our ability to meet these criteria requires that we expend significant resources. If we or our subcontractors are unable to perform as required, we could be subject to substantial monetary penalties and/or loss of the affected contracts which may adversely affect our business.

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

We may not be able to effectively implement thermal desorption recycling and other new technologies.

We expect to continue implementing new technologies at our facilities.  If we are unable to obtain targeted revenue streams from the thermal desorption recycling technology placed into service at Robstown, Texas facility in 2008 our financial condition and results of operations could be adversely impacted.  Risk factors include but are not limited to changes in market conditions including increased competition, outlets for recycled materials, equipment malfunction, disputes with the equipment owner/operator, the performance of the owner/operator in meeting its contractual obligations, regulatory compliance, and equipment operation and maintenance costs.  In addition, if we are unable to identify and implement other new technologies in response to market conditions and customer requirements in a timely, cost effective manner, our financial condition and results of operations could also be adversely impacted.

Integration of potential acquisitions may impose substantial costs and delays and cause other unanticipated adverse impacts.

Acquisitions involve multiple risks. Our inability to successfully integrate the operations of an acquired business into our operations could have a material adverse effect on our business. These risks include but are not limited to:

•	changing market conditions;

•	increased competition;

•
the need to spend substantial operational, financial and management resources integrating new businesses, technologies and processes and related difficulties integrating the operations, personnel or systems;

•	retention of key personnel and customers;

•	impairments of goodwill and other intangible assets; and

•	environmental and other liabilities associated with past operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes our non-disposal related properties and facilities at December 31, 2008 owned or leased by us.

Location	Segment	Function	Size	Own/Lease

Boise, Idaho	Corporate	Corporate office	11,492 sq. ft.	Lease

Elmore County, Idaho	Operating Disposal Facility	Rail transfer station	189 acres	Own

Robstown, Texas	Operating Disposal Facility	Rail transfer station	174 acres	Own

Bruneau, Idaho	Non-operating Disposal Facility	Former disposal facility	83 acres	Own

Sheffield, Illinois	Non-operating Disposal Facility	Former disposal facility	374 acres	Own

Winona, Texas	Non-operating Disposal Facility	Former deep well facility	303 acres	Own

The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2008.

Location	Own/Lease	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimate Life (in years)

Beatty, Nevada	Lease	80	1,594,259	-	10

Grand View, Idaho	Own	1,411	1,234,864	28,780,000	51

Robstown, Texas	Own	440	188,110	2,436,601	16

Richland, Washington (1)	Sublease	100	664,339	-	47

____________________
(1)
The Richland, Washington facility is on land subleased from the State of Washington. Our sublease has 7 years remaining on the base term with four 10-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility’s intended operating life is equal to the period of the sublease.

Item 3.  Legal Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with alleged violations of existing permits, alleged damages from exposure to hazardous substances purportedly released from our operated sites, provision of services to customers, disputes with employees, contractors or vendors and other litigation. We maintain insurance coverages for property and damage claims which may be asserted against us. Periodically, management reviews and may establish or adjust reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2008, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the fourth quarter of 2008.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of February 12, 2009 there were approximately 10,502 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2008		2007
	High	Low	High	Low

First Quarter	$ 26.84	$ 18.51	$ 20.07	$ 17.26
Second Quarter	$ 30.54	$ 24.50	$ 22.84	$ 18.64
Third Quarter	$ 33.83	$ 24.73	$ 22.19	$ 18.75
Fourth Quarter	$ 27.73	$ 14.17	$ 25.21	$ 19.85

The following table sets forth the Company’s purchases of American Ecology common stock made during the three months ended December 31, 2008:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (3)
October 1, 2008 to October 31, 2008	-	$ -	-	600,000
November 1, 2008 to November 30, 2008	114,467	$ 16.76	114,467	485,533
December 1, 2008 to December 31, 2008	40,708	$ 16.44	155,175	444,825
Total	155,175	$ 16.68	155,175	444,825
____________________
(1)	The reported periods conform to our fiscal calendar. The fourth quarter of fiscal 2008 began on October 1, 2008 and ended on December 31, 2008.
(2)
These amounts include 825 shares of common stock surrendered to the Company from employees who tendered shares in the fourth quarter of 2008 to satisfy their tax withholding on equity awards under employee stock incentive plans.

(3)
On October 28, 2008, our Board of Directors authorized a program to repurchase up to 600,000 shares of the Company’s outstanding common stock through December 31, 2008.  On December 11, 2008, the program was extended from December 31, 2008 to February 28, 2009. On February 23, 2009, the program was extended from February 28, 2009 to December 31, 2009. Stock repurchases under the program may be made in the open market or through privately negotiated transactions at times and in such amounts as the Company deems to be appropriate.

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and a waste industry peer group of publicly traded companies for fiscal year 2008.  The companies which make up the selected industry peer group are Clean Harbors, Inc; Perma-Fix Environmental Services, Inc; and Waste Management Inc. The graph assumes that the value of the investment in AEC common stock and each index was $100 at December 31, 2003 and assumes the reinvestment of dividends. The chart below the graph sets forth the data points in dollars as of December 31 of each year.

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2008		2007
	Per share	Dollars	Per share	Dollars

First Quarter	$ 0.15	$ 2,737	$ 0.15	$ 2,734
Second Quarter	0.15	2,737	0.15	2,734
Third Quarter	0.18	3,286	0.15	2,734
Fourth Quarter	0.18	3,294	0.15	2,735
Total	$ 0.66	$ 12,054	$ 0.60	$ 10,937

In June 2008, we entered into a credit facility with Wells Fargo Bank that provides us with $15.0 million of unsecured borrowing capacity and matures on June 15, 2010. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend.  No events of default have occurred to date.

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except for per share data	2008	2007	2006	2005	2004

Revenue	$175,827	$165,520	$116,838	$79,387	$54,167
Business interruption insurance claim (1)	-	-	704	901	431
Operating income	34,521	30,867	24,458	19,432	13,148
Gain on settlement of litigation (2)	-	-	-	5,327	-
Income tax expense (benefit) (3)	13,735	12,322	9,979	9,676	(8,832)
Net income from continuing operations	21,498	19,396	15,889	15,438	22,363
Income from discontinued operations	-	-	-	-	1,047
Net income	21,498	19,396	15,889	15,438	23,410

Earnings per share - basic:
Continuing operations	$1.18	$1.06	$0.88	$0.88	$1.30
Discontinued operations	-	-	-	-	0.06
Net income	$1.18	$1.06	$0.88	$0.88	$1.36

Earnings per share - diluted:
Continuing operations	$1.18	$1.06	$0.87	$0.86	$1.26
Discontinued operations	-	-	-	-	0.06
Net income	$1.18	$1.06	$0.87	$0.86	$1.32

Shares used in earnings
per share calculation:
Basic	18,236	18,217	18,071	17,570	17,226
Diluted	18,290	18,257	18,202	17,950	17,726

Dividends paid per share	$0.66	$0.60	$0.60	0.30	$0.25

Total assets	$127,712	$117,076	$104,041	$89,396	$77,233
Working capital (4)	37,159	29,846	24,459	31,484	16,916
Long-term debt, net of current portion	21	27	24	-	2,734
Stockholders' equity	91,942	83,098	73,355	63,886	51,611
Return on invested capital (5)	18.7%	17.2%	18.7%	19.5%	16.0%

(1) Relates to insurance recoveries from a treatment building fire in 2004.
(2) For the year ended December 31, 2005, we recognized a gain associated with a legal settlement with the State of Nebraska.
(3) For the year ended December 31, 2004 we recognized a tax benefit for the reversal of a valuation allowance on a deferred tax asset of $14,117.
(4) Calculated as current assets minus current liabilities.
(5) Calculated as operating income less applicable taxes divided by the sum of stockholders equity, long-term debt, closure and post-closure obligations, monetized operating leases less cash and short-term investments.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a hazardous, non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including oil refineries and chemical production facilities, manufacturers, electric utilities, steel mills, and medical and academic institutions.  The majority of the waste received at our facilities is produced in the United States.  We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also arrange transportation of waste to our facilities, which has contributed significant revenue in recent years. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues for each category in the years ended December 31, 2008 and 2007.

Customer Category	Description	% of 2008 Treatment and Disposal Revenue (1)	% of 2007 Treatment and Disposal Revenue (1)
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both base and event clean-up business.	29%	26%

Private Clean-up	Private sector clean-up project waste, typically event business.	26%	30%

Government	Federal and State government clean-up project waste, comprised of both base business and event clean-up business.	19%	18%

Other industry	Electric utilities, chemical manufacturers and other industrial customers not included in other categories, comprised of both recurring base business and event clean-up business.	11%	10%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly base business.	6%	7%

Refinery	Petroleum refinery customers, comprised of both base and event clean-up business.	6%	5%

Steel	Steel mill customers, comprised of both base and event clean-up business.	3%	4%
_________________________
(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2008, approximately 52% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business and broad spectrum of waste types received and related pricing necessarily creates variability in revenue and earnings. This variability may be influenced by funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, real estate redevelopment project timing and other factors. The types and amounts of waste received from Base Business also vary from quarter-to-quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities and new or expanded service line projections.  Management believes that the significant adverse general economic conditions emerging in late 2008 exacerbates the uncertainty inherent to projecting future results.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the east coast (e.g.  Honeywell Jersey City project) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not otherwise have competed for successfully.  Our investment in a Company-owned railcar fleet to supplement rail cars obtained under operating leases has reduced transportation expenses incurred when we relied solely on operating leases and short-term rentals. The increased waste volumes resulting from projects won through this bundling strategy have increased operating leverage and profitability.  While waste treatment and other variable costs are project-specific, the contribution to profitability from each new project performed generally increases as overall disposal volumes increase.  Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We plan to continue aggressively bidding bundled transportation and disposal services based on this income growth strategy.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other customers that are, or may be, affected by adverse economic conditions. Such conditions may cause our customers to curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other work.  Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions, however, spending by government agencies may be also be reduced due to declining tax revenues that may result from a general deterioration in economic conditions. Adverse macro-economic trends arising in the second half of 2008 and continuing into 2009 indicate a decrease in near-term demand for our services from industrial production and manufacturing activities. Such conditions also impact spending on real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects.  We have tightened our credit standards in response to these trends, which may also impact our business.  Demand for our services may benefit from greater emphasis on enforcement by the new administration as well as increased federal funding for environmental remediation, including the American Recovery and Reinvestment Act of 2009.

Overall Performance

On a consolidated basis, our financial performance for the year ended December 31, 2008 (“2008”) improved over the years ended December 31, 2007 (“2007”) and December 31, 2006 (“2006”). We believe these results demonstrate the success of strategies employed to expand both our recurring Base and Event clean-up projects business through aggressive pricing, expanded service offerings (including rail transportation) and increased waste throughput capacity, while devoting sustained attention to cost control, safety, regulatory compliance and customer service excellence.

A significant portion of our disposal revenue is derived from government Event clean-up projects, which are primarily driven by federal, state and (to a lesser extent) local government appropriations. Government Event projects include federal Superfund projects which, like other remediation work, depend on project-specific funding. In recent years, a larger number of Superfund projects have been funded by potentially liable private parties as the amount of government funding has decreased. Management believes that the change in federal administrations and composition of the Congress may result in increased appropriations for environmental clean-up work managed by multiple federal agencies.

We have a contract with the USACE to provide disposal services for the USACE FUSRAP clean-up program. The current USACE contract expires in 2009, however, multi-year projects underway before the expiration date may continue for five years under the same terms. The USACE generally expects the federal clean-up program which funds the contract to continue through approximately 2018. Given our current level of service to the USACE, we believe follow-on contracting is likely. From time to time the USEPA and other federal agencies use our contract to dispose of Superfund and other federal clean-up waste. Annual FUSRAP funding has remained generally constant. In 2008, USACE revenue was approximately 6% of total revenue as compared to 7% and 10% of total revenue in 2007 and 2006, respectively.

We believe that private sector remediation projects are driven by economic conditions, regulatory agency enforcement actions and settlements including regulatory enforcement actions, judicial proceedings, availability of private funds, post-remediation real estate redevelopment plans and other factors.  During economic downturns, management believes that privately-funded remediation projects that are not driven by enforcement actions are more likely to be delayed than when the economy is healthy. The economic condition of a specific industry category (e.g. refinery or steel mill production) is also relevant, however, as is the financial condition of specific customers.  We serve multiple private clean-up efforts on an ongoing basis. The revenue and gross margin for individual projects vary considerably depending on the amount of waste shipped to our disposal sites, the rate at which the waste is shipped and unit pricing.

In 2005, we entered into a large project contract with Honeywell to transport, treat and dispose approximately 1.2 million tons of chromite ore processing residue. Treatment of metals-bearing waste is generally a commoditized service and we believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee Desert of southwestern Idaho and competitive pricing for bundled transportation and disposal services. Initial Honeywell shipments were received at our Grand View, Idaho facility in July 2005. Honeywell revenue was 43%, 41% and 38% of our total revenue in 2008, 2007 and 2006, respectively. As of December 31, 2008 Honeywell has shipped and we have disposed of approximately 1 million tons under our contract.  We expect that the project will be completed in 2009.

We have historically treated and disposed of K061 from steel mills from multiple states at our Grand View, Idaho facility. In 2008, steel mill Base Business revenue decreased 29% from 2007. This decline was a result of increased competition from zinc recycling companies offering an alternative to disposal as well as reduced steel mill production levels in the second half of 2008.

We have been successful in securing new Base Business contracts from hazardous waste generators and brokers, and employ a sales incentive plan that rewards Base Business revenue. During 2008, we increased Base Business revenue by 8% over 2007 levels. Base Business revenue was approximately 48% of total 2008 treatment and disposal revenue, down slightly from just over 48% in 2007. The hazardous waste business is highly competitive and no assurance can be given that we will maintain these Base Business revenue levels or to increase our market share.

2006 to 2008 year-to-year comparisons are affected by multiple significant events including, but not limited to:

•
Adjustments in amounts reserved for future closure and post-closure costs at operating and non-operating hazardous waste facilities in 2008 based on updated cost estimates and timing of closure and post-closure cost activities.

•
Increased amounts reserved for future closure and post-closure costs at non-operating hazardous waste facilities in 2006 and 2007 for increased closure cost estimates, acceleration of closure projects and changes in estimated inflation rates.

•	Settlement of a business insurance interruption claim in the third quarter of 2006.

These events are discussed in detail below.

2008 Events

Operating and Non-operating facility closure expenses:  In 2008, we recognized a favorable adjustment of $857,000 based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated State account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada facility can be used to fund interim closure work carried out by the Company.  We also recognized favorable adjustments of approximately $230,000 related to changes in cost estimates to close our operating and non-operating sites and perform post-closure monitoring.  Partially offsetting these favorable adjustments was a charge of $164,000 primarily related to higher than estimated costs incurred in 2008 to grout and close the remaining deep well at our non-operating Winona, Texas facility.

2007 Events

Operating and Non-operating facility closure expenses:  In 2007, we incurred $394,000 of expenses related to changes in closure cost estimates to close our operating and non-operating sites and perform post-closure monitoring activities. These increases in estimates were primarily a result of higher petroleum-based disposal cell liner material costs and soil excavation and placement costs which had escalated faster than the rate of inflation.

2006 Events

Business interruption proceeds: We filed business interruption claims with our insurance carrier following a 2004 fire in our Robstown, Texas facility’s waste treatment building. In 2006, we agreed on a final settlement of these claims for approximately $2.1 million, of which $1.3 million was previously recognized. After deducting $34,000 for claim preparation expenses, a $704,000 operating income gain was recognized.

Non-operating facility closure expenses: In 2006, we took a $235,000 charge at our non-operating facilities in Winona, Texas and Sheffield, Illinois. These charges reflect acceleration of closure work at our Winona, Texas deep-well facility and changes in inflation rates at both facilities for the closure post-closure period.

Results of Operations

The below table summarizes our operating results and percentage of revenues for the years ended December 31, 2008, 2007 and 2006.

$s in thousands	2008	%	2007	%	2006	%

Revenue	$175,827	100.0%	$165,520	100.0%	$116,838	100.0%
Transportation costs	82,064	46.7%	79,326	47.9%	47,829	40.9%
Other direct operating costs	44,322	25.2%	40,681	24.6%	32,420	27.8%

Gross profit	49,441	28.1%	45,513	27.5%	36,589	31.3%

Selling, general and
administrative expenses	14,920	8.5%	14,646	8.8%	12,835	11.0%
Business interruption insurance claim	-		-		(704)	-0.6%

Operating income	34,521	19.6%	30,867	18.7%	24,458	20.9%

Other income (expense)
Interest income	413	0.2%	732	0.4%	831	0.7%
Interest expense	(7)		(3)		(8)
Other	306	0.2%	122	0.1%	587	0.5%

Total other income	712	0.4%	851	0.5%	1,410	1.2%

Income before income tax	35,233	20.0%	31,718	19.2%	25,868	22.1%
Income tax expense	13,735	7.8%	12,322	7.5%	9,979	8.5%
Net income	$21,498	12.2%	$19,396	11.7%	$15,889	13.6%

Segments

We operate within two segments, Operating Disposal Facilities and Non-operating Disposal Facilities, which are combined with our discontinued Processing operations and with Corporate to arrive at consolidated income. Only the Operating Disposal Facilities segment reports significant revenue and profits. Non-operating Disposal Facilities generate virtually no revenue and no profit. Corporate generates no revenue and provides administrative, management and support services to the other segments. Income taxes are assigned to Corporate. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Detailed financial information for our reportable segments can be found in Note 15 of the consolidated financial statements under Item 8 - Financial Statements and Supplementary Data to this Form 10-K.

2008 Compared to 2007

Revenue.  Revenue increased 6% to $175.8 million for 2008, up from $165.5 million for 2007.  This increase was primarily attributable to increased treatment and disposal revenue driven by an 8% increase in Base business revenue and a 10% increase in Event business revenue in 2008 compared to 2007.  The increase is also partially attributable to higher revenue from transportation services on bundled rail transportation and disposal contracts. During 2008, we disposed of 1.2 million tons of hazardous and radioactive waste, up 7% from 1.1 million tons disposed in 2007. Our average selling price for treatment and disposal services (excluding transportation) in 2008 was 4% higher than our average selling price in 2007.  Management believes this reflects normal variations in service mix that are inherent to the business.

During 2008, treatment and disposal revenue from recurring Base Business grew 8% and represented 48% of non-transportation revenue in 2008 and 2007. Base Business revenue increased in 2008 as a result of strong growth in our broker and other industry business categories. Event Business revenue was 10% higher in 2008 than in 2007, and represented 52% of our non-transportation revenue in both 2008 and 2007. Event Business growth was attributable to higher disposal revenue from waste broker, government clean-up and refinery customers.

The following table summarizes revenue growth (both Base and Event Business) by industry customer type for 2008 as compared to 2007.

Treatment and Disposal Revenue Growth 2008 vs. 2007

Broker	23%
Other industry	22%
Refinery	19%
Government	17%
Private	-5%
Rate regulated	-10%
Steel	-21%

Our broker business increased 23% in 2008 compared to 2007, reflecting continued success teaming with national and regional waste broker companies that do not compete with us.  Waste brokered to us for treatment and recycling during the second half of 2008 at the thermal desorption unit installed at our Robstown, Texas facility contributed to this growth.

Our other industry revenue category increased 22% in 2008 compared to 2007. This increase was due primarily to a large PCB waste clean-up for an electric utility customer shipped to our Grand View, Idaho facility in early 2008 and increased shipments from new Base Business customers.

Treatment and disposal revenue from refinery customers grew 19% in 2008 as compared to 2007. This growth is primarily attributable to a contaminated soil cleanup project shipped to our Idaho facility in 2008 and the introduction of our thermal desorption recycling service in Texas in the second half of 2008.

Government clean-up business revenue increased 17% in 2008 over 2007. This increase reflects a state-funded contaminated soil clean-up project shipping to our Robstown, Texas and Beatty, Nevada facilities in 2008 and increased shipments from military base clean-ups by the Department of Defense. These increases were partially offset by reduced waste disposal shipments from the USACE in 2008 as compared with 2007. This reduction reflects timing as task orders are completed and new task orders commenced as well as a higher percentage of available appropriations being spent by the USACE on transportation due to higher fuel charges. Including rail transportation services provided to the USACE, total revenue under the USACE contract contributed 6% of total revenue in 2008, or $11.4 million, as compared to 7% of total revenue in 2007, or $12.2 million.

Treatment and disposal revenue from private clean-up customers decreased approximately 5% during 2008 over the same period last year. The Molycorp project which is nearing completion was partially responsible for this decline.  Molycorp contributed 5% of total revenue (including transportation), or $9.6 million in 2008 as compared to 9% of total revenue (including transportation), or $14.5 million in 2007.  The decrease is also partially attributable to shipments to our Beatty, Nevada facility from a large brownfield redevelopment project competed in 2007.  These decreases were partially offset by increased shipments from the Honeywell Jersey City project. Including both transportation and disposal revenue, Honeywell contributed 43% of total revenue for 2008, or $76.4 million. This compares to 41% of total revenue (including transportation) for 2007, or $67.9 million.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility decreased 10% in 2008 over 2007. Our Richland facility operates under a State-approved revenue requirement established a new, six year rate which took effect in 2008.  The 2008 decrease primarily reflects a lower revenue requirement in 2008 than the previous rate agreement in effect for 2007.  The current rate agreement provides for annual rate adjustments based on a specified inflation index.

Treatment and disposal revenue from our steel mill customers decreased 21% during in 2008 compared to 2007. This decline was a result of business lost to zinc recyclers offering an alternative to disposal as well as reduced steel production levels in the second half of 2008 at mills served by the Company.

Gross Profit. Gross profit in 2008 increased by 9% to $49.4 million, up from $45.5 million in 2007. This increase was attributable to increased waste volumes disposed of in 2008 as compared to 2007 and net favorable adjustments of $923,000 in our closure and post-closure obligations recorded in 2008.  During 2008, we received written confirmation from the State of Nevada that cash contributed by us and held in a dedicated state account to satisfy closure and post-closure obligations at our Beatty, Nevada hazardous waste disposal facility can be used to fund interim closure work.  As a result, an $857,000 obligation previously recorded for closure activities at the Beatty, Nevada facility was removed. The remaining $66,000 of net favorable adjustment reflects year-end cost estimate revisions for closure activities and post-closure obligations at our Grand View, Idaho facility and non-operating Sheffield, Illinois facility, partially offset by increased costs to close our deep-well injection system at our non-operating facility in Winona, Texas.  Gross margin was 28% for both 2008 and 2007.

Treatment and disposal gross margin (excluding transportation services) was 52% of treatment and disposal revenue in 2008 compared to 53% of treatment and disposal revenue in 2007. The service mix of waste received at our facilities can have a significant impact on our gross margin on a period-to-period basis. Treatment of metals-bearing hazardous wastes, such as the Honeywell Jersey City chromite ore waste, is a commoditized service with lower gross margins than other waste materials that require no treatment prior to disposal or higher margin niche treatment services such as treatment of waste containing organic chemical compounds and radioactive material disposal.

Use of additives to meet USEPA treatment standards is a variable cost dependent on the type of waste treated. Except for disposal unit airspace, treatment additives and (to a much lesser degree) employee overtime and energy costs, most other direct costs are fixed and do not significantly vary with changes in waste volume. This highlights the operating leverage benefits of the disposal business. Management focuses on earnings growth rather than gross margin, since increased gross margin could result in lower waste throughput, reduced operating leverage and lower gross profit.

During 2007 gross profit and gross margin were reduced by approximately $394,000 for charges related to closure and post-closure expenses at our operating and non-operating facilities in Robstown and Winona, Texas and Sheffield, Illinois.

Selling, General and Administrative (“SG&A”). SG&A expenses as a percentage of total revenue declined to 8% in 2008 as compared to 9% in 2007. In total dollars, SG&A expenses increased 2% to $14.9 million in 2008, up from $14.6 million in 2007.  The increase in SG&A expenses was due to higher payroll and benefit expenses, bad debt expense and stock and performance based compensation expense.  The increase also reflects $129,000 of business development expenses on an acquisition opportunity the Company elected not to pursue during the year.

Interest income and expense. Interest income is earned on cash balances and short-term investments and is a function of prevailing market rates and balances.  In 2008, we earned $413,000 of interest income, down from $732,000 in 2007. This decrease was due to a lower average rate of interest earned on investments in 2008 compared to 2007, partially offset by higher average balances of cash equivalents and short-term investments in 2008.

Other income (expense). Other income (expense) includes business activities not included in current year ordinary and usual revenue and expenses.  In 2008, we recognized $306,000 in other income primarily for royalty income from a previously sold municipal waste landfill in Texas. Other income in 2007 was $122,000, primarily from a $26,000 net gain on sale of excess property associated with our discontinued operation in Winona, Texas and $88,000 in royalty income from the Texas municipal landfill.

Income tax expense. Our effective income tax rate for the years ended December 31, 2008 was 39.0% compared to 38.8% in 2007. The lower 2007 effective tax rate reflects the realization of approximately $325,000 in state investment tax credits on our filed income tax returns.

As of December 31, 2008, we had approximately $72.4 million in state net operating loss carry forwards (“NOLs”) for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business, and consider it unlikely that we will utilize these NOLs in the future.

As of December 31, 2008 and 2007, we had no unrecognized tax benefits.  We recognize interest assessed by taxing authorities as a component of interest expense.  We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses.  Interest and penalties for both 2008 and 2007 were not material.

2007 Compared to 2006

Revenue.  Revenue increased 42% to $165.5 million for 2007, up from $116.8 million for 2006.  This increase reflects higher revenue from transportation services on bundled rail transportation and disposal contracts and increased treatment and disposal revenue at our Idaho, Nevada, and Texas operations. During 2007, we disposed of 1.1 million tons of hazardous and radioactive waste in our landfills, up 36% from the 816,000 tons disposed in 2006. Our average selling price for treatment and disposal services (excluding transportation) in 2007 was 1% lower than our average selling price in 2006 reflecting normal variations in service mix that are inherent to the business.

During 2007, treatment and disposal revenue from recurring Base Business grew 19% and represented 48% of non-transportation revenue, as compared to 49% of non-transportation revenue for 2006. Base Business revenue increased in 2007 as a result of strong growth in our broker, refinery and rate regulated business categories. Event Business revenue was 31% higher in 2007 than in 2006 and represented 52% of our non-transportation revenue. Event Business growth was due to higher disposal revenue from both private industry and federal cleanup customers.

The following table summarizes revenue growth for 2007 (both Base and Event Business) by industry customer type as compared to 2006.

Treatment and Disposal Revenue Growth 2007 vs. 2006

Private	93%
Refinery	48%
Government	30%
Rate regulated	15%
Steel	12%
Broker	14%
Other industry	-31%

Treatment and disposal revenue from private cleanup customers grew approximately 93% during 2007 over 2006. The Honeywell Jersey City project was primarily responsible for this growth. Including transportation and disposal revenue, Honeywell contributed 41% of total revenue, or $67.9 million. This compares to 38% of total revenue (including transportation) in 2006, or $44.3 million.  This increase was partially due to a temporary suspension of Honeywell shipments affecting the first quarter of 2006. Other contributors to this revenue growth include the Molycorp, Pennsylvania project which began shipments to our Grand View, Idaho site in April 2007 and a private brownfield redevelopment project in Arizona completed in the first half of 2007 by our Beatty, Nevada site. Each of these projects included significant bundled truck or rail transportation revenue.

Treatment and disposal revenue from our refinery customers grew 48% in 2007 as compared to 2006. This growth was driven by strong production and maintenance cycles from petroleum refinery customers.

Federal government cleanup business revenue increased 30% in 2007 over 2006. This reflects increased shipments from a California military base clean-up project shipped to our Beatty, Nevada facility, as well as a steady flow of shipments to our Grand View, Idaho facility under our USACE contract. Event Business clean-up work under the USACE contract contributed 7% of total revenue for 2007, or $12.2 million, compared to 10% or $11.6 million in 2006.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 15% in 2007 over 2006. This increase reflected an inflation adjustment to our state-approved annual revenue requirement for the year and revenue from our field services group.

Treatment and disposal revenue from our steel mill customers grew 12% in 2007 compared to 2006 as a result of a radioactive material clean-up project at one mill and steady Base Business shipments.

Our broker business increased 14% in 2007 compared to 2006, reflecting continued success teaming with national and smaller regional waste broker companies that do not compete with us for disposal business.

Our other industry revenue declined 31% in 2007 compared to 2006. This decline was due to a large non-rate regulated project completed by our Richland, Washington facility in 2006 that was partially, but not entirely replaced in 2007.

Gross Profit. Gross profit in 2007 increased by 24% to $45.5 million, up from $36.6 million in 2006. This increase reflects the significantly higher volume of waste disposed in 2007 compared to 2006 and resulting operating leverage. Gross margin decreased to 28% for 2007 as compared to 31% for 2006. The decrease in gross margin was due to higher rail and truck transportation services provided on the Honeywell Jersey City and Molycorp Pennsylvania projects and other bundled transportation and disposal services.

Treatment and disposal gross margin (excluding transportation services) in both 2007 and 2006 was 53% of treatment and disposal revenue. The mix of waste received at our facilities, excluding transportation factors, can have a significant impact on our gross margin on a period-to-period basis. Treatment of metals-bearing hazardous wastes, such as the Honeywell Jersey City chromite ore waste, is a commoditized service with lower gross margins than other waste materials that require no treatment prior to disposal or higher gross margin niche treatment services such as treatment of waste containing organic chemical compounds and radioactive waste disposal.

Use of additives to meet USEPA treatment standards is a variable cost dependent on the specific waste treated. Except for disposal unit airspace, treatment additives and (to a much lesser degree) employee overtime and energy costs, most other direct costs are fixed and do not significantly vary with changes in waste volume. This highlights the operating leverage benefits of the disposal business. Management focuses on earnings growth rather than gross margin, since higher gross margin could result in lower waste throughput, reduced operating leverage and lower gross profit.

During 2007 we received higher volumes of commoditized metals-bearing waste from our Honeywell Jersey City contract as well as higher volumes of radioactive material driven by our Molycorp Pennsylvania contact. Gross profit and gross margin were adversely impacted by approximately $394,000 for a charge for closure and post-closure expenses at our operating and non-operating facilities in Robstown and Winona, Texas and Sheffield, Illinois. In 2006, gross margin was improved due to a high margin, non-rate regulated direct disposal project at our Richland, Washington facility completed in 2006. Gross profit and gross margin were adversely impacted in 2006 by approximately $235,000 for accelerated closure expenses at our non-operating facilities in Winona, Texas and Sheffield, Illinois.

Selling, General and Administrative (“SG&A”). SG&A expenses as a percentage of total revenue declined to 9% in 2007 as compared to 11% in 2006. In total dollars, SG&A expenses increased 14% to $14.6 million in 2007, up from $12.8 million in 2006. The increase in SG&A expense was due primarily to increased business activity, higher incentive compensation, sales commissions, stock-based compensation expense, bad debt expense and administrative costs in support of the higher waste volumes received. Additionally, 2007 SG&A expense included a $203,000 charge for the write-off of engineering costs previously capitalized for a New Jersey rail transload project that was discontinued.

Interest income and expense. Interest income is earned on cash balances and short-term investments and is a function of prevailing market rates and balances.  In 2007, we earned $732,000 of interest income, down from $831,000 in 2006. This decrease was due to lower average balances of cash equivalents and short-term investments in 2007 compared to 2006, partially offset by a higher average rate of interest earned on investments.

Other income (expense).  Other income/expense is used to record business activities that are not a part of current year ordinary and usual revenue and expenses. Other income in 2007 was $122,000 and primarily resulted from a $26,000 net gain on sale of excess property associated with our discontinued Winona, Texas facility and $88,000 in royalty income on a former municipal landfill that was sold.  Other income in 2006 was $587,000 from a $299,000 reimbursement of legal expenses on a prior year litigation matter, a $167,000 net gain on sale of excess property in Winona, Texas, $53,000 in royalty payments from the Texas landfill, $50,000 in proceeds from an easement agreement and $18,000 of other miscellaneous income.

Income tax expense. Our effective income tax rate for the years ended December 31, 2007 and 2006 was 38.8% and 38.6%, respectively. This increase is due primarily to a 1% increase in our federal statutory rate in 2007 from 34% to 35% on higher earnings, increases in non-tax-deductible expenses on incentive stock options and increases in our estimated state income tax rate.  These increases were partially offset by realization of approximately $325,000 in state investment tax credits claimed on our 2006 tax returns. At December 31, 2007, we also had approximately $64.8 million in state NOLs for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business and we consider it unlikely we will be able to utilize them in the future.

Liquidity and Capital Resources

Our principal source of cash is from operations. The $18.5 million in cash and cash equivalents at December 31, 2008 was comprised of cash immediately available for operations.

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This Revolving Credit Agreement expires on June 15, 2010. The unsecured line-of-credit is available to supplement daily working capital as needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. At December 31, 2008, the applicable interest rate on the line of credit was 1.04%  The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At December 31, 2008 we were in compliance with all financial covenants in the credit agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in September 2009. At December 31, 2008, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.

On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. On December 11, 2008, the program was extended until February 28, 2009. On February 23, 2009, the program was extended until December 31, 2009 unless extended, canceled or modified by our Board of Directors. The authorization does not obligate the Company to acquire any particular amount of common stock and will be executed at management’s discretion within Board-established stock price limits. As of December 31, 2008, the Company has purchased 155,175 shares under the plan at an average price of $16.68 per share using cash on hand.  We anticipate funding any future repurchases with cash on hand.

We believe that cash on hand and cash flow from operations will be sufficient to meet our operating cash needs during the next 12 months.

Operating Activities. In 2008, cash provided by operating activities was $30.6 million. This was primarily attributable to net income of $21.5 million, depreciation, amortization and accretion of $10.6 million and changes in deferred income taxes. These amounts were partially offset by decreases in closure and post-closure obligations of $1.9 million, a decrease in accounts payable and accrued liabilities of $1.8 million, increases in income tax receivables of $1.8 million, and increases in accounts receivable (net of the increase in deferred revenue) of $1.1 million. The increase in net income is discussed above under Results of Operations.  The decrease in closure and post-closure obligations was due primarily to the removal of the closure obligation related to our Beatty, Nevada facility and payments made on our closure and post-closure obligations.  The decrease in accounts payable and accrued liabilities is primarily attributable to reimbursements related to our rate-regulated business in Richland, Washington.  The increase in tax receivables was the result of accelerated tax deductions related to bonus depreciation, accelerated amortization of cell space and other tax planning strategies.  The increase in accounts receivable was primarily attributable to revenue growth.  Days sales outstanding increased to 66 days as of December 31, 2008 compared to 65 days as of December 31, 2007.

In 2007, cash provided by operating activities was $30.7 million. This was primarily attributable to net income of $19.4 million, changes in deferred tax of $2.9 million, accrued salaries and benefits and stock based compensation. These amounts were partially offset by increases in accounts receivable (net of the increase in deferred revenue) of $851,000, a decrease in accounts payable and accrued liabilities of $659,000 and payments to meet closure post-closure obligations. The increase in net income is discussed above under Results of Operations.  During 2007, we fully utilized our federal NOLs and began using cash to pay our tax obligations. The increase in accounts receivable reflects higher disposal and transportation revenue for 2007 as compared to 2006. Longer payment terms for the Honeywell Jersey City project contributed to the increase in accounts receivable in 2007, during which days sales outstanding increased to 65 days as of December 31, 2007, compared to 61 days at December 31, 2006.

In 2006, cash provided by operating activities was $20.7 million. This was primarily attributable to net income of $15.9 million, utilization of deferred tax assets and income tax receivable totaling $7.3 million, an increase in accounts payable and accrued liabilities of $1.6 million and a decrease in other assets. These amounts were partially offset by increases in accounts receivable (net of the increase in deferred revenue) of $11.6 million, a decrease in accrued salaries and benefits of $606,000 and payments on our closure post-closure obligations. During 2006, we utilized $17.4 million of our NOLs, resulting in a reduction of our deferred tax assets. Increases in accounts payable and accrued liabilities reflect increased business activity and timing of payments. Decreases in other assets reflect prepaid transportation and insurance. Increases in accounts receivable reflect revenue growth. The Honeywell Jersey City project represented approximately 49% of our outstanding trade accounts receivable balance at December 31, 2006. Due to the size of the Honeywell contract and its extended payment terms, our average days outstanding for receivables increased in 2006 as compared to 2005.

Investing Activities. In 2008, net cash used in investing activities was $11.2 million. We spent $13.6 million in capital expenditures, including $3.5 million to construct additional disposal capacity at our Beatty, Nevada facility, $3.8 million for additional disposal capacity at our Robstown, Texas facility and an additional $2.8 million at the Texas facility on infrastructure for the thermal desorption recycling equipment installed at that operation. Other capital projects included equipment and fixture purchases at all four operating waste facilities.  Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.2 million.

In 2007, net cash used in investing activities was $11.5 million. During 2007, capital expenditures totaled $15.4 million, primarily for construction of a new treatment and storage building at our Beatty, Nevada facility for $4.3 million; a new storage building and waste testing laboratory at our Robstown, Texas facility for $1.3 million; construction of additional disposal space at our Idaho and Texas facilities for $6.0 million and various equipment and fixture purchases at all four operating waste facilities. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $4.1 million.

For 2006, net cash used in investing activities was $13.8 million including capital expenditures of $19.8 million. Of this amount, $11.9 million was used to purchase additional gondola rail cars, $1.9 million to construct a second rail transfer station and additional rail track at our Grand View, Idaho rail transfer station and $2.0 million to construct a new rail transfer station near our Robstown, Texas facility. During 2006, we funded a $4.5 million trust account securing our closure post-closure financial assurance obligations at our non-operating facilities. Net short-term investment activity provided $10.4 million in cash during 2006.

Financing Activities. For 2008, net cash used in financing activities was $13.5 million.  This included $12.1 million in dividend payments and $2.6 million used for common stock repurchases. The dividend payments and common stock repurchases were partially offset by proceeds received from stock option exercises and associated tax benefits.

For 2007, net cash used in financing activities was $10.4 million. This was primarily attributable to $10.9 million in dividend payments partially offset by proceeds from stock option exercises and associated tax benefits.

For 2006, net cash used in financing activities was $6.8 million. This included dividend payments of $10.8 million, partially offset by $2.0 million from the exercise of stock options and a $2.0 million in associated tax benefits.

Subsequent Events

On January 5, 2009 the Company declared a dividend of $0.18 per common share to stockholders of record on January 16, 2009.  The dividend was paid out of cash on hand on January 23, 2009 in an aggregate amount of $3.3 million.

On February 23, 2009, our Board of Directors extended our program to repurchase up to 600,000 shares of the Company’s outstanding common stock from February 28, 2009 to December 31, 2009.

Contractual Obligations and Guarantees

Contractual Obligations

AEC’s contractual obligations at December 31, 2008 mature as follows:

	Payments Due by Period
		1 Year			More than
$s in thousands	Total	or less	2-3 Years	4-5 Years	5 Years

Closure and post-closure obligations (1)	$126,638	$533	$3,367	$3,312	$119,426
Operating lease commitments	3,423	2,082	1,027	191	123
Capital lease obligation	35	13	19	3	-
Total contractual obligations	$130,096	$2,628	$4,413	$3,506	$119,549
______________________
(1)
For the purposes of the table above, our closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2103.

Guarantees

We enter into a wide range of indemnification arrangements, guarantees and assurances in the ordinary course of business and have evaluated agreements that contain guarantees and indemnification clauses in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These include tort indemnities, tax indemnities, indemnities against third-party claims arising out of arrangements to provide services to us and indemnities related to the sale of our securities.  We also indemnify individuals made party to any suit or proceeding if that individual was acting as an officer or director of AEC or was serving at the request of AEC or any of its subsidiaries during their tenure as a director or officer. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries to satisfy performance obligations, including closure and post-closure financial assurances. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, we are not currently aware of any material liabilities arising from these arrangements.

Environmental Matters

We maintain reserves and insurance policies for future closure and post-closure obligations at both current and formerly operated disposal facilities. These reserves and insurance policies are based on management estimates of future closure and post-closure monitoring using engineering evaluations and interpretations of regulatory requirements which are periodically updated. Accounting for closure and post-closure costs includes final disposal unit capping, soil and groundwater monitoring and routine maintenance and surveillance required after a site is closed.

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $127 million at December 31, 2008, with a median payment year of 2056. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations and permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation or cost of living rates, which we assumed to be 2.6% as of December 31, 2008. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2008, our weighted-average credit-adjusted risk-free interest rate was 8.1%. For financial reporting purposes, our recorded closure and post-closure obligations were $14.5 million, $15.1 million and $12.8 million for 2008, 2007 and 2006, respectively.

Through December 31, 2008, we have met our financial assurance requirements through insurance and self-funded restricted trusts. Our current closure and post-closure policies were renewed in December 2005 and expire in December 2009. This renewal required us to self-fund $4.5 million of closure and post-closure obligation for non-operating sites subject to approval by responsible regulatory agencies. During 2006, the responsible regulatory agencies approved the use of the self-funded trust agreements in place of insurance policies. As a result, our non-operating site insurance policies were cancelled during 2006.

We are also required to provide collateral equal to 15% of the insurance policy limits for operating site closure and post-closure obligations through the remainder of the policy term. As of December 31, 2008, we have issued $4 million in letters of credit to satisfy this collateral requirement with limits of approximately $33 million for our operating sites. We also have $4.7 million in self-funded restricted trust agreements to cover financial assurance obligations at our non-operating facilities. These self-funded trust agreements are identified as “Restricted Cash” on our consolidated balance sheet.

We expect to renew these policies in the future.  If we are unable to obtain adequate closure, post-closure or environmental liability insurance in future years, any partial or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.

Operation of disposal facilities creates operational, closure and post-closure obligations that could result in unplanned monitoring and corrective action costs. We cannot predict the likelihood or effect of all such costs, new laws or regulations, litigation or other future events affecting our facilities. We do not believe that continuing to satisfy our environmental obligations will have a material adverse effect on our financial condition or results of operations.

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

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste disposal, 2) waste treatment and 3) waste transportation services. Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal of specified wastes. Transportation revenue results from fees charged to customers for the cost of delivering customer waste to one of our disposal facilities for treatment and/or disposal. Treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when services are completed and the waste is disposed of. Transportation revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when the transported wasted is received at our disposal sites.  Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills is paid to the respective states and are not included in revenue. Revenue and associated cost from waste that have been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the WUTC, which approves our rates for disposal of LLRW. Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2008 began on January 1, 2008 and expires on January 1, 2014.

Disposal Facility Accounting
In general, a disposal cell development asset exists for the cost of building new disposal space and a closure liability exists for closing, maintaining and monitoring the disposal unit once this space is filled. Major assumptions and judgments used to calculate cell development assets and closure liabilities are as follows:

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

The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. Cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value under the provisions of SFAS 143.  We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an estimated inflation rate, estimated at December 31, 2008 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2008 approximated 8.1%. Final closure and post-closure monitoring obligations are currently estimated as being paid through 2103. During 2008, we updated several assumptions. This included the estimated cost of closing active disposal cells at our Robstown, Texas facility and the estimated year in which our Idaho and Texas sites will ultimately be closed and post-closure care will begin. Additionally, we removed the closure obligation associated with our Beatty, Nevada facility based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated state account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada facility can be used to fund interim closure work.  As a result, the closure obligation previously recorded for closure activities at the Beatty, Nevada site was removed.  These changes resulted in a net decrease to our closure post-closure obligation of $878,000, an increase of $45,000 in retirement assets and $923,000 recorded as a reduction of other direct costs.

Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both:  (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy.  A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $1.7 million.  A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $1.4 million.

Share Based Payments
The Company’s Board of Directors granted stock options to purchase our common stock to certain employees and Directors under our previous 1992 Employee Stock Option Plan and our 2008 Stock Option Incentive Plan. The Company has also granted directors and certain employees restricted stock awards under the 2005 Director Stock Plan and the 2006 Employee Stock Plan. Additionally, outstanding options have been granted under a 1992 Director Plan option plan that was cancelled in 2005.The benefits provided under all of these plans are subject to the provisions of revised SFAS No. 123 (SFAS 123 R), Share-Based Payment, which we adopted effective January 1, 2006.

We elected to use the modified prospective application in adopting SFAS 123 R and, therefore, have not restated our results for prior periods. The valuation provisions of SFAS 123 R apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for 2008, 2007 and 2006 were impacted by the recognition of a non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123 R for 2008, 2007 and 2006 were $820,000, $743,000 and $392,000, respectively.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 13 to the consolidated financial statements included in this Form 10-K for a summary of the assumptions utilized in 2008, 2007 and 2006.  Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

SFAS 123 R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes
Income taxes are accounted for using an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. Deferred tax assets are required to be evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires management’s judgment and the use of estimates. During 2007, we utilized the remaining federal net operating loss carry forwards that were available as of December 31, 2006, and began paying our tax obligations from operating cash flows.  As of December 31, 2008, we have deferred tax assets totaling approximately $819,000, net of a valuation allowance of $2.3 million and deferred tax liabilities totaling approximately $4.1 million.

On January 1, 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”) to account for uncertain tax positions. As discussed in Note 2 and Note 11 to the accompanying consolidated financial statements, the adoption of FIN 48 had no impact on our financial position, results of operations or cash flows. The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposures. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows.

Litigation
We have in the past been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2008, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. AEC operates through wholly-owned subsidiaries.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading or any other purposes.

We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2008, approximately $18.5 million was held in cash and cash equivalents primarily invested in money market accounts.  Interest earned on these investments is approximately 2% per year.  We have no debt obligations subject to interest rate risk except for our available credit facility, under which we can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate.  At December 31, 2008 and 2007, there were no outstanding borrowings on the credit facility.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
American Ecology Corporation

We have audited the accompanying consolidated balance sheets of American Ecology Corporation and subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited American Ecology Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Ecology Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ending December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, American Ecology Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MOSS ADAMS LLP

Portland, Oregon
February 25, 2009

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
$s in thousands, except per share amounts

	As of December 31,
	2008	2007
Assets

Current Assets:
Cash and cash equivalents	$18,473	$12,563
Short-term investments	-	2,209
Receivables, net	30,737	29,422
Prepaid expenses and other current assets	2,281	3,034
Income tax receivable	2,834	994
Deferred income taxes	684	667
Total current assets	55,009	48,889

Property and equipment, net	67,987	63,306
Restricted cash	4,716	4,881
Total assets	$127,712	$117,076

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,400	$4,861
Deferred revenue	4,657	4,491
Accrued liabilities	4,398	6,267
Accrued salaries and benefits	2,895	2,613
Current portion of closure and post-closure obligations	490	803
Current portion of capital lease obligations	10	8
Total current liabilities	17,850	19,043

Long-term closure and post-closure obligations	13,972	14,331
Long-term capital lease obligations	21	27
Deferred income taxes	3,927	577
Total liabilities	35,770	33,978

Contingencies and commitments

Stockholders’ Equity
Common stock $0.01 par value, 50,000 authorized; 18,304 and
18,246 shares issued, respectively	183	182
Additional paid-in capital	60,803	58,816
Retained earnings	33,544	24,100
Common stock held in treasury, at cost, 155 and 0, respectively	(2,588)	-
Total stockholders’ equity	91,942	83,098
Total liabilities and stockholders’ equity	$127,712	$117,076

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
$s in thousands, except per share amounts

	For the Year Ended December 31,
	2008	2007	2006

Revenue	$175,827	$165,520	$116,838
Transportation costs	82,064	79,326	47,829
Other direct operating costs	44,322	40,681	32,420

Gross profit	49,441	45,513	36,589

Selling, general and
administrative expenses	14,920	14,646	12,835
Business interruption insurance claim	-	-	(704)

Operating income	34,521	30,867	24,458

Other income (expense):
Interest income	413	732	831
Interest expense	(7)	(3)	(8)
Other	306	122	587

Total other income	712	851	1,410

Income before income taxes	35,233	31,718	25,868
Income tax expense	13,735	12,322	9,979

Net income	$21,498	$19,396	$15,889

Earnings per share:
Basic	$1.18	$1.06	$0.88
Diluted	$1.18	$1.06	$0.87

Shares used in earnings
per share calculation:
Basic	18,236	18,217	18,071
Diluted	18,290	18,257	18,202

Dividends paid per share	$0.66	$0.60	$0.60

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
$s in thousands

	For the Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$21,498	$19,396	$15,889
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	10,641	10,009	8,093
Deferred income taxes	3,333	2,924	6,721
Stock-based compensation expense	820	743	392
Net (gain) loss on sale of property and equipment	34	(26)	(167)
Accretion of interest income	(15)	(158)	(333)
Changes in assets and liabilities:
Receivables	(1,315)	(1,730)	(13,962)
Income tax receivable	(1,840)	(344)	598
Other assets	753	(395)	1,207
Accounts payable and accrued liabilities	(1,815)	(659)	1,581
Deferred revenue	166	879	2,351
Accrued salaries and benefits	282	670	(606)
Closure and post-closure obligations	(1,934)	(659)	(1,051)
Net cash provided by operating activities	30,608	30,650	20,713

Cash Flows From Investing Activities:
Purchases of property and equipment	(13,617)	(15,430)	(19,758)
Purchases of short-term investments	(992)	(24,901)	(32,482)
Maturities of short-term investments	3,216	28,970	42,909
Restricted cash	165	(190)	(4,607)
Proceeds from sale of property and equipment	14	92	175
Net cash used in investing activities	(11,214)	(11,459)	(13,763)

Cash Flows From Financing Activities:
Dividends paid	(12,054)	(10,937)	(10,817)
Common stock repurchases	(2,588)	-	-
Payment of capital lease obligations	(10)	(7)	(4)
Proceeds from stock option exercises	1,095	328	2,003
Tax benefit of common stock options	73	213	2,002
Net cash used in financing activities	(13,484)	(10,403)	(6,816)

Increase in cash and cash equivalents	5,910	8,788	134

Cash and cash equivalents at beginning of period	12,563	3,775	3,641

Cash and cash equivalents at end of period	$18,473	$12,563	$3,775

Supplemental Disclosures
Income taxes paid	$12,169	$9,545	$632
Interest paid	7	3	8
Non-cash investing and financing activities:
Closure/Post closure retirement asset	45	1,913	1,106
Capital expenditures in accounts payable	896	411	691
Acquisition of equipment with capital leases	6	12	34

The accompanying notes are an integral part of these financial statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
$s in thousands

	Common Shares Issued	Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity

Balance 12-31-2005	17,742,420	$177	$53,140	$10,569	-	$63,886
Net income	-	-	-	15,889	-	15,889
Dividend paid	-	-	-	(10,817)	-	(10,817)
Stock option exercises	421,420	5	1,998	-	-	2,003
Tax benefit of equity based awards	-	-	2,002	-	-	2,002
Stock-based compensation	-	-	392	-	-	392
Issuance of restricted common stock	10,200	-	-	-	-	-
Balance 12-31-2006	18,174,040	182	57,532	15,641	-	73,355
Net income	-	-	-	19,396	-	19,396
Dividend paid	-	-	-	(10,937)	-	(10,937)
Stock option exercises	51,000	-	328	-	-	328
Tax benefit of equity based awards	-	-	213	-	-	213
Stock-based compensation	-	-	743	-	-	743
Issuance of restricted common stock	21,000	-	-	-	-	-
Balance 12-31-2007	18,246,040	182	58,816	24,100	-	83,098
Net income	-	-	-	21,498	-	21,498
Dividend paid	-	-	-	(12,054)	-	(12,054)
Stock option exercises	53,774	1	1,094	-	-	1,095
Tax benefit of equity based awards	-	-	73	-	-	73
Stock-based compensation	-	-	820	-	-	820
Issuance of restricted common stock	4,500	-	-	-	-	-
Repurchase of common stock: 155,175 shares	-	-	-	-	(2,588)	(2,588)
Balance 12-31-2008	18,304,314	$183	$60,803	$33,544	$(2,588)	$91,942

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

We operate within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and low-level radioactive waste (“LLRW”), naturally occurring and accelerator produced radioactive materials (“NORM/NARM”) and low-activity radioactive material (“LARM”). The Operating Disposal Facilities segment includes our RCRA permitted waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas, and our AEA permitted disposal facility in Richland, Washington.

The Non-Operating Disposal Facilities segment includes our closed hazardous waste disposal, processing, and deep-well injection facilities located in Sheffield, Illinois; Bruneau, Idaho; and Winona, Texas. We currently incur costs for remediation and long-term monitoring and maintenance obligations at our closed facilities.

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

Financial Instruments. Cash and cash equivalents, short-term investments, accounts receivable, short-term borrowings, restricted cash, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments.

Receivables. Receivables are stated at an amount management expects to collect. Based on management’s assessment of the credit history of the customers having outstanding balances and factoring in current economic conditions, management has concluded that potential unreserved future losses on balances outstanding at year-end will not be material.

Restricted Cash.  Restricted cash balances of $4.7 million and $4.9 million at December 31, 2008 and 2007, respectively, represent funds held in third party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations.  These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.  The balances are adjusted to fair market value on a monthly basis.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste disposal, 2) waste treatment and 3) waste transportation services.  Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal of specified wastes. Transportation revenue results from fees charged to customers for the cost of delivering waste in possession of a customer to one of our disposal facilities for treatment and/or disposal. Treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when services are completed and the waste is disposed of. Transportation revenue is generally charged on a per-ton or per-yard basis based on contracted prices and recognized when the transported wasted is received at our disposal sites. Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills is paid to the respective states and are not included in revenue. Revenue and associated cost from waste that has been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which approves rates for disposal of LLRW. Annual revenue levels are established based on an agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on disposal volumes and radioactivity projections submitted by us and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund the excess collections to facility users on a pro-rata basis.

Unbilled Receivables. Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2008 were billed in the following month.

Deferred revenue. Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment. Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. During 2008, 2007 and 2006, maintenance and repair expenses charged to continuing operations were $2.1 million, $1.9 million and $1.7 million, respectively.

We assume no salvage value for our depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives
Vehicles and other equipment	3 to 10
Disposal facility and equipment	3 to 20
Buildings and improvements	5 to 40
Railcars	40

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

We have material financial commitments for closure and post-closure obligations for certain facilities we own or operate. We estimate future cost requirements for closure and post-closure monitoring based on Resource Conservation and Recovery Act (“RCRA”), and conforming state requirements and facility permits. RCRA requires that companies provide the responsible regulatory agency acceptable financial assurance for closure and post-closure monitoring of each facility for 30 years following closure. Estimates for final closure and post-closure costs are developed using input from our technical and accounting managers as well as independent engineers and are reviewed by management at least annually. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations, through the required post-closure care period. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which established standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. We apply these standards in accounting for our asset retirement obligations. In accordance with SFAS 143, the present value of the estimated closure and post-closure costs are accreted using the interest method of allocation to other direct costs in our consolidated statement of operations so that 100% of the future cost has been incurred at the time of payment.

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

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate. On January 1, 2007, we adopted the provisions of  FASB Interpretation (“FASB”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which sets out the framework by which such judgments are to be made.

Insurance. We are self-insured for health-care coverage of employees. Stop-loss insurance is carried, under which we assume liability for claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs for our self-insured health care coverage were $234,000 and $184,000 at December 31, 2008 and 2007, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA subject to a $250,000 self-insured retention. We are also insured for consultant environmental liability subject to a $100,000 self-insured retention.  Additionally, we are insured for losses or damage to third party property or people subject to a $50,000 self-insured retention.

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

Treasury Stock. Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in our Consolidated Balance Sheets. Treasury shares are reissued using the weighted average cost method for determining the cost of the shares reissued.  The difference between the cost of the shares reissued and the issuance price is added or deducted from additional paid-in capital.

New and Recently Issued Accounting Pronouncements.

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

SFAS 141 R.  In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141 R”), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree in a business combination. SFAS 141 R requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, SFAS 141 R modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The statement also provides guidance on disclosures related to the nature and financial impact of the business combination. SFAS 141 R is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. SFAS 141 R will be adopted for business combinations entered into by the Company after December 31, 2008. The impact of this new standard will be dependent on the nature of acquisitions completed after adoption of SFAS 141 R. Any impact will be evaluated as part of the economic evaluation of the business combination.

SFAS 160.  In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in the first quarter of 2009. Although the Company will continue to evaluate the application of SFAS 160, we do not currently believe adoption of SFAS 160 will have a material impact on our consolidated financial statements.

SFAS 161.  In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  This statement will be effective for the Company beginning in the first quarter of 2009.  Although the Company will continue to evaluate the application of SFAS 161, we currently do not have any derivative instruments or hedging activities and therefore believe the adoption will not have a material impact on our consolidated financial statements.

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

FSP EITF 03-6-1.  In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited.  Although the Company will continue to evaluate the application of FSP EITF 03-6-1, we do not currently believe the adoption of FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.

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

NOTE 3.  USE OF ESTIMATES AND RECLASSIFICATIONS

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

•
Allowance for Doubtful Accounts – We estimate losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

•
Recovery of Long-Lived Assets – We evaluate the recovery of our long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

•	Income Taxes – We assume the deductibility of certain costs in our income tax filings, estimate our state income tax rate and estimate the future recovery of deferred tax assets.

•	Legal Accruals – We estimate the amount of potential exposure we may have with respect to litigation, claims and assessments.

•
Disposal Cell Development and Final Closure/Post-Closure Amortization – We expense amounts for disposal cell usage and final closure and post-closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the final closure and post-closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. As it relates to estimates and assumptions in amortization rates and environmental obligations, significant engineering, operations and accounting judgments are required. We review these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions will not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in applicable regulations, changes in future operational plans and inherent imprecision associated with estimating environmental impacts far into the future.

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

NOTE 4.  CONCENTRATIONS AND CREDIT RISK

Major Customers. The following customers accounted for more than 10% of revenue for the years ending December 31:

	Percent of Revenue
Customer	2008	2007	2006

Honeywell International, Inc.	43%	41%	38%
U.S. Army Corps of Engineers	6%	7%	10%

Trade receivables from Honeywell International, Inc. represented 43% and 50% of our total trade receivables as of December 31, 2008 and 2007, respectively.  No other customer’s trade receivables represented more than 10%.

Credit Risk Concentration. We maintain most of our cash and short-term investments with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Short-term investments in 2007 consisted of high-quality commercial paper with a maximum maturity of three months.  Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell for which significant credit risk exists.  Credit risk on Honeywell receivables is partially mitigated by federal court orders requiring that Honeywell perform activities covered by our contract. Typically, we have not required customers to provide collateral for such obligations.

Labor Concentrations. As of December 31, 2008, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 10 employees at our Richland facility. Our 243 other employees do not belong to a union.

NOTE 5.  SHORT-TERM INVESTMENTS

There were no short-term investments outstanding at December 31, 2008. Short-term investments at December 31, 2007 comprised of $2.2 million in fixed maturity commercial paper.

NOTE 6.  RECEIVABLES

Receivables at December 31, 2008 and 2007 were as follows:

$s in thousands	2008	2007

Trade	$27,324	$26,193
Unbilled revenue	3,536	3,241
Other	226	122
	31,086	29,556
Allowance for doubtful accounts	(349)	(134)
	$30,737	$29,422

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
$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2008	$134	$219	$(4)	$349
Year ended December 31, 2007	110	103	(79)	134
Year ended December 31, 2006	148	(145)	107	110

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 were as follows:

$s in thousands	2008	2007

Cell development costs	$42,432	$32,492
Land and improvements	9,158	8,858
Buildings and improvements	29,721	26,547
Railcars	17,375	17,375
Vehicles and other equipment	22,065	19,823
Construction in progress	4,473	6,676
	125,224	111,771
Accumulated depreciation and amortization	(57,237)	(48,465)
	$67,987	$63,306

Depreciation and amortization expense was $9.4 million, $8.9 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8.  EMPLOYEE BENEFIT PLANS

We maintain the American Ecology Corporation 401(k) Savings Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees. Participants may contribute a percentage of salary up to the IRS limitations. We contribute a matching contribution equal to 55% of participant contributions up to 6% of compensation. We contributed in 2008, 2007 and 2006 matching contributions to the Plan of $311,000, $267,000 and $241,000, respectively.

NOTE 9.  CLOSURE AND POST-CLOSURE OBLIGATIONS

Accrued closure and post-closure liability represents the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. Liabilities are recorded when work is probable, and the costs can be reasonably estimated, consistent with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

We do not presently bear significant financial responsibility for closure and post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site or state-leased federal land at the Richland, Washington site. The States of Nevada and Washington collect fees from us based on the waste received on a quarterly basis. Such fees are deposited in dedicated, state-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the states.

We apply SFAS 143 to account for our asset retirement obligations. SFAS 143 requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure cost taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2008.  Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2008 approximated 8.1%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

Changes to reported closure and post-closure obligations for the years ended December 31, 2008 and 2007 were as follows:

$s in thousands	2008	2007

Beginning obligation	$15,134	$12,816
Accretion expense	1,217	1,064
Payments	(1,011)	(733)
Adjustments	(878)	1,987
Ending obligation	14,462	15,134
Less current portion	(490)	(803)
Long-term portion	$13,972	$14,331

The adjustment to the obligation is a change in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments in 2008 were:  (1) an $857,000 decrease as a result of removing the closure obligation associated with our Beatty, Nevada facility based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated state account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada hazardous waste disposal facility can be used to fund interim closure work, (2) a net $21,000 decrease to the obligation as a result of changes in our estimated costs for closure and post-closure activities at our operating and non-operating facilities.

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

The reported closure and post-closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31, 2008 and 2007 as follows:

$s in thousands	2008	2007

Net closure and post-closure asset, beginning of year	$3,298	$2,368
Additions or adjustments to closure and post-closure asset	30	1,913
Amortization of closure post-closure asset	(1,100)	(983)
Net closure and post-closure asset, end of year	$2,228	$3,298

NOTE 10.  DEBT

Revolving Line of Credit
On June 30, 2008, we entered into a new $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This Revolving Credit Agreement expires on June 15, 2010.  Monthly interest only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. At December 31, 2008, the applicable interest rate on the line of credit was 1.04%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At December 31, 2008, we were in compliance with all of the financial covenants in the credit agreement.

At December 31, 2008 and 2007, we had no amounts outstanding on the revolving line of credit. At December 31, 2008 the availability under the line of credit was $11.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance. At December 31, 2007, the availability under the line of credit was $11.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

NOTE 11.  INCOME TAXES

The components of the income tax expense were as follows:

$s in thousands	2008	2007	2006
Current:
U.S. Federal	$8,992	$8,310	$345
State	1,411	1,088	885
	10,403	9,398	1,230
Deferred:
U.S. Federal	3,042	2,864	8,444
State	290	60	305
	3,332	2,924	8,749
	$13,735	$12,322	$9,979

The following table reconciles between the effective income tax rate and the applicable statutory federal and state income tax rate:

	2008	2007	2006
Taxes computed at statutory rate	35.0%	35.0%	34.0%
State income taxes (net of federal) income tax benefit	3.4	2.0	3.0
Other	0.6	1.8	1.6
	39.0%	38.8%	38.6%

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

$s in thousands	2008	2007
Current deferred tax assets:
Environmental compliance and other site related costs	$188	$308
Accruals, allowances and other	496	359
Total current deferred tax assets	$684	$667

Long-term deferred tax assets (liabilities):
Net operating loss carry forward	$2,313	$2,316
Environmental compliance and other site related costs	(550)	1,762
Accruals, allowances and other	90	71
Property and equipment	(3,512)	(2,458)
Total long-term deferred tax assets	(1,659)	1,691
Less: valuation allowance	(2,268)	(2,268)
Net long-term deferred tax (liabilities) assets	$(3,927)	$(577)

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of net operating loss carry forwards (“NOLs”) for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2008 and 2007, we continued to maintain a valuation allowance for approximately $2.3 million of state tax benefits that are not expected to be utilizable prior to expiration. During the first quarter of 2007, we utilized the remaining $2.5 million of federal net operating loss carry forwards that were available at December 31, 2006 and began paying our tax obligations from operating cash flows during the second quarter of 2007.

On January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This adoption did not have an impact on our consolidated financial statements. As of December 31, 2008 and at December 31, 2007, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the years ended December 31, 2008 and 2007 were not material.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2004 through 2008. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2003 through 2008. We are currently not under examination by the IRS or any state tax jurisdiction.

NOTE 12.  CONTINGENCIES AND COMMITMENTS

Litigation
In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2008, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases
Lease agreements primarily cover rail cars and office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2008 were as follows:

$s in thousands
2009	$2,082
2010	826
2011	201
2012	110
2013	81
Thereafter	123
$3,423

Rental expense from continuing operations amounted to $3.5 million, $4.4 million and $2.5 million during 2008, 2007 and 2006, respectively.

NOTE 13.   EQUITY

Stock Options
We have three stock option plans, the 1992 Stock Option Plan for Employees (“the 1992 Employee Plan”), the 1992 Director Stock Option Plan (“the 1992 Director Plan”) and the 2008 Stock Option Incentive Plan (“the 2008 Stock Option Plan”) which was approved by our stockholders in May 2008. In March 2005, the Board of Directors cancelled the 1992 Director Plan except for the options then outstanding. These plans were developed to provide additional incentives through equity ownership in AEC and, as a result, encourage employees to contribute to our success. The following table summarizes our stock option plan activity for each of the years ended December 31:

$s in thousands, except per share amounts	2008	2007	2006

Outstanding at beginning of period	266,376	291,900	567,320
Granted	3,400	52,976	166,000
Exercised	(53,774)	(51,000)	(421,420)
Cancelled or expired	(10,000)	(27,500)	(20,000)
Outstanding at end of period	206,002	266,376	291,900

Weighted average exercise
price of options:
Beginning of period	$17.10	$13.43	$4.84
Granted	$28.52	$22.67	$21.74
Exercised	$20.37	$6.44	$4.75
Cancelled or expired	$1.47	$8.63	$21.74
Outstanding at end of period	$17.19	$17.10	$13.43

Exercisable at end of period	125,957	124,077	145,900

Available for future grant	1,496,600	-	42,976

Intrinsic value of option exercised	$546	$583	$6,223
Aggregate intrinsic value of options outstanding	$922	$1,700	$1,955
Aggregate intrinsic value of options exercisable	$922	$1,502	$1,955

	Outstanding options			Exercisable options
		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
	Number of	life	exercise	Number of	exercise
Range of exercise prices	Shares	(in years)	price	Shares	price
2.13 - 2.42	20,000	1.4	$ 2.27	20,000	$ 2.27
$3.75 - $3.92	22,200	2.1	$ 3.81	22,200	$ 3.81
$9.20 - $12.15	20,000	5.6	$ 10.31	20,000	$ 10.31
$20.27 - $21.74	101,426	7.7	$ 21.63	48,182	$ 21.74
$23.48	38,976	8.9	$ 23.48	15,575	$ 23.48
$28.52	3,400	9.4	$ 28.52	-	$ -

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

During 2008, we granted 3,400 non-qualified stock options to a non-employee director. These options expire in the year 2018 and vest over one year contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. In 2007, we granted 52,976 incentive and non-qualified stock options to purchase AEC common stock to members of our management team. These options expire in the year 2017 and vest over periods of two or three years. In 2006, we granted 166,000 incentive and non-qualified stock options to purchase AEC common stock to members of our management team. These options expire in the year 2016 and vest one-third annually over three years. Compensation expense related to stock options for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Stock-based compensation recorded in selling, general and
administrative expense	$474,435	$370,335	$222,092
Stock-based compensation recorded in other direct costs	5,087	5,087	4,935

Total stock-based compensation expense	$479,522	$375,422	$227,027

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006

Expected life	3.2 years	3.2 years	3.5 years
Expected volatility	40%	40%	52%
Risk-free interest rate	2.7%	3.5%	5.0%
Expected dividend yield	2.6%	3.0%	3.1%
Weighted-average fair value of options
granted during the period	$7.29	$5.81	$7.63

Restricted Stock Plans
We have two restricted stock plans: the Amended and Restated 2005 Non-Employee Director Compensation Plan (the “Director Plan”) and the 2006 Restricted Stock Plan (the “Employee Plan”). The Director Plan establishes the cash compensation that each non-employee board member receives. In addition, the Director Plan provides that each non-employee director receive an annual award of the number of shares of restricted stock with a value equal to $25,000 on the date of grant with a one-year vesting period. In April 2008, the Director Plan was amended to allow each non-employee director to elect to receive their annual equity based award in either shares of restricted stock under the Director Plan or an equivalent dollar value of stock options under the 2008 Stock Option Plan with a one-year vesting period.  Vesting is also contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 200,000 shares of common stock have been authorized for issuance under the Director Plan. As of December 31, 2008, 30,600 shares of restricted stock were issued to the non-employee directors and 169,400 shares of stock remained available for issuance under the Director Plan.

The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. 200,000 shares of common stock have been authorized for issuance under the Employee Plan. During 2008, no shares of restricted stock were granted to employees.  In 2007, we granted 14,500 shares of restricted stock, net of forfeitures.  Of the 14,500 shares of restricted stock granted in 2007, 200 shares vest one-third annually over three years, 7,150 shares vest over one year and 7,150 shares were fully vested on the grant date.  During 2006, we granted 6,234 shares of restricted stock, 5,300 shares that vest one-third annually over three years and 934 shares that vest over one year. As of December 31, 2008, 19,800 shares of restricted stock were issued to the employees and 180,200 shares of stock remained available for issuance.

The table below summarizes restricted stock activity and related expense for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	17,408	$22.20	12,300	$23.75	14,700	$12.10
Granted	4,500	28.52	21,500	22.72	13,234	23.75
Vested	(15,460)	22.31	(15,892)	23.95	(12,600)	12.10
Cancelled or expired	-	-	(500)	21.53	(3,034)	16.61
Outstanding at end of period	6,448	$26.34	17,408	$22.20	12,300	$23.75

Available for future grant	349,600		354,100		375,100

Compensation expense recognized in:
Other direct costs	$7,892		$9,066		$1,160
Selling, general & administrative	$332,614		$358,577		$164,213

Unearned compensation	$68,111		$279,122		$168,230

Treasury Stock
On October 28, 2008, our Board of Directors authorized a program to repurchase up to 600,000 shares of the Company’s outstanding common stock through December 31, 2008.  On December 11, 2008, the program was extended from December 31, 2008 to February 28, 2009. On February 23, 2009, the program was extended from February 28, 2009 to December 31, 2009. Stock repurchases under the program may be made in the open market or through privately negotiated transactions at times and in such amounts as the Company deems to be appropriate.  In 2008, we repurchased 155,175 shares at an average cost of $16.68 per share.  As of December 31, 2008, there were 444,825 shares remaining for repurchase under the program.

NOTE 14.  CALCULATION OF EARNINGS PER SHARE

$s and shares in thousands, except per share amounts	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$21,498	$21,498	$19,396	$19,396	$15,889	$15,889
Weighted average common
shares outstanding	18,236	18,236	18,217	18,217	18,071	18,071

Dilutive effect of stock options and
restricted stock		54		40		131
Weighted average
shares outstanding		18,290		18,257		18,202

Earnings per share	$1.18	$1.18	$1.06	$1.06	$0.88	$0.87
Anti-dilutive shares
excluded from calculation		83		166		151

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

Summarized financial information concerning our reportable segments is shown in the following table:

$s in thousands	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
2008
Revenue	$175,804	$23	$-	$175,827
Transportation costs	82,064	-	-	82,064
Other direct operating costs	44,025	265	32	44,322
Gross profit	49,715	(242)	(32)	49,441
Selling, general
& administration	5,121	-	9,799	14,920
Operating income (loss)	44,594	(242)	(9,831)	34,521
Interest income (expense), net	(3)	-	409	406
Other income	305	-	1	306
Income (loss) before tax	44,896	(242)	(9,421)	35,233
Tax expense	-	-	13,735	13,735
Net income (loss)	$44,896	$(242)	$(23,156)	$21,498
Depreciation, amortization & accretion	$10,308	$285	$48	$10,641
Capital expenditures	$13,558	$9	$50	$13,617
Total assets	$99,906	$59	$27,747	$127,712

$s in thousands	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
2007
Revenue	$165,499	$21	$-	$165,520
Transportation costs	79,326	-	-	79,326
Other direct operating costs	40,156	525	-	40,681
Gross profit	46,017	(504)	-	45,513
Selling, general
& administration	5,255	-	9,391	14,646
Operating income (loss)	40,762	(504)	(9,391)	30,867
Interest income, net	16	-	713	729
Other income	56	66	-	122
Income (loss) before tax	40,834	(438)	(8,678)	31,718
Tax expense	-	-	12,322	12,322
Net income (loss)	$40,834	$(438)	$(21,000)	$19,396
Depreciation, amortization & accretion	$9,654	$317	$38	$10,009
Capital expenditures	$15,386	$4	$40	$15,430
Total assets	$94,325	$40	$22,711	$117,076

$s in thousands	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
2006
Revenue	$116,818	$20	$-	$116,838
Transportation costs	47,829	-	-	47,829
Other direct operating costs	31,793	627	-	32,420
Gross profit	37,196	(607)	-	36,589
Selling, general
& administration	5,434	1	7,400	12,835
Business interruption claim	(704)	-	-	(704)
Operating income (loss)	32,466	(608)	(7,400)	24,458
Interest income, net	31	-	792	823
Other income	90	188	309	587
Income (loss) before tax	32,587	(420)	(6,299)	25,868
Tax expense	-	-	9,979	9,979
Net income (loss)	$32,587	$(420)	$(16,278)	$15,889
Depreciation, amortization & accretion	$7,709	$359	$25	$8,093
Capital expenditures	$19,580	$59	$119	$19,758
Total assets	$84,641	$66	$19,334	$104,041

NOTE 16.  HONEYWELL INTERNATIONAL CONTRACT

In June 2005, we entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of approximately 1.2 million tons of chromite ore processing residue through November 2009. Waste disposal at our Grand View, Idaho facility began in July 2005. A $3.5 million advance payment was received and has been credited back to Honeywell during the contract term. The contract provides that we will receive 99% of the material shipped off-site for disposal and provides for deficiency fees when Honeywell is unable to meet minimum volume requirements, or if we are unable to take waste provided which has not occurred. Similar contract terms were also entered into by us and our trucking subcontractor.

As of December 31, 2008, Honeywell has shipped and we have disposed of approximately 1 million tons of material under the contract.

NOTE 17.  QUARTERLY FINANCIAL DATA

The unaudited consolidated quarterly results of operations for 2008 and 2007 were:

	Three-Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
	$s and shares in thousands, except per share data
2008
Revenue	$46,219	$44,516	$41,051	$44,041	$175,827
Gross profit	13,444	13,578	10,021	12,398	49,441
Operating income	9,525	9,846	6,812	8,338	34,521
Net income	5,868	6,110	4,271	5,249	21,498
Earnings per share—diluted (1)	$0.32	$0.33	$0.23	$0.29	$1.18
Weighted average common shares
outstanding used in the diluted
earnings per share calculation	18,277	18,295	18,330	18,258	18,290

2007
Revenue	$38,964	$41,267	$39,427	$45,862	$165,520
Gross profit	11,514	11,653	10,268	12,078	45,513
Operating income	7,915	8,179	6,632	8,141	30,867
Net income	4,935	5,084	4,518	4,859	19,396
Earnings per share—diluted (1)	$0.27	$0.28	$0.25	$0.27	$1.06
Weighted average common shares
outstanding used in the diluted
earnings per share calculation	18,253	18,254	18,257	18,262	18,257
_______________________
(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 18.  SUBSEQUENT EVENTS

On January 5, 2009 the Company declared a dividend of $0.18 per common share for stockholders of record on January 16, 2009.  The dividend was paid out of cash on hand on January 23, 2009 in an aggregate amount of $3.3 million.

On February 23, 2009, our Board of Directors extended our program to repurchase up to 600,000 shares of the Company’s outstanding common stock from February 28, 2009 to December 31, 2009.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework and concluded that, as of December 31, 2008, the internal controls over financial reporting were operating effectively.

Our independent registered public accounting firm, Moss Adams LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2008, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2008. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a code of conduct that applies to our Chief Executive Officer and Chief Financial Officer. This code of conduct is available on our Web site at www.americanecology.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report filed with the SEC.

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

The following table provides information as of December 31, 2008 about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan, the 2006 Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity stock option compensation
plans approved by security
holders	212,450	$ 17.19	1,846,200

Equity compensation plans
not approved by security
holders	-	-	-

Total	212,450	$ 17.19	1,846,200

______________________
(1)	Includes 6,448 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 35 of this report.

2)	Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 on page 35.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 62 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ECOLOGY CORPORATION

By: /s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President and Chief Financial Officer
Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2009.

/s/ Stephen A. Romano	/s/ Jeffrey R. Feeler
Stephen A. Romano Director, Chief Executive Officer (Principal Executive Officer)	Jeffrey R. Feeler Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ James R. Baumgardner	/s/ Simon G. Bell
James R. Baumgardner President and Chief Operating Officer	Simon G. Bell Vice President of Operations
/s/ John M. Cooper	/s/ Eric L. Gerratt
John M. Cooper Vice President and Chief Information Officer	Eric L. Gerratt Vice President and Controller
/s/ Steven D. Welling	/s/ Victor J. Barnhart
Steven D. Welling Vice President Sales and Marketing	Victor J. Barnhart (Director)
/s/ Joe F. Colvin	/s/ Roy C. Eliff
Joe F. Colvin (Director)	Roy C. Eliff (Director)
/s/ Edward F. Heil	/s/ Jeffrey S. Merrifield
Edward F. Heil (Director)	Jeffrey S. Merrifield (Director)
/s/ John W. Poling, Sr.
John W. Poling, Sr. (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's

3.1	Restated Certificate of Incorporation	2006 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.50	Revolving Credit Agreement between American Ecology Corporation and Wells Fargo Bank, National Association	Form 8-K filed 7-1-08
10.53	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.54	*Management Incentive Plan Effective January 1, 2007	1st Qtr Form 10-Q filed 4-30-2007
10.55	*Management Incentive Plan Effective January 1, 2008	2007 Form 10-K
10.57	*Amended and Restated Executive Employment Agreement with Stephen A. Romano	1st Qtr Form 10-Q filed 4-30-2007
10.58	*Form of Stock Option Agreement Dated February 11, 2003	2002 Form 10-K
10.59	*First Amendment to Form of Stock Option Agreement dated January 31, 2007	1st Qtr Form 10-Q filed 4-30-2007
10.60	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company’s Directors and Officers	Form 8-K filed 5-26-05
10.62	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.65	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.70	Form of Royalty Agreement for El Centro Landfill Dated February 13, 2003	Form 8-K filed 2-13-03
10.71	*Executive Employment Agreement with James R. Baumgardner **
10.72	*Change of Control Agreement with Simon G. Bell
10.73	*Change of Control Agreement with John M. Cooper
10.74	*Change of Control Agreement with Jeffrey R. Feeler
10.75	*Change of Control Agreement with Eric L. Gerratt
10.76	*Change of Control Agreement with Steven D. Welling
10.77	*Amendment to Change of Control Agreement with Simon G. Bell
10.78	*Amendment to Change of Control Agreement with John M. Cooper
10.79	*Amendment to Change of Control Agreement with Jeffrey R. Feeler
10.80	*Amendment to Change of Control Agreement with Eric L. Gerratt
10.81	*Amendment to Change of Control with Steven D. Welling
10.82	Amended and Restated 2005 Non-Employee Director Compensation Plan
14.1	Code of Ethics for Chief Executive, Chief Financial Officer and Other Executive Officers	2007 Form 10-K
14.2	Code of Ethics for Directors	2007 Form 10-K
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP
31.1	Certifications of December 31, 2008 Form 10-K by Chief Executive Officer dated February 25, 2009
31.2	Certifications of December 31, 2008 Form 10-K by Chief Financial Officer dated February 25, 2009
32.1	Certifications of December 31, 2008 Form 10-K by Chief Executive Officer dated February 25, 2009
32.2	Certifications of December 31, 2008 Form 10-K by Chief Financial Officer dated February 25, 2009

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
** Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.