Form 10-Q
period 2009-03-31
AMERICAN ECOLOGY CORP
filed 2009-04-30
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009	Commission File Number: 0-11688

AMERICAN ECOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3889638
(State of Incorporation)	(I.R.S. Employer Identification Number)

Lakepointe Centre I, 300 E. Mallard, Suite 300 Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No  ☐

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

Yes  ☐ No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 28, 2009 was 18,304,314.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$24,121	$18,473
Receivables, net	25,524	30,737
Prepaid expenses and other current assets	2,160	2,281
Income tax receivable	382	2,834
Deferred income taxes	923	684
Total current assets	53,110	55,009

Property and equipment, net	67,878	67,987
Restricted cash	4,724	4,716
Total assets	$125,712	$127,712

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,721	$5,400
Deferred revenue	5,134	4,657
Accrued liabilities	3,587	4,398
Accrued salaries and benefits	1,693	2,895
Current portion of closure and post-closure obligations	1,003	490
Current portion of capital lease obligations	11	10
Total current liabilities	15,149	17,850

Long-term closure and post-closure obligations	13,603	13,972
Long-term capital lease obligations	18	21
Deferred income taxes	4,406	3,927
Total liabilities	33,176	35,770

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,304 and 18,304 shares issued, respectively	183	183
Additional paid-in capital	61,022	60,803
Retained earnings	33,921	33,544
Common stock held in treasury, at cost, 155 and 155, respectively	(2,590)	(2,588)
Total stockholders’ equity	92,536	91,942
Total liabilities and stockholders’ equity	$125,712	$127,712

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$34,965	$46,219
Transportation costs	14,174	22,058
Other direct operating costs	11,245	10,717
Gross profit	9,546	13,444

Selling, general and administrative expenses	3,573	3,919
Operating income	5,973	9,525

Other income (expense):
Interest income	48	63
Interest expense	(1)	(1)
Other	33	65
Total other income	80	127

Income before income taxes	6,053	9,652
Income taxes	2,409	3,784
Net income	$3,644	$5,868

Earnings per share:
Basic	$0.20	$0.32
Dilutive	$0.20	$0.32

Shares used in earnings per share calculation:
Basic	18,143	18,229
Dilutive	18,176	18,277

Dividends paid per share	$0.18	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$3,644	$5,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,286	2,838
Deferred income taxes	240	(90)
Stock-based compensation expense	218	201
Net gain on sale of property and equipment	(34)	(2)
Accretion of interest income	-	(14)
Changes in assets and liabilities:
Receivables	5,213	(8,576)
Income tax receivable	2,452	994
Other assets	121	(5)
Accounts payable and accrued liabilities	(1,722)	(1,026)
Deferred revenue	477	(277)
Accrued salaries and benefits	(1,202)	(914)
Income tax payable	-	2,874
Closure and post-closure obligations	(148)	(164)
Net cash provided by operating activities	11,545	1,707

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,661)	(3,464)
Proceeds from sale of property and equipment	42	9
Restricted cash	(8)	63
Purchases of short-term investments	-	(992)
Maturities of short-term investments	-	2,216
Net cash used in investing activities	(2,627)	(2,168)

Cash Flows From Financing Activities:
Dividends paid	(3,267)	(2,737)
Common stock repurchases	(2)	-
Other	(1)	(3)
Proceeds from stock option exercises	-	1
Tax benefit of common stock options	-	2
Net cash used in financing activities	(3,270)	(2,737)

Increase (decrease) in cash and cash equivalents	5,648	(3,198)

Cash and cash equivalents at beginning of period	18,473	12,563

Cash and cash equivalents at end of period	$24,121	$9,365

Supplemental Disclosures
Income taxes paid, net of receipts	$(399)	$4
Interest paid	1	1
Non-cash investing and financing activities:
Capital expenditures in accounts payable	128	474
Acquisition of equipment with capital leases	-	6

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 25, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Consolidated Balance Sheet as of December 31, 2008 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

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

NOTE 2 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for nonfinancial assets and liabilities in the first quarter of 2009 had no significant impact on our consolidated financial statements.

SFAS 141 R.  In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141 R”), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree in a business combination. SFAS 141 R requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, SFAS 141 R modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The statement also provides guidance on disclosures related to the nature and financial impact of the business combination. SFAS 141 R is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. SFAS 141 R will be adopted for business combinations, if any, entered into by the Company after December 31, 2008. The impact of this new standard will be dependent on the nature of acquisitions completed after adoption of SFAS 141 R. Any impact will be evaluated as part of the economic evaluation of such a business combination.

SFAS 160.  In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement was effective for the Company at the beginning of the first quarter of 2009 and had no impact on our consolidated financial statements as we have no non-controlling interests in any subsidiaries and have had no subsidiary deconsolidation.

SFAS 161.  In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  This statement was effective for the Company at the beginning of the first quarter of 2009 and had no impact on our consolidated financial statements as we currently do not have any derivative instruments or hedging activities.

SFAS 162.  In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Although the Company will continue to evaluate the application of SFAS 162, we do not currently believe that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

FSP EITF 03-6-1.  In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 was effective for the Company beginning January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

NOTE 3 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a long-term contract with Honeywell International, Inc. (“Honeywell”) for transportation, treatment and disposal of hazardous waste from a clean-up site in New Jersey.  Work on this site is presently estimated to be completed in the third quarter of 2009. Revenue under this bundled service contract represented 44% and 38% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. No other customer represented more than 10% of total revenue for the three months ended March 31, 2009 and 2008, respectively. Receivables from Honeywell represented 49% of our total trade receivables at March 31, 2009 and 43% of total trade receivables at December 31, 2008.  No other customer’s receivable balances exceeded 10% of our total trade receivables at March 31, 2009 or December 31, 2008.

Credit Risk Concentration. We maintain most of our cash with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell for which significant credit risk exists.  We believe that credit risk on Honeywell receivables is partially mitigated by federal court orders requiring that Honeywell perform activities covered by our contract. Typically, we have not required customers to provide collateral for such obligations.

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include funds held in managed money market funds with Wells Fargo & Company and Fidelity Investments.  The fair value of these money market funds, using level 1 inputs, was $16.6 million at March 31, 2009.

NOTE 5 - RECEIVABLES
Receivables were as follows:
	March 31,	December 31,
(in thousands)	2009	2008

Trade	$23,405	$27,324
Unbilled revenue	2,156	3,536
Other	165	226
	25,726	31,086
Allowance for doubtful accounts	(202)	(349)
	$25,524	$30,737

NOTE 6 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
(in thousands)	2009	2008

Cell development costs	$45,377	$42,432
Land and improvements	9,158	9,158
Buildings and improvements	29,742	29,721
Railcars	17,375	17,375
Vehicles and other equipment	22,722	22,065
Construction in progress	2,659	4,473
	127,033	125,224
Accumulated depreciation and amortization	(59,155)	(57,237)
	$67,878	$67,987

Depreciation expense for the three months ended March 31, 2009 and 2008 was $2.0 million and $2.5 million, respectively.

NOTE 7 – RESTRICTED CASH

Restricted cash balances of $4.7 million at both March 31, 2009 and December 31, 2008 are held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations.  These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 8 – LINE OF CREDIT

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This Revolving Credit Agreement expires on June 15, 2010.  Monthly interest-only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth.  Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At March 31, 2009, we were in compliance with all of the financial covenants in the Revolving Credit Agreement.

At March 31, 2009 and December 31, 2008, we had no amounts outstanding on the revolving line of credit. At March 31, 2009 and December 31, 2008, the availability under the line of credit was $11.0 million.  An additional $4.0 million of the line of credit has been issued in the form of a standby letter of credit that provides collateral for closure and post-closure financial assurance.

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended March 31, 2009

Beginning obligation	$14,462
Accretion expense	292
Payments	(148)
Adjustments	-
Ending obligation	14,606
Less current portion	(1,003)
Long-term portion	$13,603

NOTE 10 – INCOME TAXES

As of March 31, 2009 and December 31, 2008, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended March 31, 2009 and 2008 were not material.

Our effective tax rate for the first quarter 2009 was 39.8% compared to 39.2% in the first quarter of 2008. This increase is primarily due to lower pre-tax earnings in the current year increasing the impact non-tax-deductible expenses have on the effective tax rate.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2005 through 2008. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2004 through 2008. We are not currently under examination by the IRS or any state taxing jurisdictions.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting business, we are periodically involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permit modifications or proposed new facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operating sites or non-operating sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operation. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of March 31, 2009, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 12 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$3,644	$3,644	$5,868	$5,868
Weighted average common shares outstanding	18,143	18,143	18,229	18,229

Dilutive effect of stock options and restricted stock		33		48
Weighted average shares outstanding		18,176		18,277

Earnings per share	$0.20	$0.20	$0.32	$0.32
Anti-dilutive shares excluded from calculation		264		144

NOTE 13 – OPERATING SEGMENTS

We operate within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities segment represents facilities currently accepting waste. The Non-Operating Disposal Facilities segment represents facilities that are no longer accepting waste.

Income taxes are assigned to Corporate. All other items are included in the segment of origin. Intercompany transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended March 31, 2009
Revenue	$34,961	$4	$-	$34,965
Transportation costs	14,174	-	-	14,174
Other direct operating costs	11,189	56	-	11,245
Gross profit	9,598	(52)	-	9,546
Selling, general & administration	1,108	-	2,465	3,573
Operating income (loss)	8,490	(52)	(2,465)	5,973
Interest, net	(1)	-	48	47
Other income	33	-	-	33
Income (loss) before income taxes	8,522	(52)	(2,417)	6,053
Income taxes	-	-	2,409	2,409
Net income (loss)	$8,522	$(52)	$(4,826)	$3,644
Depreciation, amortization & accretion	$2,221	$54	$11	$2,286
Capital expenditures	$2,656	$-	$5	$2,661
Total assets	$94,243	$57	$31,412	$125,712

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended March 31, 2008
Revenue	$46,215	$4	$-	$46,219
Transportation costs	22,058	-	-	22,058
Other direct operating costs	10,645	72	-	10,717
Gross profit	13,512	(68)	-	13,444
Selling, general & administration	1,322	-	2,597	3,919
Operating income (loss)	12,190	(68)	(2,597)	9,525
Interest, net	(1)	-	63	62
Other income	65	-	-	65
Income (loss) before income taxes	12,254	(68)	(2,534)	9,652
Income taxes	-	-	3,784	3,784
Net income (loss)	$12,254	$(68)	$(6,318)	$5,868
Depreciation, amortization & accretion	$2,755	$72	$11	$2,838
Capital expenditures	$3,419	$9	$36	$3,464
Total assets	$103,400	$60	$17,958	$121,418

NOTE 14 – SUBSEQUENT EVENT

On April 1, 2009, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 17, 2009. The dividend was paid using cash on hand on April 24, 2009 in an aggregate amount of $3.3 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

American Ecology Corporation, through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal and transportation services to commercial and government entities including oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, waste broker aggregators and medical and academic institutions.  The majority of the waste received at our facilities is produced in the United States.  We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also arrange transportation of waste to our facilities, which has contributed significant revenue in recent years. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues for each category for the three months ended March 31, 2009 and 2008.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended March 31, 2009	% of Treatment and Disposal Revenue (1) for the Three Months ended March 31, 2008
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both base and event clean-up business.	33%	28%
Private Clean-up	Private sector clean-up project waste, typically event business.	21%	27%
Government	Federal and State government clean-up project waste, comprised of both base business and event clean-up business.	14%	19%
Refinery	Petroleum refinery customers, comprised of both base and event clean-up business.	13%	4%
Other industry	Electric utilities, chemical manufacturers and other industrial customers not included in other categories, comprised of both recurring base business and event clean-up business.	11%	13%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly base business.	7%	6%
Steel	Steel mill customers, comprised of both base and event clean-up business.	1%	3%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 48% and 52% of our treatment and disposal revenue was derived from Event Business projects for the three months ended March 31, 2009 and 2008, respectively. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter-to-quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities and new or expanded service line projections.  Management believes that the significant adverse economic conditions emerging in late 2008 and continuing in 2009 exacerbate the uncertainty inherent to projecting future results.

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

The increased waste volumes resulting from projects won through this bundling strategy have taken advantage of our operating leverage and increased profitability.  While waste treatment and other variable costs are project-specific, the contribution to profitability from the individual projects performed generally increases as overall disposal volumes increase.  Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We plan to continue aggressively bidding bundled transportation and disposal services based on this income growth strategy.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other customers that are, or may be, affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers to curtail operations resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work.  Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions.  However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy.

Adverse economic trends arising in the second half of 2008 and continuing in 2009 have resulted in a decrease in near-term demand for our services from industrial production and manufacturing activities.  These conditions also adversely impact spending on market-driven real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects.  We have tightened our credit standards in response to these trends, which may also impact our business.  Demand for our services may benefit from greater emphasis on enforcement by the new federal administration as well as increased federal funding for environmental remediation, including funds specifically appropriated for remediation by the recently enacted American Recovery and Reinvestment Act of 2009.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008 in dollars and as a percentage of total revenue.

(in thousands, except per share amounts)	Three Months Ended March 31,
	2009	%	2008	%

Revenue	$34,965	100.0%	$46,219	100.0%
Transportation costs	14,174	40.5%	22,058	47.7%
Other direct operating costs	11,245	32.2%	10,717	23.2%

Gross profit	9,546	27.3%	13,444	29.1%

Selling, general and administrative expenses	3,573	10.2%	3,919	8.5%
Operating income	5,973	17.1%	9,525	20.6%

Other income (expense):
Interest income	48	0.1%	63	0.1%
Interest expense	(1)		(1)
Other	33	0.1%	65	0.2%
Total other income	80	0.2%	127	0.3%

Income before income taxes	6,053	17.3%	9,652	20.9%
Income taxes	2,409	6.9%	3,784	8.2%
Net income	$3,644	10.4%	$5,868	12.7%

Earnings per share:
Basic	$0.20		$0.32
Dilutive	$0.20		$0.32

Shares used in earnings per share calculation:
Basic	18,143		18,229
Dilutive	18,176		18,277

Dividends paid per share	$0.18		$0.15

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue - Revenue decreased 24% to $35.0 million for the first quarter of 2009, down from $46.2 million for the first quarter of 2008. This reflects lower treatment and disposal revenue as well as lower transportation revenue in the first quarter of 2009 compared to the first quarter of 2008, which we believe was significantly influenced by adverse economic conditions. In the first quarter of 2009, we disposed of 213,000 tons of waste, down 38% from the 343,000 tons disposed in the first quarter of 2008.  This volume decline was partially offset by a 42% increase in average selling price for treatment and disposal services (excluding transportation) in the first quarter of 2009 over the same quarter last year.  This increase in average selling price primarily reflects pricing for the thermal desorption and recycling service introduced at our Robstown, TX facility in the second half of 2008.

During the first quarter of 2009, treatment and disposal revenue from recurring Base Business was 5% lower than the first quarter of 2008 and comprised 52% of non-transportation revenue.  This compared to 48% of non-transportation Base Business revenue in the first quarter of 2008. This decrease primarily reflects Base Business declines in our broker and steel customer categories.  Event Business revenue in the first quarter of 2009 decreased 19% over the same quarter in 2008 and comprised 48% of non-transportation revenue during the quarter.  This compared to 52% of non-transportation Event Business in the first quarter of 2008.  As discussed further below, this reflects decreased treatment and disposal revenue from both private and government clean-up projects.

The following table summarizes our first quarter 2009 revenue growth (both Base and Event Business) by customer type as compared with the first quarter of 2008.

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Refinery	158%
Rate regulated	11%
Broker	3%
Other industry	-28%
Private	-31%
Government	-36%
Steel	-65%

Treatment and disposal revenue from our refinery customers increased 158% in the first quarter of 2009 compared to the same quarter in 2008. This increase is primarily due to the introduction of thermal desorption recycling services at our Robstown, Texas facility in the second half of 2008.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 11% in the first quarter of 2009 compared to the first quarter of 2008. Our Richland facility operates under a State-approved revenue requirement.  This increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Our broker business increased 3% in the first quarter of 2009 compared to the same quarter in 2008.  This reflects growth in waste brokered to us for thermal desorption and recycling services at our Robstown, Texas facility in the first quarter of 2009, partially offset by decreased business for other brokered wastes.  We believe that the decrease in business for other brokered waste reflects reduced industrial production in the United States.

Our other industry revenue decreased 28% in the first quarter of 2009 compared to the first quarter of 2008. This decrease was due primarily to a large clean-up project for an electric utility customer which, was shipped to our Grand View, Idaho site in the first quarter of 2008 and was not replaced in the first quarter of 2009.

Treatment and disposal revenue from private clean-up customers decreased approximately 31% in the first quarter of 2009 as compared to the same period last year. This decline reflects decreased shipments from the Molycorp, Honeywell Jersey City and other smaller projects in the first quarter of 2009 compared to the same period in 2008.  We believe that fewer new clean-up opportunities were identified and more previously identified projects were delayed in the first quarter of 2009 than the same quarter last year as a result of the adverse economic conditions which emerged in the second half of 2008 and continued in 2009. The Honeywell Jersey City project contributed 44% of total revenue (including transportation) in the first quarter of 2009 and 38% of total revenue (including transportation) in the first quarter of 2008, or $15.4 million and $17.3 million, respectively.  Shipments under our bundled transportation and disposal contract with Chevron/Molycorp which is near completion contributed 4% of total revenue (including transportation) in the first quarter of 2009, or $1.5 million, compared to 8% of total revenue (including transportation) or $3.5 million in the first quarter of 2008.

Government clean-up business revenue decreased 36% in the first quarter of 2009 compared to the first quarter of 2008. This decline reflects a decrease in Event Business under our contract with the U.S. Army Corps of Engineers (“USACE”), which contributed $2.2 million or 6% of total revenue in the first quarter of 2009, compared to $3.8 million or 8% of total revenue in the first quarter of 2008. This quarterly decrease reflects completion of a major project phase at one site in the first quarter of 2008, partially offset by shipments from two other projects sites in the first quarter of 2009.  This variability is consistent with project-specific timing at the multiple USACE clean-up sites we serve.  Each such site typically is remediated over multiple years in discretely funded project phases.  These phases vary by amount of waste received and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.  We believe timing of USACE work in the first quarter of 2009 was also affected by delayed enactment of full-year funding for the fiscal year 2009 federal budget.

Treatment and disposal revenue from our steel mill customers decreased 65% in the first quarter of 2009 compared to the first quarter of 2008. This reflects business lost to zinc recyclers offering a cost-effective alternative to land disposal as well as reduced steel production levels in the first quarter of 2009 at mills served by the Company.

Gross Profit. Gross profit for the first quarter of 2009 decreased by 29% to $9.5 million, down from $13.4 million in the first quarter of 2008. This decrease primarily reflects lower volumes of waste disposed in the first quarter of 2009 compared to the same period in 2008.

Gross margin was 27% in the first quarter of 2009, down from 29% in the first quarter of 2008.  This decrease reflects lower treatment and disposal waste volumes partially offset by a decrease in transportation revenue. Disposal gross margins (excluding transportation revenue and costs) were 46% in the first quarter of 2009 as compared to 55% in the first quarter of 2008. This decrease reflects reduced operating leverage caused by lower waste volumes and a greater percentage of waste requiring treatment (and therefore higher costs) prior to disposal.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the first quarter of 2009 and 2008 were 10% and 9%, respectively.  SG&A expenses decreased 9% to $3.6 million, down from $3.9 million for the first quarter of 2008. The decline in SG&A expense was due primarily to lower incentive compensation and business development costs, partially offset by higher professional service fees.

Interest income. During the first quarter of 2009, we earned $48,000 of interest income, down from $63,000 in the first quarter of 2008. This decrease reflects a lower average rate of interest earned on investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first quarter of 2009, we recognized $33,000 in other income.  This primarily reflects royalty income from a previously sold municipal waste landfill in Texas, partially offset by foreign currency transaction losses.  Other income in the first quarter of 2008 was $65,000, primarily from the Texas royalty income.

Income tax expense. Our effective tax rate for the first quarter 2009 was 39.8% compared to 39.2% in the first quarter of 2008. This increase is primarily due to lower pre-tax earnings in the current year increasing the impact non-tax-deductible expenses have on the effective tax rate.

At March 31, 2009 and December 31, 2008, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for the three months ended March 31, 2009 and 2008 were not material.

Critical Accounting Policies

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

Our principal source of cash is from operations. The $24.1 million in cash at March 31, 2009 was comprised of cash and cash equivalents immediately available for operations.

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring on June 15, 2010. This unsecured line-of-credit is available to supplement daily working capital if needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At March 31, 2009 we were in compliance with all financial covenants in the Revolving Credit Agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in September 2009. At March 31, 2009, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.

On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. On December 11, 2008, the program was extended until February 28, 2009. On February 23, 2009, the program was extended through December 31, 2009 unless extended, canceled or modified by our Board of Directors. This authorization does not obligate the Company to acquire any particular amount of common stock and is to be executed at management’s discretion within Board-established stock price limits. Through March 31, 2009, the Company had purchased 155,315 shares under the plan at an average price of $16.68 per share using cash on hand.  We anticipate that any future repurchases would be funded with cash on hand.

We believe that cash on hand and cash flow from operations will be sufficient to meet our operating cash needs, including future dividends as may be approved by our Board of Directors and potential expenditures for the Board-approved stock repurchase plan, if any, during the next 12 months.

Operating Activities - For the three months ended March 31, 2009, net cash provided by operating activities was $11.5 million. This reflects net income of $3.6 million, decreases in receivables of $5.2 million, a $2.5 million decrease in income tax receivable and depreciation, amortization and accretion of $2.3 million.  Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.7 million and decreases in accrued salaries and benefits of $1.2 million.  Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables is primarily attributable to a decline in revenue in the first quarter of 2009 as compared with the same quarter in 2008. Days sales outstanding was 64 days as of March 31, 2009, compared to 66 days at December 31, 2008 and 74 days at March 31, 2008. The decrease in income tax receivable reflects application of prior year over-payments to current year tax liabilities generated during the quarter as well as tax refunds received in the first quarter of 2009. The decrease in accounts payable and accrued liabilities is primarily attributable to lower waste disposal volumes in the first quarter of 2009.  The decrease in accrued salaries and benefits reflects incentive compensation earned for 2008 performance and paid in the first quarter of 2009.

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

Investing Activities - For the three months ended March 31, 2009, net cash used in investing activities was $2.6 million. Significant transactions affecting cash used in investing activities during the first three months of 2009 include capital expenditures of $2.6 million.  Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity at our Robstown, Texas site.

For the three months ended March 31, 2008, net cash used in investing activities was $2.2 million, including capital expenditures of $3.5 million.  Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $1.2 million.

Financing Activities - For the three months ended March 31, 2009 and 2008, net cash used in financing activities was $3.3 million and $2.7 million, respectively. This primarily reflects payment of dividends partially offset by proceeds from stock option exercises and tax benefits associated with those exercises.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on February 25, 2009. There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes.

We have minimal interest rate risk on investments or other assets. At March 31, 2009, approximately $24.1 million was held in cash and cash equivalents primarily invested in money market accounts. Interest earned on these investments is approximately 1% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions including a tightened credit market, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies production rates for the  thermal desorption service at our Texas and Nevada facilities, market conditions and pricing for recycled materials, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends, our willingness or ability to repurchase our own common stock under approved stock repurchase plans, and our ability to integrate any potential acquisitions.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section in  our 2008 Annual Report on Form 10-K filed with the SEC on February 25, 2009 could harm our business, prospects, operating results, and financial condition.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of American Ecology common stock made during the three months ended March 31, 2009:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)

January 1, 2009 to January 31, 2009	-	$-	155,175	444,825
February 1, 2009 to February 28, 2009	140	$16.02	155,315	444,685
March 1, 2009 to March 31, 2009	-	$-	155,315	444,685
Total	140	$16.02	155,315	444,685

(1)	The reported periods conform to our fiscal calendar. The first quarter of fiscal 2009 began on January 1, 2009 and ended on March 31, 2009.
(2)
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.56	*Management Incentive Plan Effective January 1, 2009

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Ecology Corporation
(Registrant)
Date: April 30, 2009	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer