Form 10-Q
period 2009-06-30
AMERICAN ECOLOGY CORP
filed 2009-07-30
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
_______________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________________________ to ________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2009 was 18,305,814.

AMERICAN ECOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$24,895	$18,473
Receivables, net	26,476	30,737
Prepaid expenses and other current assets	2,617	2,281
Income tax receivable	442	2,834
Deferred income taxes	1,153	684
Total current assets	55,583	55,009

Property and equipment, net	69,491	67,987
Restricted cash	4,727	4,716
Total assets	$129,801	$127,712

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,570	$5,400
Deferred revenue	5,213	4,657
Accrued liabilities	3,941	4,398
Accrued salaries and benefits	1,996	2,895
Current portion of closure and post-closure obligations	1,524	490
Current portion of capital lease obligations	11	10
Total current liabilities	18,255	17,850

Long-term closure and post-closure obligations	13,234	13,972
Long-term capital lease obligations	15	21
Deferred income taxes	5,331	3,927
Total liabilities	36,835	35,770

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,306 and 18,304 shares issued, respectively	183	183
Additional paid-in capital	61,201	60,803
Retained earnings	34,172	33,544
Common stock held in treasury, at cost, 155 and 155 shares, respectively	(2,590)	(2,588)
Total stockholders’ equity	92,966	91,942
Total liabilities and stockholders’ equity	$129,801	$127,712

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$36,377	$44,516	$71,342	$90,735
Transportation costs	15,263	19,251	29,437	41,309
Other direct operating costs	12,002	11,687	23,247	22,404

Gross profit	9,112	13,578	18,658	27,022

Selling, general and administrative expenses	3,396	3,732	6,969	7,651
Operating income	5,716	9,846	11,689	19,371

Other income (expense):
Interest income	37	111	85	174
Interest expense	-	(3)	(1)	(4)
Other	91	94	124	159
Total other income	128	202	208	329

Income before income taxes	5,844	10,048	11,897	19,700
Income taxes	2,326	3,938	4,735	7,722
Net income	$3,518	$6,110	$7,162	$11,978

Earnings per share:
Basic	$0.19	$0.34	$0.39	$0.66
Dilutive	$0.19	$0.33	$0.39	$0.66

Shares used in earnings per share calculation:
Basic	18,145	18,232	18,144	18,230
Dilutive	18,175	18,295	18,175	18,286

Dividends paid per share	$0.18	$0.15	$0.36	$0.30

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$7,162	$11,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,642	5,671
Deferred income taxes	935	824
Stock-based compensation expense	416	415
Net (gain) loss on sale of property and equipment	(3)	4
Accretion of interest income	-	(15)
Changes in assets and liabilities:
Receivables	4,261	(2,262)
Income tax receivable	2,392	994
Other assets	(336)	35
Accounts payable and accrued liabilities	(1,120)	(1,320)
Deferred revenue	556	898
Accrued salaries and benefits	(899)	(297)
Income tax payable	-	38
Closure and post-closure obligations	(288)	(507)
Other	(19)	-
Net cash provided by operating activities	17,699	16,456

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,768)	(7,335)
Proceeds from sale of property and equipment	42	11
Restricted cash	(11)	35
Purchases of short-term investments	-	(992)
Maturities of short-term investments	-	3,216
Net cash used in investing activities	(4,737)	(5,065)

Cash Flows From Financing Activities:
Dividends paid	(6,534)	(5,475)
Common stock repurchases	(2)	-
Other	(4)	(5)
Tax benefit of common stock options	-	20
Proceeds from stock option exercises	-	23
Net cash used in financing activities	(6,540)	(5,437)

Increase in cash and cash equivalents	6,422	5,954

Cash and cash equivalents at beginning of period	18,473	12,563

Cash and cash equivalents at end of period	$24,895	$18,517

Supplemental Disclosures
Income taxes paid, net of receipts	$1,427	$5,848
Interest paid	1	3
Non-cash investing and financing activities:
Capital expenditures in accounts payable	1,729	2,127
Acquisition of equipment with capital leases	-	6

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – GENERAL

Basis of Presentation
The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (collectively, “AEC” or “the Company”). All material intercompany balances have been eliminated. We have evaluated subsequent events through the date and time the financial statements were issued on July 30, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 25, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 2 – REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. We recognize revenue from two primary sources: 1) waste treatment and disposal and 2) waste transportation services.

Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal or recycling of specified wastes. Waste treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and is recognized when services are complete and the waste is disposed of in our landfill.

Transportation revenue results from delivering customer waste to one of our disposal facilities for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. We account for our bundled arrangements as multiple deliverable arrangements and accordingly follow the provisions of Emerging Issues Task Force (“EITF”) 00-21 Revenue Arrangements with Multiple Deliverables.  The amount of revenue recognized for each deliverable (unit of accounting) of our bundled arrangements is determined using the relative fair value method.  Transportation revenue is recognized when the transported waste is received at our disposal sites.  Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill, which is generally the same day as receipt of the waste at the disposal site.

Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective local and/or state government entity and are not included in revenue. Revenue and associated cost from waste that has been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which approves our rates for disposal of low-level radioactive waste regulated under the federal Atomic Energy Act (“LLRW”). Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2009 began on January 1, 2008 and expires on January 1, 2014.

NOTE 3 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

SFAS 165.  In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009, the quarter ending June 30, 2009 for the Company.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

SFAS 168.  In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for the Company.  The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

NOTE 4 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a contract with Honeywell International, Inc. (“Honeywell”) for transportation, treatment and disposal of hazardous waste from a multi-year clean-up project in New Jersey.  Our services for the site are presently expected to be completed in the third quarter of 2009. Revenue under this bundled service contract represented 51% and 40% of our total revenue for the three months ended June 30, 2009 and 2008, respectively, and 47% and 39% of our total revenue for the six months ended June 30, 2009 and 2008, respectively.  No other customer represented more than 10% of total revenue for the three or six months ended June 30, 2009 and 2008, respectively. Receivables from Honeywell represented 52% of our total trade receivables at June 30, 2009 and 43% of total trade receivables at December 31, 2008.  No other customer’s receivable balances exceeded 10% of our total trade receivables at June 30, 2009 or December 31, 2008.

Credit Risk Concentration. We maintain most of our cash with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell for which significant credit risk exists.  We believe that credit risk on Honeywell receivables is partially mitigated by federal court orders requiring that Honeywell perform activities covered by our contract and Honeywell’s compliant payment history over the contract’s multi-year period. Typically, we have not required customers to provide collateral for such obligations.

NOTE 5 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include funds held in managed money market funds with Wells Fargo & Company and Fidelity Investments.  The fair value of these money market funds, using Level 1 inputs under SFAS 157, was $18.6 million at June 30, 2009.

NOTE 6 - RECEIVABLES

Receivables were as follows:

	June 30,	December 31,
(in thousands)	2009	2008

Trade	$22,610	$27,324
Unbilled revenue	3,914	3,536
Other	105	226
	26,629	31,086
Allowance for doubtful accounts	(153)	(349)
	$26,476	$30,737

NOTE 7 – PROPERTY AND EQUIPMENT

	June 30,	December 31,
(in thousands)	2009	2008

Cell development costs	$45,377	$42,432
Land and improvements	9,204	9,158
Buildings and improvements	29,745	29,721
Railcars	17,375	17,375
Vehicles and other equipment	23,323	22,065
Construction in progress	5,567	4,473
	130,591	125,224
Accumulated depreciation and amortization	(61,100)	(57,237)
	$69,491	$67,987

Depreciation expense for the three months ended June 30, 2009 and 2008 was $2.1 million and $2.5 million, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $4.1 million and $5.1 million, respectively.

NOTE 8 – RESTRICTED CASH

Restricted cash balances of $4.7 million at both June 30, 2009 and December 31, 2008 are held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations.  These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 9 – LINE OF CREDIT

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This Revolving Credit Agreement expires on June 15, 2010.  Monthly interest-only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth.  Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At June 30, 2009, we were in compliance with all of the financial covenants in the Revolving Credit Agreement.

At June 30, 2009 and December 31, 2008, we had no amounts outstanding on the revolving line of credit. At June 30, 2009 and December 31, 2008, the availability under the line of credit was $11.0 million.  An additional $4.0 million of the line of credit has been issued in the form of a standby letter of credit that provides collateral for closure and post-closure financial assurance.

NOTE 10 – CLOSURE AND POST-CLOSURE OBLIGATIONS

Closure and post-closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated consistent with SFAS 5, Accounting for Contingencies and with the liability calculated in accordance with SFAS 143, Accounting for Asset Retirement Obligations. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated post-closure, remediation and other costs when necessary. Our recorded liabilities are based on estimates of future costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, permit conditions, inflation and other factors.

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Beginning obligation	$14,606	$14,462
Accretion expense	292	584
Payments	(140)	(288)
Adjustments	-	-
Ending obligation	14,758	14,758
Less current portion	(1,524)	(1,524)
Long-term portion	$13,234	$13,234

NOTE 11 – INCOME TAXES

As of June 30, 2009 and December 31, 2008, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and six months ended June 30, 2009 and 2008 were not material.

Our effective tax rate for the three and six months ended June 30, 2009 was 39.8% compared to 39.2% for the three and six months ended June 30, 2008. This increase is primarily due to lower pre-tax earnings in the current year increasing the impact non-tax-deductible expenses have on the effective tax rate.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are periodically involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permit modifications at existing facilities, proposed new facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operating sites or non-operating sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operation. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of June 30, 2009, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 13 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$3,518	$3,518	$6,110	$6,110
Weighted average common shares outstanding	18,145	18,145	18,232	18,232

Dilutive effect of stock options and restricted stock		30		63
Weighted average shares outstanding		18,175		18,295

Earnings per share	$0.19	$0.19	$0.34	$0.33
Anti-dilutive shares excluded from calculation		283		31

(in thousands, except per share data)	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$7,162	$7,162	$11,978	$11,978
Weighted average common shares outstanding	18,144	18,144	18,230	18,230

Dilutive effect of stock options and restricted stock		31		56
Weighted average shares outstanding		18,175		18,286

Earnings per share	$0.39	$0.39	$0.66	$0.66
Anti-dilutive shares excluded from calculation		274		88

NOTE 14 – OPERATING SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2009
Revenue - Treatment and disposal	$21,320	$3	$-	$21,323
Revenue - Transportation services	15,054	-	-	15,054
Total revenue	36,374	3	-	36,377
Transportation costs	15,263	-	-	15,263
Other direct operating costs	11,947	55	-	12,002
Gross profit	9,164	(52)	-	9,112
Selling, general & administration	1,128	-	2,268	3,396
Operating income (loss)	8,036	(52)	(2,268)	5,716
Interest, net	1	-	36	37
Other income	53	38	-	91
Income (loss) before income taxes	8,090	(14)	(2,232)	5,844
Income taxes	-	-	2,326	2,326
Net income (loss)	$8,090	$(14)	$(4,558)	$3,518
Depreciation, amortization & accretion	$2,290	$56	$10	$2,356
Capital expenditures	$2,101	$-	$6	$2,107
Total assets	$96,746	$51	$33,004	$129,801

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2008
Revenue - Treatment and disposal	$25,337	$6	$-	$25,343
Revenue - Transportation services	19,173	-	-	19,173
Total revenue	44,510	6	-	44,516
Transportation costs	19,251	-	-	19,251
Other direct operating costs	11,476	179	32	11,687
Gross profit	13,783	(173)	(32)	13,578
Selling, general & administration	1,253	-	2,479	3,732
Operating income (loss)	12,530	(173)	(2,511)	9,846
Interest, net	-	-	108	108
Other income	93	-	1	94
Income (loss) before income taxes	12,623	(173)	(2,402)	10,048
Income taxes	-	-	3,938	3,938
Net income (loss)	$12,623	$(173)	$(6,340)	$6,110
Depreciation, amortization & accretion	$2,749	$71	$13	$2,833
Capital expenditures	$3,857	$-	$14	$3,871
Total assets	$99,265	$58	$27,075	$126,398

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2009
Revenue - Treatment and disposal	$42,058	$7	$-	$42,065
Revenue - Transportation services	29,277	-	-	29,277
Total revenue	71,335	7	-	71,342
Transportation costs	29,437	-	-	29,437
Other direct operating costs	23,136	111	-	23,247
Gross profit	18,762	(104)	-	18,658
Selling, general & administration	2,236	-	4,733	6,969
Operating income (loss)	16,526	(104)	(4,733)	11,689
Interest income, net	-	-	84	84
Other income	86	38	-	124
Income (loss) before tax	16,612	(66)	(4,649)	11,897
Tax expense	-	-	4,735	4,735
Net income (loss)	$16,612	$(66)	$(9,384)	$7,162
Depreciation, amortization & accretion	$4,511	$110	$21	$4,642
Capital expenditures	$4,757	$-	$11	$4,768
Total assets	$96,746	$51	$33,004	$129,801

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2008
Revenue - Treatment and disposal	$49,127	$10	$-	$49,137
Revenue - Transportation services	41,598	-	-	41,598
Total revenue	90,725	10	-	90,735
Transportation costs	41,309	-	-	41,309
Other direct operating costs	22,121	251	32	22,404
Gross profit	27,295	(241)	(32)	27,022
Selling, general & administration	2,575	-	5,076	7,651
Operating income (loss)	24,720	(241)	(5,108)	19,371
Interest income, net	(1)	-	171	170
Other income	158	-	1	159
Income (loss) before tax	24,877	(241)	(4,936)	19,700
Tax expense	-	-	7,722	7,722
Net income (loss)	$24,877	$(241)	$(12,658)	$11,978
Depreciation, amortization & accretion	$5,504	$143	$24	$5,671
Capital expenditures	$7,276	$9	$50	$7,335
Total assets	$99,265	$58	$27,075	$126,398

NOTE 15 – SUBSEQUENT EVENT

On July 1, 2009, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 17, 2009. The dividend was paid using cash on hand on July 24, 2009 in an aggregate amount of $3.3 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

American Ecology Corporation, through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including but not limited to oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions.  The majority of the waste received at our facilities is produced in the United States.  We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We also arrange for the transportation of waste to our facilities, which has contributed significant revenue in recent years. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues for each category for the three and six months ended June 30, 2009.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended June 30, 2009	% of Treatment and Disposal Revenue (1) for the Six Months ended June 30, 2009
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	33%	34%

Private Clean-up	Private sector clean-up project waste, typically Event business.	27%	24%

Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	14%	14%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	11%	12%

Other industry	Electric utilities, chemical manufacturers and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	8%	9%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	6%	6%

Steel	Steel mill customers, comprised of both Base and Event clean-up business.	1%	1%
(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 49% of our treatment and disposal revenue was derived from Event Business for both the three and six months ended June 30, 2009. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.  Management believes that the significant adverse economic conditions emerging in late 2008 and continuing in 2009 exacerbate the uncertainty inherent in projecting future results.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States (e.g. Honeywell Jersey City project) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percent of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not otherwise have competed for successfully.  Our acquisition of a Company-owned railcar fleet to supplement rail cars obtained under operating leases has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses.

The increased waste volumes resulting from projects won through this bundling strategy have driven operating leverage benefits and increased profitability.  While waste treatment and other variable costs are project-specific, the earnings contribution from the individual projects generally increases as overall disposal volumes increase.  Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We plan to continue aggressively bidding bundled transportation and disposal services based on this income growth strategy.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other customers that are, or may be, affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers to curtail operations resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work.  Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions.  However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy.  Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Adverse economic trends arising in the second half of 2008 and continuing in 2009 have resulted in a decrease in near-term demand for our services from industrial production and manufacturing activities.  These conditions also adversely impact spending on market-driven real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects.  We have tightened our credit standards in response to these trends.  Demand for our services may benefit over time from greater emphasis on enforcement by the current federal administration as well as increased federal funding for environmental remediation, including funds specifically appropriated for remediation by the American Recovery and Reinvestment Act of 2009 (“ARRA”).  While we expect to receive ARRA funds for projects either currently served or served in the past by the Company, specific timing and amounts are not presently known.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2009 and 2008 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended June 30,				Six Months Ended June 30,
share amounts)	2009	%	2008	%	2009	%	2008	%

Revenue	$36,377	100.0%	$44,516	100.0%	$71,342	100.0%	$90,735	100.0%
Transportation costs	15,263	42.0%	19,251	43.2%	29,437	41.3%	41,309	45.5%
Other direct operating costs	12,002	33.0%	11,687	26.3%	23,247	32.6%	22,404	24.7%

Gross profit	9,112	25.0%	13,578	30.5%	18,658	26.1%	27,022	29.8%

Selling, general and administrative expenses	3,396	9.3%	3,732	8.4%	6,969	9.8%	7,651	8.4%
Operating income	5,716	15.7%	9,846	22.1%	11,689	16.3%	19,371	21.4%

Other income (expense):
Interest income	37	0.1%	111	0.2%	85	0.1%	174	0.2%
Interest expense	-	0.0%	(3)	0.0%	(1)	0.0%	(4)	0.0%
Other	91	0.3%	94	0.3%	124	0.2%	159	0.2%
Total other income	128	0.4%	202	0.5%	208	0.3%	329	0.4%

Income before income taxes	5,844	16.1%	10,048	22.6%	11,897	16.6%	19,700	21.8%
Income taxes	2,326	6.4%	3,938	8.9%	4,735	6.6%	7,722	8.6%
Net income	$3,518	9.7%	$6,110	13.7%	$7,162	10.0%	$11,978	13.2%

Earnings per share:
Basic	$0.19		$0.34		$0.39		$0.66
Dilutive	$0.19		$0.33		$0.39		$0.66

Shares used in earnings per share calculation:
Basic	18,145		18,232		18,144		18,230
Dilutive	18,175		18,295		18,175		18,286

Dividends paid per share	$0.18		$0.15		$0.36		$0.30

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue - Revenue decreased 18% to $36.4 million for the second quarter of 2009, down from $44.5 million in the second quarter of 2008. This reflects lower treatment and disposal revenue and lower transportation revenue in the second quarter of 2009 compared to the second quarter of 2008, which we believe was significantly influenced by adverse economic conditions. In the second quarter of 2009, we disposed of 228,000 tons of waste, down 30% from 325,000 tons disposed in the second quarter of 2008.  This volume decline was partially offset by a 22% increase in average selling price for treatment and disposal services (excluding transportation) in the second quarter of 2009 over the same quarter last year.  This increase primarily reflects pricing on thermal desorption and recycling services introduced at our Robstown, TX facility in the second half of 2008.

During the second quarter of 2009, treatment and disposal revenue from recurring Base Business was 4% lower than the second quarter of 2008 and comprised 51% of non-transportation revenue.  This compared to 43% of non-transportation Base Business revenue in the second quarter of 2008. This decrease primarily reflects declines in our steel mill, other industry and waste broker customer categories.  Event Business revenue in the second quarter of 2009 decreased 29% compared to the same quarter in 2008 and was 49% of non-transportation revenue for the quarter.  This compared to 57% of non-transportation Event Business in the second quarter of 2008.  As discussed further below, this reflects decreased treatment and disposal revenue from government and other industry customers.

The following table summarizes our second quarter 2009 revenue growth (both Base and Event Business) by customer type as compared with the second quarter of 2008.

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Refinery	120%
Private	7%
Broker	3%
Rate regulated	-3%
Other industry	-30%
Government	-64%
Steel	-83%

Treatment and disposal revenue from our refinery customers increased 120% in the second quarter of 2009 compared to the same quarter in 2008. This increase primarily reflects initial introduction of thermal desorption recycling services at our Robstown, Texas facility in the second half of 2008.

Treatment and disposal revenue from private clean-up customers increased 7% in the second quarter of 2009 as compared to the same quarter last year. This increase reflects increased shipments from Honeywell Jersey City and other smaller projects in the second quarter of 2009 compared to the same quarter in 2008. These increases were partially offset by decreased shipments as the Molycorp project ramped down to completion in the second quarter of 2009.  The Honeywell project contributed 51% of total revenue (including transportation) in the second quarter of 2009 and 40% of total revenue (including transportation) in the second quarter of 2008, or $18.5 million and $17.9 million, respectively.  Molycorp shipments contributed 1% of total revenue (including transportation) in the second quarter of 2009, or $494,000, compared to 6% of total revenue (including transportation) or $2.5 million in the second quarter of 2008.

Our broker business increased 3% in the second quarter of 2009 compared to the same quarter in 2008.  This reflects growth in waste brokered to us for thermal desorption recycling services at our Robstown, Texas facility in the second quarter of 2009.  This increase was partially offset by a decrease in other brokered wastes.  We believe that the decrease in business for other brokered waste reflects reduced manufacturing and other industrial production in the United States.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility decreased 3% in the second quarter of 2009 compared to the second quarter of 2008. Our Richland facility operates under a State-approved revenue requirement.  The decrease reflects revenue recognition timing for the rate-regulated portion of the business.

Our other industry revenue category decreased 30% in the second quarter of 2009 compared to the second quarter of 2008. This decrease reflects both Base and Event business declines over multiple electric utility, manufacturing and other industrial customers.

Government clean-up business revenue decreased 64% in the second quarter of 2009 compared to the second quarter of 2008. This decline reflects work in the second quarter of 2008 on state funded clean-up projects shipped to our Robstown, Texas and Beatty, Nevada facilities, a US Army remediation project shipped to our Grand View, Idaho facility from an overseas military base and a military base clean-up project shipping to our Beatty, Nevada facility which were not fully replaced in 2009. Event Business under our contract with the U.S. Army Corps of Engineers (“USACE”) contributed $2.6 million or 7% of total revenue in the second quarter of 2009, compared to $2.4 million or 6% of total revenue in the second quarter of 2008. Project-specific timing at the multiple USACE clean-up sites we serve contributed to this variability.  Each such site typically is remediated over multiple years in discretely funded project phases.  These phases vary by amount of waste received and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.  Management also believes timing and disbursement of funds for discrete work phases in the second quarter of 2009 were impacted by competing administrative demands associated with USACE implementation of the ARRA.

Treatment and disposal revenue from our steel mill customers decreased 83% in the second quarter of 2009 compared to the second quarter of 2008. This reflects business lost to zinc recyclers offering a cost-effective alternative to land disposal combined with substantially reduced steel production in the second quarter of 2009 at mills currently served by the Company.

Gross Profit. Gross profit for the second quarter of 2009 decreased by 33% to $9.1 million, down from $13.6 million in the second quarter of 2008. This decrease primarily reflects lower volumes of waste disposed in the second quarter of 2009 compared to the same period in 2008.

Gross margin was 25% in the second quarter of 2009, down from 31% in the second quarter of 2008.  This decrease reflects lower treatment and disposal waste volumes partially offset by a decrease in transportation revenue. Disposal gross margins (excluding transportation revenue and costs) were 44% in the second quarter of 2009 compared to 54% in the second quarter of 2008. This decrease reflects reduced operating leverage caused by significantly lower waste volumes and a greater percent of waste requiring treatment (increasing variable costs) prior to disposal.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the second quarter of 2009 and 2008 were 9% and 8%, respectively.  SG&A expenses decreased 9% to $3.4 million, down from $3.7 million for the second quarter of 2008. The decline in SG&A expense was due primarily to lower sales commissions on reduced revenue, lower incentive compensation and lower travel and administrative costs resulting from 2009 cost reduction initiatives.

Interest income. During the second quarter of 2009, we earned $37,000 of interest income, down from $111,000 in the second quarter of 2008. This decrease reflects a lower average rate of interest earned on investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the second quarter of 2009, we recognized $91,000 in other income.  This reflects royalty income from a previously sold municipal waste landfill in Texas and a gain on the sale of a parcel of property associated with a non-operating site in Texas.  Other income in the second quarter of 2008 was $94,000, primarily from the Texas royalty income.

Income tax expense. Our effective tax rate for the second quarter 2009 was 39.8% compared to 39.2% in the second quarter of 2008. This increase is primarily due to lower pre-tax earnings in the current year increasing the impact non-tax-deductible expenses have on the effective tax rate.

At June 30, 2009 and December 31, 2008, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for the three months ended June 30, 2009 and 2008 were not material.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue - Revenue decreased 21% to $71.3 million for the first six months of 2009, down from $90.7 million for the first six months of 2008. This decrease reflects lower treatment and disposal revenue and lower revenue from bundled rail transportation and disposal contracts. In the six months ended June 30, 2009, we disposed of 441,000 tons of waste, down 34% from 668,000 tons disposed in the first six months of 2008. Our average selling price for treatment and disposal services (excluding transportation) in the first six months of 2009 was 32% higher than in the first six months of 2008. This increase primarily reflects pricing for the thermal desorption and recycling service initially introduced at our Robstown, TX facility in the second half of 2008.

During the six months ended June 30, 2009, treatment and disposal revenue from recurring Base Business was 5% lower than the same period of 2008 and comprised 51% of non-transportation revenue.  This compared to 46% of non-transportation revenue in the six months ended June 30, 2008. This primarily reflects Base Business declines in our steel, broker and other industry customer categories.

Event Business revenue in the six months ended June 30, 2009 decreased 23% compared to the first half of 2008 and comprised 49% of non-transportation revenue .  This compared to 54% of non-transportation revenue in the six months ended June 30, 2008.  As discussed further below, this reflects decreased treatment and disposal revenue from government, private and other industry customer categories.

The following table summarizes our revenue growth (both Base and Event Business) by industry customer type for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Refinery	140%
Broker	5%
Rate Regulated	4%
Private	-12%
Other industry	-29%
Government	-54%
Steel	-74%

Treatment and disposal revenue from our refinery customers increased 140% in the six months ended June 30, 2009 compared to the same period in 2008. This increase is primarily due to initial introduction of thermal desorption recycling services at our Robstown, Texas facility in the second half of 2008.

Broker business increased 5% in the six months ended June 30, 2009 compared to the first half of 2008. This reflects growth in waste brokered to us for thermal desorption recycling services at our Robstown, Texas facility in the second quarter of 2009. This increase was partially offset by decreased business on other brokered wastes.  We believe that the decrease in business for other brokered waste reflects reduced manufacturing and other industrial production in the United States.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 4% for the six months ended June 30, 2009 compared to the same period in 2008. Our Richland facility operates under a State-approved revenue requirement.  This increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Treatment and disposal revenue from private clean-up customers for the six months ended June 30, 2009 decreased 12% when compared to the six months ended June 30, 2008. The decrease is due primarily to decreased shipments on the Molycorp project in the first six months of 2009 compared to the first half of 2008.  The Molycorp project, which ramped down to completion in the second quarter of 2009, contributed 3% of total revenue (including transportation), or $2.0 million for the six months ended June 30, 2009, as compared to 7% of total revenue (including transportation), or $6.0 million for the six months ended June 30, 2008.  The Honeywell project contributed 47% of total revenue (including transportation) for the six months ended June 30, 2009, or $33.9 million compared to 39% of total revenue (including transportation), or $35.3 million, for the same period of 2008.

Other industry revenue decreased 29% in the first six months of 2009 compared to the first half of 2008. This  reflects a PCB waste clean-up for an electric utility customer shipped to our Grand View, Idaho facility substantially completed in the first quarter of 2008 coupled with a quarter over quarter decline in business with electric utility, manufacturing and other industrial customers.

Government clean-up business revenue decreased 54% in the first six months of 2009 compared to the first half of 2008.  This decrease reflects state-funded clean-up projects shipped to our Robstown, Texas and Beatty, Nevada facilities, a US Army remediation project shipped to our Grand View, Idaho facility from an overseas military base and a military base clean-up project shipping to our Beatty, Nevada facility which were all completed in 2008 and not fully replaced in 2009.  Cleanup work under the USACE contract contributed 7% of total revenue or $4.8 million in the first six months of 2009 compared to 6% of total revenue or $5.8 million in the first six months of 2008.  Project-specific timing at the multiple USACE clean-up sites we serve contributed to this variability.  Each such site typically is remediated over multiple years in discretely funded project phases.  These phases vary by amount of waste received and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.  Management also believes the timing and disbursements of funds for discrete work phases in the first half of 2009 were impacted by competing administrative demands associated with USACE implementation of the ARRA.

Treatment and disposal revenue from steel mill customers decreased 74% in the first six months of 2009 compared to the same period of 2008. This reflects business lost to zinc recyclers offering a cost-effective alternative to land disposal as well as substantially reduced steel production levels in the second quarter of 2009 at mills currently served by the Company.

Gross Profit. Gross profit for the six months ended June 30, 2009 decreased 31% to $18.7 million, down from $27.0 million for the same period of 2008. This decrease reflects lower disposal volumes in the first six months of 2009 compared to the same period in 2008.

Gross margin was 26% for the six months ended June 30, 2009, down from 30% for the six months ended June 30, 2008. This decrease reflects lower treatment and disposal waste volumes partially offset by a decrease in transportation revenue. Disposal gross margins (excluding transportation revenue and costs) were 45% in the first six months of 2009 as compared to 54% in the first six months of 2008. This decrease reflects reduced operating leverage caused by significantly lower waste volumes and a greater percentage of waste requiring treatment (and increased variable costs) prior to disposal.

Selling, General and Administrative. As a percent of total revenue, SG&A expenses for the six months ended June 30, 2009 and 2008 were 10% and 8%, respectively.  SG&A expenses decreased 9% to $7.0 million, down from $7.7 million for the six months ended June 30, 2008. The decline in SG&A expense was due primarily to lower sales commissions on reduced revenues, lower incentive compensation and lower travel and administrative costs resulting from 2009 cost reduction initiatives.

Interest income. During the first six months of 2009, we earned $85,000 of interest income, down from $174,000 in the same period of 2008. This decrease reflects a lower average rate of interest earned on investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first six months of 2009, we recognized $124,000 in other income.  This reflects royalty income from a previously sold municipal waste landfill in Texas and a gain on the sale of a parcel of property associated with a non-operating site in Texas.  This income was partially offset by foreign currency transaction losses.  Other income in the first six months of 2008 was $159,000, primarily from the Texas royalty income.

Income tax expense. Our effective tax rate in the first six months of 2009 was 39.8% compared to 39.2% in the first six months of 2008. This increase is primarily due to lower pre-tax earnings in the current year increasing the impact non-tax-deductible expenses have on the effective tax rate.

At June 30, 2009 and December 31, 2008, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for the three months ended June 30, 2009 and 2008 were not material.

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

Liquidity and Capital Resources

Our principal source of cash is from operations. The $24.9 million in cash at June 30, 2009 was comprised of cash and cash equivalents immediately available for operations.

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring on June 15, 2010. This unsecured line-of-credit is available to supplement daily working capital if needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At June 30, 2009 we were in compliance with all financial covenants in the Revolving Credit Agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in December 2010. At June 30, 2009, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.

On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. On December 11, 2008, the program was extended to February 28, 2009. On February 23, 2009, the program was again extended, through December 31, 2009, unless extended, canceled or modified by our Board of Directors. This authorization does not obligate the Company to acquire any particular amount of common stock and is to be executed at management’s discretion within Board-established stock price limits. No stock was repurchased during the second quarter of 2009. Through June 30, 2009, the Company had purchased 155,315 shares under the plan at an average price of $16.68 per share using cash on hand.  We anticipate that any future repurchases would be funded with cash on hand.

Work under the Honeywell contract represented 51% of total revenue for the quarter ended June 30, 2009.  This project is expected to be completed in the third quarter of 2009.  While this contract represents a significant portion of the Company’s total revenue, approximately 75% of the revenue from this contract is for transportation services provided at or near our cost.  At June 30, 2009, the Company had approximately 502 gondola rail cars assigned to the Honeywell project, of which 208 are owned and 294 are under operating leases scheduled to expire in July and October 2009 consistent with scheduled project completion.  Management expects that its expanded treatment and disposal capabilities, expanded permits, our thermal desorption and recycling services and a continued strategy of maximizing operating leverage at our disposal sites will generate sufficient cash flows to continue to fund operations after the Honeywell contract is completed.

Management believes that cash on hand and cash flow from operations will be sufficient to meet all operating cash needs, including future dividends as may be approved by our Board of Directors and potential expenditures for the Board-approved stock repurchase plan, if any, during the next 12 months.

Operating Activities - For the six months ended June 30, 2009, net cash provided by operating activities was $17.7 million. This reflects net income of $7.2 million, decreases in receivables of $4.3 million, a $2.4 million decrease in income tax receivable and depreciation, amortization and accretion of $4.6 million.  Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.1 million and decreases in accrued salaries and benefits of $899,000.  Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables is primarily attributable to a decline in revenue in the six months ended June 30, 2009 compared with the first half of 2008. Day’s sales outstanding improved slightly to 65 days as of June 30, 2009, compared to 66 days at December 31, 2008 and 67 days at June 30, 2008. The decrease in income tax receivable reflects application of prior year over-payments to current year tax liabilities generated during the first half of 2009 and tax refunds received in the first half of 2009. The decrease in accounts payable and accrued liabilities is primarily attributable to lower waste disposal volumes in the first half of 2009.  The decrease in accrued salaries and benefits reflects incentive compensation earned for 2008 performance and paid in the first quarter of 2009.

For the six months ended June 30, 2008, net cash provided by operating activities was $16.5 million. This reflects net income of $12.0 million and depreciation, amortization and accretion of $5.7 million.  Partially offsetting these sources of cash were increases in receivables of $2.3 million and decreases in accounts payable and accrued liabilities of $1.3 million.

Investing Activities - For the six months ended June 30, 2009, net cash used in investing activities was $4.7 million. Significant transactions affecting cash used in investing activities during the first six months of 2009 include capital expenditures of $4.8 million.  Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity at our Robstown, Texas and Grand View, Idaho sites.

For the six months ended June 30, 2008, net cash used in investing activities was $5.1 million, including capital expenditures of $7.3 million.  Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.2 million.

Financing Activities - For the six months ended June 30, 2009 and 2008, net cash used in financing activities was $6.6 million and $5.4 million, respectively. This primarily reflects payment of dividends.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on February 25, 2009. There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes.

We have minimal interest rate risk on investments and other assets. At June 30, 2009, approximately $24.9 million was held in cash and cash equivalents primarily invested in money market accounts. Interest earned on these investments is less than 1% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

During the second quarter of 2009, management of the Company discovered evidence indicating that from November 2007 through April 2009 a former employee embezzled approximately $714,000 in the aggregate from the Company through an entity purporting to provide truck transportation services to one of the Company’s wholly-owned subsidiaries.

We believe the former employee was involved in the establishment of  this entity and that the former employee, in his capacity as a transportation manager of the Company, approved invoices from this entity for truck transportation services that were never performed.  We believe the former employee’s responsibilities, which included the coordination, arrangement and approval of transportation services, allowed him to perpetrate and conceal the embezzlement.

Management of the Company discovered the inappropriate activity in May 2009 through procedures stemming from financial statement reviews and other related monitoring controls.  Upon discovery of the embezzlement, management notified the Audit Committee of the Board of Directors and jointly reviewed and assessed its internal controls over financial reporting, concluding that a significant deficiency existed in the design of the Company’s internal controls over the disbursement process.

Notwithstanding this deficiency, management continues to believe that the Company’s internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for all prior periods.  The Company remediated this deficiency during the second quarter of 2009 by making enhancements to existing controls over vendor set-up and invoice approval by adding additional levels of review and authorization.  The Company has insurance policies in place that cover employee dishonesty claims and is pursuing recoveries of amounts under those policies.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions including a tightened credit market, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies, production rates for  thermal desorption services at our Texas and Nevada facilities, market conditions and pricing for recycled materials, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends, our willingness or ability to repurchase our own common stock under approved stock repurchase plans, and our ability to effectively integrate any potential acquisitions.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of American Ecology common stock made during the three months ended June 30, 2009:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2009 to April 30, 2009	-	$-	155,315	444,685
May 1, 2009 to May 31, 2009	-	$-	155,315	444,685
June 1, 2009 to June 30, 2009	-	$-	155,315	444,685
Total	-	$-	155,315	444,685

(1)	The reported periods conform to our fiscal calendar. The second quarter of fiscal 2009 began on April 1, 2009 and ended on June 30, 2009.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 12, 2009 (the “Annual Meeting”).  At the meeting, stockholders voted on the election of seven directors to our Board of Directors, and on the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009.  Following are the results of the matters voted on at the Annual Meeting.

1)	Election of Directors

Nominee	Votes For	Votes Withheld
Victor J. Barnhart	16,673,266	145,271
Joe F. Colvin	16,768,981	49,556
Roy C. Eliff	16,765,035	53,502
Edward F. Heil	16,578,515	240,021
Jeffrey S. Merrifield	16,769,624	48,912
John W. Polling	16,673,796	144,740
Stephen A. Romano	16,520,618	297,918

2)	Ratification of the Appointment of Deloitte & Touche as Our Independent Registered Public Accountant

Votes For	Votes Against	Abstentions	Broker Non-Voted
16,783,731	19,252	15,553	-

At a meeting of the new Board of Directors held immediately after the annual stockholder meeting, the Board appointed Mr. Stephen A. Romano to continue serving as Chairman of the Board and appointed Jeffrey S. Merrifield to continue serving as Lead Director. The Board also made the following committee appointments:

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
John W. Poling, Chairman	Victor J. Barnhart, Chairman	Jeffrey S. Merrifield, Chairman
Roy C. Eliff	Roy C. Eliff	Edward F. Heil
Victor J. Barnhart	John W. Poling	Joe F. Colvin

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	First Amendment to Revolving Credit Agreement with Wells Fargo

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Ecology Corporation
(Registrant)
Date: July 30, 2009	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer