Form 10-Q
period 2009-09-30
AMERICAN ECOLOGY CORP
filed 2009-10-29
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009
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

Yes ☐    No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 27, 2009 was 18,305,614.

AMERICAN ECOLOGY CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN ECOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$18,757	$18,473
Short-term investments	1,407	-
Receivables, net	29,105	30,737
Prepaid expenses and other current assets	1,846	2,281
Income tax receivable	-	2,834
Deferred income taxes	1,141	684
Total current assets	52,256	55,009

Property and equipment, net	69,699	67,987
Restricted cash	4,800	4,716
Total assets	$126,755	$127,712

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,498	$5,400
Deferred revenue	2,052	4,657
Accrued liabilities	4,000	4,398
Accrued salaries and benefits	1,895	2,895
Income taxes payable	539	-
Current portion of closure and post-closure obligations	2,051	490
Current portion of capital lease obligations	11	10
Total current liabilities	14,046	17,850

Long-term closure and post-closure obligations	12,864	13,972
Long-term capital lease obligations	12	21
Deferred income taxes	5,849	3,927
Total liabilities	32,771	35,770

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,306 and 18,304 shares issued, respectively	183	183
Additional paid-in capital	61,322	60,803
Retained earnings	35,069	33,544
Common stock held in treasury, at cost, 155 and 155 shares, respectively	(2,590)	(2,588)
Total stockholders’ equity	93,984	91,942
Total liabilities and stockholders’ equity	$126,755	$127,712

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$37,529	$41,051	$108,871	$131,786
Transportation costs	16,694	20,477	46,131	61,786
Other direct operating costs	10,852	10,553	34,099	32,957

Gross profit	9,983	10,021	28,641	37,043

Selling, general and administrative expenses	3,206	3,209	10,175	10,860
Operating income	6,777	6,812	18,466	26,183

Other income (expense):
Interest income	18	138	103	312
Interest expense	(1)	(2)	(2)	(6)
Other	101	78	225	237
Total other income	118	214	326	543

Income before income taxes	6,895	7,026	18,792	26,726
Income taxes	2,731	2,755	7,466	10,477
Net income	$4,164	$4,271	$11,326	$16,249

Earnings per share:
Basic	$0.23	$0.23	$0.62	$0.89
Dilutive	$0.23	$0.23	$0.62	$0.89

Shares used in earnings per share calculation:
Basic	18,148	18,261	18,145	18,241
Dilutive	18,170	18,330	18,173	18,301

Dividends paid per share	$0.18	$0.18	$0.54	$0.48

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$11,326	$16,249
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	6,937	8,195
Deferred income taxes	1,465	1,068
Stock-based compensation expense	539	629
Net loss on sale of property and equipment	38	19
Accretion of interest income	-	(15)
Changes in assets and liabilities:
Receivables	1,632	(308)
Income tax receivable	2,834	627
Other assets	435	195
Accounts payable and accrued liabilities	(1,448)	(2,128)
Deferred revenue	(2,605)	404
Accrued salaries and benefits	(1,000)	(417)
Income tax payable	539	-
Closure and post-closure obligations	(423)	(1,546)
Other	(19)	-
Net cash provided by operating activities	20,250	22,972

Cash Flows From Investing Activities:
Purchases of property and equipment	(8,725)	(11,055)
Proceeds from sale of property and equipment	62	11
Restricted cash	(84)	8
Purchases of short-term investments	(1,409)	(992)
Maturities of short-term investments	-	3,216
Net cash used in investing activities	(10,156)	(8,812)

Cash Flows From Financing Activities:
Dividends paid	(9,801)	(8,760)
Common stock repurchases	(2)	-
Other	(7)	(8)
Tax benefit of common stock options	-	215
Proceeds from stock option exercises	-	1,049
Net cash used in financing activities	(9,810)	(7,504)

Increase in cash and cash equivalents	284	6,656

Cash and cash equivalents at beginning of period	18,473	12,563

Cash and cash equivalents at end of period	$18,757	$19,219

Supplemental Disclosures
Income taxes paid, net of receipts	$2,649	$8,569
Interest paid	2	2
Non-cash investing and financing activities:
Capital expenditures in accounts payable	44	541
Acquisition of equipment with capital leases	-	6

See Notes to Consolidated Financial Statements.

AMERICAN ECOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – GENERAL

Basis of Presentation
The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of American Ecology Corporation and its wholly-owned subsidiaries (collectively, “AEC” or “the Company”). All material intercompany balances have been eliminated. We have evaluated subsequent events through the date and time the financial statements were issued on October 29, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 25, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 2 – REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. We recognize revenue from two primary sources: 1) waste treatment, recycling and disposal and 2) waste transportation services.

Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal or recycling of specified wastes. Waste treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and is recognized when services are complete and the waste is disposed of in our landfill.

Transportation revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of wastes from cleanup sites to disposal facilities operated by other companies. We account for our bundled arrangements as multiple deliverable arrangements and determine the amount of revenue recognized for each deliverable (unit of accounting) using the relative fair value method. Transportation revenue is recognized when the transported waste is received at the disposal facility. Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill, which is generally the same day as receipt of the waste at the disposal site.

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

NOTE 3 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new statement regarding fair value measurements located under the FASB Accounting Standards Codification™ (“ASC”) Topic 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While the new statement does not require any new fair value measurements, its application may change the current practice for fair value measurements. The new statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of the new statement for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of the new statement for nonfinancial assets and liabilities in the first quarter of 2009 had no significant impact on our consolidated financial statements.

In December 2007, the FASB issued a new statement regarding business combinations located under ASC Topic 805 Business Combinations (formerly SFAS 141(revised 2007), Business Combinations ), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree in a business combination. The new statement requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, the new statement modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The new statement also provides guidance on disclosures related to the nature and financial impact of the business combination and is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. The new statement will be adopted for business combinations, if any, entered into by the Company after December 31, 2008. The impact of this new standard will be dependent on the nature of acquisitions completed after adoption. Any impact will be evaluated as part of the economic evaluation of such a business combination.

In December 2007, the FASB issued a new statement establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary located under ASC Topic 810 Consolidation (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51). This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement was effective for the Company at the beginning of the first quarter of 2009 and had no impact on our consolidated financial statements since we have no non-controlling interests in any subsidiaries and have had no subsidiary deconsolidation.

In March 2008, the FASB issued a new statement which expands quarterly disclosure requirements regarding an entity’s derivative instruments and hedging activities. The new statement is located under ASC Topic 815-10 Derivatives and Hedging (formerly SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). This statement was effective for the Company at the beginning of the first quarter of 2009 and had no impact on our consolidated financial statements since we currently do not have any derivative instruments or hedging activities.

In June 2008, the FASB issued guidance, located in ASC Topic 260-10 Earnings Per Share (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities), that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. This new guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The new guidance was effective for the Company beginning January 1, 2009 and did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ending June 30, 2009 for the Company.  The adoption of this new statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a new statement that provides for the FASB ASC (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The new statement, located in ASC Topic 105-10 Generally Accepted Accounting Principles (formerly SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) is effective for interim and annual periods ending after September 15, 2009, which was the quarter ending September 30, 2009 for the Company.  The adoption of this statement did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force which provides authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  ASU No. 2009-13 is effective for revenue arrangements entered into or modified in fiscal years after June 15, 2010.   We do not believe that the adoption of this new guidance will have a material impact on our financial statements.

In June 2009, the FASB issued a new statement that provides authoritative guidance on the consolidation of variable interest entities. The new guidance located in ASC Topic 810-10 Consolidation (formerly SFAS 167, Amendments to FASB Interpretation No. 46(R)) requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  The new statement will be effective for the Company at the start of the first quarter of 2010. We do not believe that the adoption of this new statement will have a material impact on our financial statements since we have no variable interest entities.

NOTE 4 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a contract with Honeywell International, Inc. (“Honeywell”) for transportation, treatment and disposal of hazardous waste from a multi-year clean-up site and other, smaller sites in New Jersey. Our services for the primary clean-up site were completed in early October 2009. Revenue under this bundled service contract represented 43% and 52% of our total revenue for the three months ended September 30, 2009 and 2008, respectively, and 46% and 43% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively. No other customer represented more than 10% of total revenue for the three or nine months ended September 30, 2009 and 2008, respectively. Receivables from Honeywell represented 48% of our total trade receivables at September 30, 2009 and 43% of total trade receivables at December 31, 2008. Receivables from one other customer represented 13% of our total trade receivables at September 30, 2009 and none of our total trade receivables at December 31, 2008. No other customer’s receivable balances exceeded 10% of our total trade receivables at September 30, 2009 or December 31, 2008.

Credit Risk Concentration. We maintain most of our cash with Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process, except for receivables from Honeywell for which significant credit risk exists. We believe that credit risk on Honeywell receivables is partially mitigated by federal court orders requiring that Honeywell perform activities performed under our contract and Honeywell’s compliant payment history over the contract’s multi-year period. Typically, we have not required customers to provide collateral for such obligations.

NOTE 5 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include funds held in managed money market funds with Wells Fargo & Company and Fidelity Investments. The fair value of these money market funds, using Level 1 inputs consistent with ASC Topic 820 Fair Value Measurements and Disclosures was $15.2 million at September 30, 2009.

NOTE 6 – SHORT-TERM INVESTMENTS

Short-term investments of $1.4 million are comprised of high investment grade commercial paper that are accounted for as available-for-sale securities and recorded at their fair value using Level 1 inputs consistent with ASC Topic 820 Fair Value Measurements and Disclosures.

NOTE 7 - RECEIVABLES

Receivables were as follows:

	September 30,	December 31,
(in thousands)	2009	2008

Trade	$28,942	$27,324
Unbilled revenue	132	3,536
Other	142	226
	29,216	31,086
Allowance for doubtful accounts	(111)	(349)
	$29,105	$30,737

NOTE 8 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
(in thousands)	2009	2008

Cell development costs	$45,377	$42,432
Land and improvements	9,206	9,158
Buildings and improvements	29,108	29,721
Railcars	17,375	17,375
Vehicles and other equipment	24,153	22,065
Construction in progress	7,156	4,473
	132,375	125,224
Accumulated depreciation and amortization	(62,676)	(57,237)
	$69,699	$67,987

Depreciation expense for the three months ended September 30, 2009 and 2008 was $2.0 million and $2.2 million, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $6.1 million and $7.3 million, respectively.

NOTE 9 – RESTRICTED CASH

Restricted cash balances of $4.8 million at September 30, 2009 and $4.7 million at December 31, 2008 are held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations. These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 10 – LINE OF CREDIT

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This Revolving Credit Agreement expires on June 15, 2010. Monthly interest-only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At September 30, 2009, we were in compliance with all of the financial covenants in the Revolving Credit Agreement.

At September 30, 2009 and December 31, 2008, we had no amounts outstanding on the revolving line of credit. At September 30, 2009 and December 31, 2008, the availability under the line of credit was $11.0 million. An additional $4.0 million of the line of credit has been issued in the form of a standby letter of credit that provides collateral for closure and post-closure financial assurance.

NOTE 11 – CLOSURE AND POST-CLOSURE OBLIGATIONS

Closure and post-closure obligations are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated post-closure, remediation and other costs when necessary. Our recorded liabilities are based on estimates of future costs and are updated periodically to reflect existing environmental conditions, current technology, laws and regulations, permit conditions, inflation and other factors.

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Beginning obligation	$14,758	$14,462
Accretion expense	292	876
Payments	(135)	(423)
Adjustments	-	-
Ending obligation	14,915	14,915
Less current portion	(2,051)	(2,051)
Long-term portion	$12,864	$12,864

NOTE 12 – INCOME TAXES

As of September 30, 2009 and December 31, 2008, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and nine months ended September 30, 2009 and 2008 were not material.

Our effective tax rate for the three and nine months ended September 30, 2009 was 39.6% and 39.7%, respectively compared to 39.2% for each of the three and nine months ended September 30, 2008. This increase is primarily due to lower pre-tax earnings in the current year which increased the impact that non-tax-deductible expenses had on the effective tax rate.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are periodically involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permit modifications at existing facilities, proposed new facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operating sites or non-operating sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operation. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of September 30, 2009, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 14 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$4,164	$4,164	$4,271	$4,271
Weighted average common shares outstanding	18,148	18,148	18,261	18,261

Dilutive effect of stock options and restricted stock		22		69
Weighted average shares outstanding		18,170		18,330

Earnings per share	$0.23	$0.23	$0.23	$0.23

Anti-dilutive shares excluded from calculation		280		8

(in thousands, except per share data)	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$11,326	$11,326	$16,249	$16,249

Weighted average common shares outstanding	18,145	18,145	18,241	18,241

Dilutive effect of stock options and restricted stock		28		60
Weighted average shares outstanding		18,173		18,301

Earnings per share	$0.62	$0.62	$0.89	$0.89

Anti-dilutive shares excluded from calculation		276		61

NOTE 15 – OPERATING SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2009
Revenue - Treatment and disposal	$20,258	$10	$-	$20,268
Revenue - Transportation services	17,261	-	-	17,261
Total revenue	37,519	10	-	37,529
Transportation costs	16,694	-	-	16,694
Other direct operating costs	10,790	62	-	10,852
Gross profit	10,035	(52)	-	9,983
Selling, general & administration	1,043	-	2,163	3,206
Operating income (loss)	8,992	(52)	(2,163)	6,777
Interest, net	(1)	-	18	17
Other income	61	40	-	101
Income (loss) before income taxes	9,052	(12)	(2,145)	6,895
Income taxes	-	-	2,731	2,731
Net income (loss)	$9,052	$(12)	$(4,876)	$4,164
Depreciation, amortization & accretion	$2,229	$54	$12	$2,295
Capital expenditures	$3,950	$-	$7	$3,957
Total assets	$98,803	$54	$27,898	$126,755

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2008
Revenue - Treatment and disposal	$20,779	$9	$-	$20,788
Revenue - Transportation services	20,263	-	-	20,263
Total revenue	41,042	9	-	41,051
Transportation costs	20,477	-	-	20,477
Other direct operating costs	10,458	95	-	10,553
Gross profit	10,107	(86)	-	10,021
Selling, general & administration	1,086	-	2,123	3,209
Operating income (loss)	9,021	(86)	(2,123)	6,812
Interest, net	(2)	-	138	136
Other income	78	-	-	78
Income (loss) before income taxes	9,097	(86)	(1,985)	7,026
Income taxes	-	-	2,755	2,755
Net income (loss)	$9,097	$(86)	$(4,740)	$4,271
Depreciation, amortization & accretion	$2,439	$72	$13	$2,524
Capital expenditures	$3,720	$-	$-	$3,720
Total assets	$97,981	$62	$27,495	$125,538

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2009
Revenue - Treatment and disposal	$62,316	$17	$-	$62,333
Revenue - Transportation services	46,538	-	-	46,538
Total revenue	108,854	17	-	108,871
Transportation costs	46,131	-	-	46,131
Other direct operating costs	33,926	173	-	34,099
Gross profit	28,797	(156)	-	28,641
Selling, general & administration	3,279	-	6,896	10,175
Operating income (loss)	25,518	(156)	(6,896)	18,466
Interest income, net	(1)	-	102	101
Other income	147	78	-	225
Income (loss) before tax	25,664	(78)	(6,794)	18,792
Tax expense	-	-	7,466	7,466
Net income (loss)	$25,664	$(78)	$(14,260)	$11,326
Depreciation, amortization & accretion	$6,740	$164	$33	$6,937
Capital expenditures	$8,707	$-	$18	$8,725
Total assets	$98,803	$54	$27,898	$126,755

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2008
Revenue - Treatment and disposal	$69,906	$19	$-	$69,925
Revenue - Transportation services	61,861	-	-	61,861
Total revenue	131,767	19	-	131,786
Transportation costs	61,786	-	-	61,786
Other direct operating costs	32,579	346	32	32,957
Gross profit	37,402	(327)	(32)	37,043
Selling, general & administration	3,661	-	7,199	10,860
Operating income (loss)	33,741	(327)	(7,231)	26,183
Interest income, net	(3)	-	309	306
Other income	236	-	1	237
Income (loss) before tax	33,974	(327)	(6,921)	26,726
Tax expense	-	-	10,477	10,477
Net income (loss)	$33,974	$(327)	$(17,398)	$16,249
Depreciation, amortization & accretion	$7,943	$215	$37	$8,195
Capital expenditures	$10,996	$9	$50	$11,055
Total assets	$97,981	$62	$27,495	$125,538

NOTE 16 – SUBSEQUENT EVENT

On October 1, 2009, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 16, 2009. The dividend was paid using cash on hand on October 23, 2009 in an aggregate amount of $3.3 million.

AMERICAN ECOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

American Ecology Corporation, through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including but not limited to oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three and nine months ended September 30, 2009.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended September 30, 2009	% of Treatment and Disposal Revenue (1) for the Nine Months ended September 30, 2009
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	36%	34%
Private Clean-up	Private sector clean-up project waste, typically Event business.	23%	24%
Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	14%	14%
Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	11%	12%
Other industry	Electric utilities, chemical manufacturers and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	8%	9%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	7%	6%
Steel	Steel mill customers, comprised of both Base and Event clean-up business.	1%	1%
(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 46% and 48% of our treatment and disposal revenue was derived from Event Business for the three and nine months ended September 30, 2009, respectively. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions. Management believes that the significant adverse economic conditions emerging in late 2008 and continuing in 2009 exacerbate the uncertainty inherent in projecting future results.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States (e.g. Honeywell Jersey City contract work) and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percent of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not otherwise have competed for successfully. Our acquisition of a Company-owned railcar fleet to supplement railcars obtained under operating leases has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses.

The increased waste volumes resulting from projects won through this bundling strategy have driven operating leverage benefits and increased profitability. While waste treatment and other variable costs are project-specific, the earnings contribution from the individual projects generally increases as overall disposal volumes increase. Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We plan to continue aggressively bidding bundled transportation and disposal services based on this strategy.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies.  Such transportation services may be bundled with for-profit logistics and field services support work.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are, or may be, affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers to curtail operations resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Adverse economic trends arising in the second half of 2008 and continuing in 2009 have resulted in a decrease in near-term demand for our services from industrial production, manufacturing activities and waste-generating businesses that support them. These conditions also adversely impact spending on market-driven real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects. We have tightened our credit standards in response to these trends.  Demand for our services may benefit over time from greater emphasis on enforcement by the current federal administration as well as increased federal funding for environmental remediation, including funds specifically appropriated for remediation by the American Recovery and Reinvestment Act of 2009 (“ARRA”). While we have received ARRA funding commitments on certain projects served by the Company and believe additional opportunities exist, this process has been slower than initially anticipated and we are not in a position to estimate the overall opportunity to the Company represented by the ARRA.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2009 and 2008 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended September 30,				Nine Months Ended September 30,
share amounts)	2009	%	2008	%	2009	%	2008	%

Revenue	$37,529	100.0%	$41,051	100.0%	$108,871	100.0%	$131,786	100.0%
Transportation costs	16,694	44.5%	20,477	49.9%	46,131	42.4%	61,786	46.9%
Other direct operating costs	10,852	28.9%	10,553	25.7%	34,099	31.3%	32,957	25.0%

Gross profit	9,983	26.6%	10,021	24.4%	28,641	26.3%	37,043	28.1%

Selling, general and administrative expenses	3,206	8.5%	3,209	7.8%	10,175	9.3%	10,860	8.2%
Operating income	6,777	18.1%	6,812	16.6%	18,466	17.0%	26,183	19.9%

Other income (expense):
Interest income	18	0.0%	138	0.3%	103	0.1%	312	0.2%
Interest expense	(1)	0.0%	(2)	0.0%	(2)	0.0%	(6)	0.0%
Other	101	0.3%	78	0.2%	225	0.2%	237	0.2%
Total other income	118	0.3%	214	0.5%	326	0.3%	543	0.4%

Income before income taxes	6,895	18.4%	7,026	17.1%	18,792	17.3%	26,726	20.3%
Income taxes	2,731	7.3%	2,755	6.7%	7,466	6.9%	10,477	8.0%
Net income	$4,164	11.1%	$4,271	10.4%	$11,326	10.4%	$16,249	12.3%

Earnings per share:
Basic	$0.23		$0.23		$0.62		$0.89
Dilutive	$0.23		$0.23		$0.62		$0.89

Shares used in earnings per share calculation:
Basic	18,148		18,261		18,145		18,241
Dilutive	18,170		18,330		18,173		18,301

Dividends paid per share	$0.18		$0.18		$0.54		$0.48

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue - Revenue decreased 9% to $37.5 million for the third quarter of 2009, down from $41.1 million in the third quarter of 2008. This reflects lower transportation revenue and lower treatment and disposal revenue in the third quarter of 2009 as compared to the third quarter of 2008, which we believe was a result of the adverse economic conditions initially experienced by the Company in late 2008 and continuing into 2009. In the third quarter of 2009, we disposed of 201,000 tons of waste, down 24% from 263,000 tons disposed in the third quarter of 2008. This volume decline was partially offset by a 31% increase in average selling price for treatment and disposal services (excluding transportation) in the third quarter of 2009 compared to the third quarter of 2008. This increase primarily reflects pricing on thermal recycling services introduced at our Robstown, TX facility in the second half of 2008.

During the third quarter of 2009, treatment and disposal revenue from recurring Base Business customers was 2% lower than the third quarter of 2008 and comprised 54% of non-transportation revenue. This compared to 53% of non-transportation Base Business revenue in the third quarter of 2008. This decrease primarily reflects declines in our other industry, steel and refinery customer categories.

Event Business revenue in the third quarter of 2009 decreased 2% compared to the same quarter in 2008 and was 46% of non-transportation revenue for the quarter. This compared to 47% of non-transportation Event Business in the third quarter of 2008. As discussed further below, this reflects decreased treatment and disposal revenue from private, government and steel customer categories.

The following table summarizes our third quarter 2009 revenue growth (both Base and Event Business) by customer type as compared with the third quarter of 2008.

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Refinery	107%
Broker	7%
Rate regulated	6%
Government	-5%
Private	-17%
Other industry	-21%
Steel	-72%

Treatment and disposal revenue from our refinery customers increased 107% in the third quarter of 2009 compared to the same quarter in 2008. This increase primarily reflects initial introduction of thermal recycling services at our Robstown, Texas facility in the third quarter of 2008.

Our broker business increased 7% in the third quarter of 2009 compared to the same quarter in 2008. This increase reflects our continued success working with national and smaller regional waste broker companies that do not compete with us for disposal business.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 6% in the third quarter of 2009 compared to the third quarter of 2008. Our Richland facility operates under a State-approved revenue requirement. The increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 5% in the third quarter of 2009 compared to the third quarter of 2008. This decline reflects lower shipment volumes from U.S. Army Corps of Engineers (“USACE”) project sites. Event Business under our contract with USACE contributed $2.2 million or 6% of total revenue in the third quarter of 2009, compared to $2.4 million or 6% of total revenue in the third quarter of 2008. Project-specific timing at the multiple USACE clean-up sites we serve contributed to this variability. Each such site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.  We believe the timing and disbursement of funds for discrete work phases in the second and third quarters of 2009 were negatively impacted by competing administrative demands associated with USACE implementation of the ARRA.

Treatment and disposal revenue from private clean-up customers decreased 17% in the third quarter of 2009 as compared to the same quarter last year. This decrease primarily reflects lower waste shipments from the Honeywell Jersey City Study Area 7 site, which was essentially completed during the third quarter, and the Molycorp, Pennsylvania project which was completed in early 2009.  The Honeywell project contributed 43% of total revenue (including transportation) in the third quarter of 2009 and 52% of total revenue (including transportation) in the third quarter of 2008, or $16.0 million and $21.4 million, respectively.

Our other industry revenue category decreased 21% in the third quarter of 2009 compared to the third quarter of 2008. This decrease reflects both Base and Event Business declines over multiple manufacturing and other industrial customers as a result of weaker period over period economic conditions for our industry.

Treatment and disposal revenue from our steel mill customers decreased 72% in the third quarter of 2009 compared to the third quarter of 2008. This reflects business lost to zinc recyclers offering a cost-effective alternative to land disposal combined with substantially reduced steel production in the third quarter of 2009 at mills currently served by the Company.

Gross Profit. Gross profit for the third quarter of 2009 and 2008 was $10.0 million.  Gross profit in the third quarter of 2008 benefited from a favorable adjustment of $857,000 to our closure and post-closure obligations. This favorable adjustment was based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated state account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada hazardous waste disposal facility can be used to fund interim closure activities.

Gross margin was 27% in the third quarter of 2009, up from 24% in the third quarter of 2008. This increase includes gross profit resulting from the arrangement of transportation and logistics services by the Company for waste shipped to a disposal facility operated by another company during the third quarter of 2009. This was partially offset by a decrease in treatment and disposal gross profit. Disposal gross margins (excluding transportation revenue and costs) were 46% in the third quarter of 2009 compared to 49% in the third quarter of 2008. This decrease reflects the favorable adjustment to our closure and post-closure obligations recognized in the third quarter of 2008.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the third quarter of 2009 and 2008 were 9% and 8%, respectively. SG&A expenses were $3.2 million, flat when compared to $3.2 million for the third quarter of 2008.

Interest income. During the third quarter of 2009, we earned $18,000 of interest income, down from $138,000 in the third quarter of 2008. This decrease reflects a lower average rate of interest earned on cash and short-term investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the third quarter of 2009, we recognized $101,000 in other income. This reflects royalty income from a previously sold municipal waste landfill in Texas and a gain on the sale of building and land associated with a non-operating facility in Texas. Other income in the third quarter of 2008 was $78,000, primarily from royalty income.

Income tax expense. Our effective tax rate for the third quarter 2009 was 39.6% compared to 39.2% in the third quarter of 2008. This increase is primarily due to lower pre-tax earnings in the current year which increased the impact that non-tax-deductible expenses had on the effective tax rate.

At September 30, 2009 and December 31, 2008, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the three months ended September 30, 2009 and 2008 were not material.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue - Revenue decreased 17% to $108.9 million for the first nine months of 2009, down from $131.8 million for the first nine months of 2008. This decrease reflects lower treatment and disposal revenue and lower revenue on bundled rail transportation and disposal contracts. In the nine months ended September 30, 2009, we disposed of 642,000 tons of waste, down 31% from 931,000 tons disposed in the first nine months of 2008. Our average selling price for treatment and disposal services (excluding transportation) in the first nine months of 2009 was 32% higher than in the first nine months of 2008. This increase primarily reflects pricing for the thermal recycling service initially introduced at our Robstown, TX facility in the second half of 2008.

During the nine months ended September 30, 2009, treatment and disposal revenue from recurring Base Business customers was 3% lower than the same period of 2008 and comprised 52% of non-transportation revenue.  This compared to 48% of non-transportation revenue in the nine months ended September 30, 2008. This primarily reflects Base Business declines in our steel, broker and other industry customer categories partially offset by growth in our broker business.

Event Business revenue in the nine months ended September 30, 2009 decreased 19% compared to the first nine months of 2008 and comprised 48% of non-transportation revenue for the nine months ended September 30, 2009. This compared to 52% of non-transportation revenue in the nine months ended September 30, 2008. As discussed further below, this reflects decreased treatment and disposal revenue from government, private and other industry customer categories.

The following table summarizes our revenue growth (both Base and Event Business) by industry customer type for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Refinery	130%
Broker	5%
Rate Regulated	5%
Private	-15%
Other industry	-28%
Government	-44%
Steel	-74%

Treatment and disposal revenue from our refinery customers increased 130% in the nine months ended September 30, 2009 compared to the same period in 2008. This increase is primarily due to initial introduction of thermal recycling services at our Robstown, Texas facility in the second half of 2008.

Broker business increased 5% in the nine months ended September 30, 2009 compared to the first nine months of 2008. This increase primarily reflects growth in waste brokered to us for thermal recycling services at our Robstown, Texas facility in the second quarter of 2009.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 5% for the nine months ended September 30, 2009 compared to the same period in 2008. Our Richland facility operates under a State-approved revenue requirement. This increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Treatment and disposal revenue from private clean-up customers for the nine months ended September 30, 2009 decreased 15% when compared to the nine months ended September 30, 2008. The decrease is due primarily to decreased shipments on the Molycorp, Pennsylvania and Honeywell Study Area 7 projects in the first nine months of 2009 compared to the first nine months of 2008. The Molycorp project, which ramped down to completion in the second quarter of 2009, contributed 2% of total revenue (including transportation), or $2.0 million for the nine months ended September 30, 2009, as compared to 5% of total revenue (including transportation), or $7.0 million for the nine months ended September 30, 2008. The Honeywell Study Area 7 site and other much smaller Honeywell Study Area sites contributed 46% of total revenue (including transportation) for the nine months ended September 30, 2009, or $49.9 million compared to 43% of total revenue (including transportation), or $56.7 million, for the same period of 2008.

Other industry revenue decreased 28% in the first nine months of 2009 compared to the first nine months of 2008. This reflects a PCB waste clean-up for an electric utility customer shipped to our Grand View, Idaho facility that was completed in 2008 coupled with a decline in business with electric utility, manufacturing and other industrial customers as a result of weaker period over period economic conditions for our industry.

Government clean-up business revenue decreased 44% in the first nine months of 2009 compared to the first nine months of 2008. This decrease reflects state-funded clean-up projects shipped to our Robstown, Texas and Beatty, Nevada facilities, a US Army remediation project shipped to our Grand View, Idaho facility from an overseas military base and a military base clean-up project shipping to our Beatty, Nevada facility which were all completed in 2008 and not fully replaced in 2009. Cleanup work under the USACE contract also declined, contributing 6% of total revenue or $7.0 million in the first nine months of 2009 compared to 7% of total revenue or $9.0 million in the first nine months of 2008. Project-specific timing at the multiple USACE clean-up sites we serve contributed to this variability. Each such site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the previous nine months. We believe the timing and disbursement of funds for discrete work phases in the second and third quarters of 2009 were negatively impacted by competing administrative demands associated with USACE implementation of the ARRA.

Treatment and disposal revenue from steel mill customers decreased 74% in the first nine months of 2009 compared to the same period of 2008. This reflects business lost to zinc recyclers offering a cost-effective alternative to land disposal as well as substantially reduced steel production levels in the first nine months of 2009 at mills currently served by the Company.

Gross Profit. Gross profit for the nine months ended September 30, 2009 decreased 23% to $28.6 million, down from $37.0 million for the same period of 2008. This decrease reflects lower disposal volumes in the first nine months of 2009 compared to the same period in 2008. This decrease was also partially attributable to a positive adjustment of $857,000 to our closure and post-closure obligations in the third quarter of 2008. This favorable adjustment was based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated state account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada hazardous waste disposal facility can be used to fund interim closure activities.

Gross margin was 26% for the nine months ended September 30, 2009, down from 28% for the nine months ended September 30, 2008. This decrease reflects lower treatment and disposal waste volumes partially offset by a decrease in transportation revenue. Disposal gross margins (excluding transportation revenue and costs) were 45% in the first nine months of 2009 as compared to 53% in the first nine months of 2008. This decrease reflects reduced operating leverage caused by significantly lower waste volumes as well as a greater percentage of waste requiring treatment (and increased variable costs) prior to disposal.

Selling, General and Administrative. As a percent of total revenue, SG&A expenses for the nine months ended September 30, 2009 and 2008 were 9% and 8%, respectively. SG&A expenses decreased 6% to $10.2 million, down from $10.9 million for the nine months ended September 30, 2008. The decline in SG&A expense was due primarily to lower sales commissions on reduced revenues, lower incentive compensation on lower revenue and earnings and lower labor, travel and administrative costs resulting from ongoing 2009 cost reduction initiatives.

Interest income. During the first nine months of 2009, we earned $103,000 of interest income, down from $312,000 in the same period of 2008. This decrease reflects a lower average rate of interest earned on cash and short-term investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first nine months of 2009, we recognized $225,000 in other income. This reflects royalty income from a previously sold municipal waste landfill in Texas and a gain on the sale of a parcel of property associated with a non-operating facility in Texas. This income was partially offset by foreign currency transaction losses. Other income in the first nine months of 2008 was $237,000, primarily from royalty income.

Income tax expense. Our effective tax rate in the first nine months of 2009 was 39.7% compared to 39.2% in the first nine months of 2008. This increase is primarily due to lower pre-tax earnings in the current year which increased the impact that non-tax-deductible expenses had on the effective tax rate.

At September 30, 2009 and December 31, 2008, we had no unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for the nine months ended September 30, 2009 and 2008 were not material.

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

Liquidity and Capital Resources

Our principal source of cash is from operations. The $18.8 million in cash at September 30, 2009 was comprised of cash and cash equivalents immediately available for operations.

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring on June 15, 2010. This unsecured line-of-credit is available to supplement daily working capital if needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At September 30, 2009 we were in compliance with all financial covenants in the Revolving Credit Agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in December 2010. At September 30, 2009, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.

On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. On December 11, 2008, the program was extended to February 28, 2009. On February 23, 2009, the program was again extended through December 31, 2009, unless extended, canceled or modified by our Board of Directors. This authorization does not obligate the Company to acquire any particular amount of common stock and is to be executed at management’s discretion within Board-established stock price limits. No stock was repurchased during the third quarter of 2009. During 2008 and through September 30, 2009, the Company purchased 155,315 shares under the plan at an average price of $16.68 per share using cash on hand. We anticipate that future repurchases, if any, would be funded with cash on hand.

Work under our Honeywell contract represented 43% of total revenue for the quarter ended September 30, 2009. Work on Study Area 7, the primary Honeywell Jersey site, was completed in early October 2009. While this work represented a significant portion of the Company’s total revenue, approximately 75% of the revenue from this contract is for transportation services provided at or near our cost. The Honeywell contract remains in effect for work at other smaller Honeywell Study Area sites in the Jersey City area. At September 30, 2009, the Company had approximately 376 gondola rail cars assigned to the Honeywell project, of which 234 are owned and 142 were under operating leases expiring in October 2009. Management intends to return those leased railcars not being deployed on other projects on or before the date of lease termination. We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after completion of the Honeywell contract is completed.

Management believes that cash on hand and cash flow from operations will be sufficient to meet all operating cash needs and potential expenditures for the Board-approved stock repurchase plan, if any, during the next 12 months.

Operating Activities - For the nine months ended September 30, 2009, net cash provided by operating activities was $20.3 million. This reflects net income of $11.3 million, decreases in receivables of $1.6 million, utilization of a $2.8 million income tax receivable and depreciation, amortization and accretion of $6.9 million. Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.4 million, decreases in deferred revenue of $2.6 million and decreases in accrued salaries and benefits of $1.0 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables is primarily attributable to a decline in revenue in the nine months ended September 30, 2009 compared with the first nine months of 2008. Day’s sales outstanding were 69 days as of September 30, 2009, compared to 66 days at December 31, 2008 and 67 days at September 30, 2008. The decrease in income tax receivable reflects application of prior year over-payments to current year tax liabilities generated during the first nine months of 2009. The decrease in accounts payable and accrued liabilities and deferred revenue is primarily attributable to lower waste disposal volumes in the first nine months of 2009. The decrease in accrued salaries and benefits reflects incentive compensation earned for 2008 performance and paid in the first quarter of 2009.

For the nine months ended September 30, 2008, net cash provided by operating activities was $23.0 million. This reflects net income of $16.2 million and depreciation, amortization and accretion of $8.2 million. Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $2.1 million and decreases in closure and post-closure obligations of $1.5 million.

Investing Activities - For the nine months ended September 30, 2009, net cash used in investing activities was $10.2 million. Significant transactions affecting cash used in investing activities during the first nine months of 2009 include capital expenditures of $8.7 million and purchases of short-term investments of $1.4 million. Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity at our Robstown, Texas and Grand View, Idaho sites.

For the nine months ended September 30, 2008, net cash used in investing activities was $8.8 million, including capital expenditures of $11.1 million. Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.2 million.

Financing Activities - For the nine months ended September 30, 2009 and 2008, net cash used in financing activities was $9.8 million and $7.5 million, respectively. This primarily reflects payment of dividends.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on February 25, 2009. There were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes. We have minimal interest rate risk on short-term investments and other assets. At September 30, 2009, approximately $18.8 million was held in cash and cash equivalents primarily invested in money market accounts and $1.4 million invested in high investment grade commercial paper. Interest earned on these investments is less than 1% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions including a tightened credit market, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies, production rates for thermal treatment services at our Texas and Nevada facilities, market conditions and pricing for recycled materials, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends, our willingness or ability to repurchase our own common stock under approved stock repurchase plans, and our ability to effectively integrate any potential acquisitions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of American Ecology common stock made during the three months ended September 30, 2009:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2009 to July 31, 2009	-	$-	155,315	444,685
August 1, 2009 to August 31, 2009	-	$-	155,315	444,685
September 1, 2009 to September 30, 2009	-	$-	155,315	444,685
Total	-	$-	155,315	444,685

(1)	The reported periods conform to our fiscal calendar. The third quarter of fiscal 2009 began on July 1, 2009 and ended on September 30, 2009.
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

American Ecology Corporation
(Registrant)
Date: October 29, 2009	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer