Form 10-K
period 2009-12-31
US ECOLOGY, INC.
filed 2010-03-04
CIK 742126

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009 OR
☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________.

Commission file number: 0-11688

US ECOLOGY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3889638
(State or other jurisdiction)	(I.R.S. Employer Identification Number)
300 E. Mallard Dr., Suite 300
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2009 was approximately $305.5 million based on the closing price of $17.92 per share as reported on the NASDAQ Global Market System.

At March 2, 2010, the registrant had outstanding 18,319,851 shares of its Common Stock.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 24, 2010 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2009, portions of which are incorporated by reference into Part III of this Form 10-K.

US ECOLOGY, INC. (formerly known as American Ecology Corporation)
FORM 10-K
TABLE OF CONTENTS

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws and regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions including a tightened credit market, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies, production rates for thermal treatment services, market conditions and pricing for recycled materials, our ability to replace business from our  completed Honeywell Jersey City project, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends, and our ability to effectively integrate any acquisitions.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section in this report could harm our business, prospects, operating results, and financial condition.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of US Ecology, Inc.

Item 1. Business

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
AEA	Atomic Energy Act of 1954 as amended

US Ecology, the Company, “we,” “our,” “us”	US Ecology, Inc., and its subsidiaries

CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980

FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program

LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal

LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal

NORM/NARM	Naturally occurring and accelerator produced radioactive material

NRC	U.S. Nuclear Regulatory Commission

PCBs	Polychlorinated biphenyls

RCRA	Resource Conservation and Recovery Act of 1976

SEC	U. S. Securities and Exchange Commission

TCEQ	Texas Commission on Environmental Quality

TSCA	Toxic Substances Control Act of 1976

USACE	U.S. Army Corps of Engineers

USEPA	U.S. Environmental Protection Agency

WUTC	Washington Utilities and Transportation Commission

US Ecology, Inc., (formerly known as American Ecology Corporation) through our subsidiaries, provides radioactive, hazardous, PCB and non-hazardous industrial waste management and recycling services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions and waste broker / aggregators. Headquartered in Boise, Idaho, we are one of the nation’s oldest providers of such services. US Ecology and its predecessor companies have been in business for more than 50 years. We operate nationally and employed 221 people as of December 31, 2009.

Our filings with the SEC are posted on our website at www.usecology.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public can also obtain copies of these filings by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov.

US Ecology was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010, the Company changed its name from American Ecology Corporation to US Ecology, Inc. Our wholly-owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation (“USEN”); US Ecology Washington, Inc., a Delaware corporation (“USEW”); US Ecology Texas, Inc., a Delaware corporation (“USET”); US Ecology Idaho, Inc., a Delaware corporation (“USEI”) and US Ecology Field Services, Inc., a Delaware corporation (“USEFS”). American Ecology Recycle Center, Inc., a Delaware corporation (“AERC”) previously operated our discontinued Oak Ridge, Tennessee LLRW processing business. US Ecology Illinois, Inc., a California corporation, operates our closed property in Sheffield, Illinois.

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

The following table summarizes each segment:

Subsidiary	Location	Services

Operating Disposal Facilities

USEI	Grand View, Idaho	Hazardous, non-hazardous industrial, PCB, NORM/NARM, LARM and mixed waste treatment and disposal, rail transfer station

USET	Robstown, Texas	Hazardous, non-hazardous industrial, LARM and NORM/NARM waste treatment and disposal, recycling services, rail transfer station

USEN	Beatty, Nevada	Hazardous, non-hazardous industrial and PCB waste treatment and disposal

USEW	Richland, Washington	LLRW, NORM/NARM and LARM waste disposal

Non-Operating Facilities

US Ecology Illinois, Inc. (“USE”)	Sheffield, Illinois	Closed LLRW disposal facility under long-term care: State of Illinois is licensee

USE	Sheffield, Illinois	Non-operating hazardous waste disposal facility: USE is permittee

American Ecology Environmental Services Corporation (“AEESC”)	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee

USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: USEI is permittee

Operating Disposal Facilities

A significant portion of our disposal revenue is derived from discrete waste clean-up projects (“Event Business”) which vary widely in size, duration and unit pricing. The duration of Event Business projects can last from a one-week clean up of a small contaminated site to a multiple year clean-up project. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from recurring customers (“Base Business”) also vary quarter-to-quarter, sometimes significantly, but are generally more predictable than Event Business.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho or Robstown, Texas facilities, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue.

The types of waste received, also referred to as “service mix,” can produce significant quarter-to-quarter and year-to-year variations in revenue, gross profit, gross margin, operating profit and net income for both Base and Event business. Event Business contributed approximately 44% and 50% of revenue for the years ended December 31, 2009 and 2008, respectively. Base Business represented approximately 56% and 50% of disposal revenue (excluding transportation revenue) for the years ended December 31, 2009 and 2008, respectively. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.  Contribution margin is influenced by whether the waste may be directly disposed (“direct disposal”) or requires the application of chemical reagents (variable costs) to treat the waste prior to disposal.

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

Robstown, Texas RCRA Facility. Our Robstown Texas facility began operations in 1973.  It is located on 240 acres owned by the Company near Robstown, Texas about 10 miles west of Corpus Christi. In 2005, we purchased an additional 200 acres of adjacent land for future expansion. We also own 174 acres of non-adjacent land where we have operated a rail transfer station since 2006. This facility is permitted to accept hazardous and non-hazardous waste regulated under RCRA. The facility is regulated under a permit issued by the TCEQ and is permitted to accept certain LARM and mixed wastes. In 2008, we began providing hydrocarbon treatment and recycling services using thermal desorption equipment owned and operated by a third party under contract.

Beatty, Nevada RCRA/TSCA Facility. Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert about 120 miles northwest of Las Vegas, Nevada and about 30 miles east of Death Valley, California. USEN leases 80 acres from the State of Nevada for hazardous and PCB waste treatment and disposal operations. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) the site reaches full capacity and can no longer accept waste (generally estimated at about 12-14 years); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. All other terms, including those relating to rents and fees, were unchanged from the previous lease. The Company-leased land is located within a 400 acre buffer zone leased by the State of Nevada from the federal government which the Company believes is a viable location for future expansion. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the USEPA. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for closure and post-closure costs.

Richland, Washington LLRW Facility. Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased from the State of Washington on the U.S. Department of Energy Hanford Reservation 35 miles west of Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State of Washington in July 2005 for 10 years with four 10-year renewal options. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. In 2007, we entered a new rate agreement with the WUTC that expires January 1, 2014. The State of Washington assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State of Washington maintains a separate trust fund for future closure expenses. The Richland facility is also home to our On-Site Services group, which arranges LLRW and LARM waste packaging, shipment and disposal services.

Non-Operating Disposal Facilities

Bruneau, Idaho RCRA Site. This remote 83 acre desert site, acquired along with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring is expected to continue for approximately 20 more years in accordance with permit and regulatory requirements.

Sheffield, Illinois RCRA Site. We previously operated two hazardous waste disposal areas next to the Sheffield LLRW disposal area. The first opened in 1968 and ceased operations in 1974. The second accepted waste from 1974 through 1983. We expect to perform groundwater remediation and monitoring at the site for approximately 16 more years.

Winona, Texas Site. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until 1997 when we ceased operations. We are proceeding under a post-closure order with the State of Texas and expect to perform monitoring for a 30 year post-closure care period. We own an additional 298 acres adjacent to the permitted site.

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

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry-specific economic conditions, identification of new clean-up needs, clean-up project schedules and public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, expand waste throughput capabilities, build market share and ultimately increase profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

●	acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001;

●	expanding our radioactive material and hazardous waste permits to manage additional types of waste;

●	expanding our rail transportation services through a fleet of Company-owned rail cars;

●	constructing a second truck-to-rail transload building in Idaho and developing a rail transfer station in Texas;

●	constructing new, high-capacity waste treatment buildings in Texas and Nevada with automated waste treatment additive delivery systems and expanded waste storage capabilities;

●	opening an organic chemical waste treatment laboratory in Texas to improve treatment “recipes” and reduce costs at all three of our RCRA facilities; and

●	establishing a thermal recycling service at our Robstown, Texas site which allows the facility to accept a broad spectrum of recyclable, hydrocarbon-based materials.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain Compacts, is one of two operating Compact disposal facilities in the nation. Both were in full operation for decades before passage of the federal LLRW Policy Act in 1980. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by EnergySolutions exclusively serves the three-state Atlantic Compact. LLRW from states outside the Northwest Compact region may be disposed at a non-compact, commercial disposal site in Clive, Utah, also operated by EnergySolutions.

Pricing at the three AEA licensed LLRW disposal facilities heightened demand for more cost-effective disposal of soil, debris, consumer products, industrial wastes and other materials containing LARM including “mixed wastes” exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government clean-up projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost-effective alternative. Our Grand View, Idaho RCRA hazardous waste facility has significantly increased waste throughput based on permit modifications allowing expanded LARM acceptance. Our Robstown, Texas disposal facility is also permitted to accept LARM on a more limited basis. We believe we are well positioned to grow our LARM business based on our:

●	industry reputation and commercial branding;

●	existing permits, including recent modifications allowing additional waste types;

●	safety and regulatory compliance record;

●	decades of experience safely handling radioactive materials at multiple facilities;

●	high volume waste throughput capabilities including rail transportation and field services support; and

●	competitive pricing.

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

RCRA provides a comprehensive framework for regulating hazardous waste transportation, treatment, storage and disposal. LARM and NORM/NARM may also be managed under RCRA permits, as is authorized for our facilities in Grand View, Idaho and Robstown, Texas. RCRA regulation is the responsibility of the USEPA, which may delegate authority to state agencies. Chemical compounds and residues derived from USEPA listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking such as the steel mill waste treatment process employed at our Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls and permitting requirements under RCRA diminish.

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

The Energy Policy Act of 2005 amended the AEA to classify discrete (i.e. concentrated versus diffuse) NORM/NARM as byproduct material. The law does not apply to interstate Compacts ratified by Congress pursuant to the LLRW Policy Act. NRC regulations issued in 2006 to implement the law limit receipt of certain NARM waste at our Grand View, Idaho facility to non-production accelerators.  This did not materially affect our Idaho business and did not affect our Washington business.

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

We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit-specific requirements.  Our Idaho and Texas facilities are also required to provide required financial assurance for closure and post-closure obligations should our facilities cease operations.  Both human resource and capital investments are required to maintain compliance with these requirements.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2009, we have met our financial assurance requirements through insurance, standby letters of credit and self-funded restricted trusts.

Insurance policies covering our closure and post-closure obligation were renewed in December 2005 and expire in December 2010. Under the renewal terms, we established an interest bearing trust account to guarantee our non-operating site closure and post-closure liability, subject to regulatory approval. We are also required by our insurer to maintain collateral equal to 15% of our aggregate financial assurance insurance policies for our operating sites through the policy term. While we expect to timely renew these policies, if we are unable to obtain adequate closure, post-closure or environmental insurance in the future, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2009, we have provided collateral of $4.8 million in funded trust agreements, issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $34 million for closure and post-closure obligations. While we have been able to obtain the required financial assurance, premium and collateral requirements may increase, which may have an adverse impact on our results of operations.

Primary casualty insurance programs generally do not cover accidental environmental contamination losses. To provide insurance protection for potential claims, we maintain environmental impairment liability insurance and professional environmental consultant’s liability insurance for non-nuclear occurrences. For nuclear liability coverage, we maintain Facility Form and Workers’ Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers.

Significant Customers

We dispose of LARM and hazardous waste under a contract with the USACE.  We also arrange transportation of waste to our disposal facilities for both government and industry customers which contributes significant revenue. In June 2005, we entered into an Event Business clean-up project contract with Honeywell International, Inc. (“Honeywell”) to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue at our Grand View, Idaho disposal facility. This clean-up project was completed in October 2009. Honeywell accounted for 38%, 43% and 41% of our revenue in 2009, 2008 and 2007 respectively.  No other customer accounted for more than 10% of revenue for 2009, 2008 or 2007.

Markets

Disposal Services. Waste containing heavy metals or hazardous waste that does not require treatment prior to disposal is generally commoditized and subject to highly competitive pricing. These commoditized services are also sensitive to transportation distance and related costs. Waste transported by rail is typically less expensive, on a per mile basis, than waste transported by truck. Hazardous waste containing organic chemical compounds and LARM services are less of a commoditized service.

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

Our Grand View, Idaho facility accepts waste from across the nation shipped through our rail transfer station located adjacent to a main east-west rail line. Waste throughput has been significantly enhanced by rail track expansions in 2006 and 2008 and the construction of a second rail-to-truck indoor transfer building in 2006. The Grand View facility’s primary markets are RCRA, LARM and mixed waste clean-up projects, and brokered waste. Permit modifications have expanded LARM services. Substantial waste volumes have been received under our contract with Honeywell which was completed in October of 2009, and a contract with the USACE that is also utilized by other federal agencies. The current USACE contract expires in 2010; however, multi-year projects initiated before that date may continue for five years beyond 2010 under the same terms. Based on past public statements, we believe that the USACE generally expects the federal clean-up program funding the contract to continue through 2021. For this reason and due to limited competition, we expect to enter a follow-on contract in 2010.

To meet USEPA land disposal restrictions (“LDRs”), waste stabilization, encapsulation, chemical oxidation and other treatment technologies are used at our Grand View, Idaho, Beatty, Nevada and Robstown, Texas facilities. These capabilities allow all three sites to manage a much broader spectrum of wastes than if LDR treatment was not offered.  Our Robstown, Texas facility also offers thermal desorption treatment and recycling services.

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

Competition

We compete with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc., Waste Control Specialists, LLC and Waste Management, Inc. We believe that our primary radioactive material disposal competitors are EnergySolutions, Inc. and Waste Control Specialists, LLC. The principal competitive factors applicable to both of these business areas are:

●	price;

●	specialized permits and “niche” service offerings;

●	customer service;

●	operational efficiency and technical expertise;

●	regulatory compliance and worker safety;

●	industry reputation and brand name recognition;

●	transportation distance; and

●	local community support.

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

We do not compete with companies seeking federal government contracts to manage and/or operate radioactive waste treatment and disposal facilities owned by the U.S. Department of Energy (“USDOE”). We accept minimal amounts of remediation waste from USDOE facilities at Company disposal facilities from time to time; however, this is not a material part of our business.

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

Personnel

On December 31, 2009, we had 221 employees, of which 10 were members of the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO and CLC (PACE) at our Richland, Washington facility.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of US Ecology:

Name	Age	Title
James R. Baumgardner	47	President and Chief Executive Officer
Simon G. Bell	39	Vice President of Operations
John M. Cooper	55	Vice President and Chief Information Officer
Jeffrey R. Feeler	40	Vice President and Chief Financial Officer
Eric L. Gerratt	39	Vice President and Controller
Steven D. Welling	51	Senior Vice President, Sales and Marketing

James R. Baumgardner was appointed President and Chief Executive Officer in January 2010.  Mr. Baumgardner previously served as the Company’s President and Chief Operating Officer from January 2009 to January 2010 and as the Company’s Senior Vice President and Chief Financial Officer from 1999 to 2006.  From 2006 to 2008, he was Senior Vice President and Chief Financial Officer with SECOR International Inc., a Redmond, Washington based provider of environmental consulting services.  Prior to 1999, he held various positions in corporate banking, corporate treasury and investment banking.  He holds an MBA and a BS from Oregon State University.

Simon G. Bell was appointed Vice President of Operations in August of 2007 and is responsible for managing both operating and closed facilities. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations and from 2002 to 2005, our Idaho facility General Manager and Environmental Manager. His 18 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

John M. Cooper joined us in July 2002 and is Vice President and Chief Information Officer. Previously, he served as Vice President, Information Systems for BMC West Corporation and was Director of Business Development for the High Tech Industry at Oracle Corporation. Mr. Cooper offers more than 20 years of computer industry experience. He holds a BS in Physics from Utah State University.

Jeffrey R. Feeler was appointed Vice President, Chief Financial Officer, Treasurer and Secretary in May 2007. He joined US Ecology in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc. (2005-2006), Albertson’s, Inc. (2003-2005) and Hewlett-Packard Company (2002-2003). From 1993 to 2002, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

Eric L. Gerratt joined US Ecology in August 2007 as Vice President and Controller.  He previously held various financial and accounting management positions at SUPERVALU, Inc (2006-2007) and Albertson’s, Inc. (2003-2006).  From 1997 to 2003, he held various accounting and auditing positions for PricewaterhouseCoopers LLP.  Mr. Gerratt is a Certified Public Accountant and holds a BS in Accounting from the University of Idaho.

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

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2009, approximately 44% of our treatment and disposal revenues were derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, general economic conditions, funding availability, changes in laws and regulations, government enforcement actions, public controversy, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections.  Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse affect on our business.

The completion of, loss of or failure to renew one or more significant contracts could adversely affect our profitability.

Our multiple year Honeywell Jersey City project was completed in October 2009.  Under this four year contract, which began in 2005, we received approximately 1.3 million tons of waste at our Grand View, Idaho facility. Revenue from Honeywell represented 38%, 43% and 41% of total revenue in 2009, 2008 and 2007, respectively.  Waste received from the Honeywell Jersey City project contained high metals concentrations of chromite ore processing residue soil and debris that is a commodity material resulting in the waste stream being one of our lower margin treatment services. However, in 2009 we experienced increased profitability on the waste received from Honeywell  as a result of an approximate 30% reduction in our additive costs used to treat the waste prior to disposal, a reduction in personnel as we prepared for the end of the project and, to a limited degree, increased logistics and processing efficiencies realized over the duration of the project. At the same time, economic conditions significantly impacted our non-Honeywell business resulting in the Honeywell portion of our business becoming a more significant portion of our total overall business. As a result, operating income generated from the Honeywell Jersey City project grew to an estimated 30% of our total operating income, more than in any other year. We expect that replacement of revenue and operating income from the Honeywell Jersey City project to come from our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet to secure other unidentified remedial cleanup projects, expanding services to waste brokers and strategic acquisitions. The time frame required to replace the Honeywell Jersey City project revenue and earnings is dependent on a number of factors, many of which are outside the control of the Company, including but not limited to general economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities.  If we are unable to replace the contribution from the Honeywell Jersey City project with new projects could result in a material adverse affect on our business.

We have a multiple year contract with the USACE which accounted for approximately 8% of our total revenues for the year ended December 31, 2009.  We have a long-term disposal contract with the USACE that was scheduled to expire in 2009 but has been extended to expire in 2010.  While multi-year USACE projects may continue under the contract for up to five years beyond 2010, the contract does not guarantee any funding beyond assigned project-specific task orders or a follow-on contract for projects first awarded after 2010. Reduced appropriations for the USACE and/or other government clean-up work, a reduction in project-specific task orders, and/or the loss of or failure to renew these or other large contracts and task orders combined with failure to replace their contribution with new projects could result in a material adverse affect on our business.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by a deterioration in general economic conditions and may curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other discretionary work.  Spending by government agencies may also be reduced due to declining tax revenues that may result from a general deterioration in economic conditions.  Factors that can impact general economic conditions and the level of spending by our customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

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

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste to our facilities. Increases in fuel costs and unforeseen events such as labor disputes, public health pandemics, natural disasters and other acts of God, war, or terror could prevent or delay shipments and reduce both volumes and revenue. Our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads, which decrease or eliminate our exposure to fuel cost increases. Transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates or pass through fuel cost increases in all cases. Such factors could also limit our ability to achieve revenue and earnings objectives.

If we are unable to obtain at a reasonable cost the necessary levels of insurance and financial assurances required for operations, our business and results of operations would be adversely affected.

We are required by law, license, permit, and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $212,000 and $234,000 at December 31, 2009 and 2008, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant’s environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $50,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2009, we have met our financial assurance requirements through insurance. Our current closure and post-closure policies were renewed in December 2005 and expires in December 2010. This renewal required us to establish a self-fund trust for our non-operating site closure and post-closure liability and provide collateral equal to 15% of financial assurance through the term of the policy. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies, if we were unable to obtain adequate closure, post-closure or environmental insurance in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2009, we have provided collateral of $4.8 million in funded trust agreements and issued $4.0 million in letters of credit through our primary bank for financial assurance insurance policies of approximately $34 million for closure and post-closure obligations. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.  Such increases could have a material adverse effect on our financial condition and results of operations.

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

The handling of radioactive, PCBs and hazardous material subjects us to potential liability claims by employees, contractors, property owners, neighbors and others. There can be no assurance that our existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in legal matters could also have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay dividends is subject to our future financial condition and certain conditions such as continued compliance with bank covenants. Our Board of Directors must also approve any dividends at their sole discretion. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration no event of default has occurred, no other event or condition that upon notice or continuation would constitute a default, and payment of the dividend will not result in a default. Unforeseen events or situations could cause non-compliance with these bank covenants, or cause the Board of Directors to discontinue or reduce the amount of any dividend payment.

We may not be able to effectively implement thermal desorption recycling and other new technologies.

We expect to continue implementing new technologies at our facilities.  If we are unable to obtain targeted revenue streams from the thermal desorption recycling technology placed into service at our Robstown, Texas facility in 2008 our financial condition and results of operations could be adversely impacted.  This could occur due to any number of risk factors including changes in market conditions including increased competition, outlets for recycled materials, equipment malfunction, disputes with the equipment owner/operator, the performance of the owner/operator in meeting its contractual obligations, regulatory compliance, and equipment operation and maintenance costs.  In addition, if we are unable to identify and implement other new technologies in response to market conditions and customer requirements in a timely, cost effective manner, our financial condition and results of operations could also be adversely impacted.

Integration of potential acquisitions may impose substantial costs and delays and cause other unanticipated adverse impacts.

Acquisitions involve multiple risks. Our inability to successfully integrate the operations of an acquired business into our operations could have a material adverse effect on our business. These risks include but are not limited to:

●	changing market conditions;

●	increased competition;

●
the need to spend substantial operational, financial and management resources integrating new businesses, technologies and processes and related difficulties integrating the operations, personnel or systems;

●	retention of key personnel and customers;

●	impairments of goodwill and other intangible assets; and

●	environmental and other liabilities associated with past operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table describes our non-disposal related properties and facilities at December 31, 2009 owned or leased by us.

Location	Segment	Function	Size	Own/Lease

Boise, Idaho	Corporate	Corporate office	11,492 sq. ft.	Lease

Elmore County, Idaho	Operating Disposal Facility	Rail transfer station	189 acres	Own

Robstown, Texas	Operating Disposal Facility	Rail transfer station	174 acres	Own

Bruneau, Idaho	Non-operating Disposal Facility	Former disposal facility	83 acres	Own

Sheffield, Illinois	Non-operating Disposal Facility	Former disposal facility	374 acres	Own

Winona, Texas	Non-operating Disposal Facility	Former deep well facility	298 acres	Own

The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2009.

Location	Own/Lease	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimate Life (in years)

Beatty, Nevada	Lease	80	1,494,372	-	14

Grand View, Idaho	Own	1,411	2,034,825	28,100,000	81

Robstown, Texas	Own	440	2,209,409	-	19

Richland, Washington (1)	Sublease	100	661,330	-	46
_______________________
(1)
The Richland, Washington facility is on land subleased from the State of Washington. Our sublease has 6 years remaining on the base term with four 10-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility’s intended operating life is equal to the period of the sublease.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with alleged violations of existing permits, alleged damages from exposure to hazardous substances purportedly released from our operated sites, provision of services to customers, disputes with employees, contractors or vendors and other litigation. We maintain insurance coverage for property and damage claims which may be asserted against us. Periodically, management reviews and may establish or adjust reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2009, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Intentionally Omitted

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of February 19, 2010 there were approximately 10,423 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2009		2008
	High	Low	High	Low

First Quarter	$21.21	$13.56	$26.84	$18.51
Second Quarter	$20.42	$13.59	$30.54	$24.50
Third Quarter	$19.73	$15.87	$33.83	$24.73
Fourth Quarter	$19.90	$15.97	$27.73	$14.17

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and a waste industry peer group of publicly traded companies for fiscal year 2009.  The companies which make up the selected industry peer group are Clean Harbors, Inc; Perma-Fix Environmental Services, Inc; and Waste Management Inc. The graph assumes that the value of the investment in US Ecology common stock and each index was $100 at December 31, 2003 and assumes the reinvestment of dividends. The chart below the graph sets forth the data points in dollars as of December 31 of each year.

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2009		2008
	Per share	Dollars	Per share	Dollars

First Quarter	$0.18	$3,267	$0.15	$2,737
Second Quarter	0.18	3,267	0.15	2,737
Third Quarter	0.18	3,267	0.18	3,286
Fourth Quarter	0.18	3,267	0.18	3,294
Total	$0.72	$13,068	$0.66	$12,054

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

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except for per share data	2009	2008	2007	2006	2005

Revenue	$132,519	$175,827	$165,520	$116,838	$79,387
Insurance proceeds (1)	661	-	-	704	901
Operating income	23,102	34,521	30,867	24,458	19,432
Gain on settlement of litigation (2)	-	-	-	-	5,327
Income tax expense (benefit)	9,513	13,735	12,322	9,979	9,676
Net income	13,970	21,498	19,396	15,889	15,438

Earnings per share - basic	$0.77	$1.18	$1.06	$0.88	$0.88
Earnings per share - diluted:	$0.77	$1.18	$1.06	$0.87	$0.86

Shares used in earnings per share calculation:
Basic	18,146	18,236	18,217	18,071	17,570
Diluted	18,173	18,290	18,257	18,202	17,950

Dividends paid per share	$0.72	$0.66	$0.60	$0.60	$0.30

Total assets	$123,662	$127,445	$117,076	$104,041	$89,396
Working capital (3)	38,830	36,892	29,846	24,459	31,484
Long-term debt, net of current portion	10	21	27	24	-
Stockholders' equity	93,498	91,942	83,098	73,355	63,886
Return on invested capital (4)	14.3%	18.7%	17.2%	18.7%	19.5%
________________________
(1)	Relates to insurance recoveries from an employee dishonesty claim in 2009 and a treatment building fire in 2004 for the 2006 and 2005 recoveries.
(2)	For the year ended December 31, 2005, we recognized a gain associated with a legal settlement with the State of Nebraska.
(3)	Calculated as current assets minus current liabilities.
(4)
Calculated as operating income less applicable taxes divided by the sum of stockholders equity, long-term debt, closure and post-closure obligations, monetized operating leases less cash and short-term investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a hazardous, PCB, non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including but not limited to oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the years ended December 31, 2009 and 2008.

Customer Category	Description	% of 2009 Treatment and Disposal Revenue (1)	% of 2008 Treatment and Disposal Revenue (1)
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	36%	30%

Private Clean-up	Private sector clean-up project waste, typically Event business.	19%	25%

Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	15%	19%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	12%	6%

Other industry	Electric utilities, chemical manufacturers and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	10%	11%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	7%	6%

Steel	Steel mill customers, comprised of both Base and Event clean-up business.	1%	3%

(1)	Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2009, approximately 44% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter-to-quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.  Management believes that the significant adverse general economic conditions emerging in late 2008 and continuing into 2010 exacerbate the uncertainty inherent to projecting future results.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not otherwise have competed for successfully.  Our acquisition of a Company-owned railcar fleet to supplement railcars obtained under operating leases has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses.

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

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers as well as those they serve to curtail operations resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Adverse economic trends arising in the second half of 2008 and continuing into 2010 have resulted in a decrease in near-term demand for our services from industrial production and manufacturing activities and waste-generating businesses that support them. These conditions also impact spending on real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects.  We have tightened our credit standards in response to these trends, which may also impact our business.  Demand for our services may benefit from greater emphasis on enforcement by the current federal administration as well as increased federal funding for environmental remediation, including funds specifically appropriated for remediation by the American Recovery and Reinvestment Act of 2009 (“ARRA”).  While we have received ARRA funding commitments on certain projects served by the Company and believe additional opportunities exist, this process has been slower than initially anticipated due to administratively burdensome reporting requirements by government agencies and we are not able to estimate the overall opportunity to the Company represented by the ARRA.

Overall Performance

On a consolidated basis, our financial performance for the year ended December 31, 2009 (“2009”) declined as compared to the years ended December 31, 2008 (“2008”) and December 31, 2007 (“2007”). A significant portion of our disposal revenue is derived from government Event clean-up projects, which are primarily driven by federal, state and (to a lesser extent) local government appropriations. Government Event projects include federal and state Superfund projects which, like other remediation work, depend on project-specific funding.

We have a contract with the USACE to provide disposal services for the USACE FUSRAP clean-up program. The current USACE contract expires in 2010, however, multi-year projects underway before the expiration date may continue for five years under the same terms. The USACE expects the federal clean-up program, which funds the contract, to continue through approximately 2021. Given our current level of service to the USACE, we believe follow-on contracting is likely. From time to time the USEPA and other federal agencies use our contract to dispose of Superfund and other federal clean-up waste. Annual FUSRAP funding has remained generally constant. In 2009, USACE revenue was approximately 8% of total revenue or $11.2 million as compared to 6% or $11.4 million and 7% or $12.2 million of total revenue in 2008 and 2007, respectively. Treatment and disposal revenue from the USACE declined 23% in 2009 as compared with 2008, partially offset by increased transportation services being offered.

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

In 2005, we entered into a large project contract with Honeywell to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue. Treatment of metals-bearing waste is generally a commoditized service and we believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee Desert of southwestern Idaho and competitive pricing for bundled transportation and disposal services. Initial Honeywell shipments were received at our Grand View, Idaho facility in July 2005 and the project was completed in October 2009. Honeywell revenue was 38%, 43% and 41% of our total revenue in 2009, 2008 and 2007, respectively.

Work on Study Area 7, the primary Honeywell Jersey site, was completed in early October 2009. While this work represented a significant portion of the Company’s total revenue, approximately 75% of the revenue from this contract is for transportation services provided at or near our cost. In addition, the treatment of chromite ore processing residue (COPR) is a commodity material resulting in the waste stream being one of our lower margin treatment services. However, in 2009 we experienced increased profitability on the waste received from Honeywell as a result of an approximate 30% reduction in our additive costs used to treat the waste prior to disposal, a reduction in personnel as we prepared for the end of the project and, to a limited degree, increased logistics and processing efficiencies realized over the duration of the project. At the same time, economic conditions significantly impacted our non-Honeywell business resulting in the Honeywell portion of our business becoming a more significant portion of our total overall business. As a result, operating income generated from the Honeywell Jersey City project grew to an estimated 30% of our total operating income, more than in any other year. The Honeywell contract remains in effect for work at other smaller Honeywell Study Area sites in the Jersey City area. We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after completion of the Honeywell contract.

We employ a sales incentive plan that rewards Base Business revenue. During 2009, Base Business revenue decreased 6% compared to 2008 levels. Base Business revenue was approximately 56% of total 2009 treatment and disposal revenue, up from 50% in 2008. The hazardous waste business is highly competitive and no assurance can be given that we will maintain these Base Business revenue levels or increase our market share.

2007 to 2009 year-to-year comparisons are affected by multiple significant events including, but not limited to:

●
Adjustments in amounts reserved for future closure and post-closure costs at operating and non-operating hazardous waste facilities in 2009 and 2008 based on updated cost estimates and timing of closure and post-closure cost activities.

●
Increased amounts reserved for future closure and post-closure costs at operating and non-operating hazardous waste facilities in 2007 for increased closure cost estimates and acceleration of closure projects.

●	Settlement of an employee dishonesty insurance claim in the fourth quarter of 2009.

These events are discussed in detail below.

2009 Events

Employee dishonesty insurance proceeds:  In 2009, we received and recognized net insurance proceeds related to recovery of an employee dishonesty claim for $661,000.

Operating and Non-operating facility closure expenses:  In 2009, we recognized net favorable adjustments of $331,000 related to changes in cost estimates to close our operating and non-operating sites and perform post-closure monitoring.

Thermal asset impairment charge:  In 2009, we recorded an asset impairment charge of $244,000 related to discontinuation of thermal services at our Beatty, Nevada facility.

2008 Events

Operating and Non-operating facility closure expenses:  In 2008, we recognized a favorable adjustment of $857,000 based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated State account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada facility could be used to fund interim closure work carried out by the Company.  We also recognized favorable adjustments of approximately $230,000 related to changes in cost estimates to close our operating and non-operating sites and perform post-closure monitoring.  Partially offsetting these favorable adjustments was a charge of $164,000 primarily related to higher than estimated costs incurred in 2008 to grout and close the remaining deep well at our non-operating Winona, Texas facility.

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

Results of Operations

The below table summarizes our operating results and percentage of revenues for the years ended December 31, 2009, 2008 and 2007.

$s in thousands	2009	%	2008	%	2007	%

Revenue	$132,519	100.0%	$175,827	100.0%	$165,520	100.0%
Transportation costs	52,708	39.8%	82,064	46.7%	79,326	47.9%
Other direct operating costs	43,535	32.9%	44,322	25.2%	40,681	24.6%
Gross profit	36,276	27.3%	49,441	28.1%	45,513	27.5%
Selling, general and administrative expenses	13,835	10.4%	14,920	8.5%	14,646	8.8%
Insurance proceeds	(661)	-0.5%	-		-
Operating income	23,102	17.4%	34,521	19.6%	30,867	18.7%

Other income (expense)
Interest income	116	0.1%	413	0.2%	732	0.4%
Interest expense	(2)		(7)		(3)
Other	267	0.2%	306	0.2%	122	0.1%
Total other income	381	0.3%	712	0.4%	851	0.5%

Income before income tax	23,483	17.7%	35,233	20.0%	31,718	19.2%
Income tax expense	9,513	7.2%	13,735	7.8%	12,322	7.5%
Net income	$13,970	10.5%	$21,498	12.2%	$19,396	11.7%

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

2009 Compared to 2008

Revenue.  Revenue decreased 25% to $132.5 million for 2009, down from $175.8 million for 2008.  This decrease reflects lower revenue on bundled rail transportation and disposal contracts and lower treatment and disposal revenue. During 2009, we disposed of 774,000 tons of hazardous and radioactive waste, down 35% from 1.2 million tons disposed in 2008. Our average selling price for treatment and disposal services (excluding transportation) in 2009 was 23% higher than our average selling price in 2008.  This increase primarily reflects the pricing for the thermal recycling service initially introduced at our Robstown, Texas facility in the second half of 2008.

During 2009, treatment and disposal revenue (excluding transportation services) from recurring Base Business was 6% lower than 2008 and represented 56% of non-transportation revenue in 2009. This compared to 50% of non-transportation revenue in 2008. This decrease primarily reflects Base Business declines in our other industry, steel and broker industry business categories partially offset by growth in our refinery business.

Event Business treatment and disposal revenue in 2009 decreased 24% compared to 2008 and comprised 44% of non-transportation revenue.  This compared to 50% of non-transportation revenue in 2008.  As discussed further below, this reflects decreased treatment and disposal revenue from private and government customer categories, partially offset by increases in our broker and other industry business categories.

The following table summarizes revenue growth (both Base and Event Business) by industry customer type for 2009 as compared to 2008.

Treatment and Disposal Revenue Growth 2009 vs. 2008

Refinery	71%
Rate regulated	4%
Broker	0%
Other industry	-24%
Private	-34%
Government	-35%
Steel	-66%

Treatment and disposal revenue from our refinery customers increased 71% in 2009 compared to 2008. This increase is primarily due to initial introduction of thermal recycling services at our Robstown, Texas facility in the second half of 2008.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 4% in 2009 compared to 2008. Our Richland facility operates under a State-approved revenue requirement. This increase is primarily due to our annual rate adjustments based on an inflation index.

Broker business was flat in 2009 compared to 2008. Our Broker business saw an increase in waste shipments for our thermal recycling services at our Robstown, Texas facility in 2009. Excluding brokered thermal recycling services, our broker business declined 3% in 2009 as compared with 2008.

Other industry revenue decreased 24% in 2009 compared to 2008. This decrease reflects a PCB waste clean-up project for an electric utility customer shipped to our Grand View, Idaho facility that was completed in 2008 coupled with a decline in business with electric utility, manufacturing and other industrial customers as a result of weaker year-over-year economic conditions and industrial production.

Treatment and disposal revenue from private clean-up customers for 2009 decreased 34% compared to 2008. The decrease is due primarily to decreased shipments on the Honeywell Study Area 7 and Molycorp, Pennsylvania projects in 2009 compared to 2008. The Honeywell Study Area 7 site and other much smaller Honeywell Study Area sites contributed 38% of total revenue (including transportation) in 2009, or $50.6 million compared to 43% of total revenue (including transportation), or $76.4 million, in 2008. The Molycorp project, which was completed in the second quarter of 2009, contributed 2% of total revenue (including transportation), or $2.1 million in 2009, as compared to 5% of total revenue (including transportation), or $9.6 million in 2008.

Government clean-up business revenue decreased 35% in 2009 compared to 2008. This decrease reflects state-funded clean-up projects shipped to our Robstown, Texas and Beatty, Nevada facilities, a US Army remediation project shipped to our Grand View, Idaho facility from an overseas military base and a military base cleanup project shipping to our Beatty, Nevada facility which were all completed in 2008 and not replaced in 2009. Revenue from cleanup work under the USACE contract declined slightly in gross revenue, contributing 8% of total revenue or $11.2 million in 2009 compared to 6% of total revenue or $11.4 million in 2008. Treatment and disposal revenue from the USACE, however, declined 23% in 2009 as compared with 2008, partially offset by increased transportation services being offered. Project-specific timing at the multiple USACE clean-up sites we serve drove this variability. Each such site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during 2009. We believe the timing and disbursement of funds for discrete work phases in 2009 were negatively impacted by competing administrative demands and reporting requirements associated with USACE implementation of the ARRA.

Treatment and disposal revenue from steel mill customers decreased 66% in 2009 compared to 2008. This reflects business lost to zinc recyclers offering a cost-effective alternative to land disposal as well as substantially reduced steel production levels in 2009 at mills currently served by the Company.

Gross Profit. In 2009, gross profit decreased 27% to $36.3 million, down from $49.4 million in 2008. This decrease reflects a decrease of 35% in disposal volumes in 2009 compared to 2008, which was partially offset by an increase in our average selling price for treatment and disposal services (excluding transportation) of 23% in 2009. The decrease is also partially attributable to net positive adjustments to our closure and post-closure obligations in 2008 of $923,000 compared to net favorable adjustments of $331,000 in 2009.

Gross margin was 27% in 2009 down from 28% in 2008.  This reflects lower treatment and disposal waste volumes partially offset by a decrease in low margin and pass through transportation revenue.  Disposal gross margins (excluding transportation revenue and costs) were 45% in 2009 as compared to 52% in 2008.  This decrease reflects reduced operating leverage caused by significantly lower waste volumes as well as a greater percentage of waste requiring treatment (and increased variable costs) prior to disposal.

Use of additives to meet USEPA treatment standards is a variable cost dependent on the type of waste treated.Except for disposal unit airspace, treatment additives and (to a much lesser degree) employee overtime and energy costs, most other direct costs are fixed and do not significantly vary with changes in waste volume. This highlights the operating leverage inherent to the disposal business. Management focuses on earnings rather than gross margin, since increased gross margin could result in lower waste throughput, reduced operating leverage and lower gross profit.

Selling, General and Administrative (“SG&A”). SG&A expenses as a percentage of total revenue increased to 10% in 2009 as compared to 8% in 2008. In total dollars, SG&A expenses decreased 7%, or $1.1 million, to $13.8 million in 2009, down from $14.9 million in 2008.  The decrease in SG&A expenses was due to lower incentive compensation due to lower revenue and earnings, lower sales commissions on reduced revenues and lower travel and administrative costs resulting from ongoing 2009 cost control initiatives.  These decreases were partially offset by a $244,000 asset impairment charge related to the discontinuation of thermal services at our Beatty, Nevada facility.

Insurance proceeds. During the second quarter of 2009, management of the Company discovered evidence indicating that from November 2007 through April 2009 a former employee embezzled approximately $714,000 in the aggregate from the Company through an entity purporting to provide truck transportation services to one of the Company’s wholly-owned subsidiaries.  The Company has insurance policies in place that cover employee dishonesty claims and received net proceeds of $661,000 related to its claim in the fourth quarter of 2009.

Interest income and expense. Interest income is earned on cash balances and short-term investments and is a function of prevailing market rates and balances.  In 2009, we earned $116,000 of interest income, down from $413,000 in 2008. This decrease was due to a lower average rate of interest earned on investments in 2009 compared to 2008, partially offset by higher average balances of cash equivalents and short-term investments in 2009.

Other income (expense). Other income (expense) includes business activities not included in current year ordinary and usual revenue and expenses.  In 2009, we recognized $267,000 in other income primarily for royalty income from a previously sold municipal waste landfill in Texas and a gain on the sale of a parcel of property associated with our discontinued operation in Winona, Texas.  This income was partially offset by foreign currency transaction losses related to waste shipments from a Canadian customer. Other income in 2008 was $306,000, primarily from royalty income from the Texas municipal landfill.

Income tax expense. Our effective income tax rate for the year ended December 31, 2009 was 40.5% compared to 39.0% in 2008.  This increase reflects higher state income tax rates.  This increase also reflects lower pre-tax earnings in 2009 which increased the impact of non-tax-deductible expenses on our effective tax rate.

As of December 31, 2009, we had approximately $83.0 million in state net operating loss carry forwards (“NOLs”) for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business, and consider it unlikely that we will utilize these NOLs in the future.

As of December 31, 2009 and 2008, we had no unrecognized tax benefits.  We recognize interest assessed by taxing authorities as a component of interest expense.  We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses.  Interest and penalties for both 2009 and 2008 were not material.

2008 Compared to 2007

Revenue.  Revenue increased 6% to $175.8 million for 2008, up from $165.5 million for 2007.  This increase was primarily attributable to increased treatment and disposal revenue driven by an 13% increase in Base Business revenue and a 5% increase in Event Business revenue in 2008 compared to 2007.  The increase is also partially attributable to higher revenue from transportation services on bundled rail transportation and disposal contracts. During 2008, we disposed of 1.2 million tons of hazardous and radioactive waste, up 7% from 1.1 million tons disposed in 2007. Our average selling price for treatment and disposal services (excluding transportation) in 2008 was 4% higher than our average selling price in 2007.  Management believes this reflects normal variations in service mix that are inherent to the business.

During 2008, treatment and disposal revenue from recurring Base Business grew 13% and represented 50% of non-transportation revenue in 2008 compared to 48% in 2007. Base Business revenue increased in 2008 as a result of strong growth in our broker and other industry business categories. Event Business revenue was 5% higher in 2008 than in 2007, and represented 50% of our non-transportation revenue in 2008 and 52% in 2007. Event Business growth was attributable to higher disposal revenue from waste broker, government clean-up and refinery customers.

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

Treatment and disposal revenue from private clean-up customers decreased approximately 5% during 2008 over the same period last year. The Molycorp project which ramped down to completion in the second quarter of 2009 was partially responsible for this decline.  Molycorp contributed 5% of total revenue (including transportation), or $9.6 million in 2008 as compared to 9% of total revenue (including transportation), or $14.5 million in 2007.  The decrease is also partially attributable to shipments to our Beatty, Nevada facility from a large brownfield redevelopment project competed in 2007.  These decreases were partially offset by increased shipments from the Honeywell Jersey City project which was completed in October 2009. Including both transportation and disposal revenue, Honeywell contributed 43% of total revenue for 2008, or $76.4 million. This compares to 41% of total revenue (including transportation) for 2007, or $67.9 million.

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

Use of additives to meet USEPA treatment standards is a variable cost dependent on the type of waste treated.Except for disposal unit airspace, treatment additives and (to a much lesser degree) employee overtime and energy costs, most other direct costs are fixed and do not significantly vary with changes in waste volume. This highlights the operating leverage inherent to the disposal business. Management focuses on earnings rather than gross margin, since increased gross margin could result in lower waste throughput, reduced operating leverage and lower gross profit.

During 2007 gross profit and gross margin were reduced by approximately $394,000 for charges related to closure and post-closure expenses at our operating and non-operating facilities in Robstown and Winona, Texas and Sheffield, Illinois.

Selling, General and Administrative. SG&A expenses as a percentage of total revenue declined to 8% in 2008 as compared to 9% in 2007. In total dollars, SG&A expenses increased 2% to $14.9 million in 2008, up from $14.6 million in 2007.  The increase in SG&A expenses was due to higher payroll and benefit expenses, bad debt expense and stock and performance based compensation expense.  The increase also reflects $129,000 of business development expenses on an acquisition opportunity the Company elected not to pursue during the year.

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

As of December 31, 2008, we had approximately $72.4 million in state NOLs for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business, and consider it unlikely that we will utilize these NOLs in the future.

As of December 31, 2008 and 2007, we had no unrecognized tax benefits.  We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses.  Interest and penalties for both 2008 and 2007 were not material.

Liquidity and Capital Resources

Our principal source of cash is from operations. The $31.3 million in cash and cash equivalents at December 31, 2009 was comprised of cash and cash equivalents immediately available for operations.

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring on June 15, 2010. This unsecured line-of-credit is available to supplement daily working capital if needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At December 31, 2009 we were in compliance with all financial covenants in the Revolving Credit Agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in December 2010. At December 31, 2009, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.  Based on discussions with Wells Fargo and other financial institutions, we do not currently expect difficulties in renewing or replacing the existing Revolving Credit Agreement on terms and conditions that we find to be acceptable.

On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. On December 11, 2008, the program was extended to February 28, 2009. On February 23, 2009, the program was again extended through December 31, 2009. The program expired on December 31, 2009.  No stock was repurchased during the fourth quarter of 2009. During 2008 and through December 31, 2009, the Company repurchased 155,315 shares under the plan at an average price of $16.68 per share using cash on hand.

Work under our Honeywell contract represented 38% of total revenue for the year ended December 31, 2009. Work on Study Area 7, the primary Honeywell Jersey site, was completed in early October 2009. While this work represented a significant portion of the Company’s total revenue, approximately 75% of the revenue from this contract is for transportation services provided at or near our cost. In addition, the treatment of chromite ore processing residue (COPR) is a commodity material resulting in the waste stream being one of our lower margin treatment services. However, in 2009 we experienced increased profitability on the waste received from Honeywell as a result of an approximate 30% reduction in our additive costs used to treat the waste prior to disposal, a reduction in personnel as we prepared for the end of the project and, to a limited degree, increased logistics and processing efficiencies realized over the duration of the project. At the same time, economic conditions significantly impacted our non-Honeywell business resulting in the Honeywell portion of our business becoming a more significant portion of our total overall business. As a result, operating income generated from the Honeywell Jersey City project grew to an estimated 30% of our total operating income, more than in any other year. The Honeywell contract remains in effect for work at other smaller Honeywell Study Area sites in the Jersey City area. We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after completion of the Honeywell contract.

Management believes that cash on hand and cash flow from operations will be sufficient to meet all operating cash needs during the next 12 months.

Operating Activities. In 2009, net cash provided by operating activities was $36.8 million. This reflects net income of $14.0 million, decreases in receivables of $14.4 million, utilization of a $2.8 million income tax receivable, changes in deferred income taxes of $1.8 million and depreciation, amortization and accretion of $9.0 million. Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.1 million, decreases in deferred revenue of $3.3 million and decreases in accrued salaries and benefits of $1.2 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables is primarily attributable to a decline in revenue in 2009 compared with the 2008. Days sales outstanding were 68 days as of December 31, 2009, compared to 66 days at December 31, 2008. The decrease in income tax receivable reflects application of prior year over-payments to current year tax liabilities generated during in 2009. The decrease in accounts payable and accrued liabilities and deferred revenue is primarily attributable to lower waste disposal volumes in 2009 compared to 2008. The decrease in accrued salaries and benefits reflects incentive compensation earned for 2008 performance and paid in the first quarter of 2009.

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

Investing Activities. In 2009, net cash used in investing activities was $10.8 million. Significant transactions affecting cash used in investing activities during 2009 include capital expenditures of $9.4 million including $4.4 million to construct additional disposal capacity at our Grand View, Idaho facility and $842,000 to construct additional disposal capacity at our Robstown, Texas facility.  Other capital projects included equipment and fixture purchases at all four operating disposal facilities. Purchases of short-term investments of $1.4 million also contributed to net cash used in investing activities during 2009.

In 2008, net cash used in investing activities was $11.2 million. We spent $13.6 million on capital projects, including $3.5 million to construct additional disposal capacity at our Beatty, Nevada facility, $3.8 million for additional disposal capacity at our Robstown, Texas facility and an additional $2.8 million at the Texas facility on infrastructure for the thermal desorption recycling equipment installed at that operation. Other capital projects included equipment and fixture purchases at all four operating waste facilities.  Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.2 million.

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

Financing Activities. For 2009, net cash used in financing activities was $13.1 million primarily as a result of the payment of dividends.

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

Subsequent Events

On January 4, 2010 the Company declared a dividend of $0.18 per common share to stockholders of record on January 15, 2010.  The dividend was paid out of cash on hand on January 22, 2010 in an aggregate amount of $3.3 million.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology’s contractual obligations at December 31, 2009 mature as follows:

	Payments Due by Period
		1 Year			More than
$s in thousands	Total	or less	2-3 Years	4-5 Years	5 Years

Closure and post-closure obligations (1)	$111,064	$319	$5,737	$2,991	$102,017
Operating lease commitments	990	465	321	159	45
Capital lease obligation	22	12	10	-	-
Total contractual obligations	$112,076	$796	$6,068	$3,150	$102,062
________________________
(1)
For the purposes of the table above, our closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

Guarantees

We enter into a wide range of indemnification arrangements, guarantees and assurances in the ordinary course of business and have evaluated agreements that contain guarantees and indemnification clauses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 460 Guarantees. These include tort indemnities, tax indemnities, indemnities against third-party claims arising out of arrangements to provide services to us and indemnities related to the sale of our securities.  We also indemnify individuals made party to any suit or proceeding if that individual was acting as an officer or director of US Ecology or was serving at the request of US Ecology or any of its subsidiaries during their tenure as a director or officer. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries to satisfy performance obligations, including closure and post-closure financial assurances. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, we are not currently aware of any material liabilities arising from these arrangements.

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

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $111 million at December 31, 2009, with a median payment year of 2057. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations and permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation or cost of living rates, which we assumed to be 2.6% as of December 31, 2009. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2009, our weighted-average credit-adjusted risk-free interest rate was 7.9%. For financial reporting purposes, our recorded closure and post-closure obligations were $13.4 million and $14.5 million for 2009 and 2008, respectively.

Through December 31, 2009, we have met our financial assurance requirements through insurance and self-funded restricted trusts. Our current closure and post-closure policies were renewed in December 2005 and expire in December 2010. This renewal required us to self-fund trust accounts for our closure and post-closure obligations at our non-operating sites.

We are also required to provide collateral equal to 15% of the insurance policy limits for operating site closure and post-closure obligations through the remainder of the policy term. As of December 31, 2009, we have issued $4 million in letters of credit to satisfy this collateral requirement with limits of approximately $34 million for our operating sites. We also have $4.8 million in self-funded restricted trust agreements to cover financial assurance obligations at our non-operating facilities. These self-funded trust agreements are identified as “Restricted Cash” on our consolidated balance sheet.

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

Seasonal Effects

Market conditions and federal funding decisions generally have a larger effect on revenue than does seasonality. Operating revenue is generally lower in the winter months, however, and increases when short-term, weather-influenced cleanup projects are more frequently undertaken. While large, multi-year cleanup projects tend to continue in winter months, the pace of waste shipments may be slowed due to weather.

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

Our Richland, Washington disposal facility is regulated by the WUTC, which approves our rates for disposal of LLRW. Annual revenue levels are established based on a six year rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2009 began on January 1, 2008 and expires on January 1, 2014.

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

▪
FASB ASC Topic 410 Asset Retirement and Environmental Obligations (formerly Statement of Financial Accounting Standard (“SFAS”) No. 143 Accounting for Asset Retirement Obligations), requires us to record the fair value of an Asset Retirement Obligation (“ARO”) as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets. We are also required to record a corresponding asset that is amortized over the life of the underlying tangible asset. After the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. Cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value under the provisions of ASC 410.  We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an estimated inflation rate, estimated at December 31, 2009 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2009 approximated 7.9%. Final closure and post-closure monitoring obligations are currently estimated as being paid through 2105. During 2009, we updated several assumptions. This included the estimated cost of closing our Robstown, Texas facility, the estimated cost of closing active disposal cells, site closure costs, post-closure activities and the estimated year of site closure for our Grand View, Idaho facility. These changes resulted in a net decrease to our closure post-closure obligation of $1.7 million, a decrease of $1.3 million in retirement assets and $331,000 recorded as a reduction of other direct costs.

Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both:  (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy.  A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $1.5 million.  A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $1.3 million.

Share Based Payments
The Company’s Board of Directors granted stock options to purchase our common stock to certain employees and Directors under our previous 1992 Employee Stock Option Plan and our 2008 Stock Option Incentive Plan. The Company has also granted directors and certain employees restricted stock awards under the 2005 Director Stock Plan and the 2006 Employee Stock Plan. Additionally, outstanding options have been granted under a 1992 Director Plan option plan that was cancelled in 2005.The benefits provided under all of these plans are subject to the provisions of ASC Topic 718 Compensation – Stock Compensation (formerly revised SFAS No. 123 (SFAS 123 R), Share-Based Payment), which we adopted effective January 1, 2006.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 13 to the consolidated financial statements included in this Form 10-K for a summary of the assumptions utilized in 2009, 2008 and 2007.  Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes
Income taxes are accounted for using an asset and liability approach in accordance with ASC Topic 740 Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. Deferred tax assets are required to be evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires management’s judgment and the use of estimates. During 2007, we utilized the remaining federal net operating loss carry forwards that were available as of December 31, 2006, and began paying our tax obligations from operating cash flows.  As of December 31, 2009, we have deferred tax assets totaling approximately $2.9 million, net of a valuation allowance of $2.9 million and deferred tax liabilities totaling approximately $7.9 million.

On January 1, 2007 we adopted the provisions of ASC 740 related to income tax uncertainties (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109) to account for uncertain tax positions. As discussed in Note 2 and Note 11 to the accompanying consolidated financial statements, the adoption had no impact on our financial position, results of operations or cash flows. The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposures. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows.

Litigation
We have in the past been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2009, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading or any other purposes.

We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2009, approximately $31.3 million was held in cash and cash equivalents primarily invested in money market accounts.  Interest earned on these investments is less than 1% per year. We have no debt obligations subject to interest rate risk except for our available credit facility, under which we can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate.  At December 31, 2009 and 2008, there were no outstanding borrowings on the credit facility.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Ecology, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheet of U.S. Ecology, Inc. (formerly known as American Ecology Corporation) and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Ecology, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte and Touche LLP

Boise, Idaho
March 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
U.S. Ecology, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Ecology, Inc. (formerly American Ecology Corporation) and subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Ecology, Inc. and subsidiaries as of December 31, 2008 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, OR
February 25, 2009

US ECOLOGY, INC. (formerly known as American Ecology Corporation)
CONSOLIDATED BALANCE SHEETS
in thousands, except share and per share amounts

	As of December 31,
	2009	2008
Assets

Current Assets:
Cash and cash equivalents	$31,347	$18,473
Short-term investments	1,395	-
Receivables, net	16,302	30,737
Prepaid expenses and other current assets	1,752	2,281
Income tax receivable	-	2,834
Deferred income taxes	41	417
Total current assets	50,837	54,742

Property and equipment, net	67,485	67,987
Restricted cash	4,800	4,716
Other assets	540	-
Total assets	$123,662	$127,445

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,264	$5,400
Deferred revenue	1,353	4,657
Accrued liabilities	4,150	4,398
Accrued salaries and benefits	1,735	2,895
Income taxes payable	201	-
Current portion of closure and post-closure obligations	293	490
Current portion of capital lease obligations	11	10
Total current liabilities	12,007	17,850

Long-term closure and post-closure obligations	13,070	13,972
Long-term capital lease obligations	10	21
Deferred income taxes	5,077	3,660
Total liabilities	30,164	35,503

Contingencies and commitments

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,306 and 18,304 shares issued, respectively	183	183
Additional paid-in capital	61,459	60,803
Retained earnings	34,446	33,544
Common stock held in treasury, at cost, 155 and 155, respectively	(2,590)	(2,588)
Total stockholders’ equity	93,498	91,942
Total liabilities and stockholders’ equity	$123,662	$127,445

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC. (formerly known as American Ecology Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
in thousands, except share and per share amounts

	For the Year Ended December 31,
	2009	2008	2007

Revenue	$132,519	$175,827	$165,520
Transportation costs	52,708	82,064	79,326
Other direct operating costs	43,535	44,322	40,681
Gross profit	36,276	49,441	45,513
Selling, general and administrative expenses	13,835	14,920	14,646
Insurance proceeds	(661)	-	-
Operating income	23,102	34,521	30,867
Other income (expense):
Interest income	116	413	732
Interest expense	(2)	(7)	(3)
Other	267	306	122
Total other income	381	712	851
Income before income taxes	23,483	35,233	31,718
Income tax expense	9,513	13,735	12,322
Net income	$13,970	$21,498	$19,396

Earnings per share:
Basic	$0.77	$1.18	$1.06
Diluted	$0.77	$1.18	$1.06

Shares used in earnings per share calculation:
Basic	18,146	18,236	18,217
Diluted	18,173	18,290	18,257

Dividends paid per share	$0.72	$0.66	$0.60

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC. (formerly known as American Ecology Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
in thousands

	For the Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$13,970	$21,498	$19,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	9,046	10,641	10,009
Deferred income taxes	1,793	3,333	2,924
Stock-based compensation expense	655	820	743
Net loss (gain) on sale of property and equipment	296	34	(26)
Accretion of interest income	-	(15)	(158)
Changes in assets and liabilities:
Receivables	14,435	(1,315)	(1,730)
Income tax receivable	2,834	(1,840)	(344)
Other assets	(11)	753	(395)
Accounts payable and accrued liabilities	(1,054)	(1,815)	(659)
Deferred revenue	(3,304)	166	879
Accrued salaries and benefits	(1,160)	282	670
Income tax payable	201	-	-
Closure and post-closure obligations	(928)	(1,934)	(659)
Other	14	-	-
Net cash provided by operating activities	36,787	30,608	30,650

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,405)	(13,617)	(15,430)
Purchases of short-term investments	(1,409)	(992)	(24,901)
Maturities of short-term investments	-	3,216	28,970
Restricted cash	(84)	165	(190)
Proceeds from sale of property and equipment	64	14	92
Net cash used in investing activities	(10,834)	(11,214)	(11,459)

Cash Flows From Financing Activities:
Dividends paid	(13,068)	(12,054)	(10,937)
Common stock repurchases	(2)	(2,588)	-
Payment of capital lease obligations	(10)	(10)	(7)
Proceeds from stock option exercises	-	1,095	328
Tax benefit of common stock options	-	73	213
Other	1	-	-
Net cash used in financing activities	(13,079)	(13,484)	(10,403)

Increase in cash and cash equivalents	12,874	5,910	8,788
Cash and cash equivalents at beginning of year	18,473	12,563	3,775
Cash and cash equivalents at end of year	$31,347	$18,473	$12,563

Supplemental Disclosures
Income taxes paid, net of receipts	$4,686	$12,169	$9,545
Interest paid	2	7	3
Non-cash investing and financing activities:
Closure/Post closure retirement asset	(1,338)	45	1,913
Capital expenditures in accounts payable	566	896	411
Acquisition of equipment with capital leases	-	6	12

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC. (formerly known as American Ecology Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
$s in thousands

	Common Shares Issued	Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity

Balance 12-31-2006	18,174,040	$182	$57,532	$15,641	$-	$73,355
Net income	-	-	-	19,396	-	19,396
Dividend paid	-	-	-	(10,937)	-	(10,937)
Stock option exercises	51,000	-	328	-	-	328
Tax benefit of equity based awards	-	-	213	-	-	213
Stock-based compensation	-	-	743	-	-	743
Issuance of restricted common stock net of forfeitures	21,000	-	-	-	-	-
Balance 12-31-2007	18,246,040	182	58,816	24,100	-	83,098
Net income	-	-	-	21,498	-	21,498
Dividend paid	-	-	-	(12,054)	-	(12,054)
Stock option exercises	53,774	1	1,094	-	-	1,095
Tax benefit of equity based awards	-	-	73	-	-	73
Stock-based compensation	-	-	820	-	-	820
Issuance of restricted common stock	4,500	-	-	-	-	-
Repurchase of common stock: 155,175 shares	-	-	-	-	(2,588)	(2,588)
Balance 12-31-2008	18,304,314	183	60,803	33,544	(2,588)	91,942
Net income	-	-	-	13,970	-	13,970
Dividend paid	-	-	-	(13,068)	-	(13,068)
Tax benefit of equity based awards	-	-	-	-	-	-
Stock-based compensation	-	-	655		-	655
Issuance of restricted common stock net of forfeitures	1,300	-	-	-	-	-
Repurchase of common stock: 140 shares	-	-	-	-	(2)	(2)
Other	-	-	1	-	-	1
Balance 12-31-2009	18,305,614	$183	$61,459	$34,446	$(2,590)	$93,498

The accompanying notes are an integral part of these financial statements

US ECOLOGY, INC. (formerly known as American Ecology Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS

US Ecology was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010 the Company changed its name from American Ecology Corporation to US Ecology, Inc. US Ecology, Inc., through its subsidiaries provides radioactive, Polychlorinated biphenyl (“PCB”), hazardous and industrial waste management services to commercial and government entities, such as refineries and chemical production facilities, electric utilities, manufacturers, steel mills and medical and academic institutions. We are headquartered in Boise, Idaho. Throughout these financial statements words such as “we,” “us,” “our,” “US Ecology” and the “Company” refer to US Ecology, Inc., and its subsidiaries.

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

Principles of Consolidation. The accompanying financial statements are prepared on a consolidated basis. All significant inter-company balances and transactions have been eliminated in consolidation. Our year-end is December 31.  We have evaluated subsequent events through the date and time the financial statements were issued on March 4, 2010.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on deposit, money market accounts and short-term investments with remaining maturities of 90 days or less.

Short-Term Investments. Short-term investments consist of investments in government agency securities or investments in high-quality commercial paper. Investments are classified as available for sale and held at amortized cost, which approximates fair value. The investments have a maximum maturity of nine months at December 31, 2009. Our investment policy allows for maturities up to two years and a wide range of investment rated debt.

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

Restricted Cash.  Restricted cash balances of $4.8 million and $4.7 million at December 31, 2009 and 2008, respectively, represent funds held in third party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations.  These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.  The balances are adjusted to fair market value on a monthly basis.

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

Transportation revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from cleanup sites to disposal facilities operated by other companies. We account for our bundled arrangements as multiple deliverable arrangements and determine the amount of revenue recognized for each deliverable (unit of accounting) using the relative fair value method. Transportation revenue is recognized when the transported waste is received at the disposal facility. Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill, which is generally the same day as receipt of the waste at the disposal site.

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

Unbilled Receivables. Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2009 were billed in the following month.

Deferred revenue. Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment. Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. During 2009, 2008 and 2007, maintenance and repair expenses charged to continuing operations were $2.0 million, $2.1 million and $1.9 million, respectively.

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

Insurance. We are self-insured for health-care coverage of employees. Stop-loss insurance is carried, under which we assume liability for claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs for our self-insured health care coverage were $212,000 and $234,000 at December 31, 2009 and 2008, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA subject to a $250,000 self-insured retention. We are also insured for consultant environmental liability subject to a $100,000 self-insured retention.  Additionally, we are insured for losses or damage to third party property or people subject to a $50,000 self-insured retention.

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

New and Recently Issued Accounting Pronouncements.

In December 2007, the FASB issued a new statement regarding business combinations located under ASC Topic 805 Business Combinations (formerly SFAS 141(revised 2007), Business Combinations ), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree in a business combination. The new statement requires that assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date with changes thereafter reflected in results of operations, as opposed to goodwill. Additionally, the new statement modifies the treatment of restructuring costs associated with a business combination and requires acquisition costs to be expensed as incurred. The new statement also provides guidance on disclosures related to the nature and financial impact of the business combination and is effective for transactions closing after December 15, 2008 and for fiscal years beginning after December 15, 2008. The new statement will be applied for future business combinations, if any, entered into by the Company. The impact of this new standard is dependent on the nature of completed acquisition. Any impact will be evaluated as part of the economic evaluation of such a business combination.

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

In May 2009, the FASB issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located in ASC Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ended June 30, 2009 for the Company. In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of this new statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a new statement that provides for the FASB ASC (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The new statement, located in ASC Topic 105-10 Generally Accepted Accounting Principles (formerly SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) is effective for interim and annual periods ending after September 15, 2009, which was the quarter ended September 30, 2009 for the Company.  The adoption of this statement did not have a material impact on our consolidated financial statements.

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

●
Allowance for Doubtful Accounts – We estimate losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

●
Recovery of Long-Lived Assets – We evaluate the recovery of our long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

●	Income Taxes – We assume the deductibility of certain costs in our income tax filings, estimate our state income tax rate and estimate the future recovery of deferred tax assets.

●	Legal Accruals – We estimate the amount of potential exposure we may have with respect to litigation, claims and assessments.

●
Disposal Cell Development and Final Closure/Post-Closure Amortization – We expense amounts for disposal cell usage and final closure and post-closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the final closure and post-closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for final closure and post-closure costs are developed using input from third-party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

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

Reclassifications
The Company reclassified $267,000 from long-term deferred income tax liabilities to current deferred income tax assets on the consolidated balance sheet at December 31, 2008. The amount reclassified represents the portion of the Company’s valuation allowance on deferred tax assets allocated to current deferred taxes.  Previously, the entire valuation allowance on deferred taxes was recorded against long-term deferred tax assets. This reclassification had no impact on results of operations or cash flows and we believe this reclassification is not material to the consolidated financial statements taken as a whole.

NOTE 4.	CONCENTRATIONS AND CREDIT RISK

Major Customers. Honeywell International, Inc., accounted for 38%, 43% and 41% of revenue for the years ending December 31, 2009, 2008 and 2007, respectively.  No other customer accounted for more than 10% of revenue for the years ending December 31, 2009, 2008 and 2007.

The following customers accounted for more than 10% of total trade receivables as of December 31:

	Percent of Receivables
Customer	2009	2008

Honeywell International, Inc.	2%	43%
U.S. Army Corps of Engineers	18%	5%
WRS Infrastructure & Environmental	11%	0%

No other customer’s trade receivables represented more than 10% as of December 31, 2009 and 2008.

Credit Risk Concentration. We maintain most of our cash and short-term investments with nationally recognized financial institutions like Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

Labor Concentrations. As of December 31, 2009, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represents 10 employees at our Richland facility. Our 211 other employees do not belong to a union.

NOTE 5.	SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2009 comprised of $1.4 million in fixed maturity commercial paper maturing in June 2010. There were no short-term investments outstanding at December 31, 2008.

NOTE 6.	RECEIVABLES

Receivables at December 31, 2009 and 2008 were as follows:

$s in thousands	2009	2008

Trade	$16,016	$27,324
Unbilled revenue	337	3,536
Other	70	226
	16,423	31,086
Allowance for doubtful accounts	(121)	(349)
	$16,302	$30,737

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2009	$349	$(39)	$(189)	$121
Year ended December 31, 2008	$134	$219	$(4)	$349
Year ended December 31, 2007	$110	$103	$(79)	$134

NOTE 7.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 were as follows:

$s in thousands	2009	2008

Cell development costs	$44,029	$42,432
Land and improvements	9,773	9,158
Buildings and improvements	29,151	29,721
Railcars	17,375	17,375
Vehicles and other equipment	21,824	22,065
Construction in progress	7,822	4,473
	129,974	125,224
Accumulated depreciation and amortization	(62,489)	(57,237)
	$67,485	$67,987

Depreciation and amortization expense was $7.9 million, $9.4 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8.	EMPLOYEE BENEFIT PLANS

We maintain the US Ecology, Inc., 401(k) Savings Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees. Participants may contribute a percentage of salary up to the IRS limitations.We contribute a matching contribution equal to 55% of participant contributions up to 6% of compensation. We contributed in 2009, 2008 and 2007 matching contributions to the Plan of $311,000, $311,000 and $267,000, respectively.

NOTE 9.	CLOSURE AND POST-CLOSURE OBLIGATIONS

Accrued closure and post-closure liability represents the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. Liabilities are recorded when work is probable, and the costs can be reasonably estimated. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

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

We apply ASC 410 to account for our asset retirement obligations which requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure cost taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2009.  Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2009 approximated 7.9%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

Changes to reported closure and post-closure obligations for the years ended December 31, 2009 and 2008 were as follows:

$s in thousands	2009	2008

Beginning obligation	$14,462	$15,134
Accretion expense	1,167	1,217
Payments	(598)	(1,011)
Adjustments	(1,668)	(878)
Ending obligation	13,363	14,462
Less current portion	(293)	(490)
Long-term portion	$13,070	$13,972

The adjustment to the obligation is a change in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments in 2009 were:  (1) a $1.9 million decrease to the obligation for our Grand View, Idaho and Robstown, Texas facilities, primarily as a result of decreases to our estimated costs to close active disposal cells, (2) a $231,000 increase to the obligations associated with our non-operating facilities as a result of changes in our estimated costs for closure and post-closure activities.

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

The reported closure and post-closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31, 2009 and 2008 as follows:

$s in thousands	2009	2008

Net closure and post-closure asset, beginning of year	$2,228	$3,298
Additions or adjustments to closure and post-closure asset	(1,338)	30
Amortization of closure post-closure asset	(890)	(1,100)
Net closure and post-closure asset, end of year	$-	$2,228

NOTE 10.	DEBT

Revolving Line of Credit
On June 30, 2008, we entered into a new $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  This Revolving Credit Agreement expires on June 15, 2010.  Monthly interest only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. At December 31, 2009, the applicable interest rate on the line of credit was 1.08%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At December 31, 2009, we were in compliance with all of the financial covenants in the credit agreement. Based on discussions with Wells Fargo and other financial institutions, we do not currently expect difficulties in renewing or replacing the existing Revolving Credit Agreement on terms and conditions that we find to be acceptable.

At December 31, 2009 and 2008, we had no amounts outstanding on the revolving line of credit. At December 31, 2009 the availability under the line of credit was $11.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance. At December 31, 2008, the availability under the line of credit was $11.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

NOTE 11.	INCOME TAXES

The components of the income tax expense were as follows:

$s in thousands	2009	2008	2007
Current:
U.S. Federal	$6,630	$8,992	$8,310
State	1,090	1,411	1,088
	7,720	10,403	9,398
Deferred:
U.S. Federal	1,591	3,042	2,864
State	202	290	60
	1,793	3,332	2,924
	$9,513	$13,735	$12,322

The following table reconciles between the effective income tax rate and the applicable statutory federal and state income tax rate:

	2009	2008	2007
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal) income tax benefit	3.7	3.4	2.0
Other	1.8	0.6	1.8
	40.5%	39.0%	38.8%

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

$s in thousands	2009	2008
Current deferred tax assets:
Environmental compliance and other site related costs	$40	$188
Accruals, allowances and other	320	496
Less: valuation allowance - current portion	(319)	(267)
Total current deferred tax assets	$41	$417

Long-term deferred tax assets (liabilities):
Net operating loss carry forward	$2,905	$2,313
Environmental compliance and other site related costs	(1,623)	(550)
Accruals, allowances and other	81	90
Property and equipment	(3,873)	(3,512)
Total long-term deferred tax assets	(2,510)	(1,659)
Less: valuation allowance	(2,567)	(2,001)
Net long-term deferred tax (liabilities) assets	$(5,077)	$(3,660)

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of net operating loss carry forwards (“NOLs”) for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2009 and 2008, we continued to maintain a valuation allowance for approximately $2.9 million and $2.3 million, respectively, of state tax benefits that are not expected to be utilizable prior to expiration. During the first quarter of 2007, we utilized the remaining $2.5 million of federal net operating loss carry forwards that were available at December 31, 2006 and began paying our tax obligations from operating cash flows during the second quarter of 2007.

On January 1, 2007, we adopted the provisions of ASC 740 related to income tax uncertainties (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109) which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This adoption did not have an impact on our consolidated financial statements. We had no unrecognized tax benefits as of December 31, 2009, 2008 or 2007. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the years ended December 31, 2009, 2008 and 2007 were not material.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2006 through 2009. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2005 through 2009. We are currently not under examination by the IRS or any state tax jurisdiction.

NOTE 12.	CONTINGENCIES AND COMMITMENTS

Litigation
In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2009, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases
Lease agreements primarily cover rail cars and office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2009 were as follows:

$s in thousands
2010	$465
2011	211
2012	110
2013	81
2014	78
Thereafter	45
$990

Rental expense from continuing operations amounted to $3.3 million, $3.5 million and $4.4 million during 2009, 2008 and 2007, respectively.

NOTE 13.	EQUITY

Stock Options
We have three stock option plans, the 1992 Stock Option Plan for Employees (“the 1992 Employee Plan”), the 1992 Director Stock Option Plan (“the 1992 Director Plan”) and the 2008 Stock Option Incentive Plan (“the 2008 Stock Option Plan”) which was approved by our stockholders in May 2008. In March 2005, the Board of Directors cancelled the 1992 Director Plan except for the options then outstanding. These plans were developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees to contribute to our success. The following table summarizes our stock option plan activity for each of the years ended December 31:

$s in thousands, except per share amounts	2009	2008	2007

Outstanding at beginning of period	206,002	266,376	291,900
Granted	147,000	3,400	52,976
Exercised	-	(53,774)	(51,000)
Cancelled or expired	(26,642)	(10,000)	(27,500)
Outstanding at end of period	326,360	206,002	266,376

Weighted average exercise price of options:
Beginning of period	$17.19	$17.10	$13.43
Granted	$19.85	$28.52	$22.67
Exercised	$-	$20.37	$6.44
Cancelled or expired	$14.77	$1.47	$8.63
Outstanding at end of period	$18.59	$17.19	$17.10

Exercisable at end of period	167,577	125,957	124,077

Available for future grant	1,366,242	1,496,600	-

Intrinsic value of options exercised	$-	$546	$583
Aggregate intrinsic value of options outstanding	$592	$922	$1,700
Aggregate intrinsic value of options exercisable	$575	$922	$1,502

	Outstanding options			Exercisable options
		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
	Number of	life	exercise	Number of	exercise
Range of exercise prices	Shares	(in years)	price	Shares	price
$2.42	10,000	1.4	$2.42	10,000	$2.42
$3.75 - 3.92	22,200	1.1	$3.81	22,200	$3.81
$9.20 - 12.15	20,000	4.6	$10.31	20,000	$10.31
$16.40	27,000	9.4	$16.40	-	$-
$20.27 - 21.74	212,760	8.0	$21.08	91,427	$21.69
$23.48	31,000	7.9	$23.48	20,550	$23.48
$28.52	3,400	8.4	$28.52	3,400	$28.52

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

During 2009, we granted 120,000 incentive and non-qualified stock options to purchase US Ecology common stock to members of our management team.  These options expire in the year 2019 and vest over three years.  During 2009, we granted 27,000 non-qualified stock options to purchase US Ecology common stock to non-employee directors. These options expire in the year 2019 and vest over one year contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. During 2008, we granted 3,400 non-qualified stock options to a non-employee director. These options expire in the year 2018 and vest over one year contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. In 2007, we granted 52,976 incentive and non-qualified stock options to purchase US Ecology common stock to members of our management team. These options expire in the year 2017 and vest over three years. Compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Stock-based compensation recorded in selling, general and administrative expense	$572,502	$474,435	$370,335
Stock-based compensation recorded in other direct costs	$2,619	5,087	5,087

Total stock-based compensation expense	$575,121	$479,522	$375,422

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007

Expected life	3.3 years	3.2 years	3.2 years
Expected volatility	47%	40%	40%
Risk-free interest rate	1.1%	2.7%	3.5%
Expected dividend yield	2.8%	2.6%	3.0%
Weighted-average fair value of options granted during the period	$5.68	$7.29	$5.81

Restricted Stock Plans
We have two restricted stock plans: the Amended and Restated 2005 Non-Employee Director Compensation Plan (the “Director Plan”) and the 2006 Restricted Stock Plan (the “Employee Plan”). The Director Plan establishes the cash compensation that each non-employee board member receives. In addition, the Director Plan provides that each non-employee director receive an annual award of the number of shares of restricted stock with a value equal to $25,000 on the date of grant with a one-year vesting period. In April 2008, the Director Plan was amended to allow each non-employee director to elect to receive their annual equity based award in either shares of restricted stock under the Director Plan or an equivalent dollar value of stock options under the 2008 Stock Option Plan with a one-year vesting period.  Vesting is also contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 200,000 shares of common stock have been authorized for issuance under the Director Plan. As of December 31, 2009, 32,100 shares of restricted stock were issued to the non-employee directors and 167,900 shares of stock remained available for issuance under the Director Plan.

The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. 200,000 shares of common stock have been authorized for issuance under the Employee Plan. During 2009 and 2008, no shares of restricted stock were granted to employees.  In 2007, we granted 14,500 shares of restricted stock, net of forfeitures.  Of the 14,500 shares of restricted stock granted in 2007, 200 shares vest one-third annually over three years, 7,150 shares vest over one year and 7,150 shares were fully vested on the grant date.  As of December 31, 2009, 180,399 shares of stock remained available for future issuance under the plan.

The table below summarizes restricted stock activity and related expense for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	6,448	$26.34	17,408	$22.20	12,300	$23.75
Granted	1,500	16.40	4,500	28.52	21,500	22.72
Vested	(6,083)	26.67	(15,460)	22.31	(15,892)	23.95
Cancelled or expired	(199)	21.27	-	-	(500)	21.53
Outstanding at end of period	1,666	$16.79	6,448	$26.34	17,408	$22.20

Available for future grant	348,299		349,600		354,100

Compensation expense recognized in:
Other direct costs	$855		$7,892		$9,066
Selling, general & administrative	$78,371		$332,614		$358,577

Unearned compensation	$10,385		$68,111		$279,122

Treasury Stock
On October 28, 2008, our Board of Directors authorized a program to repurchase up to 600,000 shares of the Company’s outstanding common stock through December 31, 2008.  On December 11, 2008, the program was extended from December 31, 2008 to February 28, 2009. On February 23, 2009, the program was extended from February 28, 2009 to December 31, 2009. In 2008, we repurchased 155,175 shares at an average cost of $16.68 per share.  In 2009, we repurchased 140 shares at an average cost of $16.02 per share. The program expired on December 31, 2009.

NOTE 14.	CALCULATION OF EARNINGS PER SHARE

$s and shares in thousands, except per share amounts	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$13,970	$13,970	$21,498	$21,498	$19,396	$19,396
Weighted average common shares outstanding	18,146	18,146	18,236	18,236	18,217	18,217

Dilutive effect of stock options and restricted stock		27		54		40
Weighted average shares outstanding		18,173		18,290		18,257

Earnings per share	$0.77	$0.77	$1.18	$1.18	$1.06	$1.06
Anti-dilutive shares excluded from calculation		268		83		166

NOTE 15.	OPERATING SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following table:

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2009
Revenue - Treatment and disposal	$79,307	$22	$-	$79,329
Revenue - Transportation services	53,190	-	-	53,190
Total revenue	132,497	22	-	132,519
Transportation costs	52,708	-	-	52,708
Other direct operating costs	43,073	462	-	43,535
Gross profit (loss)	36,716	(440)	-	36,276
Selling, general & administration	4,790	-	9,045	13,835
Insurance proceeds	(661)	-	-	(661)
Operating income (loss)	32,587	(440)	(9,045)	23,102
Interest income (expense), net	(1)	-	115	114
Other income	187	80	-	267
Income (loss) before tax	32,773	(360)	(8,930)	23,483
Tax expense	-	-	9,513	9,513
Net income (loss)	$32,773	$(360)	$(18,443)	$13,970
Depreciation, amortization & accretion	$8,782	$219	$45	$9,046
Capital expenditures	$9,371	$-	$34	$9,405
Total assets	$84,729	$39	$38,894	$123,662

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2008
Revenue - Treatment and disposal	$92,996	$23	$-	$93,019
Revenue - Transportation services	82,808	-	-	82,808
Total revenue	175,804	23	-	175,827
Transportation costs	82,064	-	-	82,064
Other direct operating costs	44,025	265	32	44,322
Gross profit (loss)	49,715	(242)	(32)	49,441
Selling, general & administration	5,121	-	9,799	14,920
Insurance proceeds	-	-	-	-
Operating income (loss)	44,594	(242)	(9,831)	34,521
Interest income (expense), net	(3)	-	409	406
Other income	305	-	1	306
Income (loss) before tax	44,896	(242)	(9,421)	35,233
Tax expense	-	-	13,735	13,735
Net income (loss)	$44,896	$(242)	$(23,156)	$21,498
Depreciation, amortization & accretion	$10,308	$285	$48	$10,641
Capital expenditures	$13,558	$9	$50	$13,617
Total assets	$99,906	$59	$27,480	$127,445

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2007
Revenue - Treatment and disposal	$85,827	$21	$-	$85,848
Revenue - Transportation services	79,672	-	-	79,672
Total revenue	165,499	21	-	165,520
Transportation costs	79,326	-	-	79,326
Other direct operating costs	40,156	525	-	40,681
Gross profit (loss)	46,017	(504)	-	45,513
Selling, general
& administration	5,255	-	9,391	14,646
Insurance proceeds	-	-	-	-
Operating income (loss)	40,762	(504)	(9,391)	30,867
Interest income, net	16	-	713	729
Other income	56	66	-	122
Income (loss) before tax	40,834	(438)	(8,678)	31,718
Tax expense	-	-	12,322	12,322
Net income (loss)	$40,834	$(438)	$(21,000)	$19,396
Depreciation, amortization & accretion	$9,654	$317	$38	$10,009
Capital expenditures	$15,386	$4	$40	$15,430
Total assets	$94,325	$40	$22,711	$117,076

NOTE 16.	HONEYWELL INTERNATIONAL CONTRACT

In June 2005, we entered into a contract with Honeywell International, Inc. to transport, treat, and dispose of approximately 1.3 million tons of chromite ore processing residue. The project was completed in October 2009.  Honeywell International, Inc., accounted for 38%, 43% and 41% of revenue for the years ending December 31, 2009, 2008 and 2007, respectively.

NOTE 17.	QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2009 and 2008 were:

	Three-Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
	$s and shares in thousands, except per share data
2009
Revenue	$34,965	$36,377	$37,529	$23,648	$132,519
Gross profit	9,546	9,112	9,983	7,635	36,276
Operating income	5,973	5,716	6,777	4,636	23,102
Net income	3,644	3,518	4,164	2,644	13,970
Earnings per share—diluted (1)	$0.20	$0.19	$0.23	$0.15	$0.77
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,176	18,175	18,170	18,172	18,173

2008
Revenue	$46,219	$44,516	$41,051	$44,041	$175,827
Gross profit	13,444	13,578	10,021	12,398	49,441
Operating income	9,525	9,846	6,812	8,338	34,521
Net income	5,868	6,110	4,271	5,249	21,498
Earnings per share—diluted (1)	$0.32	$0.33	$0.23	$0.29	$1.18
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,277	18,295	18,330	18,258	18,290

(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 18.	SUBSEQUENT EVENTS

On January 4, 2010 the Company declared a dividend of $0.18 per common share for stockholders of record on January 15, 2010.  The dividend was paid out of cash on hand on January 22, 2010 in an aggregate amount of $3.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework and concluded that, as of December 31, 2009, the internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2009, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a code of conduct that applies to our Chief Executive Officer and Chief Financial Officer. This code of conduct is available on our Web site at www.usecology.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report filed with the SEC.

Item 11. Executive Compensation.

Information concerning executive and director compensation is presented under the heading “Compensation Discussion and Analysis” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

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

The following table provides information as of December 31, 2009 about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan, the 2006 Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity stock option compensation plans approved by security holders	328,026	$18.59	1,714,541

Equity compensation plans not approved by security holders	-	-	-

Total	328,026	$18.59	1,714,541

(1)	Includes 1,666 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 34 of this report.

2)	Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 on page 34.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 60 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.

By: /s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President and Chief Financial Officer
Date: March 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 4, 2010.

/s/ James R. Baumgardner	/s/ Jeffrey R. Feeler
James R. Baumgardner President and Chief Executive Officer (Principal Executive Officer)	Jeffrey R. Feeler Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Simon G. Bell	/s/ John M. Cooper
Simon G. Bell. Vice President of Operations	John M. Cooper Vice President and Chief Information Officer

/s/ Eric L. Gerratt	/s/ Steven D. Welling
Eric L. Gerratt Vice President and Controller	Steven D. Welling. Senior Vice President Sales and Marketing

/s/ Victor J. Barnhart	/s/ Joe F. Colvin
Victor J. Barnhart (Director)	Joe F. Colvin (Director)

/s/ Roy C. Eliff	/s/ Edward F. Heil
Roy C. Eliff (Director)	Edward F. Heil (Director)

/s/ Jeffrey S. Merrifield	/s/ John W. Poling
Jeffrey S. Merrifield (Director)	John W. Poling (Director)

/s/ Stephen A. Romano
Stephen A. Romano (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's
3.1	Restated Certificate of Incorporation
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.50	Revolving Credit Agreement between American Ecology Corporation and Wells Fargo Bank, National Association	Form 8-K filed 7-1-08
10.51	First Amendment To The Revolving Credit Agreement between American Ecology Corporation and Wells Fargo Bank, National Association	2nd Qtr Form 10-Q filed 7-30-2009
10.53	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.54	*Management Incentive Plan Effective January 1, 2007	1st Qtr Form 10-Q filed 4-30-2007
10.55	*Management Incentive Plan Effective January 1, 2008	2007 Form 10-K
10.56	*Management Incentive Plan Effective January 1, 2009	1st Qtr Form 10-Q filed 4-30-2009
10.60	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company’s Directors and Officers	Form 8-K filed 5-26-05
10.62	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.65	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.70	Form of Royalty Agreement for El Centro Landfill Dated February 13, 2003	Form 8-K filed 2-13-03
10.71	*Executive Employment Agreement with James R. Baumgardner **	2008 Form 10-K
10.72	*Change of Control Agreement with Simon G. Bell	2008 Form 10-K
10.73	*Change of Control Agreement with John M. Cooper	2008 Form 10-K
10.74	*Change of Control Agreement with Jeffrey R. Feeler	2008 Form 10-K
10.75	*Change of Control Agreement with Eric L. Gerratt	2008 Form 10-K
10.76	*Change of Control Agreement with Steven D. Welling	2008 Form 10-K
10.77	*Amendment to Change of Control Agreement with Simon G. Bell	2008 Form 10-K
10.78	*Amendment to Change of Control Agreement with John M. Cooper	2008 Form 10-K
10.79	*Amendment to Change of Control Agreement with Jeffrey R. Feeler	2008 Form 10-K
10.80	*Amendment to Change of Control Agreement with Eric L. Gerratt	2008 Form 10-K
10.81	*Amendment to Change of Control with Steven D. Welling	2008 Form 10-K
10.82	Amended and Restated 2005 Non-Employee Director Compensation Plan	2008 Form 10-K
14.1	Code of Ethics for Chief Executive, President and Chief Operating Officer, Chief Financial Officer and Other Executive Officers
14.2	Code of Ethics for Directors	2007 Form 10-K
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP
23.2	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2009 Form 10-K by Chief Executive Officer dated March 4, 2010
31.2	Certifications of December 31, 2009 Form 10-K by Chief Financial Officer dated March 4, 2010
32.1	Certifications of December 31, 2009 Form 10-K by Chief Executive Officer dated March 4, 2010
32.2	Certifications of December 31, 2009 Form 10-K by Chief Financial Officer dated March 4, 2010

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
** Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC