Form 10-Q
period 2010-03-31
US ECOLOGY, INC.
filed 2010-04-30
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to ________________________________________

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 28, 2010 was 18,305,614.

US ECOLOGY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
US ECOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2010	December 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$32,706	$31,347
Short-term investments	1,383	1,395
Receivables, net	13,739	16,302
Prepaid expenses and other current assets	1,200	1,752
Deferred income taxes	252	41
Total current assets	49,280	50,837

Property and equipment, net	68,341	67,485
Restricted cash	4,796	4,800
Other assets	509	540
Total assets	$122,926	$123,662

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,956	$4,264
Deferred revenue	1,489	1,353
Accrued liabilities	4,550	4,150
Accrued salaries and benefits	1,396	1,735
Income taxes payable	1,099	201
Current portion of closure and post-closure obligations	1,366	293
Current portion of capital lease obligations	11	11
Total current liabilities	12,867	12,007

Long-term closure and post-closure obligations	12,184	13,070
Long-term capital lease obligations	7	10
Deferred income taxes	5,457	5,077
Total liabilities	30,515	30,164

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,306 shares issued	183	183
Additional paid-in capital	61,301	61,459
Retained earnings	32,966	34,446
Common stock held in treasury, at cost, 122 and 155 shares, respectively	(2,039)	(2,590)
Total stockholders’ equity	92,411	93,498
Total liabilities and stockholders’ equity	$122,926	$123,662

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$19,540	$34,965
Direct operating costs	10,285	11,245
Transportation costs	2,680	14,174

Gross profit	6,575	9,546

Selling, general and administrative expenses	3,567	3,573
Operating income	3,008	5,973

Other income (expense):
Interest income	14	48
Interest expense	(1)	(1)
Other	41	33
Total other income	54	80

Income before income taxes	3,062	6,053
Income taxes	1,272	2,409
Net income	$1,790	$3,644

Earnings per share:
Basic	$0.10	$0.20
Dilutive	$0.10	$0.20

Shares used in earnings per share calculation:
Basic	18,163	18,143
Dilutive	18,185	18,176

Dividends paid per share	$0.18	$0.18

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,790	$3,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,792	2,286
Deferred income taxes	169	240
Stock-based compensation expense	393	218
Net loss (gain) on sale of property and equipment	48	(34)
Investment premium amortization	12	-
Changes in assets and liabilities:
Receivables	2,563	5,213
Income tax receivable	-	2,452
Other assets	583	121
Accounts payable and accrued liabilities	(1,236)	(1,722)
Deferred revenue	136	477
Accrued salaries and benefits	(339)	(1,202)
Income tax payable	898	-
Closure and post-closure obligations	(83)	(148)
Net cash provided by operating activities	6,726	11,545

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,114)	(2,661)
Proceeds from sale of property and equipment	16	42
Restricted cash	4	(8)
Net cash used in investing activities	(2,094)	(2,627)

Cash Flows From Financing Activities:
Dividends paid	(3,270)	(3,267)
Common stock repurchases	-	(2)
Other	(3)	(1)
Net cash used in financing activities	(3,273)	(3,270)

Increase in cash and cash equivalents	1,359	5,648

Cash and cash equivalents at beginning of period	31,347	18,473

Cash and cash equivalents at end of period	$32,706	$24,121

Supplemental Disclosures
Income taxes paid, net of receipts	$206	$(399)
Interest paid	1	1
Non-cash investing and financing activities:
Capital expenditures in accounts payable	328	128
Restricted stock issued from treasury shares	551	-

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – GENERAL

Basis of Presentation
The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of US Ecology, Inc., (formerly known as American Ecology Corporation) and its wholly-owned subsidiaries (collectively, “US Ecology” or “the Company”). All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 4, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Consolidated Balance Sheet as of December 31, 2009 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

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

NOTE 2 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new statement that establishes general standards of accounting for, and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new statement, located under the FASB Accounting Standards Codification™ (“ASC”) Topic 855 Subsequent Events (formerly SFAS 165, Subsequent Events) requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new statement is effective for interim or annual periods ending after June 15, 2009, which was the quarter ended June 30, 2009 for the Company. In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of this new statement did not have a material impact on our consolidated financial statements.

NOTE 3 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a multiple year disposal contract with the U.S. Army Corps of Engineers (“USACE”). Revenue under this contract represented 19% and 6% of total revenue for the three months ended March 31, 2010 and 2009, respectively. No other customer represented more than 10% of total revenue for the three months ended March 31, 2010. The Company had a contract with Honeywell International, Inc. (“Honeywell”) for transportation, treatment and disposal of hazardous waste from a multi-year clean-up site and other, smaller sites in New Jersey. Services under this contract were completed in early October 2009. Revenue under this bundled service contract represented 44% of our total revenue for the three months ended March 31, 2009. No other customer represented more than 10% of total revenue for the three months ended March 31, 2009. Receivables from the USACE represented 17% of our total trade receivables at March 31, 2010 and 18% of our trade receivables at December 31, 2009.  One other customer represented 12% of our total trade receivables at March 31, 2010 and one other customer represented 11% of our total trade receivables at December 31, 2009. No other customer’s receivable balances exceeded 10% of our total trade receivables at March 31, 2010 or December 31, 2009.

Credit Risk Concentration. We maintain most of our cash and short-term investments with nationally recognized financial institutions like Wells Fargo Bank, N.A. (“Wells Fargo”). Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include funds held in managed money market funds with Wells Fargo, U.S. Bancorp and Fidelity Investments. The fair value of these money market funds, using Level 1 inputs consistent with ASC Topic 820 Fair Value Measurements and Disclosures was $22.3 million at March 31, 2010.

NOTE 5 – SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2010 and December 31, 2009 were comprised of $1.4 million in fixed maturity, high-grade, commercial paper maturing in June 2010.

NOTE 6 – RECEIVABLES

Receivables were as follows:

	March 31,	December 31,
(in thousands)	2010	2009

Trade	$12,977	$16,016
Unbilled revenue	750	337
Other	114	70
	13,841	16,423
Allowance for doubtful accounts	(102)	(121)
	$13,739	$16,302

NOTE 7 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
(in thousands)	2010	2009

Cell development costs	$48,519	$44,029
Land and improvements	9,773	9,773
Buildings and improvements	29,201	29,151
Railcars	17,375	17,375
Vehicles and other equipment	22,243	21,824
Construction in progress	5,139	7,822
	132,250	129,974
Accumulated depreciation and amortization	(63,909)	(62,489)
	$68,341	$67,485

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1.5 million and $2.0 million, respectively.

NOTE 8 – RESTRICTED CASH

Restricted cash balances of $4.8 million at March 31, 2010 and December 31, 2009, are held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations. These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 9 – LINE OF CREDIT

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo. This Revolving Credit Agreement expires on June 15, 2010. Monthly interest only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. At March 31, 2010, the applicable interest rate on the line of credit was 1.1%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At March 31, 2010, we were in compliance with all of the financial covenants in the credit agreement.

At March 31, 2010 and December 31, 2009, we had no amounts outstanding on the revolving line of credit. At March 31, 2010 and December 31, 2009 the availability under the line of credit was $11.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended March 31, 2010

Beginning obligation	$13,363
Accretion expense	270
Payments	(83)
Adjustments	-
Ending obligation	13,550
Less current portion	(1,366)
Long-term portion	$12,184

NOTE 11 – INCOME TAXES

As of March 31, 2010 and December 31, 2009, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended March 31, 2010 and 2009 were not material.

Our effective tax rate for the three months ended March 31, 2010 was 41.5% compared to 39.8% for the three months ended March 31, 2009. This increase reflects an estimated fine proposed by one of our regulators that is not deductible for income taxes purposes.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2006 through 2009. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2005 through 2009. We are currently under examination by the Idaho Tax Commission for tax years 2006, 2007 and 2008. To our knowledge we are not currently under examination by the IRS or any other state taxing jurisdictions.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are periodically involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permit modifications at existing facilities, proposed new facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operating sites or non-operating sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operation. Periodically, management reviews and may establish reserves for legal, environmental and administrative matters, or fees expected to be incurred in connection therewith.

In March 2010, the Company received a proposed settlement offer from the U.S. Environmental Protection Agency (“EPA”) for approximately $900,000 relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. In response to the EPA’s proposal the Company counter-offered to settle the matter for $423,000.  The Company believes its counter-offer to settle the alleged matter is credible and has a strong basis in both the regulations and facts of the matter. Negotiations are ongoing with the EPA, which has neither accepted nor rejected the Company’s counter-offer.  Based on the Company’s counter-offer, we recognized a charge of $423,000 during the first quarter of 2010 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

NOTE 13 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$1,790	$1,790	$3,644	$3,644
Weighted average common shares outstanding	18,163	18,163	18,143	18,143

Dilutive effect of stock options and restricted stock		22		33
Weighted average shares outstanding		18,185		18,176

Earnings per share	$0.10	$0.10	$0.20	$0.20
Anti-dilutive shares excluded from calculation		313		264

NOTE 14 – TREASURY STOCK

During the three months ended March 31, 2010 the Company granted 33,037 shares of restricted stock from our treasury stock position at the average cost $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended March 31, 2010
Revenue - Treatment and disposal	$17,133	$4	$-	$17,137
Revenue - Transportation services	2,403	-	-	2,403
Total revenue	19,536	4	-	19,540
Direct operating costs	10,189	96	-	10,285
Transportation costs	2,680	-	-	2,680
Gross profit	6,667	(92)	-	6,575
Selling, general & administration	1,517	-	2,050	3,567
Operating income (loss)	5,150	(92)	(2,050)	3,008
Interest, net	-	-	13	13
Other income	39	2	-	41
Income (loss) before income taxes	5,189	(90)	(2,037)	3,062
Income taxes	-	-	1,272	1,272
Net income (loss)	$5,189	$(90)	$(3,309)	$1,790
Depreciation, amortization & accretion	$1,729	$51	$12	$1,792
Capital expenditures	$2,106	$-	$8	$2,114
Total assets	$82,884	$39	$40,003	$122,926

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended March 31, 2009
Revenue - Treatment and disposal	$20,738	$4	$-	$20,742
Revenue - Transportation services	14,223	-	-	14,223
Total revenue	34,961	4	-	34,965
Transportation costs	14,174	-	-	14,174
Direct operating costs	11,189	56	-	11,245
Gross profit	9,598	(52)	-	9,546
Selling, general & administration	1,108	-	2,465	3,573
Operating income (loss)	8,490	(52)	(2,465)	5,973
Interest, net	(1)	-	48	47
Other income	33	-	-	33
Income (loss) before income taxes	8,522	(52)	(2,417)	6,053
Income taxes	-	-	2,409	2,409
Net income (loss)	$8,522	$(52)	$(4,826)	$3,644
Depreciation, amortization & accretion	$2,221	$54	$11	$2,286
Capital expenditures	$2,656	$-	$5	$2,661
Total assets	$94,243	$57	$31,412	$125,712

NOTE 16 – SUBSEQUENT EVENT

On April 1, 2010, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 16, 2010. The dividend was paid using cash on hand on April 23, 2010 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte and Touche LLP

Boise, Idaho
April 30, 2010

US ECOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

US Ecology, Inc., through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including but not limited to oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; and Robstown, Texas. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three months ended March 31, 2010 and 2009.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended March 31, 2010	% of Treatment and Disposal Revenue (1) for the three Months ended March 31, 2009
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	42%	33%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	20%	12%
Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	15%	14%
Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	14%	13%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	8%	7%
Private Clean-up	Private sector clean-up project waste, typically Event business.	1%	21%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2010, approximately 37% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary quarter-to-quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

In 2005, we entered into a contract with Honeywell to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue. We believe this project was one of, if not the largest, private hazardous waste cleanup projects in our industry.  The project was for the treatment of commoditized metals-bearing waste. We believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee Desert of southwestern Idaho and competitive pricing for bundled transportation and disposal services. The project was completed in October 2009.  This project represented 44% , or $15.4 million, of our total revenues in the three months ended March 31, 2009 and we believe generated approximately 28% of our operating income, or approximately $0.06 diluted earnings per share.  The completion of this large Event Business project will impact the comparability of our financial results in 2010 when comparing to 2009 or previous period that the Honeywell project was shipping to our facility. We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after the completion of the Honeywell project.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers as well as those they serve to curtail operations resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government-funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Adverse economic trends arising in the second half of 2008 and continuing into 2010 have resulted in a decrease in near-term demand for our services from industrial production and manufacturing activities and waste-generating businesses that support them. These conditions also impact spending on real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects.  We have tightened our credit standards in response to these trends, which may also impact our business.  Demand for our services may benefit from greater emphasis on enforcement by the current federal administration as well as increased federal funding for environmental remediation, including funds specifically appropriated for remediation by the American Recovery and Reinvestment Act of 2009 (“ARRA”).  While we have received ARRA funding commitments on certain projects served by the Company and believe additional opportunities exist, this process has been slower than initially anticipated due to administratively burdensome reporting requirements by government agencies and we are not able to estimate the overall opportunity to the Company represented by ARRA.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended March 31,
share amounts)	2010	%	2009	%

Revenue	$19,540	100.0%	$34,965	100.0%
Direct operating costs	10,285	52.6%	11,245	32.2%
Transportation costs	2,680	13.7%	14,174	40.5%

Gross profit	6,575	33.7%	9,546	27.3%

Selling, general and administrative expenses	3,567	18.3%	3,573	10.2%
Operating income	3,008	15.4%	5,973	17.1%

Other income (expense):
Interest income	14	0.1%	48	0.1%
Interest expense	(1)	0.0%	(1)	0.0%
Other	41	0.2%	33	0.1%
Total other income	54	0.3%	80	0.2%

Income before income taxes	3,062	15.7%	6,053	17.3%
Income taxes	1,272	6.5%	2,409	6.9%
Net income	$1,790	9.2%	$3,644	10.4%

Earnings per share:
Basic	$0.10		$0.20
Dilutive	$0.10		$0.20

Shares used in earnings per share calculation:
Basic	18,163		18,143
Dilutive	18,185		18,176

Dividends paid per share	$0.18		$0.18

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue - Revenue decreased 44% to $19.5 million for the first quarter of 2010, down from $35.0 million in the first quarter of 2009. This reflects lower transportation revenue and lower treatment and disposal revenue in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to the completion of the four year Honeywell International Jersey City (“Honeywell Jersey City”) project in early October of 2009. In the first quarter of 2010, we disposed of 119,000 tons of waste, down 44% from 213,000 tons disposed in the first quarter of 2009, of which 87,000 tons was from the Honeywell Jersey City project. This volume decline was partially offset by a 42% increase in average selling price for treatment and disposal services (excluding transportation) in the first quarter of 2010 compared to the first quarter of 2009. This increase primarily reflects changes in service mix in the first quarter of 2010 as compared to the first quarter of 2009.

During the first quarter of 2010, treatment and disposal revenue from recurring Base Business customers was 8% lower than the first quarter of 2009 and comprised 63% of non-transportation revenue. This compared to 56% of non-transportation Base Business revenue in the first quarter of 2009. This decrease primarily reflects declines in our other industry and refinery customer categories.

Event Business revenue in the first quarter of 2010 decreased 32% compared to the same quarter in 2009 and was 37% of non-transportation revenue for the quarter. This compared to 44% of non-transportation Event Business in the first quarter of 2009. As discussed further below, this reflects decreased treatment and disposal revenue from private, government and steel customer categories. Event Business during the first quarter of 2010 showed an 18% improvement over the same period last year when excluding treatment and disposal revenue from the completed Honeywell Jersey City project.

The following table summarizes our first quarter 2010 revenue growth (both Base and Event Business) by customer type as compared with the first quarter of 2009.

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Other industry	33%
Broker	3%
Rate regulated	-2%
Government	-9%
Refinery	-13%
Private	-97%

Our other industry revenue category increased 33% in the first quarter of 2010 compared to the first quarter of 2009. This increase is primarily the result of a remedial cleanup project with an aluminum manufacturer that began in mid-2009 and was completed in the first quarter of 2010.

Our broker business increased 3% in the first quarter of 2010 compared to the same quarter in 2009. This increase reflects our continued success working with national and smaller regional waste broker companies that do not compete with us for disposal business.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility decreased 2% in the first quarter of 2010 compared to the first quarter of 2009. Our Richland facility operates under a State-approved revenue requirement. The decrease is due to the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 9% in the first quarter of 2010 compared to the first quarter of 2009. This decline reflects lower shipment volumes from two Department of Defense clean-up projects in the first quarter of 2010 compared to the first quarter of 2009.  This decline was partially offset by increased revenue from USACE project sites. Event Business under our contract with USACE contributed $3.7 million or 19% of total revenue in the first quarter of 2010, compared to $2.2 million or 6% of total revenue in the first quarter of 2009. This increase was due to the addition of transportation and logistic services being offered on one of the USACE project sites and to an approximate 14% increase in treatment and disposal revenue. Project-specific timing at the multiple USACE clean-up sites we serve contributed to this variability. Each such site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.

Treatment and disposal revenue from our refinery customers decreased 13% in the first quarter of 2010 compared to the same quarter in 2009. This decrease primarily reflects decreases in average selling prices for our thermal recycling services in the first quarter of 2010 compared to the first quarter of 2009 that was partially offset by a 10% volume increase.

Treatment and disposal revenue from private clean-up customers decreased 97% in the first quarter of 2010 as compared to the same quarter last year. This decrease primarily reflects the completion of the Honeywell Jersey City  project, which was completed in October 2009, and to a lesser extent the Molycorp, Pennsylvania project which was completed in the first quarter of 2009.  The Honeywell Jersey City project contributed 44% of total revenue (including transportation) in the first quarter of 2009 or $15.4 million.  The Molycorp project contributed 4% of total revenue (including transportation) in the first quarter of 2009 or $1.5 million.

Gross Profit. Gross profit for the first quarter of 2010 decreased by 31% to $6.6 million, down from $9.5 million in the first quarter of 2009.  This decrease primarily reflects lower volumes of waste disposed in the first quarter of 2010 compared to the same period in 2009.

Gross margin was 34% in the first quarter of 2010, up from 27% in the first quarter of 2009. This increase primarily reflects a significant decrease in low margin and pass through transportation revenue in the first quarter of 2010 compared to the same period in 2009 partially offset by lower utilization levels of our owned railcar fleet. Disposal gross margins (excluding transportation revenue and costs) were 40% in the first quarter of 2010 compared to 46% in the first quarter of 2009. This decrease reflects reduced operating leverage caused by significantly lower waste volumes and a reduction in average selling prices on our thermal recycling services.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the first quarter of 2010 and 2009 were 18% and 10%, respectively. SG&A expenses were $3.6 million in the first quarters of 2010 and 2009. SG&A for the first quarter of 2010 included a $423,000 charge related to an estimated regulatory fine.  Excluding this fine, the absolute dollars of SG&A expenses during the first quarter of 2010 declined approximately12% when compared to the first quarter last year.  This decline was a result of lower sales commissions, labor and benefits cost and other administrative costs reflective of our ongoing cost control initiatives.

Interest income. During the first quarter of 2010, we earned $14,000 of interest income, down from $48,000 in the first quarter of 2009. This decrease reflects a lower average rate of interest earned on cash and short-term investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first quarter of 2010, we recognized $41,000 in other income. This reflects royalty income from a previously sold municipal waste landfill in Texas partially offset by foreign currency transaction losses. Other income in the first quarter of 2009 was $33,000, primarily from royalty income partially offset by foreign currency transaction losses.

Income tax expense. Our effective tax rate for the first quarter 2010 was 41.5% compared to 39.8% in the first quarter of 2009. This increase reflects an estimated fine proposed by one of our regulators that is not deductible for income taxes purposes.

At March 31, 2010 and December 31, 2009, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the three months ended March 31, 2010 and 2009 were not material.

Critical Accounting Policies

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Liquidity and Capital Resources

Our principal source of cash is from operations. The $32.7 million in cash at March 31, 2010 was comprised of cash and cash equivalents immediately available for operations.

We have a $15.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo expiring on June 15, 2010. This unsecured line-of-credit is available to supplement daily working capital if needed. Monthly interest-only payments are required on outstanding debt levels based on a pricing grid, under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow monies utilizing LIBOR plus an applicable spread or the prime rate. The Revolving Credit Agreement contains quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our Revolving Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At March 31, 2010 we were in compliance with all financial covenants in the Revolving Credit Agreement. We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in December 2010. At March 31, 2010, we had a borrowing capacity of $11.0 million after deducting the outstanding letter of credit, with no borrowings outstanding.  We are in active negotiations with Wells Fargo and other financial institutions to replace our existing line of credit. We do not currently expect difficulties in renewing or replacing the existing Revolving Credit Agreement on terms and conditions that we find to be acceptable.

Work under the Honeywell contract was completed in October 2009.  While this contract represented a significant portion of the Company’s total revenue in 2009, approximately 75% of the revenue from this contract was for transportation services provided at or near our cost.  We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after the completion of the Honeywell project.

Management believes that cash on hand and cash flow from operations will be sufficient to meet all operating cash needs during the next 12 months.

Operating Activities - For the three months ended March 31, 2010, net cash provided by operating activities was $6.7 million. This reflects net income of $1.8 million, decreases in receivables of $2.6 million, an increase in income taxes payable of $898,000 and depreciation and amortization and accretion of $1.8 million. Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.2 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables is primarily attributable to a decline in revenue in the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Day’s sales outstanding were 63 days as of March 31, 2010, compared to 68 days at December 31, 2009 and 65 days at March 31, 2009. The increase in income taxes payable reflects payables associated with tax liabilities as well as the timing of payments to taxing authorities. The decrease in accounts payable and accrued liabilities and deferred revenue is primarily attributable to lower waste disposal volumes in the first quarter of 2010.

For the three months ended March 31, 2009, net cash provided by operating activities was $11.5 million. This reflects net income of $3.6 million, a decrease in receivables of $5.2 million, a $2.5 million decrease in income tax receivable and depreciation, amortization and accretion of $2.3 million.  Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.7 million and decreases in accrued salaries and benefits of $1.2 million.

Investing Activities - For the three months ended March 31, 2010, net cash used in investing activities was $2.1 million primarily for capital projects.  Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity at our Robstown, Texas site.

For the three months ended March 31, 2009, net cash used in investing activities was $2.6 million, primarily related to capital expenditures of $2.6 million. Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of disposal capacity at our Robstown, Texas facility.

Financing Activities - For the three months ended March 31, 2010 and 2009, net cash used in financing activities was $3.3 million and $3.3 million, respectively. This primarily reflects payment of dividends.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 4, 2010. There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes. We have minimal interest rate risk on short-term investments and other assets. At March 31, 2010, approximately $32.7 million was held in cash and cash equivalents primarily invested in money market accounts and $1.4 million invested in high investment grade commercial paper. Interest earned on these investments is less than 1% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section in our 2009 Annual Report on Form 10-K filed with the SEC on March 4, 2010 could harm our business, prospects, operating results, and financial condition.

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

Item 1. Legal Proceedings

In March 2010, we received a proposed settlement offer from the U.S. Environmental Protection Agency (“EPA”) for approximately $900,000 relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. The EPA has alleged, among other things, that air emissions on our now discontinued permitted hazardous waste thermal operations should have been monitored continuously as opposed to periodic monitoring. In addition, the EPA has alleged that residual amounts of PCBs had been released without formal notice to the EPA or the State of Nevada’s Department of Environmental Protection all within the confines of our secure hazardous waste/PCB facility.  We do not believe the alleged non-compliance represented a threat to human health or the environment.  In response to the EPA’s proposal we counter-offered to settle the matter for $423,000. We believe our counter-offer to settle the alleged matter is credible and has a strong basis in both the regulations and facts of the matter. Negotiations are ongoing with the EPA, which has neither accepted nor rejected our counter-offer.  Based on our counter-offer, we recognized a charge of $423,000 during the first quarter of 2010 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter. However, at this time we are unable to predict the timing and final outcome of this matter.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.57	*Management Incentive Plan Effective January 1, 2010

10.58	Consulting Services Agreement, effective as of January 1, 2010, between the Company and Stephen A. Romano

10.71	*Employment Agreement, effective as of January 1, 2010, between the Company and James R. Baumgardner **

10.72	*Employment Agreement, effective as of January 1, 2010, between the Company and Simon Bell

10.73	*Employment Agreement, effective as of January 1, 2010, between the Company and John Cooper

10.74	*Employment Agreement, effective as of January 1, 2010, between the Company and Jeff Feeler

10.75	*Employment Agreement, effective as of January 1, 2010, between the Company and Eric Gerratt

10.76	*Employment Agreement, effective as of January 1, 2010, between the Company and Steven D. Welling

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

US Ecology, Inc.
(Registrant)

Date: April 30, 2010	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer