Form 10-Q
period 2010-06-30
US ECOLOGY, INC.
filed 2010-07-28
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010
or

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

Yes ☐      No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 27, 2010 was 18,305,614.

US ECOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
US ECOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2010	December 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$29,256	$31,347
Short-term investments	2,999	1,395
Receivables, net	13,541	16,302
Prepaid expenses and other current assets	2,204	1,752
Deferred income taxes	413	41
Total current assets	48,413	50,837

Property and equipment, net	71,809	67,485
Restricted cash	4,114	4,800
Other assets	509	540
Total assets	$124,845	$123,662

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,095	$4,264
Deferred revenue	1,749	1,353
Accrued liabilities	4,630	4,150
Accrued salaries and benefits	1,680	1,735
Income taxes payable	666	201
Current portion of closure and post-closure obligations	2,457	293
Current portion of capital lease obligations	10	11
Total current liabilities	15,287	12,007

Long-term closure and post-closure obligations	12,554	13,070
Long-term capital lease obligations	5	10
Deferred income taxes	5,336	5,077
Total liabilities	33,182	30,164

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,306 shares issued	183	183
Additional paid-in capital	61,443	61,459
Retained earnings	32,016	34,446
Common stock held in treasury, at cost, 119 and 155 shares, respectively	(1,979)	(2,590)
Total stockholders’ equity	91,663	93,498
Total liabilities and stockholders’ equity	$124,845	$123,662

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$19,832	$36,377	$39,372	$71,342
Direct operating costs	9,725	12,002	20,010	23,247
Transportation costs	2,964	15,263	5,644	29,437

Gross profit	7,143	9,112	13,718	18,658

Selling, general and administrative expenses	3,343	3,396	6,910	6,969
Operating income	3,800	5,716	6,808	11,689

Other income (expense):
Interest income	17	37	31	85
Interest expense	-	-	(1)	(1)
Other	49	91	90	124
Total other income	66	128	120	208

Income before income taxes	3,866	5,844	6,928	11,897
Income taxes	1,543	2,326	2,815	4,735
Net income	$2,323	$3,518	$4,113	$7,162

Earnings per share:
Basic	$0.13	$0.19	$0.23	$0.39
Dilutive	$0.13	$0.19	$0.23	$0.39

Shares used in earnings per share calculation:
Basic	18,166	18,145	18,165	18,144
Dilutive	18,187	18,175	18,186	18,175

Dividends paid per share	$0.18	$0.18	$0.36	$0.36

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$4,113	$7,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,637	4,642
Deferred income taxes	(113)	935
Stock-based compensation expense	595	416
Net loss (gain) on sale of property and equipment	51	(3)
Investment premium amortization	20	-
Changes in assets and liabilities:
Receivables	2,761	4,261
Income tax receivable	-	2,392
Other assets	(421)	(336)
Accounts payable and accrued liabilities	(1,078)	(1,120)
Deferred revenue	396	556
Accrued salaries and benefits	(55)	(899)
Income tax payable	465	-
Closure and post-closure obligations	(147)	(288)
Other	(1)	(19)
Net cash provided by operating activities	10,223	17,699

Cash Flows From Investing Activities:
Purchases of short-term investments	(4,998)	-
Purchases of property and equipment	(4,879)	(4,768)
Maturities of short-term investments	3,375	-
Restricted cash, net	686	(11)
Proceeds from sale of property and equipment	51	42
Net cash used in investing activities	(5,765)	(4,737)

Cash Flows From Financing Activities:
Dividends paid	(6,543)	(6,534)
Common stock repurchases	-	(2)
Other	(6)	(4)
Net cash used in financing activities	(6,549)	(6,540)

(Decrease) Increase in cash and cash equivalents	(2,091)	6,422

Cash and cash equivalents at beginning of period	31,347	18,473

Cash and cash equivalents at end of period	$29,256	$24,895

Supplemental Disclosures
Income taxes paid, net of receipts	$2,462	$1,427
Interest paid	-	1
Non-cash investing and financing activities:
Capital expenditures in accounts payable	1,956	1,729
Closure/Post-closure retirement asset	1,257	-
Restricted stock issued from treasury shares	611	-

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 4, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 3 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a multiple year disposal contract with the U.S. Army Corps of Engineers (“USACE”). Revenue under this contract represented 15% and 7% of total revenue for the three months ended June 30, 2010 and 2009, respectively and 17% and 7% of total revenue for the six months ended June 30, 2010 and 2009 respectively. No other customer represented more than 10% of total revenue for the three and six months ended June 30, 2010. The Company had a contract with Honeywell International, Inc. (“Honeywell”) for transportation, treatment and disposal of hazardous waste from a multi-year clean-up site and other, smaller sites in New Jersey. Services under this contract were completed in early October 2009. Revenue under this bundled service contract represented 51% and 47% of our total revenue for the three and six months ended June 30, 2009, respectively. No other customer represented more than 10% of total revenue for the three and six months ended June 30, 2009.

Receivables from the USACE represented 17% of our total trade receivables at June 30, 2010 and 18% of our trade receivables at December 31, 2009.  One other customer represented 11% of our total trade receivables at December 31, 2009. No other customer’s receivable balances exceeded 10% of our total trade receivables at June 30, 2010 or December 31, 2009.

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

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include funds held in managed money market funds with Wells Fargo, U.S. Bancorp and Fidelity Investments. The fair value of these money market funds, using Level 1 inputs consistent with ASC Topic 820 Fair Value Measurements and Disclosures was $20.7 million at June 30, 2010.

NOTE 5 – SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2010 were comprised of $3.0 million in fixed maturity, high-grade, commercial paper and Federal Home Loan securities maturing in August and September of 2010.  Short-term investments at December 31, 2009 were comprised of $1.4 million in fixed maturity, high-grade, commercial paper.

NOTE 6 - RECEIVABLES
Receivables were as follows:

	June 30,	December 31,
(in thousands)	2010	2009

Trade	$12,463	$16,016
Unbilled revenue	947	337
Other	247	70
	13,657	16,423
Allowance for doubtful accounts	(116)	(121)
	$13,541	$16,302

NOTE 7 – PROPERTY AND EQUIPMENT

	June 30,	December 31,
(in thousands)	2010	2009

Cell development costs	$52,208	$44,029
Land and improvements	9,773	9,773
Buildings and improvements	29,228	29,151
Railcars	17,375	17,375
Vehicles and other equipment	22,309	21,824
Construction in progress	6,125	7,822
	137,018	129,974
Accumulated depreciation and amortization	(65,209)	(62,489)
	$71,809	$67,485

Depreciation expense for the three months ended June 30, 2010 and 2009 was $1.6 million and $2.1 million, respectively.  Depreciation expense for the six months ended June 30, 2010 and 2009 was $3.1 million and $4.1 million, respectively.

NOTE 8 – RESTRICTED CASH

Restricted cash balances of $4.1 million at June 30, 2010 and $4.8 million at December 31, 2009, are held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations. These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 9 – LINE OF CREDIT

On June 15, 2010, we entered into an amendment to an unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo. Under the terms of the amended Revolving Credit Agreement, the Company may utilize up to $20 million in revolving credit loans or letters of credit.  The agreement expires on June 15, 2013. Monthly interest only payments are required based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. At June 30, 2010, the applicable interest rate on the line of credit was 1.2%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At June 30, 2010, we were in compliance with all of the financial covenants in the credit agreement.

At June 30, 2010 we had no amounts outstanding on the revolving line of credit. At June 30, 2010 the availability under our $20.0 million the line of credit was $16.0 million.  We had $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

At December 31, 2009, we had no amounts outstanding on the revolving line of credit. At December 31, 2009 the availability under our $15.0 million line of credit was $11.0 million.  We had $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Beginning obligation	$13,550	$13,363
Accretion expense	269	538
Payments	(65)	(147)
Additions/adjustments	1,257	1,257
Ending obligation	15,011	15,011
Less current portion	(2,457)	(2,457)
Long-term portion	$12,554	$12,554

NOTE 11 – INCOME TAXES

As of June 30, 2010 and December 31, 2009, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and six months ended June 30, 2010 and 2009 were not material.

Our effective tax rate for the three and six months ended June 30, 2010 was 39.9% and 40.6%, respectively compared to 39.8% for the three and six months ended June 30, 2009. This increase reflects higher non-tax deductible expenses in the three and six month periods of 2010 as compared with the same periods in 2009.

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

In March 2010, the Company received a proposed settlement offer from the U.S. Environmental Protection Agency (“EPA”) relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. In response to the EPA’s proposal, the Company and the EPA have verbally agreed to settle the matter for $497,000. Negotiations of the consent and final order are ongoing with the EPA. As a result of the proposed settlement, we recognized a charge of $423,000 during the first quarter of 2010 and an additional charge of $74,000 in the second quarter of 2010 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

NOTE 13 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$2,323	$2,323	$3,518	$3,518

Weighted average common shares outstanding	18,166	18,166	18,145	18,145

Dilutive effect of stock options and restricted stock		21		30

Weighted average shares outstanding		18,187		18,175

Earnings per share	$0.13	$0.13	$0.19	$0.19

Anti-dilutive shares excluded from calculation		344		283

(in thousands, except per share data)	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$4,113	$4,113	$7,162	$7,162

Weighted average common shares outstanding	18,165	18,165	18,144	18,144

Dilutive effect of stock options and restricted stock		21		31

Weighted average shares outstanding		18,186		18,175

Earnings per share	$0.23	$0.23	$0.39	$0.39

Anti-dilutive shares excluded from calculation		328		274

NOTE 14 – TREASURY STOCK

During the three and six months ended June 30, 2010 the Company granted 3,600 and 36,637 shares, respectively, of restricted stock from our treasury stock position at the average cost $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2010
Revenue - Treatment and disposal	$17,208	$9	$-	$17,217
Revenue - Transportation services	2,615	-	-	2,615
Total revenue	19,823	9	-	19,832
Direct operating costs	9,668	57	-	9,725
Transportation costs	2,964	-	-	2,964
Gross profit	7,191	(48)	-	7,143
Selling, general & administration	1,226	-	2,117	3,343
Operating income (loss)	5,965	(48)	(2,117)	3,800
Interest, net	2	-	15	17
Other income	47	2	-	49
Income (loss) before income taxes	6,014	(46)	(2,102)	3,866
Income taxes	-	-	1,543	1,543
Net income (loss)	$6,014	$(46)	$(3,645)	$2,323
Depreciation, amortization & accretion	$1,783	$50	$12	$1,845
Capital expenditures	$2,765	$-	$-	$2,765
Total assets	$86,032	$38	$38,775	$124,845

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2009
Revenue - Treatment and disposal	$21,320	$3	$-	$21,323
Revenue - Transportation services	15,054	-	-	15,054
Total revenue	36,374	3	-	36,377
Transportation costs	15,263	-	-	15,263
Direct operating costs	11,947	55	-	12,002
Gross profit	9,164	(52)	-	9,112
Selling, general & administration	1,128	-	2,268	3,396
Operating income (loss)	8,036	(52)	(2,268)	5,716
Interest, net	1	-	36	37
Other income	53	38	-	91
Income (loss) before income taxes	8,090	(14)	(2,232)	5,844
Income taxes	-	-	2,326	2,326
Net income (loss)	$8,090	$(14)	$(4,558)	$3,518
Depreciation, amortization & accretion	$2,290	$56	$10	$2,356
Capital expenditures	$2,101	$-	$6	$2,107
Total assets	$96,746	$51	$33,004	$129,801

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2010
Revenue - Treatment and disposal	$34,341	$13	$-	$34,354
Revenue - Transportation services	5,018	-	-	5,018
Total revenue	39,359	13	-	39,372
Other direct operating costs	19,857	153	-	20,010
Transportation costs	5,644	-	-	5,644
Gross profit	13,858	(140)	-	13,718
Selling, general & administration	2,743	-	4,167	6,910
Operating income (loss)	11,115	(140)	(4,167)	6,808
Interest income, net	2	-	28	30
Other income	86	4	-	90
Income (loss) before tax	11,203	(136)	(4,139)	6,928
Tax expense	-	-	2,815	2,815
Net income (loss)	$11,203	$(136)	$(6,954)	$4,113
Depreciation, amortization & accretion	$3,512	$101	$24	$3,637
Capital expenditures	$4,876	$-	$3	$4,879
Total assets	$86,032	$38	$38,775	$124,845

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2009
Revenue - Treatment and disposal	$42,058	$7	$-	$42,065
Revenue - Transportation services	29,277	-	-	29,277
Total revenue	71,335	7	-	71,342
Transportation costs	29,437	-	-	29,437
Other direct operating costs	23,136	111	-	23,247
Gross profit	18,762	(104)	-	18,658
Selling, general & administration	2,236	-	4,733	6,969
Operating income (loss)	16,526	(104)	(4,733)	11,689
Interest income, net	-	-	84	84
Other income	86	38	-	124
Income (loss) before tax	16,612	(66)	(4,649)	11,897
Tax expense	-	-	4,735	4,735
Net income (loss)	$16,612	$(66)	$(9,384)	$7,162
Depreciation, amortization & accretion	$4,511	$110	$21	$4,642
Capital expenditures	$4,757	$-	$11	$4,768
Total assets	$96,746	$51	$33,004	$129,801

NOTE 16 – SUBSEQUENT EVENT

On July 1, 2010, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 16, 2010. The dividend was paid using cash on hand on July 23, 2010 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
July 28, 2010

US ECOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

US Ecology, Inc., through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Beatty, Nevada; Grand View, Idaho; Richland, Washington; and Robstown, Texas. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three and six months ended June 30, 2010 and 2009.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended June 30, 2010	% of Treatment and Disposal Revenue (1) for the Three Months ended June 30, 2009
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	44%	34%
Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	23%	13%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	13%	9%
Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	11%	11%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	8%	6%
Private Clean-up	Private sector clean-up project waste, typically Event business.	1%	27%

(1) Excludes all transportation service revenue

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Six Months ended June 30, 2010	% of Treatment and Disposal Revenue (1) for the Six Months ended June 30, 2009
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	43%	33%
Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	19%	14%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	16%	10%
Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	13%	12%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	8%	7%
Private Clean-up	Private sector clean-up project waste, typically Event business.	1%	24%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 32% and 34% of our treatment and disposal revenue was derived from Event Business projects for the three and six months ended June 30, 2010, respectively. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary quarter-to-quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not otherwise have competed for successfully.  Our acquisition of a Company-owned railcar fleet to supplement railcars obtained under operating leases has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses. As of June 30, 2010 the Company owns 234 gondola rail cars and operates an additional 25 rail cars under short-term leases.

The increased waste volumes resulting from projects won through this bundling strategy have driven operating leverage benefits and increased profitability.  While waste treatment and other variable costs are project-specific, the earnings contribution from the individual projects generally increases as overall disposal volumes increase.  Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We plan to continue aggressively bidding bundled transportation and disposal services based on this strategy

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies.  Such transportation services may be bundled with for-profit logistics and field services support work.

In 2005, we entered into a contract with Honeywell to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue. We believe this project was one of, if not the largest, private hazardous waste cleanup projects in our industry.  The project was for the treatment of commoditized metals-bearing waste. We believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee Desert of southwestern Idaho and competitive pricing for bundled transportation and disposal services. The project was completed in October 2009.  This project represented 51%, or $18.5 million, of our total revenues in the three months ended June 30, 2009 and we believe generated approximately 45% of our operating income, or approximately $0.09 diluted earnings per share. The project represented 47%, or $33.9 million, of our total revenues in the six months ended June 30, 2009 and we believe generated approximately 36% of our operating income, or approximately $0.15 diluted earnings per share. The completion of this large Event Business project impacts the comparability of our financial results in 2010 when comparing to 2009 or previous period that the Honeywell project was shipping to our facility. We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after the completion of the Honeywell project.

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

Adverse economic trends arising in 2009 and continuing into 2010 have resulted in a decrease in near-term demand for our services from industrial production and manufacturing activities and waste-generating businesses that support them. These conditions also impact spending on real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects.  We have tightened our credit standards in response to these trends, which may also impact our business.  Demand for our services may benefit from greater emphasis on enforcement by the current federal administration as well as increased federal funding for environmental remediation.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2010 and 2009 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended June 30,				Six Months Ended June 30,
share amounts)	2010	%	2009	%	2010	%	2009	%

Revenue	$19,832	100.0%	$36,377	100.0%	$39,372	100.0%	$71,342	100.0%
Direct operating costs	9,725	49.0%	12,002	33.0%	20,010	50.8%	23,247	32.6%
Transportation costs	2,964	14.9%	15,263	42.0%	5,644	14.3%	29,437	41.3%

Gross profit	7,143	36.1%	9,112	25.0%	13,718	34.9%	18,658	26.1%

Selling, general and
administrative expenses	3,343	16.9%	3,396	9.3%	6,910	17.6%	6,969	9.8%
Operating income	3,800	19.2%	5,716	15.7%	6,808	17.3%	11,689	16.3%

Other income (expense):
Interest income	17	0.1%	37	0.1%	31	0.1%	85	0.1%
Interest expense	-	0.0%	-	0.0%	(1)	0.0%	(1)	0.0%
Other	49	0.2%	91	0.3%	90	0.2%	124	0.2%
Total other income	66	0.3%	128	0.4%	120	0.3%	208	0.3%

Income before income taxes	3,866	19.5%	5,844	16.1%	6,928	17.6%	11,897	16.6%
Income taxes	1,543	7.8%	2,326	6.4%	2,815	7.1%	4,735	6.6%
Net income	$2,323	11.7%	$3,518	9.7%	$4,113	10.5%	$7,162	10.0%

Earnings per share:
Basic	$0.13		$0.19		$0.23		$0.39
Dilutive	$0.13		$0.19		$0.23		$0.39

Shares used in earnings
per share calculation:
Basic	18,166		18,145		18,165		18,144
Dilutive	18,187		18,175		18,186		18,175

Dividends paid per share	$0.18		$0.18		$0.36		$0.36

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue - Revenue decreased 45% to $19.8 million for the second quarter of 2010, down from $36.4 million in the second quarter of 2009. This reflects lower transportation, treatment and disposal revenue in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the completion of the four-year Honeywell International Jersey City (“Honeywell Jersey City”) project in early October of 2009. In the second quarter of 2010, we disposed of 118,000 tons of waste, down 48% from 228,000 tons disposed in the second quarter of 2009, of which 105,000 tons were from the Honeywell Jersey City project. This volume decline was partially offset by a 53% increase in average selling price for treatment and disposal services (excluding transportation) in the second quarter of 2010 compared to the second quarter of 2009. This increase was a result of the completion of the low-priced Honeywell Jersey City project and normal service mix, partially offset by lower thermal recycling pricing.

During the second quarter of 2010, treatment and disposal revenue from recurring Base Business customers was 7% higher than the second quarter of 2009 and comprised 68% of non-transportation revenue. This compared to 50% of non-transportation Base Business revenue in the second quarter of 2009. This increase primarily reflects higher revenue from government, refinery, other industry and broker customers.

Event Business revenue in the second quarter of 2010 decreased 48% compared to the same quarter in 2009 and was 32% of non-transportation revenue for the quarter. This compared to 50% of non-transportation Event Business in the second quarter of 2009. As discussed further below, this reflects decreased treatment and disposal revenue from private and refinery customer categories. Event Business during the second quarter of 2010 was down 1% when compared to the same period last year excluding treatment and disposal revenue from the completed Honeywell Jersey City project.

The following table summarizes our second quarter 2010 revenue growth (both Base and Event Business) by customer type as compared with the second quarter of 2009.

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Government	32%
Other industry	16%
Broker	3%
Rate regulated	3%
Refinery	-20%
Private	95%

Government clean-up business revenue increased 32% in the second quarter of 2010 compared to the second quarter of 2009. This increase reflects a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility. This increase was partially offset by lower shipments from the US Army Corps of Engineers (“USACE”) FUSRAP program. Event Business under our contract with USACE contributed $3.0 million, or 15% of total revenue, in the second quarter of 2010 compared to $2.6 million, or 7%, of total revenue in the second quarter of 2009. The increase in total revenue from USACE is due to the transportation service that we began offering on one of the USACE projects we serve. Backing out transportation related services, treatment and disposal revenue from USACE was 7% lower in the second quarter of 2010 compared to the same period last year.  Project-specific timing at the multiple USACE clean-up sites we serve contributed to this variability. Each site is typically remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.

Our other industry revenue category increased 16% in the second quarter of 2010 compared to the second quarter of 2009. This increase reflects increased shipments across a broad range of industrial based customers including higher steel mill business in the second quarter of 2010.

Our broker business increased 3% in the second quarter of 2010 compared to the same quarter in 2009. This increase primarily reflects an increase in thermal recycling projects received from our broker customers during the second quarter of 2010 compared to the same period of 2009.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 3% in the second quarter of 2010 compared to the second quarter of 2009. Our Richland facility operates under a State-approved revenue requirement. The increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Treatment and disposal revenue from our refinery customers decreased 20% in the second quarter of 2010 compared to the same quarter in 2009. This decrease primarily reflects decreases in average selling prices and lower volume for our thermal recycling services in the second quarter of 2010 compared to the second quarter of 2009.

Treatment and disposal revenue from private clean-up customers decreased 95% in the second quarter of 2010 as compared to the same quarter last year. This decrease primarily reflects the completion of the Honeywell Jersey City project, which was completed in October 2009.  The Honeywell Jersey City project contributed 51% of total revenue (including transportation) in the second quarter of 2009, or $18.5 million.

Gross Profit. Gross profit for the second quarter of 2010 decreased 22% to $7.1 million, down from $9.1 million in the second quarter of 2009.  This decrease primarily reflects lower volumes of waste disposed in the second quarter of 2010 compared to the same period in 2009.

Gross margin was 36% in the second quarter of 2010, up from 25% in the second quarter of 2009. This increase primarily reflects a significant decrease in low margin and pass through transportation revenue in the second quarter of 2010 compared to the same period in 2009 partially offset by lower utilization levels of our owned railcar fleet. Disposal gross margins (excluding transportation revenue and costs) were 44% in both the second quarter of 2010 and 2009.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the second quarters of 2010 and 2009 were 17% and 9%, respectively. SG&A expenses were $3.3 million in the second quarter of 2010 and $3.4 million in the same quarter of 2009. SG&A for the second quarter of 2010 included a $74,000 charge related to an estimated regulatory fine.  Excluding this fine, the absolute dollars of SG&A expenses during the second quarter of 2010 declined approximately 4% when compared to the second quarter last year.  This decline was a result of lower sales commissions and labor cost and other administrative costs reflective of our ongoing cost control initiatives. SG&A declines were partially offset by higher employee medical benefit costs, business development expenses and board of directors’ fees.

Interest income. During the second quarter of 2010, we earned $17,000 of interest income, down from $37,000 in the second quarter of 2009. This decrease reflects a lower average rate of interest earned on cash and short-term investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the second quarter of 2010, we recognized $49,000 in other income. This reflects royalty income from a previously sold municipal waste landfill in Texas, partially offset by foreign currency transaction losses. Other income in the second quarter of 2009 was $91,000, primarily from royalty income and a gain on the sale of a parcel of property associated with a non-operating site in Texas.

Income tax expense. Our effective tax rate for the second quarter 2010 was 39.9% compared to 39.8% in the second quarter of 2009. At June 30, 2010 and December 31, 2009, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the three months ended June 30, 2010 and 2009 were not material.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue - Revenue decreased 45% to $39.4 million for the first six months of 2010, down from $71.3 million in the first six months of 2009. This reflects lower transportation, treatment and disposal revenue in the first six months of 2010 as compared to the same period of 2009 primarily due to the completion of the four-year Honeywell Jersey City project in early October of 2009. In the first six months of 2010, we disposed of 237,000 tons of waste, down 46% from 441,000 tons disposed in the first six months of 2009, of which 192,000 tons was from the Honeywell Jersey City project. This volume decline was partially offset by a 48% increase in average selling price for treatment and disposal services (excluding transportation) in the first six months of 2010 compared to the same period of 2009. This increase primarily reflects changes in service mix in the first half of 2010 as compared to the first half of 2009.

During the first six months of 2010, treatment and disposal revenue from recurring Base Business customers was flat when compared to the same period of 2009 and comprised 66% of non-transportation revenue. This compared to 53% of non-transportation Base Business revenue in the first six months of 2009.

Event Business revenue in the first six months of 2010 decreased 41% compared to the same period in 2009 and was 34% of non-transportation revenue for the quarter. This compared to 47% of non-transportation Event Business in the first six months of 2009. As discussed further below, this primarily reflects decreased treatment and disposal revenue from private customers. Event Business during the first six months of 2010 increased approximately 8% compared to the same period last year when excluding treatment and disposal revenue from the completed Honeywell Jersey City project.

The following table summarizes our revenue growth (both Base and Event Business) by customer type for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Other industry	26%
Government	12%
Broker	3%
Rate Regulated	1%
Refinery	-15%
Private	-96%

Our other industry revenue category increased 26% in the first six months of 2010 compared to the same period of 2009. This increase is primarily the result of a remedial cleanup project with an aluminum manufacturer that began in mid-2009 and was completed in the first quarter of 2010, as well as increased shipments across a broad range of industrial based customers in the first six months of 2010.

Government clean-up business revenue increased 12% in the first six months of 2010 compared to the same period of 2009. This increase reflects a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility. Event Business under our contract with USACE contributed $6.7 million or 17% of total revenue in the first six months of 2010, compared to $4.8 million or 7% of total revenue in the first six months of 2009. The increase in total revenue from USACE is due to the transportation service that we began offering on one of the USACE projects we serve. Excluding transportation related services, treatment and disposal revenue from USACE was flat for the first six months of 2010 compared to the same period last year. Each site is typically remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.

Our broker business increased 3% in the first six months of 2010 compared to the same period in 2009. This increase primarily reflects our continued success working with national and smaller regional waste broker companies that do not compete with us for disposal business.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 1% in the first six months of 2010 compared to the same period of 2009. Our Richland facility operates under a State-approved revenue requirement. The increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Treatment and disposal revenue from our refinery customers decreased 15% in the first six months of 2010 compared to the same period in 2009. This decrease primarily reflects lower average selling prices for our thermal recycling services in the first six months of 2010 compared to the same period of 2009, partially offset by an increase in thermal recycling volume.

Treatment and disposal revenue from private clean-up customers decreased 96% in the first six months of 2010 as compared to the same period last year. This decrease primarily reflects the completion of the Honeywell Jersey City project, which was completed in October 2009, and to a lesser extent the Molycorp, Pennsylvania project which was completed in the first quarter of 2009.  The Honeywell Jersey City project contributed 47% of total revenue (including transportation) in the first six months 2009 or $33.9 million.  The Molycorp project contributed 3% of total revenue (including transportation) in the first six months of 2009 or $2.0 million.

Gross Profit. Gross profit for the first six months of 2010 decreased 26% to $13.7 million, down from $18.7 million in the first six months of 2009.  This decrease primarily reflects lower volumes of waste disposed in the first six months of 2010 compared to the same period in 2009.

Gross margin was 35% in the first six months of 2010, up from 26% in the first six months of 2009. This increase primarily reflects a significant decrease in low margin and pass through transportation revenue in the first half of 2010 compared to the same period in 2009 partially offset by lower utilization levels of our owned railcar fleet. Disposal gross margins (excluding transportation revenue and costs) were 42% in the first six months of 2010 compared to 45% in the first six months of 2009. The lower disposal margin reflects the reduction in disposal volume, lower contribution from our thermal recycling service resulting from lower average selling prices and normal service mix.

Selling, General and Administrative. As a percentage of total revenue, SG&A expenses for the six months ended June 30, 2010 and 2009 were 18% and 10%, respectively. SG&A expenses were $6.9 million in the first six months of 2010 and $7.0 million in the same period of 2009. SG&A for the first six months of 2010 included a $497,000 charge related to an estimated regulatory fine.  Excluding this fine, the absolute dollars of SG&A expenses during the first six months of 2010 declined approximately 8% when compared to the same period last year.  This decline was a result of lower sales commissions, labor cost and other administrative costs reflective of our ongoing cost control initiatives.

Interest income. During the first six months of 2010, we earned $31,000 of interest income, down from $85,000 in the first six months of 2009. This decrease reflects a lower average rate of interest earned on cash and short-term investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first six months of 2010, we recognized $90,000 in other income. This reflects royalty income from a previously sold municipal waste landfill in Texas partially offset by foreign currency transaction losses. Other income in the first six months of 2009 was $124,000, primarily from royalty income and a gain on the sale of a parcel of property associated with a non-operating site in Texas.

Income tax expense. Our effective tax rate for the first six months 2010 was 40.6% compared to 39.8% in the first six months of 2009. This increase primarily reflects an increase in non-tax deductible expenses.

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

Liquidity and Capital Resources

Our principal source of cash is from operations. The $29.3 million in cash at June 30, 2010 was comprised of cash and cash equivalents immediately available for operations.

On June 15, 2010, we entered into an amendment to an unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo. Under the terms of the amended Revolving Credit Agreement, the Company may utilize up to $20 million (an increase from $15 million) in revolving credit loans or letters of credit.  The agreement expires on June 15, 2013. Monthly interest only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. At June 30, 2010, the applicable interest rate on the line of credit was 1.2%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At June 30, 2010, we were in compliance with all of the financial covenants in the credit agreement in the amended Revolving Credit Agreement and had no amounts outstanding on the revolving line of credit.   We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in December 2010. At June 30, 2010, we had a borrowing capacity of $16.0 million after deducting the outstanding letter of credit.

Work under the Honeywell Jersey City contract was completed in October 2009.  While this contract represented a significant portion of the Company’s total revenue in 2009, approximately 75% of the revenue from this contract was for transportation services provided at or near our cost.  We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after the completion of the Honeywell project.

Management believes that cash on hand and cash flow from operations will be sufficient to meet all operating cash needs during the next 12 months.

Operating Activities - For the six months ended June 30, 2010, net cash provided by operating activities was $10.2 million. This reflects net income of $4.1 million, decreases in receivables of $2.8 million and depreciation and amortization and accretion of $3.6 million. Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.1 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables is primarily attributable to a decline in revenue in the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Day’s sales outstanding were 61 days as of June 30, 2010, compared to 68 days at December 31, 2009 and 65 days at June 30, 2009. The decrease in accounts payable and accrued liabilities and deferred revenue is primarily attributable to lower waste disposal volumes in the first six months of 2010 compared with the same period last year.

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

Investing Activities - For the six months ended June 30, 2010, net cash used in investing activities was $5.8 million including capital expenditures of $4.9 million and net purchases of short-term investments totaling $1.6 million.  Partially offsetting cash outflows was a reduction in our restricted cash balances of $686,000. Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity and treatment facilities at our Robstown, Texas site. We expect full year capital expenditures to range from $15.6 to $16.6 million, which will be primarily spent on additional disposal capacity at our Robstown, Texas and Beatty, Nevada facilities and the addition of a new treatment and stabilization building in Robstown.

For the six months ended June 30, 2009, net cash used in investing activities was $4.7 million. Significant transactions affecting cash used in investing activities during the first six months of 2009 include capital expenditures of $4.8 million. Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity at our Robstown, Texas and Grand View, Idaho facilities.

Financing Activities - For the six months ended June 30, 2010 and 2009, net cash used in financing activities was $6.5 million, reflecting the payment of dividends to our stockholders.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 4, 2010. There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes. We have minimal interest rate risk on short-term investments and other assets. At June 30, 2010, approximately $29.3 million was held in cash and cash equivalents primarily invested in money market accounts and $3.0 million invested in high investment grade commercial paper and Federal Home Loan securities. Interest earned on these investments is less than 1% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Item 1. Legal Proceedings

In March 2010, we received a proposed settlement offer from EPA relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. The EPA has alleged, among other things, that air emissions on our now discontinued permitted hazardous waste thermal operations should have been monitored continuously as opposed to periodic monitoring. In addition, the EPA has alleged that residual amounts of PCBs had been released without formal notice to the EPA or the State of Nevada’s Department of Environmental Protection all within the confines of our secure hazardous waste/PCB facility.  We do not believe the alleged non-compliance represented a threat to human health or the environment.  In response to the EPA’s proposal the Company and the EPA have verbally agreed to settle the matter for $497,000. Negotiations of the consent and final order are ongoing with the EPA. As are result of the proposed settlement, we recognized a charge of $423,000 during the first quarter of 2010 and an additional charge of $74,000 in the second quarter of 2010 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.52
Second Amendment to the Revolving Credit Agreement between US Ecology, Inc., and Wells Fargo Bank, National Association effective June 15, 2010 (incorporated by reference to Exhibit 10.52 to US Ecology, Inc.’s Current Report on Form 8-K filed on June 17, 2010)

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

US Ecology, Inc.
(Registrant)
Date: July 28, 2010	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer