Form 10-Q
period 2010-09-30
US ECOLOGY, INC.
filed 2010-10-28
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010
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
Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 26, 2010 was 18,305,614.

US ECOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
US ECOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2010	December 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$30,439	$31,347
Short-term investments	-	1,395
Receivables, net	17,758	16,302
Prepaid expenses and other current assets	2,429	1,752
Deferred income taxes	427	41
Total current assets	51,053	50,837

Property and equipment, net	72,827	67,485
Restricted cash	4,114	4,800
Other assets	509	540
Total assets	$128,503	$123,662

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,857	$4,264
Deferred revenue	1,836	1,353
Accrued liabilities	4,742	4,150
Accrued salaries and benefits	1,657	1,735
Income taxes payable	1,062	201
Current portion of closure and post-closure obligations	3,545	293
Current portion of capital lease obligations	8	11
Total current liabilities	18,707	12,007

Long-term closure and post-closure obligations	11,690	13,070
Long-term capital lease obligations	4	10
Deferred income taxes	5,580	5,077
Total liabilities	35,981	30,164

Contingencies and commitments

Stockholders’ Equity

Common stock $0.01 par value, 50,000 authorized; 18,306 shares issued	183	183
Additional paid-in capital	61,637	61,459
Retained earnings	32,681	34,446
Common stock held in treasury, at cost, 119 and 155 shares, respectively	(1,979)	(2,590)
Total stockholders’ equity	92,522	93,498
Total liabilities and stockholders’ equity	$128,503	$123,662

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$25,984	$37,529	$65,356	$108,871
Direct operating costs	10,229	10,852	30,239	34,099
Transportation costs	5,383	16,694	11,027	46,131

Gross profit	10,372	9,983	24,090	28,641

Selling, general and administrative expenses	3,929	3,206	10,839	10,175
Operating income	6,443	6,777	13,251	18,466

Other income (expense):
Interest income	16	18	47	103
Interest expense	-	(1)	(1)	(2)
Other	30	101	120	225
Total other income	46	118	166	326

Income before income taxes	6,489	6,895	13,417	18,792
Income taxes	2,551	2,731	5,366	7,466
Net income	$3,938	$4,164	$8,051	$11,326

Earnings per share:
Basic	$0.22	$0.23	$0.44	$0.62
Dilutive	$0.22	$0.23	$0.44	$0.62

Shares used in earnings per share calculation:
Basic	18,172	18,148	18,167	18,145
Dilutive	18,186	18,170	18,186	18,173

Dividends paid per share	$0.18	$0.18	$0.54	$0.54

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$8,051	$11,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,841	6,937
Deferred income taxes	117	1,465
Stock-based compensation expense	789	539
Net loss on sale of property and equipment	167	38
Investment premium amortization	20	-
Changes in assets and liabilities:
Receivables	(1,456)	1,632
Income tax receivable	-	2,834
Other assets	(646)	435
Accounts payable and accrued liabilities	1,884	(1,448)
Deferred revenue	483	(2,605)
Accrued salaries and benefits	(78)	(1,000)
Income tax payable	861	539
Closure and post-closure obligations	(215)	(423)
Other	(2)	(19)
Net cash provided by operating activities	15,816	20,250

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,023)	(8,725)
Purchases of short-term investments	(4,998)	(1,409)
Maturities of short-term investments	6,375	-
Restricted cash, net	686	(84)
Proceeds from sale of property and equipment	61	62
Net cash used in investing activities	(6,899)	(10,156)

Cash Flows From Financing Activities:
Dividends paid	(9,816)	(9,801)
Other	(9)	(7)
Common stock repurchases	-	(2)
Net cash used in financing activities	(9,825)	(9,810)

(Decrease) Increase in cash and cash equivalents	(908)	284

Cash and cash equivalents at beginning of period	31,347	18,473

Cash and cash equivalents at end of period	$30,439	$18,757

Supplemental Disclosures
Income taxes paid, net of receipts	$4,387	$2,649
Interest paid	-	2
Non-cash investing and financing activities:
Capital expenditures in accounts payable	868	44
Closure/Post-closure retirement asset	1,257	-
Restricted stock issued from treasury shares	611	-

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 4, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Pending Acquisitions

On August 30, 2010, the Company announced that it had entered into a definitive agreement with Siemens Water Technologies Corp., to acquire substantially all of the assets of a permitted Treatment, Storage and Disposal Facility located in Vernon, California.  The rail served facility, which has been in operation since 1981, principally provides hazardous liquid waste services to the Southern California industrial market. Under the terms of the definitive agreement, the Company will purchase substantially all of the assets and assume certain liabilities for $8.65 million using cash on hand.  The closing of the acquisition is subject to the transfer of certain regulatory permits, among other things, and is expected to be completed before December 31, 2010.

On September 13, 2010, the Company announced that it had entered into a definitive share purchase agreement to acquire Stablex Canada Inc. (“Stablex”), a leading North American provider of hazardous waste services, for $80.0 million Canadian dollars, subject to a purchase price adjustment based on working capital at closing and the amount of capital expenditures made by Stablex prior to closing. The transaction is expected to be financed through a combination of bank financing and cash on hand. The transaction is expected to close on October 31, 2010 and is subject to normal and customary closing conditions, including a purchase price adjustment based on working capital. Stablex operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, about 30 miles northwest of Montreal, Quebec in Canada.

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

NOTE 3 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a multiple year disposal contract with the U.S. Army Corps of Engineers (“USACE”). Revenue under this contract represented 19% and 6% of total revenue for the three months ended September 30, 2010 and 2009, and 18% and 6% of total revenue for the nine months ended September 30, 2010 and 2009, respectively. Revenue from General Electric, Inc. (“GE”) represented 11% of total revenue for the three months ended September 30, 2010.  No other customer represented more than 10% of total revenue for the three and nine months ended September 30, 2010. The Company had a contract with Honeywell International, Inc. (“Honeywell”) for transportation, treatment and disposal of hazardous waste from a multiple year clean-up site and other smaller sites in New Jersey. Services under this contract were completed in early October 2009. Revenue under this bundled service contract represented 43% and 46% of our total revenue for the three and nine months ended September 30, 2009, respectively. No other customer represented more than 10% of total revenue for the three and nine months ended September 30, 2009.

Receivables from the USACE represented 15% of our total trade receivables at September 30, 2010 and 18% of our total trade receivables at December 31, 2009.  Receivables from GE represented 10% of our total trade receivables at September 30, 2010.  One other customer represented 11% of our total trade receivables at December 31, 2009. No other customer’s receivable balances exceeded 10% of our total trade receivables at September 30, 2010 or December 31, 2009.

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

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include funds held in managed money market funds with Wells Fargo, U.S. Bancorp and Fidelity Investments. The fair value of these money market funds, using Level 1 inputs consistent with ASC Topic 820 Fair Value Measurements and Disclosures was $23.7 million at September 30, 2010 and $22.3 million at December 31, 2009.

NOTE 5 – SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2009 were comprised of $1.4 million in fixed maturity, high-grade commercial paper.

NOTE 6 - RECEIVABLES
Receivables were as follows:

	September 30,	December 31,
(in thousands)	2010	2009

Trade	$15,872	$16,016
Unbilled revenue	1,856	337
Other	126	70
	17,854	16,423
Allowance for doubtful accounts	(96)	(121)
	$17,758	$16,302

NOTE 7 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
(in thousands)	2010	2009

Cell development costs	$52,208	$44,029
Land and improvements	10,006	9,773
Buildings and improvements	29,312	29,151
Railcars	17,375	17,375
Vehicles and other equipment	22,468	21,824
Construction in progress	8,408	7,822
	139,777	129,974
Accumulated depreciation and amortization	(66,950)	(62,489)
	$72,827	$67,485

Depreciation expense for the three months ended September 30, 2010 and 2009 was $1.9 million and $2.0 million, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $5.0 million and $6.1 million, respectively.

NOTE 8 – RESTRICTED CASH

Restricted cash balances of $4.1 million at September 30, 2010 and $4.8 million at December 31, 2009 are held in third-party managed trust accounts as collateral for our financial assurance policies for closure and post-closure obligations. These restricted cash balances are maintained by third-party trustees and are invested in money market accounts.

NOTE 9 – LINE OF CREDIT

On June 15, 2010, we entered into an amendment to an unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo. Under the terms of the amended Revolving Credit Agreement, the Company may utilize up to $20.0 million in revolving credit loans or letters of credit.  The agreement expires on June 15, 2013. Monthly interest only payments are required based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. At September 30, 2010, the applicable interest rate on the line of credit was 1.6%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At September 30, 2010, we were in compliance with all of the financial covenants in the credit agreement.

At September 30, 2010 we had no amounts outstanding on the revolving line of credit. At September 30, 2010 the availability under our $20.0 million line of credit was $16.0 million.  We had $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Beginning obligation	$15,011	$13,363
Accretion expense	292	830
Payments	(68)	(215)
Additions/adjustments	-	1,257
Ending obligation	15,235	15,235
Less current portion	(3,545)	(3,545)
Long-term portion	$11,690	$11,690

NOTE 11 – INCOME TAXES

As of September 30, 2010 and December 31, 2009, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and nine months ended September 30, 2010 and 2009 were not material.

Our effective tax rate for the three and nine months ended September 30, 2010 was 39.3% and 40.0%, respectively compared to 39.6% and 39.7% for the three and nine months ended September 30, 2009, respectively.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. We may be subject to examination by the IRS for tax years 2006 through 2009. Additionally, we may be subject to examinations by various state taxing jurisdictions for tax years 2005 through 2009. We are currently under examination by the Idaho Tax Commission for tax years 2006, 2007 and 2008. To our knowledge, we are not currently under examination by the IRS or any other state taxing jurisdictions.

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

In March 2010, the Company received a proposed settlement offer from the U.S. Environmental Protection Agency (“EPA”) relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. In September 2010, the Company entered into a consent and final order agreement to settle the matter for $497,000. The Company neither admitted nor denied the alleged violations. As a result of the agreed settlement, we recognized a charge of $423,000 during the first quarter of 2010 and a charge of $74,000 in the second quarter of 2010 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

NOTE 13 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$3,938	$3,938	$4,164	$4,164
Weighted average common shares outstanding	18,172	18,172	18,148	18,148

Dilutive effect of stock options and restricted stock		14		22
Weighted average shares outstanding		18,186		18,170

Earnings per share	$0.22	$0.22	$0.23	$0.23
Anti-dilutive shares excluded from calculation		342		280

(in thousands, except per share data)	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$8,051	$8,051	$11,326	$11,326
Weighted average common shares outstanding	18,167	18,167	18,145	18,145

Dilutive effect of stock options and restricted stock		19		28
Weighted average shares outstanding		18,186		18,173

Earnings per share	$0.44	$0.44	$0.62	$0.62
Anti-dilutive shares excluded from calculation		333		276

NOTE 14 – TREASURY STOCK

During the nine months ended September 30, 2010, the Company granted 36,637 shares of restricted stock from our treasury stock position at an average cost $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2010
Revenue - Treatment and disposal	$20,662	$9	$-	$20,671
Revenue - Transportation services	5,313	-	-	5,313
Total revenue	25,975	9	-	25,984
Direct operating costs	10,171	58	-	10,229
Transportation costs	5,383	-	-	5,383
Gross profit	10,421	(49)	-	10,372
Selling, general & administration	1,214	-	2,715	3,929
Operating income (loss)	9,207	(49)	(2,715)	6,443
Interest, net	3	-	13	16
Other income	26	4	-	30
Income (loss) before income taxes	9,236	(45)	(2,702)	6,489
Income taxes	-	-	2,551	2,551
Net income (loss)	$9,236	$(45)	$(5,253)	$3,938
Depreciation, amortization & accretion	$2,142	$51	$11	$2,204
Capital expenditures	$4,124	$20	$-	$4,144
Total assets	$92,306	$57	$36,140	$128,503
(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2009
Revenue - Treatment and disposal	$20,258	$10	$-	$20,268
Revenue - Transportation services	17,261	-	-	17,261
Total revenue	37,519	10	-	37,529
Direct operating costs	10,790	62	-	10,852
Transportation costs	16,694	-	-	16,694
Gross profit	10,035	(52)	-	9,983
Selling, general & administration	1,043	-	2,163	3,206
Operating income (loss)	8,992	(52)	(2,163)	6,777
Interest, net	(1)	-	18	17
Other income	61	40	-	101
Income (loss) before income taxes	9,052	(12)	(2,145)	6,895
Income taxes	-	-	2,731	2,731
Net income (loss)	$9,052	$(12)	$(4,876)	$4,164
Depreciation, amortization & accretion	$2,229	$54	$12	$2,295
Capital expenditures	$3,950	$-	$7	$3,957
Total assets	$98,803	$54	$27,898	$126,755

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2010
Revenue - Treatment and disposal	$55,003	$22	$-	$55,025
Revenue - Transportation services	10,331	-	-	10,331
Total revenue	65,334	22	-	65,356
Direct operating costs	30,028	211	-	30,239
Transportation costs	11,027	-	-	11,027
Gross profit	24,279	(189)	-	24,090
Selling, general & administration	3,957	-	6,882	10,839
Operating income (loss)	20,322	(189)	(6,882)	13,251
Interest income, net	5	-	41	46
Other income	112	8	-	120
Income (loss) before tax	20,439	(181)	(6,841)	13,417
Tax expense	-	-	5,366	5,366
Net income (loss)	$20,439	$(181)	$(12,207)	$8,051
Depreciation, amortization & accretion	$5,654	$152	$35	$5,841
Capital expenditures	$9,000	$20	$3	$9,023
Total assets	$92,306	$57	$36,140	$128,503
(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2009
Revenue - Treatment and disposal	$62,316	$17	$-	$62,333
Revenue - Transportation services	46,538	-	-	46,538
Total revenue	108,854	17	-	108,871
Direct operating costs	33,926	173	-	34,099
Transportation costs	46,131	-	-	46,131
Gross profit	28,797	(156)	-	28,641
Selling, general & administration	3,279	-	6,896	10,175
Operating income (loss)	25,518	(156)	(6,896)	18,466
Interest income, net	(1)	-	102	101
Other income	147	78	-	225
Income (loss) before tax	25,664	(78)	(6,794)	18,792
Tax expense	-	-	7,466	7,466
Net income (loss)	$25,664	$(78)	$(14,260)	$11,326
Depreciation, amortization & accretion	$6,740	$164	$33	$6,937
Capital expenditures	$8,707	$-	$18	$8,725
Total assets	$98,803	$54	$27,898	$126,755

NOTE 16 – SUBSEQUENT EVENT

On October 1, 2010, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 15, 2010. The dividend was paid using cash on hand on October 22, 2010 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
October 28, 2010

US ECOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

US Ecology, Inc., through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States. We generate revenue from fees charged to treat and dispose of waste at our four fixed disposal facilities located near Beatty, Nevada; Grand View, Idaho; Richland, Washington; and Robstown, Texas. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We, or our predecessor companies, have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three and nine months ended September 30, 2010 and 2009.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended September 30, 2010	% of Treatment and Disposal Revenue (1) for the Three Months ended September 30, 2009
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	41%	36%

Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	21%	14%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	10%	9%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	7%	11%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	6%	7%

Private Clean-up	Private sector clean-up project waste, typically Event business.	15%	23%

(1) Excludes all transportation service revenue

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Nine Months ended September 30, 2010	% of Treatment and Disposal Revenue (1) for the Nine Months ended September 30, 2009
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	42%	34%

Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	20%	14%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	13%	10%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	11%	12%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	7%	7%

Private Clean-up	Private sector clean-up project waste, typically Event business.	7%	23%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 47% and 39% of our treatment and disposal revenue was derived from Event Business projects for the three and nine months ended September 30, 2010, respectively. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary quarter-to-quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not otherwise have competed for successfully.  Our acquisition of a Company-owned railcar fleet to supplement railcars obtained under operating leases has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses. As of September 30, 2010 the Company owns 234 gondola rail cars and operates an additional 25 rail cars under short-term leases.

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

In 2005, we entered into a contract with Honeywell to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue. We believe this project was one of, if not the largest, private hazardous waste cleanup projects in our industry.  The project was for the treatment of commoditized metals-bearing waste. We believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee Desert of southwestern Idaho and competitive pricing for bundled transportation and disposal services. The project was completed in October 2009.  This project represented 43%, or $16.0 million, of our total revenues in the three months ended September 30, 2009 and we believe generated approximately 40% of our operating income, or approximately $0.09 diluted earnings per share. The project represented 46%, or $49.9 million, of our total revenues in the nine months ended September 30, 2009 and we believe generated approximately 38% of our operating income, or approximately $0.23 diluted earnings per share. The completion of this large Event Business project impacts the comparability of our financial results in 2010 when compared to 2009 or any previous period that the Honeywell project was shipping to our facility. We expect that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, utilization of our railcar fleet on other projects and a continued strategy of maximizing operating leverage at our disposal sites and expanding services to waste brokers will generate sufficient cash flows to continue to fund operations after the completion of the Honeywell project.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers, as well as those they serve, to curtail operations resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government-funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

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

Pending Acquisitions

On August 30, 2010, the Company announced that it had entered into a definitive agreement with Siemens Water Technologies Corp., to acquire substantially all of the assets of a permitted Treatment, Storage and Disposal Facility (“the Facility”) located in Vernon, California.  The rail-served facility, which has been in operation since 1981, principally provides hazardous liquid waste services to the Southern California industrial market.  Under the terms of the definitive agreement, the Company will purchase substantially all of the assets and assume certain liabilities for $8.65 million using cash on hand.  The closing of the acquisition is subject to the transfer of certain regulatory permits, among other things, and is expected to be completed before December 31, 2010.

On September 13, 2010, the Company announced that it had entered into a definitive share purchase agreement to acquire Stablex Canada, Inc. (“Stablex”), a leading North American provider of hazardous waste services, for $80 million Canadian dollars cash, subject to a purchase price adjustment based on working capital at closing and the amount of capital expenditures made by Stablex prior to closing. The transaction is expected to close on October 31, 2010 and is subject to normal and customary closing conditions, including a purchase price adjustment based on working capital. Stablex operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, about 30 miles northwest of Montreal, Québec, Canada.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2010 and 2009 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended September 30,				Nine Months Ended September 30,
share amounts)	2010	%	2009	%	2010	%	2009	%

Revenue	$25,984	100.0%	$37,529	100.0%	$65,356	100.0%	$108,871	100.0%
Direct operating costs	10,229	39.4%	10,852	28.9%	30,239	46.2%	34,099	31.3%
Transportation costs	5,383	20.7%	16,694	44.5%	11,027	16.9%	46,131	42.4%

Gross profit	10,372	39.9%	9,983	26.6%	24,090	36.9%	28,641	26.3%

Selling, general and administrative expenses	3,929	15.1%	3,206	8.5%	10,839	16.6%	10,175	9.3%
Operating income	6,443	24.8%	6,777	18.1%	13,251	20.3%	18,466	17.0%

Other income (expense):
Interest income	16	0.1%	18	0.0%	47	0.1%	103	0.1%
Interest expense	-	0.0%	(1)	0.0%	(1)	0.0%	(2)	0.0%
Other	30	0.1%	101	0.3%	120	0.2%	225	0.2%
Total other income	46	0.2%	118	0.3%	166	0.3%	326	0.3%

Income before income taxes	6,489	25.0%	6,895	18.4%	13,417	20.6%	18,792	17.3%
Income taxes	2,551	9.8%	2,731	7.3%	5,366	8.2%	7,466	6.9%
Net income	$3,938	15.2%	$4,164	11.1%	$8,051	12.4%	$11,326	10.4%

Earnings per share:
Basic	$0.22		$0.23		$0.44		$0.62
Dilutive	$0.22		$0.23		$0.44		$0.62

Shares used in earnings per share calculation:
Basic	18,172		18,148		18,167		18,145
Dilutive	18,186		18,170		18,186		18,173

Dividends paid per share	$0.18		$0.18		$0.54		$0.54

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue - Revenue decreased 31% to $26.0 million for the third quarter of 2010, down from $37.5 million in the third quarter of 2009. This reflects a 69% decline in transportation revenue in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to the completion of the four-year Honeywell International Jersey City (“Honeywell Jersey City”) project in early October of 2009. Treatment and disposal revenue for the third quarter of 2010 increased 2% reflecting an 18% increase in tons disposed, partially offset by a 13% decrease in average selling prices.  During the third quarter of 2010, we disposed of 237,000 tons of waste as compared to 201,000 tons in the third quarter of 2009.  Third quarter 2009 waste volumes disposed included 89,000 tons from the Honeywell Jersey City project. The 13% decline in average selling price for treatment and disposal services (excluding transportation) was primarily the result of a large direct disposal Event project received at our Grand View, Idaho facility in the third quarter of 2010 and continued pricing pressure on our thermal recycling services.

During the third quarter of 2010, treatment and disposal revenue from recurring Base Business customers was 3% lower than the third quarter of 2009 and comprised 53% of non-transportation revenue. This compared to 57% of non-transportation Base Business revenue in the third quarter of 2009. This decrease primarily reflects lower revenue from refinery and broker customers.

Event Business revenue in the third quarter of 2010 increased 14% compared to the same quarter in 2009 and was 47% of non-transportation revenue for the quarter. This compared to 43% of non-transportation Event Business in the third quarter of 2009. As discussed further below, this reflects increased treatment and disposal revenue from broker and government customer categories. Event Business during the third quarter of 2010 was up 122% compared to the same period last year excluding treatment and disposal revenue from the completed Honeywell Jersey City project.

The following table summarizes our third quarter 2010 revenue growth (both Base and Event Business) by customer type as compared with the third quarter of 2009.

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Government	60%
Broker	18%
Other industry	11%
Rate regulated	-1%
Private	-31%
Refinery	-34%

Government clean-up business revenue increased 60% in the third quarter of 2010 compared to the third quarter of 2009. This increase was attributable to higher shipments from the US Army Corps of Engineers (“USACE”) and a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility. Event Business under our contract with USACE contributed $5.0 million, or 19% of total revenue, in the third quarter of 2010 compared to $2.2 million, or 6%, of total revenue in the third quarter of 2009. The increase in total revenue from USACE is due primarily to the transportation service that we began offering on one of the USACE projects we serve. Treatment and disposal revenue from USACE also increased in the third quarter of 2010 compared to the same quarter of 2009 by approximately 49%. Project-specific timing at the multiple USACE clean-up sites we serve contributed to this variability. Each site is typically remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.

Our broker business increased 18% in the third quarter of 2010 compared to the same quarter in 2009. This increase reflects an increase in thermal recycling projects received from our broker customers during the third quarter of 2010 compared to the same period of 2009. The increase also reflects higher shipment levels from our national account brokers along with slight increases in a number of smaller broker customers.

Our other industry revenue category increased 11% in the third quarter of 2010 compared to the third quarter of 2009. This increase reflects increased shipments across a broad range of industrial based customers including higher steel mill business in the third quarter of 2010.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility decreased 1% in the third quarter of 2010 compared to the third quarter of 2009. Our Richland facility operates under a State-approved revenue requirement. The decrease is due to the timing of revenue recognition for the rate-regulated portion of the business.

Treatment and disposal revenue from private clean-up customers decreased 31% in the third quarter of 2010 as compared to the same quarter last year. This decrease primarily reflects the completion of the Honeywell Jersey City project, which was completed in October 2009.  The Honeywell Jersey City project contributed 43% of total revenue (including transportation) in the third quarter of 2009, or $16.0 million.  This decrease was partially offset by revenue from the GE Hudson River project which contributed 11% of total revenue in the third quarter of 2010, or $2.9 million.

Treatment and disposal revenue from our refinery customers decreased 34% in the third quarter of 2010 compared to the same quarter in 2009. This decrease primarily reflects decreases in average selling prices for our thermal recycling services in the third quarter of 2010 compared to the third quarter of 2009, partially offset by an increase in thermal recycling volume.

Gross Profit. Gross profit for the third quarter of 2010 increased 3.9% to $10.4 million, up from $10.0 million in the third quarter of 2009.  This increase primarily reflects increased volumes of waste disposed in the third quarter of 2010 compared to the same period in 2009, partially offset by lower average selling prices in the third quarter of 2010 compared to the same period in 2009.

Gross margin was 39.9% in the third quarter of 2010, up from 26.6% in the third quarter of 2009. This increase primarily reflects a significant decrease in low margin and pass through transportation revenue in the third quarter of 2010 compared to the same period in 2009. Disposal gross margins (excluding transportation revenue and costs) were 50.5% in the third quarter of 2010 compared to 46.5% in the third quarter of 2009.  The increase reflects higher operating leverage and normal service mix.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the third quarters of 2010 and 2009 were 15.1% and 8.5%, respectively. SG&A expenses were $3.9 million in the third quarter of 2010 and $3.2 million in the same quarter of 2009. The increase in SG&A for the third quarter of 2010 was primarily the result of $500,000 in business development and transaction costs associated with our pending acquisitions.

Interest income. During the third quarter of 2010, we earned $16,000 of interest income, down from $18,000 in the third quarter of 2009. This decrease reflects a lower average rate of interest earned on cash and short-term investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the third quarter of 2010, we recognized $30,000 in other income. This reflects royalty income from a previously sold municipal waste landfill in Texas, partially offset by foreign currency transaction losses. Other income in the third quarter of 2009 was $101,000, primarily from royalty income and a gain on the sale of a parcel of property associated with a non-operating site in Texas.

Income tax expense. Our effective tax rate for the third quarter of 2010 was 39.3% compared to 39.6% in the third quarter of 2009. The decrease is primarily due to favorable adjustments to our filed tax returns. At September 30, 2010 and December 31, 2009, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the three months ended September 30, 2010 and 2009 were not material.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue - Revenue decreased 40% to $65.4 million for the first nine months of 2010, down from $108.9 million in the first nine months of 2009. This decrease reflects a 78% reduction in transportation service revenue and a 12% decrease in treatment and disposal revenue in the first nine months of 2010 as compared to the same period of 2009.  These decreases were primarily due to the completion of the four-year Honeywell Jersey City project in early October 2009. In the first nine months of 2010, we disposed of 474,000 tons of waste, down 26% from 642,000 tons disposed in the first nine months of 2009, of which 281,000 tons were from the Honeywell Jersey City project. This volume decline was partially offset by an 18% increase in average selling price for treatment and disposal services (excluding transportation) in the first nine months of 2010 compared to the same period of 2009. This increase primarily reflects changes in service mix in the first nine months of 2010 as compared to the first nine months of 2009.

During the first nine months of 2010, treatment and disposal revenue from recurring Base Business customers was flat when compared to the same period of 2009 and comprised 61% of non-transportation revenue. This compared to 54% of non-transportation Base Business revenue in the first nine months of 2009.

Event Business revenue in the first nine months of 2010 decreased 23% compared to the same period in 2009 and was 39% of non-transportation revenue for the quarter. This compared to 46% of non-transportation Event Business in the first nine months of 2009. As discussed further below, this primarily reflects decreased treatment and disposal revenue from private customers. Event Business during the first nine months of 2010 increased approximately 44% compared to the same period last year when excluding treatment and disposal revenue from the completed Honeywell Jersey City project.

The following table summarizes our revenue growth (both Base and Event Business) by customer type for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Government	28%
Other industry	22%
Broker	11%
Rate Regulated	0%
Refinery	-19%
Private	-75%

Government clean-up business revenue increased 28% in the first nine months of 2010 compared to the same period of 2009. This increase reflects a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility. Event Business under our contract with USACE contributed $11.7 million or 18% of total revenue in the first nine months of 2010, compared to $7.0 million or 6% of total revenue in the first nine months of 2009. The increase in total revenue from USACE was primarily due to the transportation service that we began offering on one of the USACE projects we serve. Excluding transportation related services, treatment and disposal revenue from USACE increased approximately 14% for the first nine months of 2010 compared to the same period last year. Each site is typically remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or awarded to competitors during the nine months ended September 30, 2010.

Our other industry revenue category increased 22% in the first nine months of 2010 compared to the same period of 2009. This increase is primarily the result of a remedial cleanup project with an aluminum manufacturer that began in mid-2009 and was completed in the first quarter of 2010, as well as increased shipments across a broad range of industrial based customers in the first nine months of 2010.

Our broker business increased 11% in the first nine months of 2010 compared to the same period in 2009. This increase primarily reflects our continued success working with national and smaller regional waste broker companies that do not compete with us for disposal business. This increase also reflects higher brokered shipments of thermal recycling services in the first nine months of 2010 as compared to the same period last year.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility was flat in the first nine months of 2010 compared to the same period of 2009. Our Richland facility operates under a State-approved revenue requirement.

Treatment and disposal revenue from our refinery customers decreased 19% in the first nine months of 2010 compared to the same period in 2009. This decrease primarily reflects lower average selling prices for our thermal recycling services in the first nine months of 2010 compared to the same period of 2009, partially offset by an increase in thermal recycling volume.

Treatment and disposal revenue from private clean-up customers decreased 75% in the first nine months of 2010 as compared to the same period last year. This decrease primarily reflects the completion of the Honeywell Jersey City project, which was completed in October 2009, and to a lesser extent the Molycorp, Pennsylvania project, which was completed in the first quarter of 2009.  The Honeywell Jersey City project contributed 46% of total revenue (including transportation) in the first nine months of 2009 or $49.9 million.  The Molycorp project contributed 2% of total revenue (including transportation) in the first nine months of 2009 or $2.0 million.

Gross Profit. Gross profit for the first nine months of 2010 decreased 16% to $24.1 million, down from $28.6 million in the first nine months of 2009.  This decrease primarily reflects lower volumes of waste disposed in the first nine months of 2010 compared to the same period in 2009.

Gross margin was 36.9% in the first nine months of 2010, up from 26.3% in the first nine months of 2009. This increase primarily reflects a significant decrease in low margin and pass through transportation revenue in the first nine months of 2010 compared to the same period in 2009, partially offset by lower utilization levels of our owned railcar fleet. Disposal gross margins (excluding transportation revenue and costs) were 45.0% in the first nine months of 2010 compared to 45.3% in the first nine months of 2009. The slightly lower disposal margin reflects the reduction in disposal volume, lower average selling prices on thermal recycling services and normal service mix.

Selling, General and Administrative. As a percentage of total revenue, SG&A expenses for the nine months ended September 30, 2010 and 2009 were 16.6% and 9.3%, respectively. SG&A expenses were $10.8 million in the first nine months of 2010 and $10.2 million in the same period of 2009. SG&A for the first nine months of 2010 included a $497,000 charge related to a regulatory fine. Additionally, SG&A for the first nine months of 2010 included $562,000 of business development and transaction costs associated with our pending acquisitions. Excluding the fine and business development expenses, the absolute dollars of SG&A expenses during the first nine months of 2010 declined approximately 4% when compared to the same period last year.  This decline was a result of lower sales commissions, labor cost and other administrative costs reflective of our ongoing cost control initiatives.

Interest income. During the first nine months of 2010, we earned $47,000 of interest income, down from $103,000 in the first nine months of 2009. This decrease reflects a lower average rate of interest earned on cash and short-term investments.

Other expense/income. Other expense/income includes business activities not included in current year ordinary and usual revenue and expenses. In the first nine months of 2010, we recognized $120,000 in other income. This reflects royalty income from a previously sold municipal waste landfill in Texas, partially offset by foreign currency transaction losses. Other income in the first nine months of 2009 was $225,000, primarily from royalty income and a gain on the sale of a parcel of property associated with a non-operating site in Texas.

Income tax expense. Our effective tax rate for the first nine months of 2010 was 40.0% compared to 39.7% in the first nine months of 2009. This increase primarily reflects an increase in non-tax deductible expenses.

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

Liquidity and Capital Resources

Our principal source of cash is from operations. The $30.4 million in cash at September 30, 2010 was comprised of cash and cash equivalents immediately available for operations.

On June 15, 2010, we entered into an amendment to an unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo. Under the terms of the amended Revolving Credit Agreement, the Company may utilize up to $20.0 million (an increase from $15.0 million) in revolving credit loans or letters of credit.  The agreement expires on June 15, 2013. Monthly interest only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. At September 30, 2010, the applicable interest rate on the line of credit was 1.6%. The credit agreement contains certain quarterly financial covenants, including a maximum leverage ratio, a maximum funded debt ratio and a minimum required tangible net worth. Pursuant to our credit agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At September 30, 2010, we were in compliance with all of the financial covenants in the amended Revolving Credit Agreement and had no amounts outstanding on the revolving line of credit.   We have a standby letter of credit to support our closure and post-closure obligation of $4.0 million that expires in December 2010. At September 30, 2010, we had a borrowing capacity of $16.0 million after deducting the outstanding letter of credit.

We are currently negotiating a new $75.0 million Reducing Revolving Credit Agreement with Wells Fargo. Borrowings under the new credit agreement will be used in combination with cash on hand to purchase all the outstanding stock of Stablex for $80.0 million Canadian dollars.  We expect both the new credit agreement and the Stablex acquisition to close on or before October 31, 2010.

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

Management believes that cash on hand, cash flow from operations and availability under our credit agreements will be sufficient to meet all operating cash needs during the next 12 months.

Operating Activities - For the nine months ended September 30, 2010, net cash provided by operating activities was $15.8 million. This reflects net income of $8.1 million, increases in accounts payable and accrued liabilities of $1.9 million, increases in taxes payable of $861,000, stock compensation of $789,000, and depreciation and amortization and accretion of $5.8 million. Partially offsetting these sources of cash were increases in accounts receivable of $1.5 million. Impacts on net income are due to the factors discussed above under Results of Operations. The increase in accounts payable and accrued liabilities is primarily attributable to an increase in volumes received in the third quarter of 2010 compared to the fourth quarter of 2009.  The increase in receivables is primarily attributable to an increase in revenue in the third quarter of 2010 compared to the fourth quarter of 2009. Day’s sales outstanding were 61 days as of September 30, 2010, compared to 68 days at December 31, 2009 and 69 days at September 30, 2009.

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

Investing Activities - For the nine months ended September 30, 2010, net cash used in investing activities was $6.9 million including capital expenditures of $9.0 million. Partially offsetting cash outflows were net maturities of short-term investments of $1.4 million and a reduction in our restricted cash balances of $686,000. Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity and treatment facilities at our Robstown, Texas site. We expect total capital expenditures for 2010 to approximate $14.0 million, which will be primarily spent on additional disposal capacity at our Robstown, Texas and Beatty, Nevada facilities and the addition of a new treatment and stabilization building in Robstown.

For the nine months ended September 30, 2009, net cash used in investing activities was $10.2 million. Significant transactions affecting cash used in investing activities during the first nine months of 2009 include capital expenditures of $8.7 million and purchases of short-term investments of $1.4 million.

Financing Activities - For the nine months ended September 30, 2010 and 2009, net cash used in financing activities was $9.8 million, reflecting the payment of dividends to our stockholders.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 4, 2010. There were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not maintain equities, commodities, derivatives or any other instruments for trading or any other purposes.
We have minimal interest rate risk on short-term investments and other assets. At September 30, 2010, approximately $30.4 million was held in cash and cash equivalents primarily invested in money market accounts. Interest earned on these investments is less than 1% per year.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, compliance with and changes to applicable laws, rules, or regulations, access to cost effective transportation services, access to insurance and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions including a tightened credit market, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies, production rates for thermal treatment services, market conditions, average selling prices for recycled materials, our ability to replace business from recently completed large projects, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends, and our ability to effectively close or integrate our pending acquisitions or other proposed acquisitions in the future.

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

Item 1. Legal Proceedings

In March 2010, we received a proposed settlement offer from the EPA relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. The EPA alleged, among other things, that air emissions on our now discontinued permitted hazardous waste thermal operation should have been monitored continuously as opposed to periodic monitoring. In addition, the EPA alleged that residual amounts of PCBs had been released without formal notice to the EPA or the State of Nevada’s Department of Environmental Protection all within the confines of our secure hazardous waste/PCB facility.  We do not believe the alleged non-compliance represented a threat to human health or the environment.  In response to the EPA’s proposal the Company and the EPA entered into a consent and final order agreement to settle the matter for $497,000. The Company neither admitted nor denied any of the alleged violations. We recognized a charge of $423,000 during the first quarter of 2010 and a charge of $74,000 in the second quarter of 2010 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Share Purchase Agreement dated September 13, 2010 between Marsulex Inc. and US Ecology, Inc.

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)
Date: October 28, 2010	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer