Form 10-K
period 2010-12-31
US ECOLOGY, INC.
filed 2011-03-15
CIK 742126

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010 OR
☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________.

Commission file number: 0-11688

US ECOLOGY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	95-3889638
(State or other jurisdiction)	(I.R.S. Employer Identification Number)

300 E. Mallard Dr., Suite 300
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2010 was approximately $266.7 million based on the closing price of $14.57 per share as reported on the NASDAQ Global Market System.

At March 11, 2011, the registrant had outstanding 18,310,614 shares of its Common Stock.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 24, 2011 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2010, portions of which are incorporated by reference into Part III of this Form 10-K.

US ECOLOGY, INC.

FORM 10-K

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, repurchases of its stock under approved stock repurchase plans, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, a loss of a major customer, successful integration of Stablex Canada Inc., exposure to unknown liabilities resulting from the Stablex Canada Inc. acquisition, compliance with and changes to applicable laws, rules, or regulations, access to cost effective transportation services, access to insurance, surety bonds and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies, market conditions, average selling prices for recycled materials, our ability to replace business from recently completed large projects, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends and our ability to effectively close and  integrate future acquisitions.

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

Item 1. Business

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
AEA	Atomic Energy Act of 1954 as amended

US Ecology, the Company, “we,” “our,” “us”	US Ecology, Inc., and its subsidiaries

CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980

FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program

LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal

LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal

NORM/NARM	Naturally occurring and accelerator produced radioactive material

NRC	U.S. Nuclear Regulatory Commission

PCBs	Polychlorinated biphenyls

RCRA	Resource Conservation and Recovery Act of 1976

SEC	U. S. Securities and Exchange Commission

TCEQ	Texas Commission on Environmental Quality

TSCA	Toxic Substances Control Act of 1976

USACE	U.S. Army Corps of Engineers

USEPA	U.S. Environmental Protection Agency

WUTC	Washington Utilities and Transportation Commission

CEPA	Canadian Environmental Protection Act (1999)

US Ecology through our subsidiaries, provides radioactive, hazardous, PCB and non-hazardous industrial waste management and recycling services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions and waste broker / aggregators. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America. US Ecology and its predecessor companies have been in business for more than 50 years. We operate within the United States and Canada and employed 372 people as of December 31, 2010.

Our filings with the SEC are posted on our website at www.usecology.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public can also obtain copies of these filings by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov .

US Ecology was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010, the Company changed its name from American Ecology Corporation to US Ecology, Inc. Our wholly-owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation (“USEN”); US Ecology Washington, Inc., a Delaware corporation (“USEW”); US Ecology Texas, Inc., a Delaware corporation (“USET”); US Ecology Idaho, Inc., a Delaware corporation (“USEI”); US Ecology Field Services, Inc., a Delaware corporation (“USEFS”), US Ecology California, Inc.; a Delaware corporation (“USEC”), US Ecology Stablex Holdings, Inc., a Delaware corporation (“USESH”); Stablex Canada Inc., a Canadian Federal Corporation (“Stablex”); and Gulfstream TLC Inc., a Delaware corporation (“GI”). American Ecology Recycle Center, Inc., a Delaware corporation (“AERC”) previously operated our discontinued Oak Ridge, Tennessee LLRW processing business. US Ecology Illinois, Inc., a California corporation, operates our closed property in Sheffield, Illinois. American Ecology Environmental Services Corporation, a Texas corporation, operates our closed property in Winona, Texas.

We operate within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect our current operational status and internal reporting structure. Operating Disposal Facilities accept hazardous, LARM and LLRW and include our RCRA hazardous waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; Robstown, Texas; Blainville, Quebec, Canada and our AEA disposal facility in Richland, Washington. Our Washington, Idaho and (to a lesser degree) Texas and Nevada facilities also accept certain NORM/NARM waste and LARM. Non-Operating Disposal Facilities include our former disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho and a former hazardous waste processing and deep-well injection operation in Winona, Texas. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Financial information with respect to each segment is further discussed in Note 18 of the consolidated financial statements located in Item 8 - Financial Statements and Supplementary Data to this Form 10-K.

The following table summarizes each segment:

Subsidiary	Location	Services

Operating Disposal Facilities

USEI	Grand View, Idaho	Hazardous, non-hazardous industrial, PCB, NORM/NARM, LARM and mixed waste treatment and disposal, rail transfer station
USET	Robstown, Texas	Hazardous, non-hazardous industrial, LARM and NORM/NARM waste treatment and disposal, recycling services, rail transfer station
USEN	Beatty, Nevada	Hazardous, non-hazardous industrial, NORM and PCB waste treatment and disposal

USEW	Richland, Washington	LLRW, NORM/NARM and LARM waste disposal

Stablex	Blainville, Quebec, Canada	Hazardous waste treatment and disposal

Non-Operating Facilities

US Ecology Illinois, Inc. (“USE”)	Sheffield, Illinois	Closed LLRW disposal facility under long-term care: State of Illinois is licensee

USE	Sheffield, Illinois	Non-operating hazardous waste disposal facility: USE is permittee

American Ecology Environmental Services Corporation (“AEESC”)	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee

USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: USEI is permittee

Operating Disposal Facilities

A significant portion of our disposal revenue is derived from discrete waste clean-up projects (“Event Business”) which vary widely in size, duration and unit pricing. The duration of Event Business projects can last from a one-week clean up of a small contaminated site to a multiple year clean-up project. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from recurring customers (“Base Business”) also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. Transportation-related revenue can account for as much as three-fourths (75%) of total project revenue for waste transported by rail from the eastern United States and other locations distant to our Grand View, Idaho or Robstown, Texas facilities.

The types of waste received, also referred to as “service mix,” can produce significant quarter-to-quarter and year-to-year variations in revenue, gross profit, gross margin, operating profit and net income for both Base Business and Event Business. Excluding the recently acquired Stablex operation, Event Business contributed approximately 42% and 44% of disposal revenue (excluding transportation revenue) for the years ended December 31, 2010 and 2009, respectively. Excluding the recently acquired Stablex operation, Base Business represented approximately 58% and 56% of disposal revenue (excluding transportation revenue) for the years ended December 31, 2010 and 2009, respectively.  For the two months of our ownership in 2010, Stablex’s Base and Event Business represented 75% and 25%, respectively of their treatment & disposal revenue. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business.  Contribution margin is influenced by whether the waste is directly disposed (“direct disposal”) or requires the application of chemical reagents (variable costs) to treat the waste prior to disposal.

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

Robstown, Texas RCRA Facility. Our Robstown, Texas facility began operations in 1973.  It is located on 240 acres owned by the Company about 10 miles west of Corpus Christi, Texas. We own 200 acres of adjacent land for future expansion. We also own 174 acres of non-adjacent land where we have operated a rail transfer station since 2006. This facility is permitted to accept hazardous and non-hazardous waste regulated under RCRA. The facility is regulated under a permit issued by the TCEQ and is permitted to accept certain NORM/NARM, LARM and mixed wastes. In 2008, we began providing hydrocarbon treatment and recycling services using thermal desorption equipment owned and operated by a third party under contract.

Beatty, Nevada RCRA/TSCA Facility. Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert about 120 miles northwest of Las Vegas, Nevada and about 30 miles east of Death Valley, California. USEN leases 80 acres from the State of Nevada for hazardous and PCB waste treatment and disposal operations. This facility is also permitted to accept certain NORM radioactive material. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) the site reaches full capacity and can no longer accept waste (estimated life using 2010 volume of 8-10 years); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The Company-leased land is located within a 400 acre buffer zone leased by the State of Nevada from the federal government which the Company believes is a viable location for future expansion. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the USEPA. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for closure and post-closure costs.

Richland, Washington LLRW Facility. Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased from the State of Washington on the US Department of Energy Hanford Reservation 35 miles west of Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State of Washington in July 2005 for 10 years with four 10-year renewal options. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. In 2007, we entered a new rate agreement with the WUTC which is effective from January 1, 2008 to January 1, 2014. The State of Washington assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State of Washington maintains a separate trust fund for future closure expenses.

Blainville, Quebec, Canada Facility (“Stablex”). Our Stablex facility has been in operation since 1983 and is located 20 miles northwest of Montreal, Quebec, Canada.  Stablex owns and operates a treatment facility located on 25 acres.  The Stablex disposal site is adjacent the treatment facility on a 325 acre dedicated site leased from the Province of Quebec. The lease between Stablex and the Province of Quebec expires in 2018 with one 5 year renewal term. The facility is authorized under the Environmental Quality Act by Order-in-Council for use exclusively for products treated and disposed by Stablex as the lessee.  The Province of Quebec assesses fees to fund a dedicated trust account to pay for post-closure costs at the disposal site. Stablex is responsible for closing each landfill prior to final closure of the facility. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the 5 year permit period.  Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil.  While there are no specific restrictions on waste soils received from the U.S., non-soil waste received from the U.S. is limited to 350,000 metric tons (385,000 U.S. tons) over the 5 year permit period.

Non-Operating Disposal Facilities

Bruneau, Idaho RCRA Site. This remote 83 acre desert site, acquired in conjunction with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring is expected to continue for approximately 19 more years in accordance with permit and regulatory requirements.

Sheffield, Illinois RCRA Site. We previously operated two hazardous waste disposal areas next to the Sheffield LLRW disposal area. The first opened in 1968 and ceased operations in 1974. The second accepted waste from 1974 through 1983. We expect to perform groundwater remediation and monitoring at the site for approximately 15 more years.

Winona, Texas Site. From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until 1997 when we ceased operations. We are proceeding under a post-closure order with the State of Texas and expect to perform groundwater remediation and monitoring at the site for approximately 29 more years. We own a 298 acre buffer zone adjacent to the permitted site.

INDUSTRY

In the 1970s and 1980s, industry growth was driven in the United States by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the cleanup of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to reduce waste production. Waste volumes shipped for disposal from Superfund and other properties also diminished as contaminated sites were cleaned up. These factors led to highly competitive market conditions that still apply today.

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry-specific economic conditions, identification of new clean-up needs, clean-up project schedules and public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, expand waste throughput capabilities, build market share and ultimately increase profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

•	acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001;

•	expanding our radioactive material and hazardous waste permits to manage additional types of waste;

•	expanding our rail transportation services through a fleet of Company-owned rail cars;

•	constructing a second truck-to-rail transload building in Idaho and developing a rail transfer station in Texas;

•	constructing new, high-capacity waste treatment buildings in Texas and Nevada with automated waste treatment additive delivery systems and expanded waste storage capabilities;

•	opening an organic chemical waste treatment laboratory in Texas to improve treatment “recipes” and reduce costs at all three of our RCRA facilities;

•	establishing a thermal recycling service at our Robstown, Texas site which allows the facility to accept a broad spectrum of recyclable, hydrocarbon-based materials; and

•	acquiring our Blainville, Quebec, Canada treatment and disposal facility and rail transfer station in 2010.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain LLRW Compacts, is one of two operating Compact disposal facilities in the nation. Both were in full operation for decades before passage of the federal LLRW Policy Act in 1980. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by Energy Solutions, Inc. (“Energy Solutions”), exclusively serves the three-state Atlantic Compact. LLRW from states outside the Northwest Compact region may be disposed at a non-compact, commercial disposal site in Clive, Utah, also operated by Energy Solutions. A fourth LLRW Compact disposal facility, licensed by Waste Control Specialists, LLC and located near Andrews, Texas is presently under construction.  This facility is intended to serve the two-state Texas Compact and potentially additional states.

Pricing at the three operating AEA licensed LLRW disposal facilities heightened demand for more cost-effective disposal of soil, debris, consumer products, industrial wastes and other materials containing LARM, including “mixed wastes,” exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government clean-up projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost-effective alternative. Our Grand View, Idaho RCRA hazardous waste facility has significantly increased waste throughput based on permit modifications allowing expanded LARM acceptance. Our Robstown, Texas disposal facility is also permitted to accept LARM on a more limited basis. We believe we are well positioned to grow our LARM business based on our:

•	industry reputation and commercial branding;

•	existing permits, including recent modifications allowing additional waste types;

•	safety and regulatory compliance record;

•	decades of experience safely handling radioactive materials at multiple facilities;

•	high volume waste throughput capabilities including rail transportation and field services support;

•	competitive pricing; and

•	regulatory policies and precedents allowing disposal of LARW at hazardous waste disposal facilities.

Permits, Licenses and Regulatory Requirements

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

We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit-specific requirements.  Our Idaho and Texas facilities are also required to provide required financial assurance for closure and post-closure obligations should our facilities cease operations.  Our Blainville, Quebec operation is required to post commercial surety bonds to cover our closure obligations. Both human resource and capital investments are required to maintain compliance with these requirements.

United States Hazardous Waste Regulation

Our hazardous, industrial, non-hazardous and radioactive materials business is subject to extensive federal and state environmental, health, safety, and transportation laws, regulations, permits and licenses. Local government controls also apply. The responsible government regulatory agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that these laws and regulations, as well as the specialized services we provide, contribute to demand.

RCRA provides a comprehensive framework for regulating hazardous waste transportation, treatment, storage and disposal. RCRA regulation is the responsibility of the USEPA, which may delegate authority to state agencies. Chemical compounds and residues derived from USEPA-listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking such as the steel mill waste treatment process employed at our Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls and permitting requirements under RCRA diminish. LARM and NORM/NARM may also be managed to varying degrees under RCRA permits, as is authorized for our facilities in Grand View, Idaho; Beatty, Nevada and Robstown, Texas.

CERCLA and its amendments impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities and on parties who arranged for the transportation of hazardous substances. Liability under CERCLA may be imposed if releases of hazardous substances occur at treatment, storage or disposal sites. Since waste generators are subject to the same liabilities, we believe they are motivated to minimize the number of disposal sites used. Disposal facilities require USEPA authorization to receive CERCLA wastes. Our three hazardous waste disposal facilities have this authorization.

TSCA regulates the treatment, storage and disposal of PCBs. U.S. regulation and licensing of PCB wastes is the responsibility of the USEPA. Our Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA treatment, storage and disposal permits. Our Texas facility has a TSCA storage permit and may dispose of PCB-contaminated waste in limited concentrations not requiring a TSCA disposal permit.

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

The Energy Policy Act of 2005 amended the AEA to classify discrete (i.e. concentrated versus diffuse) NORM/NARM as byproduct material. The law does not apply to interstate Compacts ratified by Congress pursuant to the LLRW Policy Act. NRC regulations issued in 2006 to implement the law, limit receipt of certain NARM waste at our Grand View, Idaho facility, to non-production accelerators.  This did not materially affect our business.

Canadian Hazardous Waste Regulation

The Canadian federal government regulates issues of national scope where activities cross provincial boundaries and for Canada’s relations with other nations. The Provinces retain control over environmental issues matters their boundaries including primary responsibility for regulation and management of hazardous waste.

The main federal laws governing hazardous waste management in Canada are the Canadian Environmental Protection Act (1999) (“CEPA”) and the Transportation of Dangerous Goods Act. Environment Canada is the federal agency with responsibility for environmental matters. CEPA charges Environment Canada and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Export and Import of Hazardous Waste Regulations under CEPA govern export and import of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or to transport them through Canada notify the Minister of the Environment and obtain a permit to do so.

Our Stablex facility operates in the Province of Quebec and is subject to the Quebec Environmental Quality Act.  This Act was developed by the Province of Quebec independently and regulates the generation, characterization, transport, treatment and disposal of hazardous wastes.  The Quebec Environmental Quality Act also provides for the establishment of waste management facilities which are controlled by the provincial statutes and regulations governing emissions to air, groundwater and surface water.

Under the Quebec Environmental Quality Act, waste can be defined as hazardous based on origin or characteristic in a manner that is very similar to regulations in effect in the United States. The major difference between the United States regulatory regime and those in Canada relates to ownership and liability.  Under Canadian provincial regulation, ownership changes when waste is transferred to a properly permitted third-party carrier and subsequently to an approved treatment and disposal facility.  As a result, the generator is no longer liable for proper handling, treatment or disposal. In the United States, joint and several liability is retained by the generator as well as the transporter and the treatment and disposal facility.  Exceptions may occur in Quebec if the carrier is working under contract to the generator or if the waste is different from what was originally contracted among the parties.

Waste transporters require a permit to operate under Quebec’s provincial waste management regulations and are also subject to the requirements of the Federal Transportation of Dangerous Goods law which requires reporting on the quantities and disposition of materials shipped.

Insurance, Financial Assurance and Risk Management

We carry a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers compensation, directors and officers liability, environmental impairment liability and other coverage customary to the industry. We do not expect the impact of any known casualty, property, environmental or other contingency to be material to our financial condition, results of operations or cash flows.

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2010, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

Insurance policies covering U.S. closure and post-closure obligations expire in December 2013.We are required by our insurer to maintain collateral at agreed upon levels to support our aggregate financial assurance insurance policies for our operating sites through the policy term. While we expect to timely renew these policies, if we are unable to obtain adequate closure, post-closure or environmental insurance in the future, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. For our non-operating facilities, we established an interest bearing trust account to guarantee our post-closure liability, subject to regulatory approval. As of December 31, 2010, we have provided collateral of $4.1 million in funded trust agreements, issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $44 million for closure and post-closure obligations. While we have been able to obtain the required financial assurance, premium and collateral requirements may increase, which may have an adverse impact on our results of operations.

We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Quebec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2010 we had $864,000 in commercial surety bonds dedicated for closure obligations.

Primary casualty insurance programs generally do not cover accidental environmental contamination losses. To provide insurance protection for potential claims, we maintain pollution legal liability insurance and professional environmental consultant’s liability insurance for non-nuclear occurrences. For nuclear liability coverage, we maintain Facility Form and Workers’ Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers.

Significant Customers

We dispose of LARM and hazardous waste under a contract with the USACE.  We also arrange transportation of waste to our disposal facilities for both government and industry customers which contributes significant revenue. USACE accounted for 17%, 8% and 6% of our revenue in 2010, 2009 and 2008, respectively. In June 2005, we entered into an Event Business clean-up project contract with Honeywell International, Inc. (“Honeywell”) to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue at our Grand View, Idaho disposal facility. This clean-up project was completed in October 2009. Honeywell continues to be one of our customers on a smaller scale.  Honeywell accounted for 3%, 38% and 43% of our revenue in 2010, 2009 and 2008 respectively.  No other customer accounted for more than 10% of revenue for 2010, 2009 or 2008.

Markets

Disposal Services. Waste containing heavy metals or hazardous waste that does not require treatment prior to disposal is generally subject to highly competitive pricing. These commoditized services are also sensitive to transportation distance and related costs. Waste transported by rail is typically less expensive, on a per-mile basis, than waste transported by truck. Hazardous waste containing organic chemical compounds and LARM are less commoditized services.

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

Our Beatty, Nevada facility primarily competes for business in California, Arizona, Utah and Nevada. Due to the site’s superior geologic and climate conditions in the Amargosa Desert, the Beatty, Nevada facility also competes for wastes from more distant locations. The Beatty, Nevada facility competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The facility also accepts small amounts of NORM.

Our Grand View, Idaho facility accepts waste from across the U.S. and, on a more limited basis, Canada shipped through our rail transfer station located adjacent to a main east-west rail line. Waste throughput has been significantly enhanced by rail track expansions in 2006 and 2008 and the construction of a second rail-to-truck indoor transfer building in 2006. The Grand View facility’s primary markets are RCRA, LARM and mixed waste clean-up projects, and brokered waste. Permit modifications have expanded LARM services. The infrastructure at our Grand View, Idaho facility is capable of accepting large volumes of waste from large cleanup projects.  For example, between 2005 and 2009 the facility disposed of approximately 1.3 million tons of waste from Honeywell shipping from Jersey City, New Jersey.  We also take significant volumes from the USACE. In 2010 we entered into a new contract, on essentially the same terms and conditions as the previous contract, with the USACE that expires in 2013. The USACE may extend the contract to 2015 at their sole option.  Multi-year USACE projects initiated before the expiration date may continue for five years beyond 2013, or 2015 if the option term is exercised, under the same terms. Based on past public statements, we believe that the USACE generally expects the federal clean-up program funding the contract to continue through 2021.

To meet USEPA land disposal restrictions (“LDRs”), waste stabilization, encapsulation, chemical oxidation and other treatment technologies are used at our Grand View, Idaho; Beatty, Nevada; and Robstown, Texas facilities. These capabilities allow all three sites to manage a much broader spectrum of wastes than if LDR treatment was not offered.  Our Robstown, Texas facility also offers thermal desorption treatment and recycling services.

Our Blainville, Quebec, Canada facility, Stablex, primarily accepts waste from the eastern Canadian and northeastern U.S. industrial markets. The Stablex facility accepts inorganic hazardous waste in liquid, semi-solid (sludge) or solid form and treats the waste using a cementitious stabilization process to immobilize the hazardous constituents rendering the waste non-hazardous in accordance with Quebec treatment regulations. The waste is then disposed in a secure disposal cell. Stablex is able to accept waste delivered by truck or by rail.

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

Geographical Information.  For the year ended December 31, 2010, we derived $99.1 million or 94.6% of our revenue in the United States and $5.7 million or 5.4% of our revenue in Canada.  For the years ended December 31, 2009 and 2008, we derived $132.5 million or 100% and $175.8 million or 100% of our revenue in the United States, respectively.

Competition

We compete with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc.; Environmental Quality Company; Heritage Environmental; Waste Control Specialists, LLC and Waste Management, Inc. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, LLC. The principal competitive factors applicable to both of these business areas are:

•	price;

•	specialized permits and “niche” service offerings;

•	customer service;

•	operational efficiency and technical expertise;

•	regulatory compliance and worker safety;

•	industry reputation and brand name recognition;

•	transportation distance; and

•	local community support.

We believe that we are competitive in all markets we serve and that we offer a unique mix of services, including niche technologies and services that favorably distinguish us from competitors. We also believe that our strong brand name recognition from more than five decades of experience, compliance and safety record, customer service reputation and positive relations with regulators and local communities enhance our competitive position. Advantages exist for competitors that have technology, permits or equipment to handle a broader range of waste, that operate in jurisdictions imposing lower disposal fees and/or are located closer to where wastes are generated.

We do not compete with companies seeking federal government contracts to manage and/or operate radioactive waste treatment and disposal facilities owned by the U.S. Department of Energy (“USDOE”). We accept minimal amounts of remediation waste from USDOE facilities at our disposal facilities from time to time; however, this is not a material part of our business.

Seasonal Effects

Our business is affected by seasonal fluctuations due to weather and budgetary cycles which influence the timing of customer spending for our services.  Typically, in the first quarter of each calendar year there is less demand for Event Business due to reduced construction and remediation activities and weather restrictions. While large, multi-year clean-up projects tend to continue in winter months, the pace of waste shipments may be slower due to weather. Market conditions and federal funding decisions can have a greater influence on revenue than seasonality.

Personnel

On December 31, 2010, we had 372 employees, of which 10 were members of the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO and CLC (PACE) at our Richland, Washington facility and 107 were members of the Communications, Energy and Paperworkers Union of Canada at our Blainville, Quebec, Canada facility.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of US Ecology:

Name	Age	Title
James R. Baumgardner	48	President and Chief Executive Officer
Simon G. Bell	40	Vice President of Operations
John M. Cooper	56	Vice President and Chief Information Officer
Jeffrey R. Feeler	41	Vice President and Chief Financial Officer
Eric L. Gerratt	40	Vice President and Controller
Steven D. Welling	52	Senior Vice President, Sales and Marketing

James R. Baumgardner was appointed President and Chief Executive Officer in January 2010.  Mr. Baumgardner previously served as the Company’s President and Chief Operating Officer from January 2009 to January 2010 and as the Company’s Senior Vice President and Chief Financial Officer from 1999 to 2006.  From 2006 to 2008, he was Senior Vice President and Chief Financial Officer with SECOR International Inc., a Redmond, Washington based provider of environmental consulting services.  Prior to 1999, he held various positions in corporate banking, corporate treasury and commerical banking.  He holds an MBA and a BS from Oregon State University.

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

Steven D. Welling was appointed Senior Vice President of Sales and Marketing in January 2010.  He joined US Ecology in 2001 through the Envirosafe Services of Idaho (now US Ecology Idaho) acquisition. He previously served as National Accounts Manager for Envirosource Technologies and Western Sales Manager for Envirosafe Services of Idaho and before that managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University-Stanislaus.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2010, approximately 42% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions, public controversies, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections.  Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse affect on our financial condition and results of operations.

The completion of, loss of or failure to renew one or more significant contracts could adversely affect our profitability.

We provide disposal and transportation services to customers on discrete Event Business (non-recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi-year projects can account for a significant portion of our revenue and profit.  For example, in 2005 we entered into a four-year transportation and disposal contract with Honeywell to dispose of 1.3 million tons of waste at our Grand View, Idaho facility (known herein as the “Honeywell Jersey City” project).  During this period revenue from the Honeywell Jersey City project and other smaller Honeywell projects comprised a significant portion of our total revenue.  Revenue from Honeywell represented 38% and 43% of total revenue in 2009 and 2008, respectively. Our goal is for the replacement of revenue and operating income from this Honeywell Jersey City project to come from other Event Business opportunities, including other Honeywell projects.  We also believe that our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, expanding services to waste brokers, the acquisition of Stablex and other potential strategic acquisitions will contribute to replacing revenue from the Honeywell Jersey City project. The time required to fully replace the Honeywell Jersey City project revenue and earnings depends on multiple factors, many of which are outside of our control including but not limited to general and industry-specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities.  Our inability to replace the contribution from the Honeywell Jersey City project with new business  could result in a material adverse affect on our financial condition and results of operations.

We also have a multi-year contract with USACE, expiring in 2013. USACE accounted for approximately 17% of our total revenue for the year ended December 31, 2010.  This multi-year contract does not, however, guarantee future work or volumes. Reduced appropriations for the USACE and/or other government clean-up work, a reduction in project-specific task orders, and/or the loss of or failure to renew this or other large contracts and task orders combined with failure to replace their contribution with new projects could result in a material adverse affect on our business. Annual FUSRAP funding has remained generally constant ranging from $130 million to $140 million each fiscal year over the last several years. On February 14, 2010 President Obama released the proposed fiscal 2012 budget reflecting a reduction in FUSRAP funding to $109 million. While we believe that the USACE will contract for our services for the estimated duration of the FUSRAP through 2021 and potentially beyond, this cannot be assured.

If we are unable to successfully complete the integration of the Stablex operations, or any other future acquisitions, into our business and achieve anticipated synergies in the expected time frame, our future results could be adversely affected.

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

We acquired Stablex on October 31, 2010.  As part of the acquisition we recorded at fair value $21 million of goodwill and $41 million of intangibles associated with Stablex. Our integration of Stablex’s operations into our operations has required and will continue to require implementation of appropriate operations, management and financial reporting systems and controls.  The integration of Stablex has required and will continue to require the focused attention of our management teams, including a significant commitment of time and resources. The success of the acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the respective businesses and operations of US Ecology and Stablex through greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the business and operations of US Ecology and Stablex must continue to be successfully combined.

If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.  It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business, failure to implement the business plan for the combined businesses, unanticipated issues in integrating services offerings, logistics information, communications and other systems or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with customers and employees to achieve the anticipated benefits of the acquisition.   It is possible that failure to realize the anticipated benefits and operational performance of Stablex could lead to an impairment of goodwill or other intangible assets and such impairment may be material to our financial condition or results of operations.

Our acquisition of Stablex Canada may expose us to unknown liabilities

Because we acquired all of Stablex outstanding common shares, our investment in Stablex is subject to all of Stablex liabilities. If there are unknown obligations, including contingent liabilities, our business could be adversely affected.  We may learn additional information about Stablex’s business that adversely affects us, such as unknown liabilities or issues relating to internal controls over financial reporting or that could affect our ability to comply with the Sarbanes-Oxley Act or other applicable laws.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, electric utilities, real estate developers, waste broker-aggregators serving small manufacturers and other industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by deterioration in the general economy and may curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other discretionary work.  Spending by government agencies may also be reduced due to declining tax revenues that may result from a general deterioration in economic conditions or other federal or state fiscal policy.  Factors that can impact general economic conditions and the level of spending by our customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

Our operations are significantly affected by the commencement and completion of large and small clean-up projects; potential seasonal fluctuations due to weather; budgetary decisions and cash flow limitations influencing the timing of customer spending for remedial activities; the timing of regulatory agency decisions and judicial proceedings; changes in government regulations and enforcement policies and other factors that may delay or cause the cancellation of clean-up projects. We do not control such factors, which can cause our revenue and income to vary significantly from quarter-to-quarter and year-to-year.

If we fail to comply with applicable laws and regulations our business could be adversely affected.

The changing regulatory framework governing our business creates significant risks. We could be held liable if our operations cause contamination of air, groundwater or soil or expose our employees or the public to contamination. Under current law, we may be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we may be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination at facilities operated by others, or if a predecessor made such arrangements and we are a successor. Liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

Stringent regulations of federal, state or provincial governments have a substantial impact on our business. Local government controls also apply. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Failure to obtain on a timely basis or comply with applicable federal, state, provincial and local governmental regulations, licenses, permits or approvals for our waste treatment and disposal facilities could prevent or restrict our ability to provide certain services, resulting in a potentially significant loss of revenue and earnings. Changes in environmental regulations may require us to make significant capital or other expenditures, or limit operations. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require us to modify existing operating licenses or permits, or obtain additional approvals or limit operations. New governmental requirements that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit operations.

Our revenues are primarily generated as a result of requirements imposed on our customers under federal state, and provincial laws and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of PCB, hazardous or radioactive waste were relaxed or less vigorously enforced, demand for our services could materially decrease and our revenues and earnings could be significantly reduced.

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

Construction of new disposal capacity at our operating disposal facilities beyond currently permitted capacity requires state and provincial regulatory agency approvals.  Administrative processes for such approval reviews vary.  The State of Texas, which regulates our Robstown facility, provides for an adjudicatory hearing process administered by a hearing officer appointed by the State. While we have historically been successful in obtaining timely approvals for proposed disposal facility expansions including those involving adjudicatory processes, there can be no assurance that we will be successful in obtaining future expansion approvals in a timely manner or at all.  If we are not successful in receiving these approvals, our disposal capacity could eventually be exhausted, preventing us from accepting additional waste at an affected facility.  This would have a material adverse effect on our business.

If we are unable to renew our operating permits or lease agreements with regulatory bodies, our business would be adversely affected.

Our facilities operate using permits and licenses issued by various regulatory bodies at various state, provincial and federal government levels.  In addition, three of our facilities operating on land leased from government agencies.  Failure to renew our permits and licenses necessary to operate our facilities or failure to renew, or maintain compliance with our site lease agreements would have a material adverse effect on our business. While we have historically been successful in obtaining timely permit applications approved, maintained compliance our lease agreements and obtained timely lease renewals, there can be no assurance that we will be successful in the future.

We may not be able to obtain timely or cost effective transportation services which could adversely affect our profitability.

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste to our facilities. Increases in fuel costs and unforeseen events such as labor disputes, public health pandemics, natural disasters and other acts of God, war or terror could prevent or delay shipments and reduce both volumes and revenue. Our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads, which decrease or eliminate our exposure to fuel cost increases. Transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates or pass through fuel cost increases in all cases. Such factors could also limit our ability to achieve revenue and earnings objectives.

If we are unable to obtain at a reasonable cost or under reasonable terms and conditions the necessary levels of insurance and financial assurances required for operations, our business and results of operations would be adversely affected.

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $136,000 and $212,000 at December 31, 2010 and 2009, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant’s environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $50,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2010, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities were renewed in December 2010 and expire in December 2013 for our U.S. operating facilities.  We continue to use self-funded trust accounts for our post-closure obligations at our U.S. non-operating sites. We use commercial surety bonds for our Canadian operation that were renewed in November 2010 and expire November 2011.  We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post-closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2010, we have $4.1 million in funded trust agreements for post closure obligations at our non-operating properties.  We have provided our insurance provider a $4.0 million letter of credit through our primary bank as collateral for our financial assurance insurance policies that have a limit of $44 million for closure and post-closure obligations at our U.S. operating facilities. We have $864,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.  Such increases could have a material adverse effect on our financial condition and results of operations.

Risks associated with our international operations.

On October 31, 2010, we acquired Stablex.  Stablex is based in Quebec, Canada and uses the Canadian dollar as its functional currency.  Prior to this acquisition, we had very limited exposure to international risks. International operations are subject to risks that may materially adversely affect financial condition and results of operations. The risks that our international operations are subject to include, among other things:

•	difficulties and costs relating to staffing and managing foreign operations;
•	foreign labor union relations;
•	fluctuations in the value of the Canadian dollar;
•	repatriation of cash from Stablex to the United States;
•	regulatory requirements;
•	imposition of additional taxes on our foreign income; and
•	unexpected regulatory, economic and political changes.

Our financial results could be adversely affected by foreign exchange fluctuations.

We operate in both the United States and Canada, but report revenues, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the Canadian dollar are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are subject to the risk of translation losses for reporting purposes. If we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are also subject to the risk of transaction losses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse affect on our financial condition and results of operations.

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

The hazardous and radioactive waste industries in which we operate are subject to litigation risk.

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

Our business requires the handling of dangerous substances. Improper handling of such substances could result in an adverse impact on our financial condition and results of operations.

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident could impair one or more facilities from performing normal operations. This could have a material adverse impact on our financial condition and results of operations. Improper handling of these substances could also violate laws and regulations resulting in fines and/or suspension of operations.

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

Our levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations under our Credit Agreements.

As of December 31, 2010, we had $63 million of borrowings and $4.1 million issued in letters of credit on our $95 million revolving line of credit agreement (the “Credit Agreement”) with Wells Fargo National Association (“Wells Fargo”). This level of outstanding debt and letters of credit may:

•	adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or continue paying dividends to our stockholders;

•
require us to dedicate a substantial portion of our cash flow to the payment of interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends or other general corporate purposes;

•	subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates;

•
limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than competitors with less debt.

If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we may be required to refinance all or a portion of our existing debt and letter of credit facilities, or to obtain new or additional such facilities. However, we may not be able to obtain any such new or additional facilities on favorable terms or at all.

Servicing our debt, including any revolving loans and capital leases, and paying our letter of credit fee obligations, will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal or interest with respect to borrowings under our Credit Agreement and to pay fee obligations with respect to our letters of credit will depend on our ability to generate cash from our future financial results. Our ability to generate cash depends on, among other factors, the demand for our services, which is subject to general and industry-specific market conditions, changes in government environmental regulation, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. Our operations may not generate sufficient cash flow in an amount necessary to enable us to pay our debt and the fee obligations arising from our letters of credit, or to fund our other liquidity needs.

We may not be able or willing to pay future dividends.

Our ability to pay dividends is subject to our future financial condition and certain conditions such as continued compliance with bank covenants contained in our Credit Agreement. Our Board of Directors must also approve any dividends at their sole discretion. Pursuant to our Credit Agreement, we may only declare and pay quarterly or annual dividends if on the date of declaration no event of default has occurred, no other event or condition that upon notice or continuation would constitute a default, and payment of the dividend will not result in a default. Unforeseen events or situations could cause non-compliance with these bank covenants, or cause the Board of Directors to discontinue or reduce the amount of any future dividend payment.

We may not be able to effectively adopt or adapt to new technologies.

We expect to continue implementing new technologies at our facilities in order to meet customer service demands and facilitate growth in our business.  If we are unable to identify and implement new technologies in response to market conditions and customer requirements in a timely, cost effective manner, our financial condition and results of operations could be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table describes our non-disposal related properties and facilities at December 31, 2010 owned or leased by us.

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

The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2010.

Location	Own/Lease	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimate Life (in years)

Beatty, Nevada	Lease	80	1,335,147	-	8

Grand View, Idaho	Own	1,411	1,714,450	28,100,000	107

Robstown, Texas	Own	440	2,350,435	-	19

Richland, Washington (1)	Sublease	100	659,336	-	45

Blainville, Quebec, Canada (2)	Owned/Sublease	350	7,926,037	-	33
_______________________
(1)
The Richland, Washington facility is on land subleased from the State of Washington. Our sublease has 5 years remaining on the base term with four 10-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility’s intended operating life is equal to the period of the sublease.

(2)
The treatment processing facility at our Blainville, Quebec facility in Canada is on owned land. The disposal site which is adjacent to the owned treatment processing facility is leased from the Province of Quebec with a term through 2018 and one 5-year renewal option.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with alleged violations of existing permits, alleged damages from exposure to hazardous substances purportedly released from our operated sites, provision of services to customers, disputes with employees, contractors or vendors and other litigation. We maintain insurance coverage for property and damage claims which may be asserted against us. Periodically, management reviews and may establish or adjust reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2010, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Reserved

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of February 28, 2011 there were approximately 11,340 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2010		2009
	High	Low	High	Low

First Quarter	$17.67	$13.99	$21.21	$13.56
Second Quarter	$16.55	$13.49	$20.42	$13.59
Third Quarter	$16.11	$12.98	$19.73	$15.87
Fourth Quarter	$17.60	$15.40	$19.90	$15.97

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and a waste industry peer group of publicly traded companies for fiscal year 2010.  The companies which make up the selected industry peer group are Clean Harbors, Inc; Perma-Fix Environmental Services, Inc; and Waste Management Inc. The graph assumes that the value of the investment in US Ecology common stock and each index was $100 at December 31, 2005 and assumes the reinvestment of dividends. The chart below the graph sets forth the data points in dollars as of December 31 of each year.

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2010		2009
	Per share	Dollars	Per share	Dollars

First Quarter	$0.18	$3,270	$0.18	$3,267
Second Quarter	0.18	3,273	0.18	3,267
Third Quarter	0.18	3,273	0.18	3,267
Fourth Quarter	0.18	3,274	0.18	3,267
Total	$0.72	$13,090	$0.72	$13,068

On October 29, 2010, we entered into the Credit Agreement with Wells Fargo which provides for an aggregate commitment from Wells Fargo of $95 million.  The Credit Agreement replaced our $20 million revolving credit agreement with Wells Fargo dated June 30, 2008 as amended on June 15, 2010. The Credit Agreement provides for a $20 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of June 15, 2013 and a $75 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”) with a maturity date of November 1, 2015. Pursuant to our Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend.  No events of default under the Credit Agreement have occurred to date.

Item 6. Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except for per share data	2010	2009	2008	2007	2006

Revenue	$104,836	$132,519	$175,827	$165,520	$116,838
Insurance proceeds (1)	-	661	-	-	704
Operating income	20,377	23,102	34,521	30,867	24,458
Foreign currency gain (loss)	1,819	(37)	3	-	-
Income tax expense	9,602	9,513	13,735	12,322	9,979
Net income	12,584	13,970	21,498	19,396	15,889

Earnings per share - basic	$0.69	$0.77	$1.18	$1.06	$0.88
Earnings per share - diluted:	$0.69	$0.77	$1.18	$1.06	$0.87

Shares used in earnings per share calculation:
Basic	18,170	18,146	18,236	18,217	18,071
Diluted	18,189	18,173	18,290	18,257	18,202

Dividends paid per share	$0.72	$0.72	$0.66	$0.60	$0.60

Total assets	$217,349	$123,662	$127,445	$117,076	$104,041
Working capital (2)	18,693	38,830	36,892	29,846	24,459
Long-term debt	63,003	10	21	27	24
Stockholders' equity	94,712	93,498	91,942	83,098	73,355
Return on invested capital (3)	12.7%	14.3%	18.7%	17.2%	18.7%
__________________________________
(1) Relates to insurance recoveries from an employee dishonesty claim in 2009 and a treatment building fire in 2004 for the 2006 recovery.
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

On October 31, 2010, we completed the acquisition of the stock of Stablex for $77.5 million. Stablex operates a hazardous waste processing center and landfill in Blainville, Quebec, Canada.  For our two months of ownership in 2010 Stablex contributed approximately $5.7 million, or 5%, of our total revenue.  Throughout “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have excluded Stablex results when calculating Base and Event Business and changes in disposal revenue between our customer categories.  Due to the relatively insignificant contribution provided by Stablex in 2010, we believe that excluding Stablex revenue for purposes of comparison provides more meaningful information on the Company’s core business.

We generate revenue from fees charged to treat and dispose of waste at our five fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; Robstown, Texas and Blainville, Quebec, Canada. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the years ended December 31, 2010 and 2009.

Customer Category	Description	% of 2010 Treatment and Disposal Revenue(1) (2)	% of 2009 Treatment and Disposal Revenue(1)
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	41%	36%
Government	Federal and State government clean-up project waste, comprised of both Base business and Event clean-up business.	21%	16%
Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	12%	12%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base business and Event clean-up business.	11%	10%
Private Clean-up	Private sector clean-up project waste, typically Event business.	8%	19%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base business.	7%	7%

(1) Excludes all transportation service revenue
(2) Excludes 2010 revenue for Stablex Canada Inc. which was acquired on October 31, 2010

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2010, approximately 42% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  As a result of this variability, we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.  Management believes that the significant adverse general economic conditions that emerged in late-2008 and continued thereafter exacerbate the uncertainty inherent to projecting future results.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully.  Our Company-owned railcar fleet, which supplements railcars obtained under operating leases, has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses.

The increased waste volumes resulting from projects won through this bundling strategy drive operating leverage and increased profitability.  While waste treatment and other variable costs are project-specific, the earnings contribution from the individual projects generally increases as overall disposal volumes increase.  Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin.  We plan to continue aggressively bidding bundled transportation and disposal services based on this strategy.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies.  Such transportation services may be bundled with for-profit logistics and field services support work.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Adverse economic trends arising in the second half of 2008 and continuing thereafter resulted in a decrease in near-term demand for our services from industrial production and manufacturing activities and waste-generating businesses that support them. These conditions also impacted spending on real estate “brownfield” redevelopment projects and other discretionary industry clean-up projects.  Demand for our services may benefit from greater emphasis on enforcement by the current federal administration as well as increased federal funding for environmental remediation.

Overall Performance

On a consolidated basis, our financial performance for the year ended December 31, 2010 (“2010”), declined as compared to the years ended December 31, 2009 (“2009”), and December 31, 2008 (“2008”). A significant portion of our disposal revenue is derived from government Event clean-up projects, which are primarily driven by federal, state and (to a lesser extent) local government appropriations. Government Event projects include federal and state Superfund projects which, like other remediation work, depend on project-specific funding.

We have a contract with the USACE to provide disposal services for the USACE FUSRAP clean-up program. During 2010 we entered into a new contract with the USACE on similar terms as the old contract. The new contract expires in 2013 with an option period for the USACE to extend until 2015. The USACE expects the federal clean-up program, which funds the contract, to continue through approximately 2021. From time to time the USEPA and other federal agencies use our USACE contract to dispose of Superfund and other federal clean-up waste. Annual FUSRAP funding has remained generally constant ranging from $130 million to $140 million each fiscal year but is at risk for future funding cuts. On February 14, 2010 President Obama released the proposed fiscal 2012 budget that shows an overall reduction in the FUSRAP program to $109 million.  In 2010, USACE revenue was approximately 17% of our total revenue or $17.6 million as compared to 8% or $11.2 million and 6% or $11.4 million of our total revenue in 2009 and 2008, respectively. During 2009, we provided transportation services to the USACE on various projects. Treatment and disposal revenue from the USACE increased 29% in 2010 as compared with 2009.

We believe that private sector remediation projects are driven by economic conditions, regulatory agency enforcement actions and settlements including regulatory enforcement actions, judicial proceedings, availability of private funds, post-remediation real estate redevelopment plans and other factors.  During economic downturns, management believes that privately-funded remediation projects that are not driven by enforcement actions are more likely to be delayed than when the economy is growing. The economic condition of a specific industry category (e.g. refinery or steel mill production) is also relevant, however, as is the financial condition of specific customers.  We serve multiple private clean-up efforts on an ongoing basis. The revenue and gross margin for individual projects vary considerably depending on the amount of waste shipped to our disposal sites, the rate at which the waste is shipped and unit pricing.

In 2005, we entered into a large project contract with Honeywell to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue (“COPR”). Treatment of metals-bearing waste is generally a commoditized service and we believe we earned this business through a combination of our high volume waste throughput capability, the superior environmental conditions present at our site in the Owyhee Desert of southwestern Idaho and competitive pricing for bundled transportation and disposal services. Initial Honeywell shipments were received at our Grand View, Idaho facility in July 2005 and the project was completed in October 2009. Honeywell revenue was 3%, 38% and 43% of our total revenue in 2010, 2009 and 2008, respectively. While revenue from this project represented a significant portion of the Company’s total revenue, approximately 75% of the revenue from this contract is for transportation services provided at or near our cost. In addition, the treatment of COPR is one of our lower margin treatment services. In 2009, waste received from Honeywell was more profitable due to an approximate 30% reduction in reagent additive costs required to treat the waste prior to disposal, a reduction in personnel as we prepared for the end of the project and, to a lesser degree, logistics and processing efficiencies realized over the duration of the project.  At the same time, economic conditions in 2009 significantly impacted our non-Honeywell business resulting in the Honeywell portion of our business becoming a more significant portion of our total overall business. As a result, operating income generated from the Honeywell Jersey City project grew to an estimated 30% of our total operating income in 2009, more than in any other year. In 2010, we were successful in winning a smaller vicinity cleanup project that began shipping in the fourth quarter of 2010 and will be completed in the first half of 2011. Honeywell has other project sites in the general vicinity of Jersey City that we believe we will be able to effectively compete for.

During 2010, Base Business revenue increased 4% compared to 2009 levels. Base Business revenue was approximately 58% of total 2010 treatment and disposal revenue, up from 56% in 2009. The hazardous waste business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

2008 to 2010 year-to-year comparisons are affected by multiple significant events including, but not limited to:

2010 Events

Acquisition of Stablex: On October 31, 2010, we completed the acquisition of Stablex for $77.5 million.  The purchase was completed using $19.7 million of cash and $57.8 million of debt. The acquisition resulted in the following impacts on the comparability of 2010 with previous years:

•	Stablex operations added $5.7 million of total revenue for our two months of our ownership in 2010.

•
We incurred $2.6 million of business development activities primarily for due diligence and business integration. Of the $2.6 million in business development costs, only $548,000 were deductible for income tax purposes contributing to an overall 43.3% effective tax rate for 2010.  We estimate that these costs reduced earnings per share by approximately $0.13 per diluted share.

•
We established intercompany loans totaling $49.4 million between Stablex and US Ecology as part of our tax and treasury management strategy. These intercompany loans are payable using Canadian dollars (“CAD”) and are subject to mark-to-market adjustments with movements in the CAD relative to the U.S. dollar (“USD”).  During November and December 2010 the CAD strengthened relative to the USD resulting in a $1.2 million foreign currency translation gain in the Company’s Consolidated Statement of Operations related to the intercompany loans.

•
We entered into a forward contract to purchase $80 million CAD to complete the purchase of Stablex.  Favorable currency movements in the CAD relative to the USD between the date of the forward contract and the date of the ultimate purchase of Stablex resulted in foreign currency gains of approximately $728,000 that are recognized in the Company’s Consolidated Statement of Operations.

•
We recorded $41 million of intangibles and $21 million of goodwill on the Consolidated Balance Sheet as a result of the acquisition. Intangibles will be amortized over their estimated useful life ranging from 5 to 33 years.  Goodwill will be tested for impairment at least annually.

Closure Post Closure Trust Fund Reimbursement: During the fourth quarter of 2010 the Company received a $1.3 million refund from the State of Nevada closure and post-closure trust fund maintained by the State of Nevada and funded by the Company to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs to complete closure and post-closure obligations revert back to the Company.  During the fourth quarter of 2010 the Company and the State of Nevada completed an engineering cost study resulting in a $1.3 million refund that was received by the Company and is included in Revenue in the Consolidated Statement of Operations.

USEPA Regulatory Fine: In March 2010, the Company received a proposed settlement offer from the USEPA relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. In response to the USEPA’s proposal, the Company and the USEPA agreed to settle the matter for $497,000 which was recorded as a charge to Selling, general and administrative expenses in the Consolidated Statement of Operations.

Operating and Non-operating facility closure expenses:  In 2010, we recognized net charges of $149,000 related to changes in cost estimates to close our operating and non-operating sites and perform post-closure monitoring. The charge is included in Other direct operating costs in the Consolidated Statement of Operations.

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

Thermal asset impairment charge:  In 2009, we recorded an asset impairment charge of $244,000 related to discontinuation of thermal treatment services at our Beatty, Nevada facility.

2008 Events

Operating and Non-operating facility closure expenses:  In 2008, we recognized a favorable adjustment of $857,000 based on written confirmation from the State of Nevada that cash contributed by the Company and held in a dedicated State account maintained to satisfy closure and post-closure obligations at our Beatty, Nevada facility could be used to fund interim closure work carried out by the Company.  We also recognized favorable adjustments of approximately $230,000 related to changes in cost estimates to close our operating and non-operating sites and perform post-closure monitoring.  Partially offsetting these favorable adjustments was a charge of $164,000 primarily related to higher than estimated costs incurred in 2008 to grout and close the remaining deep well at our non-operating Winona, Texas facility. Each of the 2008 adjustments noted were included in Other direct operating costs in the Consolidated Statement of Operations.

Results of Operations

The table below summarizes our operating results and percentage of revenues for the years ended December 31, 2010, 2009 and 2008.

$s in thousands	2010	%	2009	%	2008	%

Revenue	$104,836	100.0%	$132,519	100.0%	$175,827	100.0%
Other direct operating costs	45,391	43.3%	43,535	32.9%	44,322	25.2%
Transportation costs	20,434	19.5%	52,708	39.8%	82,064	46.7%
Gross profit	39,011	37.2%	36,276	27.3%	49,441	28.1%
Selling, general and administrative expenses	18,634	17.8%	13,835	10.4%	14,920	8.5%
Insurance proceeds	-		(661)	-0.5%	-
Operating income	20,377	19.4%	23,102	17.4%	34,521	19.6%
Other income (expense)
Interest income	51		116	0.1%	413	0.2%
Interest expense	(320)	-0.2%	(2)		(7)
Foreign currency gain (loss)	1,819	1.8%	(37)		3
Other	259	0.2%	304	0.2%	303	0.2%
Total other income	1,809	1.8%	381	0.3%	712	0.4%

Income before income tax	22,186	21.2%	23,483	17.7%	35,233	20.0%
Income tax expense	9,602	9.2%	9,513	7.2%	13,735	7.8%
Net income	$12,584	12.0%	$13,970	10.5%	$21,498	12.2%

Segments

We operate within two segments, Operating Disposal Facilities and Non-operating Disposal Facilities, which are combined with our discontinued Processing operations and with Corporate to arrive at consolidated income. Only the Operating Disposal Facilities segment reports significant revenue and profits. Non-operating Disposal Facilities generate virtually no revenue and no profit. Corporate generates no revenue and provides administrative, management and support services to the other segments. Income taxes are assigned to Corporate. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Detailed financial information for our reportable segments can be found in Note 18 of the consolidated financial statements under Item 8 - Financial Statements and Supplementary Data to this Form 10-K.

2010 Compared to 2009

Revenue. Revenue decreased 21% to $104.8 million in 2010, down from $132.5 million in 2009.  This decrease reflects a 64% decline in transportation and logistics revenue primarily due to the Honeywell contract that was completed in October 2009.  Treatment and disposal revenue in 2010 increased 8% over 2009.  Stablex contributed $5.7 million of total revenue for the two months following the acquisition in 2010. Our treatment and disposal revenue excluding Stablex, in 2010 was consistent with 2009.  During 2010 the Company received a $1.3 million refund from the State of Nevada closure and post-closure trust fund maintained by the State and funded by the Company to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs to complete closure and post-closure obligations reverts back to the Company.  During the fourth quarter of 2010 the Company and the State of Nevada completed engineering cost studies confirming that the trust fund had an excess balance of $1.3 million which was refunded to and received by the Company.

During 2010, we disposed of 723,000 tons of hazardous and radioactive waste, down 7% from 774,000 tons disposed in 2009. Our average selling price for treatment and disposal services (excluding transportation) in 2010 was 26% higher than our average selling price in 2009.  This increase reflects normal service mix and the replacement of the lower commodity-priced Honeywell waste stream with higher priced services.

During 2010, treatment and disposal revenue (excluding transportation services and Stablex) from recurring Base Business was 4% higher than 2009 and represented 58% of non-transportation revenue in 2010. This compared to 56% of non-transportation revenue in 2009. This increase primarily reflects Base Business improvement in our broker, government and other industry business categories partially offset by a decline in our refinery business.

Event Business treatment and disposal revenue (excluding transportation services and Stablex) in 2010 decreased 5% compared to 2009 and comprised 42% of non-transportation revenue compared to 44% of non-transportation revenue in 2009. The decline in Event Business in 2010 reflects completion of the Honeywell project in October 2009.  In 2009, revenue from Honeywell represented 38% of total revenue. When Honeywell is excluded from 2009 results, our Event business increased 53% in 2010 compared to 2009.

The following table summarizes revenue growth (both Base and Event Business – excluding Stablex) by industry customer type for 2010 as compared to 2009.

Treatment and Disposal Revenue Growth 2010 vs. 2009

Government	32%
Broker	13%
Other industry	7%
Rate regulated	1%
Refinery	-2%
Private	-57%

Treatment and disposal revenue from our government customers increased 32% in 2010 compared to 2009. This improvement reflects increased shipments from the USACE and a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility owned by another company. Total revenue (including transportation services) under the USACE contract increased to $17.6 million or 16.8% of total revenue in 2010. This is up from $11.2 million in 2009, or 8% of total revenue. Treatment and disposal revenue from the USACE increased 29% in 2010 as compared with 2009. Project-specific timing at the multiple USACE clean-up sites we serve drove this increase. Each USACE site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to one or more disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during 2010. We believe the timing and disbursement of funds for discrete work phases in 2009 were negatively impacted by competing administrative demands and reporting requirements associated with USACE implementation of the American Recovery and Reinvestment Act of 2009 (“ARRA”) which were alleviated in 2010. The growth in 2010 was also partially attributable to increased transportation services being offered.

Broker business increased 13% in 2010 compared to 2009. The increase in our Broker business was partially due to a broker-served military project in 2010. The increase was also partially attributable to an increase in waste shipments for our thermal recycling services at our Robstown, Texas facility and increased shipments from various other third-party brokers in 2010 compared to 2009.

Other industry revenue increased 7% in 2010 compared to 2009. This increase reflects higher shipments of waste from multiple industrial customers.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 1% in 2010 compared to 2009. Our Richland facility operates under a State-approved revenue requirement. This increase is primarily due to annual rate adjustments based on a specific inflation index.

Treatment and disposal revenue from our refinery customers decreased 2% in 2010 compared to 2009. This decrease is primarily due to pricing pressure experienced in late-2009 and 2010 on thermal recycling services partially offset by increased volumes.  In 2010, thermal recycling volumes increased approximately 18% and average selling prices decreased approximately 9%.

Treatment and disposal revenue from private clean-up customers for 2010 decreased 57% compared to 2009. This decrease primarily reflects completion of the Honeywell Study Area 7 project. The Honeywell Study Area 7 site and other much smaller Honeywell Study Area sites contributed 38% of total revenue (including transportation) in 2009, or $50.6 million.  This is compared with other Honeywell projects generating 3%, or $3.4 million of total revenue in 2010.

Gross Profit. In 2010, gross profit increased 8% to $39.0 million, up from $36.3 million in 2009. Gross margin was 37% in 2010 up from 27% in 2009.  Treatment and disposal gross margin was 47% in 2010, up from 45% in 2009.  The gross margin improvement reflects normal service mix and a positive benefit from the Nevada closure post-closure trust fund reimbursement. Partially offsetting the gross margin benefit was a $149,000 charge related to cost increases in our closure and post-closure obligations, pricing pressure on thermal recycling services and the addition of Stablex for the final two months of 2010 which operates at lower overall gross margins than the Company as a whole.

Selling, General and Administrative (“SG&A”). SG&A expenses for 2010 were $18.6 million, up from $13.8 million in 2009.  As a percentage of total revenue, SG&A increased to 17.8% in 2010 as compared to 10.4% in 2009. In total dollars, SG&A expense increased $4.8 million reflecting $2.6 million in business development costs, including transaction expenses associated with the acquisition of Stablex and other business development activities, $1.4 million of incentive compensation and $746,000 of SG&A related to Stablex.

Interest income and expense. Interest income is earned on cash balances and short-term investments and is a function of prevailing market rates and balances.  In 2010, we earned $51,000 of interest income, down from $116,000 in 2009. This decrease was due to a lower average rate of interest earned on investments in 2010 compared to 2009 and lower average balances of cash equivalents and short-term investments in 2010.  Interest expense is incurred on borrowings on our Credit Agreement.  Interest expense in 2010 was $320,000 compared to $2,000 in 2009. On October 29, 2010, we borrowed $57.8 million on our credit facility to partially finance the acquisition of Stablex. As of December 31, 2010, we had approximately $63 million of borrowings on our Credit Facility.  Interest rates charged on our Credit Facility are variable and are priced at LIBOR plus a margin.  Interest rates charged over the last two months of 2010 approximated on average 2.7%.  See Liquidity and Capital Resources for more information on our Credit Agreement.

Other income (expense). Other income (expense) includes business activities not included in ordinary and usual revenue and expenses.  In 2010 and 2009, we recognized $259,000 and $304,000, respectively, in other income primarily for royalty income from a previously sold municipal waste landfill in Texas.

Foreign Currency Gain (Loss). In 2010 we recognized $1.8 million in foreign currency gains compared to a foreign currency loss of $37,000 in 2009.  Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD.  As part of a tax and treasury management strategy we established intercompany loans of $49.4 million between our parent company US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statement of operations, based on the USD/CAD currency movements from period to period.  During November and December 2010, the CAD strengthened relative to the USD resulting in a $1.2 million foreign currency translation gain in the Company’s Consolidated Statement of Operations.  Additionally, in preparation for the purchase of Stablex, we entered into a forward contract to purchase $80 million CAD to fund the purchase.  Favorable currency movements in the CAD relative to the USD between the date we locked in the forward contract rate and the date of the acquisition of Stablex resulted in foreign currency gains of approximately $728,000 that are recognized in the Company’s Consolidated Statement of Operations.

Income tax expense. Our effective income tax rate for 2010 was 43.3% compared to 40.5% in 2009.  This increase in our effective tax rate is primarily due to business development costs incurred in connection with the Stablex acquisition which were not deductible for income tax purposes.

As of December 31, 2010, we had approximately $91.6 million in state net operating loss carry forwards (“NOLs”) for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business or where we do not expect to generate future taxable income, and we consider it unlikely that we will utilize these NOLs in the future.

As of December 31, 2010 and 2009, we had no material unrecognized tax benefits.  We recognize interest assessed by taxing authorities as a component of interest expense.  We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses.  Interest and penalties for both 2010 and 2009 were not material.

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

During 2009, treatment and disposal revenue (excluding transportation services) from recurring Base Business was 6% lower than 2008 and represented 56% of non-transportation revenue in 2009. This compared to 50% of non-transportation revenue in 2008. This decrease primarily reflects Base Business declines in our other industry and broker business categories partially offset by growth in our refinery business.

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

The following table summarizes revenue growth (both Base and Event Business) by industry customer type for 2009 as compared to 2008.

Treatment and Disposal Revenue Growth 2009 vs. 2008

Refinery	71%
Rate regulated	4%
Broker	0%
Other industry	-33%
Private	-34%
Government	-35%

Treatment and disposal revenue from our refinery customers increased 71% in 2009 compared to 2008. This increase is primarily due to initial introduction of thermal recycling services at our Robstown, Texas facility in the second half of 2008.

Rate-regulated business at our Richland, Washington low-level radioactive waste facility increased 4% in 2009 compared to 2008. Our Richland facility operates under a State-approved revenue requirement. This increase was primarily due to our annual rate adjustments based on specified inflation index.

Broker business was flat in 2009 compared to 2008. Our broker business saw an increase in waste shipments for our thermal recycling services at our Robstown, Texas facility in 2009. Excluding brokered thermal recycling services, our broker business declined 3% in 2009 as compared with 2008.

Other industry revenue decreased 33% in 2009 compared to 2008. This decrease reflects a PCB waste clean-up project for an electric utility customer shipped to our Grand View, Idaho facility that was completed in 2008 coupled with a decline in business with electric utility, manufacturing, steel mill and other industrial customers as a result of weaker year-over-year economic conditions and industrial production.

Treatment and disposal revenue from private clean-up customers for 2009 decreased 34% compared to 2008. This decline reflects decreased shipments on the Honeywell Study Area 7 and Molycorp, Pennsylvania projects in 2009 compared to 2008. The Honeywell Study Area 7 site and other much smaller Honeywell Study Area sites contributed 38% of total revenue (including transportation) in 2009, or $50.6 million compared to 43% of total revenue (including transportation), or $76.4 million, in 2008. The Molycorp project, completed in the second quarter of 2009, contributed 2% of total revenue (including transportation), or $2.1 million in 2009, as compared to 5% of total revenue (including transportation) or $9.6 million in 2008.

Government clean-up business revenue decreased 35% in 2009 compared to 2008. This decrease reflects state-funded clean-up projects shipped to our Robstown, Texas and Beatty, Nevada facilities, a US Army remediation project shipped to our Grand View, Idaho facility from an overseas military base and a military base cleanup project shipping to our Beatty, Nevada facility which were all completed in 2008 and not replaced by equivalent projects in 2009. Revenue from cleanup work under the USACE contract declined in total revenue, contributing 8% of total revenue or $11.2 million in 2009 compared to 6% of total revenue or $11.4 million in 2008. Treatment and disposal revenue from the USACE, however, declined 23% in 2009 as compared with 2008, partially offset by increased transportation services being offered. Project-specific timing at the multiple USACE clean-up sites we serve drove this variability. Each such site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to different disposal companies. These phases vary by type and amount of waste shipped and duration.  No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during 2009. We believe the timing and disbursement of funds for discrete work phases in 2009 were negatively impacted by competing administrative demands and reporting requirements associated with USACE implementation of the ARRA.

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

Selling, General and Administrative. SG&A expense as a percentage of total revenue increased to 10% in 2009 as compared to 8% in 2008. In total dollars, SG&A expenses decreased 7%, or $1.1 million, to $13.8 million in 2009, down from $14.9 million in 2008.  The decrease in SG&A expenses was due to lower incentive compensation due to lower operating income, lower sales commissions on reduced revenues and lower travel and administrative costs resulting from ongoing 2009 cost control initiatives.  These decreases were partially offset by a $244,000 asset impairment charge related to the discontinuation of thermal services at our Beatty, Nevada facility.

Insurance proceeds. During the fourth quarter of 2009, the Company received a $661,000 insurance settlement involving an employee dishonesty claim.

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

Other income (expense). Other income (expense) includes non-operating business activities and usual revenue and expenses.  In 2009, we recognized $304,000 in other income primarily for royalty income from a previously sold municipal waste landfill in Texas and a gain on the sale of unused property associated with our discontinued operation in Winona, Texas.  Other income in 2008 was $303,000, primarily from royalty income from the Texas municipal landfill.

Income tax expense. Our effective income tax rate for the year ended December 31, 2009 was 40.5% compared to 39.0% in 2008.  This increase reflects higher state income tax rates.  This increase also reflects lower pre-tax earnings in 2009 which increased the impact of non-tax-deductible expenses on our effective tax rate.

As of December 31, 2009, we had approximately $83.0 million in state NOLs for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business, or where we do not expect to generate future taxable income and consider it unlikely that we will utilize these NOLs in the future.

As of December 31, 2009 and 2008, we had no material unrecognized tax benefits.  We recognize interest assessed by taxing authorities as a component of interest expense.  We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses.  Interest and penalties for both 2009 and 2008 were not material.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations, and borrowings under the Credit Agreement. At December 31, 2010, we had $6.3 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest and principle payments and continue paying dividends pursuant to our dividend policy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving Credit Agreement provide additional potential sources of liquidity should they be required.

Operating Activities. In 2010, net cash provided by operating activities was $14.9 million. This reflects net income of $12.6 million, non-cash depreciation, amortization and accretion of $9.1 million, increases in our income taxes payable of $2.4 million, increases in our working capital liabilities such as accounts payable, accrued liabilities, accrued salaries and benefits totaling $2.3 million and non-cash stock based equity awards of $988,000. Partially offsetting these sources of cash were increases in accounts receivable of $11.3 million, unrealized non-cash foreign currency gains of $1.2 million, Impacts on net income are due to the factors discussed above for 2010 under Results of Operations. The increase in income taxes payable reflects improved fourth quarter pretax results in 2010. The increase in our working capital liability accounts also reflect the higher level of business activity in the fourth quarter of 2010 operating results along with an increase in incentive compensation as a result of achieving internal performance metrics. The increase in receivables is primarily attributable to increased business activity in November and December of 2010.  Days sales outstanding improved slightly to 65 days as of December 31, 2010, compared to 68 days at December 31, 2009. The non-cash foreign currency gain reflects a strengthening CAD relative to the USD on intercompany notes established as part of the Stablex acquisition.

In 2009, net cash provided by operating activities was $36.8 million. This reflects net income of $14.0 million, decreases in receivables of $14.4 million, utilization of a $2.8 million income tax receivable, changes in deferred income taxes of $1.8 million and depreciation, amortization and accretion of $9.0 million. Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.1 million, decreases in deferred revenue of $3.3 million and decreases in accrued salaries and benefits of $1.2 million. Impacts on net income are due to the factors discussed above for 2009 under Results of Operations. The decrease in receivables is primarily attributable to a decline in revenue in 2009 compared with 2008. Days sales outstanding was 68 days as of December 31, 2009, compared to 66 days at December 31, 2008. The decrease in income tax receivable reflects application of prior year over-payments to current year tax liabilities generated during 2009. The decrease in accounts payable and accrued liabilities and deferred revenue is primarily attributable to lower waste disposal volumes in 2009 compared to 2008. The decrease in accrued salaries and benefits reflects incentive compensation earned for 2008 performance and paid in the first quarter of 2009.

In 2008, cash provided by operating activities was $30.6 million. This was primarily attributable to net income of $21.5 million, depreciation, amortization and accretion of $10.6 million and changes in deferred income taxes. These amounts were partially offset by decreases in closure and post-closure obligations of $1.9 million, a decrease in accounts payable and accrued liabilities of $1.8 million, increases in income tax receivables of $1.8 million, and increases in accounts receivable (net of the increase in deferred revenue) of $1.1 million. The decrease in closure and post-closure obligations was due primarily to the removal of the closure obligation related to our Beatty, Nevada facility and payments made on our closure and post-closure obligations.  The decrease in accounts payable and accrued liabilities is primarily attributable to reimbursements related to our rate-regulated business in Richland, Washington.  The increase in tax receivables reflects accelerated tax deductions related to bonus depreciation, accelerated amortization of cell space and other tax planning strategies.  The increase in accounts receivable was primarily attributable to revenue growth.  Days sales outstanding increased to 66 days as of December 31, 2008 compared to 65 days as of December 31, 2007.

Investing Activities. In 2010, net cash used in investing activities was $89.5 million. Significant transactions affecting cash used in investing activities during 2010 include our purchase of Stablex for $77.4 million net of cash acquired, and capital expenditures of $14.2 million. Partially offsetting these uses of cash were net maturities of short-term investments of $1.4 million and $685,000 in cash received from our restricted cash trust funds.  Capital expenditures during 2010 reflected additional infrastructure investments including $6.0 million to construct a new treatment and storage facility in Robstown, Texas, $2.9 million of additional disposal capacity at our Robstown, Texas, and Beatty, Nevada facilities and $859,000 for the final stages of a new storage and processing facility at Stablex. Other capital projects included equipment and fixture purchases at all of our operating disposal facilities.

In 2009, net cash used in investing activities was $10.8 million. Significant transactions affecting cash used in investing activities during 2009 included capital expenditures of $9.4 million including $5.2 million to construct additional disposal capacity at our Grand View, Idaho and Robstown, Texas facilities.  Other capital projects included equipment and fixture purchases at all of our operating disposal facilities. Purchases of short-term investments of $1.4 million also contributed to net cash used in investing activities during 2009.

In 2008, net cash used in investing activities was $11.2 million. We invested $13.6 million on capital projects, including $7.3 million to construct additional disposal capacity at our Beatty, Nevada and Robstown, Texas facilities and $2.8 million at the Texas facility on expanded infrastructure supporting thermal desorption recycling equipment installed at that operation. Other capital projects included equipment and fixture purchases at all our operating waste facilities.  Partially offsetting cash outflows for capital expenditures were net maturities of short-term investments totaling $2.2 million.

Financing Activities. For 2010, net cash from financing activities was $49.6 million and included $63.0 million of borrowings on our credit facility incurred primarily to finance the Stablex acquisition. These cash inflows were partially offset by $13.1 million of dividend payments to our stockholders and $373,000 in deferred financing costs paid.

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

On October 29, 2010, we entered the Credit Agreement with Wells Fargo which provides for an aggregate commitment from Wells Fargo of $95 million. The Credit Agreement replaced our $20 million revolving credit agreement with Wells Fargo dated June 30, 2008 as amended on June 15, 2010. The Credit Agreement provides for a $20 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of June 15, 2013 and a $75 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”) with a maturity date of November 1, 2015.

Revolving Line of Credit.  The Revolving Line of Credit provides up to $20 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”). Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At December 31, 2010, the effective interest rate of the Revolving Line of Credit was 1.56%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2010 the availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance that expires in December 2011. There were no outstanding borrowings under the Revolving Line of Credit at December 31, 2010.

Reducing Revolving Line of Credit.  The Reducing Revolving Line of Credit provides an initial commitment amount of $75 million, the proceeds of which were used to acquire all of the shares of Stablex, and thereafter will be used to provide financing for working capital needs (the “Reducing Revolving Commitment Amount”).  The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011 continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2010, effective interest rate of the Reducing Revolving Line of Credit was 2.7%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2010 the availability under the Reducing Revolving Line of Credit was $12.0 million.

In addition to standard fees, there are origination fees and commitment fees based on the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. In addition, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At December 31, 2010 we were in compliance with all financial and non-financial covenants under the Credit Agreement. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

Common Stock Repurchases. On October 28, 2008, our Board of Directors authorized management to repurchase up to 600,000 shares, or approximately 3%, of our outstanding common stock. The program was extended periodically until it expired on December 31, 2009. During the repurchase period the Company repurchased 155,315 shares under the plan at an average price of $16.68 per share using cash on hand.

Subsequent Event

On January 3, 2011 the Company declared a dividend of $0.18 per common share to stockholders of record on January 14, 2011.  The dividend was paid out of cash on hand on January 21, 2011 in an aggregate amount of $3.3 million.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology’s contractual obligations at December 31, 2010 mature as follows:

	Payments Due by Period
		1 Year			More than
$s in thousands	Total	or less	2-3 Years	4-5 Years	5 Years

Closure and post-closure obligations (1)	$111,882	$836	$3,824	$1,147	$106,075
Operating lease commitments	1,465	479	739	197	50
Capital lease obligation	10	7	3	-	-
Reducing revolving credit facility (2)	63,000	-	15,800	47,200	-
Interest expense (3)	6,728	1,707	3,091	1,930	-

Total contractual obligations	$183,085	$3,029	$23,457	$50,474	$106,125
___________________________
(1)
For the purposes of the table above, our closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2)
Our Credit Agreement with Wells Fargo expires in October 2015. Under the terms of the Credit Agreement, the commitment amount reduces $2,780,000 per quarter on the last day of June, September and December commencing on June 30, 2011.  For the purposes of the table above, principal repayments begin when the commitment level is lower than the $63,000,000 outstanding at December 31, 2010 and reduce $2,780,000 per quarter thereafter.

(3)
Interest expense has been calculated using the effective interest rate of 2.7% in effect at December 31, 2010 in accordance with the Credit Agreement. This rate is assumed throughout the duration of the term of the Credit Agreement and reflects assumed principal reductions consistent with disclosures in footnote (2) above.

Guarantees

We enter into a wide range of indemnification arrangements, guarantees and assurances in the ordinary course of business and have evaluated agreements that contain guarantees and indemnification clauses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 460 Guarantees. These include tort indemnities, tax indemnities, indemnities against third-party claims arising out of arrangements to provide services to us and indemnities related to the sale of our securities.  We also indemnify individuals made party to any suit or proceeding if that individual was acting as an officer or director of US Ecology or was serving at the request of US Ecology or any of its subsidiaries during their tenure as a director or officer. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries to satisfy performance obligations, including closure and post-closure financial assurances. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, we are not currently aware of any material liabilities to the Company or any of its subsidiaries arising from these arrangements.

Environmental Matters

We maintain funded trusts agreements, surety bonds and insurance policies for future closure and post-closure obligations at both current and formerly operated disposal facilities. These funded trust agreements, surety bonds and insurance policies are based on management estimates of future closure and post-closure monitoring using engineering evaluations and interpretations of regulatory requirements which are periodically updated. Accounting for closure and post-closure costs includes final disposal unit capping, soil and groundwater monitoring and routine maintenance and surveillance required after a site is closed.

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $112 million at December 31, 2010, with a median payment year of 2057. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations and permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2010. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2010, our weighted-average credit-adjusted risk-free interest rate was 7.7%. For financial reporting purposes, our recorded closure and post-closure obligations were $16.8 million and $13.4 million for 2010 and 2009, respectively.

Through December 31, 2010, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities were renewed in December 2010 and expire in December 2013 for our U.S. operating facilities.  We continue to use self-funded trust accounts for our closure and post-closure obligations at our non-operating sites. We use commercial surety bonds for our Stablex operation that were renewed in November 2010 and expire in November 2011.

US Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our US Operating facilities located in Grand View, Idaho; Robstown, Texas and to a limited degree our Beatty, Nevada facility through the use of third-party insurance policies.  These policies were renewed in December 2010 and expire in December 2013. The insurance policies require that we provide collateral of $4 million (adjusted based on policy levels) through the policy term. As of December 31, 2010, we have satisfied this requirement through the issuance of a $4 million in letter of credit from our Credit Agreement.  Our total policy limits are approximately $44 million.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the hosting state.  Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post-closure obligations.

We continue to use self-funded trust accounts for our post-closure obligations at our non-operating sites located in Sheffield, Illinois and Winona, Texas.  At December 31, 2010 our trust accounts had $4.1 million for our closure and post-closure obligations and are identified as “Restricted Cash” on our consolidated balance sheet.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Quebec, Canada. Our lease agreement with the Province of Quebec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2010 we had $864,000 in commercial surety bonds dedicated for closure obligations.  These bonds were renewed in November 2010 and expire November 2011.  Post-closure funding obligations for the Stablex landfill revert back to the Province of Quebec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

We expect to renew insurance policies and commercial surety bonds in the future.  If we are unable to obtain adequate closure, post-closure or environmental liability insurance and/or commercial surety bonds in future years, any partial or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates included in our critical accounting policies discussed below and those accounting policies and use of estimates discussed in Notes 2 and 3 to our consolidated financial statements. We base our estimates on historical experience and on various assumptions and other factors we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We make adjustments to judgments and estimates based on current facts and circumstances on an ongoing basis. Historically, actual results have not deviated significantly from those determined using the estimates described below or in Notes 2 and 3 to the consolidated financial statements. However, actual amounts could differ materially from those estimated at the time the consolidated financial statements are prepared.

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

Transportation revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from cleanup sites to disposal facilities operated by other companies. We account for our bundled arrangements as multiple deliverable arrangements and determine the amount of revenue recognized for each deliverable (unit of accounting) using the relative fair value method. Transportation revenue is recognized when the transported waste is received at the disposal facility. Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill.

Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective local and/or state government entity and are not included in revenue. Revenue and associated costs from waste that has been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the WUTC, which approves our rates for disposal of LLRW. Annual revenue levels are established based on a six-year rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2010 began on January 1, 2008, and expires on January 1, 2014.

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

▪
The cell development asset is amortized as each available cubic yard, or metric ton in the case of Stablex, of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping filled disposal cells.

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

The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. Cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value under the provisions of ASC 410.  We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an inflation rate, estimated at December 31, 2010 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2010 approximated 7.7%. Final closure and post-closure monitoring obligations are currently estimated as being paid through the year 2105. During 2010, we updated several assumptions. This included the estimated cost of closing active disposal cells, site closure costs, post-closure activities and the estimated year of site closure. These changes resulted in a net increase to our closure post-closure obligation of $1.1 million, an increase of $957,000 in retirement assets and $149,000 recorded as a charge to other direct costs. In addition we added $1.4 million of closure obligation and $946,000 of retirement assets as part of the acquisition of Stablex.

Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both:  (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy.  A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $2.0 million.  A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $1.5 million.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities. We recognized $21.3 million of goodwill in connection with our acquisition of Stablex  No events or circumstances have occurred since the October 31, 2010, acquisition that indicate a possible impairment and therefore no impairment test was performed related to goodwill during 2010. Beginning in 2011, we will assess goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or operating losses at the reporting unit. We will assess impairment by comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test would be performed to measure the amount of impairment loss. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which the determination has been made.

We have $41.7 million of intangible assets, net of accumulated amortization as of December 31, 2010. Our intangible assets resulted from the purchase price allocation from the acquisition of Stablex on October 31, 2010. The intangible assets were recorded at their estimated fair value as of the acquisition date. No events or circumstances have occurred since the October 31, 2010, acquisition that would indicate that our intangible assets may be impaired, and therefore no impairment test was performed for 2010. In 2011, we will begin reviewing the carrying value of our intangible assets for impairment whenever events indicate that the carrying value of the intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the assets may not be recoverable occurred.

Share Based Payments

The Company’s Board of Directors granted stock options to purchase our common stock to certain employees and Directors under our previous 1992 Employee Stock Option Plan and our 2009 Stock Option Incentive Plan. The Company has also granted directors and certain employees restricted stock awards under the 2005 Director Stock Plan and the 2006 Employee Stock Plan. Additionally, outstanding options have been granted under a 1992 Director Plan option plan that was cancelled in 2005. The benefits provided under all of these plans are subject to the provisions of ASC Topic 718 Compensation – Stock Compensation (formerly revised SFAS No. 123 (“SFAS 123 R”), Share-Based Payments), which we adopted effective January 1, 2006.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 16 – Equity to the consolidated financial statements included in this Form 10-K for a summary of the assumptions utilized in 2010, 2009 and 2008.  Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with ASC Topic 740 Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. Deferred tax assets are required to be evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires management’s judgment and the use of estimates. As of December 31, 2010, we have deferred tax assets totaling approximately $5.9 million, a valuation allowance of $4.6 million and deferred tax liabilities totaling approximately $20.0 million.

We apply the provisions of ASC 740 related to income tax uncertainties (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109) to account for uncertain tax positions. As discussed in Note 2 and Note 14 to the accompanying consolidated financial statements, we have determined that we have no material uncertain tax positions. The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposures. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows.

Litigation

We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2010, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have minimal interest rate risk on investments or other assets due to our general preservation of capital approach to investments. At December 31, 2010, approximately $6.3 million was held in cash and cash equivalents.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2010, we had $63 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 2.7% and no amount borrowed on the Revolving Line of Credit bearing an interest rate of 1.6%.  If interest rates were to rise we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $63 million under our Credit Facility at December 31, 2010, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $630,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in Canada and the United States. In addition, contracts for services Stablex provides to US customers are generally denominated in USD. During 2010, Stablex transacted approximately 41% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans totaling $49.4 million between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD.  During November and December 2010 the CAD strengthened as compared to the USD resulting in a $1.2 million foreign currency translation gain being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of December 31, 2010 a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2010 would have generated approximately $500,000 of gains or loss for the year ended December 31, 2010.

We had total pre-tax foreign currency gains of $1.8 million for the year ended December 31, 2010.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Stablex was acquired October 31, 2010 and therefore only two months of operating results are reflected in the Company’s operating results for the year ended December 31, 2010. It is expected that a larger portion of our operating results will be subject to currency fluctuations in future periods.  Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
U.S. Ecology, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

As described in Management’s Annual Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Stablex Canada, Inc. (“Stablex”), which was acquired on October 31, 2010 and whose financial statements constitute approximately 47 % total assets and 5% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Stablex.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Ecology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte and Touche LLP

Boise, Idaho
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
U.S. Ecology, Inc.

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows  of U.S. Ecology, Inc. and subsidiaries (“the Company”) for the year ended  December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Ecology, Inc. and subsidiaries for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, OR
February 25, 2009

US ECOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
in thousands, except share and per share amounts

	As of December 31,
	2010	2009
Assets

Current Assets:
Cash and cash equivalents	$6,342	$31,347
Short-term investments	-	1,395
Receivables, net	33,553	16,302
Prepaid expenses and other current assets	2,635	1,752
Deferred income taxes	455	41
Total current assets	42,985	50,837

Property and equipment, net	105,822	67,485
Restricted cash	4,115	4,800
Intangible assets, net	41,740	-
Goodwill	21,790	-
Other assets	897	540
Total assets	$217,349	$123,662

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,033	$4,264
Deferred revenue	3,620	1,353
Accrued liabilities	8,188	4,150
Accrued salaries and benefits	4,051	1,735
Income taxes payable	2,615	201
Current portion of closure and post-closure obligations	778	293
Current portion of capital lease obligations	7	11
Total current liabilities	24,292	12,007

Long-term closure and post-closure obligations	15,995	13,070
Long-term capital lease obligations	3	10
Reducing revolving line of credit	63,000	-
Other long-term liabilities	201	-
Deferred income taxes	19,146	5,077
Total liabilities	122,637	30,164

Contingencies and commitments

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,311 and 18,306 shares issued, respectively	183	183
Additional paid-in capital	61,892	61,459
Retained earnings	33,940	34,446
Treasury stock, at cost, 119 and 155 shares, respectively	(1,979)	(2,590)
Accumulated other comprehensive income	676	-
Total stockholders’ equity	94,712	93,498
Total liabilities and stockholders’ equity	$217,349	$123,662

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
in thousands, except share and per share amounts

	For the Year Ended December 31,
	2010	2009	2008

Revenue	$104,836	$132,519	$175,827
Other direct operating costs	45,391	43,535	44,322
Transportation costs	20,434	52,708	82,064
Gross profit	39,011	36,276	49,441

Selling, general and administrative expenses	18,634	13,835	14,920
Insurance proceeds	-	(661)	-
Operating income	20,377	23,102	34,521

Other income (expense):
Interest income	51	116	413
Interest expense	(320)	(2)	(7)
Foreign currency gain (loss)	1,819	(37)	3
Other	259	304	303
Total other income	1,809	381	712

Income before income taxes	22,186	23,483	35,233
Income tax expense	9,602	9,513	13,735
Net income	$12,584	$13,970	$21,498

Earnings per share:
Basic	$0.69	$0.77	$1.18
Diluted	$0.69	$0.77	$1.18

Shares used in earnings per share calculation:
Basic	18,170	18,146	18,236
Diluted	18,189	18,173	18,290

Dividends paid per share	$0.72	$0.72	$0.66

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 in thousands

	For the Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$12,584	$13,970	$21,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	9,118	9,046	10,641
Unrealized foreign currency gain	(1,205)	-	-
Deferred income taxes	(286)	1,793	3,333
Stock-based compensation expense	988	655	820
Net loss on sale of property and equipment	171	296	34
Investment premium amortization	20
Accretion of interest income	(2)	-	(15)
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	(11,278)	14,435	(1,315)
Income tax receivable	-	2,834	(1,840)
Other assets	(618)	(11)	753
Accounts payable and accrued liabilities	1,702	(1,054)	(1,815)
Deferred revenue	339	(3,304)	166
Accrued salaries and benefits	1,141	(1,160)	282
Income tax payable	2,413	201	-
Closure and post-closure obligations	(158)	(928)	(1,934)
Other	-	14	-
Net cash provided by operating activities	14,929	36,787	30,608

Cash Flows From Investing Activities:
Business acquisition (net of cash acquired)	(77,427)	-	-
Purchases of property and equipment	(14,190)	(9,405)	(13,617)
Purchases of short-term investments	(4,998)	(1,409)	(992)
Maturities of short-term investments	6,375	-	3,216
Restricted cash	685	(84)	165
Proceeds from sale of property and equipment	58	64	14
Net cash used in investing activities	(89,497)	(10,834)	(11,214)

Cash Flows From Financing Activities:
Proceeds from reducing revolving line of credit	63,000	-	-
Proceeds from stock option exercises	46	-	1,095
Tax benefit of common stock options	10	-	73
Dividends paid	(13,090)	(13,068)	(12,054)
Common stock repurchases	-	(2)	(2,588)
Deferred financing costs paid	(373)	-	-
Payment of capital lease obligations	(11)	(10)	(10)
Other	-	1	-
Net cash provided by (used in) financing activities	49,582	(13,079)	(13,484)

Effect of foreign exchange rate changes on cash	(19)

(Decrease) increase in cash and cash equivalents	(25,005)	12,874	5,910

Cash and cash equivalents at beginning of year	31,347	18,473	12,563
Cash and cash equivalents at end of year	$6,342	$31,347	$18,473

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
$s in thousands

	Common Shares Issued	Par Value Common Stock	Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance 12-31-2007	18,246,040	$182	$58,816		-	$24,100	-	$83,098
Net income	-	-	-	$21,498	-	21,498	-	21,498
Comprehensive income				$21,498	-
Dividend paid	-	-	-		-	(12,054)	-	(12,054)
Stock option exercises	53,774	1	1,094		-	-	-	1,095
Tax benefit of equity based awards	-	-	73		-	-	-	73
Stock-based compensation	-	-	820		-	-	-	820
Issuance of restricted common stock	4,500	-	-		-	-	-	-
Repurchase of common stock: 155,175 shares	-	-	-		-	-	(2,588)	(2,588)
Balance 12-31-2008	18,304,314	183	60,803		-	33,544	(2,588)	91,942
Net income	-	-	-	$13,970	-	13,970	-	13,970
Comprehensive income				$13,970				-
Dividend paid	-	-	-		-	(13,068)	-	(13,068)
Stock-based compensation	-	-	655		-	-	-	655
Issuance of restricted common stock net of forfeitures	1,300	-	-		-	-	-	-
Repurchase of common stock: 140 shares	-	-	-		-	-	(2)	(2)
Other	-	-	1		-	-	-	1
Balance 12-31-2009	18,305,614	183	61,459		-	34,446	(2,590)	93,498
Net income	-	-	-	$12,584	-	12,584	-	12,584
Foreign currency translation	-	-		676	676	-	-	676
Comprehensive income	-	-		$13,260	-	-	-	-
Dividend paid	-	-	-		-	(13,090)	-	(13,090)
Tax benefit of equity based awards	-	-	10		-	-	-	10
Stock-based compensation	-	-	988		-	-	-	988
Stock option exercises	5,000	-	46		-	-	-	46
Issuance of restricted common stock from treasury shares	-	-	(611)		-	-	611	-
Balance 12-31-2010	18,310,614	$183	$61,892		$676	$33,940	$(1,979)	$94,712

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

Our principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas, Inc., a Delaware corporation; US Ecology Washington, Inc., a Delaware corporation; US Ecology Idaho, Inc., a Delaware corporation and Stablex Canada Inc., a Canadian corporation.

We operate within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and low-level radioactive waste (“LLRW”), naturally occurring and accelerator produced radioactive materials (“NORM/NARM”) and low-activity radioactive material (“LARM”). The Operating Disposal Facilities segment includes our Resource Conservation and Recovery Act of 1976 (“RCRA”) permitted waste treatment and disposal facilities in Beatty, Nevada; Grand View, Idaho; and Robstown, Texas, our Atomic Energy Act of 1954 as amended (“AEA”) permitted disposal facility in Richland, Washington and our Blainville, Quebec, Canada facility (“Stablex”).

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

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on deposit, money market accounts and short-term investments with remaining maturities of 90 days or less at the date of acquisition.

Short-Term Investments. Short-term investments consist of investments in government agency securities or investments in high-quality commercial paper. Investments are classified as available for sale and held at amortized cost, which approximates fair value. Our investment policy allows for maturities of up to two years and a wide range of investment rated debt.

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

Restricted Cash.  Restricted cash balances of $4.1 million and $4.8 million at December 31, 2010 and 2009, respectively, represent funds held in third party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities.  Restricted cash balances are maintained by third-party trustees and are invested in money market accounts.  The balances are adjusted to fair market value on a monthly basis.

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

Transportation revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from cleanup sites to disposal facilities operated by other companies. We account for our bundled arrangements as multiple deliverable arrangements and determine the amount of revenue recognized for each deliverable (unit of accounting) using the relative fair value method. Transportation revenue is recognized when the transported waste is received at the disposal facility. Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill.

Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective local and/or state government entity and are not included in revenue. Revenue and associated cost from waste that has been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission (“WUTC”), which approves our rates for disposal of low-level radioactive waste regulated under the federal Atomic Energy Act (“LLRW”). Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2010 began on January 1, 2008 and expires on January 1, 2014.

Unbilled Receivables. Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2010, were billed in the following month.

Deferred revenue. Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment. Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. During 2010, 2009 and 2008, maintenance and repair expenses charged to continuing operations were $1.8 million, $2.0 million and $2.1 million, respectively.

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

We have material financial commitments for closure and post-closure obligations for certain facilities we own or operate. We estimate future cost requirements for closure and post-closure monitoring based on RCRA and conforming state requirements and facility permits. RCRA requires that companies provide the responsible regulatory agency acceptable financial assurance for closure and post-closure monitoring of each facility for 30 years following closure. Estimates for final closure and post-closure costs are developed using input from our technical and accounting managers as well as independent engineers and are reviewed by management at least annually. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations, through the required post-closure care period. The present value of the estimated closure and post-closure costs are accreted using the interest method of allocation to other direct costs in our consolidated statement of operations so that 100% of the future cost has been incurred at the time of payment.

Business Combinations.  We account for business combinations under the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and identifiable intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is assigned to goodwill. The transaction costs associated with business combinations are expensed as they are incurred.

Goodwill.  Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is to be tested for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which the determination has been made. Goodwill was recognized in connection with our October 31, 2010 acquisition of Stablex (See Note 9). No events or circumstances have occurred since the acquisition that indicated a possible impairment and therefore no impairment test was performed related to goodwill during 2010.

Intangible assets.  Intangible assets are stated at the fair value assigned in a business combination net of amortization. We amortize our intangible assets using the straight-line method over their estimated economic lives ranging from 5 to 33 years.  We assess our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

Impairment of Long-lived assets. Long-lived assets consist primarily of property and equipment facility development costs and definite lived intangible assets. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit had indications of possible impairment, such as current operating losses, we would evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations over the remaining amortization period. If an impairment loss were to exist, the carrying amount of the related long-lived assets would be reduced to their estimated fair value based upon discounted cash flows from operations.

Deferred Financing Costs.  Deferred financing costs are amortized over the life of our credit agreement.  Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations.  As of December 31, 2010 we had deferred financing costs of $344,000, net of amortization in Prepaid expenses and other current assets and Other assets on the Consolidated balance sheet.  We had no deferred financing costs as of December 31, 2009.

Foreign Currency.  We have operations in Canada. The functional currency of our Canadian operations is the Canadian dollar (“CAD”). Assets and liabilities are translated to U.S. dollars (“USD”) at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of our Canadian subsidiary into USD are included in stockholders' equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations.  Recorded balances that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations.

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

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate. Our tax returns are subject to audit by the Internal Revenue Service (“IRS”), various states in the U.S., and by the Canadian Revenue Agency.

Insurance. Accrued costs for our self-insured health care coverage were $136,000 and $212,000 at December 31, 2010 and 2009, respectively.

We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Quebec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2010 we had $864,000 in commercial surety bonds dedicated for closure obligations.

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

Accumulated other comprehensive income.  The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2010	2009	2008
Cumulative adjustment of foreign currency statements	$676	$-	$-
Accumulated other comprehensive income	$676	$-	$-

NOTE 3.  USE OF ESTIMATES

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

•
Recovery of Long-Lived Assets – We evaluate the recovery of our long-lived assets periodically by analyzing our operating results and considering significant events or changes in the business environment.

•	Income Taxes – We assume the deductibility of certain costs in our income tax filings, estimate our state income tax rate and estimate the future recovery of deferred tax assets.

•	Legal and Environmental Accruals – We estimate the amount of potential exposure we may have with respect to litigation, and environmental claims and assessments.

•
Disposal Cell Development and Final Closure/Post-Closure Amortization – We expense amounts for disposal cell usage and closure and post-closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the closure and post-closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for closure and post-closure costs are developed using input from third-party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

•
Business Combinations - The Company records assets and liabilities of the acquired business, including goodwill, generally at their fair values; and acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.

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

NOTE 4.  DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

$s in thousands
	2010	2009	2008
Income taxes paid, net of receipts	$7,419	$4,686	$12,169
Interest paid	178	2	7
Non-cash investing and financing activities:
Closure/Post closure retirement asset	957	(1,338)	45
Capital expenditures in accounts payable	1,805	566	896
Acquisition of equipment with capital leases	-	-	6
Restricted stock issuances from treasury shares	611	-	-

The Company acquired Stablex on October 31, 2010 for $77.5 million

Fair value of assets acquired	$77,594
Liabilities assumed	(21,372)
Total identifiable net assets	56,222
Goodwill	21,272
Purchase price	$77,494

NOTE 5.  CONCENTRATIONS AND CREDIT RISK

Major Customers. The US Army Corps of Engineers accounted for 17%, 8% and 6% of total revenue for the years ending December 31, 2010, 2009 and 2008, respectively. Honeywell International, Inc., accounted for 3%, 38% and 43% of revenue for the years ending December 31, 2010, 2009 and 2008, respectively.  The decline in revenue from Honeywell in 2010 was due to the completion of a four-year contract to transport, treat, and dispose of approximately 1.3 million tons of chromite ore processing residue. The project was completed in October 2009.  No other customer accounted for more than 10% of revenue for the years ending December 31, 2010, 2009 and 2008.

The following customers accounted for more than 10% of total trade receivables as of December 31:

	Percent of Receivables
Customer	2010	2009

U.S. Army Corps of Engineers	12%	18%
General Electric, Inc.	10%	0%
Honeywell International, Inc.	10%	2%
WRS Infrastructure & Environmental	0%	11%

No other customer’s trade receivables represented more than 10% as of December 31, 2010 and 2009.

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

Labor Concentrations. As of December 31, 2010, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represented 10 employees at our Richland facility and the Communications, Energy and Paperworkers Union of Canada represented 107 employees at our Blainville, Quebec, Canada facility. Our 255 other employees do not belong to a union.

NOTE 6.  SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2009 were comprised of $1.4 million in fixed maturity commercial paper that matured in June 2010. There were no short-term investments outstanding at December 31, 2010.

NOTE 7.  RECEIVABLES

Receivables at December 31, 2010 and 2009, were as follows:

$s in thousands	2010	2009

Trade	$32,221	$16,016
Unbilled revenue	1,463	337
Other	207	70
	33,891	16,423
Allowance for doubtful accounts	(338)	(121)
	$33,553	$16,302

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2010	$121	$168	$(24)	$73	$338
Year ended December 31, 2009	$349	$(39)	$(189)	$-	$121
Year ended December 31, 2008	$134	$219	$(4)	$-	$349

NOTE 8.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 were as follows:

$s in thousands	2010	2009

Cell development costs	$58,944	$44,029
Land and improvements	13,016	9,773
Buildings and improvements	44,228	29,151
Railcars	17,375	17,375
Vehicles and other equipment	31,252	21,824
Construction in progress	10,556	7,822
	175,371	129,974
Accumulated depreciation and amortization	(69,549)	(62,489)
	$105,822	$67,485

Depreciation and amortization expense was $7.7 million, $7.9 million and $9.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 9.  BUSINESS COMBINATION

On October 31, 2010, the Company through a wholly-owned subsidiary acquired 100% of the outstanding shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada Inc. and Gulfstream TLC, Inc. (collectively “Stablex”).  Stablex is a provider of hazardous waste services that operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, Canada about 30 miles northwest of Montreal, Canada.  The purchase price consisted of $79.0 million CAD net of post closing adjustments.  The purchase price was funded through a combination of cash on hand and borrowings under a $75 million Reducing Revolving Line of Credit facility (as more fully described in Note 13).  The purchase price was subject to post-closing adjustments based on the amount of working capital at closing and the amount of capital expenditures made by Stablex prior to closing.  Total post closing adjustments resulted in $1.0 million CAD being refunded to US Ecology.  The net purchase price of $79.0 million CAD totaled $77.5 million USD after consideration of the post-closing adjustments and currency translation.

The following summarizes the consideration paid for Stablex and the fair value of assets acquired and liabilities assumed recognized at the acquisition date.

$s in thousands	2010

Current assets	$6,146
Property and equipment	30,470
Identifiable intangible assets	40,978
Current liabilities	(6,533)
Other liabilities	(14,839)
Total identifiable net assets	56,222
Goodwill	21,272
$77,494

Acquisition related costs of $2.6 million were included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2010.

Goodwill of $21.3 million arising from the acquisition is the result of several factors. Stablex has a talented assembled workforce that principally serves the eastern Canadian and northeastern U.S. industrial markets utilizing proprietary state-of-the-art technology to treat a wide range of hazardous waste. The acquisition of Stablex increases our geographic base providing a northeastern presence and an exceptional service platform to better serve key North American hazardous waste markets. In addition, Stablex provides us with an opportunity to win more U.S. Event work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. All of the goodwill recognized was assigned to our Operating Disposal Facilities segment.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations as if Stablex had been combined with us at the beginning of each of the periods presented. The pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment, and interest expense.   The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of our future consolidated results of operations.

$ in thousands, except per share data	(unaudited)
	2010	2009
Pro forma combined revenues	$133,779	$166,430
Pro forma combined net income	$13,547	$14,340
Earnings per share
Basic	$0.75	$0.79
Dilutive	$0.74	$0.79

The amounts of revenue and net loss from Stablex included in US Ecology’s consolidated statement of operations for the year ended December 31, 2010 were $5.7 million and $145,000 respectively.

NOTE 10.  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 2010, were the result of our acquisition of Stablex on October 31, 2010 (see Note 9). Prior to the acquisition of Stablex, the Company had no goodwill and intangible assets. The goodwill has been assigned to the Operating Disposal Facilities reporting segment.  The changes in goodwill for the year ended December 31, 2010, were as follows:

$s in thousands

2010
Balance, beginning of year	$-
Acquired from acquisition	21,272
Foreign currency translation	518
Balance, end of year	$21,790

Below is a summary of amortizable and other intangible assets:

$s in thousands

	December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Amortized intangible assets
Developed software	$352	$(11)	$341	6
Database	100	(2)	98	7
Customer relationships	4,102	(34)	4,068	20
Technology - Formulae and processes	9,149	(46)	9,103	33
Permits, licenses and lease	28,101	(142)	27,959	33
	41,804	$(235)	41,569	31.4
Unamortized intangible assets
Tradename	171		171
	$41,975		$41,740

Aggregate Amortization Expense
2010	$231

Below is the expected amortization for the carrying amount of finite-lived intangible assets at December 31, 2010:

$s in thousands
Estimated Amortization Expense
2011	$1,410
2012	1,410
2013	1,410
2014	1,410
2015	1,404
Thereafter	34,525
Total	$41,569

NOTE 11.  EMPLOYEE BENEFIT PLANS

We maintain the US Ecology, Inc., 401(k) Savings Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees in the United States. Participants may contribute a percentage of salary up to the IRS limitations. We contribute a matching contribution equal to 55% of participant contributions up to 6% of compensation. We contributed in 2010, 2009 and 2008 matching contributions to the Plan of $273,000, $311,000 and $311,000, respectively.

We also maintain the Stablex Canada Inc. Simplified Pension Plan (“the SPP”). This defined contribution plan covers substantially all of our employees at our Blainville, Quebec facility in Canada. Participants receive a company contribution equal to 5% of their annual salary.  For the two months of ownership in 2010, the Company contributed $56,000 to the SPP.

NOTE 12.  CLOSURE AND POST-CLOSURE OBLIGATIONS

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial owned land in Blainville, Quebec; or state-leased federal land at the Richland, Washington site. The States of Nevada and Washington and the Provence of Quebec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government -controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed by the governmental authorities.

We apply ASC 410 to account for our asset retirement obligations which requires a liability to be recognized as part of the fair value of future asset retirement obligations and an associated asset to be recognized as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure cost taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2010.  Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2010 approximated 7.7%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

Changes to reported closure and post-closure obligations for the years ended December 31, 2010 and 2009, were as follows:

$s in thousands	2010	2009

Beginning obligation	$13,363	$14,462
Accretion expense	1,137	1,167
Liabilities assumed in Stablex acquisition	1,439	-
Payments	(307)	(598)
Adjustments	1,106	(1,668)
Currency translation	35	-
Ending obligation	16,773	13,363
Less current portion	(778)	(293)
Long-term portion	$15,995	$13,070

The adjustment to the obligation is a change in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments in 2010 were: (1) assumption of liabilities assumed in connection with our acquisition of Stablex (see Note 9), (2) an $872,000 increase to the obligation for our Grand View, Idaho and Robstown, Texas operating facilities, primarily as a result of increases in our estimated costs for closure and post-closure activities related to our active disposal cells, (3) a $234,000 increase to the obligations associated with our non-operating facilities as a result of changes in our estimated costs for closure and post-closure activities.

The primary adjustments in 2009 were:  (1) a $1.9 million decrease to the obligation for our Grand View, Idaho and Robstown, Texas facilities, primarily as a result of decreases to our estimated costs to close active disposal cells, (2) a $231,000 increase to the obligations associated with our non-operating facilities as a result of changes in our estimated costs for closure and post-closure activities.   .

The reported closure and post-closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31, 2010 and 2009 as follows:

$s in thousands	2010	2009

Net closure and post-closure asset, beginning of year	$-	$2,228
Additions or adjustments to closure and post-closure asset	1,886	(1,338)
Amortization of closure post-closure asset	(107)	(890)
Currency translation	23	-
Net closure and post-closure asset, end of year	$1,802	$-

NOTE 13.  DEBT

On October 29, 2010, we entered a credit agreement (the “Credit Agreement”) with Wells Fargo National Association (“Wells Fargo”) which provides for an aggregate commitment from Wells Fargo of $95 million.  The Credit Agreement replaces our $20 million revolving credit agreement with Wells Fargo dated June 30, 2008 as amended on June 15, 2010. The Credit Agreement provides for a $20 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of June 15, 2013 and a $75 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”) with a maturity date of November 1, 2015.

Revolving Line of Credit
The Revolving Line of Credit provides up to $20 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At December 31, 2010, effective interest rate of the Revolving Line of Credit was 1.56%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2010 there were no amounts outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit
The Reducing Revolving Line of Credit provides an initial commitment amount of $75 million, the proceeds of which were used to acquire all of the shares of Stablex, and thereafter will be used to provide financing for working capital needs (the “Reducing Revolving Commitment Amount”). The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2010, the effective interest rate of the Reducing Revolving Line of Credit was 2.71%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2010, there was $63 million outstanding on the Reducing Revolving Line of Credit with availability for additional borrowings totaling $12.0 million.

In addition to standard fees, there are origination fees and commitment fees based on the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. In addition, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

At December 31, 2010, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 14.  INCOME TAXES

The components of the income tax expense were as follows:

$s in thousands	2010	2009	2008
Current:
U.S. Federal	$8,618	$6,630	$8,992
State	1,136	1,090	1,411
Foreign	133	-	-
	9,887	7,720	10,403
Deferred:
U.S. Federal	(29)	1,591	3,042
State	(71)	202	290
Foreign	(185)	-	-
	(285)	1,793	3,332
	$9,602	$9,513	$13,735

The following table reconciles between the effective income tax rate and the applicable statutory federal and state income tax rate:

	2010	2009	2008
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal) income tax benefit	3.3	3.7	3.4
Non-deductible acquisition costs	3.2	-	-
Foreign rate differential	0.1	-	-
Other	1.7	1.8	0.6
	43.3%	40.5%	39.0%

The tax effects of temporary differences between income for financial reporting and taxes that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009, were as follows:

$s in thousands	2010	2009
Deferred tax assets:
Net operating loss carry forward	$1,317	$2,904
Accruals, allowances and other	4,578	402
Total deferred tax assets	5,895	3,306
Less: valuation allowance	(4,558)	(2,886)
Net deferred tax assets	1,337	420

Deferred tax liabilities:
Environmental compliance and other site related costs	(2,401)	(1,583)
Property and equipment	(6,377)	(3,873)
Intangible assets	(11,250)	-
Total deferred tax liabilities	(20,028)	(5,456)

Net deferred tax liability	$(18,691)	$(5,036)

We do not accrue U.S. tax for foreign earnings (loss) that we consider to be permanently reinvested outside the United States.  Consequently, the Company has not provided any U.S. tax on the unremitted earnings (loss) of its foreign subsidiary, Stablex. As of December 31, 2010, the amount of loss before income taxes for which no repatriation tax has been provided was $197,000.  The Company had no foreign subsidiaries prior to 2010.

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of net operating loss carry forwards (“NOLs”) for tax purposes. State NOLs expire in 2013 and 2015. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2010 and 2009, we continued to maintain a valuation allowance for approximately $4.6 million and $2.9 million, respectively, of state tax benefits that are not expected to be utilizable prior to expiration.

The domestic and foreign components of Income (loss) before income taxes were as follows:

$s in thousands	2010	2009	2008
Domestic	22,383	23,483	35,233
Foreign	(197)	-	-
Income before income taxes	$22,186	$23,483	$35,233

We apply the provisions of ASC 740 related to income tax uncertainties (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109) which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no material unrecognized tax benefits as of December 31, 2010, 2009 or 2008. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the years ended December 31, 2010, 2009 and 2008 were not material.

We file U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2006 through 2010. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2005 through 2010. We are currently not aware of any examinations by taxing authorities.

NOTE 15.  CONTINGENCIES AND COMMITMENTS

Litigation
In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2010, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases
Lease agreements primarily cover rail cars, the disposal site for our Stablex facility and office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2010 were as follows:

$s in thousands
2011	$479
2012	386
2013	353
2014	125
2015	72
Thereafter	50
$1,465

Rental expense from amounted to $1.5 million, $3.3 million and $3.5 million during 2010, 2009 and 2008, respectively.

NOTE 16.  EQUITY

Stock Options
We have three stock option plans, the 1992 Stock Option Plan for Employees (“the 1992 Employee Plan”), the 1992 Director Stock Option Plan (“the 1992 Director Plan”) and the 2008 Stock Option Incentive Plan (“the 2008 Stock Option Plan”). In March 2005, the Board of Directors cancelled the 1992 Director Plan except for the options then outstanding. These plans were developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees to contribute to our success. The following table summarizes our stock option plan activity for each of the years ended December 31:

$s in thousands, except per share amounts	2010	2009	2008

Outstanding at beginning of period	326,360	206,002	266,376
Granted	102,100	147,000	3,400
Exercised	(5,000)	-	(53,774)
Cancelled or expired	(53,700)	(26,642)	(10,000)
Outstanding at end of period	369,760	326,360	206,002

Weighted average exercise price of options:
Beginning of period	$18.59	$17.19	$17.10
Granted	$14.75	$19.85	$28.52
Exercised	$9.20	$-	$20.37
Cancelled or expired	$16.77	$14.77	$1.47
Outstanding at end of period	$17.92	$18.59	$17.19

Exercisable at end of period	209,982	167,577	125,957

Available for future grant	1,303,142	1,366,242	1,496,600

Intrinsic value of options exercised	$38	$-	$546
Aggregate intrinsic value of options outstanding	$615	$592	$922
Aggregate intrinsic value of options exercisable	$414	$575	$922

	Outstanding options			Exercisable options
		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
Range of	Number of	life	exercise	Number of	exercise
exercise prices	Shares	(in years)	price	Shares	price
$2.42	10,000	0.4	$2.42	10,000	$2.42
$3.75 - $3.92	7,500	1.4	$3.92	7,500	$3.92
$9.20 - $12.15	15,000	3.7	$10.68	15,000	$10.68
$14.09 - $15.36	100,300	9.3	$15.01	18,174	$15.36
$16.40 - $17.56	28,800	8.4	$16.47	28,800	$16.47
$20.27 - $21.74	173,760	7.2	$20.94	96,108	$21.20
$23.48	31,000	6.9	$23.48	31,000	$23.48
$28.52	3,400	7.4	$28.52	3,400	$28.52

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

During 2010, we granted 102,100 incentive and non-qualified stock options to purchase US Ecology common stock to members of our management and non-employee directors. These options expire in the year 2020 and vest over a period ranging from one to three years. Vesting requirements for non-employee directors are contingent on attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. During 2009, we granted 147,000 incentive and non-qualified stock options to purchase US Ecology common stock to members of our management team and non-employee directors.  These options expire in the year 2019 and vest over one to three years.  Vesting requirements for non-employee directors are contingent on attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. During 2008, we granted 3,400 non-qualified stock options to a non-employee director. These options expire in the year 2018 and vest over one year contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. Compensation expense related to stock options for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Stock-based compensation recorded in selling, general and administrative expense	$453,229	$572,502	$474,435
Stock-based compensation recorded in other direct costs	-	2,619	5,087

Total stock-based compensation expense	$453,229	$575,121	$479,522

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008

Expected life	3.3 years	3.3 years	3.2 years
Expected volatility	47%	47%	40%
Risk-free interest rate	1.4%	1.1%	2.7%
Expected dividend yield	4.2%	2.8%	2.6%
Weighted-average fair value of options granted during the period	$3.91	$5.68	$7.29

Restricted Stock Plans
We have two restricted stock plans: the Amended and Restated 2005 Non-Employee Director Compensation Plan (the “Director Plan”) and the 2006 Restricted Stock Plan (the “Employee Plan”). The Director Plan provides that each non-employee director receive an annual award of the number of shares of restricted stock or options to purchase US Ecology common stock with a value equal to $25,000 on the date of grant with a one-year vesting period. Vesting is also contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 200,000 shares of common stock have been authorized for issuance under the Director Plan. As of December 31, 2010, 104,500 shares of stock remained available for issuance under the Director Plan.

The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. 200,000 shares of common stock have been authorized for issuance under the Employee Plan. During 2010, 18,800 shares were granted to employees vesting monthly over a twelve month period and 14,237 shares were granted to employees that were immediately vested. During 2009 and 2008, no shares of restricted stock were granted to employees.    As of December 31, 2010, 147,362 shares of stock remained available for future issuance under the plan.

The table below summarizes restricted stock activity and related expense for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	1,666	$16.79	6,448	$26.34	17,408	$22.20
Granted	36,637	16.09	1,500	16.40	4,500	28.52
Vested	(30,003)	16.48	(6,083)	26.67	(15,460)	22.31
Cancelled or expired	-	-	(199)	21.27	-	-
Outstanding at end of period	8,300	$14.81	1,666	$16.79	6,448	$26.34

Available for future grant	251,862		348,299		349,600

Compensation expense recognized in:
Other direct costs	$-		$855		$7,892
Selling, general & administrative	$534,944		$78,371		$332,614

Unearned compensation	$64,935		$10,385		$68,111

Treasury Stock
On October 28, 2008, our Board of Directors authorized a program, as amended, to repurchase up to 600,000 shares of the Company’s outstanding common stock through December 31, 2009. We repurchased 155,315 shares at an average cost of $16.68 per share through the duration of the program

NOTE 17.  CALCULATION OF EARNINGS PER SHARE

$s and shares in thousands, except per share amounts	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$12,584	$12,584	$13,970	$13,970	$21,498	$21,498
Weighted average common shares outstanding	18,170	18,170	18,146	18,146	18,236	18,236

Dilutive effect of stock options and restricted stock		19		27		54
Weighted average shares outstanding		18,189		18,173		18,290

Earnings per share	$0.69	$0.69	$0.77	$0.77	$1.18	$1.18
Anti-dilutive shares excluded from calculation		322		268		83

NOTE 18.  OPERATING SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following table:

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2010
Revenue - Treatment and disposal	$85,474	$26	$-	$85,500
Revenue - Transportation services	19,336	-	-	19,336
Total revenue	104,810	26	-	104,836
Other direct operating costs	44,893	498	-	45,391
Transportation costs	20,434	-	-	20,434
Gross profit (loss)	39,483	(472)	-	39,011
Selling, general & administration	6,217	-	12,417	18,634
Insurance proceeds	-	-	-	-
Operating income (loss)	33,266	(472)	(12,417)	20,377
Interest income (expense), net	5	-	(274)	(269)
Foreign currency gain (loss)	(103)	-	1,922	1,819
Other income	249	10	-	259
Income (loss) before tax	33,417	(462)	(10,769)	22,186
Income tax expense	-	-	9,602	9,602
Net income (loss)	$33,417	$(462)	$(20,371)	$12,584
Depreciation, amortization & accretion	$8,868	$204	$46	$9,118
Capital expenditures	$14,137	$50	$3	$14,190
Total assets	$204,603	$62	$12,684	$217,349

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2009
Revenue - Treatment and disposal	$79,307	$22	$-	$79,329
Revenue - Transportation services	53,190	-	-	53,190
Total revenue	132,497	22	-	132,519
Transportation costs	52,708	-	-	52,708
Other direct operating costs	43,073	462	-	43,535
Gross profit (loss)	36,716	(440)	-	36,276
Selling, general & administration	4,790	-	9,045	13,835
Insurance proceeds	(661)	-	-	(661)
Operating income (loss)	32,587	(440)	(9,045)	23,102
Interest income (expense), net	(1)	-	115	114
Foreign currency gain (loss)	(37)	-	-	(37)
Other income	224	80	-	304
Income (loss) before tax	32,773	(360)	(8,930)	23,483
Income tax expense	-	-	9,513	9,513
Net income (loss)	$32,773	$(360)	$(18,443)	$13,970
Depreciation, amortization & accretion	$8,782	$219	$45	$9,046
Capital expenditures	$9,371	$-	$34	$9,405
Total assets	$84,729	$39	$38,894	$123,662

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2008
Revenue - Treatment and disposal	$92,996	$23	$-	$93,019
Revenue - Transportation services	82,808	-	-	82,808
Total revenue	175,804	23	-	175,827
Transportation costs	82,064	-	-	82,064
Other direct operating costs	44,025	265	32	44,322
Gross profit (loss)	49,715	(242)	(32)	49,441
Selling, general & administration	5,121	-	9,799	14,920
Insurance proceeds	-	-	-	-
Operating income (loss)	44,594	(242)	(9,831)	34,521
Interest income (expense), net	(3)	-	409	406
Foreign currency gain (loss)	3	-	-	3
Other income	302	-	1	303
Income (loss) before tax	44,896	(242)	(9,421)	35,233
Income tax expense	-	-	13,735	13,735
Net income (loss)	$44,896	$(242)	$(23,156)	$21,498
Depreciation, amortization & accretion	$10,308	$285	$48	$10,641
Capital expenditures	$13,558	$9	$50	$13,617
Total assets	$99,906	$59	$27,480	$127,445

Revenue, Property, Plant And Equipment And Intangible Assets Outside Of The United States
We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the years ended December 31, 2010, 2009 and 2008:

$s in thousands	2010	2009	2008
United States	$99,129	$132,519	$175,827
Canada	5,707	-	-
	$104,836	$132,519	$175,827

Long-lived assets by geographic location, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization as of December 31, 2010 and 2009 were as follows:

$s in thousands	2010	2009
United States	$74,734	$67,485
Canada	72,828	-
	$147,562	$67,485

NOTE 19.  QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2010 and 2009 were:

	Three-Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
	$s and shares in thousands, except per share data
2010
Revenue	$19,540	$19,832	$25,984	$39,480	$104,836
Gross profit	6,575	7,143	10,372	14,921	39,011
Operating income	3,008	3,800	6,443	7,126	20,377
Net income	1,790	2,323	3,938	4,533	12,584
Earnings per share—diluted (1)	$0.10	$0.13	$0.22	$0.25	$0.69
Weighted average common shares
outstanding used in the diluted
earnings per share calculation	18,185	18,187	18,186	18,197	18,189

2009
Revenue	$34,965	$36,377	$37,529	$23,648	$132,519
Gross profit	9,546	9,112	9,983	7,635	36,276
Operating income	5,973	5,716	6,777	4,636	23,102
Net income	3,644	3,518	4,164	2,644	13,970
Earnings per share—diluted (1)	$0.20	$0.19	$0.23	$0.15	$0.77
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,176	18,175	18,170	18,172	18,173

(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 20.  SUBSEQUENT EVENT

On January 3, 2011 the Company declared a dividend of $0.18 per common share for stockholders of record on January 14, 2011.  The dividend was paid out of cash on hand on January 21, 2011 in an aggregate amount of $3.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Controls over Financial Reporting.

Management is responsible for and maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its records and filings accurately reflect the transactions engaged in Section 404 of Sarbanes-Oxley Act of 2002 and related rules issued by the SEC requiring management to issue a report on its internal controls over financial reporting.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2010 utilizing criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting, excluding the Stablex business, were effective to provide reasonable assurance regarding the reliability of financial reporting. In reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004), management determined that it would exclude the Stablex business, which was acquired from Marsulex Inc. on October 31, 2010, from the scope of its assessment of internal control over financial reporting as of December 31, 2010. The reason for its exclusion is that Stablex was acquired by the Company in a purchase business combination that was completed on October 31, 2010, and it was not possible for management to conduct an assessment of the Stablex business’s internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment. Total assets for Stablex constituted approximately 47% of the Company’s total consolidated assets at December 31, 2010. This includes $22 million of goodwill and $42 million of acquired intangible assets. Total revenues of the Stablex business constituted 5% of the consolidated financial statement amounts for the year ended December 31, 2010.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2010, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2010. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

The following table provides information as of December 31, 2010, about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan, the 2006 Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity stock option compensation plans approved by security holders	378,060	$17.92	1,555,004

Equity compensation plans not approved by security holders	-	-	-

Total	378,060	$17.92	1,555,004

(1)	Includes 8,300 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 41 of this report.

2)	Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 on page 41.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 71 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.

By: /s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President and Chief Financial Officer
Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2011.

/s/ James R. Baumgardner	/s/ Jeffrey R. Feeler
James R. Baumgardner President and Chief Executive Officer (Principal Executive Officer)	Jeffrey R. Feeler Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Simon G. Bell	/s/ John M. Cooper
Simon G. Bell. Vice President of Operations	John M. Cooper Vice President and Chief Information Officer
/s/ Eric L. Gerratt	/s/ Steven D. Welling
Eric L. Gerratt Vice President and Controller	Steven D. Welling. Senior Vice President Sales and Marketing
/s/ Victor J. Barnhart	/s/ Joe F. Colvin
Victor J. Barnhart (Director)	Joe F. Colvin (Director)
/s/ Daniel Fox	/s/ Jeffrey S. Merrifield
Daniel Fox (Director)	Jeffrey S. Merrifield (Director)
/s/ John W. Poling	/s/ Stephen A. Romano
John W. Poling (Director)	Stephen A. Romano (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's
2.1	Share Purchase Agreement dated September 13, 2010 between Marsulex Inc. and US Ecology, Inc.	3rd Qtr Form 10-Q filed 10-28-2010
3.1	Restated Certificate of Incorporation
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.5250	Credit Agreement Between Wells Fargo Bank National Association and US Ecology, Inc. dated October 29, 2010	Form 8-K filed 11-1-2010
10.53	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.54	*Management Incentive Plan Effective January 1, 2007	1st Qtr Form 10-Q filed 4-30-2007
10.55	*Management Incentive Plan Effective January 1, 2008	2007 Form 10-K
10.56	*Management Incentive Plan Effective January 1, 2009	1st Qtr Form 10-Q filed 4-30-2009
10.57	*Management Incentive Plan Effective January 1, 2010	1st Qtr Form 10-Q filed 4-30-2010
10.58	Consulting Services Agreement, effective as of January 1, 2010, between the Company and Stephen A. Romano	1st Qtr Form 10-Q filed 4-30-2010
10.60	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company’s Directors and Officers	Form 8-K filed 5-26-05
10.62	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.65	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.70	Form of Royalty Agreement for El Centro Landfill Dated February 13, 2003	Form 8-K filed 2-13-03
10.71	* Employment Agreement, effective January 1, 2010, between the Company and James R. Baumgardner **	1st Qtr Form 10-Q filed 4-30-2010
10.72	*Employment Agreement, effective January 1, 2010, between the Company and Simon G. Bell	1st Qtr Form 10-Q filed 4-30-2010
10.73	*Employment Agreement, effective January 1, 2010, between the Company and John M. Cooper	1st Qtr Form 10-Q filed 4-30-2010
10.74	*Employment Agreement, effective January 1, 2010, between the Company and Jeffrey R. Feeler	1st Qtr Form 10-Q filed 4-30-2010
10.75	*Employment Agreement, effective January 1, 2010, between the Company and Eric L. Gerratt	1st Qtr Form 10-Q filed 4-30-2010
10.76	*Employment Agreement, effective January 1, 2010, between the Company and Steven D. Welling	1st Qtr Form 10-Q filed 4-30-2010
10.82	Amended and Restated 2005 Non-Employee Director Compensation Plan	2008 Form 10-K
14.1	Code of Ethics for Chief Executive, President and Chief Operating Officer, Chief Financial Officer and Other Executive Officers	2009 Form 10-K
14.2	Code of Ethics for Directors	2007 Form 10-K
21	List of Subsidiaries
23.1	Consent of Moss Adams LLP
23.2	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2010 Form 10-K by Chief Executive Officer dated March 15, 2011
31.2	Certifications of December 31, 2010 Form 10-K by Chief Financial Officer dated March 15, 2011
32.1	Certifications of December 31, 2010 Form 10-K by Chief Executive Officer dated March 15, 2011
32.2	Certifications of December 31, 2010 Form 10-K by Chief Financial Officer dated March 15, 2011
* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
** Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC