Form 10-Q
period 2011-03-31
US ECOLOGY, INC.
filed 2011-05-04
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011
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

Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 2, 2011 was 18,310,614.

US ECOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
US ECOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2011	December 31, 2010
Assets

Current Assets:
Cash and cash equivalents	$3,709	$6,342
Receivables, net	24,913	33,553
Prepaid expenses and other current assets	2,943	2,635
Income taxes receivable	258	-
Deferred income taxes	906	455
Total current assets	32,729	42,985

Property and equipment, net	106,705	105,822
Restricted cash	4,115	4,115
Intangible assets, net	42,403	41,740
Goodwill	22,325	21,790
Other assets	892	897
Total assets	$209,169	$217,349

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,755	$5,033
Deferred revenue	4,198	3,620
Accrued liabilities	5,511	8,188
Accrued salaries and benefits	2,926	4,051
Income taxes payable	1,833	2,615
Current portion of closure and post-closure obligations	1,350	778
Current portion of capital lease obligations	5	7
Total current liabilities	21,578	24,292

Long-term closure and post-closure obligations	15,702	15,995
Long-term capital lease obligations	2	3
Reducing revolving line of credit	55,500	63,000
Other long-term liabilities	206	201
Deferred income taxes	20,599	19,146
Total liabilities	113,587	122,637

Contingencies and commitments

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,311 and 18,311 shares issued, respectively	183	183
Additional paid-in capital	61,796	61,892
Retained earnings	33,925	33,940
Treasury stock, at cost, 101 and 119 shares, respectively	(1,680)	(1,979)
Accumulated other comprehensive income	1,358	676
Total stockholders’ equity	95,582	94,712
Total liabilities and stockholders’ equity	$209,169	$217,349

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$34,143	$19,540
Other direct operating costs	17,690	10,285
Transportation costs	6,984	2,680

Gross profit	9,469	6,575

Selling, general and administrative expenses	4,828	3,567

Operating income	4,641	3,008

Other income (expense):
Interest income	10	14
Interest expense	(446)	(1)
Foreign currency gain (loss)	1,250	(17)
Other	99	58

Total other income	913	54

Income before income taxes	5,554	3,062
Income tax expense	2,294	1,272

Net income	$3,260	$1,790

Earnings per share:
Basic	$0.18	$0.10
Diluted	$0.18	$0.10

Shares used in earnings per share calculation:
Basic	18,186	18,163
Diluted	18,210	18,185

Dividends paid per share	$0.18	$0.18

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$3,260	$1,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,758	1,792
Unrealized foreign currency gain	(1,303)	-
Deferred income taxes	670	169
Stock-based compensation expense	203	393
Net loss on sale of property and equipment	2	48
Investment premium amortization	-	12
Changes in assets and liabilities:
Receivables	8,789	2,563
Income tax receivable	(252)	-
Other assets	(294)	583
Accounts payable and accrued liabilities	(1,149)	(1,236)
Deferred revenue	537	136
Accrued salaries and benefits	(1,147)	(339)
Income tax payable	(784)	898
Closure and post-closure obligations	(81)	(83)
Net cash provided by operating activities	12,209	6,726

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,087)	(2,114)
Proceeds from sale of property and equipment	11	16
Restricted cash	-	4
Net cash used in investing activities	(4,076)	(2,094)

Cash Flows From Financing Activities:
Payments on reducing revolving line of credit	(12,500)	-
Proceeds from reducing revolving line of credit	5,000	-
Dividends paid	(3,275)	(3,270)
Payment of capital lease obligations	(3)	(3)
Net cash used in financing activities	(10,778)	(3,273)

Effect of foreign exchange rate changes on cash	12	-

(Decrease) increase in cash and cash equivalents	(2,633)	1,359

Cash and cash equivalents at beginning of period	6,342	31,347

Cash and cash equivalents at end of period	$3,709	$32,706

Supplemental Disclosures
Income taxes paid, net of receipts	$2,692	$206
Interest paid	258	1
Non-cash investing and financing activities:
Capital expenditures in accounts payable	947	328
Restricted stock issued from treasury shares	$299	$551

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($s in thousands)
(unaudited)

	Common Shares Issued	Par Value Common Stock	Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance 12-31-2009	18,305,614	$183	$61,459		$-	$34,446	$(2,590)	$93,498
Net income	-	-	-	$1,790	-	1,790	-	1,790
Comprehensive income	-	-	-	$1,790	-	-	-	-
Dividend paid	-	-	-		-	(3,270)	-	(3,270)
Stock-based compensation	-	-	393		-	-	-	393
Issuance of restricted common stock from treasury shares	-	-	(551)		-	-	551	-
Balance 3-31-2010	18,305,614	$183	$61,301		$-	$32,966	$(2,039)	$92,411

Balance 12-31-2010	18,310,614	$183	$61,892		$676	$33,940	$(1,979)	$94,712
Net income	-	-	-	$3,260	-	3,260	-	3,260
Foreign currency translation	-	-	-	682	682	-	-	682
Comprehensive income	-	-	-	$3,942	-	-	-	-
Dividend paid	-	-	-		-	(3,275)	-	(3,275)
Stock-based compensation	-	-	203		-	-	-	203
Issuance of restricted common stock from treasury shares	-	-	(299)		-	-	299	-
Balance 3-31-2011	18,310,614	$183	$61,796		$1,358	$33,925	$(1,680)	$95,582

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of US Ecology, Inc., and its wholly-owned subsidiaries (collectively, “US Ecology” or “the Company”). All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Consolidated Balance Sheet as of December 31, 2010 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

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

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Cumulative adjustment of foreign currency statements	$1,358	$676
Accumulated other comprehensive income	$1,358	$676

NOTE 3 – CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a multiple year disposal contract with the U.S. Army Corps of Engineers (“USACE”). Revenue under this contract represented 11% and 19% of total revenue for the three months ended March 31, 2011 and 2010, respectively. No other customer represented more than 10% of total revenue for the three months ended March 31, 2011 and 2010.

The following customers accounted for more than 10% of total trade receivables as of March 31, 2011 and December 31, 2010:

	Percent of Receivables
	March 31,	December 31,
Customer	2011	2010

U.S. Army Corps of Engineers	11%	12%
Honeywell International, Inc.	10%	10%
PPG Industries	10%	0%
General Electric, Inc.	0%	10%

Credit Risk Concentration. We maintain most of our cash and short-term investments with nationally recognized financial institutions like Wells Fargo National Association (“Wells Fargo”). Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 4 – RECEIVABLES

Receivables were as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Trade	$23,705	$32,221
Unbilled revenue	1,023	1,463
Other	461	207
	25,189	33,891
Allowance for doubtful accounts	(276)	(338)
	$24,913	$33,553

NOTE 5 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
(in thousands)	2011	2010

Cell development costs	$59,066	$58,944
Land and improvements	13,249	13,016
Buildings and improvements	51,136	44,228
Railcars	17,375	17,375
Vehicles and other equipment	31,935	31,252
Construction in progress	6,202	10,556
	178,963	175,371
Accumulated depreciation and amortization	(72,258)	(69,549)
	$106,705	$105,822

Depreciation expense for the three months ended March 31, 2011 and 2010 was $3.1 million and $1.5 million, respectively.

NOTE 6 – BUSINESS COMBINATION

On October 31, 2010, the Company through a wholly-owned subsidiary, acquired 100% of the outstanding shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada Inc. and Gulfstream TLC, Inc. (collectively “Stablex”). The following unaudited pro forma financial information presents the combined results of operations as if Stablex had been combined with us beginning on January 1, 2010. The pro forma financial information includes the accounting impact of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment and interest expense.   The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as indication of our future consolidated results of operations.

(in thousands, except per share data)
(unaudited)
Three months ended March 31, 2010
Pro forma combined revenues	$26,747
Pro forma combined net income	$976
Earnings per share
Basic	$0.05
Dilutive	$0.05

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of March 31, 2011 and December 31, 2010 were the result of our acquisition of Stablex on October 31, 2010 (see Note 6). Prior to the acquisition of Stablex, the Company had no goodwill or intangible assets. The goodwill has been assigned to the Operating Disposal Facilities reporting segment.  The changes in goodwill for the three months ended March 31, 2011 were as follows:

(in thousands)
Three Months Ended March 31, 2011
Balance, beginning of period	$21,790
Foreign currency translation	535
Balance, end of period	$22,325

Below is a summary of amortizable and other intangible assets:

(in thousands)
	March 31,	December 31,
	2011	2010
Amortized intangible assets
Developed software	$360	$352
Database	103	100
Customer relationships	4,203	4,102
Technology - Formulae and processes	9,374	9,149
Permits, licenses and lease	28,791	28,101
	42,831	41,804

Accumulated amortization	(603)	(235)

Unamortized intangible assets
Tradename	175	171
	$42,403	$41,740

Amortization expense for the three months ended March 31, 2011 was $355,000. There was no amortization of intangibles in the three months ended March 31, 2010.

NOTE 8 – DEBT

We have a credit agreement (the “Credit Agreement”) with Wells Fargo which provides for borrowings in an aggregate of $95 million.  The Credit Agreement provides for a $20 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of June 15, 2013 and a $75 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”) with a maturity date of November 1, 2015.

Revolving Line of Credit
The Revolving Line of Credit provides up to $20 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At March 31, 2011, the effective interest rate of the Revolving Line of Credit was 2.14%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2011 and December 31, 2010 there were no amounts outstanding under the Revolving Line of Credit. At March 31, 2011, the availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit
The Reducing Revolving Line of Credit provides an initial commitment amount of $75 million, the proceeds of which were used to acquire all of the shares of Stablex, and thereafter will be used to provide financing for working capital needs (the “Reducing Revolving Commitment Amount”). The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, and continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At March 31, 2011, the effective interest rate of the Reducing Revolving Line of Credit was 2.69%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable. There was $55.5 million and $63.0 million outstanding on the Reducing Revolving Line of Credit at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, the availability for additional borrowings under the Reducing Revolving Line of Credit was $19.5 million.

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

At March 31, 2011, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended March 31, 2011

Beginning obligation	$16,773
Accretion expense	323
Payments	(81)
Currency translation	37
Ending obligation	17,052
Less current portion	(1,350)
Long-term portion	$15,702

NOTE 10 – INCOME TAXES

As of March 31, 2011 and December 31, 2010, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three months ended March 31, 2011 and 2010 were not material.

Our effective tax rate for the three months ended March 31, 2011 was 41.3% compared to 41.5% for the three months ended March 31, 2010.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share data)	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income	$3,260	$3,260	$1,790	$1,790

Weighted average common shares outstanding	18,186	18,186	18,163	18,163

Dilutive effect of stock options and restricted stock		24		22
Weighted average shares outstanding		18,210		18,185

Earnings per share	$0.18	$0.18	$0.10	$0.10
Anti-dilutive shares excluded from calculation		336		313

NOTE 13 – TREASURY STOCK

During the three months ended March 31, 2011, the Company granted 17,900 shares of restricted stock from our treasury stock position at an average cost of $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended March 31, 2011
Revenue - Treatment and disposal	$27,678	$4	$-	$27,682
Revenue - Transportation services	6,461	-	-	6,461
Total revenue	34,139	4	-	34,143
Other direct operating costs	17,635	55	-	17,690
Transportation costs	6,984	-	-	6,984
Gross profit (loss)	9,520	(51)	-	9,469
Selling, general & administration	2,363	-	2,465	4,828
Operating income (loss)	7,157	(51)	(2,465)	4,641
Interest income (expense), net	8	-	(444)	(436)
Foreign currency gain (loss)	(71)	-	1,321	1,250
Other income	98	1	-	99
Income (loss) before tax	7,192	(50)	(1,588)	5,554
Income tax expense	-	-	2,294	2,294
Net income (loss)	$7,192	$(50)	$(3,882)	$3,260
Depreciation, amortization & accretion	$3,693	$55	$10	$3,758
Capital expenditures	$4,014	$12	$61	$4,087
Total assets	$201,253	$90	$7,826	$209,169

(in thousands)	Operating Disposal Facilities	Non-Operating Disposal Facilities	Corporate	Total
Three months ended March 31, 2010
Revenue - Treatment and disposal	$17,133	$4	$-	$17,137
Revenue - Transportation services	2,403	-	-	2,403
Total revenue	19,536	4	-	19,540
Other direct operating costs	10,189	96	-	10,285
Transportation costs	2,680	-	-	2,680
Gross profit (loss)	6,667	(92)	-	6,575
Selling, general & administration	1,517	-	2,050	3,567
Operating income (loss)	5,150	(92)	(2,050)	3,008
Interest income (expense), net	-	-	13	13
Foreign currency gain (loss)	(17)	-	-	(17)
Other income	56	2	-	58
Income (loss) before tax	5,189	(90)	(2,037)	3,062
Income tax expense	-	-	1,272	1,272
Net income (loss)	$5,189	$(90)	$(3,309)	$1,790
Depreciation, amortization & accretion	$1,729	$51	$12	$1,792
Capital expenditures	$2,106	$-	$8	$2,114
Total assets	$82,884	$39	$40,003	$122,926

Revenue, Property and Equipment and Intangible Assets Outside of the United States
We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the three months ended March 31, 2011 and 2010:

(in thousands)	Three Months Ended March 31,
	2011	2010
United States	$25,123	$19,540
Canada	9,020	-
	$34,143	$19,540

Long-lived assets by geographic location, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization as of March 31, 2011 and December 31, 2010 were as follows:

(in thousands)	March 31,	December 31,
	2011	2010
United States	$75,707	$74,734
Canada	73,401	72,828
	$149,108	$147,562

NOTE 15 – SUBSEQUENT EVENT

On April 1, 2011, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 15, 2011. The dividend was paid using cash on hand on April 22, 2011 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related consolidated statements of operations, stockholder's equity and of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte and Touche LLP

Boise, Idaho
May 4, 2011

US ECOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

US Ecology, Inc., through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions. We generate revenue from fees charged to treat and dispose of waste at our five fixed disposal facilities located near Beatty, Nevada; Grand View, Idaho; Richland, Washington; Robstown, Texas; and Blainville, Quebec, Canada. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue in recent years. We also utilize our railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We, or our predecessor companies, have been in the waste business since 1952.

On October 31, 2010, the Company acquired Stablex Canada Inc (“Stablex”). Stablex is a provider of hazardous waste services that operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, Canada about 30 miles northwest of Montreal, Canada. The net purchase price of $79.0 million Canadian dollars (“CAD”) or $77.5 million in U.S. dollars (“USD”), was funded through a combination of cash on hand and borrowings under a $75.0 million Reducing Revolving Line of credit facility.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three months ended March 31, 2011 and 2010.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended March 31, 2011	% of Treatment and Disposal Revenue (1) for the Three Months ended March 31, 2010
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	48%	43%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base Business and Event clean-up business.	17%	12%

Government	Federal and State government clean-up project waste, comprised of both Base Business and Event clean-up business.	12%	16%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	10%	15%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	8%	6%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	5%	8%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 33% of our treatment and disposal revenue was derived from Event Business projects for the three months ended March 31, 2011. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary quarter to quarter. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year fluctuations in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure additional business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service approach has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned railcar fleet, which supplements railcars obtained under operating leases, has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses.

The increased waste volumes resulting from projects won through this bundling strategy drive operating leverage and increased profitability. While waste treatment and other variable costs are project-specific, the earnings contribution from the individual projects generally increases as overall disposal volumes increase. Management believes that maximizing cash flow, operating income and earnings per share is a higher priority than maintaining or increasing gross margin. We plan to continue aggressively bidding bundled transportation and disposal services based on this strategy.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may be bundled with for-profit logistics and field services support work.

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, government programs and regulatory changes, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended March 31,
share amounts)	2011	%	2010	%

Revenue	$34,143	100.0%	$19,540	100.0%
Direct operating costs	17,690	51.8%	10,285	52.6%
Transportation costs	6,984	20.5%	2,680	13.8%

Gross profit	9,469	27.7%	6,575	33.6%

Selling, general and administrative expenses	4,828	14.1%	3,567	18.2%
Operating income	4,641	13.6%	3,008	15.4%

Other income (expense):
Interest income	10	0.0%	14	0.1%
Interest expense	(446)	-1.3%	(1)	0.0%
Foreign currency gain (loss)	1,250	3.7%	(17)	-0.1%
Other	99	0.3%	58	0.3%
Total other income	913	2.7%	54	0.3%

Income before income taxes	5,554	16.3%	3,062	15.7%
Income taxes	2,294	6.8%	1,272	6.5%
Net income	$3,260	9.5%	$1,790	9.2%

Earnings per share:
Basic	$0.18		$0.10
Dilutive	$0.18		$0.10

Shares used in earnings per share calculation:
Basic	18,186		18,163
Dilutive	18,210		18,185

Dividends paid per share	$0.18		$0.18

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue - Revenue increased 75% to $34.1 million for the first quarter of 2011, up from $19.5 million in the first quarter of 2010. This increase reflects 62% growth in treatment and disposal revenue and 169% growth in transportation service revenue compared to the first quarter of 2010. Total revenue growth in the first quarter of 2011 reflects $9.0 million from Stablex which was acquired on October 31, 2010. Excluding Stablex, treatment and disposal revenue during the first quarter of 2011 grew 17% as compared with the first quarter of 2010, and transportation service revenue grew 108% as compared to the same time period in 2010.

During the first quarter of 2011 we disposed of a total of 199,000 tons of waste, or 67% more than the 119,000 tons disposed of in the first quarter of 2010. Excluding Stablex, volumes increased 28% in the first quarter of 2011 compared to the first quarter of 2010. Average selling price increased 2% during the first quarter of 2011 as compared to the same quarter last year on normal service mix.

During the first quarter of 2011, treatment and disposal revenue from recurring Base Business customers was 69% higher than the first quarter of 2010 and comprised 67% of non-transportation revenue. This compared to 64% of non-transportation Base Business revenue in the first quarter of 2010. Excluding Stablex, treatment and disposal revenue from recurring Base Business was 19% higher than the first quarter of 2010 and comprised 65% of non-transportation revenue. This increase primarily reflects higher revenue from broker and refinery customers.

Event Business revenue in the first quarter of 2011 increased 48% compared to the same quarter in 2010 and was 33% of non-transportation revenue for the quarter. This compares to 36% of non-transportation Event Business in the first quarter of 2010.  Excluding Stablex, treatment and disposal revenue from Event Business increased 15% in the first quarter of 2010 compared to the first quarter of 2010 and comprised 35% of non-transportation revenue. As discussed further below, this reflects increased treatment and disposal revenue from broker and government customer categories.

The following table summarizes our first quarter 2011 revenue growth (both Base and Event Business) by customer type as compared with the first quarter of 2010.

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Other industry	123%
Private	121%
Broker	78%
Government	22%
Refinery	14%
Rate regulated	3%

Our other industry revenue category increased 123% in the first quarter of 2011 compared to the first quarter of 2010. This increase primarily reflects the addition of Stablex. Excluding Stablex, other industry revenue increased 4% in the first quarter of 2011 compared to the first quarter of 2010.

Treatment and disposal revenue from private clean-up customers increased 121% in the first quarter of 2011 compared to the first quarter of 2010 primarily reflecting the addition of Stablex. Excluding Stablex, revenue from private clean-up customers increased 18% in the first quarter of 2011 compared to the same period in 2010. This increase was due to a remediation project from an electric utility that began late in 2010 and is expected to be completed in 2011.

Our broker business increased 78% in the first quarter of 2011 compared to the same quarter in 2010. This increase primarily reflects the addition of the Stablex facility in the current year. Excluding Stablex, broker business increased 25% in the first quarter of 2011 compared to the first quarter of 2010. This increase was the result of higher shipments across a broad range of customers and industries.

Government clean-up business revenue increased 22% in the first quarter of 2011 compared to the first quarter of 2010. This increase was primarily attributable to a remedial clean-up project from the Department of Energy and increased shipments from the USACE. Event Business under our USACE contract contributed $3.7 million, or 11% of total revenue in the first quarter of 2011 compared to $3.7 million, or 19%, of total revenue in the first quarter of 2010. Excluding transportation service revenue, treatment and disposal revenue with the USACE increased 10% in the first quarter of 2011 compared with the first quarter of 2010.

Treatment and disposal revenue from our refinery customers increased 14% in the first quarter of 2011 compared to the same quarter in 2010. This increase primarily reflects the addition of the Stablex facility in the current year. Excluding Stablex, treatment and disposal revenue from our refinery customers increased 8% reflecting higher volumes and slightly improved pricing of thermal recycling projects.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 3% in the first quarter of 2011 compared to the first quarter of 2010. Our Richland facility operates under a State-approved annual revenue requirement. The increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Gross Profit. Gross profit for the first quarter of 2011 increased 44% to $9.5 million, up from $6.6 million in the first quarter of 2010. This increase primarily reflects increased volumes of waste disposed in the first quarter of 2011 compared to the same period in 2010.

Gross margin was 27.7% in the first quarter of 2011, down from 33.6% in the first quarter of 2010. Our treatment disposal gross margin (excluding transportation revenue and costs) was 36.1% in the first quarter of 2011 compared to 40.0% in the first quarter of 2010. This decrease primarily reflects the addition of Stablex operations which have a lower gross margin than our other operations.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the first quarters of 2011 and 2010 were 14.1% and 18.3%, respectively. SG&A expenses were $4.8 million in the first quarter of 2011 and $3.6 million in the same quarter of 2010. The increase reflects $1.0 million in SG&A expenses related to the Stablex facility in the first quarter of 2011. Also contributing to the higher SG&A expenses during the first quarter of 2011 were increased sales commissions and incentive compensation.  The increase in SG&A in the first quarter of 2011 was partially offset by $423,000 in regulatory fines recorded in the first quarter of 2010.

Interest income and expense. During the first quarter of 2011, we earned $10,000 of interest income, down from $14,000 in the first quarter of 2010. This decrease reflects a lower average rate of interest earned on cash and short-term investments and lower average balances of cash equivalents and short-term investments in the first quarter of 2011. Interest expense is incurred on borrowings on our Credit Agreement.  Interest expense in the first quarter of 2011 was $446,000 compared to $1,000 in the first quarter of 2010. The increase in interest expense reflects higher borrowings on our Credit Agreement which were incurred in part to acquire Stablex.

Foreign Currency Gain (Loss). In the first quarter of 2011, we recognized $1.3 million in foreign currency gains compared to a foreign currency loss of $17,000 in the first quarter of 2010. Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans of $49.4 million between our parent company US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations, based on the USD/CAD currency movements from period to period. During the first quarter of 2011, the CAD continued to strengthen relative to the USD resulting in a $1.3 million foreign currency translation gain in the Company’s Consolidated Statement of Operations.

Other income (expense). Other income (expense) includes non-operating business activities and usual revenue and expenses. In the first quarter of 2011 and 2010, we recognized $99,000 and $58,000, respectively, in other income primarily for royalty income from a previously sold municipal waste landfill in Texas.

Income tax expense. Our effective tax rate for the first quarter of 2011 was 41.3% compared to 41.5% in the first quarter of 2010. At March 31, 2011 and December 31, 2010, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the three months ended March 31, 2011 and 2010 were not material.

Critical Accounting Policies

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2011, we had $3.7 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest and principal payments and continue paying dividends pursuant to our dividend policy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving Credit Agreement provide additional potential sources of liquidity should they be required.

Operating Activities - For the three months ended March 31, 2011, net cash provided by operating activities was $12.2 million. This primarily reflects net income of $3.3 million, decreases in accounts receivable of $8.8 million and depreciation and amortization and accretion of $3.8 million. Partially offsetting these sources of cash were decreases in accrued salaries and benefits of $1.1 million, decreases in accounts payable and accrued liabilities of $1.1 million and decreases in income tax payable of $784,000. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in accounts receivable is primarily attributable to the timing of significant customer payments received in the first quarter of 2011. Days sales outstanding were 64 days as of March 31, 2011, compared to 65 days at December 31, 2010 and 63 days at March 31, 2010. Decreases in accrued salaries and benefits reflect incentive compensation payments in the first quarter of 2011. There were no such payments in the first quarter of 2010. The decrease in accounts payable and accrued liabilities is primarily attributable to the timing of payments made during the first quarter of 2011.

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

Investing Activities - For the three months ended March 31, 2011, net cash used in investing activities was $4.1 million primarily related to capital expenditures of $4.1 million. Significant capital projects included construction of additional disposal capacity and treatment facility upgrades at our Beatty, Nevada location, new catalyst handling equipment in Robstown, Texas and equipment purchases at all five operating disposal facilities.

For the three months ended March 31, 2010, net cash used in investing activities was $2.1 million primarily for capital projects. Significant capital projects included equipment purchases at all four operating disposal facilities as well as construction of additional disposal capacity at our Robstown, Texas site.

Financing Activities - For the three months ended March 31, 2011, net cash used in financing activities was $10.8 million and included repayments, net of borrowings, on our credit facility of $7.5 million and the payment of dividends to our stockholders of $3.3 million.

For the three months ended March 31, 2010, net cash used in financing activities was $3.3 million which primarily reflects payment of dividends to our stockholders.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011. There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have minimal interest rate risk on investments or other assets due to our general preservation of capital approach to investments. At March 31, 2011, approximately $3.7 million was held in cash and cash equivalents.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At March 31, 2011, we had $55.5 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 2.69% and no amount borrowed on the Revolving Line of Credit bearing an interest rate of 2.14%.  If interest rates were to rise we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $55.5 million under our credit facility at March 31, 2011, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $555,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in Canada and the United States. In addition, contracts for services Stablex provides to US customers are generally denominated in USD. During the first quarter of 2011, Stablex transacted approximately 45% of its revenue in USD. We maintain cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate fluctuations also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans totaling $49.4 million between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with fluctuations in the CAD. During the first quarter of 2011, the CAD strengthened as compared to the USD resulting in a $1.3 million foreign currency translation gain being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans. Based on intercompany balances as of March 31, 2011 a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2011 would have generated approximately $500,000 of gains or losses for the quarterp ended March 31, 2011.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, a loss of a major customer, successful integration of Stablex Canada Inc., exposure to unknown liabilities resulting from the Stablex Canada Inc. acquisition, compliance with and changes to applicable laws, rules, or regulations, access to cost effective transportation services, access to insurance, surety bonds and other financial assurances, loss of key personnel, lawsuits, labor disputes, adverse economic conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, implementation of new technologies, market conditions, average selling prices for recycled materials, our ability to replace business from recently completed large projects, our ability to perform under required contracts, our ability to permit and contract for timely construction of new or expanded disposal cells, our willingness or ability to pay dividends and our ability to effectively close and  integrate future acquisitions.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section in our 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011 could harm our business, prospects, operating results, and financial condition.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

10.59	*Management Incentive Plan Effective January 1, 2011

10.82	*Amended and Restated 2005 Non-Employee Director Compensation Plan

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)
Date: May 4, 2011	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer