Form 10-Q
period 2011-06-30
US ECOLOGY, INC.
filed 2011-08-05
CIK 742126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 2, 2011 was 18,310,614.

US ECOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
Assets

Current Assets:
Cash and cash equivalents	$4,268	$6,342
Receivables, net	30,714	33,553
Prepaid expenses and other current assets	3,420	2,635
Income taxes receivable	75	—
Deferred income taxes	1,132	455
Total current assets	39,609	42,985

Property and equipment, net	105,156	105,822
Restricted cash	4,115	4,115
Intangible assets, net	42,221	41,740
Goodwill	22,419	21,790
Other assets	804	897
Total assets	$214,324	$217,349

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,749	$5,033
Deferred revenue	3,741	3,620
Accrued liabilities	8,094	8,188
Accrued salaries and benefits	3,962	4,051
Income taxes payable	70	2,615
Current portion of closure and post-closure obligations	1,925	778
Current portion of capital lease obligations	4	7
Total current liabilities	22,545	24,292

Long-term closure and post-closure obligations	15,389	15,995
Long-term capital lease obligations	1	3
Reducing revolving line of credit	58,000	63,000
Other long-term liabilities	179	201
Deferred income taxes	20,889	19,146
Total liabilities	117,003	122,637

Contingencies and commitments

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,311 and 18,311 shares issued, respectively	183	183
Additional paid-in capital	61,881	61,892
Retained earnings	35,333	33,940
Treasury stock, at cost, 93 and 119 shares, respectively	(1,555)	(1,979)
Accumulated other comprehensive income	1,479	676
Total stockholders’ equity	97,321	94,712
Total liabilities and stockholders’ equity	$214,324	$217,349

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$39,537	$19,832	$73,680	$39,372
Other direct operating costs	18,325	9,725	36,015	20,010
Transportation costs	8,134	2,964	15,118	5,644

Gross profit	13,078	7,143	22,547	13,718

Selling, general and administrative expenses	5,324	3,343	10,152	6,910

Operating income	7,754	3,800	12,395	6,808

Other income (expense):
Interest income	5	17	15	31
Interest expense	(436)	—	(882)	(1)
Foreign currency gain (loss)	218	(7)	1,468	(24)
Other	73	56	172	114

Total other income (expense)	(140)	66	773	120

Income before income taxes	7,614	3,866	13,168	6,928
Income tax expense	2,929	1,543	5,223	2,815

Net income	$4,685	$2,323	$7,945	$4,113

Earnings per share:
Basic	$0.26	$0.13	$0.44	$0.23
Diluted	$0.26	$0.13	$0.44	$0.23

Shares used in earnings per share calculation:
Basic	18,193	18,166	18,190	18,165
Diluted	18,219	18,187	18,215	18,186

Dividends paid per share	$0.18	$0.18	$0.36	$0.36

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$7,945	$4,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,306	3,099
Amortization of intangible assets	718	—
Accretion of closure and post-closure obligations	647	538
Unrealized foreign currency gain	(1,601)	—
Deferred income taxes	690	(113)
Stock-based compensation expense	413	595
Net loss on sale of property and equipment	26	51
Changes in assets and liabilities:
Receivables	3,102	2,761
Income tax receivable	(75)	—
Other assets	(678)	(421)
Accounts payable and accrued liabilities	446	(1,078)
Deferred revenue	43	396
Accrued salaries and benefits	(123)	(55)
Income tax payable	(2,547)	465
Closure and post-closure obligations	(150)	(147)
Other	—	19
Net cash provided by operating activities	15,162	10,223

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,674)	(4,879)
Proceeds from sale of property and equipment	33	51
Purchases of short-term investments	—	(4,998)
Maturities of short-term investments	—	3,375
Restricted cash	—	686
Net cash used in investing activities	(5,641)	(5,765)

Cash Flows From Financing Activities:
Payments on reducing revolving line of credit	(15,400)	—
Proceeds from reducing revolving line of credit	10,400	—
Dividends paid	(6,552)	(6,543)
Payment of capital lease obligations	(5)	(6)
Net cash used in financing activities	(11,557)	(6,549)

Effect of foreign exchange rate changes on cash	(38)	—

Decrease in cash and cash equivalents	(2,074)	(2,091)

Cash and cash equivalents at beginning of period	6,342	31,347

Cash and cash equivalents at end of period	$4,268	$29,256

Supplemental Disclosures
Income taxes paid, net of receipts	$7,156	$2,462
Interest paid	635	—
Non-cash investing and financing activities:
Capital expenditures in accounts payable	928	1,956
Closure/Post-closure retirement asset	—	1,257
Restricted stock issued from treasury shares	$424	$611

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($s in thousands)
(unaudited)

	Common Shares Issued	Par Value Common Stock	Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance 12-31-2009	18,305,614	$183	$61,459		$—	$34,446	$(2,590)	$93,498
Net income	—	—	—	$4,113	—	4,113	—	4,113
Comprehensive income	—	—	—	$4,113	—	—	—	—
Dividend paid	—	—	—		—	(6,543)	—	(6,543)
Stock-based compensation	—	—	595		—	—	—	595
Issuance of restricted common stock from treasury shares	—	—	(611)		—	—	611	—
Balance 6-30-2010	18,305,614	$183	$61,443		$—	$32,016	$(1,979)	$91,663

Balance 12-31-2010	18,310,614	$183	$61,892		$676	$33,940	$(1,979)	$94,712
Net income	—	—	—	$7,945	—	7,945	—	7,945
Foreign currency translation	—	—	—	803	803	—	—	803
Comprehensive income	—	—	—	$8,748	—	—	—	—
Dividend paid	—	—	—		—	(6,552)	—	(6,552)
Stock-based compensation	—	—	413		—	—	—	413
Issuance of restricted common stock from treasury shares	—	—	(424)		—	—	424	—
Balance 6-30-2011	18,310,614	$183	$61,881		$1,479	$35,333	$(1,555)	$97,321

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of US Ecology, Inc., and its wholly-owned subsidiaries (collectively, “US Ecology” or “the Company”). All significant intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011. The results of operations and cash flows for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 2 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Cumulative adjustment of foreign currency statements	$1,479	$676
Accumulated other comprehensive income	$1,479	$676

NOTE 3 — CONCENTRATION AND CREDIT RISK

Major Customers. The Company has a multiple year disposal contract with the U.S. Army Corps of Engineers (“USACE”). Revenue under this contract represented 10% and 15% of total revenue for the three months ended June 30, 2011 and 2010, respectively and 10% and 17% for the six months ended June 30, 2011 and 2010, respectively. No other customer represented more than 10% of total revenue for the three and six months ended June 30, 2011 and 2010.

The following customers accounted for more than 10% of total trade receivables as of December 31, 2010. No customers accounted for more than 10% of total trade receivables as of June 30, 2011:

Receivables

	Percent of Receivables
	June 30,	December 31,
Customer	2011	2010

U.S. Army Corps of Engineers	9%	12%
Honeywell International, Inc.	8%	10%
General Electric, Inc.	0%	10%

Credit Risk Concentration. We maintain most of our cash and short-term investments with nationally recognized financial institutions like Wells Fargo National Association (“Wells Fargo”). Substantially all of our balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 4 — RECEIVABLES

Receivables were as follows:

	June 30,	December 31,
(in thousands)	2011	2010

Trade	$29,251	$32,221
Unbilled revenue	922	1,463
Other	751	207
	30,924	33,891
Allowance for doubtful accounts	(210)	(338)
	$30,714	$33,553

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	December 31,
(in thousands)	2011	2010

Cell development costs	$59,087	$58,944
Land and improvements	13,301	13,016
Buildings and improvements	52,031	44,228
Railcars	17,375	17,375
Vehicles and other equipment	32,710	31,252
Construction in progress	5,810	10,556
	180,314	175,371
Accumulated depreciation and amortization	(75,158)	(69,549)
	$105,156	$105,822

Depreciation expense for the three months ended June 30, 2011 and 2010 was $3.2 million and $1.6 million, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $6.3 million and $3.1 million, respectively.

NOTE 6 — BUSINESS COMBINATION

On October 31, 2010, the Company through a wholly-owned subsidiary, acquired 100% of the outstanding shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada Inc. and Gulfstream TLC, Inc. (collectively “Stablex”). The following unaudited pro forma financial information presents the combined results of operations as if Stablex had been combined with us beginning on January 1, 2010. The pro forma financial information includes the accounting impact of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment and interest expense.   The unaudited pro forma financial information is presented for informational purposes only.  It is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

	(unaudited)	(unaudited)
(in thousands, except per share data)	Three months ended June 30, 2010	Six months ended June 30, 2010
Pro forma combined revenues	$28,713	$55,460
Pro forma combined net income	$2,182	$3,158
Earnings per share
Basic	$0.12	$0.17
Dilutive	$0.12	$0.17

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of June 30, 2011 and December 31, 2010 reflect our acquisition of Stablex on October 31, 2010 (see Note 6). Prior to the acquisition of Stablex, the Company had no goodwill or intangible assets. The goodwill has been assigned to the Operating Disposal Facilities reporting segment. Changes in goodwill for the three and six months ended June 30, 2011 were as follows:

(in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance, beginning of period	$22,325	$21,790
Foreign currency translation	94	629
Balance, end of period	$22,419	$22,419

Below is a summary of amortizable and other intangible assets:

	June 30,	December 31,
(in thousands)	2011	2010
Amortized intangible assets
Developed software	$362	$352
Database	103	100
Customer relationships	4,221	4,102
Technology - Formulae and processes	9,414	9,149
Permits, licenses and lease	28,913	28,101
	43,013	41,804

Accumulated amortization	(968)	(235)

Unamortized intangible assets
Tradename	176	171
	$42,221	$41,740

Amortization expense for the three and six months ended June 30, 2011 was $362,000 and $718,000, respectively. There was no amortization of intangibles in the three and six months ended June 30, 2010.

NOTE 8 — DEBT

We have a credit agreement (the “Credit Agreement”) with Wells Fargo which provides for borrowings in an aggregate of $95 million.  The Credit Agreement provides a $20 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of June 15, 2013 and a $75 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”) with a maturity date of November 1, 2015.

Revolving Line of Credit

The Revolving Line of Credit provides up to $20 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  These revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At June 30, 2011, the effective interest rate of the Revolving Line of Credit was 2.09%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2011 and December 31, 2010 there were no amounts outstanding under the Revolving Line of Credit. At June 30, 2011, the availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provides an initial commitment amount of $75 million, the proceeds of which were used to acquire all of the shares of Stablex, and thereafter will be used to provide financing for working capital needs (the “Reducing Revolving Commitment Amount”). The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, and continuing through November 1, 2015. At June 30, 2011 the net commitment amount under the Reducing Revolving Line of Credit after consideration of scheduled commitment reductions was $72.2 million. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At June 30, 2011, the effective interest rate of the Reducing Revolving Line of Credit was 2.64%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable. There was $58.0 million and $63.0 million outstanding on the Reducing Revolving Line of Credit at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the availability for additional borrowings under the Reducing Revolving Line of Credit was $14.2 million.

In addition to standard fees, origination and commitment fees apply based on the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. In addition, we may only declare quarterly or annual dividends if on the date of declaration, no default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

At June 30, 2011, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 9 — CLOSURE AND POST-CLOSURE OBLIGATIONS

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Beginning obligation	$17,052	$16,773
Accretion expense	324	647
Payments	(69)	(150)
Currency translation	7	44
Ending obligation	17,314	17,314
Less current portion	(1,925)	(1,925)
Long-term portion	$15,389	$15,389

NOTE 10 — INCOME TAXES

As of June 30, 2011 and December 31, 2010, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and six months ended June 30, 2011 and 2010 were not material.

Our effective tax rate for the three and six months ended June 30, 2011 was 38.5% and 39.7%, respectively, down from 39.9% and 40.6% for the three and six months ended June 30, 2010, respectively. The decrease in our effective tax rate reflects lower non-tax deductible expenses in the three and six months ended June 30,2011 than in the same periods in 2010.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2007 through 2010. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2006 through 2010. We are currently not aware of any examinations by taxing authorities.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

NOTE 12 — COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended June 30,
	2011		2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$4,685	$4,685	$2,323	$2,323
Weighted average common shares outstanding	18,193	18,193	18,166	18,166

Dilutive effect of stock options and restricted stock		26		21
Weighted average shares outstanding		18,219		18,187

Earnings per share	$0.26	$0.26	$0.13	$0.13
Anti-dilutive shares excluded from calculation		336		344

	Six Months Ended June 30,
	2011		2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$7,945	$7,945	$4,113	$4,113
Weighted average common shares outstanding	18,190	18,190	18,165	18,165

Dilutive effect of stock options and restricted stock		25		21
Weighted average shares outstanding		18,215		18,186

Earnings per share	$0.44	$0.44	$0.23	$0.23
Anti-dilutive shares excluded from calculation		336		328

NOTE 13 — TREASURY STOCK

During the three and six months ended June 30, 2011, the Company granted 7,500 and 25,400 shares, respectively, of restricted stock from our treasury stock position at an average cost of $16.68 per share.

NOTE 14 — OPERATING SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2011
Revenue - Treatment and disposal	$31,877	$7	$—	$31,884
Revenue - Transportation services	7,653	—	—	7,653
Total revenue	39,530	7	—	39,537
Other direct operating costs	18,266	59	—	18,325
Transportation costs	8,134	—	—	8,134
Gross profit (loss)	13,130	(52)	—	13,078
Selling, general & administration	2,469	—	2,855	5,324
Operating income (loss)	10,661	(52)	(2,855)	7,754
Interest income (expense), net	5	—	(436)	(431)
Foreign currency gain (loss)	(22)	—	240	218
Other income	73	—	—	73
Income (loss) before tax	10,717	(52)	(3,051)	7,614
Income tax expense	—	—	2,929	2,929
Net income (loss)	$10,717	$(52)	$(5,980)	$4,685
Depreciation, amortization & accretion	$3,846	$54	$13	$3,913
Capital expenditures	$1,582	$—	$5	$1,587
Total assets	$206,364	$94	$7,866	$214,324

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended June 30, 2010
Revenue - Treatment and disposal	$17,208	$9	$—	$17,217
Revenue - Transportation services	2,615	—	—	2,615
Total revenue	19,823	9	—	19,832
Other direct operating costs	9,668	57	—	9,725
Transportation costs	2,964	—	—	2,964
Gross profit (loss)	7,191	(48)	—	7,143
Selling, general & administration	1,226	—	2,117	3,343
Operating income (loss)	5,965	(48)	(2,117)	3,800
Interest income (expense), net	2	—	15	17
Foreign currency gain (loss)	(7)	—	—	(7)
Other income	54	2	—	56
Income (loss) before tax	6,014	(46)	(2,102)	3,866
Income tax expense	—	—	1,543	1,543
Net income (loss)	$6,014	$(46)	$(3,645)	$2,323
Depreciation, amortization & accretion	$1,783	$50	$12	$1,845
Capital expenditures	$2,765	$—	$—	$2,765
Total assets	$86,032	$38	$38,775	$124,845

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2011
Revenue - Treatment and disposal	$59,555	$11	$—	$59,566
Revenue - Transportation services	14,114	—	—	14,114
Total revenue	73,669	11	—	73,680
Other direct operating costs	35,901	114	—	36,015
Transportation costs	15,118	—	—	15,118
Gross profit (loss)	22,650	(103)	—	22,547
Selling, general & administration	4,832	—	5,320	10,152
Operating income (loss)	17,818	(103)	(5,320)	12,395
Interest income (expense), net	13	—	(880)	(867)
Foreign currency gain (loss)	(93)	—	1,561	1,468
Other income	171	1	—	172
Income (loss) before tax	17,909	(102)	(4,639)	13,168
Income tax expense	—	—	5,223	5,223
Net income (loss)	$17,909	$(102)	$(9,862)	$7,945
Depreciation, amortization & accretion	$7,539	$109	$23	$7,671
Capital expenditures	$5,596	$12	$66	$5,674
Total assets	$206,364	$94	$7,866	$214,324

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Six months ended June 30, 2010
Revenue - Treatment and disposal	$34,341	$13	$—	$34,354
Revenue - Transportation services	5,018	—	—	5,018
Total revenue	39,359	13	—	39,372
Other direct operating costs	19,857	153	—	20,010
Transportation costs	5,644	—	—	5,644
Gross profit (loss)	13,858	(140)	—	13,718
Selling, general & administration	2,743	—	4,167	6,910
Operating income (loss)	11,115	(140)	(4,167)	6,808
Interest income (expense), net	2	—	28	30
Foreign currency gain (loss)	(24)	—	—	(24)
Other income	110	4	—	114
Income (loss) before tax	11,203	(136)	(4,139)	6,928
Income tax expense	—	—	2,815	2,815
Net income (loss)	$11,203	$(136)	$(6,954)	$4,113
Depreciation, amortization & accretion	$3,512	$101	$24	$3,637
Capital expenditures	$4,876	$—	$3	$4,879
Total assets	$86,032	$38	$38,775	$124,845

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
United States	$29,729	$19,832	$54,852	$39,372
Canada	9,808	—	18,828	—
	$39,537	$19,832	$73,680	$39,372

Long-lived assets by geographic location, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
(in thousands)	2011	2010
United States	$74,592	$74,734
Canada	72,785	72,828
	$147,377	$147,562

NOTE 15 — SUBSEQUENT EVENT

On July 1, 2011, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 15, 2011. The dividend was paid using cash on hand on July 22, 2011 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2011, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of cash flows and of stockholders’ equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Boise, Idaho

August 5, 2011

US ECOLOGY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

US Ecology, Inc., through its subsidiaries, is a hazardous, Polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste broker aggregators and medical and academic institutions. We generate revenue from fees charged to treat and dispose of waste at our five fixed disposal facilities located near Beatty, Nevada; Grand View, Idaho; Richland, Washington; Robstown, Texas; and Blainville, Quebec, Canada. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. We also utilize our railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. Transportation and logistics services are a significant revenue source for us. We, or our predecessor companies, have been in the waste business since 1952.

On October 31, 2010, the Company acquired Stablex Canada Inc (“Stablex”). Stablex is a provider of hazardous waste services that operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, Canada about 30 miles northwest of Montreal, Canada. The net purchase price of $77.5 million in U.S. dollars (“USD”) was funded through a combination of cash on hand and borrowings under a $75.0 million Reducing Revolving Line of credit facility.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three and six months ended June 30, 2011 and 2010.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended June 30, 2011	% of Treatment and Disposal Revenue (1) for the Three Months ended June 30, 2010
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	45%	46%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base Business and Event clean-up business.	15%	11%

Government	Federal and State government clean-up project waste, comprised of both Base Business and Event clean-up business.	12%	22%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	12%	12%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	12%	1%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	8%

(1) Excludes all transportation service revenue

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Six Months ended June 30, 2011	% of Treatment and Disposal Revenue (1) for the Six Months ended June 30, 2010

Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	46%	45%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base Business and Event clean-up business.	16%	12%

Government	Federal and State government clean-up project waste, comprised of both Base Business and Event clean-up business.	12%	19%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	11%	13%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	10%	3%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	5%	8%

(1) Excludes all transportation service revenue

A significant portion of our treatment and disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 40% and 37% of this revenue was derived from Event Business projects for the three and six months ended June 30, 2011. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary quarter to quarter. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year fluctuations in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure additional business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service approach has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned railcar fleet, which supplements railcars obtained under operating leases, has reduced our reliance on short-term rentals reducing transportation expenses and creating competitive advantages on specific projects.

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

We serve oil refineries, chemical production plants, steel mills, waste broker-aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, government programs and regulatory changes, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenue resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2011 and 2010 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended June 30,				Six Months Ended June 30,
share amounts)	2011	%	2010	%	2011	%	2010	%

Revenue	$39,537	100.0%	$19,832	100.0%	$73,680	100.0%	$39,372	100.0%
Direct operating costs	18,325	46.3%	9,725	49.0%	36,015	48.9%	20,010	50.8%
Transportation costs	8,134	20.6%	2,964	14.9%	15,118	20.5%	5,644	14.3%

Gross profit	13,078	33.1%	7,143	36.1%	22,547	30.6%	13,718	34.9%

Selling, general and administrative expenses	5,324	13.5%	3,343	16.9%	10,152	13.8%	6,910	17.6%
Operating income	7,754	19.6%	3,800	19.2%	12,395	16.8%	6,808	17.3%

Other income (expense):
Interest income	5	0.0%	17	0.1%	15	0.0%	31	0.1%
Interest expense	(436)	-1.1%	—	0.0%	(882)	-1.2%	(1)	0.0%
Foreign currency gain (loss)	218	0.6%	(7)	-0.1%	1,468	2.0%	(24)	-0.1%
Other	73	0.2%	56	0.3%	172	0.2%	114	0.3%
Total other income (expense)	(140)	-0.3%	66	0.3%	773	1.0%	120	0.3%

Income before income taxes	7,614	19.3%	3,866	19.5%	13,168	17.8%	6,928	17.6%
Income taxes	2,929	7.5%	1,543	7.8%	5,223	7.1%	2,815	7.1%
Net income	$4,685	11.8%	$2,323	11.7%	$7,945	10.7%	$4,113	10.5%

Earnings per share:
Basic	$0.26		$0.13		$0.44		$0.23
Dilutive	$0.26		$0.13		$0.44		$0.23

Shares used in earnings per share calculation:
Basic	18,193		18,166		18,190		18,165
Dilutive	18,219		18,187		18,215		18,186

Dividends paid per share	$0.18		$0.18		$0.36		$0.36

Other Financial Data:
Adjusted EBITDA (1)	$11,877		$5,847		$20,479		$11,040

(1) For all periods presented, Adjusted EBITDA consists of net income plus net interest expense, income tax expense, depreciation, amortization, stock based compensation and accretion of closure and post closure liabilities. We also exclude foreign currency gain/loss and other income/expense as these amounts are not considered part of usual business operations. Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation to or as an alternative to, or substitute for, net income, cash flows generated by operations or other financial statement data presented in the consolidated financial statements as indicators of financial performance.

The following reconciliation itemizes the differences between reported net income and Adjusted EBITDA for the three and six months ended June, 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net Income	$4,685	$2,323	$7,945	$4,113
Income tax expense	2,929	1,543	5,223	2,815
Interest expense	436	—	882	1
Interest income	(5)	(17)	(15)	(31)
Foreign currency (gain) loss	(218)	7	(1,468)	24
Other (income) expense	(73)	(56)	(172)	(114)
Depreciation and amortization of plant and equipment	3,227	1,577	6,306	3,099
Amortization of intangibles	362	—	718	—
Stock-based compensation	210	202	413	595
Accretion of closure & post-closure liabilities	324	268	647	538

Adjusted EBITDA	$11,877	$5,847	$20,479	$11,040

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue - Revenue increased 99% to $39.5 million for the second quarter of 2011, up from $19.8 million in the second quarter of 2010. This increase reflects 85% growth in treatment and disposal revenue and 193% growth in transportation service revenue compared to the second quarter of 2010. Total revenue growth in the second quarter of 2011 includes $9.8 million from Stablex which was acquired on October 31, 2010. Excluding Stablex, treatment and disposal revenue during the second quarter of 2011 grew 39% as compared with the second quarter of 2010. Transportation service revenue grew 126% as compared to the same time period in 2010.

During the second quarter of 2011 we disposed of a total of 215,000 tons of waste, or 79% more than the 120,000 tons disposed of in the second quarter of 2010. Excluding Stablex, volumes increased 40% in the second quarter of 2011 compared to the second quarter of 2010. Average selling price increased 7% during the second quarter of 2011 compared to the same quarter last year due to the addition of Stablex and normal service mix.

During the second quarter of 2011, treatment and disposal revenue from recurring Base Business customers was 67% higher than the second quarter of 2010 and comprised 60% of non-transportation revenue. This compares to 65% of non-transportation Base Business revenue in the second quarter of 2010. Excluding Stablex, treatment and disposal revenue from recurring Base Business was 16% higher than the second quarter of 2010 and comprised 57% of non-transportation revenue. This increase primarily reflects higher revenue from broker and refinery customers.

Event Business revenue in the second quarter of 2011 increased 101% compared to the same quarter in 2010 and was 40% of non-transportation revenue for the second quarter of 2011. This compares to 35% of non-transportation Event Business in the second quarter of 2010.  Excluding Stablex, treatment and disposal revenue from Event Business increased 58% in the second quarter of 2011 compared to the second quarter of 2011 and comprised 43% of non-transportation revenue. As discussed further below, this primarily reflects increased treatment and disposal revenue from broker and private clean-up customer categories.

The following table summarizes our second quarter 2011 revenue growth (both Base and Event Business) by customer type as compared with the second quarter of 2010.

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Private clean-up	4229%
Other industry	137%
Refinery	80%
Broker	72%
Rate regulated	2%
Government	-3%

Treatment and disposal revenue from private clean-up customers increased 4229% in the second quarter of 2011 compared to the second quarter of 2010 including the addition of Stablex. Excluding Stablex, revenue from private clean-up customers increased 2715% in the second quarter of 2011 compared to the same period in 2010. This increase reflects multiple private remediation projects shipping in 2011 that were not shipping in 2010.

Our other industry revenue category increased 137% in the second quarter of 2011 compared to the second quarter of 2010. This increase primarily reflects the addition of Stablex. Excluding Stablex, other industry revenue increased 20% in the second quarter of 2011 compared to the second quarter of 2010.

Treatment and disposal revenue from our refinery customers increased 80% in the second quarter of 2011 compared to the same quarter in 2010. Excluding Stablex, treatment and disposal revenue from our refinery customers increased 68% due to higher volumes and slightly improved pricing on thermal recycling projects.

Our broker business increased 72% in the second quarter of 2011 compared to the same quarter in 2010. This increase primarily reflects the addition of Stablex. Excluding Stablex, broker business increased 16% in the second quarter of 2011 compared to the second quarter of 2010. This increase was the result of shipments from a brokered demilitarization project and higher shipments across a broad range of customers and industries.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 2% in the second quarter of 2011 compared to the second quarter of 2010. Our Richland facility operates under a State-approved annual revenue requirement. The increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 3% in the second quarter of 2011 compared to the second quarter of 2010. This decrease was primarily attributable to a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility in the second quarter of 2010 that was not replaced in 2011.  This decrease was partially offset by increased shipments from the USACE. Event Business under our USACE contract contributed $3.8 million, or 10% of total revenue in the second quarter of 2011 compared to $3.0 million, or 15%, of total revenue in the second quarter of 2010. Excluding transportation service revenue, treatment and disposal revenue with the USACE increased 34% in the second quarter of 2011 compared with the second quarter of 2010.

Gross Profit. Gross profit for the second quarter of 2011 increased 83% to $13.1 million, up from $7.1 million in the second quarter of 2010. This increase primarily reflects increased volumes of waste disposed in the second quarter of 2011 compared to the same period in 2010.

Gross margin was 33% in the second quarter of 2011, down from 36% in the second quarter of 2010. Our treatment and disposal gross margin (excluding transportation revenue and costs) was 43% in the second quarter of 2011 compared to 44% in the second quarter of 2010. The decrease in gross margin and treatment and disposal gross margin primarily reflects the addition of Stablex which has a lower gross margin than our other operations.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the second quarters of 2011 and 2010 were 13% and 17%, respectively. SG&A expenses were $5.3 million in the second quarter of 2011 and $3.3 million in the same quarter of 2010. The increase reflects $1.1 million in SG&A expenses related to the Stablex facility in the second quarter of

2011. Also contributing to the higher SG&A expenses during the second quarter of 2011 were increased sales commissions and other incentive compensation.

Interest expense. Interest expense is incurred on borrowings under our Credit Agreement.  Interest expense in the second quarter of 2011 was $436,000. There was no interest expense  in the second quarter of 2010. The increase in interest expense reflects borrowings on our Credit Agreement which were incurred primarily to acquire Stablex.

Foreign Currency Gain (Loss). In the second quarter of 2011, we recognized $218,000 in foreign currency gains compared to a foreign currency loss of $7,000 in the second quarter of 2010. Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2011 we had $57.0 million of intercompany loans subject to currency revaluation. During the second quarter of 2011, the CAD strengthened relative to the USD resulting in a $264,000 foreign currency translation gain in the Company’s Consolidated Statement of Operations.

Other income (expense). Other income (expense) includes non-operating business activities and unusual revenue and expenses. In the second quarter of 2011 and 2010, we recognized $73,000 and $56,000, respectively, in other income primarily royalty income from a previously sold municipal waste landfill in Texas.

Income tax expense. Our effective tax rate for the second quarter of 2011 was 38.5% down from 39.9% in the second quarter of 2010. The decrease in our effective tax rate reflects lower non-tax deductible expenses in the second quarter of 2011 as compared with the second quarter of 2010. At June 30, 2011 and December 31, 2010, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the three months ended June 30, 2011 and 2010 were not material.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue - Revenue increased 87% to $73.7 million for the first six months of 2011, up from $39.4 million in the first six months of 2010. This increase reflects 73% growth in treatment and disposal revenue and 181% growth in transportation service revenue compared to the first six months of 2010. Total revenue growth in the first six months of 2011 reflects $18.8 million from Stablex which was acquired on October 31, 2010. Excluding Stablex, treatment and disposal revenue during the first six months of 2011 grew 28% as compared with the same period of 2010. Transportation service revenue grew 118% as compared to the same time period in 2010.

During the first six months of 2011 we disposed of a total of 415,000 tons of waste, or 73% more than the 240,000 tons disposed of in the first six months of 2010. Excluding Stablex, volumes increased 34% in the first six months of 2011 compared to the same period of 2010. Average selling price increased 4% during the first six months of 2011 as compared to the same period last year on normal service mix.

During the first six months of 2011, treatment and disposal revenue from recurring Base Business customers was 69% higher than the first six months of 2010 and comprised 63% of non-transportation revenue. This compared to 64% of non-transportation Base Business revenue in the first six months of 2010. Excluding Stablex, treatment and disposal revenue from recurring Base Business was 18% higher than the first six months of 2010 and comprised 61% of non-transportation revenue. This increase primarily reflects higher revenue from refinery, broker and other industry customers.

Event Business revenue in the first six months of 2011 increased 73% compared to the same period in 2010 and was 37% of non-transportation revenue for the quarter. This compares to 36% of non-transportation Event Business in the first six months of 2010.  Excluding Stablex, treatment and disposal revenue from Event Business increased 35% in the first six months of 2011 compared to the same period of 2011 and comprised 39% of non-transportation revenue. As discussed further below, this reflects increased treatment and disposal revenue from private clean-up, broker and government customer categories.

The following table summarizes our revenue growth (both Base and Event Business) by customer type for the first six months of 2011 as compared with the first six months of 2010.

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Private clean-up	462%
Other industry	130%
Broker	75%
Refinery	43%
Government	7%
Rate regulated	2%

Treatment and disposal revenue from private clean-up customers increased 462% in the first six months of 2011 compared to the first six months of 2010 including the addition of Stablex. Excluding Stablex, revenue from private clean-up customers increased 242% in the first six months of 2011 compared to the same period in 2010. This increase is due to a larger a number of private remediation projects shipping in 2011 that were not shipping in 2010.

Our other industry revenue category increased 130% in the first six months of 2011 compared to the first six months of 2010. This increase primarily reflects the addition of Stablex. Excluding Stablex, other industry revenue increased 13% in the first six months of 2011 compared to the same period of 2010.

Our broker business increased 75% in the first six months of 2011 compared to the same period in 2010. This increase primarily reflects the addition of the Stablex facility in the current year. Excluding Stablex, broker business increased 20% in the first six months of 2011 compared to the first six months of 2010. This increase was the result of shipments from a brokered demilitarization project and higher shipments across a broad range of customers and industries.

Treatment and disposal revenue from our refinery customers increased 43% in the first six months of 2011 compared to the same period in 2010. This increase includes the addition of Stablex in the current year. Excluding Stablex, treatment and disposal revenue from our refinery customers increased 34% reflecting higher volumes and slightly improved pricing of thermal recycling projects.

Government clean-up business revenue increased 7% in the first six months of 2011 compared to the first six months of 2010. This increase was primarily attributable to a remedial clean-up project from the Department of Energy and increased shipments from the USACE. Event Business under our USACE contract contributed $7.4 million, or 10% of total revenue in the first six months of 2011 compared to $6.7 million, or 17%, of total revenue in the first six months of 2010. Excluding transportation service revenue, treatment and disposal revenue with the USACE increased 23% in the first six months of 2011 compared to the same period of 2010.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 2% in the first six months of 2011 compared to the first six months of 2010. Our Richland facility operates under a State-approved annual revenue requirement. The increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Gross Profit. Gross profit for the first six months of 2011 increased 64% to $22.5 million, up from $13.7 million in the first six months of 2010. This increase primarily reflects increased volumes of waste disposed in the first six months of 2011 compared to the same period in 2010.

Gross margin was 31% in the first six months of 2011, down from 35% in the first six months of 2010. Our treatment disposal gross margin (excluding transportation revenue and costs) was 40% in the first six months of 2011 compared to 42% in the first six months of 2010. This decrease primarily reflects the addition of Stablex and growth in our thermal recycling services, which have lower gross margins than our other operations.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the first six months of 2011 and 2010 were 14% and 18%, respectively. SG&A expenses were $10.2 million in the first six months of 2011 and $6.9 million in the same period of 2010. The increase reflects $2.2 million in SG&A expenses related to the Stablex facility in the first six months of 2011. Also contributing to the higher SG&A expenses during the first six months of 2011 were increased sales commissions, other incentive compensation and business development costs. SG&A in the first six months of 2010 included a $497,000 regulatory fine.

Interest expense. Interest expense is incurred on borrowings under our Credit Agreement.  Interest expense in the first six months of 2011 was $882,000 compared to $1,000 in the same period of 2010. The increase in interest expense reflects higher borrowings under our Credit Agreement which were incurred primarily to acquire Stablex.

Foreign Currency Gain (Loss). In the first six months of 2011, we recognized $1.5 million in foreign currency gains compared to a foreign currency loss of $24,000 in the first six months of 2010. Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations, based on the USD/CAD currency movements from period to period. At June 30, 2011, we had $57.0 million of intercompany loans subject to currency revaluation. During the first six months of 2011, the CAD strengthened relative to the USD resulting in a $1.6 million foreign currency translation gain in the Company’s Consolidated Statement of Operations.

Other income (expense). Other income (expense) includes non-operating business activities and unusual revenue and expenses. In the first six months of 2011 and 2010, we recognized $172,000 and $114,000, respectively, in other income primarily royalty income from a previously sold municipal waste landfill in Texas.

Income tax expense. Our effective tax rate for the six months of 2011 was 39.7% down from 40.6% in the first six months of 2010. The decrease in our effective tax rate reflects lower non-tax deductible expenses in the first six months of 2011 as compared with the same period in 2010. At June 30, 2011 and December 31, 2010, we had no significant unrecognized tax benefits. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the six months ended June 30, 2011 and 2010 were not material.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At June 30, 2011, we had $4.3 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest and principal payments and to continue paying dividends pursuant to our dividend policy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving Credit Agreement provide additional potential sources of liquidity should they be required.

Operating Activities - For the six months ended June 30, 2011, net cash provided by operating activities was $15.2 million. This primarily reflects net income of $7.9 million, decreases in accounts receivable of $3.1 million, increases in deferred income tax liabilities of $690,000 and depreciation and amortization and accretion of $7.7 million. Partially offsetting these sources of cash were decreases in income tax payable of $2.5 million and unrealized foreign currency non-cash translation gains of $1.6 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in accounts receivable is primarily attributable to the timing of significant customer payments received in the first six months of 2011. Days sales outstanding were 67 days as of June 30, 2011, compared to 65 days at December 31, 2010 and 61 days at June 30, 2010.

For the six months ended June 30, 2010, net cash provided by operating activities was $10.2 million. This reflects net income of $4.1 million, decreases in receivables of $2.8 million and depreciation and amortization and accretion of $3.6 million. Partially offsetting these sources of cash were decreases in accounts payable and accrued liabilities of $1.1 million.

Investing Activities - For the six months ended June 30, 2011, net cash used in investing activities was $5.6 million primarily related to capital expenditures of $5.7 million. Significant capital projects included construction of additional disposal capacity and treatment facility upgrades at our Beatty, Nevada location, construction of a new catalyst handling equipment in Robstown, Texas and equipment purchases at all five operating disposal facilities.

For the six months ended June 30, 2010, net cash used in investing activities was $5.8 million, including capital expenditures of $4.9 million and net purchases of short-term investments totaling $1.6 million.  Partially offsetting cash outflows was a reduction in our restricted cash balances of $686,000.

Financing Activities - For the six months ended June 30, 2011, net cash used in financing activities was $11.6 million and included repayments, net of borrowings, on our credit facility of $5.0 million and payment of dividends to our stockholders of $6.6 million.

For the six months ended June 30, 2010, net cash used in financing activities was $6.5 million, reflecting payment of dividends to our stockholders.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011. There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have minimal interest rate risk on investments or other assets due to our general preservation of capital approach to investments. At June 30, 2011, approximately $4.3 million was held in cash and cash equivalents.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At June 30, 2011, we had $58.0 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 2.64% and no amount borrowed on the Revolving Line of Credit bearing an interest rate of 2.09%.  If interest rates were to rise we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $58.0 million under our credit facility at June 30, 2011, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $580,000 per year.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the first six months of 2011, Stablex transacted approximately 48% of its revenue in USD. We maintain cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to foreign currency translation gains or losses. Exchange rate fluctuations also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of our tax and treasury management allowing for repayment of third-party bank debt used to complete the acquisition.  At June 30, 2011 we have $57.0 million of intercompany loans subject to foreign currency revaluation. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with fluctuations in the CAD. During the first six months of 2011, the CAD strengthened as compared to the USD resulting in a $1.6 million foreign currency translation gain recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans. Based on intercompany balances as of June 30, 2011 a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2011 would have generated approximately $570,000 of gains or losses for the six months ended June 30, 2011.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011 could harm our business, prospects, operating results, and financial condition.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Any downgrade in the credit of the U.S. Government could result in a failure to make or a material delay in payments which could have a material adverse effect on our cash flow and ability to pay our obligations.

USACE is our largest customer and accounted for 10% and 15% of total revenue for the three months ended June 30, 2011 and 2010, respectively, and 10% and 17% for the six months ended June 30, 2011 and 2010, respectively. No other customer represented more than 10% of total revenue for the three and six months ended June 30, 2011 and 2010. At least one nationally recognized statistical rating organization has announced that it has placed the U.S. Government’s credit rating on review for a possible downgrade. If the U.S. Government credit rating is downgraded it may result in the U.S. Government having difficulty borrowing additional funds and therefore may stop or delay making payments on its obligations, including fees payable to us. A failure by the U.S. Government to pay or a material delay in payments to us could have a material adverse effect on our cash flow and our ability to pay our obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	First Amendment to the Credit Agreement with Wells Fargo Bank

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders Equity, and (v) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 5, 2011	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer