Form 10-Q
period 2011-09-30
US ECOLOGY, INC.
filed 2011-11-08
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 4, 2011 was 18,317,514.

US ECOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
Assets

Current Assets:
Cash and cash equivalents	$6,059	$6,342
Receivables, net	28,708	33,553
Prepaid expenses and other current assets	2,709	2,635
Income taxes receivable	29	—
Deferred income taxes	872	455
Total current assets	38,377	42,985

Property and equipment, net	101,038	105,822
Restricted cash	4,115	4,115
Intangible assets, net	38,863	41,740
Goodwill	20,815	21,790
Other assets	721	897
Total assets	$203,929	$217,349

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,516	$5,033
Deferred revenue	4,076	3,620
Accrued liabilities	9,031	8,188
Accrued salaries and benefits	4,459	4,051
Income taxes payable	971	2,615
Current portion of closure and post-closure obligations	2,462	778
Current portion of capital lease obligations	3	7
Total current liabilities	26,518	24,292

Long-term closure and post-closure obligations	14,788	15,995
Long-term capital lease obligations	1	3
Reducing revolving line of credit	48,000	63,000
Other long-term liabilities	157	201
Unrecognized tax benefits	429	—
Deferred income taxes	18,068	19,146
Total liabilities	107,961	122,637

Contingencies and commitments

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,318 and 18,311 shares issued, respectively	183	183
Additional paid-in capital	62,188	61,892
Retained earnings	35,779	33,940
Treasury stock, at cost, 93 and 119 shares, respectively	(1,555)	(1,979)
Accumulated other comprehensive (loss) income	(627)	676
Total stockholders’ equity	95,968	94,712
Total liabilities and stockholders’ equity	$203,929	$217,349

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$39,670	$25,984	$113,350	$65,356
Other direct operating costs	18,810	10,229	54,825	30,239
Transportation costs	5,571	5,383	20,689	11,027

Gross profit	15,289	10,372	37,836	24,090

Selling, general and administrative expenses	5,722	3,929	15,874	10,839

Operating income	9,567	6,443	21,962	13,251

Other income (expense):
Interest income	6	16	21	47
Interest expense	(395)	—	(1,277)	(1)
Foreign currency loss	(3,661)	(35)	(2,193)	(59)
Other	73	65	245	179

Total other income (expense)	(3,977)	46	(3,204)	166

Income before income taxes	5,590	6,489	18,758	13,417
Income tax expense	1,864	2,551	7,087	5,366

Net income	$3,726	$3,938	$11,671	$8,051

Earnings per share:
Basic	$0.20	$0.22	$0.64	$0.44
Diluted	$0.20	$0.22	$0.64	$0.44

Shares used in earnings per share calculation:
Basic	18,202	18,172	18,194	18,167
Diluted	18,227	18,186	18,219	18,186

Dividends paid per share	$0.18	$0.18	$0.54	$0.54

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$11,671	$8,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,911	5,011
Amortization of intangible assets	1,076	—
Accretion of closure and post-closure obligations	970	830
Unrealized foreign currency loss	2,217	—
Deferred income taxes	(904)	117
Stock-based compensation expense	623	789
Unrecognized tax benefits	429	—
Net loss on sale of property and equipment	99	167
Changes in assets and liabilities:
Receivables	4,585	(1,456)
Income tax receivable	(31)	—
Other assets	80	(646)
Accounts payable and accrued liabilities	2,392	1,884
Deferred revenue	516	483
Accrued salaries and benefits	483	(78)
Income tax payable	(1,646)	861
Closure and post-closure obligations	(437)	(215)
Other	—	18
Net cash provided by operating activities	32,034	15,816

Cash Flows From Investing Activities:
Purchases of property and equipment	(7,493)	(9,023)
Proceeds from sale of property and equipment	57	61
Purchases of short-term investments	—	(4,998)
Maturities of short-term investments	—	6,375
Restricted cash	—	686
Net cash used in investing activities	(7,436)	(6,899)

Cash Flows From Financing Activities:
Payments on reducing revolving line of credit	(29,400)	—
Proceeds from reducing revolving line of credit	14,400	—
Dividends paid	(9,832)	(9,816)
Proceeds from stock option exercises	97	—
Payment of capital lease obligations	(6)	(9)
Net cash used in financing activities	(24,741)	(9,825)

Effect of foreign exchange rate changes on cash	(140)	—

Decrease in cash and cash equivalents	(283)	(908)

Cash and cash equivalents at beginning of period	6,342	31,347

Cash and cash equivalents at end of period	$6,059	$30,439

Supplemental Disclosures
Income taxes paid, net of receipts	$9,233	$4,387
Interest paid	986	—
Non-cash investing and financing activities:
Capital expenditures in accounts payable	868	868
Closure/Post-closure retirement asset	—	1,257
Restricted stock issued from treasury shares	$424	$611

See Notes to Consolidated Financial Statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($s in thousands)
(unaudited)

	Common Shares Issued	Par Value Common Stock	Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance 12-31-2009	18,305,614	$183	$61,459		$—	$34,446	$(2,590)	$93,498
Net income	—	—	—	$8,051	—	8,051	—	8,051
Comprehensive income	—	—	—	$8,051	—	—	—	—
Dividend paid	—	—	—		—	(9,816)	—	(9,816)
Stock-based compensation	—	—	789		—	—	—	789
Issuance of restricted common stock from treasury shares	—	—	(611)		—	—	611	—
Balance 9-30-2010	18,305,614	$183	$61,637		$—	$32,681	$(1,979)	$92,522

Balance 12-31-2010	18,310,614	$183	$61,892		$676	$33,940	$(1,979)	$94,712
Net income	—	—	—	$11,671	—	11,671	—	11,671
Foreign currency translation	—	—	—	(1,303)	(1,303)	—	—	(1,303)
Comprehensive income	—	—	—	$10,368	—	—	—	—
Dividend paid	—	—	—		—	(9,832)	—	(9,832)
Stock option exercises	6,900	—	97		—	—	—	97
Stock-based compensation	—	—	623		—	—	—	623
Issuance of restricted common stock from treasury shares	—	—	(424)		—	—	424	—
Balance 9-30-2011	18,317,514	$183	$62,188		$(627)	$35,779	$(1,555)	$95,968

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011. The results of operations and cash flows for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Financial Instruments. Cash and cash equivalents, accounts receivable, short-term borrowings, restricted cash, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments.

NOTE 2 — ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income/(loss) were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Cumulative adjustment of foreign currency statements	$(627)	$676
Accumulated other comprehensive (loss) income	$(627)	$676

NOTE 3 — CONCENTRATION AND CREDIT RISK

Major Customers. No customer represented more than 10% of total revenue for the three and nine months ended September 30, 2011.  Revenue under the Company’s multiple year disposal contract with the U.S. Army Corps of Engineers (“USACE”) represented 19% and 18% of total revenue for the three and nine months ended September 30, 2010, respectively. Revenue from General Electric, Inc. (“GE”) represented 11% of total revenue for the three months ended September 30, 2010.  No other customer represented more than 10% of total revenue for the three and nine months ended September 30, 2010.

No customers accounted for more than 10% of total trade receivables as of September 30, 2011.  The following customers accounted for more than 10% of total trade receivables as of December 31, 2010:

Percent of Receivables
December 31,
Customer	2010

U.S. Army Corps of Engineers	12%
Honeywell International, Inc.	10%
General Electric, Inc.	10%

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

NOTE 4 — RECEIVABLES

Receivables were as follows:

	September 30,	December 31,
(in thousands)	2011	2010

Trade	$26,699	$32,221
Unbilled revenue	1,434	1,463
Other	1,083	207
	29,216	33,891
Allowance for doubtful accounts	(508)	(338)
	$28,708	$33,553

NOTE 5 — PROPERTY AND EQUIPMENT

	September 30,	December 31,
(in thousands)	2011	2010

Cell development costs	$61,510	$58,944
Land and improvements	13,083	13,016
Buildings and improvements	51,017	44,228
Railcars	17,375	17,375
Vehicles and other equipment	33,051	31,252
Construction in progress	3,331	10,556
	179,367	175,371
Accumulated depreciation and amortization	(78,329)	(69,549)
	$101,038	$105,822

Depreciation expense for the three months ended September 30, 2011 and 2010 was $3.6 million and $1.9 million, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $9.9 million and $5.0 million, respectively.

NOTE 6 — BUSINESS COMBINATION

On October 31, 2010, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada Inc. and Gulfstream TLC, Inc. (collectively “Stablex”). The following unaudited pro forma financial information presents the combined results of operations as if Stablex had been combined with us beginning on January 1, 2010. The pro forma financial information includes the accounting impact of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment and interest expense.  The unaudited pro forma financial information is presented for informational purposes only.  It is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

	(unaudited)	(unaudited)
(in thousands, except per share data)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Pro forma combined revenues	$29,895	$85,355
Pro forma combined net income	$2,922	$6,080
Earnings per share
Basic	$0.16	$0.33
Dilutive	$0.16	$0.33

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of September 30, 2011 and December 31, 2010 reflect our acquisition of Stablex on October 31, 2010 (see Note 6). Prior to the acquisition of Stablex, the Company had no goodwill or intangible assets. The goodwill has been assigned to the Operating Disposal Facilities reporting segment. Changes in goodwill for the three and nine months ended September 30, 2011 were as follows:

(in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance, beginning of period	$22,419	$21,790
Foreign currency translation	(1,604)	(975)
Balance, end of period	$20,815	$20,815

Below is a summary of amortizable and other intangible assets:

	September 30,	December 31,
(in thousands)	2011	2010
Amortized intangible assets
Developed software	$337	$352
Database	96	100
Customer relationships	3,919	4,102
Technology - Formulae and processes	8,740	9,149
Permits, licenses and lease	26,844	28,101
	39,936	41,804

Accumulated amortization	(1,236)	(235)

Unamortized intangible assets
Tradename	163	171
	$38,863	$41,740

Amortization expense for the three and nine months ended September 30, 2011 was $358,000 and $1.1 million, respectively. There was no amortization of intangibles in the three and nine months ended September 30, 2010.

NOTE 8 — DEBT

We have a credit agreement (the “Credit Agreement”) with Wells Fargo which provides for borrowings in an aggregate of $89.4 million, net of commitment reductions.  The Credit Agreement provides a $20.0 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of June 15, 2013 and a $69.4 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”), net of commitment reductions with a maturity date of November 1, 2015.

Revolving Line of Credit

The Revolving Line of Credit provides up to $20 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  These revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At September 30, 2011, the effective interest rate of the Revolving Line of Credit was 1.9%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2011 and December 31, 2010 there were no amounts outstanding under the Revolving Line of Credit. At September 30, 2011, the availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million, the proceeds of which were used to acquire all of the shares of Stablex, and thereafter will be used to provide financing for working capital needs (the “Reducing Revolving Commitment Amount”). The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, and continuing through November 1, 2015. At September 30, 2011, the net commitment amount under the Reducing Revolving Line of Credit after consideration of scheduled commitment reductions was $69.4 million. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At September 30, 2011, the effective interest rate of the Reducing Revolving Line of Credit was 2.4%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable. There was $48.0 million and $63.0 million outstanding on the Reducing Revolving Line of Credit at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the availability for additional borrowings under the Reducing Revolving Line of Credit was $21.4 million.

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

At September 30, 2011, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to reported closure and post-closure obligations were as follows:

(in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Beginning obligation	$17,314	$16,773
Accretion expense	323	970
Payments	(281)	(431)
Currency translation	(106)	(62)
Ending obligation	17,250	17,250
Less current portion	(2,462)	(2,462)
Long-term portion	$14,788	$14,788

NOTE 10 — INCOME TAXES

During the three months ended September 30, 2011, the Company recorded unrecognized tax benefits of $420,000 and accrued interest of $9,000 related to filing positions taken on our recently filed 2010 U.S. income tax returns.  As of September 30, 2011, we had unrecognized tax benefits of $429,000 (including interest of $9,000) that, if recognized, would positively affect the effective tax rate.  We had no unrecognized tax benefits as of December 31, 2010. The Company does not anticipate the total unrecognized tax benefits to increase or decrease materially within the next twelve months. We recognize interest assessed by taxing authorities as a component of interest expense. We recognize any penalties assessed by taxing authorities as a component of selling, general and administrative expenses. Interest and penalties for the three and nine months ended September 30, 2011 and 2010 were not material.

Our effective tax rate for the three and nine months ended September 30, 2011 was 33.4% and 37.8%, respectively, down from 39.3% and 40.0% for the three and nine months ended September 30, 2010, respectively. The decrease in our effective tax rate reflects a reduction in our estimated state income tax rate, favorable adjustments resulting from filing our 2010 income tax returns and higher earnings levels in 2011 as compared with the same period in 2010.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2008 through 2010. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2006 through 2010. We are currently not aware of any examinations by taxing authorities.

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

NOTE 12 — COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended September 30,
	2011		2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$3,726	$3,726	$3,938	$3,938
Weighted average common shares outstanding	18,202	18,202	18,172	18,172

Dilutive effect of stock options and restricted stock		25		14
Weighted average shares outstanding		18,227		18,186

Earnings per share	$0.20	$0.20	$0.22	$0.22
Anti-dilutive shares excluded from calculation		308		342

	Nine Months Ended September 30,
	2011		2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$11,671	$11,671	$8,051	$8,051
Weighted average common shares outstanding	18,194	18,194	18,167	18,167

Dilutive effect of stock options and restricted stock		25		19
Weighted average shares outstanding		18,219		18,186

Earnings per share	$0.64	$0.64	$0.44	$0.44
Anti-dilutive shares excluded from calculation		327		333

NOTE 13 — TREASURY STOCK

During the nine months ended September 30, 2011, the Company issued 25,400 shares of restricted stock from our treasury stock position at an average cost of $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2011
Revenue - Treatment and disposal	$34,558	$6	$—	$34,564
Revenue - Transportation services	5,106	—	—	5,106
Total revenue	39,664	6	—	39,670
Other direct operating costs	18,752	58	—	18,810
Transportation costs	5,571	—	—	5,571
Gross profit (loss)	15,341	(52)	—	15,289
Selling, general & administration	2,925	—	2,797	5,722
Operating income (loss)	12,416	(52)	(2,797)	9,567
Interest income (expense), net	6	—	(395)	(389)
Foreign currency gain (loss)	218	—	(3,879)	(3,661)
Other income	73	—	—	73
Income (loss) before tax	12,713	(52)	(7,071)	5,590
Income tax expense	—	—	1,864	1,864
Net income (loss)	$12,713	$(52)	$(8,935)	$3,726
Depreciation, amortization & accretion	$4,217	$55	$13	$4,285
Capital expenditures	$1,773	$—	$46	$1,819
Total assets	$194,961	$91	$8,877	$203,929

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Three months ended September 30, 2010
Revenue - Treatment and disposal	$20,662	$9	$—	$20,671
Revenue - Transportation services	5,313	—	—	5,313
Total revenue	25,975	9	—	25,984
Other direct operating costs	10,171	58	—	10,229
Transportation costs	5,383	—	—	5,383
Gross profit (loss)	10,421	(49)	—	10,372
Selling, general & administration	1,214	—	2,715	3,929
Operating income (loss)	9,207	(49)	(2,715)	6,443
Interest income (expense), net	3	—	13	16
Foreign currency gain (loss)	(35)	—	—	(35)
Other income	61	4	—	65
Income (loss) before tax	9,236	(45)	(2,702)	6,489
Income tax expense	—	—	2,551	2,551
Net income (loss)	$9,236	$(45)	$(5,253)	$3,938
Depreciation, amortization & accretion	$2,142	$51	$11	$2,204
Capital expenditures	$4,124	$20	$—	$4,144
Total assets	$92,306	$57	$36,140	$128,503

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2011
Revenue - Treatment and disposal	$94,113	$17	$—	$94,130
Revenue - Transportation services	19,220	—	—	19,220
Total revenue	113,333	17	—	113,350
Other direct operating costs	54,653	172	—	54,825
Transportation costs	20,689	—	—	20,689
Gross profit (loss)	37,991	(155)	—	37,836
Selling, general & administration	7,757	—	8,117	15,874
Operating income (loss)	30,234	(155)	(8,117)	21,962
Interest income (expense), net	19	—	(1,275)	(1,256)
Foreign currency gain (loss)	125	—	(2,318)	(2,193)
Other income	244	1	—	245
Income (loss) before tax	30,622	(154)	(11,710)	18,758
Income tax expense	—	—	7,087	7,087
Net income (loss)	$30,622	$(154)	$(18,797)	$11,671
Depreciation, amortization & accretion	$11,757	$164	$36	$11,957
Capital expenditures	$7,369	$12	$112	$7,493
Total assets	$194,961	$91	$8,877	$203,929

(in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Nine months ended September 30, 2010
Revenue - Treatment and disposal	$55,003	$22	$—	$55,025
Revenue - Transportation services	10,331	—	—	10,331
Total revenue	65,334	22	—	65,356
Other direct operating costs	30,028	211	—	30,239
Transportation costs	11,027	—	—	11,027
Gross profit (loss)	24,279	(189)	—	24,090
Selling, general & administration	3,957	—	6,882	10,839
Operating income (loss)	20,322	(189)	(6,882)	13,251
Interest income (expense), net	5	—	41	46
Foreign currency gain (loss)	(59)	—	—	(59)
Other income	171	8	—	179
Income (loss) before tax	20,439	(181)	(6,841)	13,417
Income tax expense	—	—	5,366	5,366
Net income (loss)	$20,439	$(181)	$(12,207)	$8,051
Depreciation, amortization & accretion	$5,654	$152	$35	$5,841
Capital expenditures	$9,000	$20	$3	$9,023
Total assets	$92,306	$57	$36,140	$128,503

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
United States	$30,248	$25,984	$85,100	$65,356
Canada	9,422	—	28,250	—
	$39,670	$25,984	$113,350	$65,356

Long-lived assets by geographic location, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
(in thousands)	2011	2010
United States	$73,080	$74,734
Canada	66,821	72,828
	$139,901	$147,562

NOTE 15 — SUBSEQUENT EVENT

On October 3, 2011, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 14, 2011. The dividend was paid using cash on hand on October 21, 2011 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2011, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of cash flows and of stockholders’ equity for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2011

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

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring “Base” or “Event” clean-up business).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three and nine months ended September 30, 2011 and 2010.

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Three Months ended September 30, 2011	% of Treatment and Disposal Revenue (1) for the Three Months ended September 30, 2010
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	57%	38%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base Business and Event clean-up business.	14%	9%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	11%	15%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	8%	7%

Government	Federal and State government clean-up project waste, comprised of both Base Business and Event clean-up business.	6%	24%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	7%

(1) Excludes all transportation service revenue

Customer Category	Description	% of Treatment and Disposal Revenue (1) for the Nine Months ended September 30, 2011	% of Treatment and Disposal Revenue (1) for the Nine Months ended September 30, 2010
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event clean-up business.	50%	42%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base Business and Event clean-up business.	15%	11%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	11%	8%

Government	Federal and State government clean-up project waste, comprised of both Base Business and Event clean-up business.	10%	21%

Refinery	Petroleum refinery customers, comprised of both Base and Event clean-up business.	10%	11%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	7%

(1) Excludes all transportation service revenue

A significant portion of our treatment and disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. Approximately 43% and 39% of this revenue was derived from Event Business projects for the three and nine months ended September 30, 2011, respectively. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from Base Business also vary quarter to quarter. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year fluctuations in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure additional business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service approach has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned railcar fleet has reduced our reliance on short-term rentals reducing transportation expenses and creating competitive advantages on specific projects.

The increased waste volumes resulting from projects won through this bundling strategy drive operating leverage and increased profitability. While waste treatment and other variable costs are project-specific, the earnings contribution from the individual projects generally increases as overall disposal volumes increase. Management believes that maximizing cash flow, operating income and earnings per share is a higher priority than maintaining or increasing gross margin. We plan to continue aggressively bidding for bundled transportation and disposal services based on this strategy.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2011 and 2010 in dollars and as a percentage of total revenue.

(in thousands, except per	Three Months Ended September 30,				Nine Months Ended September 30,
share amounts)	2011	%	2010	%	2011	%	2010	%

Revenue	$39,670	100.0%	$25,984	100.0%	$113,350	100.0%	$65,356	100.0%
Direct operating costs	18,810	47.4%	10,229	39.4%	54,825	48.4%	30,239	46.3%
Transportation costs	5,571	14.0%	5,383	20.7%	20,689	18.3%	11,027	16.9%

Gross profit	15,289	38.6%	10,372	39.9%	37,836	33.3%	24,090	36.8%

Selling, general and administrative expenses	5,722	14.4%	3,929	15.1%	15,874	14.0%	10,839	16.6%
Operating income	9,567	24.2%	6,443	24.8%	21,962	19.3%	13,251	20.2%

Other income (expense):
Interest income	6	0.0%	16	0.1%	21	0.0%	47	0.1%
Interest expense	(395)	-1.0%	—	0.0%	(1,277)	-1.1%	(1)	0.0%
Foreign currency loss	(3,661)	-9.2%	(35)	-0.2%	(2,193)	-1.9%	(59)	-0.1%
Other	73	0.2%	65	0.3%	245	0.2%	179	0.3%
Total other income (expense)	(3,977)	-10.0%	46	0.2%	(3,204)	-2.8%	166	0.3%

Income before income taxes	5,590	14.2%	6,489	25.0%	18,758	16.5%	13,417	20.5%
Income taxes	1,864	4.8%	2,551	9.8%	7,087	6.3%	5,366	8.2%
Net income	$3,726	9.4%	$3,938	15.2%	$11,671	10.2%	$8,051	12.3%

Earnings per share:
Basic	$0.20		$0.22		$0.64		$0.44
Dilutive	$0.20		$0.22		$0.64		$0.44

Shares used in earnings per share calculation:
Basic	18,202		18,172		18,194		18,167
Dilutive	18,227		18,186		18,219		18,186

Dividends paid per share	$0.18		$0.18		$0.54		$0.54

Other Financial Data:
Adjusted EBITDA (1)	$14,062		$8,841		$34,542		$19,881

(1) For all periods presented, Adjusted EBITDA consists of net income plus net interest expense, income tax expense, depreciation, amortization, stock based compensation and accretion of closure and post-closure liabilities. We also exclude foreign currency gain/loss and other income/expense as these amounts are not considered part of usual business operations. Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation to or as an alternative to, or substitute for, net income, cash flows generated by operations or other financial statement data presented in the consolidated financial statements as indicators of financial performance.

The following reconciliation itemizes the differences between reported net income and Adjusted EBITDA for the three and nine months ended September, 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Net Income	$3,726	$3,938	$11,671	$8,051
Income tax expense	1,864	2,551	7,087	5,366
Interest expense	395	—	1,277	1
Interest income	(6)	(16)	(21)	(47)
Foreign currency loss	3,661	35	2,193	59
Other (income)	(73)	(65)	(245)	(179)
Depreciation and amortization of plant and equipment	3,604	1,912	9,911	5,011
Amortization of intangibles	358	—	1,076	—
Stock-based compensation	210	194	623	789
Accretion of closure & post-closure liabilities	323	292	970	830

Adjusted EBITDA	$14,062	$8,841	$34,542	$19,881

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue - Revenue increased 53% to $39.7 million for the third quarter of 2011, up from $26.0 million in the third quarter of 2010. This increase reflects 67% growth in treatment and disposal (“T&D”) revenue and a 4% decrease in transportation service revenue compared to the third quarter of 2010. Total revenue growth in the third quarter of 2011 includes $9.4 million from Stablex which was acquired on October 31, 2010. Excluding Stablex, T&D revenue during the third quarter of 2011 grew 26% as compared with the third quarter of 2010. Transportation service revenue decreased 20% as compared to the same time period in 2010.

During the third quarter of 2011 we disposed of a total of 287,000 tons of waste, or 20% more than the 240,000 tons disposed of in the third quarter of 2010. Excluding Stablex, volumes decreased 2% in the third quarter of 2011 compared to the third quarter of 2010. Average selling price increased 41% during the third quarter of 2011 compared to the same quarter last year due to a favorable service mix at our U.S. operations, the addition of higher priced treatment services provided at Stablex and general pricing increases.

During the third quarter of 2011, T&D revenue from recurring Base Business customers was 76% higher than the third quarter of 2010 and comprised 57% of T&D revenue. This compares to 53% of T&D revenue in the third quarter of 2010. Excluding Stablex, T&D revenue from recurring Base Business was 32% higher than the third quarter of 2010 and comprised 58% of T&D revenue. This increase primarily reflects higher revenue from broker and other industry customers.

Event Business revenue in the third quarter of 2011 increased 46% compared to the same quarter in 2010 and was 43% of T&D revenue for the third quarter of 2011. This compares to 47% of T&D in the third quarter of 2010.  Excluding Stablex, T&D revenue from Event Business increased 7% in the third quarter of 2011 compared to the third quarter of 2011 and comprised 42% of T&D revenue. As discussed further below, this primarily reflects increased T&D revenue from broker, refinery and private clean-up customer categories.

The following table summarizes our third quarter 2011 revenue growth (both Base and Event Business) by customer type as compared with the third quarter of 2010.

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Other industry	150%
Broker	142%
Refinery	80%
Private clean-up	22%
Rate regulated	-3%
Government	-62%

Our other industry revenue category increased 150% in the third quarter of 2011 compared to the third quarter of 2010. This increase primarily reflects the addition of Stablex. Excluding Stablex, other industry revenue increased 33% in the third quarter of 2011 compared to the third quarter of 2010 on strong shipments from numerous industrial based customers.

Our broker business increased 142% in the third quarter of 2011 compared to the same quarter in 2010. This increase primarily reflects the addition of Stablex. Excluding Stablex, broker business increased 65% in the third quarter of 2011 compared to the third quarter of 2010. This increase was the result of shipments across our broad broker base customer group including a brokered demilitarization project.

T&D revenue from our refinery customers increased 80% in the third quarter of 2011 compared to the same quarter in 2010. Excluding Stablex, T&D revenue from our refinery customers increased 58% due to higher volumes and improved pricing on thermal recycling projects.

T&D revenue from private clean-up customers increased 22% in the third quarter of 2011 compared to the third quarter of 2010. Excluding Stablex, revenue from private clean-up customers increased 22% in the third quarter of 2011 compared to the same period in 2010. This increase reflects multiple private remediation projects shipping in 2011 that were not shipping in 2010, partially offset by lower shipments from GE on the Hudson River cleanup project.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility decreased 3% in the third quarter of 2011 compared to the third quarter of 2010. Our Richland facility operates under a State-approved annual revenue requirement. The decrease is due to the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 62% in the third quarter of 2011 compared to the third quarter of 2010. This decrease was primarily attributable to lower shipments from the USACE and a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility in the third quarter of 2010 that was not replaced in 2011. Event Business under our USACE contract contributed $1.7 million, or 4% of total revenue in the third quarter of 2011 compared to $5.0 million, or 19%, of total revenue in the third quarter of 2010. Excluding transportation service revenue, T&D revenue with the USACE decreased 50% in the third quarter of 2011 compared with the third quarter of 2010.  This decrease was due to project-specific timing at the multiple USACE clean-up sites. No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.

Gross Profit. Gross profit for the third quarter of 2011 increased 47% to $15.3 million, up from $10.4 million in the third quarter of 2010. This increase primarily reflects increased volumes of waste disposed and higher average selling prices in the third quarter of 2011 compared to the same period in 2010.

Gross margin was 39% in the third quarter of 2011, down from 40% in the third quarter of 2010. Our T&D gross margin (which excludes transportation revenue and costs) was 46% in the third quarter of 2011 compared to 51% in the third quarter of 2010. The decrease in gross margin and T&D gross margin primarily reflects the addition of Stablex and increased contributions from our thermal recycling operations, both of which operate a lower gross margin than our other operations.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the third quarters of 2011 and 2010 were 14% and 15%, respectively. SG&A expenses were $5.7 million in the third quarter of 2011 and $3.9 million in the same quarter of 2010. The increase reflects $1.0 million in SG&A expenses related to the Stablex facility in the third quarter of 2011. Also contributing to the higher SG&A expenses during the third quarter of 2011 were increased incentive compensation and other general administrative costs resulting from increase business activity levels.

Interest expense. Interest expense is incurred on borrowings under our Credit Agreement.  Interest expense in the third quarter of 2011 was $395,000. There was no interest expense in the third quarter of 2010. The increase in interest expense reflects borrowings on our Credit Agreement which were incurred primarily to acquire Stablex.

Foreign Currency Gain (Loss). In the third quarter of 2011, we recognized $3.7 million in foreign currency losses compared to a foreign currency loss of $35,000 in the third quarter of 2010. Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2011 we had $51.0 million of intercompany loans subject to currency revaluation. During the third quarter of 2011, the CAD weakened relative to the USD resulting in a $3.8 million foreign currency translation loss in the Company’s Consolidated Statement of Operations.

Other income (expense). Other income (expense) includes non-operating business activities and unusual revenue and expenses. In the third quarter of 2011 and 2010, we recognized $73,000 and $65,000, respectively, in other income, primarily royalty income from a previously sold municipal waste landfill in Texas.

Income tax expense. Our effective tax rate for the third quarter of 2011 was 33.4% down from 39.3% in the third quarter of 2010. The decrease in our effective tax rate reflects a reduction in our estimated state income tax rate, favorable adjustments resulting from filing our 2010 income tax returns and higher earnings levels in 2011 as compared with the same period in 2010.  During the three months ended September 30, 2011, the Company recorded unrecognized tax benefits of $420,000 and accrued interest of $9,000 related to filing positions taken on our recently filed 2010 U.S. income tax returns.  As a result, as of September 30, 2011 we had unrecognized tax benefits of $429,000 (including interest of $9,000) that, if recognized, would favorably affect the effective tax rate.  We had no unrecognized tax benefits as of December 31, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue - Revenue increased 73% to $113.4 million for the first nine months of 2011, up from $65.4 million in the first nine months of 2010. This increase reflects 71% growth in T&D revenue and 86% growth in transportation service revenue compared to the first nine months of 2010. Total revenue growth in the first nine months of 2011 reflects $28.3 million from Stablex, which was acquired on October 31, 2010. Excluding Stablex, T&D revenue during the first nine months of 2011 grew 27% as compared with the same period of 2010. Transportation service revenue grew 47% as compared to the same time period in 2010.

During the first nine months of 2011 we disposed of a total of 701,000 tons of waste, or 46% more than the 479,000 tons disposed of in the first nine months of 2010. Excluding Stablex, volumes increased 16% in the first nine months of 2011 compared to the same period of 2010. Average selling price increased 20% during the first nine months of 2011 as compared to the same period last year as a result of favorable service mix at our U.S. operations and the addition of higher priced treatment services provided at Stablex.

During the first nine months of 2011, T&D revenue from recurring Base Business customers was 71% higher than the first nine months of 2010 and comprised 61% of T&D revenue. This compared to 60% of T&D revenue in the first nine months of 2010. Excluding Stablex, T&D revenue from recurring Base Business was 23% higher than the first nine months of 2010 and comprised 60% of T&D revenue. This increase primarily reflects higher revenue from refinery, broker and other industry customers.

Event Business revenue in the first nine months of 2011 increased 61% compared to the same period in 2010 and was 39% of T&D revenue in the first nine months of 2010. This compares to 40% of T&D revenue in the first nine months of 2010.  Excluding Stablex, T&D revenue from Event Business increased 23% in the first nine months of 2011 compared to the same period of 2010 and comprised 40% of T&D revenue. As discussed further below, this reflects increased T&D revenue from private clean-up, broker and refinery customer categories.

The following table summarizes our revenue growth (both Base and Event Business) by customer type for the first nine months of 2011 as compared with the first nine months of 2010.

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Other industry	137%
Private clean-up	134%
Broker	97%
Refinery	52%
Rate regulated	1%
Government	-22%

Our other industry revenue category increased 137% in the first nine months of 2011 compared to the first nine months of 2010. This increase primarily reflects the addition of Stablex. Excluding Stablex, other industry revenue increased 19% in the first nine months of 2011 compared to the same period of 2010.

T&D revenue from private clean-up customers increased 134% in the first nine months of 2011 compared to the first nine months of 2010, including the addition of Stablex. Excluding Stablex, revenue from private clean-up customers increased 78% in the first nine months of 2011 compared to the same period in 2010. This increase is due to an increased number of private remediation projects shipping in 2011 that were not shipping in 2010.

Our broker business increased 97% in the first nine months of 2011 compared to the same period in 2010. This increase primarily reflects the addition of the Stablex facility in the current year. Excluding Stablex, broker business increased 35% in the first nine months of 2011 compared to the first nine months of 2010. This increase was the result of shipments from a brokered demilitarization project and higher shipments across a broad range of customers and industries.

T&D revenue from our refinery customers increased 52% in the first nine months of 2011 compared to the same period in 2010. This increase includes the addition of Stablex in the current year. Excluding Stablex, T&D revenue from our refinery customers increased 40%, reflecting higher volumes and improved pricing of thermal recycling projects.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 1% in the first nine months of 2011 compared to the first nine months of 2010. Our Richland facility operates under a State-approved annual revenue requirement. The increase is due to the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 22% in the first nine months of 2011 compared to the first nine months of 2010. This decrease was primarily attributable to a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility in the first nine months of 2011 and lower shipments from the USACE. Event Business under our USACE contract contributed $9.1 million, or 8% of total revenue in the first nine months of 2011 compared to $11.7 million, or 18%, of total revenue in the first nine months of 2010. Excluding transportation service revenue, T&D revenue with the USACE decreased 8% in the first nine months of 2011 compared to the same period of 2010. This decrease was due to project-specific timing at the multiple USACE clean-up sites.  No USACE projects served by the Company were cancelled or awarded to competitors during the nine month period.

Gross Profit. Gross profit for the first nine months of 2011 increased 57% to $37.8 million, up from $24.1 million in the first nine months of 2010. This increase primarily reflects increased volumes of waste disposed and an increase in average selling price in the first nine months of 2011 compared to the same period in 2010.

Gross margin was 33% in the first nine months of 2011, down from 37% in the first nine months of 2010. Our T&D gross margin (which exclude transportation revenue and costs) was 42% in the first nine months of 2011 compared to 45% in the first nine months of 2010. This decrease primarily reflects the addition of Stablex and growth in our thermal recycling services, which have lower gross margins than our other operations.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the first nine months of 2011 and 2010 were 14% and 17%, respectively. SG&A expenses were $15.9 million in the first nine months of 2011 and $10.8 million in the same period of 2010. The increase reflects $3.3 million in SG&A expenses related to the Stablex facility in the first nine months of 2011. Also contributing to the higher SG&A expenses during the first nine months of 2011 were increased incentive compensation and other administrative costs resulting from increase business activity levels. SG&A expenses in the first nine months of 2010 included a $497,000 regulatory fine.

Interest expense. Interest expense is incurred on borrowings under our Credit Agreement.  Interest expense in the first nine months of 2011 was $1.3 million compared to $1,000 in the same period of 2010. The increase in interest expense reflects higher borrowings under our Credit Agreement which were incurred primarily to acquire Stablex.

Foreign Currency Gain (Loss). In the first nine months of 2011, we recognized $2.2 million in foreign currency losses compared to a foreign currency loss of $59,000 in the first nine months of 2010. Foreign currency loss reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations, based on the USD/CAD currency movements from period to period. At September 30, 2011, we had $51.0 million of intercompany loans subject to currency revaluation. During the first nine months of 2011, the CAD weakened relative to the USD resulting in a $2.3 million foreign currency translation loss in the Company’s Consolidated Statement of Operations.

Other income (expense). Other income (expense) includes non-operating business activities and unusual revenue and expenses. In the first nine months of 2011 and 2010, we recognized $245,000 and $179,000, respectively, in other income, primarily royalty income from a previously sold municipal waste landfill in Texas.

Income tax expense. Our effective tax rate for the nine months of 2011 was 37.8%, down from 40.0% in the first nine months of 2010. The decrease in our effective tax rate reflects a reduction in our estimated state income tax rate, favorable adjustments resulting from filing our 2010 income tax returns and higher earnings levels in 2011 as compared with the same period in 2010.  During the nine months ended September 30, 2011, the Company recorded unrecognized tax benefits of $420,000 and accrued interest of $9,000 related to filing positions taken on our recently filed 2010 U.S. income tax returns.  At September 30, 2011 we had unrecognized tax benefits of $429,000 (including interest of $9,000) that, if recognized, would favorably affect the effective tax rate.  We had no unrecognized tax benefits as of December 31, 2010. We recognize interest assessed by taxing authorities as interest expense. We recognize any penalties assessed by taxing authorities as SG&A expense. Interest and penalties for each of the nine months ended September 30, 2011 and 2010 were not material.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At September 30, 2011, we had $6.1 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest and principal payments and to continue paying dividends pursuant to our dividend policy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving Credit Agreement provide additional potential sources of liquidity should they be required.

Operating Activities - For the nine months ended September 30, 2011, net cash provided by operating activities was $32.0 million. This primarily reflects net income of $11.7 million, decreases in accounts receivable of $4.6 million, depreciation and amortization and accretion of $12.0 million and unrealized foreign currency losses of $2.2 million.  Partially offsetting these sources of cash were decreases in income tax payable of $1.6 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in accounts receivable is primarily attributable to the timing of significant customer payments received in the first nine months of 2011. Days sales outstanding were 68 days as of September 30, 2011, compared to 65 days at December 31, 2010 and 62 days at September 30, 2010.

For the nine months ended June 30, 2010, net cash provided by operating activities was $15.8 million. This reflects net income of $8.1 million, increases in accounts payable and accrued liabilities of $1.9 million, increases in taxes payable of $861,000, stock compensation of $789,000 and depreciation, amortization and accretion of $5.8 million.  Partially offsetting these sources of cash were increases in accounts receivable of $1.5 million.

Investing Activities - For the nine months ended September 30, 2011, net cash used in investing activities was $7.4 million primarily related to capital expenditures of $7.5 million. Significant capital projects included construction of additional disposal capacity and treatment facility upgrades at our Beatty, Nevada location, construction of a new catalyst handling equipment in Robstown, Texas and equipment purchases at all five operating disposal facilities.

For the nine months ended September 30, 2010, net cash used in investing activities was $6.9 million, including capital expenditures of $9.0 million.  Partially offsetting cash outflows were net maturities of short-term investments of $1.4 million and a reduction in our restricted cash balances of $686,000.

Financing Activities - For the nine months ended September 30, 2011, net cash used in financing activities was $24.7 million and included repayments, net of borrowings, on our credit facility of $15.0 million and payment of dividends to our stockholders of $9.8 million.

For the nine months ended September 30, 2010, net cash used in financing activities was $9.8 million, reflecting payment of dividends to our stockholders.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011. There were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have minimal interest rate risk on investments or other assets due to our general preservation of capital approach to investments. At September 30, 2011, approximately $6.1 million was held in cash and cash equivalents.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At September 30, 2011, we had $48.0 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 2.4% and no amount borrowed on the Revolving Line of Credit bearing an interest rate of 1.9%.  If interest rates were to rise we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $48.0 million under our credit facility at September 30, 2011, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $480,000 per year.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the first nine months of 2011, Stablex transacted approximately 41% of its revenue in USD. We maintain cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to foreign currency translation gains or losses. Exchange rate fluctuations also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of our tax and treasury management allowing for repayment of third-party bank debt used to complete the acquisition.  At September 30, 2011 we have $51.0 million of intercompany loans subject to foreign currency revaluation. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with fluctuations in the CAD. During the first nine months of 2011, the CAD weakened as compared to the USD resulting in a $2.3 million foreign currency translation loss recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans. Based on intercompany balances as of September 30, 2011 a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2011 would have generated approximately $510,000 of gains or losses for the nine months ended September 30, 2011.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the”SEC”), we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our 2010 Annual Report on Form 10-K filed with the SEC on March 15, 2011 could harm our business, prospects, operating results, and financial condition.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL) include:  (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders Equity, and (v) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 8, 2011	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President and Chief Financial Officer