Form 10-K
period 2011-12-31
US ECOLOGY, INC.
filed 2012-02-29
CIK 742126

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-11688

US ECOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3889638 (I.R.S. Employer Identification No.)
300 E. Mallard Dr., Suite 300
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2011 was approximately $306.8 million based on the closing price of $17.10 per share as reported on the NASDAQ Global Market System.

          At February 27, 2012, there were 18,320,214 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

          Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

  1.
  The registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 17, 2012 to be filed within 120 days after the registrant's fiscal year ended December 31, 2011, portions of which are incorporated by reference into Part III of this Form 10-K.

US ECOLOGY, INC.

FORM 10-K

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

        This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, repurchases of its stock under approved stock repurchase plans, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include the replacement of non-recurring event clean-up projects, a loss of a major customer, our ability to permit and contract for timely construction of new or expanded disposal cells, our ability to renew our operating permits or lease agreements with regulatory bodies, loss of key personnel, compliance with and changes to applicable laws, rules, or regulations, fluctuations in foreign currency markets, access to insurance, surety bonds and other financial assurances, a deterioration in our labor relations or labor disputes, our ability to perform under required contracts, failure to realize anticipated benefits and operational performance from acquired operations, adverse economic conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, access to cost effective transportation services, lawsuits, market conditions, our willingness or ability to pay dividends, implementation of new technologies and our ability to effectively close and integrate future acquisitions.

        Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section in this report could harm our business, prospects, operating results, and financial condition.

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

Item 1.    Business

General

        The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
US Ecology, the Company, "we," "our," "us"	US Ecology, Inc., and its subsidiaries
AEA	Atomic Energy Act of 1954 as amended
CEPA	Canadian Environmental Protection Act (1999)
CERCLA or "Superfund"	Comprehensive Environmental Response, Compensation and Liability Act of 1980
FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NRC	U.S. Nuclear Regulatory Commission
PCBs	Polychlorinated biphenyls
QEQA	Québec Environmental Quality Act
RCRA	Resource Conservation and Recovery Act of 1976
SEC	U. S. Securities and Exchange Commission
TCEQ	Texas Commission on Environmental Quality
TSCA	Toxic Substances Control Act of 1976
USACE	U.S. Army Corps of Engineers
USEPA	U.S. Environmental Protection Agency
WUTC	Washington Utilities and Transportation Commission

        US Ecology, through our subsidiaries, provides radioactive, hazardous, PCB and non-hazardous industrial waste management and recycling services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions and waste brokers/aggregators. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America. US Ecology and its predecessor companies have been in business for nearly 60 years. We operate within North America and employed 387 people as of December 31, 2011.

        Our filings with the SEC are posted on our website at www.usecology.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public can also obtain copies of these filings by visiting the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at www.sec.gov.

        US Ecology was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010, the Company changed its name from American Ecology Corporation to US Ecology, Inc. Our wholly-owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation ("USEN"); US Ecology Washington, Inc., a Delaware corporation ("USEW"); US Ecology Texas, Inc., a Delaware corporation ("USET"); US Ecology Idaho, Inc., a Delaware corporation ("USEI"); US Ecology Field Services, Inc., a Delaware corporation ("USEFS"), US Ecology California, Inc.; a Delaware corporation ("USEC"), US Ecology Stablex Holdings, Inc., a Delaware corporation ("USESH"); Stablex Canada Inc., a Canadian Federal Corporation ("Stablex"); and Gulfstream TLC Inc., a Delaware corporation ("GI"). US Ecology Illinois, Inc., a California corporation ("USE"), operates our closed property in Sheffield, Illinois. American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"), operates our closed property in Winona, Texas.

        We operate within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect our current operational status and internal reporting structure. Operating Disposal Facilities accept hazardous waste, LARM and LLRW and include our RCRA hazardous waste treatment and disposal facilities near Beatty, Nevada; Grand View, Idaho; Robstown, Texas; Blainville, Québec, Canada and our AEA disposal facility near Richland, Washington. Our Washington, Idaho and (to a lesser degree) Texas and Nevada facilities also accept certain NORM/NARM waste and LARM. Non-Operating Disposal Facilities include our former disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho and a former hazardous waste processing and deep-well injection operation in Winona, Texas. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Financial information with respect to each segment is further discussed in Note 17 to the consolidated financial statements located in Item 8—Financial Statements and Supplementary Data to this Form 10-K.

        The following table summarizes our subsidiaries, locations and services of each segment:

Subsidiary	Location	Services
Operating Disposal Facilities
USEI	Grand View, Idaho	Hazardous, non-hazardous industrial, PCB, NORM/NARM, LARM and mixed waste treatment and disposal, rail transfer station
USET	Robstown, Texas	Hazardous, non-hazardous industrial, LARM and NORM/NARM waste treatment and disposal, recycling services, rail transfer station
USEN	Beatty, Nevada	Hazardous, non-hazardous industrial, NORM and PCB waste treatment and disposal
USEW	Richland, Washington	LLRW, NORM/NARM and LARM waste disposal
Stablex	Blainville, Québec, Canada	Hazardous waste treatment and disposal
Non-Operating Disposal Facilities
USE	Sheffield, Illinois	Closed LLRW disposal facility under long-term care: State of Illinois is licensee
USE	Sheffield, Illinois	Non-operating hazardous waste disposal facility: USE is permittee
AEESC	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee
USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: USEI is permittee

Operating Disposal Facilities

        We derive revenue from treating and disposing of hazardous, non-hazardous industrial and radioactive waste in government permitted landfills. We also derive revenue from transportation services generally to get material from the customer location to one of our facilities. Treatment and disposal ("T&D") revenue can be broken down into two categories: "Base Business" and "Event Business." Base Business tends to be waste streams generated through on-going industrial process that is recurring in nature. Event Business is waste generated from a discrete waste clean-up project that is one-time in nature. The duration of Event Business projects can last from a one-week clean-up of a small contaminated site to a multiple year clean-up project.

        A significant portion (39% in 2011) of our disposal revenue is Event Business, which varies widely in size, duration and unit pricing. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from recurring customers ("Base Business") also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

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

        The types of waste received, also referred to as "service mix," can produce significant quarter-to-quarter and year-to-year variations in revenue, gross profit, gross margin, operating profit and net income for both Base Business and Event Business. Event Business contributed approximately 39% and 41% of disposal revenue (excluding transportation revenue) for the years ended December 31, 2011 and 2010, respectively. Base Business represented approximately 61% and 59% of disposal revenue (excluding transportation revenue) for the years ended December 31, 2011 and 2010, respectively. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the favorable operating leverage inherent to the largely fixed-cost nature of the waste disposal business. Contribution margin is influenced by whether the waste is directly disposed ("direct disposal") or requires the application of chemical reagents (variable costs) to treat the waste prior to disposal.

        To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may be bundled with for-profit logistics and field services support work.

        Grand View, Idaho RCRA/TSCA Facility.    Our Grand View, Idaho facility was purchased in 2001. It is located on 1,252 acres of Company-owned land approximately 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately two miles east of the facility, which is used as a clay source for disposal unit liner construction and 189 acres where our rail transfer station is located approximately 30 miles northeast of the disposal site. The disposal facility is permitted to accept hazardous, toxic and non-hazardous waste regulated under RCRA and TSCA. This facility is also permitted to accept certain NORM and NARM radioactive material and LARM exempted from NRC regulation for disposal purposes, including certain "mixed" hazardous and radioactive waste generated by commercial and government customers, including certain waste received under our USACE contract.

        Robstown, Texas RCRA Facility.    Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own 200 acres of adjacent land for future expansion. We also own 174 acres of non-adjacent land where we have operated a rail transfer station since 2006. This facility is permitted to accept hazardous and non-hazardous waste regulated under RCRA. The facility is regulated under a permit issued by the TCEQ and is permitted to accept certain NORM/NARM, LARM and mixed wastes. In 2008, we began providing hydrocarbon treatment and recycling services using thermal desorption equipment owned and operated by a third-party contractor.

        Beatty, Nevada RCRA/TSCA Facility.    Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. USEN leases 80 acres from the State of Nevada for hazardous and PCB waste treatment and disposal operations. This facility is also permitted to accept certain NORM radioactive material. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) the site reaches full capacity and can no longer accept waste (estimated life using 2011 volume of 7-8 years); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The Company-leased land is located within a 400 acre buffer zone leased by the State of Nevada from the federal government, which the Company believes is a viable location for future expansion to accommodate ongoing operations. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the USEPA. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for closure and post-closure costs.

        Richland, Washington LLRW Facility.    Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased from the State of Washington on the US Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State in 2005 for ten years with four ten-year renewal options. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement with the WUTC is effective from January 1, 2008 to January 1, 2014. The State assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State of Washington maintains a separate trust fund for future closure and post-closure costs.

        Blainville, Québec, Canada Facility ("Stablex").    Our Stablex facility, acquired in October 2010, has been in operation since 1983 and is located approximately 30 miles northwest of Montreal, Québec, Canada. Stablex owns and operates a treatment facility located on 25 acres. The Stablex disposal site is adjacent to the treatment facility on a 325 acre dedicated site leased from the Province of Québec. The lease between Stablex and the Province expires in 2018 with one five-year renewal term. The facility is authorized under the Environmental Quality Act by Order-in-Council for use exclusively for products treated and disposed by Stablex as the lessee. The Province assesses fees to fund a dedicated trust account to pay for post-closure costs at the disposal site. Stablex is responsible for closing each landfill prior to final closure of the facility. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the five-year permit period. Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil. While there are no specific restrictions on waste soils received from the U.S., non-soil waste received from the U.S. is limited to 350,000 metric tons (385,000 U.S. tons) over the five-year permit period.

Non-Operating Disposal Facilities

        Bruneau, Idaho RCRA Site.    This remote 83 acre desert site, acquired in conjunction with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring is expected to continue for approximately 18 years in accordance with permit and regulatory requirements.

        Sheffield, Illinois RCRA Site.    We previously operated two hazardous waste disposal areas next to the Sheffield LLRW disposal area. The first opened in 1968 and ceased operations in 1974. The second accepted waste from 1974 through 1983. We expect to perform groundwater remediation and monitoring at the site for approximately 14 more years.

        Winona, Texas Site.    From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until 1997 when we ceased operations. We are proceeding under a post-closure order with the State of Texas and expect to perform groundwater remediation and monitoring at the site for approximately 28 more years. We own a 297 acre buffer zone adjacent to the permitted site.

INDUSTRY

        During the 1970s and 1980s, industry growth was driven in the United States by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the clean-up of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the waste services industry. At the same time, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to reduce waste production. Waste volumes shipped for disposal from Superfund and other properties also diminished as contaminated sites were cleaned up. These factors led to highly competitive market conditions that still apply today.

        We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry-specific economic conditions, identification of new clean-up needs, clean-up project schedules and public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, expand waste throughput capabilities, employ innovative treatment techniques, build market share and ultimately increase profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

  •
  acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001;

  •
  expanding our radioactive material and hazardous waste permits to manage additional types of waste;

  •
  expanding our rail transportation services through a fleet of Company-owned and leased railcars;

  •
  constructing a second rail-to-truck transload building in Idaho and developing a rail transfer station in Texas;

  •
  constructing new, high-capacity waste treatment buildings in Texas and Nevada with automated waste treatment additive delivery systems and expanded waste storage capabilities;

  •
  opening an organic chemical waste treatment laboratory in Texas to improve treatment "recipes" and reduce costs at all three of our RCRA facilities;

  •
  establishing a thermal recycling service at our Robstown, Texas site which allows the facility to accept recyclable hydrocarbon-oil-bearing hazardous waste from petroleum refining, production and transportation practices;

  •
  constructing a specialized handling system for packaging thermally treated cracking catalyst at our Robstown, Texas facility in 2011, and

  •
  acquiring our Blainville, Québec, Canada treatment and disposal facility and rail transfer station in 2010.

        Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain LLRW Compacts, is one of two operating Compact disposal facilities in the nation. Both were in full operation for decades before passage of the federal LLRW Policy Act in 1980. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by Energy Solutions, Inc. ("Energy Solutions"), exclusively serves the three-state Atlantic Compact. LLRW from states outside the Northwest Compact region may be disposed at a non-compact, commercial disposal site in Clive, Utah, also operated by Energy Solutions. A fourth LLRW disposal facility, licensed by Waste Control Specialists, LLC and located near Andrews, Texas is expected to open in the near future. This facility is intended to serve the two-state Texas Compact as well as approved out-of-compact generators, pending availability.

        Pricing at the three operating AEA licensed LLRW disposal facilities heightened demand for more cost-effective disposal options for soil, debris, consumer products, industrial wastes and other materials containing LARM, including "mixed wastes," exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government clean-up projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost-effective alternative. Our Grand View, Idaho RCRA hazardous waste facility has significantly increased waste throughput based on permit modifications and project-specific approvals allowing expanded LARM acceptance. Our Robstown, Texas and Beatty, Nevada disposal facilities are also permitted to accept LARM on a more limited basis. We believe we are well positioned to grow our LARM business based on our:

  •
  longstanding disposal industry reputation and commercial branding dating from the 1960s;

  •
  environmental conditions and containment designs favoring permanent waste isolation;

  •
  existing permits, including recent modifications allowing additional waste types;

  •
  safety and regulatory compliance record;

  •
  decades of experience safely handling radioactive materials at multiple facilities;

  •
  high volume waste throughput capabilities, including rail transportation and field services support;

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

        We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit-specific requirements. Our Idaho and Texas facilities are also required to provide required financial assurance for closure and post-closure obligations should our facilities cease operations. Our Blainville, Québec operation is required to post commercial surety bonds to cover our closure obligations. Both human resource and capital investments are required to maintain compliance with these requirements.

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

        CERCLA and its amendments impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities and on parties who arranged for the transportation of hazardous substances. Liability under CERCLA may be imposed if releases of hazardous substances occur at treatment, storage or disposal sites. Since waste generators, transporters and those who arrange transportation are subject to the same liabilities, we believe they are motivated to minimize the number of disposal sites used. Disposal facilities require USEPA authorization to receive CERCLA wastes. Our three U.S. hazardous waste disposal facilities have this authorization.

        TSCA regulates the treatment, storage and disposal of PCBs. U.S. regulation and licensing of PCB wastes is the responsibility of the USEPA. Our Grand View, Idaho and Beatty, Nevada disposal facilities have TSCA treatment, storage and disposal permits. Our Robstown, Texas facility has a TSCA storage permit and may dispose of PCB-contaminated waste in limited concentrations not requiring a TSCA disposal permit.

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

        The Energy Policy Act of 2005 amended the AEA to classify discrete (i.e. concentrated versus diffuse) NORM/NARM as byproduct material. The law does not apply to interstate Compacts ratified by Congress pursuant to the LLRW Policy Act. NRC regulations issued in 2006 to implement the law, limit receipt of certain NARM waste at our Grand View, Idaho facility, to non-production accelerators. This restriction did not materially affect our business.

Canadian Hazardous Waste Regulation

        The Canadian federal government regulates issues of national scope where activities cross provincial boundaries and for Canada's relations with other nations. The Provinces retain control over environmental matters within their boundaries including primary responsibility for regulation and management of hazardous waste.

        The main federal laws governing hazardous waste management are the Canadian Environmental Protection Act (1999) ("CEPA") and the Transportation of Dangerous Goods Act. Environment Canada is the federal agency with responsibility for environmental matters. CEPA charges Environment Canada and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Export and Import of Hazardous Waste Regulations under CEPA govern export and import of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or transport them through Canada notify the Minister of the Environment and obtain a permit to do so.

        Our Stablex facility operates in the Province of Québec and is subject to the Québec Environmental Quality Act ("QEQA"). This Act, independently developed by the Province, regulates the generation, characterization, transport, treatment and disposal of hazardous wastes. QEQA also provides for the establishment of waste management facilities which are controlled by the provincial statutes and regulations governing releases to air, groundwater and surface water.

        Under QEQA, waste can be defined as hazardous based on origin or characteristic in a manner that is very similar to regulations in effect in the United States. The major difference between the United States regulatory regime and those in Canada relates to ownership and liability. Under Canadian federal regulation, ownership changes when waste is transferred to a properly permitted third-party carrier and subsequently to an approved treatment and disposal facility. As a result, the generator is no longer liable for proper handling, treatment or disposal. In the United States, joint and several liability is retained by the generator as well as the transporter and the treatment and disposal facility.

        Waste transporters require a permit to operate under Québec's provincial waste management regulations and are also subject to the requirements of the Federal Transportation of Dangerous Goods law which requires reporting on the quantities and disposition of materials shipped.

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

        As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2011, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

        Insurance policies covering U.S. closure and post-closure obligations expire in December 2013.We are required by our insurer to maintain collateral at agreed upon levels to support our aggregate financial assurance insurance policies for our operating sites through the policy term. While we expect to timely renew these policies, if we are unable to obtain adequate closure, post-closure or environmental insurance in the future, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. For our non-operating facilities, we established an interest bearing trust account to guarantee our post-closure liability, subject to regulatory approval. As of December 31, 2011, we have provided collateral of $4.1 million in funded trust agreements, issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $44.0 million for closure and post-closure obligations. While we have been able to obtain the required financial assurance, premium and collateral requirements may increase. This may have an adverse impact on our results of operations.

        We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2011 we had $859,000 in commercial surety bonds dedicated for closure obligations.

        Primary casualty insurance programs generally do not cover accidental environmental contamination losses. To provide insurance protection for potential claims, we maintain pollution legal liability insurance and professional environmental consultant's liability insurance for non-nuclear occurrences. For nuclear liability coverage, we maintain Facility Form and Workers' Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers.

Significant Customers

        We dispose of LARM and hazardous waste under a contract with the USACE. We also arrange transportation of waste to our disposal facilities for both government and industry customers which contributes significant revenue. USACE accounted for 7%, 17% and 8% of our revenue in 2011, 2010 and 2009, respectively. In June 2005, we entered into an Event Business clean-up project contract with Honeywell International, Inc. ("Honeywell") to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue at our Grand View, Idaho disposal facility. This clean-up project was completed in October 2009. Honeywell continues to be one of our customers on a smaller scale. Honeywell accounted for 2%, 3% and 38% of our revenue in 2011, 2010 and 2009, respectively. No other customer accounted for more than 10% of our revenue for 2011, 2010 or 2009.

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

        Our Robstown, Texas hazardous waste facility is well positioned to serve refineries, chemical production plants and other industries concentrated near the Texas Gulf coast. The facility also accepts certain NORM and LARM. In 2006, we constructed a rail transfer station approximately five miles from this facility that extends the facility's geographic reach. In 2007, our Texas facility expanded its laboratory to include analysis of organic chemical compounds, which are contained in many of the wastes produced by customers. In June 2008, we began operating a high-throughput thermal desorption unit at the facility which allows us to accept a broad spectrum of recyclable, hydrocarbon-based materials.

        Our Beatty, Nevada facility primarily competes for business in California, Arizona, Utah and Nevada. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Beatty, Nevada facility also competes for wastes from more distant locations. The Beatty, Nevada facility competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The facility also accepts small amounts of NORM.

        Our Grand View, Idaho facility accepts waste from across the U.S. and, on a more limited basis, Canada shipped through our rail transfer station located adjacent to a main east-west rail line. Waste throughput has been significantly enhanced by rail track expansions in 2006 and 2008 and the construction of a second rail-to-truck indoor transfer building in 2006. The Grand View facility's primary markets are RCRA, LARM and mixed waste clean-up projects, and brokered waste. Permit modifications have expanded LARM services. The infrastructure at our Grand View, Idaho facility is capable of accepting large volumes of waste from large clean-up projects. For example, between 2005 and 2009 the facility disposed of approximately 1.3 million tons of waste from Honeywell shipping from Jersey City, New Jersey. We also accept significant volumes from the USACE. In 2010, we entered into a new contract with the USACE, on essentially the same terms and conditions as the previous contract, that expires in 2013. The USACE may extend the contract to 2015 at their sole option. Multi-year USACE projects initiated before the expiration date may continue for five years beyond 2013, or 2015 if the option term is exercised, under the same terms. Based on past public statements, we believe that the USACE generally expects the federal clean-up program funding the contract to continue through 2033.

        To meet USEPA land disposal restrictions ("LDRs"), waste stabilization, encapsulation, chemical oxidation and other treatment technologies are used at our Grand View, Idaho; Beatty, Nevada; and Robstown, Texas facilities. These capabilities allow all three sites to manage a much broader spectrum of wastes than if LDR treatment was not offered. Our Robstown, Texas facility also offers thermal desorption treatment and recycling services.

        Our Blainville, Québec, Canada facility, Stablex, primarily accepts waste from the eastern Canadian and northeastern U.S. industrial markets. The Stablex facility accepts inorganic hazardous waste in liquid, semi-solid (sludge) or solid form and treats the waste using a cementitious stabilization process to immobilize the hazardous constituents rendering the waste non-hazardous in accordance with Québec treatment regulations. The waste is then disposed in a secure disposal cell. Stablex accepts waste delivered by truck or by rail.

        Our Richland, Washington disposal facility serves LLRW producers in the eight states of the Northwest Compact. The three Rocky Mountain Compact states may also use our facility. Since we are a designated monopoly LLRW service provider in the Northwest Compact, the State of Washington approves our disposal rates. Since NORM/NARM is not subject to Compact restrictions, we may accept this waste from all 50 states. Rate regulation does not apply to NORM/NARM pricing since monopoly conditions do not apply.

        Geographical Information.    For the year ended December 31, 2011, we derived $118.4 million or 76% of our revenue in the United States and $36.5 million or 24% of our revenue in Canada. For the year ended December 31, 2010, we derived $99.1 million or 95% of our revenue in the United States and $5.7 million or 5% of our revenue in Canada. For the year ended December 31, 2009 we derived $132.5 million or 100% of our revenue in the United States.

Competition

        We compete with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc.; The Environmental Quality Company; Heritage Environmental; Waste Control Specialists, LLC and Waste Management, Inc. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, LLC. The principal competitive factors applicable to both of these business areas are:

  •
  price;

  •
  specialized permits and "niche" service offerings;

  •
  customer service;

  •
  operational efficiency and technical expertise;

  •
  regulatory compliance and worker safety;

  •
  industry reputation and brand name recognition;

  •
  transportation distance; and

  •
  State or Province and local community support.

        We believe that we are competitive in all markets we serve and that we offer a unique mix of services, including niche technologies and services that favorably distinguish us from competitors. We also believe that our strong brand name recognition from six decades of experience, compliance and safety record, customer service reputation and positive relations with regulators and local communities enhance our competitive position. Advantages exist for competitors that have technology, permits or equipment to handle a broader range of waste, that operate in jurisdictions imposing lower disposal fees and/or are located closer to where wastes are generated.

        We do not compete with companies seeking federal government contracts to manage and/or operate radioactive waste treatment and disposal facilities owned by the U.S. Department of Energy ("USDOE"). We accept minor amounts of remediation waste from USDOE facilities at our disposal facilities from time to time; however, this is not a material part of our business.

Seasonal Effects

        Seasonal fluctuations due to weather and budgetary cycles can influence the timing of customer spending for our services. Typically, in the first quarter of each calendar year there is less demand for Event Business due to reduced construction activities related to weather. While large, multi-year clean-up projects may continue in winter months, the pace of waste shipments may be slower, or stop temporarily, due to weather. Market conditions and federal funding decisions can have a greater influence on revenue than seasonality.

Personnel

        On December 31, 2011, we had 387 employees, of which 11 were members of the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO and CLC (PACE) at our Richland, Washington facility and 98 were members of the Communications, Energy and Paperworkers Union of Canada at our Blainville, Québec, Canada facility.

Executive Officers of Registrant

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of US Ecology:

Name	Age	Title
James R. Baumgardner	49	President and Chief Executive Officer
Simon G. Bell	41	Vice President of Operations
John M. Cooper	57	Vice President and Chief Information Officer
Jeffrey R. Feeler	42	Vice President and Chief Financial Officer
Eric L. Gerratt	41	Vice President and Controller
Steven D. Welling	53	Senior Vice President, Sales and Marketing

        James R. Baumgardner was appointed President and Chief Executive Officer in January 2010. Mr. Baumgardner previously served as the Company's President and Chief Operating Officer from January 2009 to January 2010 and as the Company's Senior Vice President and Chief Financial Officer from 1999 to 2006. From 2006 to 2008, he was Senior Vice President and Chief Financial Officer with SECOR International Inc., a Redmond, Washington based provider of environmental consulting services. Prior to 1999, he held various positions in corporate banking, corporate treasury and commercial banking. He holds an MBA and a BS from Oregon State University.

        Simon G. Bell was appointed Vice President of Operations in August of 2007 and is responsible for managing both operating and closed facilities. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations and from 2002 to 2005, our Idaho facility General Manager and Environmental Manager. His 19 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

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

        Jeffrey R. Feeler was appointed Vice President, Chief Financial Officer, Treasurer and Secretary in May 2007. He joined US Ecology in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc. (2005-2006), Albertson's, Inc. (2003-2005) and Hewlett-Packard Company (2002-2003). From 1993 to 2002, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

        Eric L. Gerratt joined US Ecology in August 2007 as Vice President and Controller. He previously held various financial and accounting management positions at SUPERVALU, Inc. (2006-2007) and Albertson's, Inc. (2003-2006). From 1997 to 2003, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Gerratt is a Certified Public Accountant and holds a BS in Accounting from the University of Idaho.

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

        A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2011, approximately 39% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions, public controversies, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections. Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse affect on our financial condition and results of operations.

The completion of, loss of or failure to renew one or more significant contracts could adversely affect our profitability.

        We provide disposal and transportation services to customers on discrete Event Business (non-recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi-year projects can account for a significant portion of our revenue and profit. For example, in 2005 we entered into a four-year transportation and disposal contract with Honeywell to dispose of 1.3 million tons of waste at our Grand View, Idaho facility (known herein as the "Honeywell Jersey City" project). During this period revenue from the Honeywell Jersey City project and other smaller Honeywell projects comprised a significant portion of our total revenue. Revenue from Honeywell represented 38% of total revenue in 2009. Subsequent to the completion of the Honeywell Jersey City project we have been successful at replacing treatment and disposal revenue from this project through our expanded treatment and disposal capabilities, expanded permits, thermal recycling services, expanding services to waste brokers and the acquisition of Stablex. However, the replacement of 2011 Event Business revenue and earnings depends on multiple factors, many of which are outside of our control including, but not limited to, general and industry-specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities. Our inability to replace the contribution from 2011 Event Business projects with new business could result in a material adverse affect on our financial condition and results of operations.

        We also have a multi-year contract with USACE, expiring in 2013. USACE accounted for approximately 7% of our total revenue for the year ended December 31, 2011. This multi-year contract does not, however, guarantee future work or volumes. Reduced appropriations for the USACE and/or other government clean-up work, a reduction in project-specific task orders, and/or the loss of or failure to renew this or other large contracts and task orders combined with failure to replace their contribution with new projects could result in a material adverse affect on our business. Annual FUSRAP funding has remained generally constant ranging from $130.0 million to $140.0 million each fiscal year over the last several years but is at risk for future funding cuts. The 2012 federal fiscal budget proposed a reduction in FUSRAP funding to $109.0 million. In February 2012, President Obama released the proposed fiscal 2013 budget reflecting additional cuts to the FUSRAP funding to $104.0 million. While we believe that the USACE will contract for our services for the estimated duration of the FUSRAP through 2033 and potentially beyond, this cannot be assured.

If we are unable to obtain regulatory approvals and contracts for construction of additional disposal space by the time our current disposal capacity is exhausted, our business would be adversely affected.

        Construction of new disposal capacity at our operating disposal facilities beyond currently permitted capacity requires state and provincial regulatory agency approvals. Administrative processes for such approval reviews vary. The State of Texas, which regulates our Robstown facility, provides for an adjudicatory hearing process administered by a hearing officer appointed by the State. While we have historically been successful in obtaining timely approvals for proposed disposal facility expansions including those involving contested proceedings, there can be no assurance that we will be successful in obtaining future expansion approvals in a timely manner or at all. If we are not successful in receiving these approvals, our disposal capacity could eventually be exhausted, preventing us from accepting additional waste at an affected facility. This would have a material adverse effect on our business.

If we are unable to renew our operating permits or lease agreements with regulatory bodies, our business would be adversely affected.

        Our facilities operate using permits and licenses issued by various regulatory bodies at various state, provincial and federal government levels. In addition, three of our facilities operate on land leased from government agencies. Failure to renew our permits and licenses necessary to operate our facilities or failure to renew or maintain compliance with our site lease agreements would have a material adverse effect on our business. While we have historically been successful in obtaining timely permit applications approval, maintaining compliance with our lease agreements and obtaining timely lease renewals, there can be no assurance that we will be successful in the future.

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

        Stringent regulations of federal, state or provincial governments have a substantial impact on our business. Local government controls also apply. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, noise, visual impact, odor, land use, zoning, transportation and related matters. Failure to obtain on a timely basis or comply with applicable federal, state, provincial and local governmental regulations, licenses, permits or approvals for our waste treatment and disposal facilities could prevent or restrict our ability to provide certain services, resulting in a potentially significant loss of revenue and earnings. Changes in environmental regulations may require us to make significant capital or other expenditures, or limit operations. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require us to modify existing operating licenses or permits, or obtain additional approvals or limit operations. New governmental requirements that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit operations.

        Our revenues are primarily generated as a result of requirements imposed on our customers under federal, state, and provincial laws and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of PCB, hazardous or radioactive waste were relaxed or less vigorously enforced, demand for our services could materially decrease and our revenues and earnings could be significantly reduced.

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

        We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverage that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $212,000 and $136,000 at December 31, 2011 and 2010, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant's environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $50,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

        Through December 31, 2011, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities expire in December 2013 for our U.S. operating facilities. We continue to use self-funded trust accounts for our post-closure obligations at our U.S. non-operating sites. We use commercial surety bonds for our Canadian operation that expire in November 2012. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post-closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2011, we have $4.1 million in funded trust agreements for post closure obligations at our non-operating properties. We have provided our insurance provider a $4.0 million letter of credit through our primary bank as collateral for our financial assurance insurance policies that have a limit of $44.0 million for closure and post-closure obligations at our U.S. operating facilities. We have $859,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial condition and results of operations.

A change or deterioration in labor relations could disrupt our business or increase costs, which could have a material adverse effect on our business, financial condition and results of operations.

        The Company is a party to two collective bargaining agreements covering 109, or 28%, of our employees. On December 31, 2011, the agreement covering 98 of our employees at our Blainville,

Québec, Canada facility expired and is currently being renegotiated. In addition, the agreement covering 11 of our employees at our Richland facility is scheduled to expire in 2012. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of expired or expiring agreements in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

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

Failure to realize the anticipated benefits and operational performance of acquired operations could lead to an impairment of goodwill or other intangible assets.

        We are required to test goodwill and intangible assets with indefinite useful lives at least annually to determine if impairment has occurred. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. As a result of the Stablex acquisition, we have goodwill of $21.2 million and net intangible assets of $39.2 million at December 31, 2011 that must be assessed at least annually for impairment.

        We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations could be adversely impacted.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

        We serve oil refineries, chemical production plants, steel mills, electric utilities, real estate developers, waste brokers/aggregators serving small manufacturers and other industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by deterioration in the general economy and may curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other discretionary work. Spending by government agencies may also be reduced due to declining tax revenues that may result from a general deterioration in economic conditions or other federal or state fiscal policy. Factors that can impact general economic conditions and the level of spending by our customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

        Our operations are significantly affected by the commencement and completion of large and small clean-up projects; potential seasonal fluctuations due to weather; budgetary decisions and cash flow limitations influencing the timing of customer spending for remedial activities; the timing of regulatory agency decisions and judicial proceedings; changes in government regulations and enforcement policies and other factors that may delay or cause the cancellation of clean-up projects. We do not control such factors, which can cause our revenue and income to vary significantly from quarter to quarter and year to year.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

        We face competition from companies with greater resources, service offerings we do not provide and lower pricing in certain instances. An increase in the number of commercial treatment or disposal facilities for hazardous or radioactive waste, significant expansion of existing competitor permitted capabilities or a decrease in the treatment or disposal fees charged by competitors could materially and adversely affect our results of operations. Our business is also heavily affected by waste disposal fees imposed by government agencies. These fees, which vary from state to state and are periodically adjusted, may adversely impact the competitive environment in which we conduct our business.

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

        Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste to our facilities. Increases in fuel costs and unforeseen events such as labor disputes, public health pandemics, natural disasters and other acts of God, war or terror could prevent or delay shipments and reduce both volumes and revenue. Our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads. This may decrease or eliminate our exposure to fuel cost increases. Transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates or pass through fuel cost increases in all cases. Such factors could also limit our ability to achieve revenue and earnings objectives.

We are subject to risks associated with operating in a foreign country.

        On October 31, 2010, we acquired Stablex. Stablex is based in Québec, Canada and uses the Canadian dollar as its functional currency. Prior to this acquisition, we had very limited exposure to international risks. International operations are subject to risks that may have material adverse effects on our financial condition and results of operations. The risks that our international operations are subject to include, among other things:

  •
  difficulties and costs relating to staffing and managing foreign operations;

  •
  foreign labor union relations;

  •
  fluctuations in the value of the Canadian dollar;

  •
  repatriation of cash from Stablex to the United States;

  •
  regulatory requirements;

  •
  imposition of additional taxes on our foreign income; and

  •
  unexpected regulatory, economic and other public policy changes.

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

        As of December 31, 2011, we had $40.6 million of borrowings and $4.0 million issued in letters of credit on our $95.0 million revolving line of credit agreement (the "Credit Agreement") with Wells Fargo National Association ("Wells Fargo"). This level of outstanding debt and letters of credit may:

  •
  adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or to continue paying dividends to our stockholders;

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

        If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we may be required to refinance all or a portion of our existing debt and letter of credit facilities, or to obtain new or additional facilities. However, we may not be able to obtain such new or additional facilities on favorable terms or at all.

Servicing our debt, including any revolving loans and capital leases, and paying our letter of credit fee obligations will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

        Our ability to make scheduled payments of principal or interest with respect to borrowings under our Credit Agreement and to pay fee obligations under our letters of credit will depend on our ability to generate cash from future operations. Our ability to generate cash depends on, among other factors, the demand for our services, which is subject to general and industry-specific market conditions, changes in government environmental regulation, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. Our operations may not generate sufficient cash flow in an amount necessary to enable us to pay our debt and the fee obligations arising from our letters of credit, or to fund our other liquidity needs.

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

        We expect to continue implementing new technologies at our facilities to meet customer service demands and facilitate growth in our business. If we are unable to identify and implement new technologies in response to market conditions and customer requirements in a timely, cost effective manner, our financial condition and results of operations could be adversely impacted.

If we are unable to successfully complete the integration of future acquisitions into our business and achieve anticipated synergies in the expected time frame, our future results could be adversely affected.

        Acquisitions involve multiple risks. Our inability to successfully integrate the operations of an acquired business into our operations could have a material adverse effect on our business. These risks include but are not limited to:

  •
  changing market conditions;

  •
  increased competition;

  •
  labor relations and union contracts;

  •
  the need to spend substantial operational, financial and management resources integrating new businesses, technologies and processes and related difficulties integrating them into operations, personnel or systems;

  •
  retention of key personnel and customers;

  •
  impairments of goodwill and other intangible assets; and

  •
  environmental and other liabilities associated with past operations.

Our financial condition and results of operations could be materially affected by changes in accounting standards.

        Accounting principles generally accepted in the Unites States of America ("accounting standards") and interpretations by various governing bodies, including the SEC, for many aspects of our business, such as accounting for asset retirement obligations, goodwill and intangible assets, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or their interpretation may significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards could materially impact our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The following table describes our non-disposal related properties and facilities at December 31, 2011 owned or leased by us.

Location	Segment	Function	Size	Own/Lease
Boise, Idaho	Corporate	Corporate office	14,037 sq. ft.	Lease
Elmore County, Idaho	Operating Disposal Facility	Rail transfer station	189 acres	Own
Robstown, Texas	Operating Disposal Facility	Rail transfer station	174 acres	Own
Bruneau, Idaho	Non-Operating Disposal Facility	Former disposal facility	83 acres	Own
Sheffield, Illinois	Non-Operating Disposal Facility	Former disposal facility	374 acres	Own
Winona, Texas	Non-Operating Disposal Facility	Former deep well facility	297 acres	Own

        The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2011.

Location	Own/Lease	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimated Life (in years)
Beatty, Nevada	Lease	80	1,144,817	—	7
Grand View, Idaho	Own	1,411	1,189,306	28,100,000	57
Robstown, Texas	Own	440	2,209,570	—	15
Richland, Washington(1)	Sublease	100	656,728	—	44
Blainville, Quebec, Canada(2)	Own/Lease	350	7,606,745	—	30

(1)
The Richland, Washington facility is on land subleased from the State of Washington. Our sublease has four years remaining on the base term with four ten-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility's intended operating life is equal to the period of the sublease.

(2)
The treatment processing facility at our Blainville, Québec facility in Canada is on owned land. The disposal site which is adjacent to the owned treatment processing facility is leased from the Province of Québec with a term through 2018 and one five-year renewal option.

Item 3.    Legal Proceedings

        In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities. Actions may also be brought by individuals or groups in connection with alleged violations of existing permits, alleged damages from exposure to hazardous substances purportedly released from our operated sites, provision of services to customers, disputes with employees, contractors or vendors and other litigation. We maintain insurance coverage for property and damage claims which may be asserted against us. Periodically, management reviews and may establish or adjust reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2011, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Common Stock Price

        Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of February 21, 2012 there were approximately 11,337 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2011		2010
	High	Low	High	Low
First Quarter	$18.21	$15.20	$17.67	$13.99
Second Quarter	$18.50	$15.42	$16.55	$13.49
Third Quarter	$18.85	$15.00	$16.11	$12.98
Fourth Quarter	$19.00	$14.82	$17.60	$15.40

Dividend History

        We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2011		2010
	Per share	Dollars	Per share	Dollars
First Quarter	$0.18	$3,275	$0.18	$3,270
Second Quarter	0.18	3,278	0.18	3,273
Third Quarter	0.18	3,279	0.18	3,273
Fourth Quarter	0.18	3,281	0.18	3,274

Total	$0.72	$13,113	$0.72	$13,090

        On October 29, 2010, we entered into the Credit Agreement with Wells Fargo, as amended, which provides for an aggregate commitment from Wells Fargo of $95.0 million. The Credit Agreement provides for a $20.0 million revolving line of credit (the "Revolving Line of Credit") with a maturity date of June 15, 2013 and a $75.0 million reducing revolving line of credit (the "Reducing Revolving Line of Credit") with a maturity date of November 1, 2015. Pursuant to our Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. No events of default under the Credit Agreement have occurred to date.

Stock Performance Graph

        The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and a waste industry peer group of publicly traded companies for the period from the end of fiscal 2006 to the end of fiscal 2011. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return Among
US Ecology, Inc., NASDAQ Composite Index and Peer Group(1)

Date	US Ecology, Inc.	Nasdaq Composite	Peer Group(2)
December 31, 2006	$100.00	$100.00	$100.00
December 31, 2007	$130.67	$109.81	$92.07
December 31, 2008	$115.62	$65.29	$97.09
December 31, 2009	$101.41	$93.95	$102.48
December 31, 2010	$108.19	$109.84	$118.19
December 31, 2011	$121.85	$107.86	$106.90

(1)
Total return assuming $100 invested on December 31, 2006 and reinvestment of dividends on the day they were paid.

(2)
The peer group consists of Clean Harbors, Inc.; Perma-Fix Environmental Services, Inc. and Waste Management Inc.

        The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.    Selected Financial Data

        This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except per share amounts	2011	2010	2009	2008	2007
Revenue	$154,917	$104,836	$132,519	$175,827	$165,520
Insurance proceeds(1)	—	—	661	—	—
Operating income	32,365	20,377	23,102	34,521	30,867
Foreign currency gain (loss)	(1,321)	1,819	(37)	3	—
Income tax expense	11,437	9,602	9,513	13,735	12,322
Net income	18,370	12,584	13,970	21,498	19,396
Earnings per share—basic:	$1.01	$0.69	$0.77	$1.18	$1.06
Earnings per share—diluted:	$1.01	$0.69	$0.77	$1.18	$1.06
Shares used in earnings per share calculation:
Basic	18,198	18,170	18,146	18,236	18,217
Diluted	18,223	18,189	18,173	18,290	18,257
Dividends paid per share	$0.72	$0.72	$0.72	$0.66	$0.60
Total assets	$202,588	$217,349	$123,662	$127,445	$117,076
Working capital(2)	8,772	18,693	38,830	36,892	29,846
Long-term debt	40,500	63,003	10	21	27
Stockholders' equity	100,163	94,712	93,498	91,942	83,098
Return on invested capital(3)	12.0%	12.7%	14.3%	18.7%	17.2%

(1)
Relates to insurance recoveries from an employee dishonesty claim in 2009.

(2)
Calculated as current assets minus current liabilities.

(3)
Calculated as operating income less applicable taxes divided by the sum of stockholders' equity, long-term debt, closure and post-closure obligations and monetized operating leases, less cash and short-term investments.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We are a hazardous, PCB, non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste brokers/aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States.

        On October 31, 2010, the Company acquired Stablex Canada Inc. ("Stablex"). Stablex is a provider of hazardous waste services that operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, Canada about 30 miles northwest of Montreal, Canada.

        We generate revenue from fees charged to treat and dispose of waste at our five fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; Robstown, Texas and Blainville, Québec, Canada. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

        Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring customer "Base Business" or discrete waste clean-up project "Event Business"). Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the years ended December 31, 2011 and 2010.

Customer Category	Description	% of 2011 Treatment and Disposal ("T&D") Revenue(1)	% of 2010 Treatment and Disposal ("T&D") Revenue(1)
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event Business.	49%	41%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base business and Event Business.	15%	12%
Private Clean-up	Private sector clean-up project waste, typically Event Business.	12%	8%
Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	11%	12%
Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	9%	20%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	7%

(1)
Excludes all transportation service revenue.

        A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2011, approximately 39% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. As a result of this variability we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

        Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho facility, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue ("gross margin"), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned railcar fleet, which supplements railcars obtained under operating leases, has reduced our reliance on short-term rentals and ultimately has reduced transportation expenses.

        The increased waste volumes resulting from projects won through this bundling strategy drive operating leverage and increase profitability. While waste treatment and other variable costs are project-specific, the earnings contribution from individual projects generally increases as overall disposal volumes increase. Management believes that maximizing operating income and earnings per share is a higher priority than maintaining or increasing gross margin. We plan to continue aggressively bidding bundled transportation and disposal services based on this strategy.

        To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may be bundled with for-profit logistics and field services support work.

        We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

Overall Performance

        On a consolidated basis, our financial performance for the year ended December 31, 2011 ("2011") improved as compared to the years ended December 31, 2010 ("2010") and December 31, 2009 ("2009"). A portion of our disposal revenue is derived from government Event Business clean-up projects, which are primarily driven by federal, state and (to a lesser extent) local government appropriations. Government Event Business projects include federal and state Superfund projects which, like other remediation work, depend on project-specific funding.

        We have a contract with the USACE to provide disposal services for the USACE FUSRAP clean-up program that expires in 2013, with an option period for the USACE to extend until 2015. The

USACE expects the federal clean-up program, which funds the contract, to continue through approximately 2033. From time to time the USEPA and other federal agencies use our USACE contract to dispose of Superfund and other federal clean-up waste. Annual FUSRAP funding has remained generally constant ranging from $130.0 million to $140.0 million each fiscal year over the last several years but is at risk for future funding cuts. The 2012 federal fiscal budget proposed a reduction in FUSRAP funding to $109.0 million. In February 2012, President Obama released the proposed fiscal 2013 budget reflecting additional cuts to the FUSRAP funding to $104.0 million. In 2011, USACE revenue was approximately 7% of our total revenue or $10.5 million as compared to 17% or $17.6 million and 8% or $11.2 million of our total revenue in 2010 and 2009, respectively. During 2009, we began providing transportation services to the USACE on various projects. Treatment and disposal revenue from the USACE decreased 26% in 2011 as compared with 2010. Treatment and disposal revenue from the USACE increased 29% in 2010 as compared with 2009.

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

        In 2005, we entered into a large project contract with Honeywell to transport, treat and dispose approximately 1.3 million tons of chromite ore processing residue ("COPR"). Initial Honeywell shipments were received at our Grand View, Idaho facility in July 2005 and the project was completed in October 2009. Honeywell represented 38% of total revenue in 2009. While revenue from this project represented a significant portion of the Company's total revenue in 2009, approximately 75% of the revenue from this contract was for transportation services provided at or near our cost. In 2010 and 2011, we were successful in winning smaller Honeywell clean-up projects which accounted for less than 10% of revenue in each of those years. Honeywell has other project sites in New Jersey for which we believe we will be able to effectively compete.

        During 2011, Base Business revenue increased 55% compared to 2010 levels. Base Business revenue was approximately 61% of total 2011 treatment and disposal revenue, up from 59% in 2010. The hazardous waste business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

        2011 to 2009 year-to-year comparisons are affected by multiple significant events including, but not limited to:

2011 Events

        Unrealized Foreign Currency Loss:    In conjunction with our acquisition of Stablex in 2010, we established intercompany loans totaling $49.4 million between Stablex and US Ecology as part of our tax and treasury management strategy. These intercompany loans are payable using Canadian dollars ("CAD") and are subject to mark-to-market adjustments with movements in the CAD relative to the U.S. dollar ("USD"). During 2011 the CAD weakened relative to the USD resulting in a $1.3 million non-cash foreign currency translation loss in the Company's Consolidated Statement of Operations.

        Closure Post Closure Trust Fund Reimbursement:    In 2011, the Company received a $1.3 million refund from the State of Nevada closure and post-closure trust fund, which is maintained by the State of Nevada and funded by the Company to cover closure and post-closure obligations of the Beatty,

Nevada facility. Any excess in the trust fund over the estimated costs to complete closure and post-closure obligations are returned to the Company. The refund is included as Revenue in the Consolidated Statement of Operations.

        Full year of Stablex Operations:    2011 includes a full year of operating results for Stablex which was acquired on October 31, 2010. 2010 includes only two months of Stablex operations.

2010 Events

        Acquisition of Stablex:    On October 31, 2010, we completed the acquisition of Stablex for $77.5 million. The purchase was completed using $19.7 million of cash and $57.8 million of debt. The acquisition resulted in the following impacts on the comparability of 2010 with previous years:

  •
  Stablex operations added $5.7 million of total revenue for the two months of our ownership in 2010.

  •
  We incurred $2.6 million of business development activities in connection with the Stablex acquisition primarily for due diligence and business integration. Of the $2.6 million in business development costs, only $548,000 was deductible for income tax purposes contributing to an overall 43.3% effective tax rate for 2010.

  •
  We realized $1.2 million of non-cash foreign currency translation gains on intercompany loans between Stablex and its parent company, US Ecology. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD relative to the USD.

  •
  We entered into a forward contract to purchase $80.0 million CAD to complete the purchase of Stablex. Favorable currency movements in the CAD relative to the USD between the date of the forward contract and the date of the ultimate purchase of Stablex resulted in foreign currency gains of approximately $728,000 that are recognized in the Company's Consolidated Statement of Operations from intercompany loans.

  •
  We recorded $41.0 million of intangibles and $21.3 million of goodwill on the Consolidated Balance Sheet as a result of the acquisition. Intangibles will be amortized over their estimated useful life ranging from 5 to 33 years. Goodwill is tested for impairment at least annually.

        Closure Post Closure Trust Fund Reimbursement:    During the fourth quarter of 2010 the Company received a $1.3 million refund from the State of Nevada closure and post-closure trust fund, which is maintained by the State of Nevada and funded by the Company to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs to complete closure and post-closure obligations are returned to the Company. During the fourth quarter of 2010 the Company and the State of Nevada completed an engineering cost study that resulted in a $1.3 million refund to the Company included as Revenue in the Consolidated Statement of Operations.

        USEPA Regulatory Settlement:    In March 2010, the Company received a proposed settlement offer from the USEPA relating to alleged non-compliance with certain regulations at our Beatty, Nevada facility dating back to 2005. In response to the USEPA's proposal, the Company and the USEPA agreed to settle the matter for $497,000 which was recorded as a charge to Selling, general and administrative expenses in the Consolidated Statement of Operations.

        Operating and Non-operating facility closure expenses:    In 2010, we recognized net charges of $149,000 related to changes in cost estimates to close our operating and non-operating sites and perform post-closure monitoring. The charge is included in Direct operating costs in the Consolidated Statement of Operations.

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

Results of Operations

        The table below summarizes our operating results and percentage of revenues for the years ended December 31, 2011, 2010 and 2009.

$s in thousands	2011	%	2010	%	2009	%
Revenue	$154,917	100.0%	$104,836	100.0%	$132,519	100.0%
Direct operating costs	73,758	47.6%	45,391	43.3%	43,535	32.9%
Transportation costs	27,292	17.6%	20,434	19.5%	52,708	39.8%

Gross profit	53,867	34.8%	39,011	37.2%	36,276	27.3%
Selling, general and administrative expenses	21,502	13.9%	18,634	17.8%	13,835	10.4%
Insurance proceeds	—		—		(661)	(0.5)%

Operating income	32,365	20.9%	20,377	19.4%	23,102	17.4%
Other income (expense)
Interest income	26		51		116	0.1%
Interest expense	(1,604)	(1.0)%	(320)	(0.2)%	(2)
Foreign currency gain (loss)	(1,321)	(0.9)%	1,819	1.8%	(37)
Other	341	0.2%	259	0.2%	304	0.2%

Total other income (expense)	(2,558)	(1.7)%	1,809	1.8%	381	0.3%
Income before income tax	29,807	19.2%	22,186	21.2%	23,483	17.7%
Income tax expense	11,437	7.4%	9,602	9.2%	9,513	7.2%

Net income	$18,370	11.9%	$12,584	12.0%	$13,970	10.5%

Segments

        We operate within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, which are combined with Corporate to arrive at consolidated income. Only the Operating Disposal Facilities segment reports significant revenue and profits. Non-Operating Disposal Facilities generate virtually no revenue and no profit. Corporate generates no revenue and provides administrative, management and support services to the other segments. Income taxes are assigned to Corporate. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Detailed financial information for our reportable segments can be found in Note 17 to the consolidated financial statements under Item 8—Financial Statements and Supplementary Data to this Form 10-K.

2011 Compared to 2010

        Revenue.    Revenue increased 48% to $154.9 million in 2011, up from $104.8 million in 2010. This increase reflects a 51% increase in treatment and disposal ("T&D") revenue and a 34% increase in transportation service revenue compared to 2010. Total revenue growth in 2011 reflects $36.5 million from Stablex, which was acquired on October 31, 2010. Excluding Stablex, 2011 T&D revenue grew 21% as compared to 2010. Transportation service revenue grew 13% as compared to 2010. During 2011 the Company recorded revenue of $1.3 million related to refunds from the State of Nevada closure and post-closure trust fund maintained by the State to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs is refunded to the Company. In 2010, the Company also recorded $1.3 million in refunds from the State of Nevada post-closure trust fund.

        During 2011, we disposed of 1.1 million tons of hazardous and radioactive waste, up 52% from 723,000 tons disposed in 2010. Excluding Stablex, volumes increased 31% in 2011 compared to 2010. Our average selling price for treatment and disposal services (excluding transportation) in 2011 was 1% higher than our average selling price in 2010. This increase reflects favorable service mix across all operations.

        During 2011, T&D revenue from recurring Base Business customers was 55% higher than 2010 and comprised 61% of T&D revenue. This compared to 59% of T&D revenue in 2010. Excluding Stablex, T&D revenue from recurring Base Business was 21% higher than 2010. This increase primarily reflects higher revenue from broker, refinery and other industry customers.

        Event Business revenue in 2011 increased 44% compared to 2010 and was 39% of T&D revenue in 2011. This compares to 41% of T&D revenue in 2010. Excluding Stablex, T&D revenue from Event Business increased 19% in 2011 compared to 2010. As discussed further below, this reflects increased T&D revenue from private clean-up, broker and refinery customer categories.

        The following table summarizes revenue growth (both Base Business and Event Business) by industry customer type for 2011 as compared to 2010.

Treatment and Disposal ("T&D") Revenue Growth 2011 vs. 2010
Private	114%
Other industry	89%
Broker	79%
Refinery	38%
Rate regulated	0%
Government	(35)%

        T&D revenue from private clean-up customers for 2011 increased 114% compared to 2010 including Stablex. Excluding Stablex, revenue from private clean-up customers increased 94% in 2011 compared to 2010. This increase is due to increased waste volumes from private remediation projects in 2011 that did not ship in 2010.

        Our other industry revenue category increased 89% in 2011 compared to 2010 including Stablex. Excluding Stablex, other industry revenue increased 25% in 2011 compared to 2010.

        Broker business increased 79% in 2011 compared to 2010 including Stablex. Excluding Stablex, broker business increased 32% in 2011 compared to 2010 as the result of shipments from a brokered chemical demilitarization project and higher shipments across a broad range of customers and industries.

        T&D revenue from our refinery customers increased 38% in 2011 compared to 2010 including Stablex. Excluding Stablex, T&D revenue from our refinery customers increased 31% in 2011 on higher volumes and improved pricing on thermal recycling projects.

        Growth in our rate-regulated business at our Richland, Washington low-level radioactive waste facility was flat in 2011 compared to 2010 consistent with our current State-approved revenue requirement.

        Government clean-up business revenue decreased 35% in 2011 compared to 2010. This decrease primarily reflects a field services contract where we provided logistics and project management oversight brokering disposal services to an alternative disposal facility in 2010 and lower USACE shipments in 2011. Event Business under our USACE contract contributed $10.5 million, or 7% of total revenue in 2011 compared to $17.6 million, or 17%, of total revenue in 2010. Excluding transportation revenue, T&D revenue from the USACE decreased 26% in 2011 compared to 2010. Project-specific timing at the multiple USACE clean-up sites we serve caused this decrease. Each USACE site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to one or more disposal companies. These phases vary by type and amount of waste shipped and duration. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during 2011.

        Gross Profit.    In 2011, gross profit increased 38% to $53.9 million, up from $39.0 million in 2010. Gross margin was 35% in 2011, down from 37% in 2010. T&D gross margin was 43% in 2011, down from 47% in 2010. This decrease primarily reflects the addition of Stablex and growth in our thermal recycling business, both of which have lower gross margins than our other operations. Excluding Stablex, T&D gross margin was 50% in 2011 compared with 49% in 2010.

        Selling, General and Administrative ("SG&A").    SG&A expenses for 2011 were $21.5 million, up from $18.6 million in 2010. As a percentage of total revenue, SG&A decreased to 14% in 2011 compared to 18% in 2010. In total dollars, SG&A expense increased $2.9 million in 2011 as compared to 2010. This increase reflects $4.4 million of SG&A expenses related to Stablex operations in 2011 compared to $746,000 in 2010. This increase was partially offset by $2.6 million in business development costs, including transaction expenses associated with the acquisition of Stablex and other business development activities in 2010 that did not recur in 2011.

        Interest expense.    Interest expense is incurred on borrowings under our Credit Agreement. Interest expense in 2011 was $1.6 million compared to $320,000 in 2010. On October 29, 2010, we borrowed $57.8 million under our Credit Agreement to partially finance the acquisition of Stablex. As of December 31, 2011, we had approximately $40.6 million of borrowings under our Credit Agreement. Interest rates charged under our Credit Agreement are variable and are priced at LIBOR plus a margin. Interest rates charged, including amortization of deferred financing costs and unused line fees, on outstanding borrowings in 2011 approximated 3.1%. See Liquidity and Capital Resources for more information on our Credit Agreement.

        Foreign Currency Gain (Loss).    In 2011 we recognized a $1.3 million foreign currency loss compared to a foreign currency gain of $1.8 million in 2010. Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD. As part of a tax and treasury management strategy we established intercompany loans of $49.4 million between our parent company, US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD. This requires us to revalue the outstanding loan balance through our statement of operations, based on USD/CAD currency movements from period to period. During 2011, the CAD weakened relative to the USD, resulting in a $1.3 million non-cash foreign currency translation loss in the Company's Consolidated Statement of Operations. During 2010 the CAD strengthened relative to the USD, resulting in a non-cash foreign currency translation gain. In 2010, in preparation for the purchase of Stablex, we also entered into a forward contract to purchase $80.0 million CAD to fund the purchase. Favorable currency movements in the CAD relative to the USD between the date we locked in the forward contract rate and the date of the Stablex acquisition resulted in foreign currency gains of approximately $728,000 that were recognized in the Company's Consolidated Statement of Operations for 2010.

        Other income (expense).    Other income (expense) includes business activities not included in ordinary and usual revenue and expenses. In 2011 and 2010, we recognized $341,000 and $259,000, respectively, in other income primarily for royalty income from a previously sold municipal waste landfill in Texas.

        Income tax expense.    Our effective income tax rate for 2011 was 38.4% compared to 43.3% in 2010. The decrease in our effective tax rate is primarily due to business development costs incurred in connection with the Stablex acquisition which were not deductible for income tax purposes in 2010.

        As of December 31, 2011, we had approximately $99.8 million in state net operating loss carry forwards ("NOLs") for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business or where we do not expect to generate future taxable income. We consider it unlikely that we will utilize these NOLs in the future.

        During 2011, the Company recorded unrecognized tax benefits of $438,000 and accrued interest of $16,000 related to filing positions taken on our 2010 U.S. income tax returns. The unrecognized tax benefits of $438,000 at December 31, 2011 would favorably affect the effective tax rate, if recognized. We had no unrecognized tax benefits as of December 31, 2010. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses. Penalties for 2011 were not material. Interest and penalties for 2010 were not material.

2010 Compared to 2009

        On October 31, 2010, we completed the acquisition of the stock of Stablex for $77.5 million. For our two months of ownership in 2010 Stablex contributed approximately $5.7 million, or 5%, of our total revenue. In comparing 2010 to 2009, we have excluded Stablex results when calculating Base Business and Event Business and changes in disposal revenue between our customer categories. We believe that excluding Stablex revenue for the two months of ownership in 2010 provides more meaningful comparative information on the Company's core business.

        Revenue.    Revenue decreased 21% to $104.8 million in 2010, down from $132.5 million in 2009. This decrease reflects a 64% decline in transportation and logistics revenue primarily due to completion of the Honeywell contract in October 2009. T&D revenue in 2010 increased 8% over 2009. Stablex contributed $5.7 million of total revenue for the two months following the acquisition in 2010. Our T&D revenue, excluding Stablex in 2010 was consistent with 2009. During 2010, the Company received a $1.3 million refund from the State of Nevada closure and post-closure trust fund maintained by the State and funded by the Company to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs to complete closure and post-closure obligations is refunded to the Company. During the fourth quarter of 2010 the Company and the State of Nevada completed engineering cost studies confirming that the trust fund had an excess balance of $1.3 million which was refunded to the Company.

        During 2010, we disposed of 723,000 tons of hazardous and radioactive waste, down 7% from 774,000 tons disposed in 2009. Our average selling price for T&D services (excluding transportation) in 2010 was 26% higher than our average selling price in 2009. This increase reflects normal service mix variation and the replacement of the lower, commodity-priced Honeywell waste with higher priced services.

        During 2010, T&D revenue (excluding transportation services and Stablex) from recurring Base Business was 4% higher than 2009 and represented 58% of non-transportation revenue in 2010. This compared to 56% of non-transportation revenue in 2009. This increase primarily reflects Base Business improvement in our broker, government and other industry business categories partially offset by a decline in our refinery business.

        Event Business T&D revenue (excluding transportation services and Stablex) in 2010 decreased 5% compared to 2009 and comprised 42% of non-transportation revenue compared to 44% of non-transportation revenue in 2009. The decline in Event Business in 2010 reflects completion of the Honeywell project in October 2009. In 2009, revenue from Honeywell represented 38% of total revenue. Excluding Honeywell from 2009 results, our Event Business increased 53% in 2010 compared to 2009.

        The following table summarizes revenue growth (both Base Business and Event Business—excluding Stablex) by industry customer type for 2010 as compared to 2009.

Treatment and Disposal ("T&D") Revenue Growth 2010 vs. 2009
Government	32%
Broker	13%
Other industry	7%
Rate regulated	1%
Refinery	(2)%
Private	(57)%

        T&D revenue from our government customers increased 32% in 2010 compared to 2009. This improvement reflects increased shipments from the USACE and a field services contract where we provided logistics and project management oversight and brokered disposal services to a disposal facility owned by another company. Total revenue (including transportation services) under the USACE contract increased to $17.6 million or 17% of total revenue in 2010. This is up from $11.2 million in 2009, or 8% of total revenue. T&D revenue from the USACE increased 29% in 2010 as compared with 2009. Project-specific timing at the multiple USACE clean-up sites we serve caused this increase. Each USACE site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to one or more disposal companies. These phases vary by type and amount of waste shipped and duration. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during 2010. We believe the timing and disbursement of funds for discrete work phases in 2009 were negatively impacted by competing administrative demands and reporting requirements associated with USACE implementation of the American Recovery and Reinvestment Act of 2009 ("ARRA") which were alleviated in 2010. The growth in 2010 was also partially attributable to increased transportation services being offered.

        Broker business increased 13% in 2010 compared to 2009. The increase in our broker business reflects a broker-served military project, an increase in waste shipments for our thermal recycling services at our Robstown, Texas facility and increased shipments from multiple third-party brokers in 2010 compared to 2009.

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

        T&D revenue from our refinery customers decreased 2% in 2010 compared to 2009. This decrease is primarily due to pricing pressure experienced in late-2009 and 2010 on thermal recycling services partially offset by increased volumes. In 2010, thermal recycling volumes increased approximately 18% and average selling prices decreased approximately 9%.

        T&D revenue from private clean-up customers for 2010 decreased 57% compared to 2009. This decrease primarily reflects completion of the Honeywell Study Area 7 project. The Honeywell Study Area 7 site and other much smaller Honeywell Study Area sites contributed 38% of total revenue (including transportation) in 2009, or $50.6 million. This is compared with other Honeywell projects generating 3%, or $3.4 million of total revenue in 2010.

        Gross Profit.    In 2010, gross profit increased 8% to $39.0 million, up from $36.3 million in 2009. Gross margin was 37% in 2010 up from 27% in 2009. T&D gross margin was 47% in 2010, up from 45% in 2009. The gross margin improvement reflects normal service mix variation and a refund from the Nevada closure post-closure trust fund. Partially offsetting the gross margin benefit was a $149,000 charge for cost increases in our closure and post-closure obligations, lower margin thermal recycling services and the addition of Stablex for the final two months of 2010 which operates at lower overall gross margins than the Company as a whole.

        Selling, General and Administrative.    SG&A expenses for 2010 were $18.6 million, up from $13.8 million in 2009. As a percentage of total revenue, SG&A increased to 18% in 2010 as compared to 10% in 2009. In total dollars, SG&A expense increased $4.8 million reflecting $2.6 million in business development costs, including transaction expenses associated with the acquisition of Stablex and other business development activities, $1.4 million of incentive compensation and $746,000 of SG&A related to Stablex.

        Interest income and expense.    Interest income is earned on cash balances and short-term investments and is a function of prevailing market rates and balances. In 2010, we earned $51,000 of interest income, down from $116,000 in 2009. This decrease was due to a lower average rate of interest earned on investments in 2010 compared to 2009 and lower average balances of cash equivalents and short-term investments in 2010. Interest expense is incurred on borrowings under our Credit Agreement. Interest expense in 2010 was $320,000 compared to $2,000 in 2009. On October 29, 2010, we borrowed $57.8 million under our Credit Agreement to partially finance the acquisition of Stablex. As of December 31, 2010, we had approximately $63.0 million of borrowings under our Credit Agreement. Interest rates charged under our Credit Agreement are variable and are priced at LIBOR plus a margin. Interest rates charged over the last two months of 2010 approximated on average 2.7%. See Liquidity and Capital Resources for more information on our Credit Agreement.

        Foreign Currency Gain (Loss).    In 2010 we recognized $1.8 million in foreign currency gains compared to a foreign currency loss of $37,000 in 2009. Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD. As part of a tax and treasury management strategy we established intercompany loans of $49.4 million between our parent company US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statement of operations, based on the USD/CAD currency movements from period to period. During November and December 2010, the CAD strengthened relative to the USD resulting in a $1.2 million foreign currency translation gain in the Company's Consolidated Statement of Operations. Additionally, in preparation for the purchase of Stablex, we entered into a forward contract to purchase $80.0 million CAD to fund the purchase. Favorable currency movements in the CAD relative to the USD between the date we locked in the forward contract rate and the date of the acquisition of Stablex resulted in foreign currency gains of approximately $728,000 that are recognized in the Company's Consolidated Statement of Operations.

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

        As of December 31, 2010, we had approximately $91.6 million in state net operating loss carry forwards ("NOLs") for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business or where we do not expect to generate future taxable income. We consider it unlikely that we will utilize these NOLs in the future.

        As of December 31, 2010 and 2009, we had no material unrecognized tax benefits. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses. Interest and penalties for both 2010 and 2009 were not material.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash and cash equivalents, cash generated from operations, and borrowings under the Credit Agreement. At December 31, 2011, we had $4.3 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest and principal payments and continue paying dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

        Operating Activities.    In 2011, net cash provided by operating activities was $43.2 million. This primarily reflects net income of $18.4 million, non-cash depreciation, amortization and accretion of $16.6 million, decreases in receivables and other working capital assets of $4.1 million, increases in certain working capital liabilities such as accounts payable, accrued liabilities and accrued salaries and benefits of $4.3 million, unrealized non-cash foreign currency losses of $1.3 million and non-cash stock based equity awards of $837,000. Partially offsetting these sources of cash were decreases in our income taxes payable of $1.1 million and decreases in other working capital liabilities of $813,000. Impacts on net income are due to the factors discussed above for 2011 under Results of Operations. The decrease in receivables is primarily attributable to timing of significant customer payments for 2010 received in 2011. Days sales outstanding was 66 days as of December 31, 2011, compared to 65 days as of December 31, 2010. The non-cash foreign currency loss reflects a weakened CAD relative to the USD in 2011. The increase in accounts payable, accrued liabilities and accrued salaries and benefits is primarily attributable to a higher level of business activity in the fourth quarter of 2011 along with an increase in incentive compensation as a result of achieving internal performance metrics.

        In 2010, net cash provided by operating activities was $14.9 million. This reflects net income of $12.6 million, non-cash depreciation, amortization and accretion of $9.1 million, increases in our income taxes payable of $2.4 million, increases in our working capital liabilities such as accounts payable, accrued liabilities, accrued salaries and benefits totaling $2.3 million and non-cash stock based equity awards of $988,000. Partially offsetting these sources of cash were increases in accounts receivable of $11.3 million and unrealized non-cash foreign currency gains of $1.2 million. Impacts on net income are due to the factors discussed above for 2010 under Results of Operations. The increase in income taxes payable reflects improved fourth quarter pre-tax results in 2010. The increase in our working capital liability accounts also reflect the higher level of business activity in the fourth quarter of 2010 along with higher incentive compensation as a result of achieving internal performance metrics. The increase in receivables is primarily attributable to increased business activity in November and December of 2010. Days sales outstanding improved to 65 days at December 31, 2010, compared to 68 days at December 31, 2009. The non-cash foreign currency gain reflects a strengthening CAD relative to the USD on intercompany notes established as part of the Stablex acquisition.

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

        Investing Activities.    In 2011, net cash used in investing activities was $10.0 million, primarily attributable to capital expenditures. Capital expenditures in 2011 reflect $1.8 million in infrastructure investments and facility upgrades at our Robstown, Texas, Grand View, Idaho and Beatty, Nevada facilities and $1.4 million to construct additional disposal capacity at our Beatty, Nevada and Stablex facilities. Other capital projects included equipment and fixture purchases at all of our operating disposal facilities.

        In 2010, net cash used in investing activities was $89.5 million. Significant transactions affecting cash used in investing activities during 2010 include our purchase of Stablex for $77.4 million net of cash acquired, and capital expenditures of $14.2 million. Partially offsetting these uses of cash were net maturities of short-term investments of $1.4 million and $685,000 in cash received from our restricted cash trust funds. Capital expenditures in 2010 included additional infrastructure investments of $6.0 million to construct a new treatment and storage facility in Robstown, Texas, $2.9 million to construct additional disposal capacity at our Robstown, Texas, and Beatty, Nevada facilities and $859,000 to complete construction of a new storage and processing facility at Stablex. Other capital projects included equipment and fixture purchases at all of our operating disposal facilities.

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

        Financing Activities.    For 2011, net cash used in financing activities was $35.2 million, primarily reflecting $39.4 million of payments under our Credit Agreement and $13.1 million of dividend payments to our stockholders, partially offset by $16.9 million of new borrowings under our Credit Agreement used primarily to fund working capital requirements.

        For 2010, net cash provided by financing activities was $49.6 million and included $63.0 million of borrowings under our Credit Agreement incurred primarily to finance the Stablex acquisition. These cash inflows were partially offset by $13.1 million of dividend payments to our stockholders and $373,000 in deferred financing costs paid.

        For 2009, net cash used in financing activities was $13.1 million primarily as a result of the payment of dividends.

        On October 29, 2010, we entered into the Credit Agreement with Wells Fargo which provides for an aggregate commitment from Wells Fargo of $95.0 million. The Credit Agreement replaced our $20.0 million revolving credit agreement with Wells Fargo dated June 30, 2008 as amended on June 15, 2010. The Credit Agreement provides for a $20.0 million revolving line of credit (the "Revolving Line of Credit") with a maturity date of June 15, 2013 and a $75.0 million reducing revolving line of credit (the "Reducing Revolving Line of Credit") with a maturity date of November 1, 2015.

        Revolving Line of Credit.    The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the "Commitment Amount"). Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2011, the effective interest rate of the Revolving Line of Credit was 1.92%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2011 the availability under the Revolving Line of Credit was $15.9 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance that expires in December 2012.

        Reducing Revolving Line of Credit.    The Reducing Revolving Line of Credit provided an initial commitment amount of $75.0 million, the proceeds of which were used to acquire all of the shares of Stablex, and thereafter has been used to provide financing for working capital needs (the "Reducing Revolving Commitment Amount"). The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011 continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2011, the effective interest rate of the Reducing Revolving Line of Credit was 2.45%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2011 the availability under the Reducing Revolving Line of Credit was $26.2 million.

        In addition to standard fees, there are origination fees and commitment fees based on the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. We may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. At December 31, 2011 we were in compliance with all financial and non-financial covenants under the Credit Agreement. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

Subsequent Event

        On January 3, 2012 the Company declared a dividend of $0.18 per common share to stockholders of record on January 13, 2012. The dividend was paid out of cash on hand on January 20, 2012 in an aggregate amount of $3.3 million.

Contractual Obligations and Guarantees

Contractual Obligations

        US Ecology's contractual obligations at December 31, 2011 mature as follows:

	Payments Due by Period
$s in thousands	Total	2012	2013 - 2014	2015 - 2016	Thereafter
Closure and post-closure obligations(1)	$110,552	$3,623	$1,315	$3,936	$101,678
Operating lease commitments	1,273	487	651	105	30
Capital lease obligation	3	3	—	—	—
Reducing revolving credit facility(2)	40,500	—	7,200	33,300	—
Interest expense(3)	3,582	992	1,956	634	—

Total contractual obligations(4)	$155,910	$5,105	$11,122	$37,975	$101,708

(1)
For the purposes of the table above, our closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2)
Our Credit Agreement with Wells Fargo expires on November 1, 2015. Under the terms of the Credit Agreement, the commitment amount reduces $2,780,000 per quarter on the last day of June, September, December and March commencing on June 30, 2011. For the purposes of the table above, principal repayments begin when the commitment level is lower than the $40,500,000 outstanding at December 31, 2011 and reduce $2,780,000 per quarter thereafter.

(3)
Interest expense has been calculated using the effective interest rate of 2.45% in effect at December 31, 2011 in accordance with the Credit Agreement. This rate is assumed throughout the duration of the term of the Credit Agreement and reflects assumed principal reductions consistent with disclosures in footnote (2) above.

(4)
As we are not able to reasonably estimate when we would make any cash payments to settle unrecognized tax benefits of $438,000, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $16,000 relating to such unrecognized tax benefits but have not included such amounts in the table above.

Guarantees

        We enter into a wide range of indemnification arrangements, guarantees and assurances in the ordinary course of business and have evaluated agreements that contain guarantees and indemnification clauses. These include tort indemnities, tax indemnities, indemnities against third-party claims arising out of arrangements to provide services to us and indemnities related to the sale of our securities. We also indemnify individuals made party to any suit or proceeding if that individual was acting as an officer or director of US Ecology or was serving at the request of US Ecology or any of its subsidiaries during their tenure as a director or officer. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries to satisfy performance obligations, including closure and post-closure financial assurances. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, we are not currently aware of any material liabilities to the Company or any of its subsidiaries arising from these arrangements.

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

        We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $111.0 million at December 31, 2011, with a median payment year of 2057. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations and permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2011. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2011, our weighted-average credit-adjusted risk-free interest rate was 7.7%. For financial reporting purposes, our recorded closure and post-closure obligations were $17.3 million and $16.8 million as of December 31, 2011 and 2010, respectively.

        Through December 31, 2011, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities were renewed in December 2010 and expire in December 2013 for our U.S. operating facilities. We continue to use self-funded trust accounts for our closure and post-closure obligations at our non-operating sites. We use commercial surety bonds for our Stablex operation that were renewed in November 2011 and expire in November 2012.

US Operating and Non-Operating Facilities

        We cover our closure and post-closure obligations for our U.S. operating facilities located in Grand View, Idaho; Robstown, Texas and to a limited degree our Beatty, Nevada facility through the use of third-party insurance policies. These policies were renewed in December 2010 and expire in December 2013. The insurance policies require that we provide collateral of $4.0 million (adjusted based on policy levels) through the policy term. As of December 31, 2011, we have satisfied this requirement through the issuance of a $4.0 million letter of credit under our Credit Agreement. Our total policy limits are approximately $44.0 million.

        All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the hosting state. Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post-closure obligations.

        We continue to use self-funded trust accounts for our post-closure obligations at our non-operating sites located in Sheffield, Illinois and Winona, Texas. At December 31, 2011 our trust accounts had $4.1 million for our closure and post-closure obligations and are identified as "Restricted Cash" on our consolidated balance sheet.

Stablex

        We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2011 we had $859,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November 2011 and expire November 2012. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Seasonal Effects

        Market conditions and federal funding decisions generally have a larger effect on revenue than does seasonality. Operating revenue is generally lower in the winter months, however, and increases when short-term, weather-influenced clean-up projects are more frequently undertaken. While large, multi-year clean-up projects tend to continue in winter months, the pace of waste shipments may be slowed, or stop temporarily, due to weather.

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

        We believe the following critical accounting policies are important to understand our financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain.

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

        Transportation revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from clean-up sites to disposal facilities operated by other companies. We account for our bundled arrangements as multiple deliverable arrangements and determine the amount of revenue recognized for each deliverable (unit of accounting) using the relative fair value method. Transportation revenue is recognized when the transported waste is received at the disposal facility. Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill.

        Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective local and/or state government entity and are not included in revenue. Revenue and associated costs from waste that has been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

        Our Richland, Washington disposal facility is regulated by the WUTC, which approves our rates for disposal of LLRW. Annual revenue levels are established based on a six-year rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2011 began on January 1, 2008, and expires on January 1, 2014.

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

  •
  The cell development asset is amortized as each available cubic yard, or cubic meter in the case of Stablex, of disposal space is filled. Periodic independent engineering surveys and inspection reports are used to determine the remaining volume available. These reports take into account volume, compaction rates and space reserved for capping filled disposal cells.

  •
  We record the fair value of an Asset Retirement Obligation ("ARO") as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets. We are also required to record a corresponding asset that is amortized over the life of the underlying tangible asset. After the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

        The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. Cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an inflation rate, estimated at December 31, 2011 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2011 approximated 7.7%. Final closure and post-closure monitoring obligations are currently estimated as being paid through the year 2105. During 2011, we updated several assumptions. This included the estimated cost of closing active disposal cells, site closure costs, post-closure activities and the estimated year of site closure. These updates resulted in a net increase to our closure post-closure obligation of $96,000, an increase of $93,000 in retirement assets and $3,000 recorded as a charge to other direct costs.

        Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $2.1 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $1.7 million.

Goodwill and Intangible Assets

        We assess goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or operating losses at the reporting unit. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Our reporting units are our five Operating Disposal Facilities located in Grand View, Idaho; Robstown, Texas; Beatty, Nevada; Richland, Washington and Blainville, Québec, Canada.

        Fair values are determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on our expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test would be performed to measure the amount of impairment loss. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made.

        The result of the annual assessment of goodwill undertaken in the fourth quarter of 2011 indicated no goodwill impairment charges were required as the fair value of our Blainville, Québec, Canada facility exceeded the carrying value by greater than five percent. Our entire goodwill balance is recorded within our Blainville, Québec, Canada reporting unit.

        We review the carrying value of our intangible assets for impairment whenever events occur or circumstances change indicating that the carrying value of the intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the assets may not be recoverable occurred.

        No events or circumstances occurred during 2011 that would indicate that our intangible assets may be impaired, therefore no impairment tests were performed during 2011.

Share Based Payments

        The Company's Board of Directors granted stock options to purchase our common stock to certain employees and Directors under our previous 1992 Employee Stock Option Plan and our 2008 Stock Option Incentive Plan. The Company has also granted directors and certain employees restricted stock awards under the 2005 Director Stock Plan and the 2006 Employee Stock Plan. Additionally, outstanding options have been granted under a 1992 Director Plan option plan that was cancelled in 2005.

        The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 15 to the consolidated financial statements included in this Form 10-K for a summary of the assumptions utilized in 2011, 2010 and 2009. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

        Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

        Income taxes are accounted for using an asset and liability approach whereby we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. Deferred tax assets are evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires our judgment and the use of estimates. As of December 31, 2011, we have deferred tax assets totaling approximately $6.5 million, a valuation allowance of $5.0 million and deferred tax liabilities totaling approximately $18.8 million.

        The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. A liability for uncertain tax positions is recorded in our financial statements on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax position taken will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses.

Litigation

        We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2011, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2011, we had $40.5 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 2.45% and $68,000 of borrowings on the Revolving Line of Credit bearing an interest rate of 1.92%. If interest rates were to rise we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $40.6 million under our Credit Agreement at December 31, 2011, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $406,000.

Foreign Currency Risk

        We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During 2011, Stablex transacted approximately 50% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

        We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2011 we had $51.7 million of intercompany loans outstanding between Stablex and US Ecology. During 2011 the CAD weakened as compared to the USD resulting in a $1.3 million foreign currency translation loss being recognized in the Company's Consolidated Statement of Operations related to the intercompany loans. Based on intercompany balances as of December 31, 2011 a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2011 would have generated a gain or loss of approximately $517,000 for the year ended December 31, 2011.

        We had a total pre-tax foreign currency loss of $1.3 million for the year ended December 31, 2011. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company's risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

        We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Ecology and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 29, 2012

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

in thousands, except per share amounts

	As of December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$4,289	$6,342
Receivables, net	29,818	33,553
Prepaid expenses and other current assets	2,185	2,635
Income taxes receivable	181	—
Deferred income taxes	964	455

Total current assets	37,437	42,985
Property and equipment, net	99,975	105,822
Restricted cash	4,115	4,115
Intangible assets, net	39,238	41,740
Goodwill	21,200	21,790
Other assets	623	897

Total assets	$202,588	$217,349

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable	$4,669	$5,033
Deferred revenue	3,574	3,620
Accrued liabilities	10,569	8,188
Accrued salaries and benefits	5,382	4,051
Income taxes payable	1,510	2,615
Current portion of closure and post-closure obligations	2,890	778
Current portion of long-term debt	71	7

Total current liabilities	28,665	24,292
Long-term closure and post-closure obligations	14,448	15,995
Long-term capital lease obligations	—	3
Reducing revolving line of credit	40,500	63,000
Other long-term liabilities	150	201
Unrecognized tax benefits	454	—
Deferred income taxes	18,208	19,146

Total liabilities	102,425	122,637
Commitments and contingencies
Stockholders' Equity:
Common stock $0.01 par value, 50,000 authorized; 18,320 and 18,311 shares issued, respectively	183	183
Additional paid-in capital	62,455	61,892
Retained earnings	39,197	33,940
Treasury stock, at cost, 93 and 119 shares, respectively	(1,555)	(1,979)
Accumulated other comprehensive (loss) income	(117)	676

Total stockholders' equity	100,163	94,712

Total liabilities and stockholders' equity	$202,588	$217,349

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

in thousands, except per share amounts

	For the Year Ended December 31,
	2011	2010	2009
Revenue	$154,917	$104,836	$132,519
Direct operating costs	73,758	45,391	43,535
Transportation costs	27,292	20,434	52,708

Gross profit	53,867	39,011	36,276
Selling, general and administrative expenses	21,502	18,634	13,835
Insurance proceeds	—	—	(661)

Operating income	32,365	20,377	23,102
Other income (expense):
Interest income	26	51	116
Interest expense	(1,604)	(320)	(2)
Foreign currency gain (loss)	(1,321)	1,819	(37)
Other	341	259	304

Total other income (expense)	(2,558)	1,809	381
Income before income taxes	29,807	22,186	23,483
Income tax expense	11,437	9,602	9,513

Net income	$18,370	$12,584	$13,970

Earnings per share:
Basic	$1.01	$0.69	$0.77
Diluted	$1.01	$0.69	$0.77
Shares used in earnings per share calculation:
Basic	18,198	18,170	18,146
Diluted	18,223	18,189	18,173
Dividends paid per share	$0.72	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

in thousands

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$18,370	$12,584	$13,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,933	7,750	7,879
Amortization of intangible assets	1,419	231	—
Accretion of closure and post-closure obligations	1,292	1,137	1,167
Unrealized foreign currency loss (gain)	1,324	(1,205)	—
Deferred income taxes	(1,095)	(286)	1,793
Stock-based compensation expense	837	988	655
Unrecognized tax benefits	454	—	—
Net loss on sale of property and equipment	187	171	296
Investment premium amortization	—	20	—
Accretion of interest income	—	(2)	—
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	3,593	(11,278)	14,435
Income tax receivable	(188)	—	2,834
Other assets	715	(618)	(11)
Accounts payable and accrued liabilities	2,880	1,702	(1,054)
Deferred revenue	(21)	339	(3,304)
Accrued salaries and benefits	1,389	1,141	(1,160)
Income tax payable	(1,106)	2,413	201
Closure and post-closure obligations	(792)	(158)	(928)
Other	—	—	14

Net cash provided by operating activities	43,191	14,929	36,787
Cash flows from investing activities:
Purchases of property and equipment	(10,096)	(14,190)	(9,405)
Proceeds from sale of property and equipment	98	58	64
Business acquisition (net of cash acquired)	—	(77,427)	—
Purchases of short-term investments	—	(4,998)	(1,409)
Maturities of short-term investments	—	6,375	—
Restricted cash	—	685	(84)

Net cash used in investing activities	(9,998)	(89,497)	(10,834)
Cash flows from financing activities:
Payments on reducing revolving line of credit	(39,400)	—	—
Dividends paid	(13,113)	(13,090)	(13,068)
Proceeds from reducing revolving line of credit	16,900	63,000	—
Other	449	45	(11)
Deferred financing costs paid	—	(373)	—

Net cash (used in) provided by financing activities	(35,164)	49,582	(13,079)
Effect of foreign exchange rate changes on cash	(82)	(19)	—
(Decrease) increase in cash and cash equivalents	(2,053)	(25,005)	12,874
Cash and cash equivalents at beginning of year	6,342	31,347	18,473

Cash and cash equivalents at end of year	$4,289	$6,342	$31,347

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

$s in thousands

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2008	18,304,314	$183	$60,803		$33,544	$(2,588)	$—	$91,942
Net income	—	—	—	$13,970	13,970	—	—	13,970

Comprehensive income				$13,970				—

Dividend paid	—	—	—		(13,068)	—	—	(13,068)
Stock-based compensation	—	—	655		—	—	—	655
Issuance of restricted common stock net of forfeitures	1,300	—	—		—	—	—	—
Repurchase of common stock: 140 shares	—	—	—		—	(2)	—	(2)
Other	—	—	1		—	—	—	1

Balance at December 31, 2009	18,305,614	183	61,459		34,446	(2,590)	—	93,498
Net income	—	—	—	$12,584	12,584	—	—	12,584
Foreign currency translation	—	—		676	—	—	676	676

Comprehensive income	—	—		$13,260	—	—	—	—

Dividend paid	—	—	—		(13,090)	—	—	(13,090)
Tax benefit of equity based awards	—	—	10		—	—	—	10
Stock-based compensation	—	—	988		—	—	—	988
Stock option exercises	5,000	—	46		—	—	—	46
Issuance of restricted common stock from treasury shares	—	—	(611)		—	611	—	—

Balance at December 31, 2010	18,310,614	183	61,892		33,940	(1,979)	676	94,712
Net income	—	—	—	$18,370	18,370	—	—	18,370
Foreign currency translation	—	—		(793)	—	—	(793)	(793)

Comprehensive income	—	—		$17,577	—	—	—	—

Dividend paid	—	—	—		(13,113)	—	—	(13,113)
Tax benefit of equity based awards	—	—	8		—	—	—	8
Stock-based compensation	—	—	837		—	—	—	837
Stock option exercises	9,600	—	142		—	—	—	142
Issuance of restricted common stock from treasury shares	—	—	(424)		—	424	—	—

Balance at December 31, 2011	18,320,214	$183	$62,455		$39,197	$(1,555)	$(117)	$100,163

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

        US Ecology, Inc. was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010 the Company changed its name from American Ecology Corporation to US Ecology, Inc. US Ecology, Inc., through its subsidiaries, provides radioactive, Polychlorinated biphenyl ("PCB"), hazardous and industrial waste management services to commercial and government entities such as refineries and chemical production facilities, electric utilities, manufacturers, steel mills and medical and academic institutions. We are headquartered in Boise, Idaho. Throughout these financial statements words such as "we," "us," "our," "US Ecology" and the "Company" refer to US Ecology, Inc. and its subsidiaries.

        Our principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas, Inc., a Delaware corporation; US Ecology Washington, Inc., a Delaware corporation; US Ecology Idaho, Inc., a Delaware corporation and Stablex Canada Inc., a Canadian corporation.

        We operate within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and low-level radioactive waste regulated under the federal Atomic Energy Act ("LLRW"), naturally occurring and accelerator produced radioactive materials ("NORM/NARM") and low-activity radioactive material ("LARM"). The Operating Disposal Facilities segment includes our Resource Conservation and Recovery Act of 1976 ("RCRA") permitted waste treatment and disposal facilities near Beatty, Nevada; Grand View, Idaho; and Robstown, Texas, our Atomic Energy Act of 1954 as amended ("AEA") permitted disposal facility near Richland, Washington and our Blainville, Québec, Canada facility ("Stablex").

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

        Financial Instruments.    Cash on deposit, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments. The carrying amount of our long-term debt approximates fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities.

        Receivables.    Receivables are stated at an amount management expects to collect. Based on management's assessment of the credit history of the customers having outstanding balances and factoring in current economic conditions, management has concluded that potential unidentified losses on balances outstanding at year-end will not be material.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Restricted Cash.    Restricted cash balances of $4.1 million at December 31, 2011 and 2010 represent funds held in third- party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. Restricted cash balances are maintained by third-party trustees and are invested in money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical assets.

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

        Transportation revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from clean-up sites to disposal facilities operated by other companies. We account for our bundled arrangements as multiple deliverable arrangements and determine the amount of revenue recognized for each deliverable (unit of accounting) using the relative fair value method. Transportation revenue is recognized when the transported waste is received at the disposal facility. Waste treatment and disposal revenue under bundled arrangements is recognized when services are complete and the waste is disposed in the landfill.

        Burial fees collected from customers for each ton or cubic yard of waste disposed in our landfills are paid to the respective local and/or state government entity and are not included in revenue. Revenue and associated cost from waste that has been received but not yet treated and disposed of in our landfills are deferred until disposal occurs.

        Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission ("WUTC"), which approves our rates for disposal of low-level radioactive waste regulated under the federal Atomic Energy Act ("LLRW"). Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2011 began on January 1, 2008 and expires on January 1, 2014.

        Unbilled Receivables.    Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2011, were billed in the following month.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Deferred revenue.    Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $3.7 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill.    Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is assessed for impairment annually in the fourth quarter and also if an event occurs or circumstances change that may indicate a possible impairment. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made. Goodwill was recognized in connection with our October 31, 2010 acquisition of Stablex (See Note 8).

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

        Deferred Financing Costs.    Deferred financing costs are amortized over the life of our Credit Agreement. Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations. We had deferred financing costs of $235,000 and $344,000, net of amortization in Prepaid expenses and other current assets and Other assets on the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

        Foreign Currency.    We have operations in Canada. The functional currency of our Canadian operations is the Canadian dollar ("CAD"). Assets and liabilities are translated to U.S. dollars ("USD") at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of our Canadian subsidiary into USD are included in stockholders' equity as a component of Accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. A liability for uncertain tax positions is recorded in our financial statements on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax position taken will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. Our tax returns are subject to audit by the Internal Revenue Service ("IRS"), various states in the U.S., and by the Canadian Revenue Agency.

        Insurance.    Accrued costs for our self-insured health care coverage were $212,000 and $136,000 at December 31, 2011 and 2010, respectively.

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

        Treasury Stock.    Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of stockholders' equity in our consolidated balance sheets. Treasury shares are reissued using the weighted average cost method for determining the cost of the shares reissued. The difference between the cost of the shares reissued and the issuance price is added or deducted from additional paid-in capital.

        Accumulated other comprehensive (loss) income.    The components of accumulated other comprehensive (loss) income were as follows:

	December 31,
$s in thousands	2011	2010	2009
Cumulative adjustment of foreign currency statements	$(117)	$676	$—

Accumulated other comprehensive (loss) income	$(117)	$676	$—

NOTE 3. USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. USE OF ESTIMATES (Continued)

period. Listed below are the estimates and assumptions that we consider to be significant in the preparation of our financial statements.

  •
  Allowance for Doubtful Accounts—We estimate losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.

  •
  Recovery of Long-Lived Assets—We evaluate the recovery of our long-lived assets periodically by analyzing our operating results and considering significant events or changes in the business environment.

  •
  Income Taxes—We assume the deductibility of certain costs in our income tax filings, estimate our income tax rate and estimate the future recovery of deferred tax assets.

  •
  Legal and Environmental Accruals—We estimate the amount of potential exposure we may have with respect to litigation and environmental claims and assessments.

  •
  Disposal Cell Development and Final Closure/Post-Closure Amortization—We expense amounts for disposal cell usage and closure and post-closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the closure and post-closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for closure and post-closure costs are developed using input from third-party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

  •
  Business Combinations—The Company records assets and liabilities of the acquired business, including goodwill, generally at their fair values. Acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.

  •
  Goodwill—We assess goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the estimated fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Fair values are determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on our expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2011	2010	2009
Income taxes and interest paid:
Income taxes paid, net of receipts	$13,360	$7,419	$4,686
Interest paid	1,277	178	2
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	93	957	(1,338)
Capital expenditures in accounts payable	776	1,805	566
Restricted stock issuances from treasury shares	424	611	—

        The Company acquired Stablex on October 31, 2010 for $77.5 million. The allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

$s in thousands
Fair value of assets acquired	$77,594
Liabilities assumed	(21,372)

Total identifiable net assets	56,222
Goodwill	21,272

Purchase price	$77,494

NOTE 5. CONCENTRATIONS AND CREDIT RISK

        Major Customers.    No customer accounted for more than 10% of revenue for the year ended December 31, 2011. For the year ended December 31, 2010, the U.S. Army Corps of Engineers accounted for 17% of total revenue. For the year ended December 31, 2009, Honeywell International, Inc. accounted for 38% of revenue.

        The following customers accounted for more than 10% of total trade receivables as of December 31:

	Percent of Receivables
Customer	2011	2010
General Electric, Inc.	18%	10%
U.S. Army Corps of Engineers	3%	12%
Honeywell International, Inc.	1%	10%

        No other customer's trade receivables represented more than 10% as of December 31, 2011 and 2010.

        Credit Risk Concentration.    We maintain most of our cash with nationally recognized financial institutions like Wells Fargo Bank. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CONCENTRATIONS AND CREDIT RISK (Continued)

        Labor Concentrations.    As of December 31, 2011, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represented 11 employees at our Richland facility and the Communications, Energy and Paperworkers Union of Canada represented 98 employees at our Blainville, Québec, Canada facility. Our 278 other employees do not belong to a union.

NOTE 6. RECEIVABLES

        Receivables at December 31, 2011 and 2010 were as follows:

$s in thousands	2011	2010
Trade	$27,229	$32,221
Unbilled revenue	1,500	1,463
Other	1,400	207

Total receivables	30,129	33,891
Allowance for doubtful accounts	(311)	(338)

Receivables, net	$29,818	$33,553

        The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2011, 2010 and 2009 was as follows:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Adjustments	Balance at End of Period
Year ended December 31, 2011	$338	$153	$(179)	$(1)	$311
Year ended December 31, 2010	$121	$168	$(24)	$73	$338
Year ended December 31, 2009	$349	$(39)	$(189)	$—	$121

NOTE 7. PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2011 and 2010 were as follows:

$s in thousands	2011	2010
Cell development costs	$61,749	$58,944
Land and improvements	13,929	13,016
Buildings and improvements	51,409	44,228
Railcars	17,375	17,375
Vehicles and other equipment	33,594	31,252
Construction in progress	4,031	10,556

Total property and equipment	182,087	175,371
Accumulated depreciation and amortization	(82,112)	(69,549)

Property and equipment, net	$99,975	$105,822

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. PROPERTY AND EQUIPMENT (Continued)

        Depreciation and amortization expense was $13.9 million, $7.7 million and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8. BUSINESS COMBINATION

        On October 31, 2010, the Company through a wholly-owned subsidiary acquired 100% of the outstanding shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada Inc. and Gulfstream TLC, Inc. (collectively "Stablex"). Stablex is a provider of hazardous waste services that operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, Canada about 30 miles northwest of Montreal, Canada. The purchase price consisted of $79.0 million CAD, net of post-closing adjustments. The purchase price was funded through a combination of cash on hand and borrowings under a $75.0 million Reducing Revolving Line of Credit (as more fully described in Note 12). The purchase price was subject to post-closing adjustments based on the amount of working capital at closing and the amount of capital expenditures made by Stablex prior to closing. Total post-closing adjustments resulted in $1.0 million CAD being refunded to US Ecology. The net purchase price of $79.0 million CAD totaled $77.5 million USD after consideration of the post-closing adjustments and currency translation.

        The following table summarizes the consideration paid for Stablex and the fair value of assets acquired and liabilities assumed recognized at the acquisition date:

$s in thousands	2010
Current assets	$6,146
Property and equipment	30,470
Identifiable intangible assets	40,978
Current liabilities	(6,533)
Other liabilities	(14,839)

Total identifiable net assets	56,222
Goodwill	21,272

Total consideration	$77,494

        Acquisition-related costs of $2.6 million were included in Selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2010.

        Goodwill of $21.3 million arising from the acquisition is the result of several factors. Stablex has a talented assembled workforce that principally serves the eastern Canadian and northeastern U.S. industrial markets utilizing proprietary state-of-the-art technology to treat a wide range of hazardous waste. The acquisition of Stablex increases our geographic base providing a northeastern presence and an exceptional service platform to better serve key North American hazardous waste markets. In addition, Stablex provides us with an opportunity to win more U.S. Event Business work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. All of the goodwill recognized was assigned to our Operating Disposal Facilities segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BUSINESS COMBINATION (Continued)

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

	(unaudited)
$ in thousands, except per share data	2010	2009
Pro forma combined revenues	$133,779	$166,430
Pro forma combined net income	$13,547	$14,340
Earnings per share
Basic	$0.75	$0.79
Dilutive	$0.74	$0.79

        The amounts of revenue and net loss from Stablex included in US Ecology's consolidated statement of operations for the year ended December 31, 2010 were $5.7 million and $145,000 respectively.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets as of December 31, 2011, were the result of our acquisition of Stablex on October 31, 2010 (see Note 8). Prior to the acquisition of Stablex, the Company had no goodwill and intangible assets. The goodwill has been assigned to the Operating Disposal Facilities reporting segment. The changes in goodwill for the years ended December 31, 2011 and 2010 were as follows:

$s in thousands	2011	2010
Balance, beginning of year	$21,790	$—
Stablex acquisition	—	21,272
Foreign currency translation	(590)	518

Balance, end of year	$21,200	$21,790

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets as of December 31, 2011 and 2010 were as follows:

	2011			2010
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Developed software	$342	$(71)	$271	$352	$(11)	$341
Database	98	(16)	82	100	(2)	98
Customer relationships	3,991	(232)	3,759	4,102	(34)	4,068
Technology—Formulae and processes	8,902	(315)	8,587	9,149	(46)	9,103
Permits, licenses and lease	27,340	(967)	26,373	28,101	(142)	27,959

Total amortizing intangible assets	40,673	(1,601)	39,072	41,804	(235)	41,569
Nonamortizing intangible assets:
Tradename	166	—	166	171	—	171

Total intangible assets, net	$40,839	$(1,601)	$39,238	$41,975	$(235)	$41,740

        Amortization expense of amortizing intangible assets was $1.4 million and $231,000 for the years ended December 31, 2011 and 2010, respectively. Future amortization expense of amortizing intangible assets is expected to be approximately $1.4 million per year for each of the next five years.

NOTE 10. EMPLOYEE BENEFIT PLANS

        We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan ("the Plan") for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees in the United States. Participants may contribute a percentage of salary up to the IRS limitations. We contribute a matching contribution equal to 55% of participant contributions up to 6% of compensation. We contributed matching contributions to the Plan of $354,000, $273,000 and $311,000 in 2011, 2010 and 2009, respectively.

        We also maintain the Stablex Canada Inc. Simplified Pension Plan ("the SPP"). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Participants receive a company contribution equal to 5% of their annual salary. The Company contributed $354,000 in 2011 and $56,000 for the two months of ownership in 2010 to the SPP.

NOTE 11. CLOSURE AND POST-CLOSURE OBLIGATIONS

        Our accrued closure and post-closure liability represents the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. Liabilities are recorded when work is probable and the costs can be reasonably estimated. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. CLOSURE AND POST-CLOSURE OBLIGATIONS (Continued)

        We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial-owned land in Blainville, Québec; or state-leased federal land at the Richland, Washington site. The States of Nevada and Washington and the Provence of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government -controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We also maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2011 we had $859,000 in commercial surety bonds dedicated for closure obligations.

        In accounting for our asset retirement obligations we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure cost taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2011. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2011 approximated 7.7%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

        Changes to reported closure and post-closure obligations for the years ended December 31, 2011 and 2010, were as follows:

$s in thousands	2011	2010
Closure and post-closure obligations, beginning of year	$16,773	$13,363
Accretion expense	1,292	1,137
Liabilities assumed in Stablex acquisition	—	1,439
Payments	(784)	(307)
Adjustments	96	1,106
Currency translation	(39)	35

Closure and post-closure obligations, end of year	17,338	16,773
Less current portion	(2,890)	(778)

Long-term portion	$14,448	$15,995

        The adjustment to the obligation is a change in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The primary adjustments in 2011 were: (1) a $22,000 increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure and post-closure costs for active disposal cells and (2) a $74,000 increase in obligations for our non-operating facilities due to changes in estimated closure and post-closure costs.

        The primary adjustments in 2010 were: (1) assumption of closure and post-closure obligations in connection with our acquisition of Stablex (see Note 8), (2) an $872,000 increase to the obligation for our Grand View, Idaho and Robstown, Texas operating facilities, primarily as a result of increases in

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. CLOSURE AND POST-CLOSURE OBLIGATIONS (Continued)

our estimated closure and post-closure costs for active disposal cells, and (3) a $234,000 increase to the obligations associated with our non-operating facilities as a result of changes in estimated closure and post-closure costs.

        The reported closure and post-closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31, 2011 and 2010 as follows:

$s in thousands	2011	2010
Net closure and post-closure asset, beginning of year	$1,802	$—
Additions or adjustments to closure and post-closure asset	93	1,886
Amortization of closure and post-closure asset	(589)	(107)
Currency translation	(26)	23

Net closure and post-closure asset, end of year	$1,280	$1,802

NOTE 12. DEBT

        On October 29, 2010, we entered a credit agreement (the "Credit Agreement") with Wells Fargo National Association ("Wells Fargo") which provides for an aggregate commitment from Wells Fargo of $95.0 million. The Credit Agreement provides for a $20.0 million revolving line of credit (the "Revolving Line of Credit") with a maturity date of June 15, 2013 and a $75.0 million reducing revolving line of credit (the "Reducing Revolving Line of Credit") with a maturity date of November 1, 2015.

Revolving Line of Credit

        The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the "Commitment Amount"). Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2011, the effective interest rate on the Revolving Line of Credit was 1.92%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2011 there was $68,000 outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $15.9 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

        The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million, the proceeds of which were used to acquire all of the shares of Stablex, and thereafter will be used to provide financing for working capital needs (the "Reducing Revolving Commitment Amount"). The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. DEBT (Continued)

Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2011, the effective interest rate of the Reducing Revolving Line of Credit was 2.45%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2011, there was $40.5 million outstanding on the Reducing Revolving Line of Credit with availability for additional borrowings totaling $26.2 million

        In addition to standard fees, there are origination fees and commitment fees based on the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. In addition, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred, or no other event or condition has occurred that would constitute an event of default after giving effect to the payment of the dividend. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

        At December 31, 2011, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 13. INCOME TAXES

        The components of the income tax expense were as follows:

$s in thousands	2011	2010	2009
Current:
U.S. Federal	$10,662	$8,618	$6,630
State	1,237	1,136	1,090
Foreign	632	133	—

Total current	12,531	9,887	7,720
Deferred:
U.S. Federal	(396)	(29)	1,591
State	(85)	(71)	202
Foreign	(613)	(185)	—

Total deferred	(1,094)	(285)	1,793

Income tax expense	$11,437	$9,602	$9,513

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

        The following table reconciles between the effective income tax rate and the applicable statutory federal and state income tax rate:

	2011	2010	2009
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	2.5	3.3	3.7
Non-deductible acquisition costs	—	3.2	—
Foreign rate differential	—	0.1	—
Other	0.9	1.7	1.8

	38.4%	43.3%	40.5%

        The components of the total net deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

$s in thousands	2011	2010
Deferred tax assets:
Net operating loss carry forward	$4,967	$4,578
Accruals, allowances and other	1,579	1,317

Total deferred tax assets	6,546	5,895
Less: valuation allowance	(4,950)	(4,558)

Net deferred tax assets	1,596	1,337
Deferred tax liabilities:
Environmental compliance and other site related costs	(1,329)	(2,401)
Property and equipment	(6,886)	(6,377)
Intangible assets	(10,555)	(11,250)
Other	(70)	—

Total deferred tax liabilities	(18,840)	(20,028)

Net deferred tax liability	$(17,244)	$(18,691)

        We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. As of December 31, 2011, there were no unremitted earnings for the Company's foreign subsidiary, Stablex. The Company had no foreign subsidiaries prior to 2010. We also do not provide for deferred taxes on the excess of the tax basis over the financial reporting basis in our investment in Stablex that is essentially permanent in duration. The excess totaled $755,000 as of December 31, 2011.

        We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of net operating loss carry forwards ("NOLs") for tax purposes. State NOLs expire between 2013 and 2021.The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2011 and 2010, we continued to maintain a valuation allowance for approximately

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

$4.9 million and $4.6 million, respectively, of state tax benefits that are not expected to be utilizable prior to expiration.

        The domestic and foreign components of Income (loss) before income taxes were as follows:

$s in thousands	2011	2010	2009
Domestic	29,775	22,383	23,483
Foreign	32	(197)	—

Income before income taxes	$29,807	$22,186	$23,483

        We apply the provisions of Accounting Standards Codification™ ("ASC 740") related to income tax uncertainties (formerly Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109) which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The changes to unrecognized tax benefits (excluding related penalties and interest) were as follows:

$s in thousands	2011	2010	2009
Unrecognized tax benefits, beginning of year	$—	$—	$—
Gross increases in tax positions in prior periods	438	—	—
Gross increases during the current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits, end of year	$438	$—	$—

        In 2011, the Company recorded unrecognized tax benefits of $438,000 and accrued interest of $16,000. The $438,000 unrecognized tax benefits represent increases in tax positions in prior periods for new information that supported a change in measurement. The unrecognized tax benefits of $438,000 as of December 31, 2011 would favorably affect the effective tax rate, if recognized. There were no unrecognized tax benefits at December 31, 2010 and 2009. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses.

        We file a consolidated U.S. federal income tax return with the Internal Revenue Service ("IRS") as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2008 through 2011. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2007 through 2011. We are currently not aware of any examinations by taxing authorities.

        We do not anticipate that, within the next twelve months, the total amount of unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statutes of limitations.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

        In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities, including regulatory agencies that oversee our permits and compliance with those permits. Fines or penalties may be assessed by our regulators as a result of review or inspection of our operating practices. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. As of December 31, 2011, we did not have any ongoing, pending or threatened legal or regulatory action that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases

        Lease agreements primarily cover railcars, the disposal site at our Stablex facility and corporate office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2011 were as follows:

$s in thousands
2012	$487
2013	462
2014	189
2015	83
2016	22
Thereafter	30

$1,273

        Rental expense under operating leases was $483,000, $491,000 and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 15. EQUITY

Stock Options

        We have three stock option plans, the 1992 Stock Option Plan for Employees ("the 1992 Employee Plan"), the 1992 Director Stock Option Plan ("the 1992 Director Plan") and the 2008 Stock Option Incentive Plan ("the 2008 Stock Option Plan"). In March 2005, the Board of Directors cancelled the 1992 Director Plan except for options then outstanding. These plans were developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EQUITY (Continued)

employees and directors to contribute to our success. The following table summarizes our stock option plan activity for each of the years ended December 31:

$s in thousands, except per share amounts	2011	2010	2009
Outstanding at beginning of year	369,760	326,360	206,002
Granted	77,900	102,100	147,000
Exercised	(9,600)	(5,000)	—
Cancelled or expired	(10,000)	(53,700)	(26,642)

Outstanding at end of year	428,060	369,760	326,360

Weighted average exercise price of options:
Beginning of year	$17.92	$18.59	$17.19
Granted	$16.19	$14.75	$19.85
Exercised	$14.74	$9.20	$—
Cancelled or expired	$2.42	$16.77	$14.77
Outstanding at end of year	$18.04	$17.92	$18.59
Exercisable at end of year	299,422	209,982	167,577
Available for future grant	1,225,242	1,303,142	1,366,242
Aggregate intrinsic value of options:
Exercised	$39	$38	$—
Outstanding	$841	$615	$592
Exercisable	$582	$414	$575

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$3.75 - $3.92	7,500	0.4	$3.92	7,500	$3.92
$9.20 - $12.15	15,000	2.7	$10.68	15,000	$10.68
$14.09 - $15.36	93,400	8.2	$15.08	63,109	$14.94
$16.18 - $17.56	104,000	8.8	$16.26	44,000	$16.36
$20.27 - $21.74	173,760	6.2	$20.94	135,413	$21.03
$23.48	31,000	5.9	$23.48	31,000	$23.48
$28.52	3,400	6.4	$28.52	3,400	$28.52

        All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

        We granted 77,900, 102,100 and 147,000 incentive and non-qualified stock options to purchase US Ecology common stock to members of our management and non-employee directors in 2011, 2010 and 2009, respectively. These options expire ten years from the date of grant and vest over a period ranging from one to three years from the date of grant. Vesting requirements for non-employee directors are contingent on attending a minimum of seventy-five percent of regularly scheduled board

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EQUITY (Continued)

meetings during the year. Compensation expense related to stock options for the years ended December 31, 2011, 2010 and 2009 was as follows:

$s in thousands	2011	2010	2009
Compensation expense recognized in:
Selling, general & administrative expenses	$449	$453	$572
Direct operating costs	—	—	3

	$449	$453	$575

        The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Expected life	3.3 years	3.3 years	3.3 years
Expected volatility	46%	47%	47%
Risk-free interest rate	1.2%	1.4%	1.1%
Expected dividend yield	4.5%	4.2%	2.8%
Weighted-average fair value of options granted during the period	$4.04	$3.91	$5.68

Restricted Stock Plans

        We have two restricted stock plans: the Amended and Restated 2005 Non-Employee Director Compensation Plan (the "Director Plan") and the 2006 Restricted Stock Plan (the "Employee Plan"). The Director Plan provides that each non-employee director receive an annual award of the number of shares of restricted stock or options to purchase US Ecology common stock with a value equal to $25,000 on the date of grant with a one-year vesting period. Vesting is also contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 200,000 shares of common stock have been authorized for issuance under the Director Plan. As of December 31, 2011, 90,700 shares of stock remained available for issuance under the Director Plan.

        The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. 200,000 shares of common stock have been authorized for issuance under the Employee Plan. During 2011, 17,900 shares were granted to employees vesting monthly over a twelve month period. During 2010, 18,800 shares were granted to employees vesting monthly over a twelve month period and 14,237 shares were granted to employees that were immediately vested. During 2009 no shares of restricted stock were granted to employees. As of December 31, 2011, 129,462 shares of stock remained available for future issuance under the plan.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EQUITY (Continued)

        The table below summarizes restricted stock activity and related expense for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
$s in thousands, except per share amounts	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	8,300	$14.81	1,666	$16.79	6,448	$26.34
Granted	25,400	16.20	36,637	16.09	1,500	16.40
Vested	(21,725)	15.66	(30,003)	16.48	(6,083)	26.67
Cancelled or expired	—	—	—	—	(199)	21.27

Outstanding at end of period	11,975	$16.22	8,300	$14.81	1,666	$16.79

Available for future grant	220,162		251,862		348,299
Compensation expense recognized in:
Selling, general & administrative expenses	$388		$535		$78
Direct operating costs	$—		$—		$1
Unearned compensation	$89		$65		$10

Treasury Stock

        On October 28, 2008, our Board of Directors authorized a program, as amended, to repurchase up to 600,000 shares of the Company's outstanding common stock through December 31, 2009. We repurchased 155,315 shares at an average cost of $16.68 per share through the duration of the program.

NOTE 16. EARNINGS PER SHARE

	2011		2010		2009
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$18,370	$18,370	$12,584	$12,584	$13,970	$13,970

Weighted average basic shares outstanding	18,198	18,198	18,170	18,170	18,146	18,146
Dilutive effect of stock options and restricted stock		25		19		27

Weighted average diluted shares outstanding		18,223		18,189		18,173
Earnings per share	$1.01	$1.01	$0.69	$0.69	$0.77	$0.77

Anti-dilutive shares excluded from calculation		320		322		268

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Summarized financial information concerning our reportable segments is shown in the following table:

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2011
Revenue—Treatment and disposal	$129,049	$22	$—	$129,071
Revenue—Transportation services	25,846	—	—	25,846

Total revenue	154,895	22	—	154,917
Direct operating costs	73,455	303	—	73,758
Transportation costs	27,292	—	—	27,292

Gross profit (loss)	54,148	(281)	—	53,867
Selling, general & administrative expenses	10,165	—	11,337	21,502
Insurance proceeds	—	—	—	—

Operating income (loss)	43,983	(281)	(11,337)	32,365
Interest income (expense), net	23	—	(1,601)	(1,578)
Foreign currency gain (loss)	26	—	(1,347)	(1,321)
Other income	340	1	—	341

Income (loss) before income taxes	44,372	(280)	(14,285)	29,807
Income tax expense	—	—	11,437	11,437

Net income (loss)	$44,372	$(280)	$(25,722)	$18,370

Depreciation, amortization & accretion	$16,375	$218	$51	$16,644
Capital expenditures	$9,974	$16	$106	$10,096
Total assets	$195,552	$88	$6,948	$202,588

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. OPERATING SEGMENTS (Continued)

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2010
Revenue—Treatment and disposal	$85,474	$26	$—	$85,500
Revenue—Transportation services	19,336	—	—	19,336

Total revenue	104,810	26	—	104,836
Direct operating costs	44,893	498	—	45,391
Transportation costs	20,434	—	—	20,434

Gross profit (loss)	39,483	(472)	—	39,011
Selling, general & administrative expenses	6,217	—	12,417	18,634
Insurance proceeds	—	—	—	—

Operating income (loss)	33,266	(472)	(12,417)	20,377
Interest income (expense), net	5	—	(274)	(269)
Foreign currency gain (loss)	(103)	—	1,922	1,819
Other income	249	10	—	259

Income (loss) before income taxes	33,417	(462)	(10,769)	22,186
Income tax expense	—	—	9,602	9,602

Net income (loss)	$33,417	$(462)	$(20,371)	$12,584

Depreciation, amortization & accretion	$8,868	$204	$46	$9,118
Capital expenditures	$14,137	$50	$3	$14,190
Total assets	$204,603	$62	$12,684	$217,349

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. OPERATING SEGMENTS (Continued)

$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
2009
Revenue—Treatment and disposal	$79,307	$22	$—	$79,329
Revenue—Transportation services	53,190	—	—	53,190

Total revenue	132,497	22	—	132,519
Transportation costs	52,708	—	—	52,708
Direct operating costs	43,073	462	—	43,535

Gross profit (loss)	36,716	(440)	—	36,276
Selling, general & administrative expenses	4,790	—	9,045	13,835
Insurance proceeds	(661)	—	—	(661)

Operating income (loss)	32,587	(440)	(9,045)	23,102
Interest income (expense), net	(1)	—	115	114
Foreign currency gain (loss)	(37)	—	—	(37)
Other income	224	80	—	304

Income (loss) before income taxes	32,773	(360)	(8,930)	23,483
Income tax expense	—	—	9,513	9,513

Net income (loss)	$32,773	$(360)	$(18,443)	$13,970

Depreciation, amortization & accretion	$8,782	$219	$45	$9,046
Capital expenditures	$9,371	$—	$34	$9,405
Total assets	$84,729	$39	$38,894	$123,662

Revenue, Property, Plant and Equipment and Intangible Assets Outside of the United States

        We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the years ended December 31, 2011, 2010 and 2009:

$s in thousands	2011	2010	2009
United States	$118,402	$99,129	$132,519
Canada	36,515	5,707	—

	$154,917	$104,836	$132,519

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. OPERATING SEGMENTS (Continued)

        Long-lived assets, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2011 and 2010 were as follows:

$s in thousands	2011	2010
United States	$71,456	$74,734
Canada	67,757	72,828

	$139,213	$147,562

NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

        The unaudited consolidated quarterly results of operations for 2011 and 2010 were:

	Three-Months Ended
$s and shares in thousands, except per share amounts	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
2011
Revenue	$34,143	$39,537	$39,670	$41,567	$154,917
Gross profit	9,469	13,078	15,289	16,031	53,867
Operating income	4,641	7,754	9,567	10,403	32,365
Net income	3,260	4,685	3,726	6,699	18,370
Earnings per share—diluted(1)	$0.18	$0.26	$0.20	$0.37	$1.01
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,210	18,219	18,227	18,237	18,223
2010
Revenue	$19,540	$19,832	$25,984	$39,480	$104,836
Gross profit	6,575	7,143	10,372	14,921	39,011
Operating income	3,008	3,800	6,443	7,126	20,377
Net income	1,790	2,323	3,938	4,533	12,584
Earnings per share—diluted(1)	$0.10	$0.13	$0.22	$0.25	$0.69
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,185	18,187	18,186	18,197	18,189

(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 19. SUBSEQUENT EVENT

        On January 3, 2012 the Company declared a dividend of $0.18 per common share for stockholders of record on January 13, 2012. The dividend was paid out of cash on hand on January 20, 2012 in an aggregate amount of $3.3 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2011. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2011 utilizing criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting.

        Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2011. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Item 11.    Executive Compensation.

        Information concerning executive and director compensation is presented under the heading "Compensation Discussion and Analysis" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Directors and Officers" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

        The following table provides information as of December 31, 2011, about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan, the

2006 Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity stock option compensation plans approved by security holders	440,035	$18.04	1,445,404
Equity compensation plans not approved by security holders	—	—	—

Total	440,035	$18.04	1,445,404

(1)
Includes 11,975 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Information concerning related transactions is presented under the heading "Certain Relationships and Related Transactions" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information concerning principal accountant fees and services is presented under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 49 of this report.

2)
Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 on page 49.

3)
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 84 hereof.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.
By:	/s/ JEFFREY R. FEELER Jeffrey R. Feeler
Vice President and Chief Financial Officer

Date: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2012.

/s/ JAMES R. BAUMGARDNER James R. Baumgardner President and Chief Executive Officer (Principal Executive Officer)	/s/ JEFFREY R. FEELER Jeffrey R. Feeler Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ SIMON G. BELL Simon G. Bell. Vice President of Operations	/s/ JOHN M. COOPER John M. Cooper Vice President and Chief Information Officer
/s/ ERIC L. GERRATT Eric L. Gerratt Vice President and Controller	/s/ STEVEN D. WELLING Steven D. Welling. Senior Vice President Sales and Marketing
/s/ VICTOR J. BARNHART Victor J. Barnhart (Director)	/s/ JOE F. COLVIN Joe F. Colvin (Director)
/s/ DANIEL FOX Daniel Fox (Director)	/s/ JEFFREY S. MERRIFIELD Jeffrey S. Merrifield (Director)
/s/ JOHN W. POLING John W. Poling (Director)	/s/ STEPHEN A. ROMANO Stephen A. Romano (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's
2.1	Share Purchase Agreement dated September 13, 2010 between Marsulex Inc. and US Ecology, Inc.	3rd Qtr Form 10-Q filed 10-28-2010
3.1	Restated Certificate of Incorporation	2009 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.51	First Amendment to the Credit Agreement between Wells Fargo Bank National Association and US Ecology, Inc.	2nd Qtr 2011 Form 10-Q filed 8-5-2011
10.52	Credit Agreement Between Wells Fargo Bank National Association and US Ecology, Inc. dated October 29, 2010	Form 8-K filed 11-1-2010
10.53	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.54	*Management Incentive Plan Effective January 1, 2007	1st Qtr Form 10-Q filed 4-30-2007
10.55	*Management Incentive Plan Effective January 1, 2008	2007 Form 10-K
10.56	*Management Incentive Plan Effective January 1, 2009	1st Qtr Form 10-Q filed 4-30-2009
10.57	*Management Incentive Plan Effective January 1, 2010	1st Qtr Form 10-Q filed 4-30-2010
10.58	Consulting Services Agreement, effective as of January 1, 2010, between the Company and Stephen A. Romano	1st Qtr Form 10-Q filed 4-30-2010
10.59	*Management Incentive Plan Effective January 1, 2011	1st Qtr Form 10-Q filed 5-4-2011
10.60	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company's Directors and Officers	Form 8-K filed 5-26-05
10.62	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.65	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.70	Form of Royalty Agreement for El Centro Landfill Dated February 13, 2003	Form 8-K filed 2-13-03
10.71	*Employment Agreement, effective January 1, 2010, between the Company and James R. Baumgardner**	1st Qtr Form 10-Q filed 4-30-2010
10.72	*Employment Agreement, effective January 1, 2010, between the Company and Simon G. Bell	1st Qtr Form 10-Q filed 4-30-2010
10.73	*Employment Agreement, effective January 1, 2010, between the Company and John M. Cooper	1st Qtr Form 10-Q filed 4-30-2010

Exhibit No.	Description	Incorporated by Reference from Registrant's
10.74	*Employment Agreement, effective January 1, 2010, between the Company and Jeffrey R. Feeler	1st Qtr Form 10-Q filed 4-30-2010
10.75	*Employment Agreement, effective January 1, 2010, between the Company and Eric L. Gerratt	1st Qtr Form 10-Q filed 4-30-2010
10.76	*Employment Agreement, effective January 1, 2010, between the Company and Steven D. Welling	1st Qtr Form 10-Q filed 4-30-2010
10.82	Amended and Restated 2005 Non-Employee Director Compensation Plan	1st Qtr Form 10-Q filed 5-4-2011
14.1	Code of Ethics for Chief Executive, President and Chief Operating Officer, Chief Financial Officer and Other Executive Officers	2009 Form 10-K
14.2	Code of Ethics for Directors	2007 Form 10-K
21	List of Subsidiaries
23.1	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2011 Form 10-K by Chief Executive Officer dated February 29, 2012
31.2	Certifications of December 31, 2011 Form 10-K by Chief Financial Officer dated February 29, 2012
32.1	Certifications of December 31, 2011 Form 10-K by Chief Executive Officer dated February 29, 2012
32.2	Certifications of December 31, 2011 Form 10-K by Chief Financial Officer dated February 29, 2012
101
The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL) include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders Equity, and (v) Notes to the Consolidated Financial Statements tagged as blocks of text.

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

**
Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.