Form 10-Q
period 2012-03-31
US ECOLOGY, INC.
filed 2012-05-08
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                     .

Commission file number: 000-11688

US ECOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3889638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 E. Mallard Dr., Suite 300
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 331-8400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At May 4, 2012, there were 18,322,914 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$6,398	$4,289
Receivables, net	22,323	29,818
Prepaid expenses and other current assets	2,353	2,185
Income taxes receivable	142	181
Deferred income taxes	491	964
Total current assets	31,707	37,437

Property and equipment, net	99,886	99,975
Restricted cash	4,115	4,115
Intangible assets, net	39,798	39,238
Goodwill	21,692	21,200
Other assets	529	623
Total assets	$197,727	$202,588

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,752	$4,669
Deferred revenue	3,325	3,574
Accrued liabilities	9,472	10,569
Accrued salaries and benefits	3,887	5,382
Income taxes payable	2,406	1,510
Current portion of closure and post-closure obligations	2,886	2,890
Current portion of long-term debt	2	71
Total current liabilities	26,730	28,665

Long-term closure and post-closure obligations	14,728	14,448
Reducing revolving line of credit	35,000	40,500
Other long-term liabilities	143	150
Unrecognized tax benefits	457	454
Deferred income taxes	18,363	18,208
Total liabilities	95,421	102,425

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,323 and 18,320 shares issued, respectively	183	183
Additional paid-in capital	62,473	62,455
Retained earnings	40,439	39,197
Treasury stock, at cost, 78 and 93 shares, respectively	(1,308)	(1,555)
Accumulated other comprehensive income (loss)	519	(117)
Total stockholders’ equity	102,306	100,163
Total liabilities and stockholders’ equity	$197,727	$202,588

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenue	$33,013	$34,143
Direct operating costs	17,638	17,690
Transportation costs	3,299	6,984

Gross profit	12,076	9,469

Selling, general and administrative expenses	5,605	4,828

Operating income	6,471	4,641

Other income (expense):
Interest income	5	10
Interest expense	(224)	(446)
Foreign currency gain	1,091	1,250
Other	80	99

Total other income	952	913

Income before income taxes	7,423	5,554
Income tax expense	2,900	2,294

Net income	$4,523	$3,260

Earnings per share:
Basic	$0.25	$0.18
Diluted	$0.25	$0.18

Shares used in earnings per share calculation:
Basic	18,218	18,186
Diluted	18,254	18,210

Dividends paid per share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$4,523	$3,260
Other comprehensive income:
Foreign currency translation	636	682

Comprehensive income	$5,159	$3,942

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,523	$3,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,223	3,080
Amortization of intangible assets	350	355
Accretion of closure and post-closure obligations	335	323
Unrealized foreign currency gain	(1,201)	(1,303)
Deferred income taxes	338	670
Stock-based compensation expense	203	203
Unrecognized tax benefits	3	—
Net loss on sale of property and equipment	22	2
Changes in assets and liabilities:
Receivables	7,624	8,789
Income taxes receivable	42	(252)
Other assets	(66)	(294)
Accounts payable and accrued liabilities	(967)	(1,149)
Deferred revenue	(295)	537
Accrued salaries and benefits	(1,526)	(1,147)
Income tax payable	896	(784)
Closure and post-closure obligations	(82)	(81)
Net cash provided by operating activities	13,422	12,209

Cash flows from investing activities:
Purchases of property and equipment	(2,386)	(4,087)
Proceeds from sale of property and equipment	66	11
Net cash used in investing activities	(2,320)	(4,076)

Cash flows from financing activities:
Payments on reducing revolving line of credit	(8,500)	(12,500)
Dividends paid	(3,282)	(3,275)
Proceeds from reducing revolving line of credit	3,000	5,000
Other	(243)	(3)
Net cash used in provided by financing activities	(9,025)	(10,778)

Effect of foreign exchange rate changes on cash	32	12

Increase (decrease) in cash and cash equivalents	2,109	(2,633)

Cash and cash equivalents at beginning of period	4,289	6,342

Cash and cash equivalents at end of period	$6,398	$3,709

Supplemental Disclosures
Income taxes paid, net of receipts	$1,612	$2,692
Interest paid	$236	$258
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$916	$947
Restricted stock issued from treasury shares	$247	$299

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                       GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of US Ecology, Inc. and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated.  Throughout these financial statements words such as “we,” “us,” “our,” “US Ecology” and the “Company” refer to US Ecology, Inc. and its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Consolidated Balance Sheet as of December 31, 2011 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. As it relates to estimates and assumptions in amortization rates and environmental obligations, significant engineering, operations and accounting judgments are required. We review these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions will not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in applicable regulations, changes in future operational plans and inherent imprecision associated with estimating environmental impacts far into the future.

Financial Instruments

Cash on deposit, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments.  The carrying amount of our long-term debt approximates fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. Restricted cash balances represent funds held in third- party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities.  Restricted cash balances are maintained by third-party trustees and are invested in money market accounts.  The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical assets.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requiring an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years ending after December 15, 2012, and interim periods within those years, with early adoption permitted.  The Company adopted this ASU in the first quarter of fiscal 2012 and elected to present the components of net income and other comprehensive income in two separate but consecutive statements.

NOTE 2.                       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) consisted of the following:

Accumulated Other
Comprehensive
$s in thousands	Income (Loss)
Balance at December 31, 2010	$676
Foreign currency translation	(793)
Balance at December 31, 2011	(117)
Foreign currency translation	636
Balance at March 31, 2012	$519

NOTE 3.                       CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2012.  For the three months ended March 31, 2011, the U.S. Army Corps of Engineers (“USACE”) accounted for 11% of total revenue. No other customer accounted for more than 10% of total revenue for the three months ended March 31, 2011.

No customer accounted for more than 10% of total trade receivables as of March 31, 2012.  General Electric, Inc. accounted for approximately 18% of total trade receivables as of December 31, 2011.  No other customers accounted for more than 10% of total trade receivables as of December 31, 2011.

Credit Risk Concentration

We maintain most of our cash with nationally recognized financial institutions like Wells Fargo Bank, National Association (“Wells Fargo”). Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 4.                       RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2012	2011

Trade	$20,738	$27,229
Unbilled revenue	941	1,500
Other	884	1,400
Total receivables	22,563	30,129
Allowance for doubtful accounts	(240)	(311)
Receivables, net	$22,323	$29,818

NOTE 5.                       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2012	2011

Cell development costs	$61,981	$61,749
Land and improvements	14,028	13,929
Buildings and improvements	51,813	51,409
Railcars	17,375	17,375
Vehicles and other equipment	34,379	33,594
Construction in progress	5,517	4,031
Total property and equipment	185,093	182,087
Accumulated depreciation and amortization	(85,207)	(82,112)
Property and equipment, net	$99,886	$99,975

Depreciation expense for the three months ended March 31, 2012 and 2011 was $3.2 million and $3.1 million, respectively.

NOTE 6.                       GOODWILL AND INTANGIBLE ASSETS

The Company’s entire goodwill balance has been assigned to the Operating Disposal Facilities reporting segment.  Changes in Goodwill for the three months ended March 31, 2012 consisted of the following:

$s in thousands	Goodwill
Balance at December 31, 2011	$21,200
Foreign currency translation	492
Balance at March 31, 2012	$21,692

Intangible assets consisted of the following:

$s in thousands	March 31, 2012	December 31, 2011
Amortizing intangible assets:
Developed software	$350	$342
Database	100	98
Customer relationships	4,084	3,991
Technology - Formulae and processes	9,108	8,902
Permits, licenses and lease	27,975	27,340
Total amortizing intangible assets	41,617	40,673
Accumulated amortization	(1,989)	(1,601)

Nonamortizing intangible assets:
Tradename	170	166
Total intangible assets, net	$39,798	$39,238

Amortization expense for the three months ended March 31, 2012 and 2011 was $350,000 and $355,000, respectively.

NOTE 7.                       DEBT

On October 29, 2010, we entered a credit agreement (the “Credit Agreement”), as amended, with Wells Fargo which provided for an aggregate commitment from Wells Fargo of $95.0 million. The Credit Agreement provides for a $20.0 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of June 15, 2013 and a $75.0 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”) with a maturity date of November 1, 2015.

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At March 31, 2012, the effective interest rate on the Revolving Line of Credit was 1.49%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2012, there were no amounts outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provided an initial commitment amount of $75.0 million, the proceeds of which were used to acquire all of the shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada, Inc. and Gulfstream TLC, Inc. (collectively “Stablex”), and thereafter has been and will be used to provide financing for working capital needs (the “Reducing Revolving Commitment Amount”). The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At March 31, 2012, the effective interest rate of the Reducing Revolving Line of Credit was 1.49%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable.  At March 31, 2012, there was $35.0 million outstanding on the Reducing Revolving Line of Credit with availability for additional borrowings of $28.9 million.

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

At March 31, 2012, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 8.                       CLOSURE AND POST-CLOSURE OBLIGATIONS

Our accrued closure and post-closure obligations represent the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. Liabilities are recorded when work is probable and the costs can be reasonably estimated. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

Changes to reported closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2012

Closure and post-closure obligations, beginning of period	$17,338
Accretion expense	335
Payments	(83)
Foreign currency translation	24
Closure and post-closure obligations, end of period	17,614
Less current portion	(2,886)
Long-term portion	$14,728

NOTE 9.                       INCOME TAXES

During the three months ended March 31, 2012, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months.

Our effective tax rate for the three months ended March 31, 2012 was 39.1%, down from 41.3% for the three months ended March 31, 2011. The decrease in our effective tax rate reflects lower non-tax deductible expenses and higher earnings levels in the three months ended March 31, 2012 as compared with the same period in 2011.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2008 through 2011. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2007 through 2011. We are currently not aware of any examinations by taxing authorities.

NOTE 10.                COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee our permits and compliance with those permits.  Fines or penalties may be assessed by our regulators as a result of review or inspection of our operating practices.  Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation.  We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith.

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency (“U.S. EPA”) alleging that the thermal recycling operation at our Robstown, Texas facility does not comply with certain rules and regulations.  The communication included a draft consent agreement and final order directed to us and the thermal recycling unit’s owner-operator.  The EPA draft consent agreement asserts various technical compliance and permitting violations and proposes corrective actions to resolve the matter as well as proposed total penalties of $1.4 million against both us and the thermal recycling unit’s owner-operator.  We do not believe the alleged non-compliance matters represent a threat to human health or the environment and we are presently continuing to work with the U.S. EPA, as well as evaluating the matter in consultation with our legal counsel, the owner-operator of the thermal recycling unit and the Texas Department of Environmental Quality, which has direct oversight responsibility for our Robstown facility’s operating permit, including the operation of the thermal recycling unit. It is possible that as part of the resolution to this matter we may apply to modify existing or obtain new operating licenses or permits or otherwise make decisions that could limit or eliminate our thermal recycling services, require significant capital expenditures and/or increase operating costs.  Such outcomes could result in lower revenue and earnings as well as possible impairment charges for infrastructure improvements supporting operation of the thermal recycling unit. It is also possible that as a result of the U.S. EPA’s final position we would be required or voluntarily choose to discontinue thermal recycling services, either temporarily or permanently, and we may pursue legal action in an attempt to avoid such an outcome. In the three months ended March 31, 2012 total revenue earned from our thermal recycling service was 12% ($3.9 million) of total revenue and 13% ($871,000) of total operating income.  In 2011, total revenue earned from our thermal recycling service was 11% ($17.2 million) of total revenue and 11% ($3.7 million) of total operating income. Pending additional information or resolution of this matter, we are unable to estimate the timing or financial impact, if any, and therefore have not recorded any charges for resolution of this matter as of March 31, 2012.

Other than the above matter, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 11.                EARNINGS PER SHARE

	Three Months Ended March 31,
$s and shares in thousands, except per share	2012		2011
amounts	Basic	Diluted	Basic	Diluted
Net income	$4,523	$4,523	$3,260	$3,260
Weighted average basic shares outstanding	18,218	18,218	18,186	18,186

Dilutive effect of stock options and restricted stock		36		24
Weighted average diluted shares outstanding		18,254		18,210

Earnings per share	$0.25	$0.25	$0.18	$0.18
Anti-dilutive shares excluded from calculation		317		336

NOTE 12.                TREASURY STOCK

During the three months ended March 31, 2012, the Company issued 14,800 shares of restricted stock from our treasury stock at an average cost of $16.68 per share.

NOTE 13.     OPERATING SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended March 31, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$29,945	$4	$—	$29,949
Revenue - Transportation services	3,064	—	—	3,064
Total revenue	33,009	4	—	33,013
Direct operating costs	17,583	55	—	17,638
Transportation costs	3,299	—	—	3,299
Gross profit (loss)	12,127	(51)	—	12,076
Selling, general & administrative expense	2,521	—	3,084	5,605
Operating income (loss)	9,606	(51)	(3,084)	6,471
Interest income (expense), net	5	—	(224)	(219)
Foreign currency gain (loss)	(99)	—	1,190	1,091
Other income	80	—	—	80
Income (loss) before income taxes	9,592	(51)	(2,118)	7,423
Income tax expense	—	—	2,900	2,900
Net income (loss)	$9,592	$(51)	$(5,018)	$4,523
Depreciation, amortization & accretion	$3,844	$54	$10	$3,908
Capital expenditures	$2,360	$17	$9	$2,386
Total assets	$188,646	$95	$8,986	$197,727

Three Months Ended March 31, 2011 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$27,678	$4	$—	$27,682
Revenue - Transportation services	6,461	—	—	6,461
Total revenue	34,139	4	—	34,143
Direct operating costs	17,635	55	—	17,690
Transportation costs	6,984	—	—	6,984
Gross profit (loss)	9,520	(51)	—	9,469
Selling, general & administrative expense	2,363	—	2,465	4,828
Operating income (loss)	7,157	(51)	(2,465)	4,641
Interest income (expense), net	8	—	(444)	(436)
Foreign currency gain (loss)	(71)	—	1,321	1,250
Other income	98	1	—	99
Income (loss) before income taxes	7,192	(50)	(1,588)	5,554
Income tax expense	—	—	2,294	2,294
Net income (loss)	$7,192	$(50)	$(3,882)	$3,260
Depreciation, amortization & accretion	$3,693	$55	$10	$3,758
Capital expenditures	$4,014	$12	$61	$4,087
Total assets	$201,253	$90	$7,826	$209,169

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the three months ended March 31, 2012 and 2011:

Geographic disclosure

	Three Months Ended March 31,
$s in thousands	2012	2011
United States	$24,599	$25,123
Canada	8,414	9,020
	$33,013	$34,143

Long-lived assets, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
$s in thousands	2012	2011
United States	$70,595	$71,456
Canada	69,089	67,757
	$139,684	$139,213

NOTE 14.                SUBSEQUENT EVENT

On April 2, 2012, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 13, 2012. The dividend was paid using cash on hand on April 20, 2012 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

US Ecology, Inc.

Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Boise, Idaho

May 8, 2012

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our,” “US Ecology” and the “Company” refer to US Ecology, Inc. and its subsidiaries.

OVERVIEW

US Ecology is a hazardous, polychlorinated biphenyl (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste brokers/aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States and Canada.

We generate revenue from fees charged to treat and dispose of waste at our five fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; Robstown, Texas and Blainville, Québec, Canada. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities, which generates significant revenue. On a less frequent basis, we utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring customer “Base Business” or discrete waste clean-up project “Event Business”).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three months ended March 31, 2012 and 2011.

Customer		% of Treatment and Disposal Revenue (1) for the Three Months ended March 31,
Category	Description	2012	2011
Broker	Companies that collect and aggregate waste from their direct customers, comprised of both Base and Event Business.	53%	48%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	20%	17%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	10%	10%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	8%	12%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	5%	8%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	5%

(1) Excludes all transportation service revenue

A significant portion of our treatment and disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2012, approximately 25% of our treatment and disposal revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  As a result of this variability we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income, Adjusted EBITDA (as defined below), and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

We serve an industrial customer base such as oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and others that are generally affected by improving or declining economic conditions and a loosening or tightening credit environment. Under adverse conditions, our customers as well as those they serve may curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases or decreases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. However, spending by government agencies may also be reduced due to declining tax revenue resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011 in dollars and as a percentage of total revenue.

	Three Months Ended March 31,
$s and shares in thousands, except per share amounts	2012	%	2011	%

Revenue	$33,013	100.0%	$34,143	100.0%
Direct operating costs	17,638	53.4%	17,690	51.8%
Transportation costs	3,299	10.0%	6,984	20.5%

Gross profit	12,076	36.6%	9,469	27.7%

Selling, general and administrative expenses	5,605	17.0%	4,828	14.1%
Operating income	6,471	19.6%	4,641	13.6%

Other income (expense):
Interest income	5	0.0%	10	0.0%
Interest expense	(224)	-0.7%	(446)	-1.3%
Foreign currency gain	1,091	3.3%	1,250	3.7%
Other	80	0.2%	99	0.3%
Total other income	952	2.9%	913	2.7%

Income before income taxes	7,423	22.5%	5,554	16.3%
Income taxes	2,900	8.8%	2,294	6.8%
Net income	$4,523	13.7%	$3,260	9.5%

Earnings per share:
Basic	$0.25		$0.18
Dilutive	$0.25		$0.18

Shares used in earnings per share calculation:
Basic	18,218		18,186
Dilutive	18,254		18,210

Dividends paid per share	$0.18		$0.18

Other Financial Data:
Adjusted EBITDA (1)	$10,582		$8,602

(1)   For all periods presented, Adjusted EBITDA is defined as net income before net interest expense, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense, which are not considered part of usual business operations. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP.  Some of the limitations are:

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

•                  Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

•                  Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; and

•                  although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
$s in thousands	2012	2011

Net income	$4,523	$3,260
Income tax expense	2,900	2,294
Interest expense	224	446
Interest income	(5)	(10)
Foreign currency gain	(1,091)	(1,250)
Other income	(80)	(99)
Depreciation and amortization of plant and equipment	3,223	3,080
Amortization of intangibles	350	355
Stock-based compensation	203	203
Accretion of closure & post-closure liabilities	335	323
Adjusted EBITDA	$10,582	$8,602

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenue. Revenue decreased 3% to $33.0 million for the first quarter of 2012, down from $34.1 million in the first quarter of 2011. An 8% increase in treatment and disposal (“T&D”) revenue was more than offset by a 53% decrease in transportation service revenue. The decrease in transportation revenue was due to fewer Event Business projects utilizing the Company’s transportation and logistics services.

During the first quarter of 2012 we disposed of a total of 215,000 tons of waste, or 8% more than the 199,000 tons disposed of in the first quarter of 2011. Average selling price increased 1% during the first quarter of 2012 compared to the same quarter last year.

During the first quarter of 2012, T&D revenue from recurring Base Business customers was 21% higher than the first quarter of 2011 and comprised 75% of T&D revenue. This compares to 67% of T&D revenue in the first quarter of 2011. As discussed further below, this increase primarily reflects higher Base Business T&D revenue from broker and other industry customers.

Event Business revenue in the first quarter of 2012 decreased 19% compared to the same quarter in 2011 and was 25% of T&D revenue for the first quarter of 2012. This compares to 33% of T&D in the first quarter of 2011. As discussed further below, this decrease primarily reflects lower Event Business T&D revenue in the government, private clean-up and broker customers.

The following table summarizes our first quarter 2012 revenue growth (both Base and Event Business) by customer type as compared with the first quarter of 2011.

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Other industry	30%
Broker	21%
Refinery	0%
Rate regulated	-11%
Government	-30%
Private clean-up	-36%

Our other industry revenue category increased 30% in the first quarter of 2012 compared to the first quarter of 2011 on strong shipments from the broadly diversified group of industrial customers we serve.

Our broker business increased 21% in the first quarter of 2012 compared to the first quarter of 2011. This increase was the result of shipments across our broad range of government and industry waste generators directly served by our multiple broker customers including higher volumes of brokered thermal recycling projects.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility decreased 11% in the first quarter of 2012 compared to the first quarter of 2011. Our Richland facility operates under a State-approved annual revenue requirement. The decrease is due to the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 30% in the first quarter of 2012 compared to the first quarter of 2011. This decrease primarily reflects lower shipments from the USACE in the first quarter of 2012 compared to the first quarter of 2011. Event Business under our USACE contract contributed $1.6 million, or 5%, of total revenue in the first quarter of 2012 compared to $3.7 million, or 11%, of total revenue in the first quarter of 2011. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 40% in the first quarter of 2012 compared with the first quarter of 2011. This decrease was due to project-specific timing at the multiple USACE clean-up sites. No USACE projects served by the Company were cancelled or awarded to competitors during the quarter.

T&D revenue from private clean-up customers decreased 36% in the first quarter of 2012 compared to the first quarter of 2011. This decrease primarily reflects the completion of a project at our Stablex operation in 2011 that was not fully replaced in the first quarter of 2012.

Gross Profit. Gross profit for the first quarter of 2012 increased 28% to $12.1 million, up from $9.5 million in the first quarter of 2011. This increase primarily reflects higher volumes of waste disposed and slightly higher average selling prices in the first quarter of 2012 compared to the first quarter of 2011. Gross margin was 37% in the first quarter of 2012, up from 28% in the first quarter of 2011. T&D gross margin (which excludes transportation revenue and costs) was 41% in the first quarter of 2012 compared to 36% in the first quarter of 2011. The increase in gross margin and T&D gross margin primarily reflects increased volumes, slightly higher average selling prices and service mix in the first quarter of 2012 compared to the same period of 2011.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the first quarters of 2012 and 2011 were 17% and 14%, respectively. SG&A expenses were $5.6 million in the first quarter of 2012 and $4.8 million in the first quarter of 2011. The increase primarily reflects higher variable incentive compensation resulting from stronger financial performance in the first quarter of 2012 compared to the first quarter of 2011.

Interest expense. Interest expense in the first quarter of 2012 was $224,000, down from $446,000 in the first quarter of 2011, primarily reflecting lower debt levels and lower interest rates in the first quarter of 2012.

Foreign Currency Gain. We recognized $1.1 million and $1.3 million in foreign currency gains in the first quarter of 2012 and 2011, respectively. Foreign currency gain reflects changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is a Canadian company whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2012 we had $52.9 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. In the first quarter of 2012 and 2011, we recognized $80,000 and $99,000, respectively, in other income, primarily royalty income from a previously sold municipal waste landfill in Texas.

Income tax expense. Our effective tax rate for the first quarter of 2012 was 39.1%, down from 41.3% in the first quarter of 2011. The decrease in our effective tax rate reflects lower non-tax deductible expenses and higher earnings levels in the three months ended March 31, 2012 as compared with the same period in 2011. As of March 31, 2012 we had unrecognized tax benefits of $457,000 (including interest of $19,000) that, if recognized, would favorably affect the effective tax rate.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2012, we had $6.4 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest and principal payments and continue paying dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional potential sources of liquidity should they be required.

Operating Activities. For the three months ended March 31, 2012, net cash provided by operating activities was $13.4 million. This primarily reflects net income of $4.5 million, decreases in accounts receivable of $7.6 million, and depreciation and amortization and accretion of $3.9 million, partially offset by decreases in accrued salaries and benefits of $1.5 million and unrealized foreign currency gains of $1.2 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in accounts receivable is primarily attributable to the timing of significant customer payments received in the first three months of 2012. Days sales outstanding were 62 days as of March 31, 2012, compared to 66 days at December 31, 2011 and 64 days at March 31, 2011.

For the three months ended March 31, 2011, net cash provided by operating activities was $12.2 million. This primarily reflects net income of $3.3 million, decreases in accounts receivable of $8.8 million and depreciation and amortization and accretion of $3.8 million, partially offset by decreases in accrued salaries and benefits of $1.1 million, decreases in accounts payable and accrued liabilities of $1.1 million and decreases in income tax payable of $784,000.

Investing Activities. For the three months ended March 31, 2012, net cash used in investing activities was $2.3 million primarily related to capital expenditures of $2.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Québec, Canada location and equipment purchases at all five operating disposal facilities.

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

Financing Activities. For the three months ended March 31, 2012, net cash used in financing activities was $9.0 million and consisted primarily of repayments, net of borrowings, under the Credit Agreement of $5.6 million and payment of dividends to our stockholders of $3.3 million.

For the three months ended March 31, 2011, net cash used in financing activities was $10.8 million and included repayments, net of borrowings, on our credit facility of $7.5 million and the payment of dividends to our stockholders of $3.3 million.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2012. For detailed information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At March 31, 2012, we had $35.0 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 1.49%.  There were no borrowings on the Revolving Line of Credit at March 31, 2012.  If interest rates were to rise we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $35.0 million under our Credit Agreement at March 31, 2012, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $350,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the three months ended March 31, 2012, Stablex transacted approximately 34% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2012 we had $52.9 million of intercompany loans outstanding between Stablex and US Ecology, Inc. During the first quarter of 2012, the CAD strengthened relative to the USD resulting in a $1.1 million foreign currency translation gain in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of March 31, 2012, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2012 would have generated a gain or loss of approximately $529,000 for the three months ended March 31, 2012.

We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                             CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 could harm our business, prospects, operating results, and financial condition.

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

ITEM 1.                             LEGAL PROCEEDINGS

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency (“U.S. EPA”) alleging that the thermal recycling operation at our Robstown, Texas facility does not comply with certain rules and regulations.  The communication included a draft consent agreement and final order directed to us and the thermal recycling unit’s owner-operator.  The EPA draft consent agreement asserts various technical compliance and permitting violations and proposes corrective actions to resolve the matter as well as proposed total penalties of $1.4 million against both us and the thermal recycling unit’s owner-operator.  We do not believe the alleged non-compliance matters represent a threat to human health or the environment and we are presently continuing to work with the U.S. EPA, as well as evaluating the matter in consultation with our legal counsel, the owner-operator of the thermal recycling unit and the Texas Department of Environmental Quality, which has direct oversight responsibility for our Robstown facility’s operating permit, including the operation of the thermal recycling unit. It is possible that as part of the resolution to this matter we may apply to modify existing or obtain new operating licenses or permits or otherwise make decisions that could limit or eliminate our thermal recycling services, require significant capital expenditures and/or increase operating costs.  Such outcomes could result in lower revenue and earnings as well as possible impairment charges for infrastructure improvements supporting operation of the thermal recycling unit. It is also possible that as a result of the U.S. EPA’s final position we would be required or voluntarily choose to discontinue thermal recycling services, either temporarily or permanently, and we may pursue legal action in an attempt to avoid such an outcome. In the three months ended March 31, 2012 total revenue earned from our thermal recycling service was 12% ($3.9 million) of total revenue and 13% ($871,000) of total operating income.  In 2011, total revenue earned from our thermal recycling service was 11% ($17.2 million) of total revenue and 11% ($3.7 million) of total operating income. Pending additional information or resolution of this matter, we are unable to estimate the timing or financial impact, if any, and therefore have not recorded any charges for resolution of this matter as of March 31, 2012.

Other than the above matter, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.       RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and is updated for the following:

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

Stringent regulations of federal, state or provincial governments have a substantial impact on our business. Local government controls also apply. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, noise, visual impact, odor, land use, zoning, transportation and related matters. Failure to obtain on a timely basis or comply with applicable federal, state, provincial and local governmental regulations, licenses, permits or approvals for our waste treatment and disposal facilities could prevent or restrict our ability to provide certain services, resulting in a potentially significant loss of revenue and earnings. Changes in environmental regulations,  or laws or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require us to make significant capital investments or other expenditures, or may require us to modify existing operating licenses or permits, or obtain additional approvals or could potentially cause us to limit, curtail, suspend or cease certain operations resulting in potential lost revenue or profitability or impairment charges. New governmental requirements that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit operations.

From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings involving compliance with applicable and changing regulatory standards. Although none of these fines or penalties that we have paid in the past has had a material effect upon our financial condition or position, in the future, we may be required to make substantial expenditures as a result of regulatory proceedings which would have a negative impact on our earnings. Furthermore, regulators have the power to suspend or revoke permits or licenses needed for operation of our facilities based on, among other factors, our compliance record. As a result, customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Further, the U.S. EPA, in their regulatory role may overrule decisions and interpretations of the various State regulators that have primary regulatory jurisdiction over the facilities we operate or independently impose financial penalties.  Suspension, revocation of permits or licenses, or determinations that require additional regulatory permits could impact our operations, and could require us to cease operations of certain business lines at our facilities, potentially resulting in a material impact on our financial condition, results of operations and cash flows.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

10.61	*Management Incentive Plan Effective January 1, 2012

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amendment to the Credit Agreement, dated January 13, 2012, by and among US Ecology, Inc., the guarantors party thereto and Wells Fargo Bank, National Association

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

*  Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 8, 2012	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler
Vice President and
Chief Financial Officer