Form 10-Q
period 2012-06-30
US ECOLOGY, INC.
filed 2012-08-03
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number: 0000-11688

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

At August 1, 2012, there were 18,322,914 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

(In thousands, except par value amount)

	June 30, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$5,905	$4,289
Receivables, net	31,168	29,818
Prepaid expenses and other current assets	2,773	2,185
Income taxes receivable	—	181
Deferred income taxes	886	964
Total current assets	40,732	37,437

Property and equipment, net	107,066	99,975
Restricted cash	4,111	4,115
Intangible assets, net	40,662	39,238
Goodwill	23,053	21,200
Other assets	501	623
Total assets	$216,125	$202,588

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$7,323	$4,669
Deferred revenue	4,311	3,574
Accrued liabilities	6,446	10,569
Accrued salaries and benefits	5,301	5,382
Income taxes payable	2,267	1,510
Current portion of closure and post-closure obligations	2,858	2,890
Current portion of long-term debt	1	71
Total current liabilities	28,507	28,665

Long-term closure and post-closure obligations	14,969	14,448
Reducing revolving line of credit	50,000	40,500
Other long-term liabilities	131	150
Unrecognized tax benefits	460	454
Deferred income taxes	17,007	18,208
Total liabilities	111,074	102,425

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,323 and 18,320 shares issued, respectively	183	183
Additional paid-in capital	62,516	62,455
Retained earnings	43,517	39,197
Treasury stock, at cost, 71 and 93 shares, respectively	(1,183)	(1,555)
Accumulated other comprehensive income (loss)	18	(117)
Total stockholders’ equity	105,051	100,163
Total liabilities and stockholders’ equity	$216,125	$202,588

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$39,980	$39,537	$72,993	$73,680
Direct operating costs	18,633	18,325	36,271	36,015
Transportation costs	4,021	8,134	7,320	15,118

Gross profit	17,326	13,078	29,402	22,547

Selling, general and administrative expenses	6,366	5,324	11,971	10,152

Operating income	10,960	7,754	17,431	12,395

Other income (expense):
Interest income	4	5	9	15
Interest expense	(204)	(436)	(428)	(882)
Foreign currency gain (loss)	(921)	218	170	1,468
Other	522	73	602	172

Total other income (expense)	(599)	(140)	353	773

Income before income taxes	10,361	7,614	17,784	13,168
Income tax expense	3,999	2,929	6,899	5,223

Net income	$6,362	$4,685	$10,885	$7,945

Earnings per share:
Basic	$0.35	$0.26	$0.60	$0.44
Diluted	$0.35	$0.26	$0.60	$0.44

Shares used in earnings per share calculation:
Basic	18,228	18,193	18,223	18,190
Diluted	18,264	18,219	18,259	18,215

Dividends paid per share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$6,362	$4,685	$10,885	$7,945
Other comprehensive income:
Foreign currency translation	(500)	121	135	803

Comprehensive income	$5,862	$4,806	$11,020	$8,748

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,885	$7,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,794	6,306
Amortization of intangible assets	724	718
Accretion of closure and post-closure obligations	670	647
Unrealized foreign currency gain	(250)	(1,601)
Deferred income taxes	(1,218)	690
Stock-based compensation expense	383	413
Unrecognized tax benefits	7	—
Net (gain) loss on sale of property and equipment	(20)	26
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	839	3,102
Income tax receivable	191	(75)
Other assets	(390)	(678)
Accounts payable and accrued liabilities	(3,699)	446
Deferred revenue	412	43
Accrued salaries and benefits	(307)	(123)
Income tax payable	761	(2,547)
Closure and post-closure obligations	(186)	(150)
Net cash provided by operating activities	15,596	15,162

Cash flows from investing activities:
Business acquisition, net of cash acquired	(11,228)	—
Purchases of property and equipment	(5,743)	(5,674)
Proceeds from sale of property and equipment	169	33
Restricted cash	5	—
Net cash used in investing activities	(16,797)	(5,641)

Cash flows from financing activities:
Proceeds from reducing revolving line of credit	22,000	10,400
Payments on reducing revolving line of credit	(12,500)	(15,400)
Dividends paid	(6,565)	(6,552)
Other	(258)	(5)
Net cash provided by (used in) financing activities	2,677	(11,557)

Effect of foreign exchange rate changes on cash	140	(38)

Increase (decrease) in cash and cash equivalents	1,616	(2,074)

Cash and cash equivalents at beginning of period	4,289	6,342

Cash and cash equivalents at end of period	$5,905	$4,268

Supplemental Disclosures
Income taxes paid, net of receipts	$7,148	$7,156
Interest paid	$418	$635
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$2,446	$928
Restricted stock issued from treasury shares	$372	$424

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations and cash flows for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Financial Instruments

Cash on deposit, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments.  The carrying amount of our long-term debt approximates fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. Restricted cash balances represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities.  Restricted cash balances are maintained by third-party trustees and are invested in money market accounts.  The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical assets.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requiring an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years ending after December 15, 2012, and interim periods within those years, with early adoption permitted.  The Company adopted this ASU in the first quarter of fiscal year 2012 and elected to present the components of net income and other comprehensive income in two separate but consecutive statements.

NOTE 2.                     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) consisted of the following:

Accumulated Other
Comprehensive
$s in thousands	Income (Loss)
Balance at December 31, 2010	$676
Foreign currency translation	(793)
Balance at December 31, 2011	(117)
Foreign currency translation	135
Balance at June 30, 2012	$18

NOTE 3.                       CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2012.  For the three and six months ended June 30, 2011, the U.S. Army Corps of Engineers (“USACE”) accounted for 10% and 15% of total revenue, respectively. No other customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2011.

No customer accounted for more than 10% of total trade receivables as of June 30, 2012.  General Electric, Inc. accounted for approximately 18% of total trade receivables as of December 31, 2011.  No other customers accounted for more than 10% of total trade receivables as of December 31, 2011.

Credit Risk Concentration

We maintain most of our cash with nationally recognized financial institutions like Wells Fargo Bank, National Association (“Wells Fargo”). Substantially all balances are uninsured and are not used as collateral for other obligations. We believe that concentrations of credit risk on accounts receivable are limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 4.                       RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2012	2011

Trade	$28,989	$27,229
Unbilled revenue	1,260	1,500
Other	1,229	1,400
Total receivables	31,478	30,129
Allowance for doubtful accounts	(310)	(311)
Receivables, net	$31,168	$29,818

NOTE 5.                       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2012	2011

Cell development costs	$61,896	$61,749
Land and improvements	14,668	13,929
Buildings and improvements	54,703	51,409
Railcars	17,375	17,375
Vehicles and other equipment	37,709	33,594
Construction in progress	8,800	4,031
Total property and equipment	195,151	182,087
Accumulated depreciation and amortization	(88,085)	(82,112)
Property and equipment, net	$107,066	$99,975

Depreciation expense for the three months ended June 30, 2012 and 2011 was $3.6 million and $3.2 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $6.8 million and $6.3 million, respectively.

NOTE 6.                       BUSINESS COMBINATION

On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. (“Dynecol”), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan.  The total purchase price consisted of $11.3 million in cash and was funded through borrowings under the Reducing Revolving Line of Credit facility. The purchase price is subject to post-closing adjustments based on agreed upon working capital requirements.  Post-closing adjustments are expected to be finalized and settled in the third quarter of 2012.

The following table summarizes the consideration paid for Dynecol and the preliminary fair value of assets acquired and liabilities assumed at the acquisition date.

$s in thousands	June 30, 2012
Current assets	$2,281
Property and equipment	6,552
Identifiable intangible assets	1,940
Current liabilities	(1,268)
Total identifiable net assets	9,505
Goodwill	1,745
Total purchase price	$11,250

Goodwill of $1.7 million arising from the acquisition is the result of several factors. Dynecol has a talented assembled workforce of approximately 40 employees principally serving the mid-western and eastern U.S. industrial markets for nearly 40 years. The acquisition of Dynecol strengthens our mid-western and eastern U.S. presence to better serve key North American hazardous waste markets. In addition, Dynecol provides us with an opportunity to win more Event Business work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers; and attract new customers. All of the goodwill recognized was assigned to our Operating Disposal Facilities segment and is expected to be deductible for income tax purposes over a fifteen-year amortization period.

The following unaudited pro forma financial information presents the combined results of operations as if Dynecol had been combined with us beginning on January 1, 2011. The pro forma financial information includes the accounting impact of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment and interest expense.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands, except per share amounts	2012	2011	2012	2011
Pro forma combined:
Revenue	$42,011	$43,329	$78,494	$80,881
Net income	$6,248	$5,122	$10,739	$8,632
Earnings per share
Basic	$0.34	$0.28	$0.59	$0.47
Diluted	$0.34	$0.28	$0.59	$0.47

The amounts of revenue and operating income from Dynecol included in US Ecology’s consolidated statements of operations were $1.1 million and $73,000, respectively, for each of the three and six month periods ended June 30, 2012.  Acquisition-related costs of $121,000 and $137,000 were included in selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

NOTE 7.                       GOODWILL AND INTANGIBLE ASSETS

The Company’s entire goodwill balance has been assigned to the Operating Disposal Facilities reporting segment.  Changes in goodwill for the six months ended June 30, 2012 consisted of the following:

$s in thousands	Goodwill
Balance at December 31, 2011	21,200
Dynecol acquisition	1,745
Foreign currency translation	108
Balance at June 30, 2012	23,053

Intangible assets consisted of the following:

$s in thousands	June 30, 2012	December 31, 2011
Amortizing intangible assets:
Developed software	$344	$342
Database	98	98
Customer relationships	5,182	3,991
Technology - Formulae and processes	8,947	8,902
Permits, licenses and lease	27,480	27,340
Non-compete agreements	20	—
Total amortizing intangible assets	42,071	40,673
Accumulated amortization	(2,326)	(1,601)

Nonamortizing intangible assets:
Permits and licenses	750	—
Tradename	167	166
Total intangible assets, net	$40,662	$39,238

Amortization expense for the three months ended June 30, 2012 and 2011 was $374,000 and $362,000, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $724,000 and $718,000, respectively.

NOTE 8.                       DEBT

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

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At June 30, 2012, the effective interest rate on the Revolving Line of Credit was 1.50%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2012, there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provided an initial commitment amount of $75.0 million (the “Reducing Revolving Commitment Amount”).  Proceeds from the Reducing Revolving Line of Credit were used to acquire all of the shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada, Inc. and Gulfstream TLC, Inc. (collectively “Stablex”) in 2010 and to acquire all of the shares of Dynecol in 2012, with the remaining borrowings available under the Reducing Revolving Line of Credit used to provide financing for working capital needs. The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At June 30, 2012, the effective interest rate of the Reducing Revolving Line of Credit was 1.50%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable.  At June 30, 2012, there was $50.0 million outstanding on the Reducing Revolving Line of Credit with availability for additional borrowings of $11.1 million.

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

At June 30, 2012, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 9.                       CLOSURE AND POST-CLOSURE OBLIGATIONS

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

Changes to reported closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2012	June 30, 2012

Closure and post-closure obligations, beginning of period	$17,614	$17,338
Accretion expense	335	670
Payments	(103)	(186)
Currency translation	(19)	5
Closure and post-closure obligations, end of period	17,827	17,827
Less current portion	(2,858)	(2,858)
Long-term portion	$14,969	$14,969

NOTE 10.                INCOME TAXES

During the six months ended June 30, 2012, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months.

Our effective tax rate for the three months ended June 30, 2012 was 38.6%, up slightly from 38.5% for the three months ended June 30, 2011.

Our effective tax rate for the six months ended June 30, 2012 was 38.8%, down from 39.7% for the six months ended June 30, 2011. The decrease in our effective tax rate reflects higher earnings and lower non-tax deductible expenses in the first six months of 2012 compared to the same period of 2011.

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

NOTE 11.                COMMITMENTS AND CONTINGENCIES

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

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency (“U.S. EPA”) alleging that the thermal recycling operation at our Robstown, Texas facility does not comply with certain rules and regulations.  The communication included a draft consent agreement and final order directed to us and the thermal recycling unit’s owner-operator.  The U.S. EPA draft consent agreement asserts various technical compliance and permitting violations and proposes corrective actions to resolve the matter as well as proposed total penalties of $1.4 million against both us and the thermal recycling unit’s owner-operator.  We do not believe the alleged non-compliance matters represent a threat to human health or the environment and we are presently working with the U.S. EPA, as well as evaluating the matter in consultation with our legal counsel, the owner-operator of the thermal recycling unit and the Texas Department of Environmental Quality, which has direct oversight responsibility for our Robstown facility’s operating permit, including the operation of the thermal recycling unit. It is possible that as part of the resolution to this matter we may apply to modify existing or obtain new operating licenses or permits or otherwise make decisions that could limit or eliminate our thermal recycling services, require significant capital expenditures and/or increase operating costs.  Such outcomes could result in lower revenue and earnings as well as possible impairment charges for infrastructure improvements supporting operation of the thermal recycling unit. It is also possible that as a result of the U.S. EPA’s final position we would be required or voluntarily choose to discontinue thermal recycling services, either temporarily or permanently, and we may pursue legal action in an attempt to avoid such an outcome. For the six months ended June 30, 2012, our thermal recycling service contributed 11%

($8.1 million) of total revenue and 10% ($1.8 million) of total operating income.  For 2011, our thermal recycling service contributed 11% ($17.2 million) of total revenue and 11% ($3.7 million) of total operating income. In response to the EPA’s proposal the Company counter-offered to settle the matter for $260,000.  The settlement would be shared between the Company and the thermal recycling unit’s owner-operator.  Negotiations are ongoing with the EPA, which has neither accepted nor rejected the Company’s counter-offer.  Based on the Company’s counter-offer, we recognized a charge of $130,000 during the second quarter of 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

Other than the above matter, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 12.                EARNINGS PER SHARE

	Three Months Ended June 30,
$s and shares in thousands, except per share	2012		2011
amounts	Basic	Diluted	Basic	Diluted
Net income	$6,362	$6,362	$4,685	$4,685
Weighted average basic shares outstanding	18,228	18,228	18,193	18,193

Dilutive effect of stock options and restricted stock		36		26
Weighted average diluted shares outstanding		18,264		18,219

Earnings per share	$0.35	$0.35	$0.26	$0.26
Anti-dilutive shares excluded from calculation		331		336

	Six Months Ended June 30,
$s and shares in thousands, except per share	2012		2011
amounts	Basic	Diluted	Basic	Diluted
Net income	$10,885	$10,885	$7,945	$7,945
Weighted average basic shares outstanding	18,223	18,223	18,190	18,190

Dilutive effect of stock options and restricted stock		36		25
Weighted average diluted shares outstanding		18,259		18,215

Earnings per share	$0.60	$0.60	$0.44	$0.44
Anti-dilutive shares excluded from calculation		324		336

NOTE 13.                TREASURY STOCK

During the three and six months ended June 30, 2012, the Company issued 7,500 and 22,300 shares, respectively, of restricted stock from our treasury stock at an average cost of $16.68 per share.

NOTE 14.     OPERATING SEGMENTS

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended June 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$35,963	$7	$—	$35,970
Revenue - Transportation services	4,010	—	—	4,010
Total revenue	39,973	7	—	39,980
Direct operating costs	18,576	57	—	18,633
Transportation costs	4,020	1	—	4,021
Gross profit (loss)	17,377	(51)	—	17,326
Selling, general & administrative expense	2,921	—	3,445	6,366
Operating income (loss)	14,456	(51)	(3,445)	10,960
Interest income (expense), net	4	—	(204)	(200)
Foreign currency gain (loss)	17	—	(938)	(921)
Other income	521	1	—	522
Income (loss) before income taxes	14,998	(50)	(4,587)	10,361
Income tax expense	—	—	3,999	3,999
Net income (loss)	$14,998	$(50)	$(8,586)	$6,362
Depreciation, amortization & accretion	$4,215	$54	$11	$4,280
Capital expenditures	$3,350	$—	$7	$3,357
Total assets	$206,652	$103	$9,370	$216,125

Three Months Ended June 30, 2011 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$31,877	$7	$—	$31,884
Revenue - Transportation services	7,653	—	—	7,653
Total revenue	39,530	7	—	39,537
Direct operating costs	18,266	59	—	18,325
Transportation costs	8,134	—	—	8,134
Gross profit (loss)	13,130	(52)	—	13,078
Selling, general & administrative expense	2,469	—	2,855	5,324
Operating income (loss)	10,661	(52)	(2,855)	7,754
Interest income (expense), net	5	—	(436)	(431)
Foreign currency gain (loss)	(22)	—	240	218
Other income	73	—	—	73
Income (loss) before income taxes	10,717	(52)	(3,051)	7,614
Income tax expense	—	—	2,929	2,929
Net income (loss)	$10,717	$(52)	$(5,980)	$4,685
Depreciation, amortization & accretion	$3,846	$54	$13	$3,913
Capital expenditures	$1,582	$—	$5	$1,587
Total assets	$206,364	$94	$7,866	$214,324

Six Months Ended June 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$65,908	$11	$—	$65,919
Revenue - Transportation services	7,074	—	—	7,074
Total revenue	72,982	11	—	72,993
Direct operating costs	36,159	112	—	36,271
Transportation costs	7,319	1	—	7,320
Gross profit (loss)	29,504	(102)	—	29,402
Selling, general & administrative expense	5,442	—	6,529	11,971
Operating income (loss)	24,062	(102)	(6,529)	17,431
Interest income (expense), net	9	—	(428)	(419)
Foreign currency gain (loss)	(82)	—	252	170
Other income	601	1	—	602
Income (loss) before income taxes	24,590	(101)	(6,705)	17,784
Income tax expense	—	—	6,899	6,899
Net income (loss)	$24,590	$(101)	$(13,604)	$10,885
Depreciation, amortization & accretion	$8,059	$108	$21	$8,188
Capital expenditures	$5,710	$17	$16	$5,743
Total assets	$206,652	$103	$9,370	$216,125

Six Months Ended June 30, 2011 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$59,555	$11	$—	$59,566
Revenue - Transportation services	14,114	—	—	14,114
Total revenue	73,669	11	—	73,680
Direct operating costs	35,901	114	—	36,015
Transportation costs	15,118	—	—	15,118
Gross profit (loss)	22,650	(103)	—	22,547
Selling, general & administrative expense	4,832	—	5,320	10,152
Operating income (loss)	17,818	(103)	(5,320)	12,395
Interest income (expense), net	13	—	(880)	(867)
Foreign currency gain (loss)	(93)	—	1,561	1,468
Other income	171	1	—	172
Income (loss) before income taxes	17,909	(102)	(4,639)	13,168
Income tax expense	—	—	5,223	5,223
Net income (loss)	$17,909	$(102)	$(9,862)	$7,945
Depreciation, amortization & accretion	$7,539	$109	$23	$7,671
Capital expenditures	$5,596	$12	$66	$5,674
Total assets	$206,364	$94	$7,866	$214,324

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2012	2011	2012	2011
United States	$30,939	$29,729	$55,538	$54,852
Canada	9,041	9,808	17,455	18,828
Total revenue	$39,980	$39,537	$72,993	$73,680

Long-lived assets, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
$s in thousands	2012	2011
United States	$79,625	$71,456
Canada	68,103	67,757
Total long-lived assets	$147,728	$139,213

NOTE 15.             SUBSEQUENT EVENT

On July 2, 2012, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 13, 2012. The dividend was paid using cash on hand on July 20, 2012 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2012, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

August 3, 2012

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

US Ecology is a hazardous, PCB, non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste brokers/aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States.

On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. (“Dynecol”), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $11.3 million.  The acquisition of Dynecol strengthens our mid-western and eastern U.S. presence to better serve key North American hazardous waste markets. In addition, Dynecol provides us with an opportunity to win more Event Business work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers; and attract new customers.  For our one month of ownership, the amounts of revenue and operating income from Dynecol included in US Ecology’s consolidated statement of operations were $1.1 million and $73,000, respectively, for each of the three and six month periods ended June 30, 2012.

We generate revenue from fees charged to treat and dispose of waste at our five fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; Robstown, Texas; Detroit, Michigan; and Blainville, Québec, Canada. We manage a dedicated fleet of railcars, a small fleet of trucks and trailers and arrange for the transportation of waste to our facilities. Transportation services contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring customer “Base Business” or discrete waste clean-up project “Event Business”).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three and six months ended June 30, 2012 and 2011.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months ended June 30,
Category	Description	2012	2011

Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	52%	45%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	17%	15%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	13%	12%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	8%	12%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	6%	12%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes Dynecol which was acquired on May 31, 2012

Customer		% of Treatment and Disposal Revenue (1),(2) for the Six Months ended June 30,
Category	Description	2012	2011

Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	53%	46%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	18%	16%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	11%	12%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	9%	11%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	5%	10%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	5%

(1) Excludes all transportation service revenue

(2) Excludes Dynecol which was acquired on May 31, 2012

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three and six months ended June 30, 2012, approximately 36% and 32%, respectively, of our treatment and disposal revenue, excluding Dynecol, was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  As a result of this variability we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

The increased waste volumes resulting from projects won through this bundling strategy drive operating leverage and increase profitability.  While waste treatment and other variable costs are project-specific, the earnings contribution from individual projects generally increases as overall disposal volumes increase.  Management believes that maximizing operating income, net income and earnings per share is a higher priority than maintaining or increasing gross margin.  We plan to continue aggressively bidding bundled transportation and disposal services based on this strategy.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2012 and 2011 in dollars and as a percentage of total revenue.

$s and shares in thousands, except	Three Months Ended June 30,				Six Months Ended June 30,
per share amounts	2012	%	2011	%	2012	%	2011	%

Revenue	$39,980	100.0%	$39,537	100.0%	$72,993	100.0%	$73,680	100.0%
Direct operating costs	18,633	46.6%	18,325	46.3%	36,271	49.7%	36,015	48.9%
Transportation costs	4,021	10.1%	8,134	20.6%	7,320	10.0%	15,118	20.5%

Gross profit	17,326	43.3%	13,078	33.1%	29,402	40.3%	22,547	30.6%

Selling, general and administrative expenses	6,366	15.9%	5,324	13.5%	11,971	16.4%	10,152	13.8%
Operating income	10,960	27.4%	7,754	19.6%	17,431	23.9%	12,395	16.8%

Other income (expense):
Interest income	4	0.0%	5	0.0%	9	0.0%	15	0.0%
Interest expense	(204)	-0.5%	(436)	-1.1%	(428)	-0.6%	(882)	-1.2%
Foreign currency gain (loss)	(921)	-2.3%	218	0.6%	170	0.2%	1,468	2.0%
Other	522	1.3%	73	0.2%	602	0.9%	172	0.2%
Total other income (expense)	(599)	-1.5%	(140)	-0.3%	353	0.5%	773	1.0%

Income before income taxes	10,361	25.9%	7,614	19.3%	17,784	24.4%	13,168	17.8%
Income taxes	3,999	10.0%	2,929	7.5%	6,899	9.5%	5,223	7.1%
Net income	$6,362	15.9%	$4,685	11.8%	$10,885	14.9%	$7,945	10.7%

Earnings per share:
Basic	$0.35		$0.26		$0.60		$0.44
Dilutive	$0.35		$0.26		$0.60		$0.44

Shares used in earnings per share calculation:
Basic	18,228		18,193		18,223		18,190
Dilutive	18,264		18,219		18,259		18,215

Dividends paid per share	$0.18		$0.18		$0.36		$0.36

Other Financial Data:
Adjusted EBITDA (1)	$15,420		$11,877		$26,002		$20,479

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2012	2011	2012	2011

Net income	$6,362	$4,685	$10,885	$7,945
Income tax expense	3,999	2,929	6,899	5,223
Interest expense	204	436	428	882
Interest income	(4)	(5)	(9)	(15)
Foreign currency (gain) loss	921	(218)	(170)	(1,468)
Other income	(522)	(73)	(602)	(172)
Depreciation and amortization of plant and equipment	3,571	3,227	6,794	6,306
Amortization of intangibles	374	362	724	718
Stock-based compensation	180	210	383	413
Accretion of closure & post-closure liabilities	335	324	670	647
Adjusted EBITDA	$15,420	$11,877	$26,002	$20,479

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Revenue. Revenue increased 1% to $40.0 million for the second quarter of 2012, up from $39.5 million for the second quarter of 2011.  A 13% increase in treatment and disposal (“T&D”) revenue was partially offset by a 48% decrease in transportation service revenue. The decrease in transportation service revenue reflects fewer Event Business projects utilizing the Company’s transportation and logistics services.

During the second quarter of 2012 we disposed of a total of 261,000 tons of waste, or 21% more than the 215,000 tons disposed of in the second quarter of 2011. Average selling price decreased 6% during the second quarter of 2012 compared to the same quarter last year as a result of a relatively higher volume of direct disposal material and other changes in service mix.

Dynecol, which was acquired on May 31, 2012, contributed $1.1 million of total revenue during the second quarter of 2012.  Revenue from Dynecol is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During the second quarter of 2012, T&D revenue from recurring Base Business customers was 16% higher than the second quarter of 2011 and comprised 64% of T&D revenue. This compares to 60% of T&D revenue in the second quarter of 2011. As discussed further below, this increase primarily reflects higher broker and other industry Base Business T&D revenue.

Event Business revenue in the second quarter of 2012 was consistent compared to the same quarter in 2011 and was 36% of T&D revenue for the second quarter of 2012. This compares to 40% of T&D revenue in the second quarter of 2011. As discussed further below, this decrease primarily reflects lower private clean-up Event Business T&D revenue, partially offset by higher government and broker Event Business T&D revenue.

The following table summarizes our second quarter 2012 T&D revenue growth (both Base and Event Business) by customer type as compared with the second quarter of 2011.

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Other industry	27%
Broker	27%
Government	22%
Rate regulated	0%
Refinery	-27%
Private clean-up	-48%

Our other industry revenue category increased 27% in the second quarter of 2012 compared to the second quarter of 2011 on strong shipments from the broadly diversified group of industrial customers we serve.

Our broker business increased 27% in the second quarter of 2012 compared to the second quarter of 2011. This increase was the result of shipments across our broad range of government and industry waste generators directly served by our multiple broker customers including higher volumes of brokered thermal recycling projects.

Government clean-up business revenue increased 22% in the second quarter of 2012 compared to the second quarter of 2011. This increase primarily reflects higher shipments from the USACE in the second quarter of 2012 compared to the second quarter of 2011. Event Business under our USACE contract contributed $3.6 million, or 9%, of total revenue in the second quarter of 2012 compared to $3.8 million, or 10%, of total revenue in the second quarter of 2011. Excluding transportation service revenue, T&D revenue with the USACE increased approximately 13% in the second quarter of 2012 compared with the second quarter of 2011. This increase was due to project-specific timing at the multiple USACE clean-up sites. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility in the second quarter of 2012 was consistent with the second quarter of 2011. Our Richland facility operates under a State-approved annual revenue requirement.

Treatment and disposal revenue from our refinery customers decreased 27% in the second quarter of 2012 compared to the second quarter of 2011. This decrease primarily reflects lower volumes partially offset by improved pricing on thermal recycling projects.

T&D revenue from private clean-up customers decreased 48% in the second quarter of 2012 compared to the second quarter of 2011. This decrease primarily reflects the completion of an east coast industrial cleanup project in 2011 that was not fully replaced in the second quarter of 2012.

Gross Profit. Gross profit for the second quarter of 2012 increased 32% to $17.3 million, up from $13.1 million in the second quarter of 2011. This increase primarily reflects higher volumes of waste disposed in the second quarter of 2012 compared to the second quarter of 2011. Gross margin was 43% in the second quarter of 2012, up from 33% in the second quarter of 2011. T&D gross margin (which excludes transportation revenue and costs) was 48% in the second quarter of 2012 compared to 43% in the second quarter of 2011. The increase in gross margin and T&D gross margin primarily reflects increased volumes and a favorable service mix in the second quarter of 2012 compared to the same period of 2011.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the second quarters of 2012 and 2011 were 16% and 13%, respectively. SG&A expenses were $6.4 million in the second quarter of 2012 and $5.3 million in the second quarter of 2011. The increase primarily reflects higher variable incentive compensation resulting from stronger financial performance in the second quarter of 2012 compared to the second quarter of 2011.  The increase was also partially attributable to $116,000 in SG&A expenses and $121,000 in business development expenses in the second quarter of 2012 associated with Dynecol, which was acquired on May 31, 2012.

Interest expense. Interest expense in the second quarter of 2012 was $204,000, down from $436,000 in the second quarter of 2011, primarily reflecting lower debt levels and lower interest rates in the second quarter of 2012.

Foreign Currency Gain (Loss). We recognized a $921,000 foreign currency loss in the second quarter of 2012 compared with a $218,000 foreign currency gain in the second quarter of 2011. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2012, we had $52.5 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the second quarter of 2012 was $522,000 compared with $73,000 in the second quarter of 2011.  The increase primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during the second quarter of 2012.

Income tax expense.  Our effective tax rate for the second quarter of 2012 was 38.6%, up from 38.5% in the second quarter of 2011. As of June 30, 2012 we had unrecognized tax benefits of $460,000 (including interest of $22,000) that, if recognized, would favorably affect the effective tax rate. We expect our full year effective income tax rate to approximate 38.8%.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Revenue. Revenue decreased 1% to $73.0 million for the first six months of 2012, down from $73.7 million for the first six months of 2011. An 11% increase in T&D revenue was more than offset by a 50% decrease in transportation service revenue. The decrease in transportation service revenue was due to fewer Event Business projects utilizing the Company’s transportation and logistics services.

During the first six months of 2012 we disposed of a total of 476,000 tons of waste, or 15% more than the 415,000 tons disposed of in the first six months of 2011. Average selling price decreased 3% during the first six months of 2012 compared to the first six months of 2011 as a result of a relatively higher volume of direct disposal material and other changes in service mix.

Dynecol, which was acquired on May 31, 2012, contributed $1.1 million of total revenue during the first six months of 2012.  Revenue from Dynecol is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During the first six months of 2012, T&D revenue from recurring Base Business customers was 16% higher than the first six months of 2011 and comprised 68% of T&D revenue. This compares to 63% of T&D revenue in the first six months of 2011. As discussed further below, this increase primarily reflects higher broker and other industry Base Business T&D revenue.

Event Business revenue in the first six months of 2012 decreased 4% compared to the first six months of 2011 and was 32% of T&D revenue for the first six months of 2012. This compares to 37% of T&D revenue in the first six months of 2011. As discussed further below, this decrease primarily reflects lower private clean-up Event Business T&D revenue, partially offset by higher broker Event Business T&D revenue.

The following table summarizes our second quarter 2012 revenue growth (both Base and Event Business) by customer type as compared with the first six months of 2011.

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Other industry	28%
Broker	24%
Government	-2%
Rate regulated	-6%
Refinery	-15%
Private clean-up	-44%

Our other industry revenue category increased 28% in the first six months of 2012 compared to the first six months of 2011 on strong shipments from the broadly diversified group of industrial customers we serve.

Our broker business increased 24% in the first six months of 2012 compared to the first six months of 2011. This increase was the result of shipments across our broad range of government and industry waste generators directly served by our multiple broker customers including higher volumes of brokered thermal recycling projects.

Government clean-up business revenue decreased 2% in the first six months of 2012 compared to the first six months of 2011. This decrease primarily reflects lower shipments from the USACE in the first six months of 2012 compared to the first six months of 2011. Event Business under our USACE contract contributed $5.2 million, or 7%, of total revenue in the first six months of 2012 compared to $7.4 million, or 10%, of total revenue in the first six months of 2011. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 11% in the first six months of 2012 compared with the first six months of 2011. This decrease was due to project-specific timing at the multiple USACE clean-up sites. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility decreased 6% in the first six months of 2012 compared to the first six months of 2011. Our Richland facility operates under a State-approved annual revenue requirement.

Treatment and disposal revenue from our refinery customers decreased 15% in the first six months of 2012 compared to the first six months of 2011. This decrease primarily reflects lower volumes partially offset by improved pricing on thermal recycling projects.

T&D revenue from private clean-up customers decreased 44% in the first six months of 2012 compared to the first six months of 2011. This decrease primarily reflects the completion of an east coast industrial cleanup project in 2011 that was not fully replaced in the first six months of 2012.

Gross Profit. Gross profit for the first six months of 2012 increased 30% to $29.4 million, up from $22.5 million for the first six months of 2011. This increase primarily reflects higher volumes of waste disposed in the first six months of 2012 compared to the first six months of 2011. Gross margin was 40% in the first six months of 2012, up from 31% in the first six months of 2011. T&D gross margin (which excludes transportation revenue and costs) was 45% in the first six months of 2012 compared to 40% in the first six months of 2011. The increase in gross margin and T&D gross margin primarily reflects increased volumes and a favorable service mix in the first six months of 2012 compared to the same period of 2011.

Selling, General and Administrative. As a percentage of total revenue, SG&A expenses for the first six months of 2012 and 2011 were 16% and 14%, respectively. SG&A expenses were $12.0 million in the first six months of 2012 and $10.2 million in the first six months of 2011. The increase primarily reflects higher variable incentive compensation resulting from stronger financial performance in the first six months of 2012 compared to the first six months of 2011.

Interest expense. Interest expense for the first six months of 2012 was $428,000, down from $882,000 for the first six months of 2011, primarily reflecting lower debt levels and lower interest rates in the first six months of 2012.

Foreign Currency Gain (Loss). We recognized a $170,000 foreign currency gain in the first six months of 2012 compared with a $1.5 million foreign currency gain in the first six months of 2011. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2012, we had $52.5 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income for the first six months of 2012 was $602,000 compared with $172,000 for the first six months of 2011.  The increase primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during the first six months of 2012.

Income tax expense. Our effective tax rate for the first six months of 2012 was 38.8%, down from 39.7% for the first six months of 2011. The decrease in our effective tax rate reflects higher earnings and lower non-tax deductible expenses for the first six months of 2012 compared with the first six months of 2011. We expect our full year effective income tax rate to approximate 38.8%. As of June 30, 2012 we had unrecognized tax benefits of $460,000 (including interest of $22,000) that, if recognized, would favorably affect the effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At June 30, 2012, we had $5.9 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest, and principal payments and continue paying dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the six months ended June 30, 2012, net cash provided by operating activities was $15.6 million. This primarily reflects net income of $10.9 million and depreciation and amortization and accretion of $8.2 million, partially offset by a decrease in accounts payable and accrued liabilities of $3.7 million. Impacts on net income are due to the factors discussed above under Results of Operations.  The decrease in accounts payable and accrued liabilities is primarily attributable to the payment of fiscal 2011 accrued customer refunds related to our rate-regulated business in Richland, Washington. Days sales outstanding were 68 days as of June 30, 2012, compared to 66 days at December 31, 2011.

For the six months ended June 30, 2011, net cash provided by operating activities was $15.2 million. This primarily reflects net income of $7.9 million, decreases in accounts receivable of $3.1 million, increases in deferred income tax liabilities of $690,000 and depreciation and amortization and accretion of $7.7 million. Partially offsetting these sources of cash were decreases in income tax payable of $2.5 million and unrealized foreign currency non-cash translation gains of $1.6 million. The decrease in accounts receivable is primarily attributable to the timing of significant customer payments received in the first six months of 2011. Days sales outstanding were 67 days as of June 30, 2011, compared to 65 days at December 31, 2010.

Investing Activities. For the six months ended June 30, 2012, net cash used in investing activities was $16.8 million primarily related to our acquisition of Dynecol for $11.2 million, net of cash acquired, and capital expenditures of $5.7 million. Significant capital projects included construction of additional disposal capacity at our Grand View, Idaho and Blainville, Québec, Canada locations and equipment purchases at our operating disposal facilities.

For the six months ended June 30, 2011, net cash used in investing activities was $5.6 million primarily related to capital expenditures of $5.7 million. Significant capital projects included construction of additional disposal capacity and treatment facility upgrades at our Beatty, Nevada location, construction of a new catalyst handling equipment in Robstown, Texas and equipment purchases at our operating disposal facilities.

Financing Activities. For the six months ended June 30, 2012, net cash provided by financing activities was $2.7 million, consisting primarily of $22.0 million of borrowings under the Credit Agreement incurred primarily to finance the Dynecol acquisition, partially offset by repayments under the Credit Agreement of $12.5 million and payment of dividends to our stockholders of $6.6 million.

For the six months ended June 30, 2011, net cash used in financing activities was $11.6 million and included repayments, net of borrowings, on our credit facility of $5.0 million and payment of dividends to our stockholders of $6.6 million.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2012. For detailed information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At June 30, 2012, we had $50.0 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 1.50%.  If interest rates were to rise, we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $50.0 million under our Credit Agreement at June 30, 2012, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $500,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the six months ended June 30, 2012, Stablex transacted approximately 37% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2012, we had $52.5 million of intercompany loans outstanding between Stablex and US Ecology. During the six months ended June 30, 2012, the CAD strengthened as compared to the USD resulting in a $252,000 foreign currency translation gain being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of June 30, 2012, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2012 would have generated a gain or loss of approximately $525,000 for the six months ended June 30, 2012.

We had a total pre-tax foreign currency loss of $921,000 and a total pre-tax foreign currency gain of $170,000 for the three and six months ended June 30, 2012, respectively.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                      CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in this report could harm our business, prospects, operating results, and financial condition.

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

ITEM 1.                      LEGAL PROCEEDINGS

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency (“U.S. EPA”) alleging that the thermal recycling operation at our Robstown, Texas facility does not comply with certain rules and regulations.  The communication included a draft consent agreement and final order directed to us and the thermal recycling unit’s owner-operator.  The U.S. EPA draft consent agreement asserts various technical compliance and permitting violations and proposes corrective actions to resolve the matter as well as proposed total penalties of $1.4 million against both us and the thermal recycling unit’s owner-operator.  We do not believe the alleged non-compliance matters represent a threat to human health or the environment and we are presently working with the U.S. EPA, as well as evaluating the matter in consultation with our legal counsel, the owner-operator of the thermal recycling unit and the Texas Department of Environmental Quality, which has direct oversight responsibility for our Robstown facility’s operating permit, including the operation of the thermal recycling unit. It is possible that as part of the resolution to this matter we may apply to modify existing or obtain new operating licenses or permits or otherwise make decisions that could limit or eliminate our thermal recycling services, require significant capital expenditures and/or increase operating costs.  Such outcomes could result in lower revenue and earnings as well as possible impairment charges for infrastructure improvements supporting operation of the thermal recycling unit. It is also possible that as a result of the U.S. EPA’s final position we would be required or voluntarily choose to discontinue thermal recycling services, either temporarily or permanently, and we may pursue legal action in an attempt to avoid such an outcome. For the six months ended June 30, 2012, our thermal recycling service contributed 11% ($8.1 million) of total revenue and 10% ($1.8 million) of total operating income.  For 2011, our thermal recycling service contributed 11% ($17.2 million) of total revenue and 11% ($3.7 million) of total operating income. In response to the EPA’s proposal the Company counter-offered to settle the matter for $260,000.  The settlement would be shared between the Company and the thermal recycling unit’s owner-operator.  Negotiations are ongoing with the EPA, which has neither accepted nor rejected the Company’s counter-offer.  Based on the Company’s counter-offer, we recognized a charge of $130,000 during the second quarter of 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

Other than the above matter, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.             RISK FACTORS

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

On August 1, 2012, our Board of Directors (“Board”) approved discretionary cash incentive payments to the following executive officers in recognition of our financial results for the three and six month periods ended June 30, 2012 in addition to the significant effort undertaken in connection with the acquisition of Dynecol, Inc. that closed on May 31, 2012.  The executive officers and incentive payments are as follow:

Executive Officer	Incentive Payment
Jeffrey R. Feeler Vice President and CFO	$50,000
Steven D. Welling Sr. Vice President of Sales & Marketing	$42,500
Simon G. Bell Vice President of Operations	$42,500
Eric L. Gerratt Vice President and Controller	$30,000
John Cooper Vice President and CIO	$25,000

Additionally, on August 1, 2012, the Board adopted a policy to clarify the Board’s interpretation of the provisions of the executive officers employment contracts and management incentive plans in which the executive officers participate.  The Board’s policy provides that in event of the termination of employment of an executive officer without cause by the Company or for good reason by the officer, any cash incentive earned under any management incentive plan will be paid on a pro-rata basis based on the number of days the executive officer was employed by the Company during the fiscal year in which employment was terminated. Any such payment will be made in accordance with the terms of any management incentive plan in effect at the time, except that any requirement that the recipient must be an employee at the time of payment would not apply.

ITEM 6.                     EXHIBITS

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 3, 2012	/s/ Jeffrey R. Feeler
Jeffrey R. Feeler Vice President and Chief Financial Officer