Form 10-Q
period 2012-09-30
US ECOLOGY, INC.
filed 2012-11-02
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

At October 31, 2012, there were 18,322,914 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$5,524	$4,289
Receivables, net	34,167	29,818
Prepaid expenses and other current assets	2,646	2,185
Income taxes receivable	—	181
Deferred income taxes	1,108	964
Total current assets	43,445	37,437

Property and equipment, net	110,758	99,975
Restricted cash	4,111	4,115
Intangible assets, net	41,594	39,238
Goodwill	23,355	21,200
Other assets	467	623
Total assets	$223,730	$202,588

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$5,574	$4,669
Deferred revenue	3,867	3,574
Accrued liabilities	7,205	10,569
Accrued salaries and benefits	6,546	5,382
Income taxes payable	2,025	1,510
Current portion of closure and post-closure obligations	3,167	2,890
Current portion of long-term debt	2,301	71
Total current liabilities	30,685	28,665

Long-term closure and post-closure obligations	15,640	14,448
Reducing revolving line of credit	47,200	40,500
Other long-term liabilities	125	150
Unrecognized tax benefits	464	454
Deferred income taxes	18,064	18,208
Total liabilities	112,178	102,425

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,323 and 18,320 shares issued, respectively	183	183
Additional paid-in capital	62,696	62,455
Retained earnings	48,894	39,197
Treasury stock, at cost, 71 and 93 shares, respectively	(1,183)	(1,555)
Accumulated other comprehensive income (loss)	962	(117)
Total stockholders’ equity	111,552	100,163
Total liabilities and stockholders’ equity	$223,730	$202,588

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$45,739	$39,670	$118,732	$113,350
Direct operating costs	19,893	18,810	56,164	54,825
Transportation costs	7,257	5,571	14,577	20,689

Gross profit	18,589	15,289	47,991	37,836

Selling, general and administrative expenses	6,196	5,722	18,167	15,874

Operating income	12,393	9,567	29,824	21,962

Other income (expense):
Interest income	4	6	13	21
Interest expense	(231)	(395)	(659)	(1,277)
Foreign currency gain (loss)	1,605	(3,661)	1,775	(2,193)
Other	70	73	672	245

Total other income (expense)	1,448	(3,977)	1,801	(3,204)

Income before income taxes	13,841	5,590	31,625	18,758
Income tax expense	5,179	1,864	12,078	7,087

Net income	$8,662	$3,726	$19,547	$11,671

Earnings per share:
Basic	$0.48	$0.20	$1.07	$0.64
Diluted	$0.47	$0.20	$1.07	$0.64

Shares used in earnings per share calculation:
Basic	18,236	18,202	18,228	18,194
Diluted	18,270	18,227	18,262	18,219

Dividends paid per share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$8,662	$3,726	$19,547	$11,671
Other comprehensive income (loss):
Foreign currency translation gain (loss)	944	(2,106)	1,079	(1,303)

Comprehensive income	$9,606	$1,620	$20,626	$10,368

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$19,547	$11,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,222	9,911
Amortization of intangible assets	1,096	1,076
Accretion of closure and post-closure obligations	1,018	970
Unrealized foreign currency (gain) loss	(2,034)	2,217
Deferred income taxes	(785)	(904)
Share-based compensation expense	564	623
Unrecognized tax benefits	10	429
Net (gain) loss on sale of property and equipment	(34)	99
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	(1,994)	4,585
Income tax receivable	187	(31)
Other assets	(213)	80
Accounts payable and accrued liabilities	(3,485)	2,392
Deferred revenue	(112)	516
Accrued salaries and benefits	875	483
Income tax payable	515	(1,646)
Closure and post-closure obligations	(544)	(437)
Net cash provided by operating activities	24,833	32,034

Cash flows from investing activities:
Purchases of property and equipment	(12,433)	(7,493)
Business acquisition, net of cash acquired	(10,743)	—
Proceeds from sale of property and equipment	465	57
Restricted cash	5	—
Net cash used in investing activities	(22,706)	(7,436)

Cash flows from financing activities:
Proceeds from reducing revolving line of credit	26,000	14,400
Payments on reducing revolving line of credit	(17,000)	(29,400)
Dividends paid	(9,850)	(9,832)
Other	(259)	91
Net cash used in financing activities	(1,109)	(24,741)

Effect of foreign exchange rate changes on cash	217	(140)

Increase (decrease) in cash and cash equivalents	1,235	(283)

Cash and cash equivalents at beginning of period	4,289	6,342

Cash and cash equivalents at end of period	$5,524	$6,059

Supplemental Disclosures
Income taxes paid, net of receipts	$12,155	$9,233
Interest paid	$616	$986
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$956	$—
Capital expenditures in accounts payable	$973	$868
Restricted stock issued from treasury shares	$372	$424

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations and cash flows for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 2.                     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) consisted of the following:

Accumulated Other
Comprehensive
$s in thousands	Income (Loss)
Balance at December 31, 2010	$676
Foreign currency translation loss	(793)
Balance at December 31, 2011	(117)
Foreign currency translation gain	1,079
Balance at September 30, 2012	$962

NOTE 3.                       CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2012 or 2011.

No customer accounted for more than 10% of total trade receivables as of September 30, 2012.  General Electric, Inc. accounted for approximately 18% of total trade receivables as of December 31, 2011.  No other customers accounted for more than 10% of total trade receivables as of December 31, 2011.

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

NOTE 4.                       RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2012	2011

Trade	$31,664	$27,229
Unbilled revenue	1,639	1,500
Other	1,267	1,400
Total receivables	34,570	30,129
Allowance for doubtful accounts	(403)	(311)
Receivables, net	$34,167	$29,818

NOTE 5.                       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2012	2011

Cell development costs	$65,042	$61,749
Land and improvements	14,832	13,929
Buildings and improvements	55,355	51,409
Railcars	17,375	17,375
Vehicles and other equipment	38,330	33,594
Construction in progress	11,226	4,031
Total property and equipment	202,160	182,087
Accumulated depreciation and amortization	(91,402)	(82,112)
Property and equipment, net	$110,758	$99,975

Depreciation expense for the three months ended September 30, 2012 and 2011 was $3.4 million and $3.6 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $10.2 million and $9.9 million, respectively.

NOTE 6.                       BUSINESS COMBINATION

On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. (“Dynecol”), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan and renamed the facility US Ecology Michigan, Inc. (“US Ecology Michigan”). The total purchase price consisted of $10.8 million in cash, after giving effect to working capital adjustments, and was funded through borrowings under the Reducing Revolving Line of Credit (as defined in Note 8 below).

The following table summarizes the consideration paid for US Ecology Michigan and the preliminary fair value of assets acquired and liabilities assumed at the acquisition date.

$s in thousands	Initial Purchase Price Allocation	Working Capital Adjustments	Purchase Price Allocation at September 30, 2012
Current assets	$2,281	$(67)	$2,214
Property and equipment	6,552	—	6,552
Identifiable intangible assets	1,940	—	1,940
Current liabilities	(1,268)	—	(1,268)
Total identifiable net assets	9,505	(67)	9,438
Goodwill	1,745	(418)	1,327
Total purchase price	$11,250	$(485)	$10,765

Goodwill of $1.3 million arising from the acquisition is the result of several factors. US Ecology Michigan has a talented assembled workforce of approximately 40 employees principally serving the mid-western and eastern U.S. industrial markets for nearly 40 years. The acquisition of US Ecology Michigan strengthens our mid-western and eastern U.S. presence to better serve key North American hazardous waste markets. In addition, US Ecology Michigan provides us with an opportunity to win more discrete waste clean-up project “Event Business” work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers; and attract new customers. All of the goodwill recognized was assigned to our Operating Disposal Facilities segment and is expected to be deductible for income tax purposes over a fifteen-year amortization period.

The following unaudited pro forma financial information presents the combined results of operations as if US Ecology Michigan had been combined with us beginning on January 1, 2011. The pro forma financial information includes the accounting impact of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment and interest expense.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands, except per share amounts	2012	2011	2012	2011
Pro forma combined:
Revenue	$45,739	$43,982	$124,233	$124,863
Net income	$8,662	$4,050	$19,402	$12,681
Earnings per share
Basic	$0.48	$0.22	$1.06	$0.70
Diluted	$0.47	$0.22	$1.06	$0.70

Revenue from US Ecology Michigan included in US Ecology’s consolidated statements of operations was $2.9 million and $4.0 million, respectively, for the three month and nine months ended September 30, 2012. Operating income from US Ecology Michigan included in US Ecology’s consolidated statements of operations was $1,000 and $74,000, respectively, for the three month and nine months ended September 30, 2012. Acquisition-related costs of $125,000 and $262,000 were included in selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012, respectively.

NOTE 7.                       GOODWILL AND INTANGIBLE ASSETS

The Company’s entire goodwill balance has been assigned to the Operating Disposal Facilities reporting segment.  Changes in goodwill for the nine months ended September 30, 2012 consisted of the following:

$s in thousands	Goodwill
Balance at December 31, 2011	21,200
US Ecology Michigan acquisition	1,327
Foreign currency translation	828
Balance at September 30, 2012	23,355

Intangible assets consisted of the following:

$s in thousands	September 30, 2012	December 31, 2011
Amortizing intangible assets:
Developed software	$355	$342
Database	102	98
Customer relationships	5,317	3,991
Technology - Formulae and processes	9,249	8,902
Permits, licenses and lease	28,407	27,340
Non-compete agreements	20	—
Total amortizing intangible assets	43,450	40,673
Accumulated amortization	(2,779)	(1,601)

Nonamortizing intangible assets:
Permits and licenses	750	—
Tradename	173	166
Total intangible assets, net	$41,594	$39,238

Amortization expense for the three months ended September 30, 2012 and 2011 was $372,000 and $358,000, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $1.1 million.

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

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or the London Interbank Offered Rate (“LIBOR”), at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At September 30, 2012, the effective interest rate on the Revolving Line of Credit was 1.46%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2012, there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million, with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provided an initial commitment amount of $75.0 million (the “Reducing Revolving Commitment Amount”).  Proceeds from the Reducing Revolving Line of Credit were used to acquire all of the shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada, Inc. and Gulfstream TLC, Inc. (collectively “Stablex”) in 2010 and to acquire all of the shares of US Ecology Michigan in 2012, with the remaining borrowings available under the Reducing Revolving Line of Credit used to provide financing for working capital needs. The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At September 30, 2012, the effective interest rate of the Reducing Revolving Line of Credit was 1.46%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable.  At September 30, 2012, there was $49.5 million outstanding on the Reducing Revolving Line of Credit, of which $2.3 million is classified as current, with availability for additional borrowings of $8.8 million.

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

At September 30, 2012, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to reported closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2012	September 30, 2012

Closure and post-closure obligations, beginning of period	$17,827	$17,338
Accretion expense	348	1,018
Payments	(358)	(544)
Adjustments	956	956
Currency translation	34	39
Closure and post-closure obligations, end of period	18,807	18,807
Less current portion	(3,167)	(3,167)
Long-term portion	$15,640	$15,640

NOTE 10.                INCOME TAXES

During the nine months ended September 30, 2012, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months.

Our effective tax rate for the three months ended September 30, 2012 was 37.4%, up from 33.4% for the three months ended September 30, 2011. The increase in the effective rate in the third quarter of 2012 is primarily the result of an increase in our estimated state income tax rate partially offset by favorable adjustments in the third quarter of 2011 related to filed 2010 tax returns.

Our effective tax rate for the nine months ended September 30, 2012 was 38.2%, up from 37.8% for the nine months ended September 30, 2011. The increase in the effective rate in the first nine months of 2012 is primarily the result of an increase in our estimated state income tax rate partially offset by favorable adjustments in the third quarter of 2011 related to filed 2010 tax returns.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2009 through 2011. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2007 through 2011. We are currently not aware of any examinations by taxing authorities.

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

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency (“U.S. EPA”) alleging that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conversation and Recovery Act of 1976 (“RCRA”).  The communication included a draft Consent Agreement and Final Order (“CAFO”) directed to the Company and the thermal recycling unit’s owner-operator.  The CAFO asserted various technical compliance and permitting violations and proposed corrective actions to resolve the matter as well as proposed monetary penalties against both the Company and the thermal recycling unit’s owner-operator. In response to the U.S. EPA’s proposal we counter-offered to settle the matter for $260,000, shared equally between the Company and the thermal recycling unit’s owner-operator.  Based on our counter-offer, we recorded a charge of $130,000 during the second quarter of 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations. In October 2012, the Company and the thermal recycling unit’s owner-operator entered into a final CAFO with the U.S. EPA. As part of the settlement, we agreed to pay a civil penalty of $166,000 and to submit an application to the State of Texas for a RCRA Subpart X permit.  The Company and the thermal recycling unit’s owner-operating also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued. Based on the CAFO, we recorded an additional charge of $36,000 during the third quarter of 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations.

In connection with the above matter, the U.S. EPA has also raised concerns regarding potential violations of the Clean Air Act of 1970 (“CAA”) at our Texas thermal recycling operation.  However, neither the Company nor the thermal recycling unit’s owner-operator has received a formal notice of violation from the U.S. EPA. The Company and the thermal recycling unit’s owner-operator continue to negotiate with the U.S. EPA.  We cannot presently estimate the potential additional liability, if any, related to these potential violations of the CAA and therefore no additional amounts have been recorded in our financial statements related to this matter.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 12.                EARNINGS PER SHARE

	Three Months Ended September 30,
$s and shares in thousands, except per share	2012		2011
amounts	Basic	Diluted	Basic	Diluted
Net income	$8,662	$8,662	$3,726	$3,726
Weighted average basic shares outstanding	18,236	18,236	18,202	18,202

Dilutive effect of stock options and restricted stock		34		25
Weighted average diluted shares outstanding		18,270		18,227

Earnings per share	$0.48	$0.47	$0.20	$0.20
Anti-dilutive shares excluded from calculation		324		308

	Nine Months Ended September 30,
$s and shares in thousands, except per share	2012		2011
amounts	Basic	Diluted	Basic	Diluted
Net income	$19,547	$19,547	$11,671	$11,671
Weighted average basic shares outstanding	18,228	18,228	18,194	18,194

Dilutive effect of stock options and restricted stock		34		25
Weighted average diluted shares outstanding		18,262		18,219

Earnings per share	$1.07	$1.07	$0.64	$0.64
Anti-dilutive shares excluded from calculation		324		327

NOTE 13.                TREASURY STOCK

During the three months ended September 30, 2012, the Company did not issue any shares of restricted stock from our treasury stock.  During the nine months ended September 30, 2012, the Company issued 22,300 shares of restricted stock from our treasury stock at an average cost of $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended September 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$38,578	$5	$—	$38,583
Revenue - Transportation services	7,156	—	—	7,156
Total revenue	45,734	5	—	45,739
Direct operating costs	19,838	55	—	19,893
Transportation costs	7,257	—	—	7,257
Gross profit (loss)	18,639	(50)	—	18,589
Selling, general & administrative expense	2,868	—	3,328	6,196
Operating income (loss)	15,771	(50)	(3,328)	12,393
Interest income (expense), net	4	—	(231)	(227)
Foreign currency gain (loss)	(165)	—	1,770	1,605
Other income	68	2	—	70
Income (loss) before income taxes	15,678	(48)	(1,789)	13,841
Income tax expense	—	—	5,179	5,179
Net income (loss)	$15,678	$(48)	$(6,968)	$8,662
Depreciation, amortization & accretion	$4,083	$54	$11	$4,148
Capital expenditures	$6,690	$—	$—	$6,690
Total assets	$215,786	$97	$7,847	$223,730

Three Months Ended September 30, 2011 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$34,558	$6	$—	$34,564
Revenue - Transportation services	5,106	—	—	5,106
Total revenue	39,664	6	—	39,670
Direct operating costs	18,752	58	—	18,810
Transportation costs	5,571	—	—	5,571
Gross profit (loss)	15,341	(52)	—	15,289
Selling, general & administrative expense	2,925	—	2,797	5,722
Operating income (loss)	12,416	(52)	(2,797)	9,567
Interest income (expense), net	6	—	(395)	(389)
Foreign currency gain (loss)	218	—	(3,879)	(3,661)
Other income	73	—	—	73
Income (loss) before income taxes	12,713	(52)	(7,071)	5,590
Income tax expense	—	—	1,864	1,864
Net income (loss)	$12,713	$(52)	$(8,935)	$3,726
Depreciation, amortization & accretion	$4,217	$55	$13	$4,285
Capital expenditures	$1,773	$—	$46	$1,819
Total assets	$194,961	$91	$8,877	$203,929

Nine Months Ended September 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$104,486	$16	$—	$104,502
Revenue - Transportation services	14,230	—	—	14,230
Total revenue	118,716	16	—	118,732
Direct operating costs	55,997	167	—	56,164
Transportation costs	14,576	1	—	14,577
Gross profit (loss)	48,143	(152)	—	47,991
Selling, general & administrative expense	8,310	—	9,857	18,167
Operating income (loss)	39,833	(152)	(9,857)	29,824
Interest income (expense), net	13	—	(659)	(646)
Foreign currency gain (loss)	(247)	—	2,022	1,775
Other income	669	3	—	672
Income (loss) before income taxes	40,268	(149)	(8,494)	31,625
Income tax expense	—	—	12,078	12,078
Net income (loss)	$40,268	$(149)	$(20,572)	$19,547
Depreciation, amortization & accretion	$12,142	$162	$32	$12,336
Capital expenditures	$12,400	$17	$16	$12,433
Total assets	$215,786	$97	$7,847	$223,730

Nine Months Ended September 30, 2011 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$94,113	$17	$—	$94,130
Revenue - Transportation services	19,220	—	—	19,220
Total revenue	113,333	17	—	113,350
Direct operating costs	54,653	172	—	54,825
Transportation costs	20,689	—	—	20,689
Gross profit (loss)	37,991	(155)	—	37,836
Selling, general & administrative expense	7,757	—	8,117	15,874
Operating income (loss)	30,234	(155)	(8,117)	21,962
Interest income (expense), net	19	—	(1,275)	(1,256)
Foreign currency gain (loss)	125	—	(2,318)	(2,193)
Other income	244	1	—	245
Income (loss) before income taxes	30,622	(154)	(11,710)	18,758
Income tax expense	—	—	7,087	7,087
Net income (loss)	$30,622	$(154)	$(18,797)	$11,671
Depreciation, amortization & accretion	$11,757	$164	$36	$11,957
Capital expenditures	$7,369	$12	$112	$7,493
Total assets	$194,961	$91	$8,877	$203,929

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2012	2011	2012	2011
United States	$36,100	$30,248	$91,658	$85,100
Canada	9,639	9,422	27,074	28,250
Total revenue	$45,739	$39,670	$118,732	$113,350

Long-lived assets, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
$s in thousands	2012	2011
United States	$81,747	$71,456
Canada	70,605	67,757
Total long-lived assets	$152,352	$139,213

NOTE 15.                SUBSEQUENT EVENT

On October 1, 2012, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 12, 2012. The dividend was paid using cash on hand on October 19, 2012 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2012, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 2, 2012

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report words such as “we,” “us,” “our,” “US Ecology” and the “Company” refer to US Ecology, Inc. and its subsidiaries.

OVERVIEW

US Ecology is a hazardous, polychlorinated biphenyls (“PCB”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste brokers/aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States.

On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. (“Dynecol”), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million, after giving effect to net working capital adjustments. The acquisition of Dynecol, subsequently renamed US Ecology Michigan, Inc. (“US Ecology Michigan”), strengthens our mid-western and eastern U.S. presence to better serve key North American hazardous waste markets. In addition, US Ecology Michigan provides us with an opportunity to win more Event Business (as defined below) work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers; and attract new customers.  Management also believes that the acquisition offers meaningful synergies in combination with our Stablex facility. Revenue from US Ecology Michigan included in US Ecology’s consolidated statements of operations was $2.9 million and $4.0 million, respectively, for the three month and nine months ended September 30, 2012.

We generate revenue from fees charged to treat and dispose of waste at our five fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; Robstown, Texas; Detroit, Michigan and Blainville, Québec, Canada. We manage a dedicated fleet of railcars and a small fleet of trucks and trailers and arrange for the transportation of waste to our facilities. Transportation services contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal revenue based on service mix and type of business (recurring customer “Base Business” or discrete waste clean-up project “Event Business”).  Each of these categories is described in the table below with information on the percentage of total treatment and disposal revenues for each category for the three and nine months ended September 30, 2012 and 2011.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended September 30,
Category	Description	2012	2011

Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	50%	57%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	19%	14%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	14%	6%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	8%	8%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	5%	11%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes US Ecology Michigan which was acquired on May 31, 2012

Customer		% of Treatment and Disposal Revenue (1),(2) for the Nine Months Ended September 30,
Category	Description	2012	2011

Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	52%	50%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	19%	15%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	12%	10%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	8%	10%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	5%	11%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes US Ecology Michigan which was acquired on May 31, 2012

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three and nine months ended September 30, 2012, approximately 36% and 33%, respectively, of our treatment and disposal revenue, excluding US Ecology Michigan, was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  As a result of this variability we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2012 and 2011 in dollars and as a percentage of total revenue.

$s and shares in thousands, except	Three Months Ended September 30,				Nine Months Ended September 30,
per share amounts	2012	%	2011	%	2012	%	2011	%

Revenue	$45,739	100.0%	$39,670	100.0%	$118,732	100.0%	$113,350	100.0%
Direct operating costs	19,893	43.5%	18,810	47.4%	56,164	47.3%	54,825	48.4%
Transportation costs	7,257	15.9%	5,571	14.0%	14,577	12.3%	20,689	18.3%

Gross profit	18,589	40.6%	15,289	38.6%	47,991	40.4%	37,836	33.3%

Selling, general and administrative expenses	6,196	13.5%	5,722	14.4%	18,167	15.3%	15,874	14.0%
Operating income	12,393	27.1%	9,567	24.2%	29,824	25.1%	21,962	19.3%

Other income (expense):
Interest income	4	0.0%	6	0.0%	13	0.0%	21	0.0%
Interest expense	(231)	-0.5%	(395)	-1.0%	(659)	-0.6%	(1,277)	-1.1%
Foreign currency gain (loss)	1,605	3.5%	(3,661)	-9.2%	1,775	1.5%	(2,193)	-1.9%
Other	70	0.2%	73	0.2%	672	0.6%	245	0.2%
Total other income (expense)	1,448	3.2%	(3,977)	-10.0%	1,801	1.5%	(3,204)	-2.8%

Income before income taxes	13,841	30.3%	5,590	14.2%	31,625	26.6%	18,758	16.5%
Income taxes	5,179	11.4%	1,864	4.8%	12,078	10.1%	7,087	6.3%
Net income	$8,662	18.9%	$3,726	9.4%	$19,547	16.5%	$11,671	10.2%

Earnings per share:
Basic	$0.48		$0.20		$1.07		$0.64
Dilutive	$0.47		$0.20		$1.07		$0.64

Shares used in earnings per share calculation:
Basic	18,236		18,202		18,228		18,194
Dilutive	18,270		18,227		18,262		18,219

Dividends paid per share	$0.18		$0.18		$0.54		$0.54

Other Financial Data:
Adjusted EBITDA (1)	$16,722		$14,062		$42,724		$34,542

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2012	2011	2012	2011

Net income	$8,662	$3,726	$19,547	$11,671
Income tax expense	5,179	1,864	12,078	7,087
Interest expense	231	395	659	1,277
Interest income	(4)	(6)	(13)	(21)
Foreign currency (gain) loss	(1,605)	3,661	(1,775)	2,193
Other income	(70)	(73)	(672)	(245)
Depreciation and amortization of plant and equipment	3,428	3,604	10,222	9,911
Amortization of intangibles	372	358	1,096	1,076
Stock-based compensation	181	210	564	623
Accretion of closure & post-closure liabilities	348	323	1,018	970
Adjusted EBITDA	$16,722	$14,062	$42,724	$34,542

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenue. Revenue increased 15% to $45.8 million for the third quarter of 2012, up from $39.7 million for the third quarter of 2011, representing a 12% increase in treatment and disposal (“T&D”) revenue and a 40% increase in transportation service revenue. The increase in transportation service revenue reflects more Event Business projects utilizing the Company’s transportation and logistics services.

During the third quarter of 2012 we disposed of a total of 266,000 tons of waste, or 7% less than the 287,000 tons disposed of in the third quarter of 2011. Average selling price increased 21% during the third quarter of 2012 compared to the same quarter last year. The decline in volume and pricing improvement primarily reflects the high-volume low-price waste received in the third quarter of 2011 from the GE Hudson River cleanup project.

US Ecology Michigan, which was acquired on May 31, 2012, contributed $2.9 million of total revenue during the third quarter of 2012.  Revenue from US Ecology Michigan is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During the third quarter of 2012, T&D revenue from recurring Base Business customers was 22% higher than the third quarter of 2011 and comprised 64% of T&D revenue. This compares to 57% of T&D revenue in the third quarter of 2011. As discussed further below, this increase primarily reflects higher broker and other industry Base Business T&D revenue.

Event Business revenue in the third quarter of 2012 decreased 9% compared to the same quarter in 2011 and was 36% of T&D revenue for the third quarter of 2012. This compares to 43% of T&D revenue in the third quarter of 2011. As discussed further below, this decrease primarily reflects lower broker and private clean-up Event Business T&D revenue, partially offset by higher government and other industry Event Business T&D revenue.

The following table summarizes our T&D revenue growth (both Base and Event Business) by customer type for the third quarter of 2012 compared to the third quarter of 2011.

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Government	175%
Other industry	44%
Rate regulated	9%
Refinery	7%
Broker	-4%
Private clean-up	-53%

Government clean-up business revenue increased 175% in the third quarter of 2012 compared to the third quarter of 2011 due to higher shipments from the U.S. Army Corps of Engineers (“USACE)” and a new military base clean-up project in the third quarter of 2012. Event Business under our USACE contract contributed $2.7 million, or 6%, of total revenue in the third quarter of 2012 compared to $1.7 million, or 4%, of total revenue in the third quarter of 2011. Excluding transportation service revenue, T&D revenue with the USACE increased approximately 118% in the third quarter of 2012 compared with the third quarter of 2011. This increase was due to project-specific timing at the multiple USACE clean-up sites. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter.

Our other industry revenue category increased 44% in the third quarter of 2012 compared to the third quarter of 2011 on strong shipments from the broadly diversified group of industrial customers we serve.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 9% in the third quarter of 2012 compared to the third quarter of 2011. Our Richland facility operates under a State-approved annual revenue requirement.

T&D revenue from our refinery customers increased 7% in the third quarter of 2012 compared to the third quarter of 2011. This increase primarily reflects higher volumes and improved pricing on thermal recycling projects sourced directly from refinery customers.

Our broker business decreased 4% in the third quarter of 2012 compared to the third quarter of 2011. This decrease was the result of lower shipments of brokered thermal recycling projects during the third quarter of 2012 compared to the third quarter of 2011.  Excluding brokered thermal recycling business, our broker business was up 7.5% in the third quarter of 2012 compared to the third quarter of 2011.

T&D revenue from private clean-up customers decreased 53% in the third quarter of 2012 compared to the third quarter of 2011. This decrease primarily reflects the completion of the GE Hudson River project in 2011 that was not fully replaced in the third quarter of 2012.

Gross Profit. Gross profit for the third quarter of 2012 increased 22% to $18.6 million, up from $15.3 million in the third quarter of 2011. This increase primarily reflects higher average selling prices in the third quarter of 2012 compared to the third quarter of 2011. Gross margin was 41% in the third quarter of 2012, up from 39% in the third quarter of 2011. T&D gross margin (which excludes transportation revenue and costs) was 48% in the third quarter of 2012 compared to 46% in the third quarter of 2011. The increase in gross margin and T&D gross margin primarily reflects a favorable service mix and lower costs for chemical reagents, used to treat waste prior to disposal, in the third quarter of 2012 compared to the third quarter of 2011.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the third quarter of 2012 and 2011 were each 14%. SG&A expenses were $6.2 million in the third quarter of 2012 and $5.7 million in the third quarter of 2011. The increase primarily reflects higher business development costs, higher payroll-related costs, including variable incentive compensation resulting from stronger financial performance, and higher other general administrative costs associated with increased levels of business activity in the third quarter of 2012 compared to the third quarter of 2011.  The increase was also partially attributable to $343,000 in SG&A expenses in the third quarter of 2012 associated with US Ecology Michigan, which was acquired on May 31, 2012.

Interest expense. Interest expense in the third quarter of 2012 was $231,000, down from $395,000 in the third quarter of 2011, primarily reflecting lower debt levels and lower interest rates in the third quarter of 2012.

Foreign Currency Gain (Loss). We recognized a $1.6 million foreign currency gain in the third quarter of 2012 compared with a $3.7 million foreign currency loss in the third quarter of 2011. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2012, we had $54.4 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the third quarter of 2012 was $70,000 compared with $73,000 in the third quarter of 2011.

Income tax expense.  Our effective tax rate for the third quarter of 2012 was 37.4%, up from 33.4% in the third quarter of 2011. The increase in the effective rate in the third quarter of 2012 is primarily the result of an increase in our estimated state income tax rate partially offset by favorable adjustments in the third quarter of 2011 related to filed 2010 tax returns. As of September 30, 2012 we had unrecognized tax benefits of $464,000 (including interest of $26,000) that, if recognized, would favorably affect the effective tax rate. We expect our full year effective income tax rate to approximate 38.2%.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenue. Revenue increased 5% to $118.8 million for the first nine months of 2012, up from $113.4 million for the first nine months of 2011. An 11% increase in T&D revenue was partially offset by a 26% decrease in transportation service revenue. The decrease in transportation service revenue was due to fewer Event Business projects utilizing the Company’s transportation and logistics services.

During the first nine months of 2012 we disposed of a total of 742,000 tons of waste, or 6% more than the 701,000 tons disposed of in the first nine months of 2011. Average selling price increased 6% during the first nine months of 2012 compared to the first nine months of 2011 as a result of favorable changes in service mix.

US Ecology Michigan, which was acquired on May 31, 2012, contributed $4.0 million of total revenue during the first nine months of 2012.  Revenue from US Ecology Michigan is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During the first nine months of 2012, T&D revenue from recurring Base Business customers was 18% higher than the first nine months of 2011 and comprised 67% of T&D revenue. This compares to 61% of T&D revenue in the first nine months of 2011. As discussed further below, this increase primarily reflects higher broker and other industry Base Business T&D revenue, partially offset by lower refinery Base Business T&D revenue.

Event Business revenue in the first nine months of 2012 decreased 6% compared to the first nine months of 2011 and was 33% of T&D revenue for the first nine months of 2012. This compares to 39% of T&D revenue in the first nine months of 2011. As discussed further below, this decrease primarily reflects lower private clean-up and broker Event Business T&D revenue, partially offset by higher government Event Business T&D revenue.

The following table summarizes our T&D revenue growth (both Base and Event Business) by customer type for the first nine months of 2012 compared to the first nine months of 2011.

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Government	35%
Other industry	33%
Broker	12%
Rate regulated	-1%
Refinery	-8%
Private clean-up	-47%

Government clean-up business revenue increased 35% in the first nine months of 2012 compared to the first nine months of 2011 due to higher shipments from the USACE and a new military base clean-up project in 2012. Excluding transportation service revenue, T&D revenue with the USACE increased approximately 11% in the first nine months of 2012 compared with the first nine months of 2011. This increase was due to project-specific timing at the multiple USACE clean-up sites. Event Business under our USACE contract contributed $7.9 million, or 7%, of total revenue in the first nine months of 2012 compared to $9.1 million, or 8%, of total revenue in the first nine months of 2011. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter.

Our other industry revenue category increased 33% in the first nine months of 2012 compared to the first nine months of 2011 on strong shipments from the broadly diversified group of industrial customers we serve.

Our broker business increased 12% in the first nine months of 2012 compared to the first nine months of 2011. This increase was the result of shipments across our broad range of government and industry waste generators directly served by our multiple broker customers including higher volumes of brokered thermal recycling projects.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility for the first nine months of 2012 was consistent with the first nine months of 2011. Our Richland facility operates under a State-approved annual revenue requirement.

T&D revenue from our refinery customers decreased 8% in the first nine months of 2012 compared to the first nine months of 2011. This decrease primarily reflects lower volumes partially offset by improved pricing on thermal recycling projects.

T&D revenue from private clean-up customers decreased 47% in the first nine months of 2012 compared to the first nine months of 2011. This decrease primarily reflects the completion of the GE Hudson River project in 2011 that was not fully replaced in the first nine months of 2012.

Gross Profit. Gross profit for the first nine months of 2012 increased 27% to $48.0 million, up from $37.8 million for the first nine months of 2011. This increase primarily reflects higher average selling prices and higher volumes of waste disposed in the first nine months of 2012 compared to the first nine months of 2011. Gross margin was 40% in the first nine months of 2012, up from 33% in the first nine months of 2011. T&D gross margin (which excludes transportation revenue and costs) was 46% in the first nine months of 2012 compared to 42% in the first nine months of 2011. The increase in gross margin and T&D gross margin primarily reflects increased volumes, a favorable service mix and lower costs for chemical reagents, used to treat waste prior to disposal, in the first nine months of 2012 compared to the first nine months of 2012.

Selling, General and Administrative. As a percentage of total revenue, SG&A expenses for the first nine months of 2012 and 2011 were 15% and 14%, respectively. SG&A expenses were $18.2 million in the first nine months of 2012 and $15.9 million in the first nine months of 2011. The increase is primarily attributable to higher payroll-related costs, including variable incentive compensation resulting from stronger financial performance, higher business development costs and higher other general administrative costs associated with increased levels of business activity in the first nine months of 2012 compared to the first nine months of 2011.

Interest expense. Interest expense for the first nine months of 2012 was $659,000, down from $1.3 million for the first nine months of 2011, primarily reflecting lower debt levels and lower interest rates in the first nine months of 2012.

Foreign Currency Gain (Loss). We recognized a $1.8 million foreign currency gain in the first nine months of 2012 compared with a $2.2 million foreign currency loss in the first nine months of 2011. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2012, we had $54.4 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income for the first nine months of 2012 was $672,000 compared with $245,000 for the first nine months of 2011.  The increase primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during the first nine months of 2012.

Income tax expense. Our effective tax rate for the first nine months of 2012 was 38.2%, up from 37.8% for the first nine months of 2011. The increase in the effective rate in the first nine months of 2012 is primarily the result of an increase in our estimated state income tax rate partially offset by favorable adjustments in the third quarter of 2011 related to filed 2010 tax returns. We expect our full year effective income tax rate to approximate 38.2%. As of September 30, 2012 we had unrecognized tax benefits of $464,000 (including interest of $26,000) that, if recognized, would favorably affect the effective tax rate.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At September 30, 2012, we had $5.5 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest, and principal payments and continue paying dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the nine months ended September 30, 2012, net cash provided by operating activities was $24.8 million. This primarily reflects net income of $19.5 million and depreciation and amortization and accretion of $12.3 million, partially offset by a decrease in accrued liabilities of $3.5 million, unrealized foreign currency gains of $2.0 million and an increase in receivables of $2.0 million. Impacts on net income are due to the factors discussed above under Results of Operations.  The decrease in accrued liabilities is primarily attributable to the payment of fiscal year 2011 accrued customer refunds related to our rate-regulated business in Richland, Washington. Days sales outstanding were 68 days as of September 30, 2012, compared to 66 days at December 31, 2011.

For the nine months ended September 30, 2011, net cash provided by operating activities was $32.0 million. This primarily reflects net income of $11.7 million, decreases in accounts receivable of $4.6 million, depreciation and amortization and accretion of $12.0 million and unrealized foreign currency losses of $2.2 million.  Partially offsetting these sources of cash were decreases in income tax payable of $1.6 million. The decrease in accounts receivable is primarily attributable to the timing of significant customer payments received in the first nine months of 2011. Days sales outstanding were 68 days as of September 30, 2011, compared to 65 days at December 31, 2010.

Investing Activities. For the nine months ended September 30, 2012, net cash used in investing activities was $22.7 million primarily related to our acquisition of US Ecology Michigan for $10.7 million, net of cash acquired, and capital expenditures of $12.4 million. Significant capital projects included construction of additional disposal capacity at our Grand View, Idaho and Blainville, Québec, Canada locations and equipment purchases at our operating disposal facilities.

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

Financing Activities. For the nine months ended September 30, 2012, net cash used in financing activities was $1.1 million, consisting primarily of $9.9 million of dividends paid to our stockholders, partially offset by net borrowings under the Credit Agreement of $9.0 million incurred primarily to finance the US Ecology Michigan acquisition.

For the nine months ended September 30, 2011, net cash used in financing activities was $24.7 million, consisting primarily of net borrowings under the Credit Agreement of $15.0 million and $9.8 million of dividends paid to our stockholders.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2012. For detailed information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. At September 30, 2012, we had $49.5 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 1.46%.  If interest rates were to rise, we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $49.5 million under our Credit Agreement at September 30, 2012, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $495,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2012, Stablex transacted approximately 36% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2012, we had $54.4 million of intercompany loans outstanding between Stablex and US Ecology. During the nine months ended September 30, 2012, the CAD strengthened as compared to the USD resulting in a $2.0 million foreign currency translation gain being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of September 30, 2012, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2012 would have generated a gain or loss of approximately $544,000 for the nine months ended September 30, 2012.

We had total pre-tax foreign currency gains of $1.6 million and $1.8 million for the three and nine months ended September 30, 2012, respectively.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                           CONTROLS AND PROCEDURES

Management of the Company, including the President and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s President and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

ITEM 1.                           LEGAL PROCEEDINGS

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency (“U.S. EPA”) alleging that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conversation and Recovery Act of 1976 (“RCRA”).  The communication included a draft Consent Agreement and Final Order (“CAFO”) directed to the Company and the thermal recycling unit’s owner-operator.  The CAFO asserted various technical compliance and permitting violations and proposed corrective actions to resolve the matter as well as proposed monetary penalties against both the Company and the thermal recycling unit’s owner-operator. In response to the U.S. EPA’s proposal we counter-offered to settle the matter for $260,000, shared equally between the Company and the thermal recycling unit’s owner-operator.  Based on our counter-offer, we recorded a charge of $130,000 during the second quarter of 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations. In October 2012, the Company and the thermal recycling unit’s owner-operator entered into a final CAFO with the U.S. EPA. As part of the settlement, we agreed to pay a civil penalty of $166,000 and to submit an application to the State of Texas for a RCRA Subpart X permit.  The Company and the thermal recycling unit’s owner-operating also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued. Based on the CAFO, we recorded an additional charge of $36,000 during the third quarter of 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations.

In connection with the above matter, the U.S. EPA has also raised concerns regarding potential violations of the Clean Air Act of 1970 (“CAA”) at our Texas thermal recycling operation.  However, neither the Company nor the thermal recycling unit’s owner-operator has received a formal notice of violation from the U.S. EPA. The Company and the thermal recycling unit’s owner-operator continue to negotiate with the U.S. EPA.  We cannot presently estimate the potential additional liability, if any, related to these potential violations of the CAA and therefore no additional amounts have been recorded in our financial statements related to this matter.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 2, 2012	/s/ Eric L. Gerratt
Eric L. Gerratt
Vice President, Chief Financial Officer, Treasurer and
Chief Accounting Officer