Form 10-K
period 2012-12-31
US ECOLOGY, INC.
filed 2013-03-01
CIK 742126

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2012 was approximately $320.6 million based on the closing price of $17.74 per share as reported on the NASDAQ Global Market System.

At February 27, 2013, there were 18,398,970 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

  1.
  The registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 30, 2013 to be filed within 120 days after the registrant's fiscal year ended December 31, 2012, portions of which are incorporated by reference into Part III of this Form 10-K.

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

US Ecology, through our subsidiaries, provides radioactive, hazardous, PCB and non-hazardous industrial waste management and recycling services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions and waste brokers/aggregators. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America. US Ecology and its predecessor companies have been in business for 60 years. We operate within North America and employed 425 people as of December 31, 2012.

Our filings with the SEC are posted on our website at www.usecology.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public can also obtain copies of these filings by visiting the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at www.sec.gov .

US Ecology was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010, the Company changed its name from American Ecology Corporation to US Ecology, Inc. Our wholly-owned primary operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation ("USEN"); US Ecology Washington, Inc., a Delaware corporation ("USEW"); US Ecology Texas, Inc., a Delaware corporation ("USET"); US Ecology Idaho, Inc., a Delaware corporation ("USEI"); US Ecology Michigan, Inc., a Michigan corporation ("USEM"); US Ecology Field Services, Inc., a Delaware corporation ("USEFS"); US Ecology Stablex Holdings, Inc., a Delaware corporation ("USESH"); and Stablex Canada Inc., a Canadian Federal Corporation ("Stablex"). US Ecology Illinois, Inc., a California corporation ("USE"), operates our closed property in Sheffield, Illinois. American Ecology Environmental Services Corporation, a Texas corporation ("AEESC"), operates our closed property in Winona, Texas.

We operate within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect our current operational status and internal reporting structure. Operating Disposal Facilities accept hazardous waste, non-hazardous waste, LARM and LLRW and include our RCRA permitted waste treatment and disposal facilities near Beatty, Nevada; Grand View, Idaho; Detroit, Michigan; and Robstown, Texas, our AEA permitted disposal facility near Richland, Washington and our Blainville, Québec, Canada facility. Our Washington, Idaho and (to a lesser degree) Texas and Nevada facilities also accept certain NORM/NARM waste and LARM. Non-Operating Disposal Facilities include our former disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho and a former hazardous waste processing and deep-well injection operation in Winona, Texas. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Financial information with respect to each segment is further discussed in Note 17 to the consolidated financial statements located in Item 8—Financial Statements and Supplementary Data to this Form 10-K.

The following table summarizes our subsidiaries, locations and services of each segment:

Subsidiary	Location	Services
Operating Disposal Facilities
USEN	Beatty, Nevada	Hazardous, non-hazardous industrial, NORM and PCB waste treatment and disposal
USEW	Richland, Washington	LLRW, NORM/NARM and LARM waste disposal
USET	Robstown, Texas	Hazardous, non-hazardous industrial, LARM and NORM/NARM waste treatment and disposal, recycling services, rail transfer station
USEI	Grand View, Idaho	Hazardous, non-hazardous industrial, PCB, NORM/NARM, LARM and mixed waste treatment and disposal, rail transfer station
USEM	Detroit, Michigan	Hazardous and non-hazardous waste water treatment and disposal, hazardous and non-hazardous waste treatment and disposal
Stablex	Blainville, Québec, Canada	Hazardous waste treatment and disposal
Non-Operating Disposal Facilities
USE	Sheffield, Illinois	Closed LLRW disposal facility under long-term care: State of Illinois is licensee
USE	Sheffield, Illinois	Non-operating hazardous waste disposal facility: USE is permittee
AEESC	Winona, Texas	Non-operating hazardous waste processing and deep well facility: AEESC is permittee
USEI	Bruneau, Idaho	Closed hazardous waste disposal facility: USEI is permittee

Operating Disposal Facilities

We derive revenue from treating and disposing of hazardous, non-hazardous industrial and radioactive waste in government permitted facilities. We also derive revenue from transportation services generally to get material from the customer location to one of our facilities. Treatment and disposal ("T&D") revenue can be broken down into two categories: "Base Business" and "Event Business." Base Business tends to be waste streams generated through on-going industrial process that is recurring in nature. Event Business is waste generated from a discrete waste clean-up project that is one-time in nature. The duration of Event Business projects can last from a one-week clean-up of a small contaminated site to a multiple year clean-up project.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2012, approximately 35% of our T&D revenue (excluding US Ecology Michigan, Inc., which was acquired on May 31, 2012) was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding commitment cycles and other factors. The types and amounts of waste received from recurring customers ("Base Business") also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

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

The types of waste received, also referred to as "service mix," can produce significant quarter-to-quarter and year-to-year variations in revenue, average selling price, gross profit, gross margin, operating profit and net income for both Base Business and Event Business. Event Business contributed approximately 35% and 39% of disposal revenue (excluding transportation and US Ecology Michigan, Inc. revenue) for the years ended December 31, 2012 and 2011, respectively. Base Business represented approximately 65% and 61% of disposal revenue (excluding transportation and US Ecology Michigan, Inc. revenue) for the years ended December 31, 2012 and 2011, respectively. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the favorable operating leverage inherent to the largely fixed-cost nature of the waste disposal business. Contribution margin is influenced by whether the waste is directly disposed ("direct disposal") or requires the application of chemical reagents, absorbents and other additives (variable costs) to treat the waste prior to disposal.

To maximize utilization of our railcar fleet, we occasionally deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may also be bundled with for-profit logistics and field services support work.

Beatty, Nevada RCRA/TSCA Facility.    Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. USEN subleases 80 acres from the State of Nevada located within a 400 acre buffer zone leased by the State of Nevada from the federal government. The Company believes this dedicated buffer zone is a viable location for expansion to accommodate future disposal operations. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) that area reaches full capacity and can no longer accept waste (estimated life using 2012 volume of 6-7 years); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The facility is a hazardous waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA and is permitted to treat and dispose of RCRA, TSCA and certain NRC-exempt radioactive waste. The facility was the first hazardous waste site in the nation to receive authorization to receive TSCA regulated materials, and remains a national outlet for TSCA regulated waste. The facility provides full RCRA treatment and solidification services for industrial and government customers. The facility also provides chemical oxidation for organic contaminated wastes and oil refinery catalysts, providing a cost-effective alternative to incineration. Certain low-activity radioactive wastes which are exempt from NRC regulation may also be accepted for disposal. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the USEPA. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for closure and post-closure costs.

Richland, Washington LLRW Facility.    Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased by the State of Washington on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State in 2005 for ten years with four ten-year renewal options. The facility is a low-level radioactive waste disposal facility serving the Northwest and Rocky Mountain Compacts. The facility accepts Class A, B, and C commercial low-level radioactive waste from within the Northwest and Rocky Mountain Compacts, and NORM/NARM waste including radium sources produced by customers nationwide. The facility is one of only three full-service Class A, B, and C disposal facilities in the nation. The facility's personnel have extensive experience safely managing reactor internals and other high dose rate radioactive waste through the use of shielding and remote handling devices. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement with the WUTC is effective from January 1, 2008 to January 1, 2014. The WUTC process to establish rates for the succeeding rate period is underway. The State assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State maintains separate dedicated trust funds for future closure and post-closure costs.

Robstown, Texas RCRA Facility.    Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own 200 acres of adjacent land for future expansion. We also own 174 acres of land five miles from the facility adjacent to a rail line where we have operated a rail transfer station since 2006. The facility is a hazardous waste treatment, storage and disposal facility permitted under Subtitle C of RCRA. The facility is permitted to store PCB waste for off-site shipment and treat and dispose of RCRA, and PCB remediation waste. Specializing in serving the petrochemical industry of the Gulf Coast region, the facility provides stabilization, solidification, chemical oxidation, and waste brokerage services for its industrial and government customers. A low temperature thermal desorption unit was added in 2008 for recycling of petroleum wastes and refinery cracking catalysts. This facility provides a recycling alternative for oil-bearing hazardous waste from petroleum refineries and produces recycled products for energy recovery, re-refining, and metals recovery. The facility also accepts low-concentration NRC-exempt radioactive waste which is also exempted under Texas regulations with concurrence from the Texas Commission on Environmental Quality.

Grand View, Idaho RCRA/TSCA Facility.    Our Grand View, Idaho facility was purchased in 2001. It is located on 1,252 acres of Company-owned land approximately 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately two miles east of the facility, which is used as a clay source for site operations (liner construction and reagent). We also own 189 acres where our rail transfer station is located approximately 30 miles northeast of the disposal facility. This site has two enclosed rail-to-truck waste transfer facilities located adjacent to the main line of the Union Pacific Railroad. The facility is a hazardous waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and the TSCA. The facility is permitted to treat and dispose of RCRA and TSCA wastes, as well as a wide range of low-activity radioactive wastes and NORM/NARM, Technologically Enhanced NORM (TENORM) and other wastes exempted from federal regulation by the NRC. The facility provides treatment and disposal services to both government and private industry waste generators, and is a major recipient of U.S. Army Corps of Engineers FUSRAP waste. In 2004, the facility's permit was modified to allow receipt of NRC-exempt low activity fission and activation products. In 2008 this list was expanded to include special nuclear materials exempt from NRC regulation. The facility also serves the steel industry and a wide range of broker-served and other hazardous waste producers.

Detroit, Michigan RCRA Facility.    Our Detroit, Michigan facility, acquired in 2012, has been serving the mid-western and eastern U.S. industrial markets for nearly 40 years. The facility is located on 6 acres of Company-owned land in a heavily-industrialized section of Detroit, Michigan. The facility is permitted to accept non-hazardous and hazardous materials and to treat non-hazardous solids and non-hazardous waste water regulated under RCRA. The facility is regulated under permits issued by the Michigan Department of Environmental Quality and the Detroit Sewer and Water Department.

Blainville, Québec, Canada Facility ("Stablex").    Our Stablex facility, acquired in October 2010, has been in operation since 1983 and is located approximately 30 miles northwest of Montreal, Québec, Canada. The facility owns and operates a treatment facility located on 25 acres adjacent to a 325 acre disposal site that is leased from the Province of Québec. The lease with the Province expires in 2018 and has one five-year renewal term. The facility uses the "Stablex" process to treat and stabilize inorganic hazardous wastes and contaminated soils to produce a non-leachable concrete-like material. We accept a wide range of inorganic wastes and contaminated soils at the facility and specialize in processing hard-to-treat materials, such as cyanides, mercury compounds, strong acids/oxidizers, lab packs, contaminated debris and batteries. The facility is permitted by the Canadian Ministry of Environment and is authorized under the Environmental Quality Act by Order-in-Council for use exclusively for products treated and disposed by Stablex as the lessee. The facility is a truck and rail-served hazardous waste treatment storage and disposal facility. The Province assesses fees to fund a dedicated government trust account to pay for post-closure costs at the disposal site. Stablex is responsible for closing each landfill prior to final closure of the facility. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the five-year permit period. Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil. While there are no specific restrictions on waste soils received from the U.S., non-soil waste received from the U.S. is limited to 350,000 metric tons (385,000 U.S. tons) over the five-year permit period.

Non-Operating Disposal Facilities

Bruneau, Idaho RCRA Site.    This remote 83 acre desert site, acquired in conjunction with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring is expected to continue for approximately 17 years, or 2029, in accordance with permit and regulatory requirements.

Sheffield, Illinois RCRA Site.    We previously operated two hazardous waste disposal areas next to the Sheffield LLRW disposal area. The first opened in 1968 and ceased operations in 1974. The second accepted waste from 1974 through 1983. We expect to perform groundwater remediation and monitoring at the site for approximately 13 more years through 2025.

Winona, Texas Site.    From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until 1997 when we ceased operations. We are proceeding under a post-closure order with the State of Texas and expect to perform groundwater remediation and monitoring at the site for approximately 27 more years through 2039. We own a 297 acre buffer zone adjacent to the permitted area.

INDUSTRY

During the 1970s and 1980s, waste services industry growth in the United States was driven by new environmental laws and actions by federal and state agencies to regulate existing hazardous waste management facilities and direct the clean-up of contaminated sites under the federal Superfund law. By the early 1990s, excess hazardous waste management capacity had been constructed by the industry. Over this same period, to better manage risk and reduce expenses, many waste generators instituted industrial process changes and other methods to reduce waste production. Waste volumes shipped for disposal from Superfund and other properties also diminished as contaminated sites were cleaned up. These factors led to highly competitive market conditions that still apply today.

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry-specific economic conditions, identification of new clean-up needs, clean-up project schedules, funding availability and other public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, increase waste throughput efficiency, employ innovative treatment techniques, build market share and increase profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

  •
  acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001;

  •
  expanding our radioactive material and hazardous waste permits to manage additional types of waste;

  •
  expanding our rail transportation services and logistical capabilities through a fleet of Company-owned and leased railcars;

  •
  adding track, a second main line switch and constructing a second rail-to-truck transload building in Idaho;

  •
  acquiring property and developing a rail transfer station in Texas;

  •
  constructing new, high-capacity waste treatment and storage buildings in Texas and Nevada;

  •
  expanding our organic chemical waste treatment laboratory in Texas to improve treatment "recipes" and reduce costs at all three of our RCRA facilities;

  •
  establishing a thermal recycling service at our Robstown, Texas site which allows the facility to accept recyclable hydrocarbon-oil-bearing hazardous waste and cracking catalyst from petroleum refining;

  •
  constructing a specialized handling system for packaging thermally treated cracking catalyst at our Robstown, Texas facility in 2011;

  •
  acquiring our Blainville, Québec, Canada treatment and disposal facility and rail transfer station in 2010; and

  •
  acquiring our Detroit, Michigan chemical and industrial byproducts treatment and reuse facility in 2012.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain LLRW Compacts, is one of three operating Compact disposal facilities in the nation. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by Energy Solutions, Inc. ("Energy Solutions"), exclusively serves the three-state Atlantic Compact. A third LLRW disposal facility, licensed by Waste Control Specialists, LLC and located near Andrews, Texas serves the two-state Texas Compact and approved out-of-compact generators. Class A LLRW from states outside the Northwest Compact region may also be disposed at a non-compact, commercial disposal site in Clive, Utah, also operated by Energy Solutions.

Pricing at AEA licensed LLRW disposal facilities heightened demand for more cost-effective disposal options for soil, debris, consumer products, industrial wastes and other materials containing LARM, including "mixed wastes," exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government clean-up projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost-effective alternative. Our Grand View, Idaho RCRA hazardous waste facility has significantly increased waste throughput based on a series of permit modifications and project-specific approvals allowing expanded LARM acceptance. Our Robstown, Texas and Beatty, Nevada disposal facilities are also permitted to accept LARM on a more limited basis. We believe we are well positioned to continue growing our LARM business based on our:

  •
  longstanding disposal industry reputation and commercial branding dating from the early 1960s;

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

  •
  competitive pricing; and

  •
  regulatory policies and precedents allowing disposal of LLRW at authorized hazardous waste disposal facilities.

Permits, Licenses and Regulatory Requirements

Obtaining authorization to construct and operate new radioactive or hazardous waste facilities is a lengthy and complex process. We believe we have demonstrated significant expertise in this area over multiple decades. We also believe we possess all permits, licenses and regulatory approvals required to maintain regulatory compliance and operate our facilities and have the specialized expertise required to obtain additional approvals to continue growing our business in the future.

We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit-specific requirements. Our Idaho, Texas and Michigan facilities are also required to provide financial assurance for closure and post-closure obligations should our facilities cease operations. Our Blainville, Québec operation is required to post commercial surety bonds to cover closure obligations. Both human resource and capital investments are required to maintain compliance with these requirements.

United States Hazardous Waste Regulation

Our hazardous, industrial, non-hazardous and radioactive materials business is subject to extensive federal and state environmental, health, safety, and transportation laws, regulations, permits and licenses. Local government controls may also apply. The responsible government regulatory agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that these laws and regulations, as well as the specialized services we provide, contribute to demand and create barriers to new competitors entering the markets we serve.

RCRA provides a comprehensive framework for regulating hazardous waste transportation, treatment, storage and disposal. RCRA regulation is the responsibility of the USEPA, which may delegate authority to state agencies. Chemical compounds and residues derived from USEPA-listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking such as the steel mill waste treatment process employed at our Grand View, Idaho facility. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls and permitting requirements under RCRA diminish. LARM and NORM/NARM may also be managed to varying degrees under RCRA permits, as is authorized for our facilities in Grand View, Idaho; Beatty, Nevada; and Robstown, Texas.

CERCLA and its amendments impose strict, joint and several liability on owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances released at such facilities and on parties who arranged for the transportation of hazardous substances. Liability under CERCLA may be imposed if releases of hazardous substances occur at treatment, storage or disposal sites. Since waste generators, transporters and those who arrange transportation are subject to the same liabilities, we believe they are motivated to minimize the number of disposal sites used. In addition, hazardous waste generated during the remediation of CERCLA cleanup projects and transferred offsite must be managed by a treatment and disposal facility authorized by EPA to manage CERCLA waste. Our Grand View, Idaho; Beatty, Nevada; Robstown, Texas; and Detroit, Michigan facilities have this authorization.

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

The AEA, as amended, assigns the NRC regulatory authority over receipt, possession, use and transfer of certain radioactive materials, including disposal. The NRC has adopted regulations for licensing commercial LLRW disposal and has delegated regulatory authority to certain states including Washington, where our Richland facility is located. The NRC and U.S. Department of Transportation regulate the transport of radioactive materials. Shippers must comply with both the general requirements for hazardous materials transportation and specific requirements for transporting radioactive materials.

The Energy Policy Act of 2005 amended the AEA to classify discrete (i.e. concentrated versus diffuse) NORM/NARM as byproduct material. The law does not apply to interstate Compacts ratified by Congress pursuant to the LLRW Policy Act.

Canadian Hazardous Waste Regulation

The Canadian federal government regulates issues of national scope where activities cross provincial boundaries and affect Canada's relations with other nations. The Provinces retain control over environmental matters within their boundaries including primary responsibility for regulation and management of hazardous waste.

The main federal laws governing hazardous waste management are the CEPA and the Transportation of Dangerous Goods Act. Environment Canada is the federal agency with responsibility for environmental matters. CEPA charges Environment Canada and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Export and Import of Hazardous Waste Regulations under CEPA govern trans-border movement of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or transport them through Canada notify the Minister of the Environment and obtain a permit to do so.

Our Stablex facility operates in the Province of Québec and is subject to the QEQA. This Act, independently developed by the Province, regulates the generation, characterization, transport, treatment and disposal of hazardous wastes. QEQA also provides for the establishment of waste management facilities which are controlled by the provincial statutes and regulations governing releases to air, groundwater and surface water.

Under QEQA, waste can be defined as hazardous based on origin or characteristic in a manner that is very similar to regulations in effect in the United States. A major difference between the United States regulatory regime and that in Canada relates to ownership and liability. Under Canadian federal regulation, ownership changes when waste is transferred to a properly permitted third-party carrier and subsequently to an approved treatment and disposal facility. As a result, the generator is no longer liable for proper handling, treatment or disposal. In the United States, joint and several liability is retained by the waste generator as well as the transporter and the treatment and disposal facility.

Waste transporters require a permit to operate under Québec's regulations and are also subject to the requirements of the Federal Transportation of Dangerous Goods law which requires reporting of quantities and disposition of materials shipped.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2012, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

Insurance policies covering U.S. closure and post-closure obligations expire in December 2013.We are required by our insurer to maintain collateral at agreed upon levels to support our aggregate financial assurance insurance policies for our operating sites through the policy term. While we expect to timely renew these policies as we have in the past, if we are unable to obtain adequate closure, post-closure or environmental insurance, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. For our non-operating facilities, we established an interest bearing trust account to guarantee our post-closure liability, subject to regulatory approval. As of December 31, 2012, we have provided collateral of $4.1 million in funded trust agreements, issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $43.0 million for closure and post-closure obligations. Financial assurance, premium and collateral cost requirements increases have an adverse impact on our results of operations.

We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2012 we had $897,000 in commercial surety bonds dedicated for closure obligations.

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

Significant Customers

We dispose of LARM and hazardous waste under a contract with the USACE. We also arrange transportation of waste to our disposal facilities for both government and industry customers which contributes significant revenue. USACE accounted for 6%, 7% and 17% of our revenue in 2012, 2011 and 2010, respectively. No other customer accounted for more than 10% of our revenue for 2012, 2011 or 2010.

Markets

Disposal Services.    Waste containing heavy metals or hazardous waste that does not require treatment prior to disposal is generally subject to highly competitive pricing. These commoditized services are also sensitive to transportation distance and related costs. Waste transported by rail is typically less expensive, on a per-mile basis, than waste transported by truck. Hazardous waste containing organic chemical compounds or mercury and LARM are less commoditized services.

Our Robstown, Texas facility is well positioned to serve refineries, chemical production plants and other industries concentrated near the Texas Gulf coast. The facility also accepts certain NORM and LARM. In

2006, we constructed a rail transfer station approximately five miles from this facility that extends the facility's geographic reach. In 2007, our Texas facility expanded its laboratory to include analysis of organic chemical compounds, which are contained in many of the wastes produced by customers. In June 2008, we began operating a high-throughput thermal desorption unit at the facility which allows us to accept recyclable, hydrocarbon-based materials.

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

Our Grand View, Idaho facility accepts waste from across the U.S. and, on a more limited basis, Canada shipped through our rail transfer station located adjacent to a main east-west rail line. Waste throughput has been significantly enhanced by rail track expansions in 2006, 2008 and 2011 and the construction of a second rail-to-truck indoor transfer building in 2006. The Grand View facility's primary markets are RCRA, LARM and mixed waste clean-up projects, and brokered waste. Permit modifications have expanded LARM services. The infrastructure at our Grand View, Idaho facility is capable of handling large volumes of waste from large clean-up projects. For example, between 2005 and 2009 the facility disposed of approximately 1.3 million tons of waste shipped from a Honeywell project in Jersey City, New Jersey. We also accept significant volumes from the USACE. In 2010, we entered into a new contract with the USACE, on essentially the same terms and conditions as the previous contract, which expires in 2013. The USACE may extend the contract to 2015 at their sole option. Multi-year USACE projects initiated before the expiration date may continue for five years beyond 2013, or 2015 if the option term is exercised under the same terms. Based on public statements, we believe that the USACE expects to contract for disposal of FUSRAP wastes through approximately 2033.

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

Our Blainville, Québec, Canada facility, Stablex, primarily accepts waste from the Eastern Canadian and Northeastern U.S. industrial markets. The Stablex facility accepts inorganic and certain organic hazardous waste in liquid, semi-solid (sludge) or solid form and treats the waste using a cementitious stabilization process to immobilize the hazardous constituents rendering the homogenized waste product non-hazardous in accordance with Québec treatment regulations. The waste is then disposed in a secure disposal cell. Stablex accepts waste delivered by truck or by rail.

Our Richland, Washington facility serves LLRW producers in the eight states of the Northwest Compact. The three Rocky Mountain Compact states may also use our facility. Since we are a designated monopoly LLRW service provider in the Northwest Compact, the State of Washington approves our disposal rates. Since NORM/NARM is not subject to Compact restrictions, we may accept this waste from all 50 states. Rate regulation does not apply to NORM/NARM pricing since monopoly conditions do not apply.

Our Detroit, Michigan facility primarily competes for business in the Midwestern U.S. and Ontario, Canada markets. The facility also competes for certain high concentration liquid caustic acid wastes in the Northeastern and Southeastern United States. The primary industries served include automotive and related suppliers and other industrial facilities.

Geographical Information.    For the year ended December 31, 2012, we derived $130.9 million or 77% of our revenue in the United States and $38.2 million or 23% of our revenue in Canada. For the year ended December 31, 2011, we derived $118.4 million or 76% of our revenue in the United States and

$36.5 million or 24% of our revenue in Canada. For the year ended December 31, 2010, we derived $99.1 million or 95% of our revenue in the United States and $5.7 million or 5% of our revenue in Canada.

Competition

We compete with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc.; The Environmental Quality Company; Heritage Environmental; Waste Control Specialists, LLC; and Waste Management, Inc. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, LLC. The principal competitive factors applicable to both of these business areas are:

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

We do not compete with companies seeking federal government contracts to manage or operate radioactive waste treatment and disposal facilities owned by the U.S. Department of Energy ("USDOE"). We accept minor amounts of remediation waste from USDOE facilities at our disposal facilities from time to time; however, this is not a material part of our business.

Seasonal Effects

Seasonal fluctuations due to weather and budgetary cycles can influence the timing of customer spending for our services. Typically, in the first quarter of each calendar year there is less demand for Event Business due to reduced construction activities related to weather. While large, multi-year clean-up projects may continue in winter months, the pace of waste shipments may be slower, or stop temporarily, due to weather. Market conditions and federal funding decisions generally have a greater influence on the business than seasonality.

Personnel

On December 31, 2012, we had 425 employees, of which 11 were members of the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO and CLC (PACE) at our Richland, Washington facility and 97 were members of the Communications, Energy and Paperworkers Union of Canada at our Blainville, Québec, Canada facility.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of US Ecology:

Name	Age	Title
Jeffrey R. Feeler	43	President and Chief Operating Officer
Simon G. Bell	42	Vice President of Operations
John M. Cooper	58	Vice President and Chief Information Officer
Eric L. Gerratt	42	Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer
Steven D. Welling	54	Senior Vice President, Sales and Marketing

Jeffrey R. Feeler was appointed President and Chief Operating Officer in October 2012. Mr. Feeler previously served as the Company's Vice President and Chief Financial Officer from May 2007 to October 2012. He joined US Ecology in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc. (2005-2006), Albertson's, Inc. (2003-2005) and Hewlett-Packard Company (2002-2003). From 1993 to 2002, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

Simon G. Bell was appointed Vice President of Operations in August of 2007 and is responsible for managing both operating and closed facilities. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations. From 2002 to 2005, he was our Idaho facility General Manager and Environmental Manager. His 20 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

John M. Cooper joined us in July 2002 and is Vice President and Chief Information Officer. Previously, he served as Vice President, Information Systems for BMC West Corporation and was Director of Business Development for the High Tech Industry at Oracle Corporation. Mr. Cooper offers more than 20 years of computer industry experience. He holds a BS in Physics from Utah State University.

Eric L. Gerratt was appointed Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer in October 2012. He joined US Ecology in August 2007 as Vice President and Controller. He previously held various financial and accounting management positions at SUPERVALU, Inc. (2006-2007) and Albertson's, Inc. (2003-2006). From 1997 to 2003, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Gerratt is a Certified Public Accountant and holds a BS in Accounting from the University of Idaho.

Steven D. Welling was appointed Senior Vice President, Sales and Marketing in January 2010. He joined US Ecology in 2001 through the Envirosafe Services of Idaho (now US Ecology Idaho) acquisition. He previously served as National Accounts Manager for Envirosource Technologies and Western Sales Manager for Envirosafe Services of Idaho and before that managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University-Stanislaus.

Item 1A.    Risk Factors

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2012, approximately 35% of our treatment and disposal revenue (excluding US Ecology Michigan, Inc.) was derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions, public controversies, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections. Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

The completion of, loss of or failure to renew one or more significant contracts could adversely affect our profitability.

We provide disposal and transportation services to customers on discrete Event Business (non-recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi-year projects can account for a significant portion of our revenue and profit. However, the replacement of 2012 Event Business revenue and earnings depends on multiple factors, many of which are outside of our control including, but not limited to, general and industry-specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities. Our inability to replace the contribution from 2012 Event Business projects with new business could result in a material adverse effect on our financial condition and results of operations.

We also have a multi-year contract with USACE, expiring in 2013. The USACE may extend the contract to 2015 at their sole option. USACE accounted for approximately 6% of our total revenue for the year ended December 31, 2012. This multi-year contract does not, however, guarantee future work or volumes. Reduced appropriations for the USACE and/or other government clean-up work, a reduction in project-specific task orders, and/or the loss of or failure to renew this or other large contracts and task orders combined with failure to replace their contribution with new projects could result in a material adverse effect on our business. Annual FUSRAP funding has remained generally constant ranging from $109.0 million to $140.0 million each fiscal year over the last several years but is at risk for future funding cuts. In February 2012, President Obama released the proposed fiscal 2013 budget reflecting FUSRAP funding at $104.0 million. There can be no assurance that the USACE will contract for disposal services for the estimated duration of the FUSRAP through 2033 or beyond.

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

Our facilities operate using permits and licenses issued by various regulatory bodies at various state, provincial and federal government levels. In addition, three of our facilities operate on land leased from government agencies. Failure to renew our permits and licenses necessary to operate our facilities or failure to renew or maintain compliance with our site lease agreements would have a material adverse effect on our business. There can be no assurance we will continue to be successful in obtaining timely permit applications approval, maintaining compliance with our lease agreements and obtaining timely lease renewals.

Loss of key management or sales personnel could harm our business.

We have an experienced management team including general managers at our operating facilities and rely on the continued service of these senior managers to achieve our objectives. We also have a senior sales team with industry experience averaging more than 15 years. Our objective is to retain our present management and sales teams and identify, hire, train, motivate and retain other highly skilled personnel. The loss of any key management employee or sales personnel could adversely affect our business and results of operations.

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

Stringent regulations of federal, state or provincial governments have a substantial impact on our business. Local government controls may also apply. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, noise, visual impact, odor, land use, zoning, transportation and related matters. Failure to obtain on a timely basis or comply with applicable federal, state, provincial and local governmental regulations, licenses, permits or approvals for our waste treatment and disposal facilities could prevent or restrict our ability to provide certain services, resulting in a potentially significant loss of revenue and earnings. Changes in environmental regulations may require us to make significant capital or other expenditures, or limit operations. Changes in laws or regulations or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require us to modify existing operating licenses or permits, or obtain additional approvals or limit operations. New governmental requirements that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit operations.

Our revenue is primarily generated as a result of requirements imposed on our customers under federal, state, and provincial laws and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of PCB, hazardous or radioactive waste were relaxed or less vigorously enforced, demand for our services could materially decrease and our revenues and earnings could be significantly reduced.

Our financial results could be adversely affected by foreign exchange fluctuations.

We operate in the United States and Canada but report revenue, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the Canadian dollar are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are subject to the risk of translation losses for reporting purposes. If we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are further subject to the risk of transaction losses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

If we are unable to obtain at a reasonable cost or under reasonable terms and conditions the necessary levels of insurance and financial assurances required for operations, our business and results of operations would be adversely affected.

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $483,000 and $212,000 at December 31, 2012 and 2011, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant's environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $50,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2012, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities expire in December 2013 for our U.S. operating facilities. We continue to use self-funded trust accounts for our post-closure obligations at our U.S. non-operating sites. We use commercial surety bonds for our Canadian operation that expire in November 2013. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post-closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2012, we have $4.1 million in funded trust agreements for post closure obligations at our non-operating properties. We have provided our insurance provider a $4.0 million letter of credit through our primary bank as collateral for our financial assurance insurance policies that have a limit of $43.0 million for closure and post-closure obligations at our U.S. operating facilities. We have $897,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial condition and results of operations.

A change or deterioration in labor relations could disrupt our business or increase costs, which could have a material adverse effect on our business, financial condition and results of operations.

The Company is a party to two collective bargaining agreements covering 108, or approximately 25%, of our employees. On December 31, 2011, the agreement covering 97 of our employees at our Blainville, Québec, Canada facility expired. While renewal negotiations are ongoing, there can be no assurance that we will be able to negotiate the terms of expired or expiring agreements in a manner acceptable to the Company. In this event, potential work disruptions may adversely affect our financial condition and results of operations.

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

We are required to test goodwill and intangible assets with indefinite useful lives at least annually to determine if impairment has occurred. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. As a result of acquisitions in 2010 and 2012, we have goodwill of $23.1 million and net intangible assets of $40.8 million at December 31, 2012 that must be assessed at least annually for impairment.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations could be adversely impacted.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, electric utilities, real estate developers, waste brokers/aggregators serving small manufacturers and other industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by deterioration in the general economy and may curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other discretionary work. Spending by government customers may also be reduced due to declining tax revenues that may result from a general deterioration in economic conditions or other federal or state fiscal policy. Factors that can impact general economic conditions and the level of spending by customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

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

We face competition from companies with greater resources, closer geographic proximity, service offerings we do not provide and lower pricing in certain instances. An increase in the number or location of commercial treatment or disposal facilities for hazardous or radioactive waste, significant expansion of existing competitor permitted capabilities, increased industry consolidation by our competitors or a decrease in the treatment or disposal fees charged by competitors could materially and adversely affect our results of operations. Our business is also heavily affected by waste disposal fees imposed by government agencies. These fees, which vary from state to state and are periodically adjusted, may adversely impact the competitive environment in which we conduct our business.

Our business requires the handling of dangerous substances. Improper handling of such substances could result in an adverse impact on our financial condition and results of operations.

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident could impair the ability of one or more facilities to continue to perform normal operations. This could have a material adverse impact on our financial condition and results of operations. Improper handling of these substances could also violate laws and regulations resulting in fines and/or suspension of operations.

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

  •
  imposition of additional taxes on our foreign income; and

  •
  unexpected regulatory, economic and public policy changes.

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

As of December 31, 2012, we had $45.0 million of borrowings and $4.0 million issued in letters of credit on our $95.0 million revolving line of credit agreement (the "Credit Agreement") with Wells Fargo National Association ("Wells Fargo"). This level of outstanding debt and letters of credit may:

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

  •
  subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates; and

  •
  limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than competitors with less debt.

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

We may not be able to effectively adopt or adapt to new or improved technologies.

We expect to continue implementing new or improved technologies at our facilities to meet customer service demands and facilitate growth in our business. If we are unable to identify and implement new technologies in response to market conditions and customer requirements in a timely, cost effective manner, our financial condition and results of operations could be adversely impacted.

If we are unable to successfully complete the integration of US Ecology Michigan, Inc. or future acquisitions into our business and achieve anticipated synergies in the expected time frame, our future results could be adversely affected.

Acquisitions involve multiple risks. Our inability to successfully integrate the operations of an acquired business into our operations could have a material adverse effect on our business. These risks include but are not limited to:

  •
  changing market conditions;

  •
  increased competition;

  •
  inability to expand existing regulatory permits;

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

We acquired US Ecology Michigan, Inc. on May 31, 2012. As part of the acquisition we recorded at fair value $1.3 million of goodwill and $1.9 million of identifiable intangible assets. Our integration of US Ecology Michigan, Inc.'s operations into our operations has required and will continue to require implementation of appropriate operations, management and financial reporting systems and controls. The integration of US Ecology Michigan, Inc. has required and will continue to require the focused attention of our management teams, including a significant commitment of time and resources. The success of the acquisition will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the respective businesses and operations of US Ecology, Inc. and US Ecology Michigan, Inc. through greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the business and operations of US Ecology, Inc. and US Ecology Michigan, Inc. must continue to be successfully combined.

If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business, failure to implement the business plan for the combined businesses, unanticipated issues in integrating services offerings, logistics information, communications and other systems or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with customers and employees to achieve the anticipated benefits of the acquisition. It is possible that failure to realize the anticipated benefits and operational performance of US Ecology Michigan, Inc. could lead to an impairment of goodwill or other intangible assets and such impairment may be material to our financial condition or results of operations.

Our financial condition and results of operations could be materially affected by changes in accounting standards.

Accounting principles generally accepted in the Unites States of America ("accounting standards") and interpretations by various governing bodies, including the SEC, for many aspects of our business, such as accounting for asset retirement obligations, goodwill and intangible assets, income taxes and share-based compensation, are complex and involve subjective judgments. Changes in these rules or their interpretation may significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations. As a result, changes in accounting standards could materially impact our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table describes our non-disposal related properties and facilities at December 31, 2012 owned or leased by us.

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

The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. We believe that our existing properties are in good condition and are suitable for the conduct of our business. All estimates are as of December 31, 2012.

Location	Own/Lease	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimated Life (in years)
Beatty, Nevada	Lease	80	974,120	—	6
Richland, Washington(1)	Sublease	100	654,857	—	43
Robstown, Texas	Own	440	2,010,488	—	9
Grand View, Idaho	Own	1,411	10,890,258	18,100,000	88
Detroit, Michigan	Own	6	n/a	n/a	n/a
Blainville, Quebec, Canada(2)	Own/Lease	350	7,252,474	—	28

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

Item 3.    Legal Proceedings

In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities, including regulatory agencies that oversee our permits and compliance with those permits. Fines or penalties may be assessed by our regulators as a result of review or inspection of our operating practices. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. We are not currently a party to any material pending legal proceedings and, other than the matter discussed below, are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency ("U.S. EPA") alleging that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conversation and Recovery Act of 1976 ("RCRA"). The communication included a draft Consent Agreement and Final Order ("CAFO") directed to the Company and the thermal recycling unit's owner-operator. The CAFO asserted various technical compliance and permitting violations and proposed corrective actions to resolve the matter as well as proposed monetary penalties against both the Company and the thermal recycling unit's owner-operator. In October 2012, the Company and the thermal recycling unit's owner-operator entered into a final CAFO with the U.S. EPA. As part of the settlement, we agreed to pay a civil penalty of $166,000 and to submit an application to the State of Texas for a RCRA Subpart X permit. The Company and the thermal recycling unit's owner-operating also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued. Based on the CAFO, we recorded a charge of $166,000 during 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations.

In connection with the above matter, the U.S. EPA has also raised concerns regarding potential violations of the Clean Air Act of 1970 ("CAA") at our Texas thermal recycling operation. However, neither the Company nor the thermal recycling unit's owner-operator has received a formal notice of violation from the U.S. EPA. We cannot presently estimate the potential additional liability, if any, related to these potential violations of the CAA and therefore no additional amounts have been recorded in our financial statements related to this matter.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Common Stock Price

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of February 19, 2013 there were approximately 12,378 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2012		2011
	High	Low	High	Low
First Quarter	$21.77	$17.63	$18.21	$15.20
Second Quarter	$22.71	$16.52	$18.50	$15.42
Third Quarter	$21.81	$17.25	$18.85	$15.00
Fourth Quarter	$25.05	$21.00	$19.00	$14.82

Dividend History

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2012		2011
	Per share	Dollars	Per share	Dollars
First Quarter	$0.18	$3,281	$0.18	$3,275
Second Quarter	0.18	3,284	0.18	3,278
Third Quarter	0.18	3,285	0.18	3,279
Fourth Quarter(1)	0.36	6,582	0.18	3,281

Total	$0.90	$16,432	$0.72	$13,113

(1)
On December 12, 2012 the Company announced that it had accelerated the record and payment date of the Company's regular quarterly dividend scheduled for the first quarter of fiscal 2013. The accelerated dividend of $0.18 per share was payable on December 27, 2012, rather than January 25, 2013, to stockholders of record at the close of business on December 20, 2012.

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

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and a waste industry peer group of publicly traded companies for the period from the end of fiscal 2007 to the end of fiscal 2012. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return Among
US Ecology, Inc., NASDAQ Composite Index and Peer Group(1)

Date	US Ecology, Inc.	Nasdaq Composite	Peer Group(2)
December 31, 2007	$100.00	$100.00	$100.00
December 31, 2008	$88.49	$60.07	$105.46
December 31, 2009	$77.61	$86.43	$111.32
December 31, 2010	$82.80	$101.05	$128.37
December 31, 2011	$93.25	$99.23	$127.01
December 31, 2012	$122.17	$115.02	$131.38

(1)
Total return assuming $100 invested on December 31, 2007 and reinvestment of dividends on the day they were paid.

(2)
The peer group consists of Clean Harbors, Inc., Perma-Fix Environmental Services, Inc. and Waste Management Inc.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.    Selected Financial Data

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except per share amounts	2012	2011	2010	2009	2008
Revenue	$169,138	$154,917	$104,836	$132,519	$175,827
Insurance proceeds(1)	—	—	—	661	—
Operating income	40,638	32,365	20,377	23,102	34,521
Foreign currency gain (loss)	1,213	(1,321)	1,819	(37)	3
Income tax expense	16,059	11,437	9,602	9,513	13,735
Net income	25,659	18,370	12,584	13,970	21,498
Earnings per share—basic:	$1.41	$1.01	$0.69	$0.77	$1.18
Earnings per share—diluted:	$1.40	$1.01	$0.69	$0.77	$1.18
Shares used in earnings per share calculation:
Basic	18,238	18,198	18,170	18,146	18,236
Diluted	18,281	18,223	18,189	18,173	18,290
Dividends paid per share	$0.90	$0.72	$0.72	$0.72	$0.66
Total assets	$218,694	$202,588	$217,349	$123,662	$127,445
Working capital(2)	13,021	8,772	18,693	38,830	36,892
Long-term debt	45,000	40,500	63,003	10	21
Stockholders' equity	112,022	100,163	94,712	93,498	91,942
Return on invested capital(3)	14.6%	12.0%	12.7%	14.3%	18.7%

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

US Ecology is a hazardous, polychlorinated biphenyls ("PCB"), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste brokers/aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States.

On October 31, 2010, the Company acquired Stablex Canada Inc. ("Stablex"). Stablex is a provider of hazardous waste services that operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, Canada about 30 miles northwest of Montreal, Québec, Canada.

On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. ("Dynecol"), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million, including net working capital adjustments. The acquisition of Dynecol, subsequently renamed US Ecology Michigan, Inc., strengthens our mid-western and eastern U.S. and Ontario, Canada presence to better serve key North American hazardous waste markets. In addition, US Ecology Michigan, Inc. provides us with an opportunity to win more Event Business (as defined below)

work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers; and attract new customers. Management also believes that the acquisition offers meaningful synergies in combination with our Stablex facility. Revenue from US Ecology Michigan, Inc. after the date of acquisition included in US Ecology's consolidated statements of operations was $6.7 million for the year ended December 31, 2012.

We generate revenue from fees charged to treat and dispose of waste at our six fixed facilities located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. We manage a dedicated fleet of railcars and arrange for the transportation of waste to our facilities. Transportation services contributed significant revenue in recent years. We also utilize this railcar fleet to provide transportation services for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in our treatment and disposal ("T&D") revenue based on service mix and type of business (recurring customer "Base Business" or discrete waste clean-up project "Event Business"). Each of these categories is described in the table below with information on the percentage of total T&D revenues for each category for the years ended December 31, 2012 and 2011.

		% of T&D Revenue(1)(2) for the Years Ended December 31,
Customer Category	Description	2012	2011
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	51%	49%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	18%	15%
Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	12%	9%
Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	9%	11%
Private Clean-up	Private sector clean-up project waste, typically Event Business.	6%	12%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1)
Excludes all transportation service revenue

(2)
Excludes US Ecology Michigan which was acquired on May 31, 2012

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2012, approximately 35% of our T&D revenue, excluding US Ecology Michigan, Inc., was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, real estate redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. As a result of this variability we can experience significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while many large projects are pursued months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal business, is factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue ("gross margin"), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned fleet of 234 gondola railcars, which supplements railcars obtained under operating leases, has reduced our reliance on more costly short-term rentals and ultimately has reduced transportation expenses. These Company-owned railcars also afford us with availability to serve customers during times of high demand.

The increased waste volumes resulting from projects won through this bundled service strategy drive operating leverage and increase profitability. While waste treatment and other variable costs are project-specific, the earnings contribution from individual projects generally increases as overall disposal volumes increase. Management believes that maximizing operating income, net income and earnings per share is a higher priority than maintaining or increasing gross margin. We plan to continue aggressively bidding bundled transportation and disposal services based on this strategy.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may also be bundled with for-profit logistics and field services support work.

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by adverse economic conditions and a tight credit environment. Such conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent our business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. Spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for various reasons.

Overall Performance

On a consolidated basis, our financial performance for the year ended December 31, 2012 ("2012") improved compared to the years ended December 31, 2011 ("2011") and December 31, 2010 ("2010"). A

portion of our disposal revenue is derived from government Event Business clean-up projects which are primarily driven by federal, state/provincial and (to a lesser extent) local government appropriations. Government Event Business projects include federal and state Superfund projects which, like other remediation work, depend on project-specific funding.

We have a contract with the USACE to provide disposal services for the USACE FUSRAP clean-up program that expires in 2013, with an option period for the USACE to extend until 2015. The USACE expects the federal clean-up program, which funds the contract, to continue through approximately 2033. From time to time the USEPA and other federal agencies use our USACE contract to dispose of Superfund and other federal clean-up waste. Annual FUSRAP funding has remained generally constant ranging from $109.0 million to $140.0 million each fiscal year over the last several years but is at risk for future funding cuts. In February 2012, President Obama proposed a fiscal 2013 budget reflecting FUSRAP funding at $104.0 million. In 2012, USACE revenue was approximately 6% of our total revenue or $10.3 million as compared to 7% or $10.5 million and 17% or $17.6 million of our total revenue in 2011 and 2010, respectively. During 2009, we began providing transportation services to the USACE on various projects. T&D revenue from the USACE increased 22% in 2012 as compared with 2011. T&D revenue from the USACE decreased 26% in 2011 as compared with 2010.

We believe that private sector remediation projects are driven by economic conditions, regulatory agency enforcement actions and settlements including regulatory enforcement actions, judicial proceedings, availability of private funds, post-remediation real estate redevelopment plans and other factors. During economic downturns, management believes that privately-funded remediation projects that are not driven by enforcement actions are more likely to be delayed than when the economy is strong. The economic condition of a specific industry (e.g. refinery or steel mill production) is also relevant as is the financial condition of specific customers. We serve multiple private clean-up efforts on an ongoing basis. The revenue and gross margin for individual projects vary considerably depending on the amount of waste shipped to our disposal sites, the rate at which the waste is received and unit pricing.

During 2012, Base Business revenue, excluding US Ecology Michigan, Inc., increased 17% compared to 201. Base Business revenue, excluding US Ecology Michigan, Inc., was approximately 65% of total 2012 T&D revenue, up from 61% in 2011. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

2012 to 2010 year-to-year comparisons are affected by multiple significant events including, but not limited to:

2012 Events

Acquisition of Dynecol, Inc.:    On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. ("Dynecol"), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million. Dynecol was subsequently renamed US Ecology Michigan, Inc. The acquisition impacts the comparability of 2012 with previous years as follows:

  •
  The amounts of revenue and operating loss from US Ecology Michigan, Inc. included in the Company's consolidated statements of operations for the seven months of ownership in 2012 were $6.7 million and $161,000, respectively.

  •
  We incurred $348,000 of business development activities in connection with the US Ecology Michigan, Inc. acquisition primarily for due diligence and business integration purposes.

  •
  We recorded $1.9 million of intangible assets and $1.3 million of goodwill on the Consolidated Balance Sheet as a result of the acquisition. Definite-lived intangibles will be amortized over their estimated useful life ranging from 1 to 15 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

Unrealized Foreign Currency Loss:    In conjunction with our acquisition of Stablex in 2010, we established intercompany loans between Stablex and US Ecology as part of our tax and treasury management strategy. These intercompany loans are payable using Canadian dollars ("CAD") and are subject to mark-to-market adjustments with movements in the CAD relative to the U.S. dollar ("USD"). At December 31, 2012 these intercompany loans totaled $46.7 million. During 2012 the CAD strengthened relative to the USD producing a $1.2 million non-cash foreign currency translation gain in the Company's Consolidated Statement of Operations.

Closure Post Closure Trust Fund Reimbursement:    In 2012, the Company received a $638,000 refund from the State of Nevada closure and post-closure trust fund, which is maintained by the State and funded by the Company to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs to complete closure and post-closure obligations is returned to the Company and included as Revenue in the Consolidated Statement of Operations.

2011 Events

Unrealized Foreign Currency Loss:    In conjunction with our acquisition of Stablex in 2010, we established intercompany loans between Stablex and US Ecology as part of our tax and treasury management strategy. These intercompany loans are payable using Canadian dollars ("CAD") and are subject to mark-to-market adjustments with movements in the CAD relative to the U.S. dollar ("USD"). At December 31, 2011 these intercompany loans totaled $51.7 million. During 2011, the CAD weakened relative to the USD resulting in a $1.3 million non-cash foreign currency translation loss in the Company's Consolidated Statement of Operations.

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

2010 Events

Acquisition of Stablex:    On October 31, 2010, we completed the acquisition of Stablex for $77.5 million. The purchase was completed using $19.7 million of cash and $57.8 million of debt. The acquisition impacts the comparability of 2010 with subsequent years as follows:

  •
  Stablex operations added $5.7 million of total revenue for the two months we owned the operation in 2010.

  •
  We incurred $2.6 million of business development activities in connection with the Stablex acquisition primarily for investment banking fees, due diligence and business integration. Of the $2.6 million in business development costs, only $548,000 was deductible for income tax purposes contributing to an overall 43.3% effective tax rate for 2010.

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

Closure Post Closure Trust Fund Reimbursement:    During the fourth quarter of 2010 the Company received a $1.3 million refund from the State of Nevada closure and post-closure trust fund, which is maintained by the State and funded by the Company to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs to complete closure and post-closure obligations is returned to the Company and included as Revenue in the Consolidated Statement of Operations.

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

Results of Operations

The table below summarizes our operating results and percentage of revenues for the years ended December 31, 2012, 2011 and 2010.

$s in thousands	2012	%	2011	%	2010	%
Revenue	$169,138	100.0%	$154,917	100.0%	$104,836	100.0%
Direct operating costs	79,177	46.8%	73,758	47.6%	45,391	43.3%
Transportation costs	23,664	14.0%	27,292	17.6%	20,434	19.5%

Gross profit	66,297	39.2%	53,867	34.8%	39,011	37.2%
Selling, general and administrative expenses	25,659	15.2%	21,502	13.9%	18,634	17.8%

Operating income	40,638	24.0%	32,365	20.9%	20,377	19.4%
Other income (expense)
Interest income	17		26		51
Interest expense	(878)	-0.5%	(1,604)	-1.0%	(320)	-0.2%
Foreign currency gain (loss)	1,213	0.7%	(1,321)	-0.9%	1,819	1.8%
Other	728	0.4%	341	0.2%	259	0.2%

Total other income (expense)	1,080	0.6%	(2,558)	-1.7%	1,809	1.8%
Income before income tax	41,718	24.7%	29,807	19.2%	22,186	21.2%
Income tax expense	16,059	9.5%	11,437	7.4%	9,602	9.2%

Net income	$25,659	15.2%	$18,370	11.9%	$12,584	12.0%

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

2012 Compared to 2011

Revenue.    Revenue increased 9% to $169.1 million in 2012, up from $154.9 million in 2011. This increase reflects a 13% increase in T&D revenue and a 9% decrease in transportation service revenue in 2012 compared to 2011. The decrease in transportation service revenue was due to fewer Event Business projects utilizing the Company's transportation and logistics services.

US Ecology Michigan, Inc., acquired May 31, 2012, contributed $6.7 million of total revenue during the seven months we owned the operation in 2012. Revenue from US Ecology Michigan, Inc. is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During 2012, the Company recorded revenue of $638,000 related to refunds from the State of Nevada closure and post-closure trust fund maintained by the State to cover closure and post-closure obligations of the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs is refunded to the Company. In 2011, the Company received $1.3 million in refunds from the State of Nevada post-closure trust fund.

During 2012, we disposed of 1.0 million tons of hazardous and radioactive waste, down 6% from 1.1 million tons disposed in 2011. Our average selling price for treatment and disposal services (excluding transportation) in 2012 was 21% higher than our average selling price in 2011. The decline in volume and pricing improvement primarily reflects the high-volume low unit price waste received in 2011 from the GE Hudson River cleanup project.

During 2012, T&D revenue from recurring Base Business customers was 17% higher than 2011 and comprised 65% of T&D revenue. This compared to 61% of T&D revenue in 2011. As discussed further below, this increase primarily reflects higher broker and other industry Base Business T&D revenue, partially offset by lower refinery Base Business T&D revenue.

Event Business revenue in 2012 decreased 2% compared to 2011 and was 35% of T&D revenue in 2012. This compares to 39% of T&D revenue in 2011. As discussed further below, this decrease primarily reflects lower private clean-up and broker Event Business T&D revenue, partially offset by higher government Event Business T&D revenue.

The following table summarizes revenue growth (both Base Business and Event Business) by industry customer type for 2012 as compared to 2011.

T&D Revenue Growth 2012 vs. 2011
Government	59%
Other industry	28%
Broker	13%
Rate regulated	0%
Refinery	-5%
Private	-46%

Government clean-up business revenue increased 59% in 2012 compared to 2011 due to higher shipments from the USACE and a new military base clean-up project in 2012. Event Business under our USACE contract contributed $10.3 million, or 6%, of total revenue in 2012 compared to $10.5 million, or 7%, of total revenue in 2011. USACE T&D revenue increased 22% in 2012 compared with 2011 due to project-specific timing at multiple USACE clean-up sites. The increase in USACE T&D revenue was more than offset by a 48% decrease in USACE transportation revenue in 2012 compared with 2011. This was due to project-specific transportation arrangements at multiple USACE clean-up sites. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the year.

Our other industry revenue category increased 28% in the 2012 compared to 2011 on strong shipments from the broadly diversified group of industrial customers we serve.

Our broker business increased 13% in the 2012 compared to 2011. This increase was the result of shipments across our broad range of government and industry waste generators directly served by our multiple broker customers including higher volumes of brokered thermal recycling projects.

T&D revenue from our refinery customers decreased 5% in 2012 compared to 2011. This decrease primarily reflects lower volumes partially offset by improved pricing on thermal recycling projects.

T&D revenue from private clean-up customers decreased 46% in 2012 compared to 2011. This decrease primarily reflects shipments from the GE Hudson River project in 2011 that were not fully replaced in 2012.

Gross Profit.    In 2012, gross profit increased 23% to $66.3 million, up from $53.9 million in 2011. This increase primarily reflects higher average selling prices offsetting lower volumes of waste disposed in 2012 compared to 2011. Gross margin was 39% in 2012, up from 35% in 2011. T&D gross margin was 46% in 2012, up from 43% in 2011. The increase in gross margin and T&D gross margin primarily reflects increased average selling prices on lower volumes resulting in a more favorable service mix. The increase was also partially attributable to lower costs for chemical reagents used to treat waste prior to disposal in 2012 compared to 2011.

Selling, General and Administrative ("SG&A").    As a percentage of total revenue, SG&A expenses increased to 15% in 2012 compared to 14% in 2011. SG&A expenses for 2012 were $25.7 million, up from $21.5 million in 2011. The increase is primarily attributable to higher payroll-related costs, including variable incentive compensation resulting from stronger financial performance, higher business development costs, severance costs related to a senior management reorganization in October 2012 and higher other general administrative costs associated with increased levels of business activity in 2012 compared to 2011.

Interest expense.    Interest expense for 2012 was $878,000, down from $1.6 million for 2011, primarily reflecting lower debt levels and lower interest rates in 2012.

Foreign Currency Gain (Loss).    We recognized a $1.2 million non-cash foreign currency gain in 2012 compared with a $1.3 million non-cash foreign currency loss in 2011. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2012, we had $46.7 million of intercompany loans subject to currency revaluation.

Other income.    Other income includes non-operating business activities and unusual revenue and expenses. Other income for 2012 was $728,000 compared with $341,000 for 2011. The increase primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during 2012.

Income tax expense.    Our effective income tax rate for 2012 was 38.5% compared to 38.4% in 2011. As of December 31, 2012, we had approximately $109.8 million in state net operating loss carry forwards ("NOLs") for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business or where we do not expect to generate future taxable income. We consider it unlikely that we will utilize these NOLs in the future. As of December 31, 2012 we had unrecognized tax benefits of $438,000 that, if recognized, would favorably affect the effective tax rate. As of December 31, 2012, we have recorded $29,000 of interest expense associated with this unrecognized tax benefit.

2011 Compared to 2010

Revenue.    Revenue increased 48% to $154.9 million in 2011, up from $104.8 million in 2010. This increase reflects a 51% increase in T&D revenue and a 34% increase in transportation service revenue compared to 2010. Total revenue growth in 2011 reflects $36.5 million from Stablex, which was acquired on October 31, 2010. Excluding Stablex, 2011 T&D revenue grew 21% as compared to 2010. Transportation service revenue grew 13% as compared to 2010.

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

During 2011, we disposed of 1.1 million tons of hazardous and radioactive waste, up 52% from 723,000 tons disposed in 2010. Excluding Stablex, volumes increased 31% in 2011 compared to 2010. Our average selling price for treatment and disposal services (excluding transportation) in 2011 was 1% higher than our average selling price in 2010. This increase reflects a slightly more favorable service mix across all operations.

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

The following table summarizes revenue growth (both Base Business and Event Business) by industry customer type for 2011 compared to 2010.

T&D Revenue Growth 2011 vs. 2010
Private	114%
Other industry	89%
Broker	79%
Refinery	38%
Rate regulated	0%
Government	-35%

Including Stablex, T&D revenue from private clean-up customers for 2011 increased 114% compared to 2010. Excluding Stablex, revenue from private clean-up customers increased 94% in 2011 compared to 2010. This increase is due to increased waste volumes from private remediation projects in 2011 that did not ship in 2010.

Including Stablex, our other industry revenue category increased 89% in 2011 compared to 2010. Excluding Stablex, other industry revenue increased 25% in 2011 compared to 2010.

Including Stablex, broker business increased 79% in 2011 compared to 2010. Excluding Stablex, broker business increased 32% in 2011 compared to 2010. This reflects shipments from a brokered chemical demilitarization project and higher shipments across a broad range of customers and industries.

Including Stablex, T&D revenue from our refinery customers increased 38% in 2011 compared to 2010. Excluding Stablex, T&D revenue from our refinery customers increased 31% in 2011 on higher volumes and improved pricing on thermal recycling projects.

Growth in our rate-regulated business at our Richland, Washington low-level radioactive waste facility was flat in 2011 compared to 2010 consistent with our current State-approved revenue requirement.

Government clean-up business revenue decreased 35% in 2011 compared to 2010. This decrease primarily reflects a 2010 field services contract where we provided logistics and brokered disposal services to an alternative disposal facility, and lower USACE shipments in 2011. Event Business under our USACE contract contributed $10.5 million, or 7% of total revenue in 2011 compared to $17.6 million, or 17%, of total revenue in 2010. Excluding transportation revenue, T&D revenue from the USACE decreased 26% in 2011 compared to 2010. Project-specific timing at multiple USACE clean-up sites caused this decrease. Each USACE site typically is remediated over multiple years in discretely funded project phases that may involve different types of waste being shipped to one or more disposal companies. These phases vary by type and amount of waste shipped and duration. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during 2011.

Gross Profit.    In 2011, gross profit increased 38% to $53.9 million, up from $39.0 million in 2010. Gross margin was 35% in 2011, down from 37% in 2010. T&D gross margin was 43% in 2011, down from 47% in 2010. This decrease primarily reflects the addition of Stablex and growth in our thermal recycling business, both of which have lower gross margins than our other operations. Excluding Stablex, T&D gross margin was 50% in 2011, up slightly from 49% in 2010.

Selling, General and Administrative ("SG&A").    SG&A expenses for 2011 were $21.5 million, up from $18.6 million in 2010. As a percentage of total revenue, SG&A decreased to 14% in 2011 compared to 18% in 2010. In total dollars, SG&A expense increased $2.9 million in 2011 compared to 2010. This increase reflects $4.4 million of SG&A expenses related to Stablex operations in 2011 compared to $746,000 in 2010. This increase was partially offset by $2.6 million in business development costs, including transaction expenses associated with the acquisition of Stablex and other business development activities in 2010 that did not recur in 2011.

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

Foreign Currency Gain (Loss).    In 2011 we recognized a $1.3 million non-cash foreign currency loss compared to a non-cash foreign currency gain of $1.8 million in 2010. Foreign currency gain (loss) reflects changes in business activity conducted in a currency other than the USD, our functional currency. In 2010, we acquired Stablex, a Canadian company, whose functional currency is the CAD. As part of a tax and treasury management strategy we established intercompany loans of $49.4 million between our parent company, US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD. This requires us to revalue the outstanding loan balance through our statement of operations based on USD/CAD currency movements from period to period. During 2011, the CAD weakened relative to the USD, resulting in a $1.3 million non-cash foreign currency translation loss in the Company's Consolidated Statement of Operations. During 2010 the CAD strengthened relative to the USD, resulting in a non-cash foreign currency translation gain. In 2010, in preparation for the purchase of Stablex, we also entered into a forward contract to purchase $80.0 million CAD to fund the purchase. Favorable currency movements in the CAD relative to the USD between the date we locked in the forward contract rate and the date of the Stablex acquisition resulted in foreign currency gains of approximately $728,000 that were recognized in the Company's Consolidated Statement of Operations for 2010.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At December 31, 2012, we had $2.1 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest, and principal payments and continue paying dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating and investing cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities.    In 2012, net cash provided by operating activities was $35.2 million. This primarily reflects net income of $25.7 million, non-cash depreciation, amortization and accretion of $16.8 million and an increase in accrued salaries and benefits of $1.9 million, partially offset by a decrease in accrued closure and post-closure obligations of $2.3 million, a decrease in accounts payable and accrued liabilities of $2.2 million, an increase in receivables of $1.9 million and unrealized non-cash foreign currency gains of $1.4 million. Impacts on 2012 net income are due to the factors discussed above under Results of Operations. The increase in accrued salaries and benefits is primarily attributable to an increase in incentive compensation. The decrease in accrued closure and post-closure liabilities is primarily attributable to cash payments during 2012 for disposal cell capping at our Robstown, Texas and Blainville, Québec, Canada facilities. The decrease in accrued liabilities is primarily attributable to the payment of fiscal year 2011 accrued customer refunds related to our rate-regulated business in Richland, Washington. The increase in receivables is primarily attributable to the timing of customer payments. Days sales outstanding was 61 days as of December 31, 2012, compared to 66 days as of December 31, 2011. The non-cash foreign currency gain reflects a stronger CAD relative to the USD in 2012.

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

In 2010, net cash provided by operating activities was $14.9 million. This reflects net income of $12.6 million, non-cash depreciation, amortization and accretion of $9.1 million, increases in our income taxes payable of $2.4 million, increases in our working capital liabilities such as accounts payable, accrued liabilities, accrued salaries and benefits totaling $2.3 million and non-cash stock based equity awards of $988,000. Partially offsetting these sources of cash were increases in accounts receivable of $11.3 million and unrealized non-cash foreign currency gains of $1.2 million. Impacts on net income are due to the factors discussed above for 2010 under Results of Operations. The increase in income taxes payable reflects improved fourth quarter pre-tax results in 2010. The increase in our working capital liability accounts also reflects the higher level of business activity in the fourth quarter of 2010 along with higher incentive compensation. The increase in receivables is primarily attributable to increased business activity in November and December of 2010. Days sales outstanding improved to 65 days at December 31, 2010, down from 68 days at December 31, 2009. The non-cash foreign currency gain reflects a strengthening CAD relative to the USD on intercompany notes established as part of the Stablex acquisition.

Investing Activities.    In 2012, net cash used in investing activities was $26.3 million, primarily attributable to capital expenditures of $15.8 million and the acquisition of US Ecology Michigan, Inc. for $10.7 million, net of cash acquired. Significant capital projects included construction of additional disposal capacity at our Grand View, Idaho and Blainville, Québec, Canada locations and equipment purchases and infrastructure upgrades at all of our operating disposal facilities.

In 2011, net cash used in investing activities was $10.0 million, primarily attributable to capital expenditures. Capital expenditures in 2011 reflect $1.8 million in infrastructure investments and facility upgrades at our Robstown, Texas, Grand View, Idaho and Beatty, Nevada facilities and $1.4 million to construct additional disposal capacity at our Beatty, Nevada and Stablex facilities. Other capital projects included equipment purchases and infrastructure upgrades at all of our operating disposal facilities.

In 2010, net cash used in investing activities was $89.5 million. Significant transactions affecting cash used in investing activities during 2010 include our purchase of Stablex for $77.4 million net of cash acquired, and capital expenditures of $14.2 million. Partially offsetting these uses of cash were net maturities of short-term investments of $1.4 million and $685,000 in cash received from our restricted cash trust funds. Capital expenditures in 2010 included additional infrastructure investments of $6.0 million to construct a new treatment and storage facility in Robstown, Texas, $2.9 million to construct additional disposal capacity at our Robstown, Texas, and Beatty, Nevada facilities and $859,000 to complete construction of a new storage and processing facility at Stablex. Other capital projects included equipment purchases and infrastructure upgrades at all of our operating disposal facilities.

Financing Activities.    For 2012, net cash used in financing activities was $11.2 million, consisting primarily of $16.4 million of dividends paid to our stockholders (including a one-time accelerated quarterly dividend payment in December 2012), partially offset by net borrowings under the Credit Agreement of $4.5 million incurred primarily to finance the US Ecology Michigan, Inc. acquisition and fund working capital requirements.

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

On October 29, 2010, we entered into a credit agreement with Wells Fargo which provided for an aggregate commitment from Wells Fargo of $95.0 million (the "Credit Agreement"). The Credit Agreement provides for a $20.0 million revolving line of credit (the "Revolving Line of Credit") with a maturity date of June 15, 2013 and a $75.0 million reducing revolving line of credit (the "Reducing Revolving Line of Credit") with a maturity date of November 1, 2015.

Revolving Line of Credit.    The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the "Commitment Amount"). Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2012, the effective interest rate on the Revolving Line of Credit was 1.46%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2012 there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit.    The Reducing Revolving Line of Credit provided an initial commitment amount of $75.0 million (the "Reducing Revolving Commitment Amount"). Proceeds from the Reducing Revolving Line of Credit were used to acquire all of the shares of Stablex in 2010 and to acquire Dynecol in 2012, with the remaining borrowings available under the Reducing Revolving Line of Credit used to provide financing for working capital needs. The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2012, the effective interest rate of the Reducing Revolving Line of Credit was 1.46%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2012, there was $45.0 million outstanding on the Reducing Revolving Line of Credit with availability for additional borrowings of $10.5 million.

On January 30, 2013, the Credit Agreement with Wells Fargo was amended to extend the maturity date of the Revolving Line of Credit and increase the Reducing Revolving Commitment Amount. Under terms of the amended Credit Agreement, the maturity date of the Revolving Line of Credit was extended from June 15, 2013 to November 1, 2015 and the Reducing Revolving Commitment Amount was increased to $75.0 million through March 30, 2013, reducing by $2.8 million on the last day of each June, September, December and March beginning March 31, 2013, continuing through November 1, 2015.

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

At December 31, 2012, we were in compliance with all of the financial covenants in the Credit Agreement.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology's contractual obligations at December 31, 2012 mature as follows:

	Payments Due by Period
$s in thousands	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Closure and post-closure obligations(1)	$107,931	$2,028	$743	$7,113	$98,047
Operating lease commitments	972	523	385	55	9
Reducing revolving credit facility(2)	45,000	580	44,420	—	—
Interest expense(3)	1,608	656	952	—	—

Total contractual obligations(4)	$155,511	$3,787	$46,500	$7,168	$98,056

(1)
For the purposes of the table above, our closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2)
Under the terms of the Credit Agreement, the original $75.0 million reducing revolving credit facility commitment amount reduces by $2.8 million per quarter on the last day of June, September, December and March commencing on June 30, 2011. For the purposes of the table above, principal repayments begin when the commitment amount is lower than the $45.0 million outstanding at December 31, 2012 and reduce $2.8 million per quarter thereafter until the agreement expires on November 1, 2015. On January 30, 2013, the Credit Agreement with Wells Fargo was amended to increase the reducing revolving credit facility commitment amount to $75.0 million through March 30, 2013, reducing by $2.8 million on the last day of each June, September, December and March beginning March 31, 2013, continuing through November 1, 2015. As a result of the amendment, payments due in 2013 per the table above that would have been classified as current under terms of the original agreement prior to the amendment have been reclassified to long-term in the Consolidated Balance Sheet as of December 31, 2012.

(3)
Interest expense has been calculated using the effective interest rate of 1.46% in effect at December 31, 2012 in accordance with the Credit Agreement. This rate is assumed throughout the duration of the term of the Credit Agreement and reflects assumed principal reductions consistent with disclosures in footnote (2) above.

(4)
As we are not able to reasonably estimate when we would make any cash payments to settle unrecognized tax benefits of $438,000, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $29,000 relating to such unrecognized tax benefits but have not included such amounts in the table above.

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

Environmental Matters

We maintain funded trusts agreements, surety bonds and insurance policies for future closure and post-closure obligations at both current and formerly operated disposal facilities. These funded trust agreements, surety bonds and insurance policies are based on management estimates of future closure and post-closure monitoring using engineering evaluations and interpretations of regulatory requirements which are periodically updated. Accounting for closure and post-closure costs includes final disposal cell capping, soil and groundwater monitoring and routine maintenance and surveillance required after a site is closed.

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $107.9 million at December 31, 2012, with a median payment year of 2057. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations and permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2012. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2012, our weighted-average credit-adjusted risk-free interest rate was 7.7%. For financial reporting purposes, our recorded closure and post-closure obligations were $17.4 million and $17.3 million as of December 31, 2012 and 2011, respectively.

Through December 31, 2012, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities were renewed in December 2012 and expire in December 2013 for our U.S. operating facilities. We continue to use self-funded trust accounts for our closure and post-closure obligations at our non-operating sites. We use commercial surety bonds for our Stablex operation that were renewed in November 2012 and expire in November 2013.

US Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our U.S. operating facilities located in Grand View, Idaho; Robstown, Texas; and to a limited degree our Beatty, Nevada facility through the use of third-party insurance policies. These policies expire in December 2013. The insurance policies require that we provide collateral of $4.0 million (adjusted based on policy levels) through the policy term. As of December 31, 2012, we have satisfied this requirement through the issuance of a $4.0 million letter of credit under our Credit Agreement. Our total policy limits are approximately $43.0 million.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the state. Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post-closure obligations.

We continue to use self-funded trust accounts for our post-closure obligations at our non-operating sites located in Sheffield, Illinois and Winona, Texas. At December 31, 2012 our trust accounts had $4.1 million for our closure and post-closure obligations and are identified as "Restricted Cash" on our consolidated balance sheet.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2012 we had $897,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November 2012 and expire November 2013. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Seasonal Effects

Market conditions and federal funding decisions generally have a larger effect on revenue than does seasonality. Operating revenue is generally lower in the winter months, however, and increases when short-term, weather-influenced clean-up projects are more frequently undertaken. While large, multi-year clean-up projects tend to continue in winter months, the pace of waste shipments may be slowed or temporarily delayed due to weather.

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

Our Richland, Washington disposal facility is regulated by the WUTC, which approves our rates for disposal of LLRW. Annual revenue levels are established based on a six-year rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2012 began on January 1, 2008, and expires on January 1, 2014.

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

The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. Cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an inflation rate, estimated at December 31, 2012 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2012 approximated 7.7%. Final closure and post-closure monitoring obligations are currently estimated as being paid through the year 2105. During 2012, we updated several assumptions. This included the estimated cost of closing disposal cells. These updates resulted in a net increase to our closure post-closure obligation of $1.0 million, an increase of $921,000 in retirement assets and $115,000 recorded as a charge to other direct costs.

Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $4.1 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $1.9 million.

Goodwill and Intangible Assets

We assess goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or operating losses at the reporting unit. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Our reporting units are our six Operating Disposal Facilities located in Beatty, Nevada; Richland, Washington; Robstown, Texas;

Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. As of December 31, 2012, the Company's goodwill balance is comprised of $21.8 million recorded within our Blainville, Québec, Canada reporting unit and $1.3 million within in our Detroit, Michigan reporting unit.

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

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2012 indicated no goodwill impairment charges were required for our Blainville, Québec, Canada facility or our Detroit, Michigan facility. The estimated fair value of our Blainville, Québec facility exceeded the carrying value by more than 30% and the estimated fair value of our Detroit, Michigan facility was not below the carrying value.

We review intangible assets with indefinite useful lives for impairment during the fourth quarter of each year. We also review both indefinite-lived and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the assets may not be recoverable occurred.

No events or circumstances occurred during 2012 that would indicate that our intangible assets may be impaired, therefore no impairment tests were performed during 2012 other than the annual assessment conducted in the fourth quarter of every year.

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

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 15 to the consolidated financial statements included in this Form 10-K for a summary of the assumptions utilized in 2012, 2011 and 2010. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach whereby we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires our judgment and the use of estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2012, we have deferred tax assets totaling approximately $7.6 million, a valuation allowance of $5.5 million and deferred tax liabilities totaling approximately $19.0 million.

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

Litigation

We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2012, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2012, we had $45.0 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 1.46%. If interest rates were to rise we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $45.0 million under our Credit Agreement at December 31, 2012, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $450,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During 2012, Stablex transacted approximately 39% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2012 we had $46.7 million of intercompany loans outstanding between Stablex and US Ecology. During 2012 the CAD strengthened as compared to the USD resulting in a $1.2 million foreign currency translation gain recognized in the Company's Consolidated Statement of Operations related to the intercompany loans. Based on intercompany balances as of December 31, 2012 a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2012 would have generated a gain or loss of approximately $467,000 for the year ended December 31, 2012.

We had a total pre-tax foreign currency gain of $1.2 million for the year ended December 31, 2012. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company's risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

As described in Management's Annual Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at US Ecology Michigan, Inc., which was acquired on May 31, 2012 and whose financial statements constitute approximately 5% of total assets and 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at US Ecology Michigan, Inc.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Ecology, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2012 due to the adoption of FASB Accounting Standards update No 2011-05, Comprehensive Income, Topic 220: Presentation of Comprehensive Income.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
March 1, 2013

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$2,120	$4,289
Receivables, net	33,947	29,818
Prepaid expenses and other current assets	3,161	2,185
Income taxes receivable	—	181
Deferred income taxes	1,276	964

Total current assets	40,504	37,437
Property and equipment, net	109,792	99,975
Restricted cash	4,111	4,115
Intangible assets, net	40,771	39,238
Goodwill	23,105	21,200
Other assets	411	623

Total assets	$218,694	$202,588

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable	$6,333	$4,669
Deferred revenue	3,919	3,574
Accrued liabilities	7,322	10,569
Accrued salaries and benefits	7,570	5,382
Income taxes payable	426	1,510
Current portion of closure and post-closure obligations	1,913	2,890
Current portion of long-term debt	—	71

Total current liabilities	27,483	28,665
Long-term closure and post-closure obligations	15,449	14,448
Reducing revolving line of credit	45,000	40,500
Other long-term liabilities	114	150
Unrecognized tax benefits	467	454
Deferred income taxes	18,159	18,208

Total liabilities	106,672	102,425
Commitments and contingencies
Stockholders' Equity:
Common stock $0.01 par value, 50,000 authorized; 18,385 and 18,320 shares issued, respectively	184	183
Additional paid-in capital	63,969	62,455
Retained earnings	48,424	39,197
Treasury stock, at cost, 71 and 93 shares, respectively	(1,183)	(1,555)
Accumulated other comprehensive income (loss)	628	(117)

Total stockholders' equity	112,022	100,163

Total liabilities and stockholders' equity	$218,694	$202,588

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Revenue	$169,138	$154,917	$104,836
Direct operating costs	79,177	73,758	45,391
Transportation costs	23,664	27,292	20,434

Gross profit	66,297	53,867	39,011
Selling, general and administrative expenses	25,659	21,502	18,634

Operating income	40,638	32,365	20,377
Other income (expense):
Interest income	17	26	51
Interest expense	(878)	(1,604)	(320)
Foreign currency gain (loss)	1,213	(1,321)	1,819
Other	728	341	259

Total other income (expense)	1,080	(2,558)	1,809
Income before income taxes	41,718	29,807	22,186
Income tax expense	16,059	11,437	9,602

Net income	$25,659	$18,370	$12,584

Earnings per share:
Basic	$1.41	$1.01	$0.69
Diluted	$1.40	$1.01	$0.69
Shares used in earnings per share calculation:
Basic	18,238	18,198	18,170
Diluted	18,281	18,223	18,189
Dividends paid per share	$0.90	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Net income	$25,659	$18,370	$12,584
Other comprehensive income (loss):
Foreign currency translation gain (loss)	745	(793)	676

Comprehensive income	$26,404	$17,577	$13,260

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$25,659	$18,370	$12,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,916	13,933	7,750
Amortization of intangible assets	1,469	1,419	231
Accretion of closure and post-closure obligations	1,367	1,292	1,137
Unrealized foreign currency loss (gain)	(1,400)	1,324	(1,205)
Deferred income taxes	(711)	(1,095)	(286)
Share-based compensation expense	846	837	988
Unrecognized tax benefits	13	454	—
Net loss on sale of property and equipment	13	187	171
Investment premium amortization	—	—	20
Accretion of interest income	—	—	(2)
Changes in assets and liabilities (net of effect of business acquisitions):
Receivables	(1,850)	3,593	(11,278)
Income taxes receivable	187	(188)	—
Other assets	(677)	715	(618)
Accounts payable and accrued liabilities	(2,172)	2,880	1,702
Deferred revenue	(50)	(21)	339
Accrued salaries and benefits	1,929	1,389	1,141
Income taxes payable	(1,083)	(1,106)	2,413
Closure and post-closure obligations	(2,282)	(792)	(158)

Net cash provided by operating activities	35,174	43,191	14,929
Cash flows from investing activities:
Purchases of property and equipment	(15,766)	(10,096)	(14,190)
Business acquisitions (net of cash acquired)	(10,743)	—	(77,427)
Proceeds from sale of property and equipment	198	98	58
Purchases of short-term investments	—	—	(4,998)
Maturities of short-term investments	—	—	6,375
Restricted cash	5	—	685

Net cash used in investing activities	(26,306)	(9,998)	(89,497)
Cash flows from financing activities:
Payments on reducing revolving line of credit	(21,500)	(39,400)	—
Proceeds from reducing revolving line of credit	26,000	16,900	63,000
Dividends paid	(16,432)	(13,113)	(13,090)
Proceeds from exercise of stock options	1,035	142	46
Other	(303)	307	(1)
Deferred financing costs paid	—	—	(373)

Net cash (used in) provided by financing activities	(11,200)	(35,164)	49,582
Effect of foreign exchange rate changes on cash	163	(82)	(19)
Decrease in cash and cash equivalents	(2,169)	(2,053)	(25,005)
Cash and cash equivalents at beginning of year	4,289	6,342	31,347

Cash and cash equivalents at end of year	$2,120	$4,289	$6,342

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	18,305,614	183	61,459	34,446	(2,590)	—	93,498
Net income	—	—	—	12,584	—	—	12,584
Foreign currency translation	—	—	—	—	—	676	676
Dividend paid	—	—	—	(13,090)	—	—	(13,090)
Tax benefit of equity based awards	—	—	10	—	—	—	10
Share-based compensation	—	—	988	—	—	—	988
Stock option exercises	5,000	—	46	—	—	—	46
Issuance of restricted common stock from treasury shares	—	—	(611)	—	611	—	—

Balance at December 31, 2010	18,310,614	183	61,892	33,940	(1,979)	676	94,712
Net income	—	—	—	18,370	—	—	18,370
Foreign currency translation	—	—	—	—	—	(793)	(793)
Dividend paid	—	—	—	(13,113)	—	—	(13,113)
Tax benefit of equity based awards	—	—	8	—	—	—	8
Share-based compensation	—	—	837	—	—	—	837
Stock option exercises	9,600	—	142	—	—	—	142
Issuance of restricted common stock from treasury shares	—	—	(424)	—	424	—	—

Balance at December 31, 2011	18,320,214	183	62,455	39,197	(1,555)	(117)	100,163
Net income	—	—	—	25,659	—	—	25,659
Foreign currency translation	—	—	—	—	—	745	745
Dividend paid	—	—	—	(16,432)	—	—	(16,432)
Tax benefit of equity based awards	—	—	6	—	—	—	6
Share-based compensation	—	—	846	—	—	—	846
Stock option exercises	65,048	1	1,034	—	—	—	1,035
Issuance of restricted common stock from treasury shares	—	—	(372)	—	372	—	—

Balance at December 31, 2012	18,385,262	$184	$63,969	$48,424	$(1,183)	$628	$112,022

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

Our principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas, Inc., a Delaware corporation; US Ecology Washington, Inc., a Delaware corporation; US Ecology Idaho, Inc., a Delaware corporation; US Ecology Michigan, Inc., a Michigan corporation and Stablex Canada, Inc., a Canadian corporation.

We operate within two segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facilities are currently accepting hazardous, PCB, industrial and low-level radioactive waste regulated under the federal Atomic Energy Act ("LLRW"), naturally occurring and accelerator produced radioactive materials ("NORM/NARM") and low-activity radioactive material ("LARM"). The Operating Disposal Facilities segment includes our Resource Conservation and Recovery Act of 1976 ("RCRA") permitted waste treatment and disposal facilities near Beatty, Nevada; Grand View, Idaho; Detroit, Michigan; and Robstown, Texas, our Atomic Energy Act of 1954 as amended ("AEA") permitted disposal facility near Richland, Washington and our Blainville, Québec, Canada facility ("Stablex").

The Non-Operating Disposal Facilities segment includes our closed hazardous waste disposal, processing, and deep-well injection facilities located in Sheffield, Illinois; Bruneau, Idaho; and Winona, Texas. We currently incur costs for remediation and long-term monitoring and maintenance obligations at our closed facilities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements are prepared on a consolidated basis. All significant inter-company balances and transactions have been eliminated in consolidation. Our year-end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts and short-term investments with remaining maturities of 90 days or less at the date of acquisition.

Financial Instruments

Cash on deposit, short-term investments, accounts receivable, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments. The carrying amount of our long-term debt approximates fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Receivables

Receivables are stated at an amount management expects to collect. Based on management's assessment of the credit history of the customers having outstanding balances and factoring in current economic conditions, management has concluded that potential unidentified losses on balances outstanding at year-end will not be material.

Restricted Cash

Restricted cash balances of $4.1 million at December 31, 2012 and 2011 represent funds held in third- party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. Restricted cash balances are maintained by third-party trustees and are invested in money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical assets.

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

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission ("WUTC"), which approves our rates for disposal of LLRW. Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation, including facility maintenance, equipment replacement and related costs, and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The rate agreement in effect for 2011 began on January 1, 2008 and expires on January 1, 2014. The WUTC process to establish rates for the succeeding rate period is underway.

Unbilled Receivables

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2012, were billed in the following month.

Deferred Revenue

Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $4.6 million, $3.7 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We assume no salvage value for our depreciable fixed assets. The estimated useful lives for significant property and equipment categories are as follows:

Useful Lives
Vehicles and other equipment	3 to 10 years
Disposal facility and equipment	3 to 20 years
Buildings and improvements	5 to 40 years
Railcars	40 years

Disposal Cell Accounting

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

We have material financial commitments for closure and post-closure obligations for certain facilities we own or operate. We estimate future cost requirements for closure and post-closure monitoring based on RCRA and conforming state requirements and facility permits. RCRA requires that companies provide the responsible regulatory agency acceptable financial assurance for closure work and subsequent post-closure

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

monitoring of each facility for 30 years following closure. Estimates for final closure and post-closure costs are developed using input from our technical and accounting managers as well as independent engineers and are reviewed by management at least annually. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations, through the required post-closure care period. The present value of the estimated closure and post-closure costs are accreted using the interest method of allocation to direct costs in our consolidated statement of operations so that 100% of the future cost has been incurred at the time of payment.

Business Combinations

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

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is assessed for impairment annually in the fourth quarter and also if an event occurs or circumstances change that may indicate a possible impairment. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made. Goodwill was recognized in connection with our May 31, 2012 acquisition of Dynecol and our October 31, 2010 acquisition of Stablex (See Note 8).

Intangible Assets

Intangible assets are stated at the fair value assigned in a business combination net of amortization. We amortize our definite-lived intangible assets using the straight-line method over their estimated economic lives ranging from 1 to 33 years. We review intangible assets with indefinite useful lives for impairment during the fourth quarter of each year. We also review both indefinite-lived and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment facility development costs and definite-lived intangible assets. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit had indications of possible impairment, such as current operating losses, we would evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations over the remaining amortization period. If an impairment loss were to exist, the carrying amount of the related long-lived assets would be reduced to their estimated fair value based upon discounted cash flows from operations.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

Deferred financing costs are amortized over the life of our Credit Agreement. Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations. We had deferred financing costs of $203,000 and $235,000, net of amortization in Prepaid expenses and other current assets and Other assets on the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Foreign Currency

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

Income Taxes

Income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance

Accrued costs for our self-insured health care coverage were $483,000 and $212,000 at December 31, 2012 and 2011, respectively.

Earnings Per Share

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

Treasury Stock

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, requiring an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company adopted this ASU in fiscal year 2012 and elected to present the components of net income and other comprehensive income in two separate but consecutive statements.

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

  •
  Business Acquisitions—The Company records assets and liabilities of the acquired business, including goodwill, generally at their fair values. Acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.

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

  •
  Intangible Assets—We review intangible assets with indefinite useful lives for impairment during the fourth quarter of each year. We also review both indefinite-lived and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets.

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

NOTE 4. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2012	2011	2010
Income taxes and interest paid:
Income taxes paid, net of receipts	$17,676	$13,360	$7,419
Interest paid	791	1,277	178
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	921	93	957
Capital expenditures in accounts payable	762	776	1,805
Restricted stock issuances from treasury shares	372	424	611

The Company acquired Dynecol on May 31, 2012 for $10.8 million. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was as follows:

$s in thousands	Purchase Price Allocation
Assets acquired	$10,706
Liabilities assumed	(1,268)

Total identifiable net assets	9,438
Goodwill	1,327

Total purchase price	$10,765

The Company acquired Stablex on October 31, 2010 for $77.5 million. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was as follows:

$s in thousands	Purchase Price Allocation
Assets acquired	$77,594
Liabilities assumed	(21,372)

Total identifiable net assets	56,222
Goodwill	21,272

Total purchase price	$77,494

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2012 or 2011. For the year ended December 31, 2010, the U.S. Army Corps of Engineers accounted for 17% of total revenue. No other customer accounted for more than 10% of total revenue for the year ended December 31, 2010.

No customer accounted for more than 10% of total trade receivables as of December 31, 2012. General Electric, Inc. accounted for approximately 18% of total trade receivables as of December 31, 2011. No other customers accounted for more than 10% of total trade receivables as of December 31, 2011.

Credit Risk Concentration

We maintain most of our cash with nationally recognized financial institutions like Wells Fargo Bank, National Association ("Wells Fargo"). Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

Labor Concentrations

As of December 31, 2012, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represented 11 employees at our Richland facility and the Communications, Energy and Paperworkers Union of Canada represented 97 employees at our Blainville, Québec, Canada facility. As of December 31, 2012, our 317 other employees did not belong to a union.

NOTE 6. RECEIVABLES

Receivables as of December 31, 2012 and 2011 consisted of the following:

$s in thousands	2012	2011
Trade	$32,787	$27,229
Unbilled revenue	1,529	1,500
Other	99	1,400

Total receivables	34,415	30,129
Allowance for doubtful accounts	(468)	(311)

Receivables, net	$33,947	$29,818

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. RECEIVABLES (Continued)

allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2012, 2011 and 2010 was as follows:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Adjustments	Balance at End of Period
Year ended December 31, 2012	$311	$137	$17	$3	$468
Year ended December 31, 2011	$338	$153	$(179)	$(1)	$311
Year ended December 31, 2010	$121	$168	$(24)	$73	$338

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consisted of the following:

$s in thousands	2012	2011
Cell development costs	$64,994	$61,749
Land and improvements	14,920	13,929
Buildings and improvements	55,177	51,409
Railcars	17,375	17,375
Vehicles and other equipment	39,689	33,594
Construction in progress	12,454	4,031

Total property and equipment	204,609	182,087
Accumulated depreciation and amortization	(94,817)	(82,112)

Property and equipment, net	$109,792	$99,975

Depreciation and amortization expense was $13.9 million, $13.9 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 8. BUSINESS ACQUISITIONS

Dynecol

On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. ("Dynecol"), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan. The total purchase price was $10.8 million in cash and was funded through borrowings under the Reducing Revolving Line of Credit facility.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BUSINESS ACQUISITIONS (Continued)

The following table summarizes the consideration paid for Dynecol and the fair value of assets acquired and liabilities assumed at the acquisition date.

$s in thousands	2012
Current assets	$2,214
Property and equipment	6,552
Identifiable intangible assets	1,940
Current liabilities	(1,268)

Total identifiable net assets	9,438
Goodwill	1,327

Total purchase price	$10,765

Goodwill of $1.3 million arising from the acquisition is the result of several factors. Dynecol has a talented assembled workforce of approximately 40 employees principally serving the Mid-Western and Eastern United States and Ontario, Canada industrial markets for nearly 40 years. The acquisition of Dynecol strengthens our mid-western and eastern U.S. presence to better serve key North American hazardous waste markets. In addition, Dynecol provides us with an opportunity to win more Event Business work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers; and attract new customers. All of the goodwill recognized was assigned to our Operating Disposal Facilities segment and is expected to be deductible for income tax purposes over a fifteen-year amortization period.

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

	(unaudited)
$s in thousands, except per share amounts	2012	2011
Pro forma combined:
Revenue	$174,639	$169,884
Net income	$25,513	$19,339
Earnings per share
Basic	$1.40	$1.06
Diluted	$1.40	$1.06

The amounts of revenue and operating loss from Dynecol included in US Ecology's consolidated statements of operations for the year ended December 31, 2012 were $6.7 million and $161,000, respectively. Acquisition-related costs of $348,000 were included in Selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2012.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BUSINESS ACQUISITIONS (Continued)

Stablex

On October 31, 2010, the Company through a wholly-owned subsidiary acquired 100% of the outstanding shares of Seaway TLC Inc. and its wholly-owned subsidiaries Stablex Canada Inc. and Gulfstream TLC, Inc. (collectively "Stablex"). Stablex is a provider of hazardous waste services that operates a permitted hazardous waste processing and disposal facility in Blainville, Québec, Canada about 30 miles northwest of Montreal, Canada. The purchase price was $79.0 million CAD, net of post-closing adjustments. The purchase price was funded through a combination of cash on hand and borrowings under our Reducing Revolving Line of Credit (as more fully described in Note 12). The purchase price was subject to post-closing adjustments based on the amount of working capital at closing and the amount of capital expenditures made by Stablex prior to closing. Total post-closing adjustments resulted in $1.0 million CAD being refunded to US Ecology. The net purchase price of $79.0 million CAD totaled $77.5 million USD after consideration of the post-closing adjustments and currency translation.

The following table summarizes the consideration paid for Stablex and the fair value of assets acquired and liabilities assumed recognized at the acquisition date.

$s in thousands	2010
Current assets	$6,146
Property and equipment	30,470
Identifiable intangible assets	40,978
Current liabilities	(6,533)
Other liabilities	(14,839)

Total identifiable net assets	56,222
Goodwill	21,272

Total purchase price	$77,494

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

The following unaudited pro forma financial information presents the combined results of operations as if Stablex had been combined with us at the beginning of 2010. The pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment, and interest expense. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BUSINESS ACQUISITIONS (Continued)

that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of our future consolidated results of operations.

$s in thousands, except per share amounts	(unaudited) 2010
Pro forma combined:
Revenue	$133,779
Net income	$13,547
Earnings per share
Basic	$0.75
Diluted	$0.74

The amounts of revenue and operating income from Stablex included in US Ecology's consolidated statement of operations for the year ended December 31, 2010 were $5.7 million and $145,000, respectively. Acquisition-related costs of $2.6 million were included in Selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2010.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 2012, were the result of our acquisitions of Dynecol on May 31, 2012 and Stablex on October 31, 2010 (see Note 8). Prior to the acquisition of Stablex, the Company had no goodwill and intangible assets. All goodwill has been assigned to the Operating Disposal Facilities reporting segment. Changes in goodwill for the years ended December 31, 2012 and 2011 consisted of the following:

$s in thousands	2012	2011
Balance, beginning of year	$21,200	$21,790
Dynecol acquisition	1,327	—
Foreign currency translation	578	(590)

Balance, end of year	$23,105	$21,200

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets as of December 31, 2012 and 2011 consisted of the following:

	2012			2011
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Developed software	$352	$(135)	$217	$342	$(71)	$271
Database	100	(31)	69	98	(16)	82
Customer relationships	5,269	(490)	4,779	3,991	(232)	3,759
Technology—Formulae and processes	9,144	(600)	8,544	8,902	(315)	8,587
Permits, licenses and lease	28,085	(1,844)	26,241	27,340	(967)	26,373
Non-compete agreements	20	(20)	—	—	—	—

Total amortizing intangible assets	42,970	(3,120)	39,850	40,673	(1,601)	39,072
Nonamortizing intangible assets:
Permits and licenses	750	—	750	—	—	—
Tradename	171	—	171	166	—	166

Total intangible assets	$43,891	$(3,120)	$40,771	$40,839	$(1,601)	$39,238

Amortization expense of amortizing intangible assets was $1.5 million, $1.4 million and $231,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Future amortization expense of amortizing intangible assets is expected to be approximately $1.5 million per year for each of the next five years.

NOTE 10. EMPLOYEE BENEFIT PLANS

We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan ("the Plan") for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees in the United States. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching contribution equal to 55% of participant contributions up to 6% of compensation. The Company contributed matching contributions to the Plan of $364,000, $354,000 and $273,000 in 2012, 2011 and 2010, respectively.

We also maintain the Stablex Canada Inc. Simplified Pension Plan ("the SPP"). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Participants receive a company contribution equal to 5% of their annual salary. The Company contributed $365,000 and $354,000 in 2012 and 2011, respectively, and $56,000 for the two months of ownership in 2010 to the SPP.

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The States of Nevada and Washington and the Provence of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We also maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2012 we had $897,000 in commercial surety bonds dedicated for closure obligations.

In accounting for our asset retirement obligations we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure cost taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2012. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2012 approximated 7.7%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

Changes to reported closure and post-closure obligations for the years ended December 31, 2012 and 2011, consisted of the following:

$s in thousands	2012	2011
Closure and post-closure obligations, beginning of year	$17,338	$16,773
Accretion expense	1,367	1,292
Payments	(2,398)	(784)
Adjustments	1,036	96
Foreign currency translation	19	(39)

Closure and post-closure obligations, end of year	17,362	17,338
Less current portion	(1,913)	(2,890)

Long-term portion	$15,449	$14,448

The adjustment to the obligation is a change in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2012 were: (1) a $964,000 increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure costs for newly constructed disposal cells and (2) a $72,000 increase in obligations for our non-operating facilities due to changes in estimated post-closure costs.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. CLOSURE AND POST-CLOSURE OBLIGATIONS (Continued)

The adjustments in 2011 were: (1) a $22,000 increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure and post-closure costs for active disposal cells and (2) a $74,000 increase in obligations for our non-operating facilities due to changes in estimated post-closure costs.

The reported closure and post-closure asset is recorded as a component of Property and equipment, net, in the consolidated balance sheet for the years ended December 31, 2012 and 2011 as follows:

$s in thousands	2012	2011
Net closure and post-closure asset, beginning of year	$1,280	$1,802
Additions or adjustments to closure and post-closure asset	921	93
Amortization of closure and post-closure asset	(584)	(589)
Foreign currency translation	12	(26)

Net closure and post-closure asset, end of year	$1,629	$1,280

NOTE 12. DEBT

On October 29, 2010, we entered into a credit agreement with Wells Fargo which provided for an aggregate commitment from Wells Fargo of $95.0 million (the "Credit Agreement"). The Credit Agreement provides for a $20.0 million revolving line of credit (the "Revolving Line of Credit") with a maturity date of June 15, 2013 and a $75.0 million reducing revolving line of credit (the "Reducing Revolving Line of Credit") with a maturity date of November 1, 2015.

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the "Commitment Amount"). Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2012, the effective interest rate on the Revolving Line of Credit was 1.46%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2012 there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provided an initial commitment amount of $75.0 million (the "Reducing Revolving Commitment Amount"). Proceeds from the Reducing Revolving Line of Credit were used to acquire all of the shares of Stablex in 2010 and to acquire Dynecol in 2012, with the remaining borrowings available under the Reducing Revolving Line of Credit used to provide financing for working capital needs. The initial Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each June, September, December and March beginning June 30, 2011, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. DEBT (Continued)

according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2012, the effective interest rate of the Reducing Revolving Line of Credit was 1.46%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2012, there was $45.0 million outstanding on the Reducing Revolving Line of Credit with availability for additional borrowings of $10.5 million.

On January 30, 2013, the Credit Agreement with Wells Fargo was amended to extend the maturity date of the Revolving Line of Credit and increase the Reducing Revolving Commitment Amount. Under terms of the amended Credit Agreement, the maturity date of the Revolving Line of Credit was extended from June 15, 2013 to November 1, 2015 and the Reducing Revolving Commitment Amount was increased to $75.0 million through March 30, 2013, reducing by $2.8 million on the last day of each June, September, December and March beginning March 31, 2013, continuing through November 1, 2015. As a result of the amendment, $580,000 of borrowings on the Reducing Revolving Line of Credit that would have been classified as current under terms of the original agreement prior to the amendment have been reclassified to long-term in the accompanying Consolidated Balance Sheet.

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

At December 31, 2012, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 13. INCOME TAXES

The components of the income tax expense consisted of the following:

$s in thousands	2012	2011	2010
Current:
U.S. Federal	$13,989	$10,662	$8,618
State	1,905	1,237	1,136
Foreign	873	632	133

Total current	16,767	12,531	9,887
Deferred:
U.S. Federal	(270)	(396)	(29)
State	79	(85)	(71)
Foreign	(517)	(613)	(185)

Total deferred	(708)	(1,094)	(285)

Income tax expense	$16,059	$11,437	$9,602

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

The following table reconciles between the effective income tax rate and the applicable statutory federal and state income tax rate:

	2012	2011	2010
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	3.3	2.5	3.3
Non-deductible acquisition costs	—	—	3.2
Foreign rate differential	(0.3)	—	0.1
Other	0.5	0.9	1.7

	38.5%	38.4%	43.3%

The components of the total net deferred tax assets and liabilities as of December 31, 2012 and 2011 consisted of the following:

$s in thousands	2012	2011
Deferred tax assets:
Net operating loss carry forward	$5,555	$4,967
Accruals, allowances and other	2,065	1,579

Total deferred tax assets	7,620	6,546
Less: valuation allowance	(5,537)	(4,950)

Net deferred tax assets	2,083	1,596
Deferred tax liabilities:
Environmental compliance and other site related costs	(1,228)	(1,329)
Property and equipment	(6,646)	(6,886)
Intangible assets	(10,463)	(10,555)
Other	(629)	(70)

Total deferred tax liabilities	(18,966)	(18,840)

Net deferred tax liability	$(16,883)	$(17,244)

We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. As of December 31, 2012, there were no unremitted earnings for the Company's foreign subsidiary, Stablex. The Company had no foreign subsidiaries prior to 2010. We also do not provide for deferred taxes on the excess of the tax basis over the financial reporting basis in our investment in Stablex that is essentially permanent in duration. The excess totaled $2.0 million as of December 31, 2012.

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of net operating loss carry forwards ("NOLs") for tax purposes. State NOLs expire between 2013 and 2022.The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2012 and 2011, we continued to maintain a valuation allowance for approximately $5.5 million and $4.9 million, respectively, of state tax benefits that are not expected to be utilizable prior to expiration.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

The domestic and foreign components of Income (loss) before income taxes consisted of the following:

$s in thousands	2012	2011	2010
Domestic	40,425	29,775	22,383
Foreign	1,293	32	(197)

Income before income taxes	$41,718	$29,807	$22,186

The changes to unrecognized tax benefits (excluding related penalties and interest) consisted of the following:

$s in thousands	2012	2011	2010
Unrecognized tax benefits, beginning of year	$438	$—	$—
Gross increases in tax positions in prior periods	—	438	—
Gross increases during the current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits, end of year	$438	$438	$—

As of December 31, 2012, the Company's unrecognized tax benefits represent increases in tax positions in prior periods for new information that supported a change in measurement that, if recognized, would favorably affect the effective tax rate. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses. Interest expense related to unrecognized tax benefits was $13,000 and $16,000 for the years ended December 31, 2012 and 2011, respectively.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service ("IRS") as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2009 through 2012. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2008 through 2012. We are currently not aware of any examinations by taxing authorities.

We do not anticipate that, within the next twelve months, the total amount of unrecognized tax benefits will significantly change due to the settlement of examinations and the expiration of statutes of limitations.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

In the ordinary course of conducting business, we are involved in judicial and administrative proceedings involving federal, state or local governmental authorities, including regulatory agencies that oversee our permits and compliance with those permits. Fines or penalties may be assessed by our regulators as a result of review or inspection of our operating practices. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or fees expected to be incurred in connection therewith. We are not currently a party to any material pending legal proceedings and other than the matter discussed below are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

In April 2012, we received a confidential settlement communication from the United States Environment Protection Agency ("U.S. EPA") alleging that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conversation and Recovery Act of 1976 ("RCRA"). The communication included a draft Consent Agreement and Final Order ("CAFO") directed to the Company and the thermal recycling unit's owner-operator. The CAFO asserted various technical compliance and permitting violations and proposed corrective actions to resolve the matter as well as proposed monetary penalties against both the Company and the thermal recycling unit's owner-operator. In October 2012, the Company and the thermal recycling unit's owner-operator entered into a final CAFO with the U.S. EPA. As part of the settlement, we agreed to pay a civil penalty of $166,000 and to submit an application to the State of Texas for a RCRA Subpart X permit. The Company and the thermal recycling unit's owner-operating also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued. Based on the CAFO, we recorded a charge of $166,000 during 2012 in Selling, general and administrative expenses in the Consolidated Statement of Operations.

In connection with the above matter, the U.S. EPA has also raised concerns regarding potential violations of the Clean Air Act of 1970 ("CAA") at our Texas thermal recycling operation. However, neither the Company nor the thermal recycling unit's owner-operator has received a formal notice of violation from the U.S. EPA. We cannot presently estimate the potential additional liability, if any, related to these potential violations of the CAA and therefore no additional amounts have been recorded in our financial statements related to this matter.

Operating Leases

Lease agreements primarily cover railcars, the disposal site at our Stablex facility and corporate office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2012 consisted of the following:

$s in thousands	Payments
2013	$523
2014	250
2015	135
2016	33
2017	22
Thereafter	9

$972

Rental expense under operating leases was $495,000, $483,000 and $491,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EQUITY

Stock Option Plans

We have three stock option plans, the 1992 Stock Option Plan for Employees ("1992 Employee Plan"), the 1992 Director Stock Option Plan ("1992 Director Plan") and the 2008 Stock Option Incentive Plan ("2008 Stock Option Plan"). In March 2005, the Board of Directors cancelled the 1992 Director Plan except for options then outstanding. These plans were developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. Stock options expire ten years from the date of grant and vest over a period ranging from one to three years from the date of grant. Vesting requirements for non-employee directors are contingent on attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. A total of 2,800,000 stock options have been authorized for grant under the 1992 Employee Plan and the 2008 Stock Option Plan. As of December 31, 2012, 1,146,242 options remained available for future grant under our stock options plans. Upon the exercise of stock options, common stock is issued from treasury stock or, when depleted, from new stock issuances.

The following table summarizes our stock option plan activity:

$s in thousands, except per share amounts	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2011	428,060	$18.04
Granted	79,000	19.45
Exercised	(65,048)	15.91
Cancelled or expired	(7,500)	3.92

Outstanding as of December 31, 2012	434,512	$18.93	$2,020	6.5

Exercisable as of December 31, 2012	339,623	$19.16	$1,505	5.9

The weighted average grant date fair value of all stock options granted during 2012, 2011 and 2010 was $4.03, $4.04 and $3.91 per share, respectively. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $497,000, $39,000 and $38,000, respectively.

The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option-pricing model. Expected volatility is estimated based on an average of actual historical volatility and implied volatility corresponding to the stock option's estimated expected term. We believe this approach to determine volatility is representative of future stock volatility. The expected term of a stock option is estimated based on analysis of stock options already exercised and foreseeable trends or changes in behavior. The risk-free interest rates are based on the U.S. Treasury securities maturities as of each applicable grant date. The dividend yield is based on analysis of actual historical dividend yield.

The significant weighted-average assumptions relating to the valuation of each option grant consisted of the following:

	2012	2011	2010
Expected life	3.3 years	3.3 years	3.3 years
Expected volatility	39%	46%	47%
Risk-free interest rate	0.4%	1.2%	1.4%
Expected dividend yield	4.1%	4.5%	4.2%

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EQUITY (Continued)

Restricted Stock Plans

We have two restricted stock plans: the Amended and Restated 2005 Non-Employee Director Compensation Plan (the "Director Plan") and the 2006 Restricted Stock Plan (the "Employee Plan"). The Director Plan provides that each non-employee director receive an annual award of either the number of shares of restricted stock or options to purchase US Ecology common stock (at each Director's election) with a value equal to $25,000 on the date of grant with a one-year vesting period. Vesting is also contingent on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 200,000 shares of common stock have been authorized for grant under the Director Plan. During 2012, 7,500 shares were granted to non-employee directors. As of December 31, 2012, 76,200 shares remained available for grant under the Director Plan. The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. Generally, awards granted under the Employee Plan vest monthly over a twelve-month period. 200,000 shares of common stock have been authorized for grant under the Employee Plan. During 2012, 14,800 shares were granted to employees. As of December 31, 2012, 114,662 shares remained available for future grant under the Employee Plan. Upon the vesting of restricted stock awards, common stock is issued from treasury stock or, when depleted, from new stock issuances.

The following table summarizes our restricted stock plan activity:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	11,975	$16.22
Granted	22,300	18.72
Vested	(23,075)	17.90
Cancelled or expired	—	—

Outstanding as of December 31, 2012	11,200	$17.73

The total fair value of restricted stock vested during 2012, 2011 and 2010 was $413,000, $340,000 and $495,000, respectively.

Share-Based Compensation Expense

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The components of pre-tax

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EQUITY (Continued)

share-based compensation expense (included in Selling, general and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

$s in thousands	2012	2011	2010
Share-based compensation from:
Stock options	$397	$449	$453
Restrict stock	449	388	535

Total share-based compensation	846	837	988
Income tax benefit	(326)	(321)	(428)

Share-based compensation, net of tax	$520	$516	$560

Unrecognized Share-Based Compensation Expense

As of December 31, 2012, there was $329,000 of unrecognized compensation expense related to unvested share-based awards granted under our share-based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately one year.

NOTE 16. EARNINGS PER SHARE

	2012		2011		2010
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$25,659	$25,659	$18,370	$18,370	$12,584	$12,584

Weighted average basic shares outstanding	18,238	18,238	18,198	18,198	18,170	18,170
Dilutive effect of stock options and restricted stock		43		25		19

Weighted average diluted shares outstanding		18,281		18,223		18,189
Earnings per share	$1.41	$1.40	$1.01	$1.01	$0.69	$0.69

Anti-dilutive shares excluded from calculation		266		320		322

NOTE 17. OPERATING SEGMENTS

Financial Information by Operating Segment

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

Summarized financial information concerning our reportable segments is shown in the following table:

	Year Ended December 31, 2012
$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue—Treatment and disposal	$145,687	$20	$—	$145,707
Revenue—Transportation services	23,431	—	—	23,431

Total revenue	169,118	20	—	169,138
Direct operating costs	78,883	294	—	79,177
Transportation costs	23,663	1	—	23,664

Gross profit (loss)	66,572	(275)	—	66,297
Selling, general & administrative expenses	11,567	—	14,092	25,659

Operating income (loss)	55,005	(275)	(14,092)	40,638
Interest income (expense), net	17	—	(878)	(861)
Foreign currency gain (loss)	(169)	—	1,382	1,213
Other income	723	5	—	728

Income (loss) before income taxes	55,576	(270)	(13,588)	41,718
Income tax expense	—	—	16,059	16,059

Net income (loss)	$55,576	$(270)	$(29,647)	$25,659

Depreciation, amortization & accretion	$16,494	$216	$42	$16,752
Capital expenditures	$15,707	$17	$42	$15,766
Total assets	$210,984	$93	$7,617	$218,694

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. OPERATING SEGMENTS (Continued)

	Year Ended December 31, 2011
$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue—Treatment and disposal	$129,049	$22	$—	$129,071
Revenue—Transportation services	25,846	—	—	25,846

Total revenue	154,895	22	—	154,917
Direct operating costs	73,455	303	—	73,758
Transportation costs	27,292	—	—	27,292

Gross profit (loss)	54,148	(281)	—	53,867
Selling, general & administrative expenses	10,165	—	11,337	21,502

Operating income (loss)	43,983	(281)	(11,337)	32,365
Interest income (expense), net	23	—	(1,601)	(1,578)
Foreign currency gain (loss)	26	—	(1,347)	(1,321)
Other income	340	1	—	341

Income (loss) before income taxes	44,372	(280)	(14,285)	29,807
Income tax expense	—	—	11,437	11,437

Net income (loss)	$44,372	$(280)	$(25,722)	$18,370

Depreciation, amortization & accretion	$16,375	$218	$51	$16,644
Capital expenditures	$9,974	$16	$106	$10,096
Total assets	$195,552	$88	$6,948	$202,588

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. OPERATING SEGMENTS (Continued)

	Year Ended December 31, 2010
$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue—Treatment and disposal	$85,474	$26	$—	$85,500
Revenue—Transportation services	19,336	—	—	19,336

Total revenue	104,810	26	—	104,836
Direct operating costs	44,893	498	—	45,391
Transportation costs	20,434	—	—	20,434

Gross profit (loss)	39,483	(472)	—	39,011
Selling, general & administrative expenses	6,217	—	12,417	18,634

Operating income (loss)	33,266	(472)	(12,417)	20,377
Interest income (expense), net	5	—	(274)	(269)
Foreign currency gain (loss)	(103)	—	1,922	1,819
Other income	249	10	—	259

Income (loss) before income taxes	33,417	(462)	(10,769)	22,186
Income tax expense	—	—	9,602	9,602

Net income (loss)	$33,417	$(462)	$(20,371)	$12,584

Depreciation, amortization & accretion	$8,868	$204	$46	$9,118
Capital expenditures	$14,137	$50	$3	$14,190
Total assets	$204,603	$62	$12,684	$217,349

Revenue, Property, Plant and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. The table below summarizes revenues by geographic area where the underlying services were performed for the years ended December 31, 2012, 2011 and 2010:

$s in thousands	2012	2011	2010
United States	$130,889	$118,402	$99,129
Canada	38,249	36,515	5,707

	$169,138	$154,917	$104,836

Long-lived assets, consisting of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2012 and 2011 were as follows:

$s in thousands	2012	2011
United States	$81,605	$71,456
Canada	68,958	67,757

	$150,563	$139,213

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2012 and 2011 were:

	Three-Months Ended
$s and shares in thousands, except per share amounts	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
2012
Revenue	$33,013	$39,980	$45,739	$50,406	$169,138
Gross profit	12,076	17,326	18,589	18,306	66,297
Operating income	6,471	10,960	12,393	10,814	40,638
Net income	4,523	6,362	8,662	6,112	25,659
Earnings per share—diluted(1)	$0.25	$0.35	$0.47	$0.33	$1.40
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,254	18,264	18,270	18,332	18,281
2011
Revenue	$34,143	$39,537	$39,670	$41,567	$154,917
Gross profit	9,469	13,078	15,289	16,031	53,867
Operating income	4,641	7,754	9,567	10,403	32,365
Net income	3,260	4,685	3,726	6,699	18,370
Earnings per share—diluted(1)	$0.18	$0.26	$0.20	$0.37	$1.01
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,210	18,219	18,227	18,237	18,223

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including both the President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2012. Based on that evaluation, the Company's management, including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2012 utilizing criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting, excluding US Ecology Michigan, Inc., were effective to provide reasonable assurance regarding the reliability of financial reporting. Management determined that it would exclude US Ecology Michigan, Inc. from the scope of its assessment of internal control over financial reporting as of December 31, 2012 because US Ecology Michigan, Inc. was acquired by the Company in a purchase business combination on May 31, 2012. Total assets for US Ecology Michigan, Inc. constituted approximately 5% of the Company's total consolidated assets at December 31, 2012. This includes $1.3 million of goodwill and $1.9 million of acquired intangible assets. Total revenues of US Ecology Michigan, Inc. constituted 4% of the consolidated financial statement amounts for the year ended December 31, 2012.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2013 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2012. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a code of conduct that applies to our President and Chief Financial Officer. This code of conduct is available on our Web site at www.usecology.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our President or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report filed with the SEC.

Item 11.    Executive Compensation

Information concerning executive and director compensation is presented under the heading "Compensation Discussion and Analysis" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Directors and Officers" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

The following table provides information as of December 31, 2012, about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan, the 2006

Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity stock option compensation plans approved by security holders	445,712	$18.93	1,337,104
Equity compensation plans not approved by security holders	—	—	—

Total	445,712	$18.93	1,337,104

(1)
Includes 11,200 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning related transactions is presented under the heading "Certain Relationships and Related Transactions" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information concerning principal accounting fees and services is presented under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 49 of this report.

2)
Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 on page 49.

3)
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 88 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.
By:	/s/ ERIC L. GERRATT Eric L. Gerratt
Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2013.

/s/ JEFFREY R. FEELER Jeffrey R. Feeler President and Chief Operating Officer	/s/ ERIC L. GERRATT Eric L. Gerratt Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ SIMON G. BELL Simon G. Bell. Vice President of Operations	/s/ JOHN M. COOPER John M. Cooper Vice President and Chief Information Officer
/s/ STEVEN D. WELLING Steven D. Welling. Senior Vice President Sales and Marketing	/s/ VICTOR J. BARNHART Victor J. Barnhart (Director)
/s/ JOE F. COLVIN Joe F. Colvin (Director)	/s/ DANIEL FOX Daniel Fox (Director)
/s/ JEFFREY S. MERRIFIELD Jeffrey S. Merrifield (Director)	/s/ JOHN W. POLING John W. Poling (Director)
/s/ STEPHEN A. ROMANO Stephen A. Romano (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's
2.1	Share Purchase Agreement dated September 13, 2010 between Marsulex Inc. and US Ecology, Inc.	3rd Qtr Form 10-Q filed 10-28-2010
3.1	Restated Certificate of Incorporation	2009 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.3	Credit Agreement Between Wells Fargo Bank National Association and US Ecology, Inc. dated October 29, 2010	Form 8-K filed 11-1-2010
10.4	First Amendment to the Credit Agreement between Wells Fargo Bank National Association and US Ecology, Inc.	2nd Qtr 2011 Form 10-Q filed 8-5-2011
10.5	Second Amendment to the Credit Agreement between Wells Fargo Bank National Association and US Ecology, Inc.	1st Qtr 2012 Form 10-Q filed 5-8-2012
10.6	Third Amendment to the Credit Agreement between Wells Fargo Bank National Association and US Ecology, Inc.	Form 8-K filed 2-5-13
10.7	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.8	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company's Directors and Officers	Form 8-K filed 5-26-05
10.9	*Management Incentive Plan Effective January 1, 2012	1st Qtr 2012 Form 10-Q filed 5-8-2012
10.10	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.11	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.12	*Employment Agreement, effective January 1, 2010, between the Company and Simon G. Bell	1st Qtr Form 10-Q filed 4-30-2010
10.13	*Employment Agreement, effective January 1, 2010, between the Company and John M. Cooper	1st Qtr Form 10-Q filed 4-30-2010
10.14	*Employment Agreement, effective January 1, 2010, between the Company and Jeffrey R. Feeler	1st Qtr Form 10-Q filed 4-30-2010
10.15	*Employment Agreement, effective January 1, 2010, between the Company and Eric L. Gerratt	1st Qtr Form 10-Q filed 4-30-2010
10.16	*Employment Agreement, effective January 1, 2010, between the Company and Steven D. Welling	1st Qtr Form 10-Q filed 4-30-2010
10.17	Amended and Restated 2005 Non-Employee Director Compensation Plan

Exhibit No.	Description	Incorporated by Reference from Registrant's
14.1	Code of Ethics for Chief Executive, Chief Financial Officer and Other Executive Officers
14.2	Code of Ethics for Directors
21	List of Subsidiaries
23.1	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2012 Form 10-K by President dated March 1, 2013
31.2	Certifications of December 31, 2012 Form 10-K by Chief Financial Officer dated March 1, 2013
32.1	Certifications of December 31, 2012 Form 10-K by President dated March 1, 2013
32.2	Certifications of December 31, 2012 Form 10-K by Chief Financial Officer dated March 1, 2013
101
The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to the Consolidated Financial Statements

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.