Form 10-Q
period 2013-03-31
US ECOLOGY, INC.
filed 2013-04-30
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At April 26, 2013, there were 18,322,914 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

(In thousands, except par value amount)

	March 31, 2013	December 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$4,511	$2,120
Receivables, net	32,254	33,947
Prepaid expenses and other current assets	2,510	3,161
Deferred income taxes	597	1,276
Total current assets	39,872	40,504

Property and equipment, net	113,319	109,792
Restricted cash	4,111	4,111
Intangible assets, net	39,536	40,771
Goodwill	22,617	23,105
Other assets	491	411
Total assets	$219,946	$218,694

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$6,842	$6,333
Deferred revenue	5,147	3,919
Accrued liabilities	7,093	7,322
Accrued salaries and benefits	4,402	7,570
Income taxes payable	3,947	426
Current portion of closure and post-closure obligations	978	1,913
Total current liabilities	28,409	27,483

Long-term closure and post-closure obligations	15,608	15,449
Reducing revolving line of credit	41,000	45,000
Other long-term liabilities	102	114
Unrecognized tax benefits	470	467
Deferred income taxes	16,482	18,159
Total liabilities	102,071	106,672

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,444 and 18,385 shares issued, respectively	184	184
Additional paid-in capital	64,537	63,969
Retained earnings	53,830	48,424
Treasury stock, at cost, 33 and 71 shares, respectively	(554)	(1,183)
Accumulated other comprehensive income (loss)	(122)	628
Total stockholders’ equity	117,875	112,022
Total liabilities and stockholders’ equity	$219,946	$218,694

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Revenue	$42,899	$33,013
Direct operating costs	21,084	17,638
Transportation costs	6,433	3,299

Gross profit	15,382	12,076

Selling, general and administrative expenses	5,726	5,605

Operating income	9,656	6,471

Other income (expense):
Interest income	5	5
Interest expense	(221)	(224)
Foreign currency gain (loss)	(938)	1,091
Other	97	80

Total other income (expense)	(1,057)	952

Income before income taxes	8,599	7,423
Income tax expense	3,193	2,900

Net income	$5,406	$4,523

Earnings per share:
Basic	$0.30	$0.25
Diluted	$0.29	$0.25

Shares used in earnings per share calculation:
Basic	18,320	18,218
Diluted	18,407	18,254

Dividends paid per share	$—	$0.18

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$5,406	$4,523
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(750)	636

Comprehensive income	$4,656	$5,159

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,406	$4,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,439	3,223
Amortization of intangible assets	367	350
Accretion of closure and post-closure obligations	307	335
Unrealized foreign currency (gain) loss	1,057	(1,201)
Deferred income taxes	(716)	338
Share-based compensation expense	146	203
Unrecognized tax benefits	3	3
Net (gain) loss on sale of property and equipment	(41)	22
Changes in assets and liabilities:
Receivables	1,473	7,624
Income tax receivable	—	42
Other assets	732	(66)
Accounts payable and accrued liabilities	(556)	(967)
Deferred revenue	1,269	(295)
Accrued salaries and benefits	(3,106)	(1,526)
Income tax payable	3,528	896
Closure and post-closure obligations	(1,043)	(82)
Net cash provided by operating activities	12,265	13,422

Cash flows from investing activities:
Purchases of property and equipment	(6,752)	(2,386)
Proceeds from sale of property and equipment	52	66
Net cash used in investing activities	(6,700)	(2,320)

Cash flows from financing activities:
Payments on reducing revolving line of credit	(4,000)	(8,500)
Proceeds from exercise of stock options	1,050	44
Deferred financing costs paid	(177)	—
Proceeds from reducing revolving line of credit	—	3,000
Dividends paid	—	(3,282)
Other	2	(287)
Net cash used in financing activities	(3,125)	(9,025)

Effect of foreign exchange rate changes on cash	(49)	32

Increase in cash and cash equivalents	2,391	2,109

Cash and cash equivalents at beginning of period	2,120	4,289

Cash and cash equivalents at end of period	$4,511	$6,398

Supplemental Disclosures
Income taxes paid, net of receipts	$378	$1,612
Interest paid	$184	$236
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$1,645	$916
Restricted stock issued from treasury shares	$629	$247

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Consolidated Balance Sheet as of December 31, 2012 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

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

Financial Instruments

Cash on deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities as presented in the consolidated financial statements approximate fair value because of the short-term nature of these instruments.  The carrying amount of our long-term debt approximates fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. Restricted cash balances represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities.  Restricted cash balances are maintained by third-party trustees and are invested in money market accounts.  The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical assets.

NOTE 2.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended March 31,
$s in thousands	2013	2012
Balance, beginning of period	$628	$(117)
Foreign currency translation gain (loss) in other comprehensive income	(750)	636
Balance, end of period	$(122)	$519

NOTE 3.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2013 or 2012. No customer accounted for more than 10% of total trade receivables as of March 31, 2013 or December 31, 2012.

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

NOTE 4.                    RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2013	2012

Trade	$30,544	$32,787
Unbilled revenue	1,431	1,529
Other	646	99
Total receivables	32,621	34,415
Allowance for doubtful accounts	(367)	(468)
Receivables, net	$32,254	$33,947

NOTE 5.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2013	2012

Cell development costs	$64,905	$64,994
Land and improvements	18,152	14,920
Buildings and improvements	55,960	55,177
Railcars	17,375	17,375
Vehicles and other equipment	40,129	39,689
Construction in progress	14,345	12,454
Total property and equipment	210,866	204,609
Accumulated depreciation and amortization	(97,547)	(94,817)
Property and equipment, net	$113,319	$109,792

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $3.4 million and $3.2 million, respectively.

NOTE 6.                    BUSINESS COMBINATION

On May 31, 2012, the Company acquired 100% of the outstanding shares of US Ecology Michigan, Inc. (“US Ecology Michigan”), formerly Dynecol, Inc., a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan. The following unaudited pro forma financial information presents the combined results of operations as if US Ecology Michigan had been combined with us beginning on January 1, 2012. The pro forma financial information includes the accounting impact of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment and interest expense.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

(unaudited)
Three Months Ended
$s in thousands, except per share amounts	March 31, 2012
Pro forma combined:
Revenue	$36,484
Net income	$4,491
Earnings per share
Basic	$0.25
Diluted	$0.25

The amounts of revenue and operating loss from US Ecology Michigan included in US Ecology’s consolidated statements of operations for the three months ended March 31, 2013 were $2.9 million and $95,000, respectively.

NOTE 7.                    GOODWILL AND INTANGIBLE ASSETS

The Company’s entire goodwill balance has been assigned to the Operating Disposal Facilities reporting segment.  Changes in goodwill for the three months ended March 31, 2013 consisted of the following:

$s in thousands	Goodwill
Balance at December 31, 2012	$23,105
Foreign currency translation	(488)
Balance at March 31, 2013	$22,617

Intangible assets consisted of the following:

$s in thousands	March 31, 2013	December 31, 2012
Amortizing intangible assets:
Developed software	$344	$352
Database	98	100
Customer relationships	5,178	5,269
Technology - Formulae and processes	8,939	9,144
Permits, licenses and lease	27,456	28,085
Non-compete agreements	20	20
Total amortizing intangible assets	42,035	42,970
Accumulated amortization	(3,416)	(3,120)

Nonamortizing intangible assets:
Permits and licenses	750	750
Tradename	167	171
Total intangible assets, net	$39,536	$40,771

Amortization expense for the three months ended March 31, 2013 and 2012 was $367,000 and $350,000, respectively.

NOTE 8.                    DEBT

On October 29, 2010, we entered a credit agreement with Wells Fargo which, as amended, provides for an aggregate commitment from Wells Fargo of $95.0 million (the “Credit Agreement”). The Credit Agreement provides for a $20.0 million revolving line of credit (the “Revolving Line of Credit”) with a maturity date of November 1, 2015 and a $75.0 million reducing revolving line of credit (the “Reducing Revolving Line of Credit”) with a maturity date of November 1, 2015.

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or the LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At March 31, 2013, the effective interest rate on the Revolving Line of Credit was 1.45%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2013, there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million, with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million (the “Reducing Revolving Commitment Amount”).  Proceeds from the Reducing Revolving Line of Credit were used to acquire all of the shares of Stablex in 2010 and to acquire US Ecology Michigan in 2012. Remaining borrowings are available for working capital needs. The Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each March, June, September and December beginning March 31, 2013, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At March 31, 2013, the effective interest rate of the Reducing Revolving Line of Credit was 1.45%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable.  At March 31, 2013, $41.0 million was outstanding on the Reducing Revolving Line of Credit with $31.2 million available for additional borrowings.

In addition to standard fees, origination fees and commitment fees apply to the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. We may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute default due to the payment of the dividend. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

At March 31, 2013, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes in closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2013

Closure and post-closure obligations, beginning of period	$17,362
Accretion expense	307
Payments	(1,043)
Currency translation	(40)
Closure and post-closure obligations, end of period	16,586
Less current portion	(978)
Long-term portion	$15,608

NOTE 10.             INCOME TAXES

During the three months ended March 31, 2013, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months.

Our effective tax rate for the three months ended March 31, 2013 was 37.1%, down from 39.1% for the three months ended March 31, 2012. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2009 through 2012. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2008 through 2012.

NOTE 11.             COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and enforce compliance with permits. Fines or penalties may be assessed by our regulators for non-compliance.  Actions may also be brought by individuals or groups in connection with permitting of planned facilities, modification or alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or other fees expected to be incurred in relation to these matters.

In 2012, we settled allegations by the United States Environment Protection Agency (“U.S. EPA”) that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conservation and Recovery Act of 1976 (“RCRA”). As part of the settlement, we agreed to pay a civil penalty and to submit an application to the State of Texas for a RCRA subpart X permit.  The Company and the thermal recycling unit’s owner-operator also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued.

In connection with this matter, the U.S. EPA also raised concerns regarding potential violations of the Clean Air Act of 1970 (“CAA”).  However, neither the Company nor the thermal recycling unit’s owner-operator has received a formal notice of violation from the U.S. EPA to date. As a result, we cannot presently estimate the potential additional liability, if any, related to these potential violations of the CAA and no amounts have been recorded in our financial statements for this matter.

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended March 31,
$s and shares in thousands, except per share	2013		2012
amounts	Basic	Diluted	Basic	Diluted
Net income	$5,406	$5,406	$4,523	$4,523
Weighted average basic shares outstanding	18,320	18,320	18,218	18,218

Dilutive effect of stock options and restricted stock		87		36
Weighted average diluted shares outstanding		18,407		18,254

Earnings per share	$0.30	$0.29	$0.25	$0.25
Anti-dilutive shares excluded from calculation		221		317

NOTE 13.    EQUITY

During the three months ended March 31, 2013, option holders exercised 58,365 options with a weighted-average exercise price of $17.97. During the three months ended March 31, 2013, the Company issued 37,700 shares of restricted stock from our treasury stock at an average cost of $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended March 31, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$36,340	$4	$—	$36,344
Revenue - Transportation services	6,555	—	—	6,555
Total revenue	42,895	4	—	42,899
Direct operating costs	21,031	53	—	21,084
Transportation costs	6,433	—	—	6,433
Gross profit (loss)	15,431	(49)	—	15,382
Selling, general & administrative expense	2,646	—	3,080	5,726
Operating income (loss)	12,785	(49)	(3,080)	9,656
Interest income (expense), net	4	—	(220)	(216)
Foreign currency gain (loss)	112	—	(1,050)	(938)
Other income	95	2	—	97
Income (loss) before income taxes	12,996	(47)	(4,350)	8,599
Income tax expense	—	—	3,193	3,193
Net income (loss)	$12,996	$(47)	$(7,543)	$5,406
Depreciation, amortization & accretion	$4,051	$52	$10	$4,113
Capital expenditures	$6,726	$—	$26	$6,752
Total assets	$211,620	$86	$8,240	$219,946

Three Months Ended March 31, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue - Treatment and disposal	$29,945	$4	$—	$29,949
Revenue - Transportation services	3,064	—	—	3,064
Total revenue	33,009	4	—	33,013
Direct operating costs	17,583	55	—	17,638
Transportation costs	3,299	—	—	3,299
Gross profit (loss)	12,127	(51)	—	12,076
Selling, general & administrative expense	2,521	—	3,084	5,605
Operating income (loss)	9,606	(51)	(3,084)	6,471
Interest income (expense), net	5	—	(224)	(219)
Foreign currency gain (loss)	(99)	—	1,190	1,091
Other income	80	—	—	80
Income (loss) before income taxes	9,592	(51)	(2,118)	7,423
Income tax expense	—	—	2,900	2,900
Net income (loss)	$9,592	$(51)	$(5,018)	$4,523
Depreciation, amortization & accretion	$3,844	$54	$10	$3,908
Capital expenditures	$2,360	$17	$9	$2,386
Total assets	$188,646	$95	$8,986	$197,727

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed consisted of the following:

	Three Months Ended March 31,
$s in thousands	2013	2012
United States	$31,398	$24,599
Canada	11,501	8,414
Total revenue	$42,899	$33,013

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location consisted of the following:

	March 31,	December 31,
$s in thousands	2013	2012
United States	$85,080	$81,605
Canada	67,775	68,958
Total long-lived assets	$152,855	$150,563

NOTE 15.             SUBSEQUENT EVENT

On April 1, 2013, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 19, 2013. The dividend was paid using cash on hand on April 26, 2013 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Boise, Idaho
April 30, 2013

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

OVERVIEW

US Ecology is a hazardous, polychlorinated biphenyls (“PCBs”), non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, operating and closed military installations, waste brokers/aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States.

On May 31, 2012, the Company acquired 100% of the outstanding shares of US Ecology Michigan, Inc. (“US Ecology Michigan”), formerly Dynecol, Inc., a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million, including net working capital adjustments. The acquisition strengthens our presence in key mid-western and eastern U.S. and Canadian markets. In addition, US Ecology Michigan provides us with an opportunity to win more Event Business (as defined below) work; increase service delivery to existing customers including national accounts; expand our transportation logistics services; and attract new customers.  Management also believes that the acquisition offers meaningful synergies in combination with our Stablex facility. Revenue from US Ecology Michigan included in US Ecology’s consolidated statements of operations was $2.9 million for the three months ended March 31, 2013.

We generate revenue from fees charged to treat and dispose of waste at our six fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; Robstown, Texas; Detroit, Michigan and Blainville, Québec, Canada. We own and manage a dedicated fleet of gondola railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue since acquisition of our railcar fleet. We also utilize our railcar fleet to transport waste disposed at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

Our customers may be divided into categories to better evaluate period-to-period changes in treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or discrete “clean-up” project “Event Business”).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues by category for the three months ended March 31, 2013 and 2012.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended March 31,
Category	Description	2013	2012
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	51%	53%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	16%	20%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	8%	8%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	11%	10%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	10%	5%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes US Ecology Michigan which was acquired on May 31, 2012

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2013 and 2012, approximately 37% and 27%, respectively, of our T&D revenue was derived from Event Business projects (excluding US Ecology Michigan). The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little prior notice. These market dynamics are inherent to the hazardous and radioactive waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as three-fourths (75%) of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully.  Our Company-owned fleet of 234 gondola railcars, which may be supplemented with additional railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals.   These Company-owned railcars also allow us to win business during times of demand-driven railcar scarcity.

The increased waste volumes resulting from projects won through this bundling strategy further drive the operating leverage inherent to the disposal business and increase profitability.  While waste treatment and other variable costs are project-specific, the incremental earnings contribution from large and small projects generally increases as overall disposal volumes increase.  Based on past experience, management believes that maximizing operating income, net income and earnings per share is a higher priority than maintaining or increasing gross margin.  We intend to continue aggressively bidding bundled transportation and disposal services based on this well established strategy.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies.  Such transportation services may be bundled with for-profit logistics and field services support work.

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by the prevailing economic conditions and credit environment. Such conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work.  Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent our business is driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions.  Spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for administrative or other reasons.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2013 and 2012 in dollars and as a percentage of total revenue.

$s and shares in thousands, except per	Three Months Ended March 31,
share amounts	2013	%	2012	%

Revenue	$42,899	100.0%	$33,013	100.0%
Direct operating costs	21,084	49.1%	17,638	53.4%
Transportation costs	6,433	15.0%	3,299	10.0%

Gross profit	15,382	35.9%	12,076	36.6%

Selling, general and administrative expenses	5,726	13.4%	5,605	17.0%
Operating income	9,656	22.5%	6,471	19.6%

Other income (expense):
Interest income	5	0.0%	5	0.0%
Interest expense	(221)	-0.5%	(224)	-0.7%
Foreign currency gain (loss)	(938)	-2.2%	1,091	3.4%
Other	97	0.2%	80	0.2%
Total other income (expense)	(1,057)	-2.5%	952	2.9%

Income before income taxes	8,599	20.0%	7,423	22.5%
Income taxes	3,193	7.4%	2,900	8.8%
Net income	$5,406	12.6%	$4,523	13.7%

Earnings per share:
Basic	$0.30		$0.25
Dilutive	$0.29		$0.25

Shares used in earnings per share calculation:
Basic	18,320		18,218
Dilutive	18,407		18,254

Dividends paid per share	$—		$0.18

Other Financial Data:
Adjusted EBITDA (1)	$13,915		$10,582

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
$s in thousands	2013	2012

Net income	$5,406	$4,523
Income tax expense	3,193	2,900
Interest expense	221	224
Interest income	(5)	(5)
Foreign currency (gain) loss	938	(1,091)
Other income	(97)	(80)
Depreciation and amortization of plant and equipment	3,439	3,223
Amortization of intangibles	367	350
Stock-based compensation	146	203
Accretion of closure & post-closure liabilities	307	335
Adjusted EBITDA	$13,915	$10,582

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Revenue. Revenue increased 30% to $42.9 million for the first quarter of 2013, up from $33.0 million for the first quarter of 2012.  This increase reflects a 21% increase in T&D revenue and a 114% increase in transportation service revenue compared to first quarter of 2012. The increase in transportation service revenue reflects more Event Business projects utilizing the Company’s transportation and logistics services.

During the first quarter of 2013, we disposed of 223,000 tons of hazardous and radioactive waste, up 4% from 215,000 tons disposed in the first quarter of 2012. Average selling price increased 19% during the first quarter of 2013 compared to the same quarter last year, reflecting a more favorable service mix.

US Ecology Michigan, which was acquired on May 31, 2012, contributed $2.9 million of total revenue during the first quarter of 2013.  Revenue from US Ecology Michigan is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During the first quarter of 2013, T&D revenue from recurring Base Business customers decreased 1% compared to the first quarter of 2012 and comprised 63% of T&D revenue. This compared to 73% of T&D revenue in the first quarter of 2012. As discussed further below, this decrease primarily reflects lower T&D revenue from our “other industry” Base Business customer category, partially offset by higher broker, rate regulated and refinery Base Business T&D revenue.

Event Business revenue in the first quarter of 2013 increased 54% compared to the same quarter in 2012 and was 37% of T&D revenue for the first quarter of 2013. This compared to 27% of T&D revenue in the first quarter of 2012. As discussed further below, this increase reflects higher Event Business T&D revenue across all customer categories.

The following table summarizes our T&D revenue growth (both Base and Event Business) by customer category for the first quarter of 2013 compared to the first quarter of 2012.

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Private clean-up	149%
Refinery	29%
Rate regulated	15%
Broker	10%
Government	9%
Other industry	-11%

T&D revenue from private clean-up projects increased 149% in the first quarter of 2013 compared to the first quarter of 2012.  This increase primarily reflects an east coast clean-up project.

T&D revenue from our refinery customers increased 29% in the first quarter of 2013 compared to the first quarter of 2012. This increase primarily reflects higher volumes and improved pricing on thermal recycling projects sourced directly from refinery customers.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 15% in the first quarter of 2013 compared to the first quarter of 2012. Our Richland facility operates under a State-approved annual revenue requirement. The increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Our broker business increased 10% in the first quarter of 2013 compared to the first quarter of 2012. This increase was the result of shipments across the broad range of government and industry waste generators directly served by multiple broker customers. These results also include higher volumes of brokered thermal recycling projects.

Government clean-up business revenue increased 9% in the first quarter of 2013 compared to the first quarter of 2012 due to higher shipments from the U.S. Army Corps of Engineers (“USACE)” and a new military base clean-up project in the first quarter of 2013. Event Business under our USACE contract contributed $1.8 million, or 4%, of total revenue in the first quarter of 2013 compared to $1.6 million, or 5%, of total revenue in the first quarter of 2012. Excluding transportation service revenue, T&D revenue with the USACE increased approximately 11% in the first quarter of 2013 compared with the first quarter of 2012. This increase was due to project-specific timing at the multiple USACE clean-up sites. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter.

Our other industry revenue category decreased 11% in the first quarter of 2013 compared to the first quarter of 2012 on reduced shipments from this broadly diverse industrial customer category.

Gross Profit. Gross profit for the first quarter of 2013 increased 27% to $15.4 million, up from $12.1 million in the first quarter of 2012. This increase primarily reflects a higher average selling price in the first quarter of 2013 compared to the first quarter of 2012. Gross margin was 36% in the first quarter of 2013, down from 37% in the first quarter of 2012. T&D gross margin was 42% in the first quarter of 2013 compared to 41% in the first quarter of 2012. The increase in T&D gross margin primarily reflects a more favorable service mix and lower direct costs for chemical reagents used to treat waste prior to disposal, in the first quarter of 2013 compared to the first quarter of 2012.

Selling, General and Administrative (“SG&A”). As a percentage of total revenue, SG&A expenses for the first quarter of 2013 increased 2%. SG&A expenses were $5.7 million in the first quarter of 2013 and $5.6 million in the first quarter of 2012. The increase primarily reflects $316,000 of SG&A expenses related to Michigan operations in 2013 and higher consulting and legal fees, partially offset by lower variable incentive compensation and business development expenses.

Interest expense. Interest expense in the first quarter of 2013 was $221,000, down from $224,000 in the first quarter of 2012, primarily reflecting lower debt levels in the first quarter of 2013.

Foreign Currency Gain (Loss). We recognized a $938,000 non-cash foreign currency loss in the first quarter of 2013 compared with a $1.1 million non-cash foreign currency gain in the first quarter of 2012. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2013, we had $46.0 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the first quarter of 2013 was $97,000, up from $80,000 in the first quarter of 2012.

Income tax expense.  Our effective tax rate for the first quarter of 2013 was 37.1%, down from 39.1% in the first quarter of 2012. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes. As of March 31, 2013 we had unrecognized tax benefits of $438,000 that, if recognized would favorably affect the effective tax rate.  As of March 31, 2013, we have recorded $32,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to approximate 39.0%.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2013, we had $4.5 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, interest, and principal payments and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the three months ended March 31, 2013, net cash provided by operating activities was $12.3 million. This primarily reflects net income of $5.4 million, non-cash depreciation, amortization and accretion of $4.1 million, an increase in income taxes payable of $3.5 million, an increase in receivables of $1.5 million, an increase in deferred revenue of $1.3 million and unrealized non-cash foreign currency losses of $1.1 million, partially offset by a decrease in accrued salaries and benefits of $3.1 million, and a decrease in closure and post-closure obligations of $1.0 million. Impacts on net income are due to the factors discussed above under Results of Operations.  The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2013 for accrued fiscal year 2012 incentive compensation.

Days sales outstanding were 65 days as of March 31, 2013, compared to 61 days at December 31, 2012 and 61 days at March 31, 2012.

For the three months ended March 31, 2012, net cash provided by operating activities was $13.4 million. This primarily reflects net income of $4.5 million, decreases in accounts receivable of $7.6 million, and depreciation and amortization and accretion of $3.9 million, partially offset by decreases in accrued salaries and benefits of $1.5 million and unrealized foreign currency gains of $1.2 million.  Impacts on net income are due to the factors discussed above under Results of Operations.  The decrease in accounts receivable is primarily attributable to the timing of customer payments received in the first three months of 2012.

Investing Activities. For the three months ended March 31, 2013, net cash used in investing activities was $6.7 million, primarily related to capital expenditures of $6.8 million. Significant capital projects included the purchase of land for future site development at our Robstown, Texas location, relocation of administrative offices at our Beatty, Nevada location to accommodate disposal capacity expansion and equipment purchases and infrastructure upgrades at all of our operating disposal facilities

For the three months ended March 31, 2012, net cash used in investing activities was $2.3 million, primarily related to capital expenditures of $2.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada location and equipment purchases at all five operating disposal facilities.

Financing Activities. For the three months ended March 31, 2013, net cash used in financing activities was $3.1 million, consisting primarily of $4.0 million of payments under our Credit Agreement, partially offset by $1.1 million of proceeds from stock option exercises.

For the three months ended March 31, 2012, net cash used in financing activities was $9.0 million. This consisted primarily of net repayments under the Credit Agreement of $5.6 million and payment of a $3.3 million dividend to our stockholders.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2013. For detailed information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At March 31, 2013, we had $41.0 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 1.45%.  If interest rates were to rise, we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $41.0 million under our Credit Agreement at March 31, 2013, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $410,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the three months ended March 31, 2013, Stablex transacted approximately 59% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2013, we had $46.0 million of intercompany loans outstanding between Stablex and US Ecology. During the three months ended March 31, 2013, the CAD weakened as compared to the USD resulting in a $1.1 million non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of March 31, 2013, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2013 would have generated a gain or loss of approximately $460,000 for the three months ended March 31, 2013.

We had a total pre-tax foreign currency loss of $938,000 for the three months ended March 31, 2013.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                      CONTROLS AND PROCEDURES

Management of the Company, including the President and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s President and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

ITEM 1.                      LEGAL PROCEEDINGS

In 2012, we settled allegations by the United States Environment Protection Agency (“U.S. EPA”) that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conservation and Recovery Act of 1976 (“RCRA”). As part of the settlement, we agreed to pay a civil penalty and to submit an application to the State of Texas for a RCRA subpart X permit.  The Company and the thermal recycling unit’s owner-operator also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued.

In connection with this matter, the U.S. EPA also raised concerns regarding potential violations of the Clean Air Act of 1970 (“CAA”).  However, neither the Company nor the thermal recycling unit’s owner-operator has received a formal notice of violation from the U.S. EPA to date. As a result, we cannot presently estimate the potential additional liability, if any, related to these potential violations of the CAA and no amounts have been recorded in our financial statements for this matter.

ITEM 1A.             RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

10.01

Third Amendment to the Credit Agreement between US Ecology, Inc., and Wells Fargo Bank National Association, effective January 30, 2013, incorporated by reference from US Ecology, Inc.’s current report on Form 8-K filed with the SEC on February 5, 2013

10.02	2013 Management Incentive Plan, effective January 1, 2013, incorporated by reference from US Ecology, Inc.’s current report on Form 8-K filed with the SEC on March 5, 2013

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: April 30, 2013	/s/ Eric L. Gerratt
Eric L. Gerratt Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer