Form 10-Q/A
period 2013-03-31
US ECOLOGY, INC.
filed 2013-05-01
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

At April 26, 2013, there were 18,410,349 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending the number of shares outstanding on the cover page to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, which was filed with the Securities and Exchange Commission on April 30, 2013 (the “Original Form 10-Q”). Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of filing of the Original Form 10-Q.

PART II - OTHER INFORMATION

ITEM 6.                        EXHIBITS

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 1, 2013	/s/ Eric L. Gerratt
Eric L. Gerratt
Vice President, Chief Financial Officer, Treasurer and
Chief Accounting Officer