Form 10-Q
period 2013-06-30
US ECOLOGY, INC.
filed 2013-08-01
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐         TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                     .

Commission file number: 0000-11688

US ECOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3889638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

251 E. Front St., Suite 400
Boise, Idaho	83702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 331-8400

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

At July 26, 2013, there were 18,530,085 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2013	December 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$3,982	$2,120
Receivables, net	34,235	33,947
Prepaid expenses and other current assets	3,847	3,161
Income taxes receivable	787	—
Deferred income taxes	799	1,276
Total current assets	43,650	40,504

Property and equipment, net	113,294	109,792
Restricted cash	4,111	4,111
Intangible assets, net	37,945	40,771
Goodwill	21,917	23,105
Other assets	426	411
Total assets	$221,343	$218,694

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,484	$6,333
Deferred revenue	5,381	3,919
Accrued liabilities	7,506	7,322
Accrued salaries and benefits	5,040	7,570
Income taxes payable	972	426
Current portion of closure and post-closure obligations	937	1,913
Total current liabilities	24,320	27,483

Long-term closure and post-closure obligations	16,315	15,449
Reducing revolving line of credit	43,000	45,000
Other long-term liabilities	88	114
Unrecognized tax benefits	474	467
Deferred income taxes	15,338	18,159
Total liabilities	99,535	106,672

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,530 and 18,385 shares issued, respectively	185	184
Additional paid-in capital	65,603	63,969
Retained earnings	57,725	48,424
Treasury stock, at cost, 24 and 71 shares, respectively	(404)	(1,183)
Accumulated other comprehensive income (loss)	(1,301)	628
Total stockholders’ equity	121,808	112,022
Total liabilities and stockholders’ equity	$221,343	$218,694

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$45,777	$39,980	$88,676	$72,993
Direct operating costs	19,759	18,633	40,843	36,271
Transportation costs	7,090	4,021	13,523	7,320
Gross profit	18,928	17,326	34,310	29,402
Selling, general and administrative expenses	6,519	6,366	12,245	11,971
Operating income	12,409	10,960	22,065	17,431

Other income (expense):
Interest income	2	4	7	9
Interest expense	(222)	(204)	(443)	(428)
Foreign currency gain (loss)	(1,193)	(921)	(2,131)	170
Other	94	522	191	602
Total other income (expense)	(1,319)	(599)	(2,376)	353
Income before income taxes	11,090	10,361	19,689	17,784
Income tax expense	3,880	3,999	7,073	6,899
Net income	$7,210	$6,362	$12,616	$10,885

Earnings per share:
Basic	$0.39	$0.35	$0.69	$0.60
Diluted	$0.39	$0.35	$0.68	$0.60

Shares used in earnings per share calculation:
Basic	18,401	18,228	18,362	18,223
Diluted	18,483	18,264	18,446	18,259
Dividends paid per share	$0.18	$0.18	$0.18	$0.36

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$7,210	$6,362	$12,616	$10,885
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,179)	(500)	(1,929)	135

Comprehensive income	$6,031	$5,862	$10,687	$11,020

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,616	$10,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,071	6,794
Amortization of intangible assets	729	724
Accretion of closure and post-closure obligations	613	670
Unrealized foreign currency (gain) loss	2,400	(250)
Deferred income taxes	(1,665)	(1,218)
Share-based compensation expense	363	383
Unrecognized tax benefits	7	7
Net (gain) loss on sale of property and equipment	10	(20)
Changes in assets and liabilities:
Receivables	(682)	839
Income tax receivable	(787)	191
Other assets	(563)	(390)
Accounts payable and accrued liabilities	(1,583)	(3,699)
Deferred revenue	1,594	412
Accrued salaries and benefits	(2,386)	(307)
Income tax payable	582	761
Closure and post-closure obligations	(621)	(186)
Net cash provided by operating activities	17,698	15,596

Cash flows from investing activities:
Purchases of property and equipment	(12,530)	(5,743)
Business acquisition, net of cash acquired	—	(11,228)
Proceeds from sale of property and equipment	52	169
Restricted cash	—	5
Net cash used in investing activities	(12,478)	(16,797)

Cash flows from financing activities:
Payments on reducing revolving line of credit	(10,000)	(12,500)
Proceeds from reducing revolving line of credit	8,000	22,000
Proceeds from exercise of stock options	2,110	—
Deferred financing costs paid	(185)	—
Dividends paid	(3,314)	(6,565)
Other	261	(258)
Net cash (used in) provided by financing activities	(3,128)	2,677

Effect of foreign exchange rate changes on cash	(230)	140

Increase in cash and cash equivalents	1,862	1,616

Cash and cash equivalents at beginning of period	2,120	4,289

Cash and cash equivalents at end of period	$3,982	$5,905

Supplemental Disclosures
Income taxes paid, net of receipts	$8,677	$7,148
Interest paid	$367	$418
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$504	$2,446
Restricted stock issued from treasury shares	$779	$372

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations and cash flows for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 2.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2013	2012	2013	2012
Balance, beginning of period	$(122)	$518	$628	$(117)
Foreign currency translation gain (loss) in other comprehensive income	(1,179)	(500)	(1,929)	135
Balance, end of period	$(1,301)	$18	$(1,301)	$18

NOTE 3.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2013 or 2012. No customer accounted for more than 10% of total trade receivables as of June 30, 2013 or December 31, 2012.

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

NOTE 4.                    RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2013	2012
Trade	$33,014	$32,787
Unbilled revenue	1,396	1,529
Other	289	99
Total receivables	34,699	34,415
Allowance for doubtful accounts	(464)	(468)
Receivables, net	$34,235	$33,947

NOTE 5.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2013	2012
Cell development costs	$65,239	$64,994
Land and improvements	18,090	14,920
Buildings and improvements	55,949	55,177
Railcars	17,375	17,375
Vehicles and other equipment	42,235	39,689
Construction in progress	14,985	12,454
Total property and equipment	213,873	204,609
Accumulated depreciation and amortization	(100,579)	(94,817)
Property and equipment, net	$113,294	$109,792

Depreciation and amortization expense for each of the three months ended June 30, 2013 and 2012 was $3.6 million. Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $7.1 million and $6.8 million, respectively.

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

	(unaudited)	(unaudited)
	Three Months Ended	Six Months Ended
$s in thousands, except per share amounts	June 30, 2012	June 30, 2012
Pro forma combined:
Revenue	$42,011	$78,494
Net income	$6,248	$10,739
Earnings per share
Basic	$0.34	$0.59
Diluted	$0.34	$0.59

The amounts of revenue and operating income from US Ecology Michigan included in US Ecology’s consolidated statements of operations for the three months ended June 30, 2013 were $3.4 million and $288,000, respectively. The amounts of revenue and operating income from US Ecology Michigan included in US Ecology’s consolidated statements of operations for the six months ended June 30, 2013 were $6.2 million and $193,000, respectively.

NOTE 7.                    GOODWILL AND INTANGIBLE ASSETS

The Company’s entire goodwill balance has been assigned to the Operating Disposal Facilities reporting segment.  Changes in goodwill for the six months ended June 30, 2013 consisted of the following:

$s in thousands	Goodwill
Balance at December 31, 2012	$23,105
Foreign currency translation	(1,188)
Balance at June 30, 2013	$21,917

Intangible assets consisted of the following:

$s in thousands	June 30, 2013	December 31, 2012
Amortizing intangible assets:
Developed software	$333	$352
Database	95	100
Customer relationships	5,046	5,269
Technology - Formulae and processes	8,645	9,144
Permits, licenses and lease	26,553	28,085
Non-compete agreements	20	20
Total amortizing intangible assets	40,692	42,970
Accumulated amortization	(3,659)	(3,120)

Nonamortizing intangible assets:
Permits and licenses	750	750
Tradename	162	171
Total intangible assets, net	$37,945	$40,771

Amortization expense for the three months ended June 30, 2013 and 2012 was $362,000 and $374,000, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $729,000 and $724,000, respectively.

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

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or the LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At June 30, 2013, the effective interest rate on the Revolving Line of Credit was 1.44%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2013, there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million, with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million (the “Reducing Revolving Commitment Amount”).  Proceeds from the Reducing Revolving Line of Credit were used to acquire all of the shares of Stablex in 2010 and to acquire US Ecology Michigan in 2012. Remaining borrowings are available for working capital needs. The Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each March, June, September and December beginning March 31, 2013, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At June 30, 2013, the effective interest rate of the Reducing Revolving Line of Credit was 1.44%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable.  At June 30, 2013, $43.0 million was outstanding on the Reducing Revolving Line of Credit with $26.4 million available for additional borrowings.

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

At June 30, 2013, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes in closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2013	June 30, 2013

Closure and post-closure obligations, beginning of period	$16,586	$17,362
Accretion expense	306	613
Payments	(128)	(1,171)
Adjustments	550	550
Currency translation	(62)	(102)
Closure and post-closure obligations, end of period	17,252	17,252
Less current portion	(937)	(937)
Long-term portion	$16,315	$16,315

NOTE 10.             INCOME TAXES

During the six months ended June 30, 2013, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months.

Our effective tax rate for the three months ended June 30, 2013 was 35.0%, down from 38.6% for the three months ended June 30, 2012. Our effective tax rate for the six months ended June 30, 2013 was 35.9%, down from 38.8% for the six months ended June 30, 2012. The decrease for both the three and six months ended June 30, 2013 reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes.

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

Litigation and Regulatory Proceedings

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

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on the merits of a proposed settlement are ongoing with the U.S. EPA. We recognized a charge of $238,000 during the second quarter of 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this enforcement matter.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Operating Leases

In May 2013, we executed a new lease for corporate office space in Boise, Idaho.  Future minimum lease payments on this non-cancelable operating lease as of June 30, 2013 consisted of the following:

$s in thousands	Payments
2013	$34
2014	245
2015	301
2016	310
2017	318
Thereafter	382
$1,590

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended June 30,
$s and shares in thousands, except per share	2013		2012
amounts	Basic	Diluted	Basic	Diluted
Net income	7,210	$7,210	$6,362	$6,362
Weighted average basic shares outstanding	18,401	18,401	18,228	18,228

Dilutive effect of stock options and restricted stock		82		36
Weighted average diluted shares outstanding		18,483		18,264

Earnings per share	$0.39	$0.39	$0.35	$0.35
Anti-dilutive shares excluded from calculation		196		331

	Six Months Ended June 30,
$s and shares in thousands, except per share	2013		2012
amounts	Basic	Diluted	Basic	Diluted
Net income	$12,616	$12,616	$10,885	$10,885
Weighted average basic shares outstanding	18,362	18,362	18,223	18,223

Dilutive effect of stock options and restricted stock		84		36
Weighted average diluted shares outstanding		18,446		18,259

Earnings per share	$0.69	$0.68	$0.60	$0.60
Anti-dilutive shares excluded from calculation		208		324

NOTE 13.             EQUITY

During the six months ended June 30, 2013, option holders exercised 238,345 options, respectively, with a weighted-average exercise price of $18.95 per option. During the six months ended June 30, 2013, the Company issued 46,700 shares of restricted stock from our treasury stock at an average cost of $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended June 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue - Treatment and disposal	$38,724	$6	$—	$38,730
Revenue - Transportation services	7,047	—	—	7,047
Total revenue	45,771	6	—	45,777
Direct operating costs	19,705	54	—	19,759
Transportation costs	7,090	—	—	7,090
Gross profit (loss)	18,976	(48)	—	18,928
Selling, general & administrative expense	3,267	—	3,252	6,519
Operating income (loss)	15,709	(48)	(3,252)	12,409
Interest income (expense), net	2	—	(222)	(220)
Foreign currency gain (loss)	320	—	(1,513)	(1,193)
Other income	91	3	—	94
Income (loss) before income taxes	16,122	(45)	(4,987)	11,090
Income tax expense	—	—	3,880	3,880
Net income (loss)	$16,122	$(45)	$(8,867)	$7,210
Depreciation, amortization & accretion	$4,051	$52	$10	$4,113
Capital expenditures	$5,689	$—	$89	$5,778
Total assets	$213,197	$88	$8,058	$221,343

Three Months Ended June 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue - Treatment and disposal	$35,963	$7	$—	$35,970
Revenue - Transportation services	4,010	—	—	4,010
Total revenue	39,973	7	—	39,980
Direct operating costs	18,576	57	—	18,633
Transportation costs	4,020	1	—	4,021
Gross profit (loss)	17,377	(51)	—	17,326
Selling, general & administrative expense	2,921	—	3,445	6,366
Operating income (loss)	14,456	(51)	(3,445)	10,960
Interest income (expense), net	4	—	(204)	(200)
Foreign currency gain (loss)	17	—	(938)	(921)
Other income	521	1	—	522
Income (loss) before income taxes	14,998	(50)	(4,587)	10,361
Income tax expense	—	—	3,999	3,999
Net income (loss)	$14,998	$(50)	$(8,586)	$6,362
Depreciation, amortization & accretion	$4,215	$54	$11	$4,280
Capital expenditures	$3,350	$—	$7	$3,357
Total assets	$206,652	$103	$9,370	$216,125

Six Months Ended June 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue - Treatment and disposal	$75,064	$10	$—	$75,074
Revenue - Transportation services	13,602	—	—	13,602
Total revenue	88,666	10	—	88,676
Direct operating costs	40,736	107	—	40,843
Transportation costs	13,523	—	—	13,523
Gross profit (loss)	34,407	(97)	—	34,310
Selling, general & administrative expense	5,913	—	6,332	12,245
Operating income (loss)	28,494	(97)	(6,332)	22,065
Interest income (expense), net	6	—	(442)	(436)
Foreign currency gain (loss)	432	—	(2,563)	(2,131)
Other income	186	5	—	191
Income (loss) before income taxes	29,118	(92)	(9,337)	19,689
Income tax expense	—	—	7,073	7,073
Net income (loss)	$29,118	$(92)	$(16,410)	$12,616
Depreciation, amortization & accretion	$8,291	$104	$18	$8,413
Capital expenditures	$12,415	$—	$115	$12,530
Total assets	$213,197	$88	$8,058	$221,343

Six Months Ended June 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue - Treatment and disposal	$65,908	$11	$—	$65,919
Revenue - Transportation services	7,074	—	—	7,074
Total revenue	72,982	11	—	72,993
Direct operating costs	36,159	112	—	36,271
Transportation costs	7,319	1	—	7,320
Gross profit (loss)	29,504	(102)	—	29,402
Selling, general & administrative expense	5,442	—	6,529	11,971
Operating income (loss)	24,062	(102)	(6,529)	17,431
Interest income (expense), net	9	—	(428)	(419)
Foreign currency gain (loss)	(82)	—	252	170
Other income	601	1	—	602
Income (loss) before income taxes	24,590	(101)	(6,705)	17,784
Income tax expense	—	—	6,899	6,899
Net income (loss)	$24,590	$(101)	$(13,604)	$10,885
Depreciation, amortization & accretion	$8,059	$108	$21	$8,188
Capital expenditures	$5,710	$17	$16	$5,743
Total assets	$206,652	$103	$9,370	$216,125

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed consisted of the following:

Geographic disclosure

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2013	2012	2013	2012
United States	$32,620	$30,939	$64,019	$55,538
Canada	13,157	9,041	24,657	17,455
Total revenue	$45,777	$39,980	$88,676	$72,993

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location consisted of the following:

	June 30,	December 31,
$s in thousands	2013	2012
United States	$85,875	$81,605
Canada	65,364	68,958
Total long-lived assets	$151,239	$150,563

NOTE 15.             SUBSEQUENT EVENT

On July 1, 2013, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 17, 2013. The dividend was paid using cash on hand on July 25, 2013 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2013

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

On May 31, 2012, the Company acquired 100% of the outstanding shares of US Ecology Michigan, Inc. (“US Ecology Michigan”), formerly Dynecol, Inc., a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million, including net working capital adjustments. The acquisition strengthens our presence in key mid-western and eastern U.S. and Canadian markets. In addition, US Ecology Michigan provides us with an opportunity to win more Event Business (as defined below) work; increase service delivery to existing customers including national accounts; expand our transportation logistics services; and attract new customers.  Management also believes that the acquisition offers meaningful synergies in combination with our Stablex facility. Revenue from US Ecology Michigan included in US Ecology’s consolidated statements of operations was $6.2 million for the six months ended June 30, 2013.

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

Our customers may be divided into categories to better evaluate period-to-period changes in treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or discrete “clean-up” project “Event Business”).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues by category for the three and six months ended June 30, 2013 and 2012.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended June 30,
Category	Description	2013	2012
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	50%	52%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	15%	17%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	13%	8%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	12%	6%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	6%	13%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes US Ecology Michigan which was acquired on May 31, 2012

Customer		% of Treatment and Disposal Revenue (1),(2) for the Six Months Ended June 30,
Category	Description	2013	2012
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	51%	53%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	15%	18%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	12%	9%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	11%	5%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	7%	11%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes US Ecology Michigan which was acquired on May 31, 2012

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For each of the three and six month periods ended June 30, 2013, approximately 37% of our T&D revenue was derived from Event Business projects (excluding US Ecology Michigan). The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the hazardous and radioactive waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2013 and 2012 in dollars and as a percentage of total revenue.

$s and shares in thousands, except per share amounts	Three Months Ended June 30,				Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%

Revenue	$45,777	100.0%	$39,980	100.0%	$88,676	100.0%	$72,993	100.0%
Direct operating costs	19,759	43.2%	18,633	46.6%	40,843	46.1%	36,271	49.7%
Transportation costs	7,090	15.5%	4,021	10.1%	13,523	15.2%	7,320	10.0%

Gross profit	18,928	41.3%	17,326	43.3%	34,310	38.7%	29,402	40.3%

Selling, general and administrative expenses	6,519	14.2%	6,366	15.9%	12,245	13.8%	11,971	16.4%
Operating income	12,409	27.1%	10,960	27.4%	22,065	24.9%	17,431	23.9%

Other income (expense):
Interest income	2	0.0%	4	0.0%	7	0.0%	9	0.0%
Interest expense	(222)	-0.5%	(204)	-0.5%	(443)	-0.5%	(428)	-0.6%
Foreign currency gain (loss)	(1,193)	-2.6%	(921)	-2.3%	(2,131)	-2.4%	170	0.2%
Other	94	0.2%	522	1.3%	191	0.2%	602	0.9%
Total other income (expense)	(1,319)	-2.9%	(599)	-1.5%	(2,376)	-2.7%	353	0.5%

Income before income taxes	11,090	24.2%	10,361	25.9%	19,689	22.2%	17,784	24.4%
Income taxes	3,880	8.4%	3,999	10.0%	7,073	8.0%	6,899	9.5%
Net income	$7,210	15.8%	$6,362	15.9%	$12,616	14.2%	$10,885	14.9%

Earnings per share:
Basic	$0.39		$0.35		$0.69		$0.60
Dilutive	$0.39		$0.35		$0.68		$0.60

Shares used in earnings per share calculation:
Basic	18,401		18,228		18,362		18,223
Dilutive	18,483		18,264		18,446		18,259

Dividends paid per share	$0.18		$0.18		$0.18		$0.36

Other Financial Data:
Adjusted EBITDA (1)	$16,927		$15,420		$30,841		$26,002

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2013	2012	2013	2012

Net income	$7,210	$6,362	$12,616	$10,885
Income tax expense	3,880	3,999	7,073	6,899
Interest expense	222	204	443	428
Interest income	(2)	(4)	(7)	(9)
Foreign currency (gain) loss	1,193	921	2,131	(170)
Other income	(94)	(522)	(191)	(602)
Depreciation and amortization of plant and equipment	3,632	3,571	7,071	6,794
Amortization of intangibles	362	374	729	724
Stock-based compensation	218	180	363	383
Accretion and non-cash adjustment of closure & post-closure liabilities	306	335	613	670
Adjusted EBITDA	$16,927	$15,420	$30,841	$26,002

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Revenue. Revenue increased 15% to $45.8 million for the second quarter of 2013, up from $40.0 million for the second quarter of 2012.  This increase reflects an 8% increase in T&D revenue and a 76% increase in transportation service revenue compared to the second quarter of 2012. The increase in transportation service revenue reflects more Event Business projects utilizing the Company’s transportation and logistics services.

During the second quarter of 2013, we disposed of 253,000 tons of hazardous and radioactive waste, down 3% from 261,000 tons disposed in the second quarter of 2012. Average selling price increased 13% during the second quarter of 2013 compared to the same quarter last year, reflecting a more favorable service mix.

US Ecology Michigan, which was acquired on May 31, 2012, contributed $3.4 million of total revenue during the second quarter of 2013, compared with $1.1 million in the second quarter of 2012.  Revenue from US Ecology Michigan is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During the second quarter of 2013, T&D revenue from recurring Base Business customers increased 5% compared to the second quarter of 2012 and comprised 63% of T&D revenue. This compared to 64% of T&D revenue in the second quarter of 2012. As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our broker and refinery Base Business customer categories, partially offset by lower T&D revenue from our “other industry” Base Business customer category.

Event Business revenue in the second quarter of 2013 increased 7% as compared to the same quarter in 2012 and was 37% of T&D revenue for the second quarter of 2013. This compared to 36% of T&D revenue in the second quarter of 2012. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up and refinery Event Business customer categories, partially offset by lower T&D revenue from our government and broker Event Business customer categories.

The following table summarizes our T&D revenue growth (both Base and Event Business) by customer category for the second quarter of 2013 compared to the second quarter of 2012.

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Private clean-up	113%
Refinery	75%
Rate regulated	4%
Broker	2%
Other industry	-7%
Government	-49%

T&D revenue from private clean-up projects increased 113% in the second quarter of 2013 compared to the second quarter of 2012.  This increase primarily reflects revenue from a closed nuclear fuel fabrication facility decommissioning project and an east coast clean-up project.

T&D revenue from our refinery customers increased 75% in the second quarter of 2013 compared to the second quarter of 2012. This increase primarily reflects higher disposal volumes and improved pricing on thermal recycling projects sourced directly from refinery customers.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 4% in the second quarter of 2013 compared to the second quarter of 2012. Our Richland facility operates under a State-approved annual revenue requirement. The increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Our broker business increased 2% in the second quarter of 2013 compared to the second quarter of 2012. This increase was the result of shipments across the broad range of government and industry waste generators directly served by multiple broker customers, partially offset by lower volumes of brokered thermal recycling projects.

Our other industry revenue category decreased 7% in the second quarter of 2013 compared to the second quarter of 2012 as a result of reduced shipments from this broadly diverse industrial customer category.

Government clean-up business revenue decreased 49% in the second quarter of 2013 compared to the second quarter of 2012 due to reduced shipments from the U.S. Army Corps of Engineers (“USACE”). Event Business under our USACE contract contributed $1.4 million, or 3%, of total revenue in the second quarter of 2013 compared to $3.6 million, or 9%, of total revenue in the second quarter of 2012. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 62% in the second quarter of 2013 compared with the second quarter of 2012. This decrease was due to project-specific timing at multiple USACE clean-up sites and ongoing federal spending reductions. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter. In May 2013, the Company received notice from USACE that they intend to exercise the two-year option on our base contract originally expiring in 2013.

Gross Profit. Gross profit for the second quarter of 2013 increased 9% to $18.9 million, up from $17.3 million in the second quarter of 2012. This increase primarily reflects a higher average selling price in the second quarter of 2013 compared to the second quarter of 2012. Gross margin was 41% in the second quarter of 2013, down from 43% in the second quarter of 2012. T&D gross margin was 49% in the second quarter of 2013 compared to 48% in the second quarter of 2012. The increase in T&D gross margin primarily reflects a more favorable service mix in the second quarter of 2013 compared to the second quarter of 2012.

Selling, General and Administrative (“SG&A”). SG&A expenses increased to $6.5 million, or 14% of total revenue, in the second quarter of 2013 compared with $6.4 million, or 16% of total revenue, in the second quarter of 2012. The increase primarily reflects higher payroll expenses, a contingency accrual associated with the U.S. EPA matter at our Robstown, Texas facility (refer to Note 11) and a full quarter of SG&A expenses related to Michigan operations in 2013, partially offset by lower variable incentive compensation and business development expenses.

Interest expense. Interest expense in the second quarter of 2013 was $222,000, up from $204,000 in the second quarter of 2012, primarily reflecting higher average debt levels in the second quarter of 2013.

Foreign Currency Gain (Loss). We recognized a $1.2 million non-cash foreign currency loss in the second quarter of 2013 compared with a $921,000 non-cash foreign currency loss in the second quarter of 2012. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2013, we had $42.8 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the second quarter of 2013 was $94,000, down from $522,000 in the second quarter of 2012. The decrease primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during the second quarter of 2012.

Income tax expense.  Our effective tax rate for the second quarter of 2013 was 35.0%, down from 38.6% in the second quarter of 2012. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes. As of June 30, 2013 we had unrecognized tax benefits of $438,000 that, if recognized would favorably affect the effective tax rate.  As of June 30, 2013, we have recorded $36,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be between 36.0% and 37.0%.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Revenue. Revenue increased 21% to $88.7 million for the first six months of 2013, up from $73.0 million for the first six months of 2012.  This increase reflects a 14% increase in T&D revenue and a 92% increase in transportation service revenue compared to the first six months of 2012. The increase in transportation service revenue reflects more Event Business projects utilizing the Company’s transportation and logistics services.

We disposed of 476,000 tons of hazardous and radioactive waste during both the first six months of 2013 and 2012.  Average selling price increased 15% during the first six months of 2013 compared to the first six months of 2012, reflecting a higher proportion of treated waste in the first six months of 2013.

US Ecology Michigan, which was acquired on May 31, 2012, contributed $6.2 million of total revenue during the first six months of 2013, compared with $1.1 million in the second quarter of 2012. Revenue from US Ecology Michigan is excluded from quarterly percentages of Base and Event Business and customer category information in the following paragraphs.

During the first six months of 2013, T&D revenue from recurring Base Business customers increased 1% compared to the first six months of 2012 and comprised 63% of T&D revenue. This compared to 68% of T&D revenue in the first six months of 2012. As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our broker and refinery Base Business customer categories, partially offset by lower T&D revenue from our “other industry” and governmental Base Business customer categories.

Event Business revenue in the first six months of 2013 increased 25% compared to the first six months in 2012 and was 37% of T&D revenue for the first six months of 2013. This compared to 32% of T&D revenue in the first six months of 2012. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up and refinery Event Business customer categories, partially offset by lower T&D revenue from our government Event Business customer category.

The following table summarizes our T&D revenue growth (both Base and Event Business) by customer category for the first six months of 2013 compared to the first six months of 2012.

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Private clean-up	121%
Refinery	51%
Rate regulated	9%
Broker	5%
Other industry	-9%
Government	-30%

T&D revenue from private clean-up projects increased 121% in the first six months of 2013 compared to the first six months of 2012.  This increase primarily reflects revenue from a closed nuclear fuel fabrication facility decommissioning project and an east coast clean-up project.

T&D revenue from our refinery customers increased 51% in the first six months of 2013 compared to the first six months of 2012. This increase primarily reflects higher disposal volumes and improved pricing on thermal recycling projects sourced directly from refinery customers.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 9% in the first six months of 2013 compared to the first six months of 2012. Our Richland facility operates under a State-approved annual revenue requirement. The increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Our broker business increased 5% in the first six months of 2013 compared to the first six months of 2012. This increase was the result of shipments across the broad range of government and industry waste generators directly served by multiple broker customers, partially offset by lower volumes of brokered thermal recycling projects.

Our other industry revenue category decreased 9% in the first six months of 2013 compared to the first six months of 2012 as a result of reduced shipments from this broadly diverse industrial customer category.

Government clean-up business revenue decreased 30% in the first six months of 2013 compared to the first six months of 2012 due to reduced shipments from USACE. Event Business under our USACE contract contributed $3.1 million, or 4%, of total revenue in the first six months of 2013 compared to $5.2 million, or 7%, of total revenue in the first six months of 2012. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 40% in the first six months of 2013 compared with the first six months of 2012. This decrease was due to project-specific timing at multiple USACE clean-up sites and ongoing federal spending reductions. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the first six months of 2013.

Gross Profit. Gross profit for the first six months of 2013 increased 17% to $34.3 million, up from $29.4 million in the first six months of 2012. This increase primarily reflects a higher average selling price in the first six months of 2013 compared to the first six months of 2012. Gross margin was 39% in the first six months of 2013, down from 40% in the first six months of 2012. T&D gross margin was 46% in the first six months of 2013 compared to 45% in the first six months of 2012. The increase in T&D gross margin primarily reflects a more favorable service mix in the first six months of 2013 compared to the first six months of 2012.

Selling, General and Administrative. SG&A expenses increased to $12.2 million, or 14% of total revenue, in the first six months of 2013, compared with $12.0 million, or 16% of total revenue, in the first six months of 2012. The increase primarily reflects a full six months of SG&A expenses related to Michigan operations in 2013, higher payroll expenses and a contingency accrual associated with the U.S. EPA matter at our Robstown, Texas facility (refer to Note 11), partially offset by lower variable incentive compensation and business development expenses.

Interest expense. Interest expense in the first six months of 2013 was $443,000, up from $428,000 in the first six months of 2012, primarily reflecting higher average debt levels in the first six months of 2013.

Foreign Currency Gain (Loss). We recognized $2.1 million non-cash foreign currency loss in the first six months of 2013 compared with a $170,000 non-cash foreign currency gain in the first six months of 2012. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the first six months of 2013 was $191,000, down from $602,000 in the first six months of 2012. The decrease primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during the second quarter of 2012.

Income tax expense.  Our effective tax rate for the first six months of 2013 was 35.9%, down from 38.8% in the first six months of 2012. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes. As of June 30, 2013 we had unrecognized tax benefits of $438,000 that, if recognized would favorably affect the effective tax rate.  As of June 30, 2013, we have recorded $36,000 of cumulative interest expense associated with this unrecognized tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At June 30, 2013, we had $4.0 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, interest, and principal payments and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the six months ended June 30, 2013, net cash provided by operating activities was $17.7 million. This primarily reflects net income of $12.6 million, non-cash depreciation, amortization and accretion of $8.4 million and unrealized non-cash foreign currency losses of $2.4 million, partially offset by a decrease in accrued salaries and benefits of $2.4 million, a decrease in deferred income taxes of $1.7 million and a decrease in other working capital of $2.1 million. Impacts on net income are due to the factors discussed above under Results of Operations.  The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2013 for accrued fiscal year 2012 incentive compensation.

Days sales outstanding were 67 days as of June 30, 2013, compared to 61 days at December 31, 2012 and 68 days at June 30, 2012.

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

Investing Activities. For the six months ended June 30, 2013, net cash used in investing activities was $12.5 million, primarily related to capital expenditures. Significant capital projects included the purchase of land for future site development at our Robstown, Texas location, relocation of administrative offices at our Beatty, Nevada location to accommodate disposal capacity expansion, construction of additional disposal capacity at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at all of our operating disposal facilities.

For the six months ended June 30, 2012, net cash used in investing activities was $16.8 million, primarily related to our acquisition of US Ecology Michigan for $11.2 million, net of cash acquired, and capital expenditures of $5.7 million.  Significant capital projects included construction of additional disposal capacity at our Grand View, Idaho and Blainville, Quebec, Canada locations and equipment purchases at our operating disposal facilities.

Financing Activities. For the six months ended June 30, 2013, net cash used in financing activities was $3.1 million, consisting primarily of $3.3 million of dividend payments to our stockholders and $2.0 million of net repayments under the Credit Agreement, partially offset by $2.1 million of proceeds from stock option exercises.

For the six months ended June 30, 2012, net cash provided by financing activities was $2.7 million, consisting primarily of $22.0 million of borrowings under the Credit Agreement incurred primarily to finance the US Ecology Michigan acquisition, partially offset by repayments under the Credit Agreement of $12.5 million and $6.6 million of dividend payments to our stockholders.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In May 2013, we executed a new lease for corporate office space in Boise, Idaho.  Future minimum lease payments on this non-cancelable operating lease as of June 30, 2013 consisted of the following:

$s in thousands	Payments
2013	$34
2014	245
2015	301
2016	310
2017	318
Thereafter	382
$1,590

There were no other material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2013. For detailed information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At June 30, 2013, we had $43.0 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 1.44%.  If interest rates were to rise, we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $43.0 million under our Credit Agreement at June 30, 2013, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $430,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the six months ended June 30, 2013, Stablex transacted approximately 60% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2013, we had $42.8 million of intercompany loans outstanding between Stablex and US Ecology. During the six months ended June 30, 2013, the CAD weakened as compared to the USD resulting in a $2.6 million non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of June 30, 2013, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2013 would have generated a gain or loss of approximately $428,000 for the six months ended June 30, 2013.

We had total pre-tax foreign currency losses of $1.2 million and $2.1 million for the three and six months ended June 30, 2013, respectively.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Although negotiations on the merits of a proposed settlement are ongoing with the U.S. EPA, we recognized a charge of $238,000 during the second quarter of 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this matter.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

10.63	Management Incentive Plan (Executive) Effective January 1, 2013*

10.64	Executive Sales Incentive Plan Effective January 1, 2013*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 1, 2013	/s/ Eric L. Gerratt
Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer