Form 10-Q
period 2013-09-30
US ECOLOGY, INC.
filed 2013-10-31
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

At October 25, 2013, there were 18,534,510 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

(In thousands, except par value amount)

	September 30, 2013	December 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$4,378	$2,120
Receivables, net	40,794	33,947
Prepaid expenses and other current assets	4,076	3,161
Deferred income taxes	888	1,276
Total current assets	50,136	40,504

Property and equipment, net	115,284	109,792
Restricted cash	4,111	4,111
Intangible assets, net	38,354	40,771
Goodwill	22,359	23,105
Other assets	487	411
Total assets	$230,731	$218,694

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$8,070	$6,333
Deferred revenue	6,439	3,919
Accrued liabilities	8,291	7,322
Accrued salaries and benefits	5,925	7,570
Income taxes payable	3,168	426
Current portion of closure and post-closure obligations	894	1,913
Total current liabilities	32,787	27,483

Long-term closure and post-closure obligations	16,286	15,449
Reducing revolving line of credit	35,500	45,000
Other long-term liabilities	80	114
Unrecognized tax benefits	477	467
Deferred income taxes	15,693	18,159
Total liabilities	100,823	106,672

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 18,534 and 18,385 shares issued, respectively	185	184
Additional paid-in capital	65,838	63,969
Retained earnings	64,723	48,424
Treasury stock, at cost, 19 and 71 shares, respectively	(319)	(1,183)
Accumulated other comprehensive income (loss)	(519)	628
Total stockholders’ equity	129,908	112,022
Total liabilities and stockholders’ equity	$230,731	$218,694

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$53,090	$45,739	$141,766	$118,732
Direct operating costs	20,902	19,893	61,745	56,164
Transportation costs	10,568	7,257	24,091	14,577
Gross profit	21,620	18,589	55,930	47,991
Selling, general and administrative expenses	6,108	6,196	18,353	18,167
Operating income	15,512	12,393	37,577	29,824
Other income (expense):
Interest income	4	4	11	13
Interest expense	(208)	(231)	(651)	(659)
Foreign currency gain (loss)	683	1,605	(1,448)	1,775
Other	77	70	268	672
Total other income (expense)	556	1,448	(1,820)	1,801
Income before income taxes	16,068	13,841	35,757	31,625
Income tax expense	5,740	5,179	12,813	12,078
Net income	$10,328	$8,662	$22,944	$19,547

Earnings per share:
Basic	$0.56	$0.48	$1.25	$1.07
Diluted	$0.56	$0.47	$1.24	$1.07

Shares used in earnings per share calculation:
Basic	18,459	18,236	18,395	18,228
Diluted	18,533	18,270	18,475	18,262

Dividends paid per share	$0.18	$0.18	$0.36	$0.54

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$10,328	$8,662	$22,944	$19,547
Other comprehensive income (loss):
Foreign currency translation gain (loss)	782	944	(1,147)	1,079
Comprehensive income	$11,110	$9,606	$21,797	$20,626

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,944	$19,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,792	10,222
Amortization of intangible assets	1,092	1,096
Accretion of closure and post-closure obligations	927	1,018
Unrealized foreign currency (gain) loss	1,706	(2,034)
Deferred income taxes	(1,646)	(785)
Share-based compensation expense	601	564
Unrecognized tax benefits	10	10
Net (gain) loss on sale of property and equipment	12	(34)
Changes in assets and liabilities:
Receivables	(7,218)	(1,994)
Income tax receivable	—	187
Other assets	(833)	(213)
Accounts payable and accrued liabilities	1,004	(3,485)
Deferred revenue	2,564	(112)
Accrued salaries and benefits	(1,541)	875
Income tax payable	2,752	515
Closure and post-closure obligations	(989)	(544)
Net cash provided by operating activities	32,177	24,833

Cash flows from investing activities:
Purchases of property and equipment	(15,590)	(12,433)
Business acquisition, net of cash acquired	—	(10,743)
Proceeds from sale of property and equipment	64	465
Restricted cash	—	5
Net cash used in investing activities	(15,526)	(22,706)

Cash flows from financing activities:
Payments on reducing revolving line of credit	(19,000)	(17,000)
Proceeds from reducing revolving line of credit	9,500	26,000
Proceeds from exercise of stock options	2,192	—
Deferred financing costs paid	(185)	—
Dividends paid	(6,645)	(9,850)
Other	(58)	(259)
Net cash used in financing activities	(14,196)	(1,109)

Effect of foreign exchange rate changes on cash	(197)	217

Increase in cash and cash equivalents	2,258	1,235

Cash and cash equivalents at beginning of period	2,120	4,289

Cash and cash equivalents at end of period	$4,378	$5,524

Supplemental Disclosures
Income taxes paid, net of receipts	$11,467	$12,155
Interest paid	$547	$616
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$550	$956
Capital expenditures in accounts payable	$2,526	$973
Restricted stock issued from treasury shares	$864	$372

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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

NOTE 2.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2013	2012	2013	2012
Balance, beginning of period	$(1,301)	$18	$628	$(117)
Foreign currency translation gain (loss) in other comprehensive income	782	944	(1,147)	1,079
Balance, end of period	$(519)	$962	$(519)	$962

NOTE 3.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

Revenue from a single customer accounted for 14% of total revenue for the three months ended September 30, 2013. No other customer accounted for more than 10% of total revenue for the three months ended September 30, 2013 or 2012. No customer accounted for more than 10% of total revenue for the nine months ended September 30, 2013 or 2012.

Receivables from a single customer accounted for approximately 18% of total trade receivables as of September 30, 2013.  No other customer accounted for more than 10% of total trade receivables as of September 30, 2013. No customer accounted for more than 10% of total trade receivables as of December 31, 2012.

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

NOTE 4.                    RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2013	2012

Trade	$39,031	$32,787
Unbilled revenue	1,489	1,529
Other	681	99
Total receivables	41,201	34,415
Allowance for doubtful accounts	(407)	(468)
Receivables, net	$40,794	$33,947

NOTE 5.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2013	2012

Cell development costs	$65,708	$64,994
Land and improvements	18,166	14,920
Buildings and improvements	56,605	55,177
Railcars	17,375	17,375
Vehicles and other equipment	42,985	39,689
Construction in progress	18,891	12,454
Total property and equipment	219,730	204,609
Accumulated depreciation and amortization	(104,446)	(94,817)
Property and equipment, net	$115,284	$109,792

Depreciation and amortization expense for each of the three months ended September 30, 2013 and 2012 was $3.7 million and $3.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $10.8 million and $10.2 million, respectively.

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

(unaudited)
Nine Months Ended
$s in thousands, except per share amounts	September 30, 2012
Pro forma combined:
Revenue	$124,233
Net income	$19,402
Earnings per share
Basic	$1.06
Diluted	$1.06

The amounts of revenue and operating income from US Ecology Michigan included in US Ecology’s consolidated statements of operations for the nine months ended September 30, 2013 were $9.4 million and $255,000, respectively.

NOTE 7.                    GOODWILL AND INTANGIBLE ASSETS

The Company’s entire goodwill balance has been assigned to the Operating Disposal Facilities reporting segment.  Changes in goodwill for the nine months ended September 30, 2013 consisted of the following:

$s in thousands	Goodwill
Balance at December 31, 2012	$23,105
Foreign currency translation	(746)
Balance at September 30, 2013	$22,359

Intangible assets consisted of the following:

$s in thousands	September 30, 2013	December 31, 2012
Amortizing intangible assets:
Developed software	$340	$352
Database	97	100
Customer relationships	5,128	5,269
Technology - Formulae and processes	8,831	9,144
Permits, licenses and lease	27,123	28,085
Non-compete agreements	20	20
Total amortizing intangible assets	41,539	42,970
Accumulated amortization	(4,100)	(3,120)

Nonamortizing intangible assets:
Permits and licenses	750	750
Tradename	165	171
Total intangible assets, net	$38,354	$40,771

Amortization expense for the three months ended September 30, 2013 and 2012 was $362,000 and $372,000, respectively. Amortization expense for each of the nine month periods ended September 30, 2013 and 2012 was $1.1 million.

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

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or the LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At September 30, 2013, the effective interest rate on the Revolving Line of Credit was 1.43%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2013, there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million, with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million (the “Reducing Revolving Commitment Amount”).  Proceeds from the Reducing Revolving Line of Credit were used to acquire all of the shares of Stablex in 2010 and to acquire US Ecology Michigan in 2012. Remaining borrowings are available for working capital needs. The Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each March, June, September and December beginning March 31, 2013, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At September 30, 2013, the effective interest rate of the Reducing Revolving Line of Credit was 1.43%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable.  At September 30, 2013, $35.5 million was outstanding on the Reducing Revolving Line of Credit with $31.2 million available for additional borrowings.

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

At September 30, 2013, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes in closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2013	September 30, 2013

Closure and post-closure obligations, beginning of period	$17,252	$17,362
Accretion expense	314	927
Payments	(369)	(1,539)
Adjustments	—	550
Currency translation	(17)	(120)
Closure and post-closure obligations, end of period	17,180	17,180
Less current portion	(894)	(894)
Long-term portion	$16,286	$16,286

NOTE 10.             INCOME TAXES

During the nine months ended September 30, 2013, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months.

Our effective tax rate for the three months ended September 30, 2013 was 35.7%, down from 37.4% for the three months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2013 was 35.8%, down from 38.2% for the nine months ended September 30, 2012. The decrease for both the three and nine months ended September 30, 2013 reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2010 through 2012. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2008 through 2012.

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

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on the merits of a proposed settlement are ongoing with the U.S. EPA. We recognized a charge of $238,000 during the second quarter of 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this pending enforcement matter.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Operating Leases

In May 2013, we executed a new lease for corporate office space in Boise, Idaho.  Future minimum lease payments on this non-cancelable operating lease as of September 30, 2013 consisted of the following:

$s in thousands	Payments
2013	$17
2014	245
2015	301
2016	310
2017	318
Thereafter	382
$1,573

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended September 30,
$s and shares in thousands, except per share	2013		2012
amounts	Basic	Diluted	Basic	Diluted
Net income	10,328	$10,328	$8,662	$8,662
Weighted average basic shares outstanding	18,459	18,459	18,236	18,236

Dilutive effect of stock options and restricted stock		74		34
Weighted average diluted shares outstanding		18,533		18,270

Earnings per share	$0.56	$0.56	$0.48	$0.47
Anti-dilutive shares excluded from calculation		174		324

	Nine Months Ended September 30,
$s and shares in thousands, except per share	2013		2012
amounts	Basic	Diluted	Basic	Diluted
Net income	$22,944	$22,944	$19,547	$19,547
Weighted average basic shares outstanding	18,395	18,395	18,228	18,228

Dilutive effect of stock options and restricted stock		80		34
Weighted average diluted shares outstanding		18,475		18,262

Earnings per share	$1.25	$1.24	$1.07	$1.07
Anti-dilutive shares excluded from calculation		197		324

NOTE 13.             EQUITY

During the nine months ended September 30, 2013, option holders exercised 242,970 options with a weighted-average exercise price of $18.93 per option. Option holders exercised 127,652 of these options via net share settlement. During the nine months ended September 30, 2013, the Company issued 51,800 shares of restricted stock from our treasury stock at an average cost of $16.68 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended September 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$42,489	$6	$—	$42,495
Revenue - Transportation services	10,595	—	—	10,595
Total revenue	53,084	6	—	53,090
Direct operating costs	20,847	55	—	20,902
Transportation costs	10,568	—	—	10,568
Gross profit (loss)	21,669	(49)	—	21,620
Selling, general & administrative expense	2,611	—	3,497	6,108
Operating income (loss)	19,058	(49)	(3,497)	15,512
Interest income (expense), net	4	—	(208)	(204)
Foreign currency gain (loss)	(233)	—	916	683
Other income	75	2	—	77
Income (loss) before income taxes	18,904	(47)	(2,789)	16,068
Income tax expense	—	—	5,740	5,740
Net income (loss)	$18,904	$(47)	$(8,529)	$10,328
Depreciation, amortization & accretion	$4,336	$52	$9	$4,397
Capital expenditures	$2,915	$—	$145	$3,060
Total assets	$222,503	$87	$8,141	$230,731

Three Months Ended September 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$38,578	$5	$—	$38,583
Revenue - Transportation services	7,156	—	—	7,156
Total revenue	45,734	5	—	45,739
Direct operating costs	19,838	55	—	19,893
Transportation costs	7,257	—	—	7,257
Gross profit (loss)	18,639	(50)	—	18,589
Selling, general & administrative expense	2,868	—	3,328	6,196
Operating income (loss)	15,771	(50)	(3,328)	12,393
Interest income (expense), net	4	—	(231)	(227)
Foreign currency gain (loss)	(165)	—	1,770	1,605
Other income	68	2	—	70
Income (loss) before income taxes	15,678	(48)	(1,789)	13,841
Income tax expense	—	—	5,179	5,179
Net income (loss)	$15,678	$(48)	$(6,968)	$8,662
Depreciation, amortization & accretion	$4,083	$54	$11	$4,148
Capital expenditures	$6,690	$—	$—	$6,690
Total assets	$215,786	$97	$7,847	$223,730

Nine Months Ended September 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$117,553	$16	$—	$117,569
Revenue - Transportation services	24,197	—	—	24,197
Total revenue	141,750	16	—	141,766
Direct operating costs	61,583	162	—	61,745
Transportation costs	24,091	—	—	24,091
Gross profit (loss)	56,076	(146)	—	55,930
Selling, general & administrative expense	8,524	—	9,829	18,353
Operating income (loss)	47,552	(146)	(9,829)	37,577
Interest income (expense), net	10	—	(650)	(640)
Foreign currency gain (loss)	199	—	(1,647)	(1,448)
Other income	261	7	—	268
Income (loss) before income taxes	48,022	(139)	(12,126)	35,757
Income tax expense	—	—	12,813	12,813
Net income (loss)	$48,022	$(139)	$(24,939)	$22,944
Depreciation, amortization & accretion	$12,628	$156	$27	$12,811
Capital expenditures	$15,330	$—	$260	$15,590
Total assets	$222,503	$87	$8,141	$230,731

Nine Months Ended September 30, 2012 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$104,486	$16	$—	$104,502
Revenue - Transportation services	14,230	—	—	14,230
Total revenue	118,716	16	—	118,732
Direct operating costs	55,997	167	—	56,164
Transportation costs	14,576	1	—	14,577
Gross profit (loss)	48,143	(152)	—	47,991
Selling, general & administrative expense	8,310	—	9,857	18,167
Operating income (loss)	39,833	(152)	(9,857)	29,824
Interest income (expense), net	13	—	(659)	(646)
Foreign currency gain (loss)	(247)	—	2,022	1,775
Other income	669	3	—	672
Income (loss) before income taxes	40,268	(149)	(8,494)	31,625
Income tax expense	—	—	12,078	12,078
Net income (loss)	$40,268	$(149)	$(20,572)	$19,547
Depreciation, amortization & accretion	$12,142	$162	$32	$12,336
Capital expenditures	$12,400	$17	$16	$12,433
Total assets	$215,786	$97	$7,847	$223,730

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed consisted of the following:

Geographic disclosure

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2013	2012	2013	2012
United States	$37,833	$36,100	$101,852	$91,658
Canada	15,257	9,639	39,914	27,074
Total revenue	$53,090	$45,739	$141,766	$118,732

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location consisted of the following:

	September 30,	December 31,
$s in thousands	2013	2012
United States	$86,851	$81,605
Canada	66,787	68,958
Total long-lived assets	$153,638	$150,563

NOTE 15.             SUBSEQUENT EVENT

On October 1, 2013, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 18, 2013. The dividend was paid using cash on hand on October 25, 2013 in an aggregate amount of $3.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

October 31, 2013

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

On May 31, 2012, the Company acquired 100% of the outstanding shares of US Ecology Michigan, Inc. (“US Ecology Michigan”), formerly Dynecol, Inc., a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million, including net working capital adjustments. The acquisition strengthens our presence in key mid-western and eastern U.S. and Canadian markets. In addition, US Ecology Michigan provides us with an opportunity to win more Event Business (as defined below) work; increase service delivery to existing customers including national accounts; expand our transportation logistics services; and attract new customers.  Management also believes that the acquisition offers meaningful synergies in combination with our Stablex facility. Revenue from US Ecology Michigan included in US Ecology’s consolidated statements of operations was $9.4 million for the nine months ended September 30, 2013.

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

Our customers may be divided into categories to better evaluate period-to-period changes in treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or discrete “clean-up” project “Event Business”).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues by category for the three and nine months ended September 30, 2013 and 2012.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended September 30,
Category	Description	2013	2012
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	45%	50%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	18%	5%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	16%	19%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	10%	8%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	7%	14%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes US Ecology Michigan which was acquired on May 31, 2012

Customer		% of Treatment and Disposal Revenue (1),(2) for the Nine Months Ended September 30,
Category	Description	2013	2012
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	48%	52%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	16%	19%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	14%	5%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	11%	8%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	7%	12%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

(2) Excludes US Ecology Michigan which was acquired on May 31, 2012

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three and nine month ended September 30, 2013, approximately 42% and 39%, respectively, of our T&D revenue was derived from Event Business projects (excluding US Ecology Michigan). The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversies, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the hazardous and radioactive waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2013 and 2012 in dollars and as a percentage of total revenue.

$s and shares in thousands, except per	Three Months Ended September 30,				Nine Months Ended September 30,
share amounts	2013	%	2012	%	2013	%	2012	%

Revenue	$53,090	100.0%	$45,739	100.0%	$141,766	100.0%	$118,732	100.0%
Direct operating costs	20,902	39.4%	19,893	43.5%	61,745	43.6%	56,164	47.3%
Transportation costs	10,568	19.9%	7,257	15.9%	24,091	16.9%	14,577	12.3%

Gross profit	21,620	40.7%	18,589	40.6%	55,930	39.5%	47,991	40.4%

Selling, general and administrative expenses	6,108	11.5%	6,196	13.5%	18,353	13.0%	18,167	15.3%
Operating income	15,512	29.2%	12,393	27.1%	37,577	26.5%	29,824	25.1%

Other income (expense):
Interest income	4	0.0%	4	0.0%	11	0.0%	13	0.0%
Interest expense	(208)	-0.4%	(231)	-0.5%	(651)	-0.5%	(659)	-0.6%
Foreign currency gain (loss)	683	1.4%	1,605	3.5%	(1,448)	-1.0%	1,775	1.5%
Other	77	0.1%	70	0.2%	268	0.2%	672	0.6%
Total other income (expense)	556	1.1%	1,448	3.2%	(1,820)	-1.3%	1,801	1.5%

Income before income taxes	16,068	30.3%	13,841	30.3%	35,757	25.2%	31,625	26.6%
Income taxes	5,740	10.8%	5,179	11.4%	12,813	9.0%	12,078	10.1%
Net income	$10,328	19.5%	$8,662	18.9%	$22,944	16.2%	$19,547	16.5%

Earnings per share:
Basic	$0.56		$0.48		$1.25		$1.07
Dilutive	$0.56		$0.47		$1.24		$1.07

Shares used in earnings per share calculation:
Basic	18,459		18,236		18,395		18,228
Dilutive	18,533		18,270		18,475		18,262

Dividends paid per share	$0.18		$0.18		$0.36		$0.54

Other Financial Data:
Adjusted EBITDA (1)	$20,147		$16,722		$50,989		$42,724

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2013	2012	2013	2012

Net income	$10,328	$8,662	$22,944	$19,547
Income tax expense	5,740	5,179	12,813	12,078
Interest expense	208	231	651	659
Interest income	(4)	(4)	(11)	(13)
Foreign currency (gain) loss	(683)	(1,605)	1,448	(1,775)
Other income	(77)	(70)	(268)	(672)
Depreciation and amortization of plant and equipment	3,721	3,428	10,792	10,222
Amortization of intangibles	362	372	1,092	1,096
Stock-based compensation	238	181	601	564
Accretion and non-cash adjustment of closure & post-closure liabilities	314	348	927	1,018
Adjusted EBITDA	$20,147	$16,722	$50,989	$42,724

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue. Revenue increased 16% to $53.1 million for the third quarter of 2013, up from $45.7 million for the third quarter of 2012.  This increase reflects a 10% increase in T&D revenue and a 48% increase in transportation service revenue compared to the third quarter of 2012. The increase in transportation service revenue reflects more Event Business projects utilizing the Company’s transportation and logistics services.

We disposed of 266,000 tons of hazardous and radioactive waste in both the third quarter of 2013 and 2012. Average selling price increased 10% during the third quarter of 2013 compared to the same quarter last year, reflecting a more favorable service mix.

US Ecology Michigan, which was acquired on May 31, 2012, contributed $3.2 million of total revenue during the third quarter of 2013, compared with $2.9 million in the third quarter of 2012.  Revenue from US Ecology Michigan is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

During the third quarter of 2013, T&D revenue from recurring Base Business customers was consistent with the third quarter of 2012 and comprised 58% of T&D revenue. This compared to 64% of T&D revenue in the third quarter of 2012. As discussed further below, higher T&D revenue from “other industry” and government Base Business customer categories was partially offset by lower T&D revenue from our broker and rate regulated Base Business customer categories.

Event Business revenue in the third quarter of 2013 increased 23% as compared to the same quarter in 2012 and was 42% of T&D revenue for the third quarter of 2013. This compared to 36% of T&D revenue in the third quarter of 2012. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up and refinery Event Business customer categories, partially offset by lower T&D revenue from our government and “other industry” Event Business customer categories.

The following table summarizes our T&D revenue growth (both Base and Event Business) by customer category for the third quarter of 2013 compared to the third quarter of 2012.

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Private clean-up	297%
Refinery	35%
Other industry	-2%
Broker	-4%
Rate regulated	-9%
Government	-46%

T&D revenue from private clean-up projects increased 297% in the third quarter of 2013 compared to the third quarter of 2012.  This increase primarily reflects revenue from a nuclear fuel fabrication facility decommissioning project and an east coast clean-up project.

T&D revenue from our refinery customers increased 35% in the third quarter of 2013 compared to the third quarter of 2012. This increase primarily reflects higher disposal volumes and improved pricing on thermal recycling projects sourced directly from refinery customers.

Our other industry revenue category decreased 2% in the third quarter of 2013 compared to the third quarter of 2012 as a result of reduced shipments from this broadly diverse industrial customer category.

Our broker business decreased 4% in the third quarter of 2013 compared to the third quarter of 2012. This decrease was the result of lower shipments across the broad range of government and industry waste generators directly served by multiple broker customers, including lower volumes of brokered thermal recycling projects.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility decreased 9% in the third quarter of 2013 compared to the third quarter of 2012. Our Richland facility operates under a State-approved annual revenue requirement. The decrease reflects the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 46% in the third quarter of 2013 compared to the third quarter of 2012 due to a military base clean-up project in the third quarter of 2012 and reduced shipments from the U.S. Army Corps of Engineers (“USACE”). Event Business under our USACE contract contributed $1.4 million, or 3%, of total revenue in the third quarter of 2013 compared to $2.7 million, or 6%, of total revenue in the third quarter of 2012. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 48% in the third quarter of 2013 compared with the third quarter of 2012. This decrease was due to project-specific timing at multiple USACE clean-up sites and ongoing federal spending reductions. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter. In July 2013, USACE exercised an option to extend the Company’s base contract through July 2015.

Gross Profit. Gross profit for the third quarter of 2013 increased 16% to $21.6 million, up from $18.6 million in the third quarter of 2012. This increase primarily reflects a higher average selling price in the third quarter of 2013 compared to the third quarter of 2012. Gross margin was 41% in both the third quarter of 2013 and 2012. T&D gross margin was 51% in the third quarter of 2013 compared to 48% in the third quarter of 2012. The increase in T&D gross margin primarily reflects a more favorable service mix in the third quarter of 2013 compared to the third quarter of 2012.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased to $6.1 million, or 12% of total revenue, in the third quarter of 2013 compared with $6.2 million, or 14% of total revenue, in the third quarter of 2012. The decrease primarily reflects lower business development expenses.

Interest expense. Interest expense in the third quarter of 2013 was $208,000, down from $231,000 in the third quarter of 2012, primarily reflecting lower average debt levels in the third quarter of 2013.

Foreign Currency Gain (Loss). We recognized a $683,000 non-cash foreign currency gain in the third quarter of 2013 compared with a $1.6 million non-cash foreign currency gain in the third quarter of 2012. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2013, we had $40.1 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the third quarter of 2013 was $77,000, up from $70,000 in the third quarter of 2012.

Income tax expense.  Our effective tax rate for the third quarter of 2013 was 35.7%, down from 37.4% in the third quarter of 2012. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes. As of September 30, 2013 we had unrecognized tax benefits of $438,000 that, if recognized would favorably affect the effective tax rate.  As of September 30, 2013, we have recorded $39,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be approximately 36.0%.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenue. Revenue increased 19% to $141.8 million for the first nine months of 2013, up from $118.7 million for the first nine months of 2012.  This increase reflects a 13% increase in T&D revenue and a 70% increase in transportation service revenue compared to the first nine months of 2012. The increase in transportation service revenue reflects more Event Business projects utilizing the Company’s transportation and logistics services.

We disposed of 742,000 tons of hazardous and radioactive waste during the first nine months of both 2013 and 2012.  Average selling price increased 13% during the first nine months of 2013 compared to the first nine months of 2012, reflecting a more favorable service mix in the first nine months of 2013.

US Ecology Michigan, which was acquired on May 31, 2012, contributed $9.4 million of total revenue during the first nine months of 2013, compared with $4.0 million during the first nine months of 2012. Revenue from US Ecology Michigan is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

During the first nine months of 2013, T&D revenue from recurring Base Business customers increased 1% compared to the first nine months of 2012 and comprised 61% of T&D revenue. This compared to 67% of T&D revenue in the first nine months of 2012. As discussed further below, the slight increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our broker and refinery Base Business customer categories, partially offset by lower T&D revenue from our governmental and “other industry” Base Business customer categories.

Event Business revenue in the first nine months of 2013 increased 24% compared to the first nine months in 2012 and was 39% of T&D revenue for the first nine months of 2013. This compared to 33% of T&D revenue in the first nine months of 2012. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up and refinery Event Business customer categories, partially offset by lower T&D revenue from our government Event Business customer category.

The following table summarizes our T&D revenue growth (both Base and Event Business) by customer category for the first nine months of 2013 compared to the first nine months of 2012.

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Private clean-up	187%
Refinery	46%
Rate regulated	3%
Broker	2%
Other industry	-7%
Government	-36%

T&D revenue from private clean-up projects increased 187% in the first nine months of 2013 compared to the first nine months of 2012.  This increase primarily reflects revenue from a nuclear fuel fabrication facility decommissioning project and an east coast clean-up project.

T&D revenue from our refinery customers increased 46% in the first nine months of 2013 compared to the first nine months of 2012. This increase primarily reflects higher disposal volumes and improved pricing on thermal recycling projects sourced directly from refinery customers.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 3% in the first nine months of 2013 compared to the first nine months of 2012. Our Richland facility operates under a State-approved annual revenue requirement. The increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Our broker business increased 2% in the first nine months of 2013 compared to the first nine months of 2012. This increase was the result of shipments across the broad range of government and industry waste generators directly served by multiple broker customers, partially offset by lower volumes of brokered thermal recycling projects.

Our other industry revenue category decreased 7% in the first nine months of 2013 compared to the first nine months of 2012 as a result of reduced shipments from this broadly diverse industrial customer category.

Government clean-up business revenue decreased 36% in the first nine months of 2013 compared to the first nine months of 2012 due to reduced shipments from USACE. Event Business under our USACE contract contributed $4.5 million, or 3%, of total revenue in the first nine months of 2013 compared to $7.9 million, or 7%, of total revenue in the first nine months of 2012. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 43% in the first nine months of 2013 compared with the first nine months of 2012. This decrease was due to project-specific timing at multiple USACE clean-up sites and ongoing federal spending reductions. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the first nine months of 2013.

Gross Profit. Gross profit for the first nine months of 2013 increased 17% to $55.9 million, up from $48.0 million in the first nine months of 2012. This increase primarily reflects a higher average selling price in the first nine months of 2013 compared to the first nine months of 2012. Gross margin was 39% in the first nine months of 2013, compared to 40% in the first nine months of 2012. T&D gross margin was 47% in the first nine months of 2013 compared to 46% in the first nine months of 2012 reflecting a more favorable service mix.

Selling, General and Administrative. SG&A expenses increased to $18.4 million, or 13% of total revenue, in the first nine months of 2013, compared with $18.2 million, or 15% of total revenue, in the first nine months of 2012. The increase primarily reflects a full nine months of SG&A expenses related to Michigan operations in 2013, higher payroll expenses and a contingency accrual associated with the U.S. EPA matter at our Robstown, Texas facility (refer to Note 11), partially offset by lower variable incentive compensation and business development expenses.

Interest expense. Interest expense in the first nine months of 2013 was $651,000, down from $659,000 in the first nine months of 2012, primarily reflecting lower average debt levels in the first nine months of 2013.

Foreign Currency Gain (Loss). We recognized $1.4 million non-cash foreign currency loss in the first nine months of 2013 compared with a $1.8 million non-cash foreign currency gain in the first nine months of 2012. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2013, we had $40.1 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the first nine months of 2013 was $268,000, down from $672,000 in the first nine months of 2012. The decrease primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during the first nine months of 2012.

Income tax expense.  Our effective tax rate for the first nine months of 2013 was 35.8%, down from 38.2% in the first nine months of 2012. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes. As of September 30, 2013 we had unrecognized tax benefits of $438,000 that, if recognized would favorably affect the effective tax rate.  As of September 30, 2013, we have recorded $39,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be approximately 36.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At September 30, 2013, we had $4.4 million in cash and cash equivalents immediately available for operations. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, interest, and principal payments and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the nine months ended September 30, 2013, net cash provided by operating activities was $32.2 million. This primarily reflects net income of $22.9 million, non-cash depreciation, amortization and accretion of $12.8 million, an increase in income taxes payable of $2.8 million, an increase in deferred revenue of $2.6 million, unrealized non-cash foreign currency losses of $1.7 million and share-based compensation expense of $601,000, partially offset by an increase in receivables of $7.2 million, a decrease in deferred income taxes of $1.7 million and an increase in other working capital of $2.4 million. Impacts on net income are due to the factors discussed above under Results of Operations.  The increase in income taxes payable is primarily attributable to the timing of income tax payments. The increase in receivables is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project.

Days sales outstanding were 67 days as of September 30, 2013, compared to 61 days at December 31, 2012 and 68 days at September 30, 2012.

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

Investing Activities. For the nine months ended September 30, 2013, net cash used in investing activities was $15.5 million, primarily related to capital expenditures. Significant capital projects included the purchase of land for future expansion of our Robstown, Texas location, construction of additional disposal capacity at our Beatty, Nevada and Blainville, Quebec, Canada locations, relocation of administrative offices at our Beatty, Nevada location to accommodate disposal capacity expansion and equipment purchases and infrastructure upgrades at all of our operating facilities.

For the nine months ended September 30, 2012, net cash used in investing activities was $22.7 million, primarily related to our acquisition of US Ecology Michigan for $10.7 million, net of cash acquired, and capital expenditures of $12.4 million.  Significant capital projects included construction of additional disposal capacity at our Grand View, Idaho and Blainville, Quebec, Canada locations and equipment purchases at our operating disposal facilities.

Financing Activities. For the nine months ended September 30, 2013, net cash used in financing activities was $14.2 million, consisting primarily of $9.5 million of net repayments under the Credit Agreement and $6.6 million of dividend payments to our stockholders, partially offset by $2.2 million of proceeds from stock option exercises.

For the nine months ended September 30, 2012, net cash provided by financing activities was $1.1 million, consisting primarily of $9.9 million of dividends paid to our stockholders, partially offset by net borrowings under the Credit Agreement of $9.0 million incurred primarily to finance the US Ecology Michigan acquisition.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In May 2013, we executed a new lease for corporate office space in Boise, Idaho.  Future minimum lease payments on this non-cancelable operating lease as of September 30, 2013 consisted of the following:

$s in thousands	Payments
2013	$17
2014	245
2015	301
2016	310
2017	318
Thereafter	382
$1,573

There were no other material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2013. For detailed information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At September 30, 2013, we had $35.5 million of borrowings on the Reducing Revolving Line of Credit bearing an interest rate of 1.43%.  If interest rates were to rise, we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $35.5 million under our Credit Agreement at September 30, 2013, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our annual interest expense would increase by approximately $355,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2013, Stablex transacted approximately 63% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2013, we had $40.1 million of intercompany loans outstanding between Stablex and US Ecology. During the nine months ended September 30, 2013, the CAD weakened as compared to the USD resulting in a $1.6 million non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of September 30, 2013, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2013 would have generated a gain or loss of approximately $401,000 for the nine months ended September 30, 2013.

We had a total pre-tax foreign currency gain of $683,000 for the three months ended September 30, 2013 and a total pre-tax foreign currency loss of $1.4 million for the nine months ended September 30, 2013.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Although negotiations on the merits of a proposed settlement are ongoing with the U.S. EPA, we recognized a charge of $238,000 during the second quarter of 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this pending enforcement matter.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

10.1	Executive Employment Agreement, dated September 7, 2013, between Jeffrey R. Feeler and US Ecology, Inc.*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: October 31, 2013	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer