Form 10-K
period 2013-12-31
US ECOLOGY, INC.
filed 2014-02-25
CIK 742126

Use these links to rapidly review the document
US ECOLOGY, INC. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0000-11688

US ECOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3889638 (I.R.S. Employer Identification No.)
251 E. Front St., Suite 400 Boise, Idaho (Address of principal executive offices)	83702 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2013 was approximately $501.9 million based on the closing price of $27.44 per share as reported on the NASDAQ Global Market System.

At February 21, 2014, there were 21,542,384 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 22, 2014 to be filed within 120 days after the registrant's fiscal year ended December 31, 2013, portions of which are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include the replacement of non-recurring event clean-up projects, a loss of a major customer, our ability to permit and contract for timely construction of new or expanded disposal cells, our ability to renew our operating permits or lease agreements with regulatory bodies, loss of key personnel, compliance with and changes to applicable laws, rules, or regulations, access to insurance, surety bonds and other financial assurances, a deterioration in our labor relations or labor disputes, our ability to perform under required contracts, failure to realize anticipated benefits and operational performance from acquired operations, adverse economic or market conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, access to cost effective transportation services, fluctuations in foreign currency markets, lawsuits, our willingness or ability to pay dividends, implementation of new technologies, and our ability to effectively execute our acquisition strategy and integrate future acquisitions.

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

ITEM 1.    BUSINESS

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
US Ecology, the Company, "we," "our," "us"	US Ecology, Inc., and its subsidiaries
AEA	Atomic Energy Act of 1954, as amended
CEPA	Canadian Environmental Protection Act (1999)
CERCLA or "Superfund"	Comprehensive Environmental Response, Compensation and Liability Act of 1980
FUSRAP	U.S. Army Corps of Engineers Formerly Utilized Site Remedial Action Program
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NRC	U.S. Nuclear Regulatory Commission
PCBs	Polychlorinated biphenyls
QEQA	Québec Environmental Quality Act
RCRA	Resource Conservation and Recovery Act of 1976
SEC	U. S. Securities and Exchange Commission
TSCA	Toxic Substances Control Act of 1976
USACE	U.S. Army Corps of Engineers
USEPA	U.S. Environmental Protection Agency
WUTC	Washington Utilities and Transportation Commission

US Ecology, through our subsidiaries, provides radioactive, hazardous, PCB and non-hazardous industrial waste management and recycling services to commercial and government entities, such as refineries and chemical production facilities, manufacturers, electric utilities, steel mills, medical and academic institutions and waste brokers/aggregators. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America. US Ecology and its predecessor companies have been in business for more than 60 years. We operate within North America and employed 458 people as of December 31, 2013.

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

We operate within two business segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. These segments reflect our current operational status and internal reporting structure. Operating Disposal Facilities accept hazardous waste, non-hazardous waste, LARM and LLRW and include our RCRA permitted waste treatment and disposal facilities near Beatty, Nevada; Grand View, Idaho; Detroit, Michigan; and Robstown, Texas, our AEA permitted disposal facility near Richland, Washington and our Blainville, Québec, Canada facility. Our Washington, Idaho and (to a lesser degree) Texas and Nevada facilities also accept certain NORM/NARM waste and LARM. Non-Operating Disposal Facilities include our former disposal facilities in Sheffield, Illinois; Beatty, Nevada; and Bruneau, Idaho and a former hazardous waste processing and deep-well injection operation in Winona, Texas. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Financial information with respect to each segment is further discussed in Note 18 to the Consolidated Financial Statements located in Item 8—Financial Statements and Supplementary Data to this Form 10-K.

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

Operating Disposal Facilities

We derive revenue from treating and disposing of hazardous, non-hazardous industrial and radioactive waste in government permitted facilities. We also derive revenue from transportation services generally to move material from the customer location to one or more of our facilities. Treatment and disposal ("T&D") revenue can be broken down into two categories: "Base Business" and "Event Business." Base Business tends to be waste generated through on-going industrial processes that are recurring in nature. Event Business is waste generated from a discrete waste clean-up project that is one-time in nature. The duration of Event Business projects can last from a one-week clean-up of a small contaminated site to a multiple year clean-up project.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2013, approximately 40% of our T&D revenue (excluding USEM, which was acquired on May 31, 2012) was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from recurring customers ("Base Business") also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. Transportation-related revenue can account for as much as 75% of total project revenue for waste transported by rail from the eastern United States and other locations distant to our Grand View, Idaho and Robstown, Texas facilities.

The types of waste received, also referred to as "service mix," can produce significant quarter-to-quarter and year-to-year variations in revenue, average selling price, gross profit, gross margin, operating profit and net income for both Base Business and Event Business. Event Business contributed approximately 40% and 35% of disposal revenue (excluding transportation and USEM revenue) for the years ended December 31, 2013 and 2012, respectively. Base Business represented approximately 60% and 65% of disposal revenue (excluding transportation and USEM revenue) for the years ended December 31, 2013 and 2012, respectively. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the favorable operating leverage inherent to the largely fixed-cost nature of the waste disposal business. Contribution margin is influenced by whether the waste is directly disposed ("direct disposal") or requires the application of chemical reagents, absorbents or other additives (variable costs) to treat the waste prior to disposal.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may also be bundled with for-profit logistics and field services support work.

Beatty, Nevada RCRA/TSCA Facility.    Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. USEN subleases 80 acres from the State of Nevada located within a 400 acre buffer zone leased by the State of Nevada from the federal government. The Company believes this dedicated buffer zone is a viable location for expansion to accommodate future disposal operations. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) that area reaches full capacity and can no longer accept waste (an estimated life of three years using 2013 volume); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The facility is a hazardous waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA and is permitted to treat and dispose of RCRA, TSCA and certain NRC-exempt radioactive waste. The facility was the first hazardous waste site in the nation to receive authorization to receive TSCA regulated materials, and remains a national outlet for TSCA regulated waste. The facility provides full RCRA treatment and solidification services for industrial and government customers. The facility also performs chemical oxidation on organic contaminated wastes and oil refinery catalysts, providing a cost-effective alternative to incineration. The facility is regulated under permits issued by the Nevada Department of Environmental Protection and the USEPA. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for future closure and post-closure costs.

Richland, Washington LLRW Facility.    Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased by the State of Washington from the federal government on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of

Richland, Washington. USEW subleases this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State in 2005 for ten years with four ten-year renewal options. The facility is an LLRW disposal facility serving the Northwest Interstate and Rocky Mountain Compacts. The facility accepts Class A, B, and C commercial LLRW from within the Northwest and Rocky Mountain Compacts, and NORM/NARM waste including radium sources produced by customers nationwide. The facility is one of only three full-service Class A, B, and C disposal facilities in the nation. Our personnel have extensive experience safely managing nuclear reactor internal components and high dose rate radioactive waste packages through the use of shielding and remote handling devices. The facility is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020. The State assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State maintains separate, dedicated trust funds for future closure and post-closure costs.

Robstown, Texas RCRA Facility.    Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own an additional 673 acres of adjacent land for future expansion. We also own 174 acres of land five miles west of the facility adjacent to a rail line where we have operated a rail transfer station since 2006. The facility is a hazardous waste treatment, storage and disposal facility permitted under Subtitle C of RCRA. The facility is permitted to store PCB waste for off-site shipment and treat and dispose of RCRA and PCB remediation waste. Specializing in serving the petrochemical industry of the Gulf Coast region, the facility provides stabilization, solidification, chemical oxidation, and waste brokerage services to industrial and government customers. A low temperature thermal desorption unit was added in 2008 for recycling of petroleum wastes and refinery cracking catalysts. This service alternative for oil-bearing hazardous waste from petroleum refineries produces recycled products for energy recovery, re-refining, and recovery of molybdenum and other valuable metals. The facility also accepts low-concentration NRC-exempt radioactive waste which is also exempted under Texas regulations with concurrence from the Texas Commission on Environmental Quality.

Grand View, Idaho RCRA/TSCA Facility.    Our Grand View, Idaho facility, purchased in 2001, is located on 1,252 acres of Company-owned land approximately 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately two miles east of the facility that provides a clay source for site operations (liner construction and waste treatment). We also own 189 acres where our rail transfer station is located approximately 30 miles northeast of the disposal facility. This site has two enclosed rail-to-truck waste transfer facilities located adjacent to the main line of the Union Pacific Railroad. The facility is a hazardous waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA. The facility is permitted to treat and dispose of RCRA and TSCA wastes, as well as a wide range of low-activity radioactive wastes and NORM/NARM, Technologically Enhanced NORM (TENORM) and other wastes exempted from federal regulation under the AEA. The facility provides treatment and disposal services to both government and private industry waste generators and is a major recipient of U.S. Army Corps of Engineers FUSRAP waste. In 2004, our permit was modified to allow receipt of NRC-exempt source and byproduct material. In 2008 this authorization was expanded to include special nuclear material exempt from NRC regulation.

Detroit, Michigan RCRA Facility.    Our Detroit, Michigan facility, acquired in 2012, has been serving the midwestern and eastern U.S. industrial markets for nearly 40 years. The facility is located on six acres of Company-owned land in an industrialized section of Detroit, Michigan. The facility is permitted to accept non-hazardous and hazardous materials and treat non-hazardous solids and non-hazardous and hazardous waste water regulated under RCRA. The facility is regulated under permits issued by the Michigan Department of Environmental Quality and the Detroit Sewer and Water Department.

Blainville, Québec, Canada Facility ("Stablex").    Our Stablex facility, acquired in October 2010, has been in operation since 1983 and is located approximately 30 miles northwest of Montreal, Québec, Canada. The facility includes an indoor hazardous and industrial waste treatment and storage facility and a rail transfer station located on 25 acres adjacent to a 325 acre disposal site that is leased from the Province of Québec. The current lease with the Province expires in 2018 and has one five-year renewal term. The facility uses the "Stablex" process to treat and stabilize inorganic hazardous wastes and contaminated soils to produce a non-leachable concrete-like material. We accept a wide range of inorganic wastes and contaminated soils at the facility and specialize in processing hard-to-treat materials, such as cyanides, mercury compounds, strong acids/oxidizers, lab packs, contaminated debris and batteries. The disposal facility is permitted by the Canadian Ministry of Environment and is authorized under the Environmental Quality Act by Order-in-Council for use exclusively for products treated and disposed by Stablex as the lessee. The Province assesses fees to fund a dedicated government trust account to pay for post-closure costs at the disposal site. Stablex is responsible for closing each landfill prior to final closure of the facility. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the five-year permit period. Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil. While there are no specific restrictions on waste soils received from the U.S., non-soil waste received from the U.S. is limited to 350,000 metric tons (385,000 U.S. tons) over the five-year permit period.

Non-Operating Disposal Facilities

Bruneau, Idaho RCRA Site.    This remote 83 acre desert site, acquired in conjunction with the Grand View, Idaho disposal operation in 2001, was closed by the prior owner under an approved RCRA plan. Post-closure monitoring is expected to continue for approximately 16 years, or until 2029, in accordance with permit and regulatory requirements.

Sheffield, Illinois RCRA Site.    We previously operated two hazardous waste disposal areas next to the closed Sheffield LLRW disposal area. The first opened in 1968 and ceased operations in 1974. The second accepted waste from 1974 through 1983. We expect to perform groundwater remediation and monitoring at the hazardous waste site for approximately 12 more years through 2025. The State of Illinois is the licensee responsible for post-closure care of the LLRW facility.

Winona, Texas Site.    From 1980 to 1994, Gibraltar Chemical Resources operated the Winona hazardous waste processing and deep well facility. In 1994, we purchased the facility. Solvent recovery, deep well injection and waste brokering operations were conducted on a nine acre site until 1997 when we ceased operations. We manage the site under a post-closure order with the State of Texas and expect to perform groundwater remediation and monitoring at the site for approximately 26 more years through 2039. We own a 297 acre buffer zone adjacent to the permitted area.

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

In the U.S., hazardous waste is regulated under the RCRA, which created a cradle-to-grave system governing defined hazardous waste from the point of generation to ultimate disposal. RCRA requires waste generators to distinguish between "hazardous" and "non-hazardous" wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. Generally, entities that treat, store, or dispose of hazardous waste must obtain a permit, either from the USEPA or from a state agency to which the USEPA has delegated such authority.

Disposal facilities are typically designed to permanently contain the waste and prevent the release of harmful pollutants into the environment. The most common hazardous waste disposal practice is placement in an engineered disposal unit such as a landfill, surface impoundment, waste pile, land treatment unit or deep injection well. RCRA's hazardous waste permitting program establishes specific requirements that must be followed when managing those wastes.

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry-specific economic conditions, identification and prioritization of new clean-up needs, clean-up project schedules, funding availability and other public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, increase waste throughput efficiency, employ innovative treatment techniques, build market share and increase profitability. Past initiatives that have successfully contributed to our increased operating income include, but are not limited to:

•
acquiring our Grand View, Idaho treatment and disposal facility and rail transfer station in 2001;

•
expanding our radioactive material and hazardous waste permits to manage additional types of waste;

•
expanding our rail transportation services and logistical capabilities through a fleet of Company-owned and leased railcars;

•
adding track, a second main line switch and constructing a second rail-to-truck trans-load building in Idaho;

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

Our Strategy

Our strategy is to capitalize on our unique and difficult-to-replicate disposal assets so that we continue serving the needs of the diverse markets we serve by maintaining a commitment to customer service excellence. We aim to execute on sales and marketing initiatives to drive organic growth and intend to pursue acquisition opportunities that will enhance our capabilities and expand our customer reach. The principal elements of our business strategy are to:

Leverage Regulatory Expertise to Expand Permit Capabilities and Broaden Service Offerings.    We have a proven track record of leveraging our regulatory expertise to broaden our service offerings. As part of this strategy, our sales teams engage customers to identify new service opportunities and work with our regulatory affairs personnel to jointly assess market opportunities through permit expansion. As part of our business strategy, we pursue new service expansion permits and increase the disposal capacity at our landfills, as required by the evolving needs of our customers.

Continue to Build on Our Robust Waste Handling Infrastructure to Increase Revenue from Our Existing Assets.    We have a unique set of treatment, recycling and disposal assets in the highly regulated hazardous and radioactive waste markets. We aim to enhance our treatment capabilities at our existing facilities in order to handle additional waste streams and maximize throughput. We also seek to maximize the utilization of our Company-owned rail assets while providing our customers with flexible and cost-effective disposal solutions. We also continue to invest in our infrastructure to ensure that we have ample surge capacity for increases in our Event Business while continuing to support our Base Business customers. We also expect to continue to expand our thermal recycling of oil bearing hazardous waste, which is performed at our Robstown, Texas site and yields a profitable secondary revenue stream for recovered oil and metals.

Execute on Marketing Initiatives to Grow Organically.    Our sales team is focused on expanding treatment and disposal capabilities for high margin, niche waste streams that our competitors may not be able to obtain the necessary regulatory authorizations for or handle cost-effectively. We expect to expand into new markets and offer new services so we continue harvesting the inherent operating leverage offered by driving incremental volume into our existing disposal facilities. Our strategy is to have our Base Business cover our fixed overhead costs along with a reasonable profit, which allows the majority of T&D revenue generated from our Event Business to be realized as operating profit. We aim to continue building our Base Business while remaining flexible enough to serve event-driven customer needs.

Pursue a Disciplined Acquisition Strategy to Add Complementary Capabilities.    We plan to pursue selective acquisitions that expand our disposal network and geographic footprint. We have had success in recent years with our targeted acquisition strategy, acquiring Stablex in 2010 and Dynecol, Inc. (now USEM) in 2012. Both acquisitions expanded our physical presence and customer base as well as enhanced our service offerings. We continue to seek acquisition opportunities that enable us to fill gaps in capabilities across the hazardous waste value chain while maintaining our commitment to customer service excellence.

Competitive Strengths

Difficult-to-Replicate Infrastructure.    We consider our disposal facilities to be difficult to replicate due to the longstanding regulatory environment for hazardous waste processing facilities, which includes the generally high cost of obtaining permits, multi-year permitting timeframes, uncertainty of outcome, high initial capital expenditures and the potential for both broad-based and local community opposition to the development of new facilities. As a result, it has been at least 15 years since a new hazardous waste landfill or incinerator has been built in the United States. We operate four of twenty landfills in the U.S. and Canada that are permitted to accept RCRA wastes. Our Richland, Washington LLRW facility is one of only three full-service Class A, B, and C disposal facilities in the U. S. One of these three facilities was recently licensed and constructed after a lengthy and expensive process that was underway for well more than a decade. Our personnel have extensive experience safely managing radioactive waste through the use of shielding and remote handling devices. We also own and manage a fleet of 234 gondola railcars and three rail transfer stations. Together, these assets allow us to service a wide range of geographies, customers and industries.

Significant Regulatory and Operating Expertise.    We operate in a highly regulated marketplace. The permitting process for operating disposal assets in our industry is lengthy and complex, requiring a deep understanding of hazardous and radioactive waste regulation. As a result of our regulatory and permitting expertise, we maintain a regulatory compliance and permitting program at our disposal facilities that has allowed us to obtain additional approvals to expand our service offering in terms of the types, amounts and concentrations of wastes that we accept. Our track record of successfully navigating government regulatory and permitting processes serves as a consistent competitive advantage.

A Market Leader in Hazardous & Non-Hazardous Waste Treatment and Disposal.    We are a leader in the North American hazardous waste services sector with more than six decades of experience. In 2013, we disposed over one million tons of regulated waste, including hazardous, non-hazardous, PCBs and radioactive material. Our collection of disposal assets combined with our transportation network provides us with coast-to-coast treatment and disposal capabilities, allowing us to serve a wide mix of customers and industries across the United States and Canada.

Diverse Markets and Customer Base.    In 2013, we serviced approximately 1,000 commercial and governmental entities, such as refineries, chemical production facilities, electric utilities, heavy manufacturers, steel mills, waste brokers and medical and academic institutions. Our broad range of end-markets gives us exposure to a variety of industrial cycles, creating stability for our overall business.

Solid Safety and Compliance Record.    Safety and environmental compliance is a cornerstone of US Ecology's business. The Company has dedicated environmental professionals who oversee and manage safety and environmental programs including, but not limited to, employee training, internal and external audits, safety incentive programs, Voluntary Protection Programs ("VPP"), the Safety & Health

Achievement Recognition Program, and ISO 9001 and ISO 14001 programs. Dedicated senior managers regularly review and discuss environmental and safety results with management to ensure regulatory compliance. In addition, we have received multiple site safety awards including the VPP Star Worksite Award, Thoroughbred Safety Award and the CSX Chemical Safety Award.

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

United States Hazardous Waste Regulation

Our hazardous, industrial, non-hazardous and radioactive materials business is subject to extensive federal and state environmental, health, safety, and transportation laws, regulations, permits and licenses. Local government controls may also apply. The responsible government regulatory agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that these laws and regulations, as well as the specialized services we provide, contribute to demand and create barriers to new competitors seeking to enter the markets we serve.

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

The main federal laws governing hazardous waste management are CEPA and the Transportation of Dangerous Goods Act. Environment Canada is the federal agency with responsibility for environmental matters. CEPA charges Environment Canada and Health Canada with the protection of human health and the environment and seeks to control the production, importation and use of substances in Canada and their impact on the environment. The Export and Import of Hazardous Waste Regulations under CEPA govern trans-border movement of hazardous waste and hazardous recyclable materials. These regulations require that anyone proposing to export or import hazardous waste or hazardous recyclable materials or transport them through Canada notify the Minister of the Environment and obtain a permit to do so.

Our Stablex facility operates in the Province of Québec and is subject to QEQA. This Act, independently developed by the Province, regulates the generation, characterization, transport, treatment and disposal of hazardous wastes. QEQA also provides for the establishment of waste management facilities which are controlled by the provincial statutes and regulations governing releases to air, groundwater and surface water.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2013, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

Insurance policies covering our U.S. closure and post-closure obligations expire in December 2014. While we expect to timely renew these policies as we have in the past, if we are unable to obtain adequate closure, post-closure or environmental insurance, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. For our non-operating facilities, we established an interest bearing trust account to guarantee our post-closure liability, subject to regulatory approval. As of December 31, 2013, we have provided collateral of $4.1 million in funded trust agreements, issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $43.0 million for closure and post-closure obligations. Financial assurance, premium and collateral cost requirement increases may have an adverse impact on our results of operations.

We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2013 we had $845,000 in commercial surety bonds dedicated for closure obligations.

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

Significant Customers

No customer accounted for more than 10% of our revenue for 2013, 2012 or 2011.

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

Our Robstown, Texas facility is well positioned to serve refineries, chemical production plants and other industries concentrated near the Texas Gulf coast. The facility also accepts certain NORM and LARM. The facility is served by a Company-owned rail transfer station approximately five miles west of this facility that extends the facility's geographic reach. In June 2008, we began operating a high-throughput thermal desorption unit at the facility which allows us to accept recyclable, hydrocarbon-based materials.

Our Beatty, Nevada facility primarily competes for business in California, Arizona, Utah and Nevada. Due to the site's superior geologic and climate conditions in the Amargosa Desert, the Beatty, Nevada facility also competes for wastes from more distant locations. The Beatty, Nevada facility competes over a larger geographic area for PCB waste due to the more limited number of TSCA disposal facilities nationwide. The facility also accepts NORM.

Our Grand View, Idaho facility accepts waste from across the U.S. and, on a more limited basis, Canada shipped through our rail transfer station located adjacent to a main east-west rail line, or by truck. Waste throughput has been significantly enhanced by rail track expansions in 2006, 2008 and 2011 and the construction of a second rail-to-truck indoor transfer building in 2006. The Grand View facility's primary markets are RCRA, LARM and mixed waste clean-up projects, and brokered waste. Permit modifications have expanded LARM services. The infrastructure at our Grand View, Idaho facility is capable of handling large volumes of waste from large clean-up projects. For example, between 2005 and 2009 the facility disposed of approximately 1.3 million tons of waste shipped from a Honeywell project in Jersey City, New Jersey.

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

Our Blainville, Québec, Canada facility, Stablex, primarily accepts waste from the eastern Canadian, northeastern and (to a lesser degree) upper midwestern U.S. industrial markets. The Stablex facility accepts inorganic and certain organic hazardous waste in liquid, semi-solid (sludge) or solid form and treats the waste using a patented cementitious stabilization process to immobilize the hazardous constituents rendering the homogenized waste product non-hazardous in accordance with Québec treatment regulations. The waste is then disposed in a secure disposal cell. Stablex accepts waste delivered by truck or by rail.

Our Richland, Washington facility serves LLRW producers in the eight states of the Northwest Interstate Compact. The three Rocky Mountain Compact states may also use our facility. Since we are a designated monopoly LLRW service provider in the Northwest Interstate Compact, the State of Washington approves our disposal rates. Since NORM/NARM is not subject to Compact restrictions, we may accept this waste from all 50 states. Rate regulation does not apply to NORM/NARM pricing since monopoly conditions do not apply.

Our Detroit, Michigan facility primarily competes for business in the midwestern U.S. and Ontario, Canada markets. The facility also competes for certain high concentration liquid caustic acid wastes in the northeastern and southeastern United States. The primary industries served include automotive and related suppliers and other industrial facilities.

Geographical Information.    For the year ended December 31, 2013, we derived $147.1 million or 73% of our revenue in the United States and $54.0 million or 27% of our revenue in Canada. For the year ended December 31, 2012, we derived $130.9 million or 77% of our revenue in the United States and $38.2 million or 23% of our revenue in Canada. For the year ended December 31, 2011, we derived $118.4 million or 76% of our revenue in the United States and $36.5 million or 24% of our revenue in Canada.

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

Personnel

On December 31, 2013, we had 458 employees, of which 11 were members of the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO and CLC (PACE) at our Richland, Washington facility and 107 were members of the Communications, Energy and Paperworkers Union of Canada at our Blainville, Québec, Canada facility.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of US Ecology:

Name	Age	Title
Jeffrey R. Feeler	44	President and Chief Executive Officer
Simon G. Bell	43	Executive Vice President of Operations and Technology Development
Eric L. Gerratt	43	Executive Vice President, Chief Financial Officer and Treasurer
Steven D. Welling	55	Executive Vice President of Sales and Marketing

Jeffrey R. Feeler was appointed President and Chief Executive Officer in May 2013. Mr. Feeler previously served as the Company's President and Chief Operating Officer from October 2012 to May 2013 and as the Company's Vice President and Chief Financial Officer from May 2007 to October 2012. He joined US Ecology in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc. (2005-2006), Albertson's, Inc. (2003-2005) and Hewlett-Packard Company (2002-2003). From 1993 to 2002, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

Simon G. Bell was appointed Executive Vice President of Operations and Technology Development in May 2013 and is responsible for managing both operating and closed facilities. Mr. Bell previously served as the Company's Vice President of Operations from August of 2007 to May 2013. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations. From 2002 to 2005, he was our Idaho facility General Manager and Environmental Manager. His 20 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

Eric L. Gerratt was appointed Executive Vice President, Chief Financial Officer and Treasurer in May 2013. Mr. Gerratt previously served as the Company's Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer from October 2012 to May 2013. He joined US Ecology in August 2007 as Vice President and Controller. He previously held various financial and accounting management positions at SUPERVALU, Inc. (2006-2007) and Albertson's, Inc. (2003-2006). From 1997 to 2003, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Gerratt is a Certified Public Accountant and holds a BS in Accounting from the University of Idaho.

Steven D. Welling was appointed Executive Vice President of Sales and Marketing in May 2013. Mr. Welling previously served as the Company's Senior Vice President, Sales and Marketing from January 2010 to May 2013. He joined US Ecology in 2001 through the Envirosafe Services of Idaho (now US Ecology Idaho) acquisition. He previously served as National Accounts Manager for Envirosource Technologies and Western Sales Manager for Envirosafe Services of Idaho and before that managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University-Stanislaus.

ITEM 1A.    RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2013, approximately 40% of our treatment and disposal revenue (excluding USEM) was derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions, public controversies, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections. Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

The completion of, loss of or failure to renew one or more significant contracts could adversely affect our profitability.

We provide disposal and transportation services to customers on discrete Event Business (non-recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi-year projects can account for a significant portion of our revenue and profit. However, the replacement of 2013 Event Business revenue and earnings depends on multiple factors, many of which are outside of our control including, but not limited to, general and industry-specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities. Our inability to replace the contribution from 2013 Event Business projects with new business could result in a material adverse effect on our financial condition and results of operations.

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

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $493,000 and $483,000 at December 31, 2013 and 2012, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant's environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $50,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2013, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities expire in December 2014 for covered U.S. operating facilities (dedicated state-controlled closure and post-closure funds provide financial assurance for our Washington and Nevada facilities). We continue to use self-funded trust accounts for our post-closure obligations at our U.S. non-operating sites. We use commercial surety bonds for our Canadian operation that expire in November 2014. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post-closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2013, we have $4.1 million in funded trust agreements for post closure obligations at our non-operating properties. We have issued $4.0 million in letters of credit for financial assurance and have insurance policies of approximately $43.0 million for closure and post-closure obligations at covered U.S. operating facilities. We have $845,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial condition and results of operations.

A change or deterioration in labor relations could disrupt our business or increase costs, which could have a material adverse effect on our business, financial condition and results of operations.

The Company is a party to two collective bargaining agreements covering 118, or approximately 26%, of our employees. The agreement covering 107 of our employees at our Blainville, Québec, Canada facility expires in December 2017 and the agreement covering 11 of our employees at our Richland, Washington facility expires in February 2015. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements in a manner acceptable to the Company. Therefore, potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

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

We are required to test goodwill and intangible assets with indefinite useful lives at least annually to determine if impairment has occurred. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in laws or regulations, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. As a result of acquisitions in 2012 and 2010, we have goodwill of $21.7 million and indefinite-lived intangible assets of $910,000 at December 31, 2013 that must be assessed at least annually for impairment.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations could be adversely impacted.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, electric utilities, real estate developers, waste brokers/aggregators serving small manufacturers and other industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by deterioration in the general economy and may curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other discretionary work. Spending by government customers may also be reduced or temporarily suspended due to declining tax revenues that may result from a general deterioration in economic conditions or other federal or state fiscal policy. Factors that can impact general economic conditions and the level of spending by customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

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

We face competition from companies with greater resources, closer geographic proximity, service offerings we do not provide and lower pricing in certain instances. An increase in the number or location of commercial treatment or disposal facilities for hazardous or radioactive waste, significant expansion of existing competitor permitted capabilities, acquisitions by competitors or a decrease in the treatment or disposal fees charged by competitors could materially and adversely affect our results of operations. Our business is also heavily affected by waste disposal fees imposed by government agencies. These fees, which vary from state to state and are periodically adjusted, may adversely impact the competitive environment in which we operate.

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

Revenue at each of our facilities is subject to potential risks from disruptions in rail or truck transportation services relied upon to deliver waste to our facilities. Increases in fuel costs and unforeseen events such as labor disputes, public health pandemics, severe weather, natural disasters and other acts of God, war or terror could prevent or delay shipments and reduce both volumes and revenue. Our rail transportation service agreements with our customers generally allow us to pass on fuel surcharges assessed by the railroads. This may decrease or eliminate our exposure to fuel cost increases. Transportation services may be limited by economic conditions, including increased demand for rail or trucking services, resulting in periods of slower service to the point that individual customer needs cannot be met. No assurance can be given that we can procure transportation services in a timely manner at competitive rates or pass through fuel cost increases in all cases. Such factors could also limit our ability to achieve revenue and earnings objectives.

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

The handling of radioactive, PCBs and hazardous material subjects us to potential liability claims by employees, contractors, property owners, neighbors and others. There can be no assurance that our existing liability insurance is adequate to cover claims asserted against us or that we will be able to maintain adequate insurance in the future. Adverse rulings in judicial or administrative proceedings could also have a material adverse effect on our financial condition and results of operations.

We may not be able or willing to pay future dividends.

Our ability to pay dividends is subject to our future financial condition and certain conditions such as continued compliance with bank covenants contained in our Credit Agreement. Our Board of Directors must also approve any dividends at their sole discretion. Pursuant to our Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. Unforeseen events or situations could cause non-compliance with these bank covenants, or cause the Board of Directors to discontinue or reduce the amount of any future dividend payment.

We may not be able to effectively adopt or adapt to new or improved technologies.

We expect to continue implementing new or improved technologies at our facilities to meet customer service demands and expand our business. If we are unable to identify and implement new technologies in response to market conditions and customer requirements in a timely, cost effective manner, our financial condition and results of operations could be adversely impacted.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the authority to issue additional shares of common stock or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or securities convertible into common stock, or we use shares of our common stock to pay a portion of the purchase price in any future acquisition, the percentage of ownership of our existing stockholders would be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue additional common stock or securities convertible into common stock, such issuance would reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

In the event that we undertake future acquisitions, we may not be able to successfully execute our acquisition strategy.

We may experience delays in making acquisitions or be unable to make the acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we typically compete with other companies, some of which have greater financial and other resources than we do. We may not have available funds or common stock with a sufficient market price to complete an acquisition. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete acquisitions that we otherwise find advantageous.

The timing and number of acquisitions we pursue may cause volatility in our financial results.

We are unable to predict the size, timing and number of acquisitions we may complete. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we also may pay fees and expenses associated with financing acquisitions to investment banks and others. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively impact and cause significant volatility in our financial results and the price of our common stock.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Acquisitions involve multiple risks. Our inability to successfully integrate an acquired business could have a material adverse effect on our financial condition and results of operations. These risks include but are not limited to:

•
failure of the acquired company to achieve anticipated revenues, earnings or cash flows;

•
assumption of liabilities, including those related to environmental matters, that were not disclosed to us or that exceed our estimates;

•
inability to negotiate effective indemnification protection from the seller, or inability to collect in the event of an indemnity claim;

•
problems integrating the purchased operations with our own, which could result in substantial costs and delays or other operational, technical or financial problems;

•
potential compliance issues relating to the protection of health and the environment, compliance with securities laws and regulations, adequacy of internal controls and other matters;

•
diversion of management's attention or other resources from our existing business;

•
risks associated with entering markets or product/service areas in which we have limited prior experience;

•
increases in working capital investment to fund the growth of acquired operations;

•
unexpected capital expenditures to upgrade waste handling or other infrastructure or replace equipment to operate safely and efficiently;

•
potential loss of key employees and customers of the acquired company; and

•
future write-offs of intangible and other assets, including goodwill, if the acquired operations fail to generate sufficient cash flows.

Anti-takeover provisions in our organizational documents and under Delaware law may impede or discourage a takeover, which could cause the market price of our common stock to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders, which, under certain circumstances, could reduce the market price of our common stock. In addition, protective provisions in our Restated Certificate of Incorporation and

Amended and Restated Bylaws or the implementation by our board of directors of a stockholder rights plan could prevent a takeover, which could harm our stockholders.

The price of our common stock has fluctuated in the past and this may make it difficult for shareholders to resell shares of common stock at times or may make it difficult for shareholders to sell shares of common stock at prices they find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected, and may in the future adversely affect, the market price of our common stock. Among the factors that could affect our stock price are:

•
changes in financial estimates and buy/sell recommendations by securities analysts or our failure to meet analysts' revenue or earnings estimates;

•
actual or anticipated variations in our operating results;

•
our earnings releases and financial performance;

•
market conditions in our industry and the general state of the securities markets;

•
fluctuations in the stock price and operating results of our competitors;

•
actions by institutional shareholders;

•
investor perception of us and the industry and markets in which we operate;

•
general economic conditions in the United States and Canada;

•
international disorder and instability in foreign financial markets, including but not limited to potential sovereign defaults; and

•
other factors described in "Risk Factors."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table describes our non-disposal related properties and facilities at December 31, 2013 owned or leased by us.

Location	Segment	Function	Size	Own/Lease
Boise, Idaho	Corporate	Corporate office	16,820 sq. ft.	Lease
Elmore County, Idaho	Operating Disposal Facility	Rail transfer station	189 acres	Own
Robstown, Texas	Operating Disposal Facility	Rail transfer station	174 acres	Own
Bruneau, Idaho	Non-Operating Disposal Facility	Former disposal facility	83 acres	Own
Sheffield, Illinois	Non-Operating Disposal Facility	Former disposal facility	374 acres	Own
Winona, Texas	Non-Operating Disposal Facility	Former deep well facility	297 acres	Own

The following table describes our treatment and disposal properties owned or leased by us, total acreage owned or controlled by us at the facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. We believe that our existing properties are in good condition and suitable for conducting our business. All estimates are as of December 31, 2013.

Location	Own/Lease	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimated Life (in years)
Beatty, Nevada	Lease	80	737,613	—	3
Richland, Washington(1)	Sublease	100	650,766	—	42
Robstown, Texas	Own	913	1,765,857	—	7
Grand View, Idaho	Own	1,411	10,893,576	18,100,000	147
Detroit, Michigan	Own	6	n/a	n/a	n/a
Blainville, Quebec, Canada(2)	Own/Lease	350	7,092,269	—	27

(1)
The Richland, Washington facility is on land subleased from the State of Washington. Our sublease has two years remaining on the base term with four ten-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility's intended operating life is equal to the period of the sublease.

(2)
The treatment processing facility at our Blainville, Québec facility in Canada is on owned land. The disposal site which is adjacent to the owned treatment processing facility is leased from the Province of Québec with a term through 2018 and one five-year renewal option.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and enforce compliance with permits. Fines or penalties may be assessed by our regulators for non-compliance. Regulators may also issue orders limiting waste handling operations. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, modification or alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or other fees expected to be incurred in relation to these matters.

In 2012, we settled allegations by the USEPA that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the RCRA. As part of the settlement, we agreed to pay a civil penalty and to submit an application to the State of Texas for a RCRA Subpart X permit. The Company and the thermal recycling unit's owner-operator also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued.

In connection with this matter, in June 2013 the USEPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on a proposed settlement are ongoing with the USEPA. We recognized a charge of $238,000 during 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this pending enforcement matter.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of January 27, 2014 there were approximately 15,549 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2013		2012
	High	Low	High	Low
First Quarter	$26.91	$22.50	$21.77	$17.63
Second Quarter	$29.97	$25.02	$22.71	$16.52
Third Quarter	$31.12	$27.10	$21.81	$17.25
Fourth Quarter	$39.77	$28.78	$25.05	$21.00

Dividend History

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2013		2012
	Per share	Dollars	Per share	Dollars
First Quarter(1)	$—	$—	$0.18	$3,281
Second Quarter	0.18	3,314	0.18	3,284
Third Quarter	0.18	3,331	0.18	3,285
Fourth Quarter	0.18	3,333	0.36	6,582

Total	$0.54	$9,978	$0.90	$16,432

(1)
On December 12, 2012 the Company announced that it had accelerated the record and payment date of the Company's regular quarterly dividend scheduled for the first quarter of fiscal 2013. The accelerated dividend of $0.18 per share was payable on December 27, 2012, rather than January 25, 2013, to stockholders of record at the close of business on December 20, 2012.

On October 29, 2010, we entered into the Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo"), as amended, which provides for an aggregate commitment from Wells Fargo of $95.0 million. Pursuant to our Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. No events of default under the Credit Agreement have occurred to date.

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index, Dow Jones Waste & Disposal Services Index and a waste industry peer group of publicly traded companies for the period from the end of fiscal 2008 to the end of fiscal 2013. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return(1) Among
US Ecology, Inc., NASDAQ Composite Index,
Dow Jones Waste & Disposal Services Index and Peer Group

Date	US Ecology, Inc.	Nasdaq Composite	Dow Jones US Waste & Disposal Services Index	Peer Group(2)
December 31, 2008	$100.00	$100.00	$100.00	$100.00
December 31, 2009	$87.71	$144.88	$113.83	$105.56
December 31, 2010	$93.57	$170.58	$135.21	$121.72
December 31, 2011	$105.38	$171.30	$135.45	$120.40
December 31, 2012	$138.07	$199.99	$146.97	$124.55
December 31, 2013	$221.72	$283.39	$183.62	$165.38

(1)
Total return assuming $100 invested on December 31, 2008 and reinvestment of dividends on the day they were paid.

(2)
The peer group consists of Clean Harbors, Inc., Perma-Fix Environmental Services, Inc. and Waste Management Inc. This chart presents a transition year from comparison with the customized peer group to comparison with the Dow Jones US Waste & Disposal Services Index.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Exchange

Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to compensation plans under which our equity securities are authorized for issuance is discussed in Item 12 of Part III of this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except per share amounts	2013	2012	2011	2010	2009
Revenue	$201,126	$169,138	$154,917	$104,836	$132,519
Insurance proceeds(1)	—	—	—	—	661
Operating income	52,931	40,638	32,365	20,377	23,102
Foreign currency gain (loss)	(2,327)	1,213	(1,321)	1,819	(37)
Income tax expense	17,996	16,059	11,437	9,602	9,513
Net income	$32,151	$25,659	$18,370	$12,584	$13,970
Earnings per share—basic:	$1.73	$1.41	$1.01	$0.69	$0.77
Earnings per share—diluted:	$1.72	$1.40	$1.01	$0.69	$0.77
Shares used in earnings per share calculation:
Basic	18,592	18,238	18,198	18,170	18,146
Diluted	18,676	18,281	18,223	18,189	18,173
Dividends paid per share	$0.54	$0.90	$0.72	$0.72	$0.72
Total assets	$300,556	$218,694	$202,588	$217,349	$123,662
Working capital(2)	$85,356	$13,021	$8,772	$18,693	$38,830
Long-term debt	$—	$45,000	$40,500	$63,003	$10
Stockholders' equity	$231,538	$112,022	$100,163	$94,712	$93,498
Return on invested capital(3)	17.3%	14.6%	12.0%	12.7%	14.3%

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

US Ecology is a hazardous, PCBs, non-hazardous and radioactive waste services company providing treatment, disposal, recycling and transportation services to commercial and government entities including, but not limited to, oil refineries, chemical production facilities, manufacturers, electric utilities, steel mills, biotechnology companies, military installations, waste brokers/aggregators and medical and academic institutions. The majority of the waste received at our facilities is produced in the United States.

On May 31, 2012, the Company acquired 100% of the outstanding shares of US Ecology Michigan, Inc. ("USEM"), formerly Dynecol, Inc., a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million, including net working capital adjustments. Revenue from USEM after the date of acquisition included in US Ecology's consolidated statements of operations was $12.3 million and $6.7 million for the years ended December 31, 2013 and 2012, respectively.

We generate revenue from fees charged to treat and dispose of waste at our six fixed facilities located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. We own and manage a dedicated fleet of gondola railcars and arrange for the transportation of waste to our facilities. Transportation services have contributed significant revenue since acquisition of our 234 railcar fleet. We also utilize our railcar fleet to transport waste for disposal at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

We divide our customers into categories to better evaluate period-to-period changes in our treatment and disposal ("T&D") revenue based on service mix and type of business (recurring customer "Base Business" or waste clean-up project "Event Business"). Each of these categories is described in the table below, along with information on the percentage of total T&D revenues by category, for the years ended December 31, 2013 and 2012.

		% of T&D Revenue(1)(2) for the Years Ended December 31,
Customer Category	Description	2013	2012
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	48%	51%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	16%	18%
Private Clean-up	Private sector clean-up project waste, typically Event Business.	15%	6%
Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	11%	9%
Government	Federal and State government waste, comprised of both Base and Event Business.	6%	12%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1)
Excludes all transportation service revenue

(2)
Excludes US Ecology Michigan which was acquired on May 31, 2012

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2013, approximately 40% of our T&D revenue, excluding USEM, was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors.

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

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as 75% of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue ("gross margin"), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned fleet of 234 gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals. These Company-owned railcars also help us to win business during times of demand-driven railcar scarcity.

The increased waste volumes resulting from projects won through this bundled service strategy further drive operating leverage benefits inherent to the disposal business, increasing profitability. While waste treatment and other variable costs are project-specific, the incremental earnings contribution from large and small projects generally increases as overall disposal volumes increase. Based on past experience, management believes that maximizing operating income, net income and earnings per share is a higher priority than maintaining or increasing gross margin. We intend to continue aggressively bidding bundled transportation and disposal services based on this proven strategy.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may also be bundled with for-profit logistics and field services support work.

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by the prevailing economic conditions and credit environment. Adverse conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. Spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for various reasons.

Overall Performance

On a consolidated basis, our financial performance for the year ended December 31, 2013 ("2013") improved compared to the years ended December 31, 2012 ("2012") and December 31, 2011 ("2011").

A portion of our disposal revenue is derived from government Event Business clean-up projects which are primarily driven by federal, state/provincial and (to a lesser extent) local government appropriations. Government Event Business projects include federal and state Superfund projects which, like other remediation work, depend on project-specific funding.

We believe that private sector remediation projects are driven by economic conditions, regulatory agency enforcement actions and settlements including regulatory enforcement actions, judicial proceedings, availability of private funds, post-remediation real estate redevelopment plans and other factors. During economic downturns, management believes that privately-funded remediation projects that are not driven by enforcement actions are more likely to be delayed than when the economy is strong. The economic condition of a specific industry (e.g. refining or steel production) is also relevant, as is the financial condition of specific customers. We serve multiple private clean-up efforts on an ongoing basis. The revenue and gross margin for individual projects vary considerably depending on the amount of waste shipped to our disposal sites, the rate at which the waste is received and unit pricing.

During 2013, Base Business revenue, excluding USEM, increased 2% compared to 2012. Base Business revenue was approximately 60% of total 2013 T&D revenue, down from 65% in 2012. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

2013 to 2011 year-to-year comparisons are affected by multiple significant events including, but not limited to:

2013 Events

Unrealized Foreign Currency Loss:    In conjunction with our acquisition of Stablex in 2010, we established intercompany loans between Stablex and US Ecology as part of our tax and treasury management strategy. These intercompany loans are payable using Canadian dollars ("CAD") and are subject to mark-to-market adjustments with movements in the CAD relative to the U.S. dollar ("USD"). At December 31, 2013 we had $35.7 million of intercompany loans outstanding between Stablex and US Ecology. During 2013 the CAD weakened as compared to the USD resulting in a $2.8 million non-cash foreign currency translation loss recognized in the Company's Consolidated Statement of Operations related to the intercompany loans.

Closure Post Closure Trust Fund Reimbursement:    In 2013, the Company recorded a $1.3 million refund from the State of Nevada closure and post-closure trust fund, which is maintained by the State and funded by the Company to cover closure and post-closure obligations at the Beatty, Nevada facility. Any excess in the trust fund over future estimated costs to complete closure and post-closure obligations is returned to the Company and included as Revenue in the Consolidated Statement of Operations.

Full year of USEM Operations:    2013 includes a full year of operating results for USEM, which was acquired on May 31, 2012. Revenue and operating loss from USEM included in the Company's consolidated statements of operations for the year ended December 31, 2013 were $12.3 million and $72,000, respectively.

Public Common Stock Offering:    In December 2013, we sold and issued 2,990,000 shares of our common stock, including 390,000 shares pursuant to the underwriters' option to purchase additional shares, at a price of $34.00 per share. We received net proceeds of $96.4 million after deducting underwriting discounts, commissions and offering expenses. $30.0 million of the net proceeds were used to repay amounts outstanding under the Credit Agreement with the remainder available for general corporate purposes, including potential future acquisitions.

2012 Events

Acquisition of Dynecol, Inc.:    On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc., a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million. The acquisition of Dynecol, Inc. (subsequently renamed US Ecology Michigan, Inc. ("USEM")) affects the comparability of 2012 with previous years as follows:

•
Revenue and operating loss from USEM included in the Company's consolidated statements of operations for the seven months of ownership in 2012 were $6.7 million and $161,000, respectively.

•
We incurred $348,000 of business development expense in connection with the USEM acquisition primarily for due diligence and business integration purposes.

•
We recorded $1.9 million of intangible assets and $1.3 million of goodwill on the Consolidated Balance Sheet as a result of the acquisition. Finite-lived intangibles will be amortized over their estimated useful life ranging from 1 to 15 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

Unrealized Foreign Currency Loss:    In conjunction with our acquisition of Stablex in 2010, we established intercompany loans between Stablex and US Ecology as part of our tax and treasury management strategy. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD relative to the USD. At December 31, 2012 these intercompany loans totaled $46.7 million. During 2012 the CAD strengthened relative to the USD resulting in a $1.2 million non-cash foreign currency translation gain in the Company's Consolidated Statement of Operations.

Closure Post Closure Trust Fund Reimbursement:    In 2012, the Company recorded a $638,000 refund from the State of Nevada closure and post-closure trust fund, which is maintained by the State and funded by the Company to cover closure and post-closure obligations at the Beatty, Nevada facility. Any excess in the trust fund over the estimated future costs to complete closure and post-closure obligations is returned to the Company and included as Revenue in the Consolidated Statement of Operations.

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

Closure Post Closure Trust Fund Reimbursement:    In 2011, the Company recorded a $1.3 million refund from the State of Nevada closure and post-closure trust fund, which is maintained by the State of Nevada and funded by the Company to cover closure and post-closure obligations at the Beatty, Nevada facility. Any excess in the trust fund over the estimated future costs to complete closure and post-closure obligations is returned to the Company. The refund is included as Revenue in the Consolidated Statement of Operations.

Results of Operations

Our operating results and percentage of revenues for the years ended December 31, 2013, 2012 and 2011 were as follows:

$s in thousands	2013	%	2012	%	2011	%
Revenue	$201,126	100.0%	$169,138	100.0%	$154,917	100.0%
Direct operating costs	86,238	42.9%	79,177	46.8%	73,758	47.6%
Transportation costs	35,902	17.9%	23,664	14.0%	27,292	17.6%

Gross profit	78,986	39.3%	66,297	39.2%	53,867	34.8%
Selling, general and administrative expenses	26,055	13.0%	25,659	15.2%	21,502	13.9%

Operating income	52,931	26.3%	40,638	24.0%	32,365	20.9%
Other income (expense)
Interest income	19		17		26
Interest expense	(828)	-0.4%	(878)	-0.5%	(1,604)	-1.0%
Foreign currency gain (loss)	(2,327)	-1.2%	1,213	0.7%	(1,321)	-0.9%
Other	352	0.2%	728	0.4%	341	0.2%

Total other income (expense)	(2,784)	-1.4%	1,080	0.6%	(2,558)	-1.7%
Income before income tax	50,147	24.9%	41,718	24.7%	29,807	19.2%
Income tax expense	17,996	8.9%	16,059	9.5%	11,437	7.4%

Net income	$32,151	16.0%	$25,659	15.2%	$18,370	11.9%

Segments

We operate within two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, which are combined with Corporate to arrive at consolidated income. Only the Operating Disposal Facilities segment reports significant revenue and profits. Non-Operating Disposal Facilities generate virtually no revenue and no profit. Corporate generates no revenue and provides administrative, management and support services to the other segments. Income taxes are assigned to Corporate. All other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments. Detailed financial information for our reportable segments can be found in Note 18 to the Consolidated Financial Statements under Item 8—Financial Statements and Supplementary Data to this Form 10-K.

2013 Compared to 2012

Revenue.    Revenue increased 19% to $201.1 million in 2013, up from $169.1 million in 2012. This increase reflects a 13% increase in T&D revenue and a 54% increase in transportation service revenue in 2013 compared to 2012. The increase in transportation service revenue reflects more Event Business projects utilizing the Company's transportation and logistics services.

During 2013, we disposed of or processed 1.1 million tons of waste, up 2% from 1.0 million tons disposed or processed in 2012. Our average selling price for treatment and disposal services (excluding transportation) in 2013 was 11% higher than our average selling price in 2012, reflecting a more favorable service mix in 2013.

USEM, acquired May 31, 2012, contributed $12.3 million of total revenue in 2013 compared with $6.7 million of total revenue during the seven months we owned the operation in 2012. Revenue from USEM is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

During 2013, the Company recorded revenue of $1.3 million related to refunds from the State of Nevada closure and post-closure trust fund maintained by the State to cover closure and post-closure obligations at the Beatty, Nevada facility. Any excess in the trust fund over the estimated costs is refunded to the Company. In 2012, the Company received $638,000 in refunds from the State of Nevada post-closure trust fund.

During 2013, T&D revenue from recurring Base Business customers increased 2% compared to 2012 and comprised 60% of T&D revenue. This compared to 65% of T&D revenue in 2012. As discussed further below, the slight increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our broker Base Business customer category, partially offset by lower T&D revenue from our "other industry" and refinery Base Business customer categories.

Event Business revenue in 2013 increased 27% compared to 2012 and was 40% of T&D revenue for 2013. This compared to 35% of T&D revenue in 2012. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up and refinery Event Business customer categories, partially offset by lower T&D revenue from our government Event Business customer category.

The following table summarizes combined Base Business and Event Business revenue growth by customer category for 2013 as compared to 2012.

T&D Revenue Growth 2013 vs. 2012
Private	188%
Refinery	33%
Broker	5%
Rate regulated	3%
Other industry	-3%
Government	-45%

T&D revenue from private clean-up projects increased 188% in 2013 compared to 2012. This increase primarily reflects revenue from a nuclear fuel fabrication facility decommissioning project and an East Coast clean-up project.

T&D revenue from our refinery customers increased 33% in 2013 compared to 2012. This increase primarily reflects T&D revenue on thermal recycling projects sourced directly from refinery customers. The increase is also partially attributable to a refinery clean-up project in 2013.

Our broker business increased 5% in 2013 compared to 2012. This increase was the result of shipments across the broad range of government and industry waste generators directly served by multiple broker customers, partially offset by lower volumes of brokered thermal recycling projects.

Rate-regulated business at our Richland, Washington LLRW disposal facility increased 3% in 2013 compared to 2012. Our Richland facility operates under a State-approved annual revenue requirement. The increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Our other industry revenue category decreased 3% in 2013 compared to 2012 as a result of reduced shipments from this broadly diverse industrial customer category.

Government clean-up business revenue decreased 45% in 2013 compared to 2012 due to reduced shipments from the USACE and a military base clean-up project in 2012 that was not replaced in 2013. T&D revenue from the USACE decreased approximately 30% in 2013 compared with 2012. This decrease was due to project-specific timing at multiple USACE clean-up sites and federal spending reductions. Total revenue, including transportation service revenue, under our USACE contract was $10.9 million, or 5%, of total revenue in 2013 compared to $10.3 million, or 6%, of total revenue in 2012. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during 2013.

Gross Profit.    In 2013, gross profit increased 19% to $79.0 million, up from $66.3 million in 2012. This increase primarily reflects a higher average selling price in 2013 compared to 2012. Total gross margin was 39% in both 2013 and 2012. T&D gross margin was 48% in 2013, up from 46% in 2012, reflecting a more favorable service mix in 2013. The increase was also partially attributable to lower costs for chemical reagents used to treat waste prior to disposal in 2013 compared to 2012.

Selling, General and Administrative ("SG&A").    SG&A expenses increased to $26.1 million, or 13% of total revenue, in 2013, compared with $25.7 million, or 15% of total revenue, in 2012. The dollar increase primarily reflects a full twelve months of SG&A expenses related to USEM operations in 2013 and higher labor expenses, partially offset by lower variable incentive compensation, business development expenses and severance.

Interest expense.    Interest expense for 2013 was $828,000, down from $878,000 for 2012, primarily reflecting lower average debt levels in 2013.

Foreign Currency Gain (Loss).    We recognized a $2.3 million non-cash foreign currency loss in 2013 compared with a $1.2 million non-cash foreign currency gain in 2012. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the CAD. Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2013, we had $35.7 million of intercompany loans subject to currency revaluation.

Other income.    Other income includes non-operating business activities and unusual revenue and expenses. Other income for 2013 was $352,000, compared with $728,000 for 2012. The decrease primarily reflects $474,000 of other income recorded in connection with the sale of an excess water right at our Grand View, Idaho property during 2012.

Income tax expense.    Our effective income tax rate for 2013 was 35.9% compared to 38.5% in 2012. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes. As of December 31, 2013, we had approximately $122.1 million in state net operating loss carry forwards ("NOLs") for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business or where we do not expect to generate future taxable income. We consider it unlikely that we will utilize these NOLs in the future. As of December 31, 2013 we had unrecognized tax benefits of $438,000 that, if recognized, would favorably affect our effective tax rate. As of December 31, 2013, we have recorded $42,000 of cumulative interest expense associated with this unrecognized tax benefit.

2012 Compared to 2011

Revenue.    Revenue increased 9% to $169.1 million in 2012, up from $154.9 million in 2011. This increase reflects a 13% increase in T&D revenue and a 9% decrease in transportation service revenue in 2012 compared to 2011. The decrease in transportation service revenue was due to fewer Event Business projects utilizing the Company's transportation and logistics services.

USEM, acquired May 31, 2012, contributed $6.7 million of total revenue during the seven months we owned the operation in 2012. Revenue from USEM is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

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

The following table summarizes combined Base Business and Event Business revenue growth by customer category for 2012 as compared to 2011.

T&D Revenue Growth 2012 vs. 2011
Government	59%
Other industry	28%
Broker	13%
Rate regulated	0%
Refinery	-5%
Private	-46%

Government clean-up business revenue increased 59% in 2012 compared to 2011 due to higher shipments from the USACE and a new military base clean-up project in 2012. USACE T&D revenue increased 22% in 2012 compared with 2011 due to project-specific timing at multiple USACE clean-up sites. The increase in USACE T&D revenue was more than offset by a 48% decrease in USACE transportation revenue in 2012 compared with 2011. This was due to project-specific transportation arrangements at multiple USACE clean-up sites. Total revenue, including transportation service revenue, under our USACE contract was $10.3 million, or 6%, of total revenue in 2012 compared to $10.5 million, or 7%, of total revenue in 2011. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the year.

Our other industry revenue category increased 28% in 2012 compared to 2011 on strong shipments from the broadly diversified group of industrial customers we serve.

Our broker business increased 13% in 2012 compared to 2011. This increase was the result of shipments across our broad range of government and industry waste generators directly served by our multiple broker customers including higher volumes of brokered thermal recycling projects.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At December 31, 2013, we had $73.9 million in cash and cash equivalents immediately available. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities.    In 2013, net cash provided by operating activities was $49.6 million. This primarily reflects net income of $32.1 million, non-cash depreciation, amortization and accretion of $17.4 million, an increase in deferred revenue of $5.2 million, an increase in income taxes payable of $4.1 million, unrealized non-cash foreign currency losses of $2.8 million and share-based compensation expense of $865,000, partially offset by an increase in receivables of $10.4 million and a decrease in deferred income taxes of $2.6 million. Impacts on net income are due to the factors discussed above under Results of Operations. The increase in income taxes payable is primarily attributable to the timing of income tax payments. The non-cash foreign currency loss reflects a weaker CAD relative to the USD in 2013. The increase in receivables is primarily attributable to the timing of the treatment and disposal of waste associated with a large east coast clean-up project. Days sales outstanding was 62 days as of December 31, 2013, compared to 61 days as of December 31, 2012.

In 2012, net cash provided by operating activities was $35.2 million. This primarily reflects net income of $25.7 million, non-cash depreciation, amortization and accretion of $16.8 million and an increase in accrued salaries and benefits of $1.9 million, partially offset by a decrease in accrued closure and post-closure obligations of $2.3 million, a decrease in accounts payable and accrued liabilities of $2.2 million, an increase in receivables of $1.9 million and unrealized non-cash foreign currency gains of $1.4 million. Impacts on 2012 net income are due to the factors discussed above under Results of Operations. The increase in accrued salaries and benefits is primarily attributable to an increase in incentive compensation. The decrease in accrued closure and post-closure liabilities is primarily attributable to cash payments during 2012 for capping filled disposal cells at our Robstown, Texas and Blainville, Québec, Canada facilities. The decrease in accrued liabilities is primarily attributable to the payment of fiscal year 2011 accrued customer refunds related to our rate-regulated business in Richland, Washington. The increase in receivables is primarily attributable to the timing of customer payments. The non-cash foreign currency gain reflects a stronger CAD relative to the USD in 2012.

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

Investing Activities.    In 2013, net cash used in investing activities was $21.2 million, primarily attributable to capital expenditures of $21.4 million. Significant capital projects included the purchase of land for future expansion of our Robstown, Texas operation, construction of additional disposal capacity at our Grand View, Idaho, Beatty, Nevada and Blainville, Quebec, Canada locations, and equipment purchases and infrastructure upgrades at all of our operating facilities.

In 2012, net cash used in investing activities was $26.3 million, primarily attributable to capital expenditures of $15.8 million and the acquisition of USEM for $10.7 million, net of cash acquired. Significant capital projects included construction of additional disposal capacity at our Grand View, Idaho and Blainville, Québec, Canada locations and equipment purchases and infrastructure upgrades at all of our operating disposal facilities.

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

Financing Activities.    During 2013, net cash provided by financing activities was $43.7 million, consisting primarily of $96.4 million of net proceeds received from our public common stock offering (discussed further below) and $2.5 million of proceeds from stock option exercises, partially offset by $45.0 million of net repayments under the Credit Agreement and $10.0 million of dividends paid to our stockholders.

During 2012, net cash used in financing activities was $11.2 million, consisting primarily of $16.4 million of dividends paid to our stockholders (including a one-time accelerated quarterly dividend payment in December 2012), partially offset by net borrowings under the Credit Agreement of $4.5 million incurred primarily to finance the USEM acquisition and fund working capital requirements.

During 2011, net cash used in financing activities was $35.2 million, primarily reflecting $39.4 million of payments under our Credit Agreement and $13.1 million of dividend payments to our stockholders, partially offset by $16.9 million of new borrowings under our Credit Agreement used primarily to fund working capital requirements.

On October 29, 2010, we entered into a credit agreement with Wells Fargo which, as amended, provides for an aggregate commitment from Wells Fargo of $95.0 million (the "Credit Agreement"). The Credit Agreement provides for a $20.0 million revolving line of credit (the "Revolving Line of Credit") with a maturity date of November 1, 2015 and a $75.0 million reducing revolving line of credit (the "Reducing Revolving Line of Credit") with a maturity date of November 1, 2015.

Revolving Line of Credit.    The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the "Commitment Amount"). Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2013, the effective interest rate on the Revolving Line of Credit was 1.42%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2013 there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit.    The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million (the "Reducing Revolving Commitment Amount"). The Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each March, June, September and December beginning March 31, 2013, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2013, the effective interest rate of the Reducing Revolving Line of Credit was 1.42%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2013, there were no borrowings outstanding on the Reducing Revolving Line of Credit with $63.9 million available for borrowing.

In addition to standard fees, origination fees and commitment fees apply to the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. We may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

At December 31, 2013, we were in compliance with all of the financial covenants in the Credit Agreement.

Public Common Stock Offering.    In December 2013, we sold and issued 2,990,000 shares of our common stock, including 390,000 shares pursuant to the underwriters' option to purchase additional shares, at a price of $34.00 per share. We received net proceeds of $96.4 million after deducting underwriting discounts, commissions and offering expenses. $30.0 million of the net proceeds were used to repay amounts outstanding under the Credit Agreement with the remainder available for general corporate purposes, including potential future acquisitions.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology's contractual obligations at December 31, 2013 mature as follows:

	Payments Due by Period
$s in thousands	Total	2014	2015 - 2016	2017 - 2018	Thereafter
Closure and post-closure obligations(1)	$107,978	$1,003	$5,048	$7,694	$94,233
Operating lease commitments	1,999	495	778	672	54

Total contractual obligations(2)	$109,977	$1,498	$5,826	$8,366	$94,287

(1)
For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105

(2)
As we are not able to reasonably estimate when we would make any cash payments to settle unrecognized tax benefits of $438,000, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $42,000 relating to such unrecognized tax benefits but have not included such amounts in the table above.

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

Environmental Matters

We maintain funded trusts agreements, surety bonds and insurance policies for future closure and post-closure obligations at both current and formerly operated disposal facilities. These funded trust agreements, surety bonds and insurance policies are based on management estimates of future closure and post-closure monitoring using engineering evaluations and interpretations of regulatory requirements which are periodically updated. Accounting for closure and post-closure costs includes final disposal cell capping and revegetation, soil and groundwater monitoring and routine maintenance and surveillance required after a site is closed.

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $108.0 million at December 31, 2013, with a median payment year of 2057. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations, permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2013. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2013, our weighted-average credit-adjusted risk-free interest rate was 7.6%. For financial reporting purposes, our recorded closure and post-closure obligations were $17.5 million and $17.4 million as of December 31, 2013 and 2012, respectively.

Through December 31, 2013, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities were renewed in December 2013 and expire in December 2014 for the covered U.S. operating facilities. We continue to use self-funded trust accounts for our closure and post-closure obligations at our non-operating sites. We use commercial surety bonds for our Stablex operation that were renewed in November 2013 and expire in November 2014.

US Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our U.S. operating facilities located in Grand View, Idaho; Detroit, Michigan; Robstown, Texas; and to a limited degree our Beatty, Nevada facility through the use of third-party insurance policies. These policies expire in December 2014. Our total policy limits are approximately $43.0 million.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the state. Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post-closure obligations.

We continue to use self-funded trust accounts for our post-closure obligations at our non-operating sites located in Sheffield, Illinois and Winona, Texas. At December 31, 2013 our trust accounts had $4.1 million for our closure and post-closure obligations and are identified as Restricted cash and investments on our consolidated balance sheet.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2013 we had $845,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November 2013 and expire November 2014. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates included in our critical accounting policies discussed below and those accounting policies and use of estimates discussed in Notes 2 and 3 to the Consolidated Financial Statements. We base our estimates on historical experience and on various assumptions and other factors we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We make adjustments to judgments and estimates based on current facts and circumstances on an ongoing basis. Historically, actual results have not deviated significantly from those determined using the estimates described below or in Notes 2 and 3 to the Consolidated Financial Statements. However, actual amounts could differ materially from those estimated at the time the consolidated financial statements are prepared.

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

Our Richland, Washington disposal facility is regulated by the WUTC, which approves our rates for disposal of LLRW. Annual revenue levels are established based on a six-year rate agreement with the WUTC at amounts sufficient to cover the costs of operation and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

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

The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. Cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an inflation rate, estimated at December 31, 2013 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2013 approximated 7.6%. Final closure and post-closure monitoring obligations are currently estimated as being paid through the year 2105. During 2013, we updated several assumptions. This included the estimated cost of closing disposal cells. These updates resulted in a net increase to our closure post-closure obligation of $760,000, comprised of an increase of $886,000 in retirement assets and $126,000 recorded as a charge to other direct costs.

Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $2.4 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $1.8 million.

Goodwill and Intangible Assets

We assess goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or operating losses at the reporting unit. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Our reporting units are our six Operating Disposal Facilities located in Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. As of December 31, 2013, the Company's goodwill balance is comprised of $20.4 million recorded within our Blainville, Québec, Canada reporting unit and $1.3 million within in our Detroit, Michigan reporting unit.

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

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2013 indicated no goodwill impairment charges were required for our Blainville, Québec, Canada facility or our Detroit, Michigan facility.

We review intangible assets with indefinite useful lives for impairment during the fourth quarter of each year. We also review both indefinite-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or

(iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the assets may not be recoverable occurred.

No events or circumstances occurred during 2013 that would indicate that our intangible assets may be impaired, therefore no impairment tests were performed during 2013 other than the annual assessment of intangible assets with indefinite useful lives conducted in the fourth quarter of every year. The result of the annual assessment undertaken in the fourth quarter of 2013 indicated no impairment of our intangible assets with indefinite useful lives.

Share Based Payments

The Company's Board of Directors granted options to purchase our common stock to certain directors and employees under three stock option plans: the 1992 Stock Option Plan for Employees, the 1992 Director Stock Option Plan and the 2008 Stock Option Incentive Plan. In March 2005, the Board of Directors cancelled the 1992 Director Stock Option Plan except for options then outstanding. In April 2013, the 1992 Stock Option Plan for Employees expired and was cancelled except for options then outstanding. The Company has also granted restricted stock awards to certain directors and employees under the Amended and Restated 2005 Non-Employee Director Compensation Plan and the 2006 Restricted Stock Plan.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 16 to the Consolidated Financial Statements included in this Form 10-K for a summary of the assumptions utilized in 2013, 2012 and 2011. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach whereby we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires our judgment and the use of estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2013, we have deferred tax assets totaling approximately $9.0 million, a valuation allowance of $6.3 million and deferred tax liabilities totaling approximately $16.2 million.

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

Litigation

We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2013, we did not have any ongoing, pending or threatened legal action that management believes would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading or any other purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2013, $4.1 million was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts. When borrowings are outstanding under the Credit Agreement, we are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo. Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2013, there were no borrowings outstanding under the Credit Agreement.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During 2013, Stablex transacted approximately 63% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2013 we had $35.7 million of intercompany loans outstanding between Stablex and US Ecology. During 2013 the CAD weakened as compared to the USD resulting in a

$2.8 million non-cash foreign currency translation loss recognized in the Company's Consolidated Statement of Operations related to the intercompany loans. Based on intercompany balances as of December 31, 2013 a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2013 would have generated a non-cash gain or loss of approximately $357,000 for the year ended December 31, 2013.

We had a total pre-tax foreign currency loss of $2.3 million for the year ended December 31, 2013. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company's risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Ecology, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 25, 2014

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$73,940	$2,120
Receivables, net	43,636	33,947
Prepaid expenses and other current assets	3,612	3,161
Deferred income taxes	1,340	1,276

Total current assets	122,528	40,504
Property and equipment, net	114,859	109,792
Restricted cash and investments	4,097	4,111
Intangible assets, net	36,832	40,771
Goodwill	21,693	23,105
Other assets	547	411

Total assets	$300,556	$218,694

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable	$7,277	$6,333
Deferred revenue	8,870	3,919
Accrued liabilities	8,691	7,322
Accrued salaries and benefits	6,957	7,570
Income taxes payable	4,428	426
Current portion of closure and post-closure obligations	949	1,913

Total current liabilities	37,172	27,483
Long-term closure and post-closure obligations	16,519	15,449
Reducing revolving line of credit	—	45,000
Other long-term liabilities	69	114
Unrecognized tax benefits	480	467
Deferred income taxes	14,778	18,159

Total liabilities	69,018	106,672
Commitments and contingencies
Stockholders' Equity:
Common stock $0.01 par value, 50,000 authorized; 21,538 and 18,385 shares issued, respectively	215	184
Additional paid-in capital	162,830	63,969
Retained earnings	70,597	48,424
Treasury stock, at cost, 19 and 71 shares, respectively	(319)	(1,183)
Accumulated other comprehensive income (loss)	(1,785)	628

Total stockholders' equity	231,538	112,022

Total liabilities and stockholders' equity	$300,556	$218,694

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Revenue	$201,126	$169,138	$154,917
Direct operating costs	86,238	79,177	73,758
Transportation costs	35,902	23,664	27,292

Gross profit	78,986	66,297	53,867
Selling, general and administrative expenses	26,055	25,659	21,502

Operating income	52,931	40,638	32,365
Other income (expense):
Interest income	19	17	26
Interest expense	(828)	(878)	(1,604)
Foreign currency gain (loss)	(2,327)	1,213	(1,321)
Other	352	728	341

Total other income (expense)	(2,784)	1,080	(2,558)
Income before income taxes	50,147	41,718	29,807
Income tax expense	17,996	16,059	11,437

Net income	$32,151	$25,659	$18,370

Earnings per share:
Basic	$1.73	$1.41	$1.01
Diluted	$1.72	$1.40	$1.01
Shares used in earnings per share calculation:
Basic	18,592	18,238	18,198
Diluted	18,676	18,281	18,223

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$32,151	$25,659	$18,370
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,413)	745	(793)

Comprehensive income	$29,738	$26,404	$17,577

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$32,151	$25,659	$18,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,815	13,916	13,933
Amortization of intangible assets	1,461	1,469	1,419
Accretion of closure and post-closure obligations	1,241	1,367	1,292
Unrealized foreign currency loss (gain)	2,789	(1,400)	1,324
Deferred income taxes	(2,637)	(711)	(1,095)
Share-based compensation expense	865	846	837
Unrecognized tax benefits	13	13	454
Net loss on sale of property and equipment	170	13	187
Changes in assets and liabilities (net of effect of business acquisitions):
Receivables	(10,408)	(1,850)	3,593
Income taxes receivable	—	187	(188)
Other assets	(403)	(677)	715
Accounts payable and accrued liabilities	1,673	(2,172)	2,880
Deferred revenue	5,197	(50)	(21)
Accrued salaries and benefits	(424)	1,929	1,389
Income taxes payable	4,091	(1,083)	(1,106)
Closure and post-closure obligations	(955)	(2,282)	(792)

Net cash provided by operating activities	49,639	35,174	43,191
Cash flows from investing activities:
Purchases of property and equipment	(21,373)	(15,766)	(10,096)
Purchases of restricted cash and investments	(5,249)	—	—
Proceeds from sale of restricted cash and investments	5,263	5	—
Proceeds from sale of property and equipment	168	198	98
Business acquisitions (net of cash acquired)	—	(10,743)	—

Net cash used in investing activities	(21,191)	(26,306)	(9,998)
Cash flows from financing activities:
Proceeds from public offering (net of issuance costs of $5,229)	96,431	—	—
Payments on reducing revolving line of credit	(54,500)	(21,500)	(39,400)
Proceeds from reducing revolving line of credit	9,500	26,000	16,900
Dividends paid	(9,978)	(16,432)	(13,113)
Proceeds from exercise of stock options	2,461	1,035	142
Deferred financing costs paid	(235)	—	—
Other	(1)	(303)	307

Net cash provided by (used in) financing activities	43,678	(11,200)	(35,164)
Effect of foreign exchange rate changes on cash	(306)	163	(82)
Increase (decrease) in cash and cash equivalents	71,820	(2,169)	(2,053)
Cash and cash equivalents at beginning of year	2,120	4,289	6,342

Cash and cash equivalents at end of year	$73,940	$2,120	$4,289

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	18,310,614	$183	$61,892	$33,940	$(1,979)	$676	$94,712
Net income	—	—	—	18,370	—	—	18,370
Foreign currency translation	—	—	—	—	—	(793)	(793)
Dividend paid	—	—	—	(13,113)	—	—	(13,113)
Tax benefit of equity based awards	—	—	8	—	—	—	8
Share-based compensation	—	—	837	—	—	—	837
Stock option exercises	9,600	—	142	—	—	—	142
Issuance of restricted common stock from treasury shares	—	—	(424)	—	424	—	—

Balance at December 31, 2011	18,320,214	183	62,455	39,197	(1,555)	(117)	100,163
Net income	—	—	—	25,659	—	—	25,659
Foreign currency translation	—	—	—	—	—	745	745
Dividend paid	—	—	—	(16,432)	—	—	(16,432)
Tax benefit of equity based awards	—	—	6	—	—	—	6
Share-based compensation	—	—	846	—	—	—	846
Stock option exercises	65,048	1	1,034	—	—	—	1,035
Issuance of restricted common stock from treasury shares	—	—	(372)	—	372	—	—

Balance at December 31, 2012	18,385,262	184	63,969	48,424	(1,183)	628	112,022
Net income	—	—	—	32,151	—	—	32,151
Foreign currency translation	—	—	—	—	—	(2,413)	(2,413)
Dividend paid	—	—	—	(9,978)	—	—	(9,978)
Tax benefit of equity based awards	—	—	318	—	—	—	318
Share-based compensation	—	—	865	—	—	—	865
Stock option exercises	162,314	1	2,140	—	—	—	2,141
Issuance of restricted common stock from treasury shares	—	—	(864)	—	864	—	—
Issuance of common stock in connection with public offering (net of issuance costs of $5,229)	2,990,000	30	96,402	—	—	—	96,432

Balance at December 31, 2013	21,537,576	$215	$162,830	$70,597	$(319)	$(1,785)	$231,538

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

Our principal operating subsidiaries are US Ecology Nevada, Inc., a Delaware corporation; US Ecology Texas, Inc., a Delaware corporation; US Ecology Washington, Inc., a Delaware corporation; US Ecology Idaho, Inc., a Delaware corporation; US Ecology Michigan, Inc., a Michigan corporation and Stablex Canada Inc., a Canadian corporation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with remaining maturities of 90 days or less at the date of acquisition.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash and Investments

Restricted cash and investments of $4.1 million at December 31, 2013 and 2012 represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

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

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission ("WUTC"), which approves our rates for disposal of LLRW. Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation, including facility maintenance, equipment replacement and related costs, and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Receivables

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2013, were billed in the following month.

Deferred Revenue

Revenue from waste that has been received but not yet treated and disposed of in our landfill or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $5.5 million, $4.6 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We have material financial commitments for closure and post-closure obligations for certain facilities we own or operate. We estimate future cost requirements for closure and post-closure monitoring based on RCRA and conforming state requirements and facility permits. RCRA requires that companies provide the responsible regulatory agency acceptable financial assurance for closure work and subsequent post-closure monitoring of each facility for 30 years following closure. Estimates for final closure and post-closure costs are developed using input from our technical and accounting managers as well as independent engineers and are reviewed by management at least annually. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations, through the required post-closure care period. The

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

present value of the estimated closure and post-closure costs are accreted using the interest method of allocation to direct costs in our consolidated statement of operations so that 100% of the future cost has been incurred at the time of payment.

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

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is assessed for impairment annually in the fourth quarter and also if an event occurs or circumstances change that may indicate a possible impairment. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made. Goodwill was recognized in connection with our acquisition of US Ecology Michigan, Inc. in 2012 and our acquisition of Stablex in 2010.

Intangible Assets

Intangible assets are stated at the fair value assigned in a business combination net of amortization. We amortize our finite-lived intangible assets using the straight-line method over their estimated economic lives ranging from 1 to 33 years. We review intangible assets with indefinite useful lives for impairment during the fourth quarter of each year. We also review both indefinite-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment facility development costs and finite-lived intangible assets. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit had indications of possible impairment, such as current operating losses, we would evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations over the remaining amortization period. If an impairment loss were to exist, the carrying amount of the related long-lived assets would be reduced to their estimated fair value based upon discounted cash flows from operations.

Deferred Financing Costs

Deferred financing costs are amortized over the life of our Credit Agreement. Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations. We had deferred financing costs of $270,000 and $203,000, net of amortization in Prepaid

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenses and other current assets and Other assets on the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

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

Insurance

Accrued costs for our self-insured health care coverage were $493,000 and $483,000 at December 31, 2013 and 2012, respectively.

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

•
Intangible Assets—We review intangible assets with indefinite useful lives for impairment during the fourth quarter of each year. We also review both indefinite-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets.

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

NOTE 4. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2013	2012	2011
Income taxes and interest paid:
Income taxes paid, net of receipts	$16,226	$17,676	$13,360
Interest paid	703	791	1,277
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	886	921	93
Capital expenditures in accounts payable	1,561	762	776
Restricted stock issuances from treasury shares	864	372	424

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

The Company acquired U.S. Ecology Michigan, Inc. on May 31, 2012 for $10.8 million. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was as follows:

$s in thousands	Purchase Price Allocation
Assets acquired	$10,706
Liabilities assumed	(1,268)

Total identifiable net assets	9,438
Goodwill	1,327

Total purchase price	$10,765

NOTE 5. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities;
Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3—Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable and accrued liabilities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments.

The Company's assets measured at fair value on a recurring basis at December 31, 2013 and 2012 consisted of our Restricted cash and investments as follows:

	2013
$s in thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets:
Fixed-income securities(1)	$399	$3,607	$—	$4,006
Money market funds(2)	$91	$—	$—	$91

Total	$490	$3,607	$—	$4,097

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. FAIR VALUE MEASUREMENTS (Continued)

	2012
$s in thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(2)	$4,111	$—	$—	$4,111

Total	$4,111	$—	$—	$4,111

(1)
We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)
We invest a portion of our Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets.

NOTE 6. CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2013, 2012 or 2011. A single customer accounted for approximately 16% of total trade receivables as of December 31, 2013. No customer accounted for more than 10% of total trade receivables as of December 31, 2012.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions like Wells Fargo Bank, National Association ("Wells Fargo"). Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

Labor Concentrations

As of December 31, 2013, the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE), represented 11 employees at our Richland, Washington facility and the Communications, Energy and Paperworkers Union of Canada represented 107 employees at our Blainville, Québec, Canada facility. As of December 31, 2013, our 340 other employees did not belong to a union.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. RECEIVABLES

Receivables as of December 31, 2013 and 2012 consisted of the following:

$s in thousands	2013	2012
Trade	$42,055	$32,787
Unbilled revenue	1,296	1,529
Other	810	99

Total receivables	44,161	34,415
Allowance for doubtful accounts	(525)	(468)

Receivables, net	$43,636	$33,947

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2013, 2012 and 2011 was as follows:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Adjustments	Balance at End of Period
Year ended December 31, 2013	$468	$138	$(70)	$(11)	$525
Year ended December 31, 2012	$311	$137	$17	$3	$468
Year ended December 31, 2011	$338	$153	$(179)	$(1)	$311

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 consisted of the following:

$s in thousands	2013	2012
Cell development costs	$77,348	$64,994
Land and improvements	18,073	14,920
Buildings and improvements	59,101	55,177
Railcars	17,375	17,375
Vehicles and other equipment	42,859	39,689
Construction in progress	6,784	12,454

Total property and equipment	221,540	204,609
Accumulated depreciation and amortization	(106,681)	(94,817)

Property and equipment, net	$114,859	$109,792

Depreciation and amortization expense was $14.8 million, $13.9 million and $13.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. BUSINESS ACQUISITION

On May 31, 2012, the Company acquired 100% of the outstanding shares of US Ecology Michigan, Inc. ("USEM"), formerly Dynecol, Inc., a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan. The total purchase price was $10.8 million in cash and was funded through borrowings under the Reducing Revolving Line of Credit facility.

Consideration paid for USEM and the fair value of assets acquired and liabilities assumed at the acquisition date was as follows:

$s in thousands	2012
Current assets	$2,214
Property and equipment	6,552
Identifiable intangible assets	1,940
Current liabilities	(1,268)

Total identifiable net assets	9,438
Goodwill	1,327

Total purchase price	$10,765

Goodwill of $1.3 million arising from the acquisition is the result of several factors. USEM has a talented assembled workforce of approximately 40 employees principally serving the Mid-Western and Eastern United States and Ontario, Canada industrial markets for nearly 40 years. The acquisition strengthens our presence in key midwestern and eastern U.S. and certain Canadian markets. In addition, USEM provides us with an opportunity to win more Event Business (as defined below) work; increase services to existing customers including national accounts; expand our transportation and logistics services; and attract new customers. Management also believes that the acquisition produces synergies in combination with our Stablex facility. All of the goodwill recognized was assigned to our Operating Disposal Facilities segment and is expected to be deductible for income tax purposes over a fifteen-year amortization period.

The following unaudited pro forma financial information presents the combined results of operations as if USEM had been combined with us beginning on January 1, 2011. The pro forma financial information includes the accounting impact of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment and interest expense. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

$s in thousands, except per share amounts	2012	2011
	(unaudited)
Pro forma combined:
Revenue	$174,639	$169,884
Net income	$25,513	$19,339
Earnings per share
Basic	$1.40	$1.06
Diluted	$1.40	$1.06

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. BUSINESS ACQUISITION (Continued)

The amounts of revenue and operating loss from USEM included in the Company's consolidated statements of operations for the year ended December 31, 2013 were $12.3 million and $72,000, respectively. The amounts of revenue and operating loss from USEM included in the Company's consolidated statements of operations for the year ended December 31, 2012 were $6.7 million and $161,000, respectively. Acquisition-related costs of $348,000 were included in Selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2012.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 2013, were the result of our acquisitions of USEM on May 31, 2012 and Stablex on October 31, 2010. Prior to the acquisition of Stablex, the Company had no goodwill and intangible assets. All goodwill has been assigned to the Operating Disposal Facilities reporting segment. Changes in goodwill for the years ended December 31, 2013 and 2012 were as follows:

$s in thousands	2013	2012
Balance, beginning of year	$23,105	$21,200
USEM acquisition	—	1,327
Foreign currency translation	(1,412)	578

Balance, end of year	$21,693	$23,105

Intangible assets as of December 31, 2013 and 2012 consisted of the following:

	2013			2012
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Developed software	$329	$(185)	$144	$352	$(135)	$217
Database	94	(43)	51	100	(31)	69
Customer relationships	5,005	(731)	4,274	5,269	(490)	4,779
Technology—Formulae and processes	8,551	(826)	7,725	9,144	(600)	8,544
Permits, licenses and lease	26,264	(2,536)	23,728	28,085	(1,844)	26,241
Non-compete agreements	20	(20)	—	20	(20)	—

Total amortizing intangible assets	40,263	(4,341)	35,922	42,970	(3,120)	39,850
Nonamortizing intangible assets:
Permits and licenses	750	—	750	750	—	750
Tradename	160	—	160	171	—	171

Total intangible assets	$41,173	$(4,341)	$36,832	$43,891	$(3,120)	$40,771

Amortization expense of amortizing intangible assets was $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future amortization expense of amortizing intangible assets is expected to be approximately $1.5 million per year for each of the next five years.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. EMPLOYEE BENEFIT PLANS

We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan ("the Plan") for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees in the United States. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching contribution equal to 55% of participant contributions up to 6% of compensation. The Company contributed matching contributions to the Plan of $436,000, $364,000 and $354,000 in 2013, 2012 and 2011, respectively.

We also maintain the Stablex Canada Inc. Simplified Pension Plan ("the SPP"). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Participants receive a company contribution equal to 5% of their annual salary. The Company contributed $415,000, $365,000 and $354,000 to the SPP in 2013, 2012 and 2011, respectively.

NOTE 12. CLOSURE AND POST-CLOSURE OBLIGATIONS

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The States of Nevada and Washington and the Provence of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We also maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2013 we had $845,000 in commercial surety bonds dedicated for closure obligations.

In accounting for our asset retirement obligations we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure cost taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2013. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2013 approximated 7.6%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. CLOSURE AND POST-CLOSURE OBLIGATIONS (Continued)

Changes to reported closure and post-closure obligations for the years ended December 31, 2013 and 2012, were as follows:

$s in thousands	2013	2012
Closure and post-closure obligations, beginning of year	$17,362	$17,338
Accretion expense	1,241	1,367
Payments	(1,715)	(2,398)
Adjustments	760	1,036
Foreign currency translation	(180)	19

Closure and post-closure obligations, end of year	17,468	17,362
Less current portion	(949)	(1,913)

Long-term portion	$16,519	$15,449

The adjustment to the obligation is a change in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2013 were: (1) an $848,000 increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure costs for newly constructed disposal cells, partially offset by (2) an $88,000 decrease in obligations for our non-operating facilities due to changes in estimated post-closure costs. The adjustments in 2012 were: (1) a $964,000 increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure costs for newly constructed disposal cells and (2) a $72,000 increase in obligations for our non-operating facilities due to changes in estimated post-closure costs.

Changes in the reported closure and post-closure asset, recorded as a component of Property and equipment, net, in the consolidated balance sheet, for the years ended December 31, 2013 and 2012 were as follows:

$s in thousands	2013	2012
Net closure and post-closure asset, beginning of year	$1,629	$1,280
Additions or adjustments to closure and post-closure asset	886	921
Amortization of closure and post-closure asset	(552)	(584)
Foreign currency translation	(131)	12

Net closure and post-closure asset, end of year	$1,832	$1,629

NOTE 13. DEBT

On October 29, 2010, we entered into a credit agreement with Wells Fargo which, as amended, provides for an aggregate commitment from Wells Fargo of $95.0 million (the "Credit Agreement"). The Credit Agreement provides for a $20.0 million revolving line of credit (the "Revolving Line of Credit") with a maturity date of November 1, 2015 and a $75.0 million reducing revolving line of credit (the "Reducing Revolving Line of Credit") with a maturity date of November 1, 2015.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. DEBT (Continued)

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the "Commitment Amount"). Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2013, the effective interest rate on the Revolving Line of Credit was 1.42%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2013 there were no borrowings outstanding under the Revolving Line of Credit. The availability under the Revolving Line of Credit was $16.0 million with $4.0 million of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million (the "Reducing Revolving Commitment Amount"). The Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each March, June, September and December beginning March 31, 2013, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company's option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At December 31, 2013, the effective interest rate of the Reducing Revolving Line of Credit was 1.42%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2013, there were no borrowings outstanding on the Reducing Revolving Line of Credit with $63.9 million available for borrowing.

In addition to standard fees, origination fees and commitment fees apply to the average daily unused portion of the Commitment Amount and the Reducing Revolving Commitment Amount. The Credit Agreement contains certain quarterly financial covenants, including a maximum funded debt ratio, a maximum fixed charge coverage ratio, a minimum required tangible net worth and a minimum current ratio. We may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. Obligations under the Credit Agreement are guaranteed by US Ecology and all of its subsidiaries.

At December 31, 2013, we were in compliance with all of the financial covenants in the Credit Agreement.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES

The components of the income tax expense consisted of the following:

$s in thousands	2013	2012	2011
Current:
U.S. Federal	$14,769	$13,989	$10,662
State	2,241	1,905	1,237
Foreign	3,623	873	632

Total current	20,633	16,767	12,531
Deferred:
U.S. Federal	(2,068)	(270)	(396)
State	(218)	79	(85)
Foreign	(351)	(517)	(613)

Total deferred	(2,637)	(708)	(1,094)

Income tax expense	$17,996	$16,059	$11,437

A reconciliation between the effective income tax rate and the applicable statutory federal and state income tax rate is as follows:

	2013	2012	2011
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	2.7	3.3	2.5
Foreign rate differential	(2.0)	(0.3)	—
Other	0.2	0.5	0.9

	35.9%	38.5%	38.4%

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

The components of the total net deferred tax assets and liabilities as of December 31, 2013 and 2012 consisted of the following:

$s in thousands	2013	2012
Deferred tax assets:
Net operating loss carry forward	$6,270	$5,555
Accruals, allowances and other	1,708	2,065
Environmental compliance and other site related costs	554	—
Other	460	—

Total deferred tax assets	8,992	7,620
Less: valuation allowance	(6,253)	(5,537)

Net deferred tax assets	2,739	2,083
Deferred tax liabilities:
Property and equipment	(6,752)	(6,646)
Intangible assets	(9,425)	(10,463)
Environmental compliance and other site related costs	—	(1,228)
Other	—	(629)

Total deferred tax liabilities	(16,177)	(18,966)

Net deferred tax liability	$(13,438)	$(16,883)

We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. As of December 31, 2013, there were no unremitted earnings for the Company's foreign subsidiary, Stablex. The Company had no foreign subsidiaries prior to 2010. We also do not provide for deferred taxes on the excess of the tax basis over the financial reporting basis in our investment in Stablex that is essentially permanent in duration. The excess totaled $14.2 million as of December 31, 2013.

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of net operating loss carry forwards ("NOLs") for tax purposes. State NOLs expire between 2014 and 2021.The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2013 and 2012, we continued to maintain a valuation allowance for approximately $6.3 million and $5.5 million, respectively, of state tax benefits that are not expected to be utilizable prior to expiration.

The domestic and foreign components of Income (loss) before income taxes consisted of the following:

$s in thousands	2013	2012	2011
Domestic	37,958	40,425	29,775
Foreign	12,189	1,293	32

Income before income taxes	$50,147	$41,718	$29,807

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

The changes to unrecognized tax benefits (excluding related penalties and interest) consisted of the following:

$s in thousands	2013	2012	2011
Unrecognized tax benefits, beginning of year	$438	$438	$—
Gross increases in tax positions in prior periods	—	—	438
Gross increases during the current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits, end of year	$438	$438	$438

As of December 31, 2013, the Company's unrecognized tax benefits represent increases in tax positions in prior periods for new information that supported a change in measurement that, if recognized, would favorably affect the effective tax rate. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses. Interest expense related to unrecognized tax benefits was $13,000, $13,000 and $16,000 for the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate that within the next twelve months the total amount of unrecognized tax benefits will decrease due to the expiration of statutes of limitations.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service ("IRS") as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2010 through 2013. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2009 through 2013. We are currently not aware of any examinations by taxing authorities.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and enforce compliance with permits. Fines or penalties may be assessed by our regulators for non-compliance. Regulators may also issue orders limiting waste handling operations. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, modification or alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or other fees expected to be incurred in relation to these matters.

In 2012, we settled allegations by the United States Environment Protection Agency ("USEPA") that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conservation and Recovery Act of 1976 ("RCRA"). As part of the settlement, we agreed to pay a civil penalty and to submit an application to the State of Texas for a RCRA Subpart X permit. The Company and the thermal recycling unit's owner-operator also agreed to a set of interim

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued.

In connection with this matter, in June 2013 the USEPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on a proposed settlement are ongoing with the USEPA. We recognized a charge of $238,000 during 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to this pending enforcement matter.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Operating Leases

Lease agreements primarily cover railcars, the disposal site at our Stablex facility and corporate office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2013 are as follows:

$s in thousands	Payments
2014	$495
2015	435
2016	343
2017	339
2018	333
Thereafter	54

$1,999

Rental expense under operating leases was $685,000, $495,000 and $483,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 16. EQUITY

Public Common Stock Offering

In December 2013, we sold and issued 2,990,000 shares of our common stock, including 390,000 shares pursuant to the underwriters' option to purchase additional shares, at a price of $34.00 per share. We received net proceeds of $96.4 million after deducting underwriting discounts, commissions and offering expenses. $30.0 million of the net proceeds were used to repay amounts outstanding under the Credit Agreement.

Stock Option Plans

We have options outstanding under three stock option plans, the 1992 Stock Option Plan for Employees ("1992 Employee Plan"), the 1992 Director Stock Option Plan ("1992 Director Plan") and the 2008 Stock Option Incentive Plan ("2008 Stock Option Plan"). In March 2005, the Board of Directors cancelled the 1992 Director Plan except for options then outstanding. In April 2013, the 1992 Employee Plan expired and was cancelled except for options then outstanding. These plans were developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. EQUITY (Continued)

contribute to our success. Stock options expire ten years from the date of grant and vest over a period ranging from one to three years from the date of grant. Vesting requirements for non-employee directors are contingent on attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 1,500,000 stock options have been authorized for grant under the 2008 Stock Option Plan, with 879,000 options available for future grant as of December 31, 2013. Upon the exercise of stock options, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our stock option plan activity is as follows:

$s in thousands, except per share amounts	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2012	434,512	$18.93
Granted	216,600	25.56
Exercised	(256,336)	18.99
Cancelled, expired or forfeited	(1,000)	25.25

Outstanding as of December 31, 2013	393,776	$22.52	$5,742	7.7

Exercisable as of December 31, 2013	145,138	$18.76	$2,661	5.4

The weighted average grant date fair value of all stock options granted during 2013, 2012 and 2011 was $5.06, $4.03 and $4.04 per share, respectively. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $2.4 million, $497,000 and $39,000, respectively.

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

The significant weighted-average assumptions relating to the valuation of each option grant are as follows:

	2013	2012	2011
Expected life	3.3 years	3.3 years	3.3 years
Expected volatility	36%	39%	46%
Risk-free interest rate	0.4%	0.4%	1.2%
Expected dividend yield	3.4%	4.1%	4.5%

Restricted Stock Plans

We have two restricted stock plans: the Amended and Restated 2005 Non-Employee Director Compensation Plan (the "Director Plan") and the 2006 Restricted Stock Plan (the "Employee Plan"). The Director Plan provides that each non-employee director receive an annual award of either the number of shares of restricted stock or options to purchase US Ecology common stock (at each Director's election) with a value equal to $50,000 on the date of grant with a one-year vesting period. Vesting is also contingent

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. EQUITY (Continued)

on the non-employee director attending a minimum of seventy-five percent of regularly scheduled board meetings during the year. 200,000 shares of common stock have been authorized for grant under the Director Plan. During 2013, 9,000 shares were granted to non-employee directors. As of December 31, 2013, 67,200 shares remained available for grant under the Director Plan. The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. Generally, awards granted under the Employee Plan vest monthly over a twelve-month period. 200,000 shares of common stock have been authorized for grant under the Employee Plan. During 2013, 42,800 shares were granted to employees. As of December 31, 2013, 72,062 shares remained available for future grant under the Employee Plan. Upon the vesting of restricted stock awards, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our restricted stock plan activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	11,200	$17.73
Granted	51,800	25.89
Vested	(11,200)	17.73
Cancelled, expired or forfeited	(200)	25.25

Outstanding as of December 31, 2013	51,600	$25.89

The total fair value of restricted stock vested during 2013, 2012 and 2011 was $299,000, $413,000 and $340,000, respectively.

Share-Based Compensation Expense

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The components of pre-tax share-based compensation expense (included in Selling, general and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

$s in thousands	2013	2012	2011
Share-based compensation from:
Stock options	$346	$397	$449
Restrict stock	519	449	388

Total share-based compensation	865	846	837
Income tax benefit	(310)	(326)	(321)

Share-based compensation, net of tax	$555	$520	$516

Unrecognized Share-Based Compensation Expense

As of December 31, 2013, there was $1.9 million of unrecognized compensation expense related to unvested share-based awards granted under our share-based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. EARNINGS PER SHARE

	2013		2012		2011
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$32,151	$32,151	$25,659	$25,659	$18,370	$18,370

Weighted average basic shares outstanding	18,592	18,592	18,238	18,238	18,198	18,198
Dilutive effect of stock options and restricted stock		84		43		25

Weighted average diluted shares outstanding		18,676		18,281		18,223
Earnings per share	$1.73	$1.72	$1.41	$1.40	$1.01	$1.01

Anti-dilutive shares excluded from calculation		156		266		320

NOTE 18. OPERATING SEGMENTS

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. OPERATING SEGMENTS (Continued)

Summarized financial information concerning our reportable segments is as follows:

	Year Ended December 31, 2013
$s in thousands	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total
Revenue—Treatment and disposal	$165,089	$20	$—	$165,109
Revenue—Transportation services	36,017	—	—	36,017

Total revenue	201,106	20	—	201,126
Direct operating costs	86,111	127	—	86,238
Transportation costs	35,902	—	—	35,902

Gross profit (loss)	79,093	(107)	—	78,986
Selling, general & administrative expenses	11,826	—	14,229	26,055

Operating income (loss)	67,267	(107)	(14,229)	52,931
Interest income (expense), net	13	—	(822)	(809)
Foreign currency gain (loss)	542	—	(2,869)	(2,327)
Other income	342	10	—	352

Income (loss) before income taxes	68,164	(97)	(17,920)	50,147
Income tax expense	—	—	17,996	17,996

Net income (loss)	$68,164	$(97)	$(35,916)	$32,151

Depreciation, amortization & accretion	$17,270	$208	$39	$17,517
Capital expenditures	$20,989	$—	$384	$21,373
Total assets	$222,049	$79	$78,428	$300,556

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. OPERATING SEGMENTS (Continued)

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

NOTE 18. OPERATING SEGMENTS (Continued)

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

Revenue, Property, Plant and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed for the years ended December 31, 2013, 2012 and 2011 were as follows:

$s in thousands	2013	2012	2011
United States	$147,128	$130,889	$118,402
Canada	53,998	38,249	36,515

	$201,126	$169,138	$154,917

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2013 and 2012 are as follows:

$s in thousands	2013	2012
United States	$86,175	$81,605
Canada	65,516	68,958

	$151,691	$150,563

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2013 and 2012 were as follows:

	Three-Months Ended
$s and shares in thousands, except per share amounts	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
2013
Revenue	$42,899	$45,777	$53,090	$59,360	$201,126
Gross profit	15,382	18,928	21,620	23,056	78,986
Operating income	9,656	12,409	15,512	15,354	52,931
Net income	5,406	7,210	10,328	9,207	32,151
Earnings per share—diluted(1)	$0.29	$0.39	$0.56	$0.48	$1.72
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,407	18,483	18,533	19,281	18,676
Dividends paid per share	$—	$0.18	$0.18	$0.18	$0.54
2012
Revenue	$33,013	$39,980	$45,739	$50,406	$169,138
Gross profit	12,076	17,326	18,589	18,306	66,297
Operating income	6,471	10,960	12,393	10,814	40,638
Net income	4,523	6,362	8,662	6,112	25,659
Earnings per share—diluted(1)	$0.25	$0.35	$0.47	$0.33	$1.40
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,254	18,264	18,270	18,332	18,281
Dividends paid per share	$0.18	$0.18	$0.18	$0.36	$0.90

(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 20. SUBSEQUENT EVENT

On January 2, 2014 the Company declared a dividend of $0.18 per common share for stockholders of record on January 20, 2014. The dividend was paid from cash on hand on January 28, 2014 in an aggregate amount of $3.9 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including both the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2013. Based on that evaluation, the Company's management, including the Chief Executive and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2013, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2013. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Directors and Officers" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

The following table provides information as of December 31, 2013, about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Employee Stock Option Plan, 1992 Director Stock Option Plan, 2005 Non-Employee Director Compensation Plan, the 2006

Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	445,376	$22.52	1,018,262
Equity compensation plans not approved by security holders	—	—	—

Total	445,376	$22.52	1,018,262

(1)
Includes 51,600 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)
The following documents are filed as part of this report:

1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 of this report.

2)
Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 of this report.

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

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2014.

/s/ JEFFREY R. FEELER Jeffrey R. Feeler (Director) President and Chief Executive Officer	/s/ ERIC L. GERRATT Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ SIMON G. BELL Simon G. Bell. Executive Vice President of Operations and Technology Development	/s/ STEVEN D. WELLING Steven D. Welling. Executive Vice President of Sales and Marketing
/s/ JOE F. COLVIN Joe F. Colvin (Director)	/s/ VICTOR J. BARNHART Victor J. Barnhart (Director)
/s/ JEFFREY S. MERRIFIELD Jeffrey S. Merrifield (Director)	/s/ DANIEL FOX Daniel Fox (Director)
/s/ STEPHEN A. ROMANO Stephen A. Romano (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's
2.1	Share Purchase Agreement dated September 13, 2010 between Marsulex Inc. and US Ecology, Inc.	3rd Qtr Form 10-Q filed 10-28-2010
3.1	Restated Certificate of Incorporation	2009 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.3	Credit Agreement Between Wells Fargo Bank National Association and US Ecology, Inc. dated October 29, 2010	Form 8-K filed 11-1-2010
10.4	First Amendment to the Credit Agreement between Wells Fargo Bank National Association and US Ecology, Inc.	2nd Qtr 2011 Form 10-Q filed 8-5-2011
10.5	Second Amendment to the Credit Agreement between Wells Fargo Bank National Association and US Ecology, Inc.	1st Qtr 2012 Form 10-Q filed 5-8-2012
10.6	Third Amendment to the Credit Agreement between Wells Fargo Bank National Association and US Ecology, Inc.	Form 8-K filed 2-5-13
10.7	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.8	*Form of Indemnification Agreement between American Ecology Corporation and each of the Company's Directors and Officers	Form 8-K filed 5-26-05
10.9	*Management Incentive Plan Effective January 1, 2013	2nd Qtr 2013 Form 10-Q filed 8-1-13
10.10	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.11	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.12	*Employment Agreement, effective January 1, 2010, between the Company and John M. Cooper	1st Qtr Form 10-Q filed 4-30-2010
10.13	*Executive Employment Agreement, dated September 7, 2013, between Jeffrey R. Feeler and US Ecology, Inc.	3rd Qtr Form 10-Q filed 10-31-13

Exhibit No.	Description	Incorporated by Reference from Registrant's
10.14	Amended and Restated 2005 Non-Employee Director Compensation Plan	2012 Form 10-K
10.15	*Executive Sales Incentive Plan Effective January 1, 2013	2nd Qtr 2013 Form 10-Q filed 8-1-13
10.16	*Employment Agreement, effective October 31, 2013, between the Company and Eric L. Gerratt
10.17	*Employment Agreement, effective October 31, 2013, between the Company and Steven D. Welling
10.18	*Employment Agreement, effective October 31, 2013, between the Company and Simon G. Bell
12.1	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2013 Form 10-K by Chief Executive Officer dated February 25, 2014
31.2	Certifications of December 31, 2013 Form 10-K by Chief Financial Officer dated February 25, 2014
32.1	Certifications of December 31, 2013 Form 10-K by Chief Executive Officer dated February 25, 2014
32.2	Certifications of December 31, 2013 Form 10-K by Chief Financial Officer dated February 25, 2014
101
The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to the Consolidated Financial Statements

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.