Form 10-Q
period 2014-03-31
US ECOLOGY, INC.
filed 2014-05-07
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

At May 2, 2014, there were 21,551,223 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

(In thousands, except par value amount)

	March 31, 2014	December 31, 2013
Assets

Current Assets:
Cash and cash equivalents	77,918	$73,940
Receivables, net	41,678	43,636
Prepaid expenses and other current assets	2,832	3,612
Deferred income taxes	659	1,340
Total current assets	123,087	122,528

Property and equipment, net	116,419	114,859
Restricted cash and investments	4,111	4,097
Intangible assets, net	35,187	36,832
Goodwill	20,941	21,693
Other assets	411	547
Total assets	$300,156	$300,556

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,605	$7,277
Deferred revenue	7,458	8,870
Accrued liabilities	7,962	8,691
Accrued salaries and benefits	4,872	6,957
Income taxes payable	5,113	4,428
Current portion of closure and post-closure obligations	916	949
Total current liabilities	30,926	37,172

Long-term closure and post-closure obligations	19,552	16,519
Other long-term liabilities	58	69
Unrecognized tax benefits	483	480
Deferred income taxes	13,213	14,778
Total liabilities	64,232	69,018

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,548 and 21,538 shares issued, respectively	215	215
Additional paid-in capital	163,275	162,830
Retained earnings	76,085	70,597
Treasury stock, at cost, 18 and 19 shares, respectively	(387)	(319)
Accumulated other comprehensive income (loss)	(3,264)	(1,785)
Total stockholders’ equity	235,924	231,538
Total liabilities and stockholders’ equity	$300,156	$300,556

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Revenue	$53,354	$42,899
Direct operating costs	22,621	21,084
Transportation costs	8,613	6,433

Gross profit	22,120	15,382

Selling, general and administrative expenses	6,636	5,726

Operating income	15,484	9,656

Other income (expense):
Interest income	44	5
Interest expense	(86)	(221)
Foreign currency gain (loss)	(940)	(938)
Other	86	97

Total other income (expense)	(896)	(1,057)

Income before income taxes	14,588	8,599
Income tax expense	5,227	3,193

Net income	$9,361	$5,406

Earnings per share:
Basic	$0.44	$0.30
Diluted	$0.43	$0.29

Shares used in earnings per share calculation:
Basic	21,475	18,320
Diluted	21,586	18,407

Dividends paid per share	$0.18	$—

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$9,361	$5,406
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,479)	(750)

Comprehensive income	$7,882	$4,656

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,361	$5,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,839	3,439
Amortization of intangible assets	352	367
Accretion of closure and post-closure obligations	330	307
Unrealized foreign currency (gain) loss	1,452	1,057
Deferred income taxes	(460)	(716)
Share-based compensation expense	270	146
Unrecognized tax benefits	3	3
Net (gain) loss on sale of property and equipment	8	(41)
Changes in assets and liabilities:
Receivables	1,259	1,473
Other assets	882	732
Accounts payable and accrued liabilities	(2,142)	(556)
Deferred revenue	(1,164)	1,269
Accrued salaries and benefits	(1,994)	(3,106)
Income taxes payable	783	3,528
Closure and post-closure obligations	(114)	(1,043)
Net cash provided by operating activities	12,665	12,265

Cash flows from investing activities:
Purchases of property and equipment	(4,775)	(6,752)
Purchases of restricted cash and investments	(14)	—
Proceeds from sale of property and equipment	6	52
Net cash used in investing activities	(4,783)	(6,700)

Cash flows from financing activities:
Dividends paid	(3,874)	—
Proceeds from exercise of stock options	174	1,050
Payments on reducing revolving line of credit	—	(4,000)
Deferred financing costs paid	—	(177)
Other	(65)	2
Net cash used in financing activities	(3,765)	(3,125)

Effect of foreign exchange rate changes on cash	(139)	(49)

Increase in cash and cash equivalents	3,978	2,391

Cash and cash equivalents at beginning of period	73,940	2,120

Cash and cash equivalents at end of period	$77,918	$4,511

Supplemental Disclosures
Income taxes paid, net of receipts	$4,934	$378
Interest paid	$40	$184
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$2,863	$—
Capital expenditures in accounts payable	$419	$1,645
Restricted stock issued from treasury shares	$118	$629

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Consolidated Balance Sheet as of December 31, 2013 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

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

Restricted Cash and Investments

Restricted cash and investments of $4.1 million at March 31, 2014 and 2013 represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities.  These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts.  The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

NOTE 2.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended March 31,
$s in thousands	2014	2013
Balance, beginning of period	$(1,785)	$628
Foreign currency translation gain (loss) in other comprehensive income	(1,479)	(750)
Balance, end of period	$(3,264)	$(122)

NOTE 3.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

Revenue from a single customer accounted for 11% of total revenue for the three months ended March 31, 2014. No other customer accounted for more than 10% of total revenue for the three months ended March 31, 2014. No customer accounted for more than 10% of total revenue for the three months ended March 31, 2013.

Receivables from a single customer accounted for approximately 16% of total trade receivables as of March 31, 2014.  No other customer accounted for more than 10% of total trade receivables as of March 31, 2014. A single customer accounted for approximately 16% of total trade receivables as of December 31, 2013.

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

NOTE 4.                    RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2014	2013

Trade	$39,012	$42,055
Unbilled revenue	1,678	1,296
Other	1,381	810
Total receivables	42,071	44,161
Allowance for doubtful accounts	(393)	(525)
Receivables, net	$41,678	$43,636

NOTE 5.                   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2014	2013

Cell development costs	$81,004	$77,348
Land and improvements	17,967	18,073
Buildings and improvements	58,515	59,101
Railcars	17,375	17,375
Vehicles and other equipment	43,847	42,859
Construction in progress	7,292	6,784
Total property and equipment	226,000	221,540
Accumulated depreciation and amortization	(109,581)	(106,681)
Property and equipment, net	$116,419	$114,859

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $3.8 million and $3.4 million, respectively.

NOTE 6.                    FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 - Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable and accrued liabilities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments.

The Company’s assets measured at fair value on a recurring basis consisted of our Restricted cash and investments as follows:

	March 31, 2014
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$399	$3,611	$—	$4,010
Money market funds (2)	$101	$—	$—	$101
Total	$500	$3,611	$—	$4,111

	December 31, 2013
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$399	$3,607	$—	$4,006
Money market funds (2)	$91	$—	$—	$91
Total	$490	$3,607	$—	$4,097

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

NOTE 7.                    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of March 31, 2014, were the result of our acquisitions of U.S. Ecology Michigan,Inc. on May 31, 2012 and Stablex Canada Inc. (“Stablex”) on October 31, 2010.  Prior to the acquisition of Stablex, the Company had no goodwill and intangible assets.  All goodwill has been assigned to the Operating Disposal Facilities reporting segment.  Changes in goodwill for the three months ended March 31, 2014 consisted of the following:

$s in thousands	Goodwill
Balance at December 31, 2013	$21,693
Foreign currency translation	(752)
Balance at March 31, 2014	$20,941

Intangible assets consisted of the following:

$s in thousands	March 31, 2014	December 31, 2013
Amortizing intangible assets:
Developed software	$317	$329
Database	90	94
Customer relationships	4,863	5,005
Technology - Formulae and processes	8,235	8,551
Permits, licenses and lease	25,294	26,264
Non-compete agreements	20	20
Total amortizing intangible assets	38,819	40,263
Accumulated amortization	(4,536)	(4,341)

Nonamortizing intangible assets:
Permits and licenses	750	750
Tradename	154	160
Total intangible assets, net	$35,187	$36,832

Amortization expense for the three months ended March 31, 2014 and 2013 was $352,000 and $367,000, respectively.

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

Revolving Line of Credit

The Revolving Line of Credit provides up to $20.0 million in revolving credit loans or letters of credit for working capital needs (the “Commitment Amount”).  Under the Revolving Line of Credit, revolving loans are available based on the Prime Rate or the LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). At March 31, 2014, the effective interest rate on the Revolving Line of Credit was 1.40%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2014, there were no borrowings outstanding on the Revolving Line of Credit.  The availability under the Revolving Line of Credit was $19.7 million with $257,000 of the line of credit issued in the form of a standby letter of credit utilized as collateral for closure and post-closure financial assurance.

Reducing Revolving Line of Credit

The Reducing Revolving Line of Credit provides an initial commitment amount of $75.0 million (the “Reducing Revolving Commitment Amount”).  The Reducing Revolving Commitment Amount is reduced by $2.8 million on the last day of each March, June, September and December beginning March 31, 2013, continuing through November 1, 2015. Under the Reducing Revolving Line of Credit revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At March 31, 2014, the effective interest rate of the Reducing Revolving Line of Credit was 1.40%.  Interest only payments are due either monthly or on the last day of any interest period, as applicable.  At March 31, 2014, there were no borrowings outstanding on the Reducing Revolving Line of Credit with $61.1 million available for additional borrowings.

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

At March 31, 2014, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to reported closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2014

Closure and post-closure obligations, beginning of period	$17,468
Accretion expense	330
Payments	(114)
Adjustments	2,863
Currency translation	(79)
Closure and post-closure obligations, end of period	20,468
Less current portion	(916)
Long-term portion	$19,552

NOTE 10.             INCOME TAXES

During the three months ended March 31, 2014, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We anticipate that within the next twelve months the total amount of unrecognized tax benefits will decrease due to the expiration of statutes of limitations.

Our effective tax rate for the three months ended March 31, 2014 was 35.8%, down from 37.1% for the three months ended March 31, 2013. The decrease for the three months ended March 31, 2014 reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate.

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

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended March 31,
$s and shares in thousands, except per share	2014		2013
amounts	Basic	Diluted	Basic	Diluted
Net income	9,361	$9,361	$5,406	$5,406
Weighted average basic shares outstanding	21,475	21,475	18,320	18,320

Dilutive effect of stock options and restricted stock		111		87
Weighted average diluted shares outstanding		21,586		18,407

Earnings per share	$0.44	$0.43	$0.30	$0.29
Anti-dilutive shares excluded from calculation		36		221

NOTE 13.             EQUITY

During the three months ended March 31, 2014, option holders exercised 10,208 options with a weighted-average exercise price of $17.01 per option. During the three months ended March 31, 2014, the Company repurchased 4,860 shares of the Company’s common stock in connection with net share settlement of employee equity awards at an average cost of $38.22 per share and issued 5,625 shares of restricted stock from our treasury stock at an average cost of $21.01 per share.

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

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended March 31, 2014 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$44,942	$5	$—	$44,947
Revenue - Transportation services	8,407	—	—	8,407
Total revenue	53,349	5	—	53,354
Direct operating costs	22,571	50	—	22,621
Transportation costs	8,613	—	—	8,613
Gross profit (loss)	22,165	(45)	—	22,120
Selling, general & administrative expense	2,599	—	4,037	6,636
Operating income (loss)	19,566	(45)	(4,037)	15,484
Interest income (expense), net	3	—	(45)	(42)
Foreign currency gain (loss)	380	—	(1,320)	(940)
Other income	84	2	—	86
Income (loss) before income taxes	20,033	(43)	(5,402)	14,588
Income tax expense	—	—	5,227	5,227
Net income (loss)	$20,033	$(43)	$(10,629)	$9,361
Depreciation, amortization & accretion	$4,459	$48	$14	$4,521
Capital expenditures	$4,550	$43	$182	$4,775
Total assets	$155,032	$117	$145,007	$300,156

Three Months Ended March 31, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	Total

Revenue - Treatment and disposal	$36,340	$4	$—	$36,344
Revenue - Transportation services	6,555	—	—	6,555
Total revenue	42,895	4	—	42,899
Direct operating costs	21,031	53	—	21,084
Transportation costs	6,433	—	—	6,433
Gross profit (loss)	15,431	(49)	—	15,382
Selling, general & administrative expense	2,646	—	3,080	5,726
Operating income (loss)	12,785	(49)	(3,080)	9,656
Interest income (expense), net	4	—	(220)	(216)
Foreign currency gain (loss)	112	—	(1,050)	(938)
Other income	95	2	—	97
Income (loss) before income taxes	12,996	(47)	(4,350)	8,599
Income tax expense	—	—	3,193	3,193
Net income (loss)	$12,996	$(47)	$(7,543)	$5,406
Depreciation, amortization & accretion	$4,051	$52	$10	$4,113
Capital expenditures	$6,726	$—	$26	$6,752
Total assets	$211,620	$86	$8,240	$219,946

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed consisted of the following:

Geographic disclosure

	Three Months Ended March 31,
$s in thousands	2014	2013
United States	$37,270	$31,398
Canada	16,084	11,501
Total revenue	$53,354	$42,899

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location consisted of the following:

	March 31,	December 31,
$s in thousands	2014	2013
United States	$88,803	$86,175
Canada	62,803	65,516
Total long-lived assets	$151,606	$151,691

NOTE 15.             SUBSEQUENT EVENTS

Quarterly Dividend

On April 1, 2014, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 21, 2014. The dividend was paid using cash on hand on April 28, 2014 in an aggregate amount of $3.9 million.

Proposed Business Acquisition

On April 7, 2014, the Company announced that it has entered into a definitive stock purchase agreement to acquire EQ — The Environmental Quality Company (“EQ”). EQ is a comprehensive waste solutions provider with facilities throughout the Eastern United States offering a broad line of environmental services including treatment and disposal of hazardous wastes, recycling, field and industrial services and total waste management.  EQ’s facilities include one hazardous waste permitted landfill located outside of Detroit, Michigan, 13 waste treatment and recycling facilities and 21 dedicated service centers.

The transaction, valued at $465.0 million, is expected to close in the second or third quarter of 2014 and is subject to customary closing conditions, including a purchase price adjustment based on the amount of working capital at closing. The total purchase price will be financed using a combination of cash on hand and committed debt financing, consisting of a new $540.0 million credit facility comprised of a $415.0 million 7-year Term Loan and a $125.0 million 5-year Revolving Credit Facility. In connection with the transaction, the Company executed a debt commitment letter with affiliates of Wells Fargo and Credit Suisse pursuant to which Wells Fargo and Credit Suisse committed to act as Joint Arrangers for the new credit facility. The debt commitment is subject to customary terms and conditions, including the negotiation of the terms of the new definitive credit agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Boise, Idaho
May 7, 2014

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

We generate revenue from fees charged to treat and dispose of waste at our six fixed disposal facilities located near Grand View, Idaho; Richland, Washington; Beatty, Nevada; Robstown, Texas; Detroit, Michigan and Blainville, Québec, Canada. We own and manage a dedicated fleet of gondola railcars and arrange for the transportation of waste to our facilities which contributes significant revenue. We also utilize our railcar fleet to transport waste disposed at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

We divided our customers into categories to better evaluate period-to-period changes in treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or waste “clean-up” project “Event Business”).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues by category for the three months ended March 31, 2014 and 2013.

Customer		% of Treatment and Disposal Revenue (1) for the Three Months Ended March 31,
Category	Description	2014	2013
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	46%	51%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	22%	10%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	17%	18%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	7%	10%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	4%	7%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	4%

(1) Excludes all transportation service revenue

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2014 and 2013, approximately 44% and 34%, respectively, of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the hazardous and radioactive waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as 75% of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully.  Our Company-owned fleet of 234 gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals.   These Company-owned railcars also help us win business during times of demand-driven railcar scarcity.

The increased waste volumes resulting from projects won through this bundling service strategy further drive the operating leverage benefits inherent to the disposal business, increasing profitability.  While waste treatment and other variable costs are project-specific, the incremental earnings contribution from large and small projects generally increases as overall disposal volumes increase.  Based on past experience, management believes that maximizing operating income, net income and earnings per share is a higher priority than maintaining or increasing gross margin.  We intend to continue aggressively bidding bundled transportation and disposal services based on this proven strategy.

To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies.  Such transportation services may also be bundled with for-profit logistics and field services support work.

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by the prevailing economic conditions and credit environment. Adverse conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior.  Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.  To the extent business is driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions.  Spending by government agencies may also be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for various reasons.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 in dollars and as a percentage of total revenue.

$s and shares in thousands, except per	Three Months Ended March 31,
share amounts	2014	%	2013	%
Revenue	$53,354	100.0%	$42,899	100.0%
Direct operating costs	22,621	42.4%	21,084	49.1%
Transportation costs	8,613	16.1%	6,433	15.0%

Gross profit	22,120	41.5%	15,382	35.9%

Selling, general and administrative expenses	6,636	12.5%	5,726	13.4%
Operating income	15,484	29.0%	9,656	22.5%

Other income (expense):
Interest income	44	0.1%	5	0.0%
Interest expense	(86)	-0.2%	(221)	-0.5%
Foreign currency gain (loss)	(940)	-1.8%	(938)	-2.2%
Other	86	0.2%	97	0.2%
Total other income (expense)	(896)	-1.7%	(1,057)	-2.5%

Income before income taxes	14,588	27.3%	8,599	20.0%
Income taxes	5,227	9.8%	3,193	7.4%
Net income	$9,361	17.5%	$5,406	12.6%

Earnings per share:
Basic	$0.44		$0.30
Dilutive	$0.43		$0.29

Shares used in earnings per share calculation:
Basic	21,475		18,320
Dilutive	21,586		18,407

Dividends paid per share	$0.18		$—

Other Financial Data:
Adjusted EBITDA (1)	$20,275		$13,915

(1)  For all periods presented, Adjusted EBITDA is defined as net income before net interest expense, income tax expense, depreciation, amortization, stock-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense, which are not considered part of usual business operations.  Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP.  Some of the limitations are:

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
$s in thousands	2014	2013
Net income	$9,361	$5,406
Income tax expense	5,227	3,193
Interest expense	86	221
Interest income	(44)	(5)
Foreign currency (gain) loss	940	938
Other income	(86)	(97)
Depreciation and amortization of plant and equipment	3,839	3,439
Amortization of intangibles	352	367
Stock-based compensation	270	146
Accretion and non-cash adjustment of closure & post-closure liabilities	330	307
Adjusted EBITDA	$20,275	$13,915

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenue. Revenue increased 24% to $53.4 million for the first quarter of 2014, up from $42.9 million for the first quarter of 2013.  This increase reflects a 24% increase in T&D revenue primarily as a result of a 58% increase in project-based Event Business in the first quarter of 2014 compared to the first quarter of 2013. Transportation service revenue increased 28% compared to the first quarter of 2013, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the first quarter of 2014 we disposed of or processed 296,000 tons of waste, up 32% from 223,000 tons disposed or processed in the first quarter of 2013.  Our average selling price for treatment and disposal services (excluding transportation) decreased 6% during the first quarter of 2014 compared to the same quarter last year, reflecting a less favorable service mix.

During the first quarter of 2014, T&D revenue from recurring Base Business increased 4% compared to the first quarter of 2013 and comprised 56% of T&D revenue. This compared to 66% of T&D revenue in the first quarter of 2013.  As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from “other industry” and broker customer categories, partially offset by lower T&D revenue from our refinery customer category.

Event Business revenue in the first quarter of 2014 increased 58% as compared to the same quarter in 2013 and was 44% of T&D revenue for the first quarter of 2014. This compared to 34% of T&D revenue in the first quarter of 2013. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up, broker and “other industry” customer categories, partially offset by lower T&D revenue from our government customer category.

The following table summarizes combined Base Business and Event Business revenue growth by customer category for the first quarter of 2014 compared to the first quarter of 2013.

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Private clean-up	182%
Other industry	22%
Broker	11%
Rate regulated	1%
Refinery	-11%
Government	-41%

T&D revenue from private clean-up projects increased 182% in the first quarter of 2014 compared to the first quarter of 2013.  This increase primarily reflects revenue from an east coast clean-up project and a nuclear fuel fabrication facility decommissioning project.

Our other industry revenue category increased 22% in the first quarter of 2014 compared to the first quarter of 2013 as a result of increased shipments from this broadly diverse industrial customer category.

Our broker business increased 11% in the first quarter of 2014 compared to the first quarter of 2013. This increase was the result of higher shipments across the broad range of government and industry waste generators directly served by multiple broker customers partially offset by lower volumes of brokered thermal recycling projects.

T&D revenue from our refinery customers decreased 11% in the first quarter of 2014 compared to the first quarter of 2013. This decrease primarily reflects lower landfill disposal volumes.

Government clean-up business revenue decreased 41% in the first quarter of 2014 compared to the first quarter of 2013, primarily due to reduced shipments from the U.S. Army Corps of Engineers (“USACE”). This decrease was due to project-specific timing at multiple USACE clean-up sites and federal spending reductions.  Total revenue, including transportation service revenue, under our USACE contract was $1.1 million, or 2%, of total revenue in the first quarter of 2014 compared to $1.8 million, or 4%, of total revenue in the first quarter of 2013.  No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter.

Gross Profit. Gross profit for the first quarter of 2014 increased 44% to $22.1 million, up from $15.4 million in the first quarter of 2013. This increase primarily reflects higher volumes in the first quarter of 2014 compared to the first quarter of 2013. Total gross margin was 41% for the first quarter in 2014 compared to 36% in the first quarter of 2013.  T&D gross margin was 50% in the first quarter of 2014, up from 42% in the first quarter of 2013, reflecting higher volumes partially offset by a less favorable service mix in 2014.

Selling, General and Administrative (“SG&A”). SG&A expenses increased to $6.6 million, or 12% of total revenue, in the first quarter of 2014 compared with $5.7 million, or 13% of total revenue, in the first quarter of 2013. The increase in SG&A expenses resulted from higher labor and variable compensation, business development expenses and other administrative expenses supporting increased business activity.

Interest expense. Interest expense in the first quarter of 2014 was $86,000, down from $221,000 in the first quarter of 2013, primarily due to the fact that there was no outstanding debt in the first quarter of 2014.

Foreign Currency Gain (Loss). We recognized a $940,000 non-cash foreign currency loss in the first quarter of 2014 compared with a $938,000 non-cash foreign currency loss in the first quarter of 2013. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the U.S. dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2014, we had $34.7 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the first quarter of 2014 was $86,000, compared with $97,000 in the first quarter of 2013.

Income tax expense.  Our effective tax rate for the first quarter of 2014 was 35.8% compared to 37.1% in the first quarter of 2013. This decrease reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, partially offset by higher U.S. state income taxes. As of March 31, 2014 we have unrecognized tax benefits of $483,000 that, if recognized, would favorably affect the effective tax rate.  As of March 31, 2014, we have recorded $45,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be approximately 37.0%.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2014, we had $77.9 million in cash and cash equivalents immediately available. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, and paying declared dividends pursuant to our dividend policy. We believe future cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the three months ended March 31, 2014, net cash provided by operating activities was $12.7 million. This primarily reflects net income of $9.4 million, non-cash depreciation, amortization and accretion of $4.5 million and unrealized foreign currency losses of $1.5 million, partially offset by a decrease in accrued salaries and benefits of $2.0 million and other working capital of $496,000. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2014 for accrued fiscal year 2013 incentive compensation.

Days sales outstanding were 73 days as of March 31, 2014, compared to 62 days at December 31, 2013 and 65 days at March 31, 2013.

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

Investing Activities. For the three months ended March 31, 2014, net cash used in investing activities was $4.8 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at all of our operating facilities.

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

Financing Activities. For the three months ended March 31, 2014, net cash used in financing activities was $3.8 million, consisting primarily of $3.9 million of dividend payments to our stockholders, partially offset by $174,000 of proceeds from stock option exercises.

For the three months ended March 31, 2013, net cash used in financing activities was $3.1 million, consisting primarily of $4.0 million of payments under our Credit Agreement, partially offset by $1.1 million of proceeds from stock option exercises.

The Company intends to fund the potential acquisition of EQ and fees and expenses relating to the acquisition in part with committed debt financing, consisting of a new $540.0 million credit facility made up of approximately $415.0 million 7-year Term Loan and a $125.0 million 5-year Revolving Credit Facility.  In connection with the transaction, on April 6, 2014, the Company executed a debt commitment letter with affiliates of Wells Fargo and Credit Suisse pursuant to which Wells Fargo and Credit Suisse committed to act as Joint Arrangers for the new credit facility. The debt commitment is subject to customary terms and conditions, including the negotiation of the terms of the new definitive credit agreement.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2014. For detailed information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading or any other purposes.  We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments.  At March 31, 2014, $4.1 million was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.  When borrowings are outstanding under the Credit Agreement, we are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement with Wells Fargo.  Under the Credit Agreement, revolving loans are available based on the Prime Rate or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA.  At March 31, 2014, there were no borrowings outstanding under the Credit Agreement.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the three months ended March 31, 2014, Stablex transacted approximately 84% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2014, we had $34.7 million of intercompany loans outstanding between Stablex and US Ecology. During the three months ended March 31, 2014, the CAD weakened as compared to the USD resulting in a $1.3 million non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of March 31, 2014, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2014 would have generated a gain or loss of approximately $347,000 for the three months ended March 31, 2014.

We had a total pre-tax foreign currency loss of $940,000 for the three months ended March 31, 2014.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include the replacement of non-recurring event clean-up projects, a loss of a major customer, our ability to permit and contract for timely construction of new or expanded disposal cells, our ability to renew our operating permits or lease agreements with regulatory bodies, loss of key personnel, compliance with and changes to applicable laws, rules, or regulations, fluctuations in foreign currency markets, access to insurance, surety bonds and other financial assurances, a deterioration in our labor relations or labor disputes, our ability to perform under required contracts, failure to realize anticipated benefits and operational performance from acquired operations, adverse economic conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, access to cost effective transportation services, lawsuits, market conditions, our willingness or ability to pay dividends, implementation of new technologies and our ability to effectively close, integrate and realize anticipated synergies from future acquisitions, which can be impacted by the failure of the acquired company to achieve anticipated revenues, earnings or cash flows, assumption of liabilities that exceed our estimates, potential compliance issues, diversion of management’s attention or other resources from our existing business, risks associated with entering product / service areas in which we have limited experience, increases in working capital investment, unexpected capital expenditures, potential losses of key employees and customers of the acquired company and future write-offs of intangible and other assets, including goodwill, if the acquired operations fail to generate sufficient cash flows.

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

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.               RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

10.61	2014 Management Incentive Plan (Executive) Effective January 1, 2014*

10.62	2014 Executive Sales Incentive Plan Effective January 1, 2014*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 7, 2014	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer