Form 10-Q
period 2014-06-30
US ECOLOGY, INC.
filed 2014-08-11
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At August 7, 2014, there were 21,624,325 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2014	December 31, 2013
Assets

Current Assets:
Cash and cash equivalents	$13,797	$73,940
Receivables, net	128,345	43,636
Prepaid expenses and other current assets	12,681	3,612
Income taxes receivable	7,193	—
Deferred income taxes	5,327	1,340
Total current assets	167,343	122,528

Property and equipment, net	221,146	114,859
Restricted cash and investments	5,723	4,097
Intangible assets, net	286,391	36,832
Goodwill	212,524	21,693
Other assets	12,258	547
Total assets	$905,385	$300,556

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$23,381	$7,277
Deferred revenue	9,427	8,870
Accrued liabilities	32,912	8,691
Accrued salaries and benefits	11,175	6,957
Income taxes payable	1,469	4,428
Current portion of closure and post-closure obligations	5,338	949
Current portion of long-term debt	4,002	—
Total current liabilities	87,704	37,172

Long-term closure and post-closure obligations	53,250	16,519
Long-term debt	409,961	—
Other long-term liabilities	1,288	69
Unrecognized tax benefits	487	480
Deferred income taxes	110,454	14,778
Total liabilities	663,144	69,018

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,624 and
21,538 shares issued, respectively	216	215
Additional paid-in capital	164,926	162,830
Retained earnings	79,073	70,597
Treasury stock, at cost, 13 and 19 shares, respectively	(267)	(319)
Accumulated other comprehensive income (loss)	(1,707)	(1,785)
Total stockholders’ equity	242,241	231,538
Total liabilities and stockholders’ equity	$905,385	$300,556

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$66,024	$45,777	$119,378	$88,676
Direct operating costs	31,400	19,759	54,021	40,843
Transportation costs	9,377	7,090	17,990	13,523

Gross profit	25,247	18,928	47,367	34,310

Selling, general and administrative expenses	14,225	6,519	20,861	12,245

Operating income	11,022	12,409	26,506	22,065

Other income (expense):
Interest income	39	2	83	7
Interest expense	(858)	(222)	(944)	(443)
Foreign currency gain (loss)	743	(1,193)	(197)	(2,131)
Other	166	94	252	191

Total other income (expense)	90	(1,319)	(806)	(2,376)

Income before income taxes	11,112	11,090	25,700	19,689
Income tax expense	4,247	3,880	9,474	7,073

Net income	$6,865	$7,210	$16,226	$12,616

Earnings per share:
Basic	$0.32	$0.39	$0.75	$0.69
Diluted	$0.32	$0.39	$0.75	$0.68

Shares used in earnings per share calculation:
Basic	21,528	18,401	21,503	18,362
Diluted	21,667	18,483	21,632	18,446

Dividends paid per share	$0.18	$0.18	$0.36	$0.18

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$6,865	$7,210	$16,226	$12,616
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,557	(1,179)	78	(1,929)

Comprehensive income	$8,422	$6,031	$16,304	$10,687

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,226	$12,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,417	7,071
Amortization of intangible assets	1,215	729
Accretion of closure and post-closure obligations	716	613
Unrealized foreign currency loss	323	2,400
Deferred income taxes	2,095	(1,665)
Share-based compensation expense	525	363
Unrecognized tax benefits	7	7
Net loss on sale of property and equipment	14	10
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	4,661	(682)
Income taxes receivable	(3,426)	(787)
Other assets	(418)	(563)
Accounts payable and accrued liabilities	(2,347)	(1,583)
Deferred revenue	(2,349)	1,594
Accrued salaries and benefits	(1,772)	(2,386)
Income taxes payable	(3,024)	582
Closure and post-closure obligations	(364)	(621)
Net cash provided by operating activities	20,499	17,698

Cash flows from investing activities:
Business acquisition (net of cash acquired)	(465,895)	—
Purchases of property and equipment	(8,658)	(12,530)
Purchases of restricted cash and investments	(30)	—
Proceeds from sale of property and equipment	19	52
Net cash used in investing activities	(474,564)	(12,478)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	413,962	8,000
Payments on long-term debt	—	(10,000)
Proceeds from exercise of stock options	1,420	2,110
Deferred financing costs paid	(14,001)	(185)
Dividends paid	(7,750)	(3,314)
Other	205	261
Net cash provided by (used in) financing activities	393,836	(3,128)

Effect of foreign exchange rate changes on cash	86	(230)

Increase (decrease) in cash and cash equivalents	(60,143)	1,862

Cash and cash equivalents at beginning of period	73,940	2,120

Cash and cash equivalents at end of period	$13,797	$3,982

Supplemental Disclosures
Income taxes paid, net of receipts	$13,281	$8,677
Interest paid	$124	$367
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$2,863	$—
Capital expenditures in accounts payable	$1,328	$504
Restricted stock issued from treasury shares	$279	$779

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations and cash flows for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Restricted Cash and Investments

Restricted cash and investments represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities.  These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts.  The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

NOTE 2.                    BUSINESS COMBINATION

On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively “EQ”).  EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America. The total purchase price was $465.9 million, net of cash acquired, and was funded through a combination of cash on hand and borrowings under a new $415.0 million term loan. The purchase price is subject to post-closing adjustments including agreed upon working capital requirements.

We have recognized the assets and liabilities of EQ based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. All information presented is preliminary and subject to revision pending finalization of our fair market valuation analysis. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of June 30, 2014.

The following table summarizes the consideration paid for EQ and the preliminary fair value estimates of assets acquired and liabilities assumed recognized at the acquisition date:

$s in thousands	June 17, 2014
Current assets	$114,227
Property and equipment	103,532
Identifiable intangible assets	250,900
Current liabilities	(56,550)
Other liabilities	(131,336)
Total identifiable net assets	280,773
Goodwill	190,894
Total purchase price	$471,667

Goodwill of $190.9 million arising from the acquisition is the result of several factors. EQ has an assembled workforce that serves the U.S. industrial market utilizing state-of-the-art technology to treat a wide range of hazardous waste. The acquisition of EQ increases our geographic base providing a coast-to-coast presence and a service platform to better serve key North American hazardous waste markets. In addition, the acquisition of EQ provides us with an opportunity to win more waste clean-up project work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. All of the goodwill recognized was assigned to our EQ Operations reporting segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The preliminary fair value estimate of identifiable intangible assets by major intangible asset class and related weighted average amortization period are as follows:

$s in thousands	June 17, 2014	Weighted Average Amortization Period (Years)
Permits and licenses	$119,500	45
Customer relationships	115,000	15
Tradename	9,900	4
Customer backlog	3,600	10
Non-compete agreements	1,400	1
Internet domain and website	900	19
Database	600	15
Total identifiable intangible assets	$250,900	29

The following unaudited pro forma financial information presents the combined results of operations as if EQ had been combined with us at the beginning of each of the periods presented. The pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment, and interest expense.   The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of our future consolidated results of operations.

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands, except per share amounts	2014	2013	2014	2013
Pro forma combined:
Revenue	$149,121	$121,618	$287,232	$232,455
Net income	$6,297	$6,975	$11,503	$9,641
Earnings per share
Basic	$0.29	$0.38	$0.53	$0.52
Diluted	$0.29	$0.38	$0.53	$0.52

The amounts of revenue and net income from EQ included in US Ecology’s consolidated statement of operations for each of the three and six month periods ended June 30, 2014 were $14.6 million and $906,000, respectively.  Acquisition-related costs of $5.1 million and $5.3 million were included in selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

NOTE 3.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2014	2013	2014	2013
Balance, beginning of period	$(3,264)	$(122)	$(1,785)	$628
Foreign currency translation gain (loss) in other comprehensive income	1,557	(1,179)	78	(1,929)
Balance, end of period	$(1,707)	$(1,301)	$(1,707)	$(1,301)

NOTE 4.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2014 or the three or six months ended June 30, 2013. No customer accounted for more than 10% of total trade receivables as of June 30, 2014 or as of December 31, 2013.

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

NOTE 5.                    RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2014	2013

Trade	$108,575	$42,055
Unbilled revenue	21,322	1,296
Other	2,400	810
Total receivables	132,297	44,161
Allowance for doubtful accounts	(3,952)	(525)
Receivables, net	$128,345	$43,636

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments. The carrying amount of our long-term debt approximates fair value due to the fact that interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities.

The Company’s assets measured at fair value on a recurring basis consisted of our Restricted cash and investments as follows:

	June 30, 2014
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Fixed-income securities (1)	$400	$3,606	$—	$4,006
Money market funds (2)	$1,717	$—	$—	$1,717
Total	$2,117	$3,606	$—	$5,723

	December 31, 2013
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Fixed-income securities (1)	$399	$3,607	$—	$4,006
Money market funds (2)	$91	$—	$—	$91
Total	$490	$3,607	$—	$4,097

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

NOTE 7.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2014	2013

Cell development costs	$93,766	$77,348
Land and improvements	34,804	18,073
Buildings and improvements	77,850	59,101
Railcars	17,375	17,375
Vehicles and other equipment	91,037	42,859
Construction in progress	20,663	6,784
Total property and equipment	335,495	221,540
Accumulated depreciation and amortization	(114,349)	(106,681)
Property and equipment, net	$221,146	$114,859

Depreciation and amortization expense for the three months ended June 30, 2014 and 2013 was $4.6 million and $3.6 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2014 and 2013 was $8.4 million and $7.1 million, respectively.

NOTE 8.       GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of June 30, 2014, were the result of our acquisitions of EQ on June 17, 2014, US Ecology Michigan, Inc. on May 31, 2012 and Stablex Canada Inc. (“Stablex”) on October 31, 2010.  Changes in goodwill for the six months ended June 30, 2014 consisted of the following:

$s in thousands	December 31, 2013	Additions	Foreign Currency Translation	June 30, 2014
Goodwill:
Operating Disposal Facilities	$21,693	$—	$(63)	$21,630
EQ Operations	—	190,894	—	190,894
Total goodwill	$21,693	$190,894	$(63)	$212,524

Intangible assets consisted of the following:

$s in thousands	June 30, 2014	December 31, 2013
Amortizing intangible assets:
Customer relationships	$119,993	$5,005
Permits, licenses and lease	145,683	26,264
Technology - Formulae and processes	8,525	8,551
Tradename	9,900	—
Customer backlog	3,600	—
Non-compete agreements	1,420	20
Internet domain and website	900	—
Database	694	94
Developed software	328	329
Total amortizing intangible assets	291,043	40,263
Accumulated amortization	(5,561)	(4,341)

Nonamortizing intangible assets:
Permits and licenses	750	750
Tradename	159	160
Total intangible assets, net	$286,391	$36,832

At June 30, 2014, the net carrying amounts of goodwill and amortizing intangible assets include preliminary estimates of $190.9 million and $250.9 million, respectively, as a result of our acquisition of EQ.

Amortization expense for the three months ended June 30, 2014 and 2013 was $862,000 and $362,000, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $1.2 million and $729,000, respectively. Future amortization expense of amortizing intangible assets, including the amortization of the preliminary values assigned to EQ amortizing intangible assets, is as follows:

$s in thousands	Total
Remainder of 2014	$9,243
2015	15,280
2016	14,598
2017	14,592
2018	13,239

NOTE 9.                   DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
$s in thousands	2014	2013

Term loan	$415,000	$—
Net discount on term loan	$(1,037)	—
Total debt	413,963	—
Current portion of long-term debt	(4,002)	—
Long-term debt	$409,961	$—

Future maturities of long-term debt, excluding the net discount, as of June 30, 2014 consist of the following:

$s in thousands	Maturities

2014	$2,075
2015	4,150
2016	4,150
2017	4,150
2018	4,150
Thereafter	396,325
$415,000

On June 17, 2014, in connection with the acquisition of EQ, the Company entered into a new $540.0 million senior secured credit agreement (the “Credit Agreement”) with a syndicate of banks comprised of a $415.0 million term loan (the “Term Loan”) with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the “Revolving Credit Facility”) with a maturity date of June 17, 2019. Upon entering into the Credit Agreement, the Company terminated its existing credit agreement with Wells Fargo, dated October, 29, 2010, as amended (the “Former Agreement”). Immediately prior to the termination of the Former Agreement, there were no outstanding borrowings under the Former Agreement.  No early termination penalties were incurred as a result of the termination of the Former Agreement.

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At June 30, 2014, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, by October 2, 2014 the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the $415.0 million Term Loan principal.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement.  The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2014, the effective interest rate on the Revolving Credit Facility was 3.16%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2014, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $95.9 million with $29.1 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance.

Except as set forth below, the Company may prepay the Term Loan or permanently reduce the Revolving Credit Facility commitment under the Credit Agreement at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of LIBOR loans).  On or prior to six months after the closing of the Credit Agreement, if we prepay the initial term loans or amend the pricing terms of the initial term loans, in each case in connection with a reduction of the effective yield, we are required to pay a 1% prepayment premium (unless in connection with a change of control, sale or permitted acquisition).  Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.  The Credit Agreement is also subject to mandatory annual prepayments commencing in December 2015 if our total leverage (defined as the ratio of our consolidated funded debt as of the last day of the applicable fiscal year to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the Credit Agreement and which takes into account certain adjustments) if our total leverage ratio is greater than 2.50 to 1.00, with step-downs to 0% if our total leverage ratio is equal to or less than 2.50 to 1.00.

Pursuant to (i) an unconditional guarantee agreement (the “Guarantee”) and (ii) a collateral agreement (the “Collateral Agreement”), each entered into by the Company and its domestic subsidiaries on June 17, 2014, the Company’s obligations under the Credit Agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company’s existing and certain future domestic subsidiaries and the Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets except the Company’s and its domestic subsidiaries’ real property.

The Credit Agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting the ability of the Company to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens. We may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute default due to the payment of the dividend.

The Credit Agreement also contains a financial maintenance covenant, which is a maximum Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement, and is only applicable to the Revolving Credit Facility.  Our Consolidated Senior Secured Leverage Ratio as of the last day of any fiscal quarter, commencing with June 30, 2014, may not exceed the ratios indicated below:

Fiscal Quarters Ending	Maximum Ratio
June 30, 2014 through September 30, 2015	4.00 to 1.00
December 31, 2015 through September 30, 2016	3.75 to 1.00
December 31, 2016 through September 30, 2017	3.50 to 1.00
December 31, 2017 through September 30, 2018	3.25 to 1.00
December 31, 2018 and thereafter	3.00 to 1.00

At June 30, 2014, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 10.             CLOSURE AND POST-CLOSURE OBLIGATIONS

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

Changes to reported closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2014	June 30, 2014

Closure and post-closure obligations, beginning of period	$20,468	$17,468
Liabilities assumed in EQ acquisition	37,915	37,915
Accretion expense	386	716
Payments	(250)	(364)
Adjustments	—	2,863
Currency translation	69	(10)
Closure and post-closure obligations, end of period	58,588	58,588
Less current portion	(5,338)	(5,338)
Long-term portion	$53,250	$53,250

NOTE 11.             INCOME TAXES

During the six months ended June 30, 2014, there were no material changes to our unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We anticipate that within the next twelve months the total amount of unrecognized tax benefits will decrease due to the expiration of statutes of limitations.

Our effective tax rate for the three months ended June 30, 2014 was 38.2%, up from 35.0% for the three months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2014 was 36.9%, up from 35.9% for the six months ended June 30, 2013. The increases for both the three and six months ended June 30, 2014 reflect non-deductible business development and transaction expenses associated with the acquisition of EQ.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2010 through 2013. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2009 through 2013.

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended June 30,
$s and shares in thousands, except per share	2014		2013
amounts	Basic	Diluted	Basic	Diluted
Net income	6,865	$6,865	$7,210	$7,210
Weighted average basic shares outstanding	21,528	21,528	18,401	18,401

Dilutive effect of stock options and restricted stock		139		82
Weighted average diluted shares outstanding		21,667		18,483

Earnings per share	$0.32	$0.32	$0.39	$0.39
Anti-dilutive shares excluded from calculation		36		196

	Six Months Ended June 30,
$s and shares in thousands, except per share	2014		2013
amounts	Basic	Diluted	Basic	Diluted
Net income	$16,226	$16,226	$12,616	$12,616
Weighted average basic shares outstanding	21,503	21,503	18,362	18,362

Dilutive effect of stock options and restricted stock		129		84
Weighted average diluted shares outstanding		21,632		18,446

Earnings per share	$0.75	$0.75	$0.69	$0.68
Anti-dilutive shares excluded from calculation		36		208

NOTE 13.            EQUITY

During the six months ended June 30, 2014, option holders exercised 114,188 options with a weighted-average exercise price of $21.48 per option. Option holders exercised 46,744 of these options via net share settlement. During the six months ended June 30, 2014, the Company issued 13,275 shares of restricted stock from our treasury stock at an average cost of $21.00 per share.

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

Operating Leases

In connection with the acquisition of EQ on June 17, 2014, the Company acquired additional operating lease agreements primarily covering facilities, office equipment and machinery. Future minimum lease payments on non-cancellable operating leases acquired from EQ as of June 30, 2014 are as follows:

$s in thousands	Payments
2014	$2,887
2015	4,131
2016	3,346
2017	2,307
2018	995
$13,666

NOTE 15.             MULTI-EMPLOYER DEFINED BENEFIT PENSION PLANS

Certain of the Company’s wholly-owned subsidiaries, acquired with the acquisition of EQ on June 17, 2014, participate in seven multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries’ union employees. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on stipulated rates per hours worked. Benefits under these plans are generally based on compensation levels and years of service.

The financial risks of participating in multi-employer plans are different from single employer defined benefit pension plans in the following respects:

•                  Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•                  If a participating employer discontinues contributions to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•                  If a participating employer chooses to stop participating in a plan, a withdrawal liability may be created based on the unfunded vested benefits for all employees in the plan.

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

	Plan Employer	Plan	Pension Protection Act Certified Zone Status		Contribution Made by EQ (1) $s in thousands
Name of Plan	ID Number	Number	2013	2012	2013	2012

Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red	$1,061	$874
Contributions to multi-employer plans not individually significant					320	249
Total contributions made by EQ (1)					$1,381	$1,123

(1)  Represents contributions made prior to the Company’s acquisition of EQ on June 17, 2014.

Based on information as of April 30, 2013 and 2012, the year end of the Operating Engineers Local 324 Pension Fund (the “Local 324 Plan”), the Company’s contributions made to the Local 324 Plan represented less than 5 percent of total contributions received by the Local 324 Plan during the 2013 and 2012 plan years.

The certified zone status in the table above is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded. Plans in the red zone are less than 65 percent funded; plans in the yellow zone are less than 80 percent funded; and plans in the green zone are at least 80 percent funded. The certified zone status is as of the Local 324 Plan’s year end of April 30, 2013 and 2012.

A financial improvement or rehabilitation plan, as defined under ERISA, was adopted by the Local 324 Plan on March 17, 2011 and the Rehabilitation Period began May 1, 2013.

As of June 30, 2014, approximately 29% of the workforce acquired with EQ was employed under union contracts.  Most of these union employees are members of Local 324 with which certain subsidiaries have collective bargaining agreements expiring on September 30, 2014, November 30, 2015, and April 30, 2017.

NOTE 16.             OPERATING SEGMENTS

Prior to June 17, 2014, our operations were reported in two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, which reflected our internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents disposal facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities which are not accepting hazardous and/or radioactive waste or formerly proposed new facilities. In connection with our acquisition of EQ Holdings, Inc. on June 17, 2014, we added a third segment, EQ Operations, which consists of EQ’s legacy operations. Our chief operating decision maker reviews discrete financial information for each of these segments to evaluate performance and make decisions about allocating resources. As a result of the acquisition of EQ, we plan to continue to refine our segment reporting to reflect ongoing changes in the way we manage our business, and there can be no assurance that we will continue to separately report EQ’s financial results in the future.

Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information concerning our reportable segments is shown in the following tables:

Three Months Ended June 30, 2014 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$43,592	$7	$—	$4,708	$48,307
Revenue - Transportation and services	7,856	—	—	9,861	17,717
Total revenue	51,448	7	—	14,569	66,024
Direct operating costs	22,246	52	—	9,102	31,400
Transportation costs	7,914	—	—	1,463	9,377
Gross profit (loss)	21,288	(45)	—	4,004	25,247
Selling, general & administrative expense	2,917	—	8,885	2,423	14,225
Operating income (loss)	18,371	(45)	(8,885)	1,581	11,022
Interest income (expense), net	4	—	(771)	(52)	(819)
Foreign currency gain (loss)	(394)	—	1,137	—	743
Other income	147	3	—	16	166
Income (loss) before income taxes	18,128	(42)	(8,519)	1,545	11,112
Income tax expense	—	—	4,247	—	4,247
Net income (loss)	$18,128	$(42)	$(12,766)	$1,545	$6,865
Depreciation, amortization & accretion	$4,502	$49	$16	$1,260	$5,827
Capital expenditures	$2,975	$—	$59	$849	$3,883
Total assets	$220,059	$114	$25,521	$659,691	$905,385

Three Months Ended June 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$38,724	$6	$—	$—	$38,730
Revenue - Transportation and services	7,047	—	—	—	7,047
Total revenue	45,771	6	—	—	45,777
Direct operating costs	19,705	54	—	—	19,759
Transportation costs	7,090	—	—	—	7,090
Gross profit (loss)	18,976	(48)	—	—	18,928
Selling, general & administrative expense	3,267	—	3,252	—	6,519
Operating income (loss)	15,709	(48)	(3,252)	—	12,409
Interest income (expense), net	2	—	(222)	—	(220)
Foreign currency gain (loss)	320	—	(1,513)	—	(1,193)
Other income	91	3	—	—	94
Income (loss) before income taxes	16,122	(45)	(4,987)	—	11,090
Income tax expense	—	—	3,880	—	3,880
Net income (loss)	$16,122	$(45)	$(8,867)	$—	$7,210
Depreciation, amortization & accretion	$4,051	$52	$10	$—	$4,113
Capital expenditures	$5,689	$—	$89	$—	$5,778
Total assets	$213,197	$88	$8,058	$—	$221,343

Six Months Ended June 30, 2014 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$88,534	$12	$—	$4,708	$93,254
Revenue - Transportation and services	16,263	—	—	9,861	26,124
Total revenue	104,797	12	—	14,569	119,378
Direct operating costs	44,817	102	—	9,102	54,021
Transportation costs	16,527	—	—	1,463	17,990
Gross profit (loss)	43,453	(90)	—	4,004	47,367
Selling, general & administrative expense	5,516	—	12,922	2,423	20,861
Operating income (loss)	37,937	(90)	(12,922)	1,581	26,506
Interest income (expense), net	7	—	(816)	(52)	(861)
Foreign currency gain (loss)	(14)	—	(183)	—	(197)
Other income	231	5	—	16	252
Income (loss) before income taxes	38,161	(85)	(13,921)	1,545	25,700
Income tax expense	—	—	9,474	—	9,474
Net income (loss)	$38,161	$(85)	$(23,395)	$1,545	$16,226
Depreciation, amortization & accretion	$8,961	$97	$30	$1,260	$10,348
Capital expenditures	$7,525	$43	$241	$849	$8,658
Total assets	$220,059	$114	$25,521	$659,691	$905,385

Six Months Ended June 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$75,064	$10	$—	$—	$75,074
Revenue - Transportation and services	13,602	—	—	—	13,602
Total revenue	88,666	10	—	—	88,676
Direct operating costs	40,736	107	—	—	40,843
Transportation costs	13,523	—	—	—	13,523
Gross profit (loss)	34,407	(97)	—	—	34,310
Selling, general & administrative expense	5,913	—	6,332	—	12,245
Operating income (loss)	28,494	(97)	(6,332)	—	22,065
Interest income (expense), net	6	—	(442)	—	(436)
Foreign currency gain (loss)	432	—	(2,563)	—	(2,131)
Other income	186	5	—	—	191
Income (loss) before income taxes	29,118	(92)	(9,337)	—	19,689
Income tax expense	—	—	7,073	—	7,073
Net income (loss)	$29,118	$(92)	$(16,410)	$—	$12,616
Depreciation, amortization & accretion	$8,291	$104	$18	$—	$8,413
Capital expenditures	$12,415	$—	$115	$—	$12,530
Total assets	$213,197	$88	$8,058	$—	$221,343

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2014	2013	2014	2013
United States	$51,380	$32,620	$88,651	$64,019
Canada	14,644	13,157	30,727	24,657
Total revenue	$66,024	$45,777	$119,378	$88,676

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location consisted of the following:

	June 30,	December 31,
$s in thousands	2014	2013
United States	$443,299	$86,175
Canada	64,238	65,516
Total long-lived assets	$507,537	$151,691

NOTE 17.             SUBSEQUENT EVENT

On July 1, 2014, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 21, 2014. The dividend was paid using cash on hand on July 28, 2014 in an aggregate amount of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

August 11, 2014

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

OVERVIEW

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities.  The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous and radioactive waste, as well as a wide range of complementary field and industrial services.  US Ecology’s focus on safety, environmental compliance, and customer service, enables us to effectively meet the needs of our customers and to build long-lasting relationships.  The Company’s headquarters are in Boise, Idaho, with operations in the United States, Canada and Mexico.

On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively “EQ”).  EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America. EQ contributed $14.6 million of revenue for the 13 days following the acquisition on June 17, 2014. Throughout “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report we have excluded revenue from EQ when calculating Base Business and Event Business revenue and changes in disposal revenue between our customer categories, as we believe that excluding revenue from EQ provides more meaningful comparative information on the Company’s results of operations for the three and six months ended June 30, 2014.

We generate revenue from fees charged to treat and dispose of waste at our fixed disposal facilities and from fees charged to perform various field and industrial services to our customers. We also own and manage a dedicated fleet of gondola railcars and arrange for the transportation of waste to our facilities which contributes significant revenue.  We also utilize our railcar fleet to transport waste disposed at facilities operated by other companies on a less frequent basis. We or our predecessor companies have been in the waste business since 1952.

We divide our customers into categories to better evaluate period-to-period changes in treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or waste “clean-up” project “Event Business”).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues (excluding EQ) by category for the three and six months ended June 30, 2014 and 2013.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended June 30,
Category	Description	2014	2013
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	48%	50%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	19%	17%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	17%	11%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	9%	12%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	4%	6%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	3%	4%

(1) Excludes all transportation service revenue

(2) Excludes all revenue from EQ Holdings, Inc. which was acquired on June 17, 2014

Customer		% of Treatment and Disposal Revenue (1),(2) for the Six Months Ended June 30,
Category	Description	2014	2013
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	47%	51%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	19%	17%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	19%	10%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	8%	11%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	4%	7%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	3%	4%

(1) Excludes all transportation service revenue

(2) Excludes all revenue from EQ Holdings, Inc. which was acquired on June 17, 2014

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three and six month periods ended June 30, 2014, approximately 38% and 42%, respectively, of our T&D revenue

(excluding EQ) was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the hazardous and radioactive waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 in dollars and as a percentage of total revenue.

$s and shares in thousands, except per	Three Months Ended June 30,				Six Months Ended June 30,
share amounts	2014	%	2013	%	2014	%	2013	%

Revenue	$66,024	100.0%	$45,777	100.0%	$119,378	100.0%	$88,676	100.0%
Direct operating costs	31,400	47.6%	19,759	43.2%	54,021	45.3%	40,843	46.1%
Transportation costs	9,377	14.2%	7,090	15.5%	17,990	15.0%	13,523	15.2%

Gross profit	25,247	38.2%	18,928	41.3%	47,367	39.7%	34,310	38.7%

Selling, general and administrative expenses	14,225	21.5%	6,519	14.2%	20,861	17.5%	12,245	13.8%
Operating income	11,022	16.7%	12,409	27.1%	26,506	22.2%	22,065	24.9%

Other income (expense):
Interest income	39	0.1%	2	0.0%	83	0.1%	7	0.0%
Interest expense	(858)	-1.3%	(222)	-0.5%	(944)	-0.8%	(443)	-0.5%
Foreign currency gain (loss)	743	1.1%	(1,193)	-2.6%	(197)	-0.2%	(2,131)	-2.4%
Other	166	0.3%	94	0.2%	252	0.2%	191	0.2%
Total other income (expense)	90	0.2%	(1,319)	-2.9%	(806)	-0.7%	(2,376)	-2.7%

Income before income taxes	11,112	16.9%	11,090	24.2%	25,700	21.5%	19,689	22.2%
Income taxes	4,247	6.5%	3,880	8.4%	9,474	7.9%	7,073	8.0%
Net income	$6,865	10.4%	$7,210	15.8%	$16,226	13.6%	$12,616	14.2%

Earnings per share:
Basic	$0.32		$0.39		$0.75		$0.69
Dilutive	$0.32		$0.39		$0.75		$0.68

Shares used in earnings per share calculation:
Basic	21,528		18,401		21,503		18,362
Dilutive	21,667		18,483		21,632		18,446

Dividends paid per share	$0.18		$0.18		$0.36		$0.18

Other Financial Data:
Adjusted EBITDA (1)	$17,104		$16,927		$37,379		$30,841

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2014	2013	2014	2013

Net income	$6,865	$7,210	$16,226	$12,616
Income tax expense	4,247	3,880	9,474	7,073
Interest expense	858	222	944	443
Interest income	(39)	(2)	(83)	(7)
Foreign currency (gain) loss	(743)	1,193	197	2,131
Other income	(166)	(94)	(252)	(191)
Depreciation and amortization of plant and equipment	4,579	3,632	8,417	7,071
Amortization of intangibles	862	362	1,215	729
Stock-based compensation	255	218	525	363
Accretion and non-cash adjustment of closure & post-closure liabilities	386	306	716	613
Adjusted EBITDA	$17,104	$16,927	$37,379	$30,841

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenue. Revenue increased 44% to $66.0 million for the second quarter of 2014, up from $45.8 million for the second quarter of 2013.  EQ contributed $14.6 million of revenue for the 13 days following the acquisition on June 17, 2014.  T&D revenue (excluding EQ) increased 13% in the second quarter of 2014 compared to the second quarter of 2013, primarily as a result of a 26% increase in project-based Event Business. Transportation service revenue (excluding EQ) increased 12% compared to the second quarter of 2013, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the second quarter of 2014 we disposed of or processed 289,000 tons of waste (excluding EQ), up 14% from 253,000 tons disposed or processed in the second quarter of 2013.  Our average selling price for treatment and disposal services (excluding transportation and EQ) during the second quarter of 2014 was unchanged compared to the same quarter last year.

During the second quarter of 2014, T&D revenue from recurring Base Business (excluding EQ) increased 4% compared to the second quarter of 2013 and comprised 62% of T&D revenue. This compared to 66% of T&D revenue in the second quarter of 2013.  As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from the “other industry”, broker and government customer categories, partially offset by lower T&D revenue from our refinery customer category.

Event Business revenue (excluding EQ) in the second quarter of 2014 increased 26% as compared to the same quarter in 2013 and was 38% of T&D revenue for the second quarter of 2014. This compared to 34% of T&D revenue in the second quarter of 2013. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up, broker and “other industry” customer categories, partially offset by lower T&D revenue from our government and refinery customer categories.

The following table summarizes combined Base Business and Event Business revenue growth (excluding EQ) by customer category for the second quarter of 2014 compared to the second quarter of 2013.

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Private clean-up	69%
Other industry	27%
Broker	7%
Rate regulated	-3%
Refinery	-18%
Government	-28%

T&D revenue (excluding EQ) from private clean-up projects increased 69% in the second quarter of 2014 compared to the second quarter of 2013.  This increase primarily reflects revenue from an east coast clean-up project and a nuclear fuel fabrication facility decommissioning project.

Our other industry revenue (excluding EQ) category increased 27% in the second quarter of 2014 compared to the second quarter of 2013 as a result of increased shipments from this broadly diverse industrial customer category.

Our broker business (excluding EQ) increased 7% in the second quarter of 2014 compared to the second quarter of 2013. This increase was the result of higher shipments across the broad range of government and industry waste generators directly served by multiple broker customers, partially offset by lower volumes of brokered thermal recycling projects.

T&D revenue (excluding EQ) from our refinery customers decreased 18% in the second quarter of 2014 compared to the second quarter of 2013. This decrease primarily reflects lower landfill disposal volumes.

Government clean-up business revenue (excluding EQ) decreased 28% in the second quarter of 2014 compared to the second quarter of 2013, primarily due to a completed military base clean-up that was not replaced in the second quarter of 2014 and reduced shipments from the U.S. Army Corps of Engineers (“USACE”). Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 26% in the second quarter of 2014 compared with the second quarter of 2013. This decrease was due to project-specific timing at multiple USACE clean-up sites and federal spending reductions.  Total revenue, including transportation service revenue, under our USACE contract was $2.5 million, or 4%, of total revenue in the second quarter of 2014 compared to $1.4 million, or 3%, of total revenue in the second quarter of 2013. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the quarter.

Gross Profit. Gross profit for the second quarter of 2014 increased 33% to $25.2 million, up from $18.9 million in the second quarter of 2013. EQ contributed $4.0 million of gross profit for the 13 days following the acquisition on June 17, 2014. Excluding EQ, gross profit for the second quarter of 2014 increased 12% compared to the second quarter of 2013. This increase primarily reflects higher volumes in the second quarter of 2014 compared to the second quarter of 2013. Excluding EQ, total gross margin was 41% for both the second quarter of 2014 and 2013.  Excluding EQ, T&D gross margin was 49% for both the second quarter of 2014 and 2013.

Selling, General and Administrative (“SG&A”). SG&A expenses increased to $14.2 million, or 22% of total revenue, in the second quarter of 2014 compared with $6.5 million, or 14% of total revenue, in the second quarter of 2013. EQ contributed $2.4 million of SG&A expenses for the 13 days following the acquisition on June 17, 2014.  Excluding EQ, SG&A expenses increased to $11.8 million, or 23% of total revenue, in the second quarter of 2014 compared with $6.5 million, or 14% of total revenue, in the second quarter of 2013. SG&A expenses for the second quarter of 2014 include $5.1 million of business development expenses related to the acquisition of EQ on June 17, 2014.  The remaining increase primarily reflects higher labor and variable compensation costs.

Interest expense. Interest expense in the second quarter of 2014 was $858,000, up from $222,000 in the second quarter of 2013, primarily reflecting interest expense on borrowings under the Company’s new $415.0 million term loan used to partially finance the acquisition of EQ on June 17, 2014.

Foreign Currency Gain (Loss). We recognized $743,000 in non-cash foreign currency gains in the second quarter of 2014 compared with $1.2 million in non-cash foreign currency losses in the second quarter of 2013. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the U.S. dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2014, we had $31.1 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the second quarter of 2014 was $166,000, compared with $94,000 in the second quarter of 2013.

Income tax expense.  Our effective tax rate for the second quarter of 2014 was 38.2% compared to 35.0% in the second quarter of 2013. The increase reflects non-deductible business development expenses associated with the acquisition of EQ, partially offset by a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. As of June 30, 2014 we have unrecognized tax benefits of $487,000 that, if recognized, would favorably affect the effective tax rate.  As of June 30, 2014, we have recorded $49,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be approximately 38.0%.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenue. Revenue increased 35% to $119.4 million for the first six months of 2014, up from $88.7 million for the first six months of 2013.  EQ contributed $14.6 million of revenue for the 13 days following the acquisition on June 17, 2014.  T&D revenue (excluding EQ) increased 18%, primarily as a result of a 43% increase in project-based Event Business in the first six months of 2014 compared to the first six months of 2013. Transportation service revenue increased 20% compared to the first six months of 2013, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the first six months of 2014 we disposed of or processed 584,000 tons of waste (excluding EQ), up 23% from 476,000 tons disposed or processed in the first six months of 2013.  Our average selling price for treatment and disposal services (excluding transportation and EQ) decreased 3% during the first six months of 2014 compared to the same period last year, reflecting a more favorable service mix.

During the first six months of 2014, T&D revenue from recurring Base Business (excluding EQ) increased 4% compared to the first six months of 2013 and comprised 58% of T&D revenue. This compared to 66% of T&D revenue in the first six months of 2013.  As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from “other industry” and government customer categories, partially offset by lower T&D revenue from our refinery customer category.

Event Business revenue (excluding EQ) in the first six months of 2014 increased 43% as compared to the first six months of 2013 and was 42% of T&D revenue for the first six months of 2014. This compared to 34% of T&D revenue in the first six months of 2013. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up, broker and “other industry” customer categories, partially offset by lower T&D revenue from our government and refinery customer categories.

The following table summarizes combined Base Business and Event Business revenue growth (excluding EQ) by customer category for the first six months of 2014 compared to the first six months of 2013.

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Private clean-up	118%
Other industry	26%
Broker	9%
Rate regulated	-1%
Refinery	-15%
Government	-35%

T&D revenue (excluding EQ) from private clean-up projects increased 118% in the first six months of 2014 compared to the first six months of 2013.  This increase primarily reflects revenue from an east coast clean-up project and a nuclear fuel fabrication facility decommissioning project.

Our other industry revenue (excluding EQ) category increased 26% in the first six months of 2014 compared to the first six months of 2013 as a result of increased shipments from this broadly diverse industrial customer category.

Our broker business (excluding EQ) increased 9% in the first six months of 2014 compared to the first six months of 2013. This increase was the result of higher shipments across the broad range of government and industry waste generators directly served by multiple broker customers, partially offset by lower volumes of brokered thermal recycling projects.

T&D revenue (excluding EQ) from our refinery customers decreased 15% in the first six months of 2014 compared to the first six months of 2013. This decrease primarily reflects lower landfill disposal volumes.

Government clean-up business revenue (excluding EQ) decreased 35% in the first six months of 2014 compared to the first six months of 2013, primarily due to reduced shipments from the USACE and a completed military base clean-up that was not replaced in the first six months of 2014. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 51% in the first six months of 2014 compared with the first six months of 2013. This decrease was due to project-specific timing at multiple USACE clean-up sites and federal spending reductions.  Total revenue, including transportation service revenue, under our USACE contract was $3.5 million, or 3%, of total revenue in the first six months of 2014 compared to $3.1 million, or 4%, of total revenue in the first six months of 2013. No USACE projects served by the Company were cancelled or, to our knowledge, awarded to competitors during the first six months of 2014.

Gross Profit. Gross profit for the first six months of 2014 increased 38% to $47.4 million, up from $34.3 million in the first six months of 2013. EQ contributed $4.0 million of gross profit for the 13 days following the acquisition on June 17, 2014. Excluding EQ, gross profit for the first six months of 2014 increased 26% compared to the first six months of 2013. This increase primarily reflects higher volumes in the first six months of 2014 compared to the first six months of 2013. Excluding EQ, total gross margin was 41% for the first six months of 2014 compared with 39% for the first six months of 2013.  Excluding EQ, T&D gross margin was 49% for the first six months of 2014 compared with 46% for the first six months of 2013.

Selling, General and Administrative. SG&A expenses increased to $20.9 million, or 18% of total revenue, in the first six months of 2014 compared with $12.2 million, or 14% of total revenue, in the first six months of 2013. EQ contributed $2.4 million of SG&A expenses for the 13 days following the acquisition on June 17, 2014.  Excluding EQ, SG&A expenses increased to $18.4 million, or 18% of total revenue, in the first six months of 2014 compared with $12.2 million, or 14% of total revenue, in the first six months of 2013. SG&A expenses for the first six months of 2014 include $5.3 million of business development expenses related to the acquisition of EQ on June 17, 2014.  The remaining increase primarily reflects higher labor and variable compensation costs and other administrative expenses supporting increased business activity.

Interest expense. Interest expense in the first six months of 2014 was $944,000, up from $443,000 in the first six months of 2013, primarily reflecting interest expense on borrowings under the Company’s new $415.0 million term loan used to partially finance the acquisition of EQ on June 17, 2014.

Foreign Currency Gain (Loss). We recognized $197,000 in non-cash foreign currency losses in the first six months of 2014 compared with $2.1 million non-cash foreign currency losses in the first six months of 2013. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is CAD. Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2014, we had $31.1 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the first six months of 2014 was $252,000, compared with $191,000 in the first six months of 2013.

Income tax expense.  Our effective tax rate for the first six months of 2014 was 36.9% compared to 35.9% in the first six months of 2013. The increase reflects non-deductible business development expenses associated with the acquisition of EQ, partially offset by a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. As of June 30, 2014 we have unrecognized tax benefits of $487,000 that, if recognized, would favorably affect the effective tax rate.  As of June 30, 2014, we have recorded $49,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be approximately 38.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At June 30, 2014, we had $13.8 million in cash and cash equivalents immediately available and $95.9 million of borrowings available under the Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, and paying declared dividends pursuant to our dividend policy. We believe future cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the six months ended June 30, 2014, net cash provided by operating activities was $20.5 million. This primarily reflects net income of $16.2 million, non-cash depreciation, amortization and accretion of $10.3 million, an increase in receivables of $4.7 million and an increase in deferred income taxes of $2.1 million, partially offset by an increase in income taxes receivable of $3.4 million, a decrease in income taxes payable of $3.0 million, a decrease in deferred revenue of $2.3 million, a decrease in accounts payable and accrued liabilities of $2.3 million and a decrease in accrued salaries and benefits of $1.8 million. Impacts on net income are due to the factors discussed above under Results of Operations. The increase in receivables is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2014 for accrued fiscal year 2013 incentive compensation.

Days sales outstanding (excluding EQ) were 70 days as of June 30, 2014, compared to 62 days at December 31, 2013 and 67 days at June 30, 2013.

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

Investing Activities. For the six months ended June 30, 2014, net cash used in investing activities was $474.6 million, primarily related to the purchase of EQ for $465.9 million, net of cash acquired, and capital expenditures of $8.7 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at all of our operating facilities.

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

Financing Activities. For the six months ended June 30, 2014, net cash provided by financing activities was $393.8 million, consisting primarily of $414.0 million of net proceeds from the Company’s new term loan used to partially finance the acquisition of EQ, offset in part by $14.1 million of deferred financing costs associated with the Company’s new Credit Agreement and $7.8 million of dividend payments to our stockholders.

For the six months ended June 30, 2013, net cash used in financing activities was $3.1 million, consisting primarily of $3.3 million of dividend payments to our stockholders and $2.0 million of net repayments under the Credit Agreement, partially offset by $2.1 million of proceeds from stock option exercises.

Credit Facility

On June 17, 2014, in connection with the acquisition of EQ, the Company entered into a new $540.0 million senior secured credit agreement (the “Credit Agreement”) with a syndicate of banks comprised of a $415.0 million term loan (the “Term Loan”) with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the “Revolving Credit Facility”) with a maturity date of June 17, 2019. Upon entering into the Credit Agreement, the Company terminated its existing credit agreement with Wells Fargo, dated October, 29, 2010, as amended (the “Former Agreement”). Immediately prior to the termination of the Former Agreement, there were no outstanding borrowings under the Former Agreement.  No early termination penalties were incurred as a result of the termination of the Former Agreement.

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At June 30, 2014, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, by October 2, 2014 the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the $415.0 million Term Loan principal.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement.  The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2014, the effective interest rate on the Revolving Credit Facility was 3.16%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2014, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $95.9 million with $29.1 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance.

Except as set forth below, the Company may prepay the Term Loan or permanently reduce the Revolving Credit Facility commitment under the Credit Agreement at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of LIBOR loans).  On or prior to six months after the closing of the Credit Agreement, if we prepay the initial term loans or amend the pricing terms of the initial term loans, in each case in connection with a reduction of the effective yield, we are required to pay a 1% prepayment premium (unless in connection with a change of control, sale or permitted acquisition).  Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.  The Credit Agreement is also subject to mandatory annual prepayments commencing in December 2015 if our total leverage (defined as the ratio of our consolidated funded debt as of the last day of the applicable fiscal year to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the Credit Agreement and which takes into account certain adjustments) if our total leverage ratio is greater than 2.50 to 1.00, with step-downs to 0% if our total leverage ratio is equal to or less than 2.50 to 1.00.

Pursuant to (i) an unconditional guarantee agreement (the “Guarantee”) and (ii) a collateral agreement (the “Collateral Agreement”), each entered into by the Company and its domestic subsidiaries on June 17, 2014, the Company’s obligations under the Credit Agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company’s existing and certain future domestic subsidiaries and the Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets except the Company’s and its domestic subsidiaries’ real property.

The Credit Agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting the ability of the Company to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens. We may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute default due to the payment of the dividend.

The Credit Agreement also contains a financial maintenance covenant, which is a maximum Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement, and is only applicable to the Revolving Credit Facility.  Our Consolidated Senior Secured Leverage Ratio as of the last day of any fiscal quarter, commencing with June 30, 2014, may not exceed the ratios indicated below:

Fiscal Quarters Ending	Maximum Ratio
June 30, 2014 through September 30, 2015	4.00 to 1.00
December 31, 2015 through September 30, 2016	3.75 to 1.00
December 31, 2016 through September 30, 2017	3.50 to 1.00
December 31, 2017 through September 30, 2018	3.25 to 1.00
December 31, 2018 and thereafter	3.00 to 1.00

At June 30, 2014, we were in compliance with all of the financial covenants in the Credit Agreement.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

US Ecology’s contractual obligations at June 30, 2014, updated to include closure and post-closure obligations and operating lease commitments of EQ, as well as obligations under the Company’s new Credit Agreement, mature as follows:

	Payments Due by Period
$s in thousands	Total	2014	2015-2016	2017-2018	Thereafter

Closure and post-closure obligations (1)	$182,765	$2,851	$11,054	$9,878	$158,982
Operating lease commitments	15,418	3,134	8,255	3,974	55
Credit agreement obligations	415,000	2,075	8,300	8,300	396,325
Total contractual obligations (2)	$613,183	$8,060	$27,609	$22,152	$555,362

(1) For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2) As we are not able to reasonably estimate when we would make any cash payments to settle unrecognized tax benefits of $438,000, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $49,000 relating to such unrecognized tax benefits but have not included such amounts in the table above.

Future minimum lease payments on non-cancellable operating leases acquired from EQ as of June 30, 2014, which are included in the table above, are as follows:

$s in thousands	Payments
2014	$2,887
2015	4,131
2016	3,346
2017	2,307
2018	995
$13,666

There were no other material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2014. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading or any other purposes.  We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments.  At June 30, 2014, $5.7 million was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.  We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement.  Under the Credit Agreement, Term Loan borrowings incur interest at a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin.  Revolving loans under the Revolving Credit Facility are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. At June 30, 2014, there were $415.0 million of borrowings outstanding under the Term Loan bearing an effective interest rate of 3.75% and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise, we would be subject to higher interest payments if outstanding balances remain unchanged. Based on the outstanding indebtedness of $415.0 million under our Credit Agreement at June 30, 2014, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $4.2 million.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the six months ended June 30, 2014, Stablex transacted approximately 68% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2014, we had $31.1 million of intercompany loans outstanding between Stablex and US Ecology. During the six months ended June 30, 2014, the CAD strengthened as compared to the USD resulting in a $110,000 non-cash foreign currency translation gain being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of June 30, 2014, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2014 would have generated a gain or loss of approximately $311,000 for the six months ended June 30, 2014.

We had a total pre-tax foreign currency loss of $197,000 for the six months ended June 30, 2014.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

During the quarter ended June 30, 2014, we completed the acquisition of EQ which represents a material change in internal control over financial reporting since management’s last assessment. Prior to the acquisition, EQ was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired EQ subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. Our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2014 will include a scope exception that excludes the acquired EQ subsidiaries in order for management to have sufficient time to evaluate and implement our internal control over financial reporting. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to EQ.

Other than the acquisition of EQ, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include the replacement of non-recurring event clean-up projects, a loss of a major customer, our ability to permit and contract for timely construction of new or expanded disposal cells, our ability to renew our operating permits or lease agreements with regulatory bodies, loss of key personnel, compliance with and changes to applicable laws, rules, or regulations, fluctuations in foreign currency markets, access to insurance, surety bonds and other financial assurances, a deterioration in our labor relations or labor disputes, our ability to perform under required contracts, failure to realize anticipated benefits and operational performance from acquired operations, adverse economic conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, access to cost effective transportation services, lawsuits, market conditions, our willingness or ability to pay dividends, implementation of new technologies and our ability to effectively close and integrate and realize anticipated synergies from future acquisitions, which can be impacted by the failure of the acquired company to achieve anticipated revenues, earnings or cash flows, assumption of liabilities that exceed our estimates, potential compliance issues, diversion of management’s attention or other resources from our existing business, risks associated with entering product / service areas in which we have limited experience, increases in working capital investment, unexpected capital expenditures, potential losses of key employees and customers of the acquired company and future write-offs of intangible and other assets, including goodwill, if the acquired operations fail to generate sufficient cash flows.

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

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have, individually or in the aggregate, a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.               RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and is updated for the following:

The acquisition of EQ Holdings, Inc. (“EQ”) and any other acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our results of operations.

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

•                  diversion of management’s attention or other resources from our existing business;

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

We acquired EQ on June 17, 2014.  As part of the acquisition we recorded at fair value $190.9 million of goodwill and $250.9 million of intangibles associated with EQ. Our integration of EQ’s operations into our operations has required and will continue to require implementation of appropriate operations, management and financial reporting systems and controls.  The integration of EQ has required and will continue to require the focused attention of our management team, including a significant commitment of time and resources. The success of the acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the respective businesses and operations of US Ecology and EQ through greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the business and operations of US Ecology and EQ must continue to be successfully combined.

If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.  It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business, failure to implement the business plan for the combined businesses, unanticipated issues in integrating service offerings, logistics information, communications and other systems or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.   It is possible that failure to realize the anticipated benefits and operational performance of EQ could lead to an impairment of goodwill or other intangible assets and such impairment may be material to our financial condition or results of operations.

Our indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business, and our Credit Agreement restricts our ability to engage in certain corporate and financial transactions

On June 17, 2014, in connection with the acquisition of EQ, we entered into a new $540.0 million senior secured Credit Agreement with a syndicate of banks, which substantially increased our outstanding indebtedness.  As of June 30, 2014, we had total indebtedness of $415.0 million, comprised entirely of outstanding borrowings under the Credit Agreement.  Our Credit Agreement requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, potentially reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions, and other general corporate purposes; increases our vulnerability to adverse general economic or industry conditions; makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates; and limits our ability to obtain additional financing in the future for working capital or other purposes.

In addition, the Credit Agreement and related ancillary agreements with our lenders contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of outstanding stock, create certain liens and engage in certain types of transactions.  Our ability to borrow under the Credit Agreement depends upon our compliance with the restrictions contained in the Credit Agreement.  Events beyond our control could affect our ability to comply with these covenants.

Our acquisition of EQ Holdings, Inc. may expose us to unknown liabilities

Because we acquired all of EQ’s outstanding common shares, our investment in EQ is subject to all of EQ’s liabilities. If there are unknown obligations, including contingent liabilities, our business could be adversely affected.  We may learn additional information about EQ’s business that adversely affects us, such as unknown liabilities or issues relating to internal controls over financial reporting or that could affect our ability to comply with the Sarbanes-Oxley Act or other applicable laws.

A significant portion of the acquired EQ business depends upon the demand for cleanup of major spills and other remedial projects and regulatory developments over which we have no control

A significant portion of the acquired EQ business consists of wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services.  These services can be affected by the commencement and completion of cleanup of major spills and other events, customers’ decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in governmental regulations relevant to our diverse operations. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations

Certain of the Company’s wholly-owned subsidiaries acquired in the acquisition of EQ participate in multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries’ union employees. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (“ERISA”), may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. Under current law regarding multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. Contributions to these funds could also increase as a result of future collective bargaining with the unions, a shrinking contribution base as a result of the insolvency of other companies who currently contribute to these funds, failure of the Plan to meet ERISA’s minimum funding requirements, lower than expected returns on pension fund assets, or other funding deficiencies.  Any of the foregoing events could materially adversely affect our liquidity, cash flows and results of operations

Based upon the information available to us from plan administrators as of April 30, 2013, certain of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.  We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and these plans may require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans.  As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

10.1	Stock Purchase Agreement, dated April 6, 2014, by and among US Ecology, Inc., EQ Parent Company Inc., and EQ Group, LLC.

10.2

Credit Agreement, dated June 17, 2014, by and among US Ecology, Inc., the lenders referred to therein, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and Comerica Bank, as documentation agent.

10.3	Guaranty Agreement, dated June 17, 2014, by and among the guarantors from time to time party thereto and Wells Fargo Bank, N.A.

10.4	Collateral Agreement, dated June 17, 2014, by and among US Ecology, Inc., the other grantors from time to time party thereto and Wells Fargo Bank, N.A.

10.5	Consulting Agreement, dated June 17, 2014, by and between the Company and Victor 5, LLC.*

15	Letter re: Unaudited Interim Financial Statements

21	List of Subsidiaries

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 11, 2014	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer