Form 10-Q
period 2014-09-30
US ECOLOGY, INC.
filed 2014-11-07
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At November 5, 2014, there were 21,626,571 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2014	December 31, 2013
Assets

Current Assets:
Cash and cash equivalents	$10,921	$73,940
Receivables, net	152,212	43,636
Prepaid expenses and other current assets	14,734	3,612
Income taxes receivable	3,784	—
Deferred income taxes	3,386	1,340
Total current assets	185,037	122,528

Property and equipment, net	220,318	114,859
Restricted cash and investments	5,724	4,097
Intangible assets, net	280,858	36,832
Goodwill	213,359	21,693
Other assets	11,853	547
Total assets	$917,149	$300,556

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$26,026	$7,277
Deferred revenue	11,968	8,870
Accrued liabilities	35,331	8,691
Accrued salaries and benefits	10,911	6,957
Income taxes payable	2,153	4,428
Current portion of closure and post-closure obligations	5,424	949
Current portion of long-term debt	4,002	—
Total current liabilities	95,815	37,172

Long-term closure and post-closure obligations	53,524	16,519
Long-term debt	408,960	—
Other long-term liabilities	1,246	69
Unrecognized tax benefits	57	480
Deferred income taxes	107,651	14,778
Total liabilities	667,253	69,018

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,627 and 21,538 shares issued, respectively	216	215
Additional paid-in capital	165,027	162,830
Retained earnings	88,516	70,597
Treasury stock, at cost, 0 and 19 shares, respectively	—	(319)
Accumulated other comprehensive income (loss)	(3,863)	(1,785)
Total stockholders’ equity	249,896	231,538
Total liabilities and stockholders’ equity	$917,149	$300,556

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$170,894	$53,090	$290,272	$141,766
Direct operating costs	91,939	20,902	145,938	61,745
Transportation costs	26,292	10,568	44,282	24,091
Gross profit	52,663	21,620	100,052	55,930
Selling, general and administrative expenses	25,829	6,108	46,713	18,353
Operating income	26,834	15,512	53,339	37,577
Other income (expense):
Interest income	11	4	94	11
Interest expense	(4,544)	(208)	(5,488)	(651)
Foreign currency gain (loss)	(830)	683	(1,027)	(1,448)
Other	268	77	520	268
Total other income (expense)	(5,095)	556	(5,901)	(1,820)
Income before income taxes	21,739	16,068	47,438	35,757
Income tax expense	8,406	5,740	17,880	12,813
Net income	$13,333	$10,328	$29,558	$22,944

Earnings per share:
Basic	$0.62	$0.56	$1.37	$1.25
Diluted	$0.61	$0.56	$1.37	$1.24

Shares used in earnings per share calculation:
Basic	21,570	18,459	21,526	18,395
Diluted	21,680	18,533	21,649	18,475

Dividends paid per share	$0.18	$0.18	$0.54	$0.36

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$13,333	$10,328	$29,558	$22,944
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,156)	782	(2,078)	(1,147)
Comprehensive income	$11,177	$11,110	$27,480	$21,797

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$29,558	$22,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,773	10,792
Amortization of intangible assets	5,233	1,092
Accretion of closure and post-closure obligations	1,675	927
Unrealized foreign currency loss	1,453	1,706
Deferred income taxes	2,407	(1,646)
Share-based compensation expense	869	601
Unrecognized tax benefits	(424)	10
Net loss on sale of property and equipment	43	12
Amortization of debt discount	37	—
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	(20,938)	(7,218)
Income taxes receivable	(17)	—
Other assets	(3,219)	(833)
Accounts payable and accrued liabilities	2,449	1,004
Deferred revenue	391	2,564
Accrued salaries and benefits	(1,949)	(1,541)
Income taxes payable	(2,281)	2,752
Closure and post-closure obligations	(879)	(989)
Net cash provided by operating activities	31,181	32,177

Cash flows from investing activities:
Business acquisition (net of cash acquired)	(465,895)	—
Purchases of property and equipment	(17,910)	(15,590)
Proceeds from sale of short term investments	654	—
Proceeds from sale of property and equipment	120	64
Proceeds from sale of restricted cash and investments	8	—
Purchases of restricted cash and investments	(40)	—
Net cash used in investing activities	(483,063)	(15,526)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	413,962	9,500
Deferred financing costs paid	(14,001)	(185)
Dividends paid	(11,640)	(6,645)
Payments on long-term debt	(1,038)	(19,000)
Proceeds from exercise of stock options	1,445	2,192
Other	204	(58)
Net cash provided by (used in) financing activities	388,932	(14,196)

Effect of foreign exchange rate changes on cash	(69)	(197)

Increase (decrease) in cash and cash equivalents	(63,019)	2,258

Cash and cash equivalents at beginning of period	73,940	2,120

Cash and cash equivalents at end of period	$10,921	$4,378

Supplemental Disclosures
Income taxes paid, net of receipts	$17,494	$11,467
Interest paid	$4,145	$547
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$2,863	$550
Capital expenditures in accounts payable	$2,378	$2,526
Restricted stock issued from treasury shares	$546	$864

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

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

We have recognized the assets and liabilities of EQ based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. All information presented is preliminary and subject to revision pending finalization of our fair market valuation analysis. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of September 30, 2014.

The following table summarizes the consideration paid for EQ and the preliminary fair value estimates of assets acquired and liabilities assumed recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of June 30, 2014:

	Purchase Price Allocation
$s in thousands	June 30, 2014	Adjustments	September 30, 2014
Current assets	$114,227	$(1,028)	$113,199
Property and equipment	103,532	—	103,532
Identifiable intangible assets	250,900	—	250,900
Current liabilities	(56,550)	(888)	(57,438)
Other liabilities	(131,336)	177	(131,159)
Total identifiable net assets	280,773	(1,739)	279,034
Goodwill	190,894	1,739	192,633
Total purchase price	$471,667	$—	$471,667

Purchase price allocation adjustments relate primarily to the receipt of additional information regarding the fair values of accounts receivable, prepaid expenses, accounts payable and accrued expenses, deferred income taxes and residual goodwill.

Goodwill of $192.6 million arising from the acquisition is the result of several factors. EQ has an assembled workforce that serves the U.S. industrial market utilizing state-of-the-art technology to treat a wide range of industrial and hazardous waste. The acquisition of EQ increases our geographic base providing a coast-to-coast presence and an expanded service platform to better serve key North American hazardous waste markets. In addition, the acquisition of EQ provides us with an opportunity to compete for additional waste clean-up project work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. All of the goodwill recognized was assigned to our EQ Operations reporting segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands, except per share amounts	2014	2013	2014	2013
Pro forma combined:
Revenue	$170,894	$148,704	$458,091	$381,159
Net income	$13,333	$9,606	$24,835	$19,246
Earnings per share
Basic	$0.62	$0.52	$1.15	$1.05
Diluted	$0.61	$0.52	$1.15	$1.04

Revenue from EQ included in US Ecology’s consolidated statement of operations since the closing of the acquisition on June 17, 2014 was $111.3 million and $125.9 million, respectively, for the three and nine month periods ended September 30, 2014.  Operating income from EQ included in US Ecology’s consolidated statement of operations since the closing of the acquisition on June 17, 2014 was $10.5 million and $12.0 million, respectively, for the three and nine month periods ended September 30, 2014. Acquisition-related costs of $307,000 and $5.6 million were included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

NOTE 3.                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2014	2013	2014	2013
Balance, beginning of period	$(1,707)	$(1,301)	$(1,785)	$628
Foreign currency translation gain (loss) in other comprehensive income	(2,156)	782	(2,078)	(1,147)
Balance, end of period	$(3,863)	$(519)	$(3,863)	$(519)

NOTE 4.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

Revenue from a single customer accounted for approximately 12% and 10% of total revenue for the three and nine months ended September 30, 2014, respectively.  Revenue from a single customer accounted for 14% of total revenue for the three months ended September 30, 2013. No customer accounted for more than 10% of total revenue for the nine months ended September 30, 2013.

Receivables from a single customer accounted for approximately 14% of total trade receivables as of September 30, 2014. Receivables from a single customer accounted for approximately 16% of total trade receivables as of December 31, 2013.

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

NOTE 5.                    RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2014	2013

Trade	$130,017	$42,055
Unbilled revenue	23,709	1,296
Other	2,652	810
Total receivables	156,378	44,161
Allowance for doubtful accounts	(4,166)	(525)
Receivables, net	$152,212	$43,636

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments. The carrying amount of our long-term debt approximates fair value due to the absence of any significant changes in interest rates or the Company’s credit risk profile since the execution of the Company’s Credit Agreement (as defined below) on June 17, 2014.

The Company’s assets measured at fair value on a recurring basis consisted of our Restricted cash and investments as follows:

	September 30, 2014
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Fixed-income securities (1)	$400	$3,598	$—	$3,998
Money market funds (2)	$1,726	$—	$—	$1,726
Total	$2,126	$3,598	$—	$5,724

	December 31, 2013
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Fixed-income securities (1)	$399	$3,607	$—	$4,006
Money market funds (2)	$91	$—	$—	$91
Total	$490	$3,607	$—	$4,097

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

NOTE 7.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2014	2013

Cell development costs	$93,402	$77,348
Land and improvements	35,359	18,073
Buildings and improvements	78,955	59,101
Railcars	17,375	17,375
Vehicles and other equipment	96,119	42,859
Construction in progress	20,667	6,784
Total property and equipment	341,877	221,540
Accumulated depreciation and amortization	(121,559)	(106,681)
Property and equipment, net	$220,318	$114,859

Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 was $8.4 million and $3.7 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was $16.8 million and $10.8 million, respectively.

NOTE 8.       GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2014 consisted of the following:

$s in thousands	December 31, 2013	Additions	Foreign Currency Translation	September 30, 2014
Goodwill:
Operating Disposal Facilities	$21,693	$—	$(967)	$20,726
EQ Operations	—	192,633	—	192,633
Total goodwill	$21,693	$192,633	$(967)	$213,359

Intangible assets consisted of the following:

$s in thousands	September 30, 2014	December 31, 2013
Amortizing intangible assets:
Customer relationships	$119,823	$5,005
Permits, licenses and lease	144,518	26,264
Technology - Formulae and processes	8,145	8,551
Tradename	9,900	—
Customer backlog	3,600	—
Non-compete agreements	1,420	20
Internet domain and website	900	—
Database	690	94
Developed software	313	329
Total amortizing intangible assets	289,309	40,263
Accumulated amortization	(9,353)	(4,341)

Nonamortizing intangible assets:
Permits and licenses	750	750
Tradename	152	160
Total intangible assets, net	$280,858	$36,832

At September 30, 2014, the net carrying amounts of goodwill and amortizing intangible assets include preliminary estimates of $192.6 million and $250.9 million, respectively, as a result of our acquisition of EQ.

Amortization expense for the three months ended September 30, 2014 and 2013 was $4.0 million and $362,000, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $5.2 million and $1.1 million, respectively. Future amortization expense of amortizing intangible assets, including the amortization of the preliminary values assigned to EQ amortizing intangible assets, is as follows:

$s in thousands	Total
Remainder of 2014	$4,000
2015	15,222
2016	14,541
2017	14,536
2018	$13,183

NOTE 9.                    DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
$s in thousands	2014	2013

Term loan	$413,962	$—
Net discount on term loan	$(1,000)	—
Total debt	412,962	—
Current portion of long-term debt	(4,002)	—
Long-term debt	$408,960	$—

Future maturities of long-term debt, excluding the net discount, as of September 30, 2014 consist of the following:

$s in thousands	Maturities

2014	$1,037
2015	4,150
2016	4,150
2017	4,150
2018	4,150
Thereafter	396,325
$413,962

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At September 30, 2014, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan.  In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $250.0 million, or 60%, of the Term Loan borrowings outstanding as of September 30, 2014.  Refer to Note 17- Subsequent Events for additional details.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement.  The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2014, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $97.8 million with $27.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance.

Except as set forth below, the Company may prepay the Term Loan or permanently reduce the Revolving Credit Facility commitment under the Credit Agreement at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of LIBOR loans).  On or prior to nine months after the closing of the Credit Agreement, if we prepay the initial term loans or amend the pricing terms of the initial term loans, in each case in connection with a reduction of the effective yield, we are required to pay a 1% prepayment premium (unless in connection with a change of control, sale or permitted acquisition).  Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.  The Credit Agreement is also subject to mandatory annual prepayments commencing in December 2015 if our total leverage (defined as the ratio of our consolidated funded debt as of the last day of the applicable fiscal year to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the Credit Agreement and which takes into account certain adjustments) if our total leverage ratio is greater than 2.50 to 1.00, with step-downs to 0% if our total leverage ratio is equal to or less than 2.50 to 1.00.

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

At September 30, 2014, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to reported closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2014	September 30, 2014

Closure and post-closure obligations, beginning of period	$58,588	$17,468
Liabilities assumed in EQ acquisition	—	37,915
Accretion expense	959	1,675
Payments	(515)	(879)
Adjustments	—	2,863
Currency translation	(84)	(94)
Closure and post-closure obligations, end of period	58,948	58,948
Less current portion	(5,424)	(5,424)
Long-term portion	$53,524	$53,524

Adjustments to the obligation are changes in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2014 are related to an increase to the obligation for our Grand View, Idaho opening facility, due to increases in our estimated closure costs for a newly constructed disposal cell.

NOTE 11.             INCOME TAXES

Our effective tax rate for the three months ended September 30, 2014 was 38.7%, up from 35.7% for the three months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 was 37.7%, up from 35.8% for the nine months ended September 30, 2013. The increases for both the three and nine months ended September 30, 2014 reflect non-deductible business development and transaction expenses associated with the acquisition of EQ.

Due to the expiration of certain statutes of limitations, during the third quarter of 2014 we reduced our unrecognized tax benefits by $424,000 which had a favorable impact on our effective tax rate for the quarter. As of September 30, 2014 we have unrecognized tax benefits of $57,000 remaining that, if recognized, would favorably affect the effective tax rate.  As of September 30, 2014, we have recorded $6,000 of cumulative interest expense associated with this unrecognized tax benefit. We anticipate that within the next twelve months the total amount of unrecognized tax benefits will decrease due to the expiration of statutes of limitations.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2011 through 2013. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2009 through 2013.

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended September 30,
$s and shares in thousands, except per share	2014		2013
amounts	Basic	Diluted	Basic	Diluted
Net income	13,333	$13,333	$10,328	$10,328
Weighted average basic shares outstanding	21,570	21,570	18,459	18,459

Dilutive effect of stock options and restricted stock		110		74
Weighted average diluted shares outstanding		21,680		18,533

Earnings per share	$0.62	$0.61	$0.56	$0.56
Anti-dilutive shares excluded from calculation		78		174

	Nine Months Ended September 30,
$s and shares in thousands, except per share	2014		2013
amounts	Basic	Diluted	Basic	Diluted
Net income	$29,558	$29,558	$22,944	$22,944
Weighted average basic shares outstanding	21,526	21,526	18,395	18,395

Dilutive effect of stock options and restricted stock		123		80
Weighted average diluted shares outstanding		21,649		18,475

Earnings per share	$1.37	$1.37	$1.25	$1.24
Anti-dilutive shares excluded from calculation		50		197

NOTE 13.             EQUITY

During the nine months ended September 30, 2014, option holders exercised 115,188 options with a weighted-average exercise price of $21.52 per option. Option holders exercised 46,744 of these options via net share settlement. During the nine months ended September 30, 2014, the Company issued 24,038 shares of restricted stock from our treasury stock at an average cost of $21.00 per share.

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

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on the terms of a proposed settlement are ongoing with the U.S. EPA.  We recognized a charge of $238,000 during the second quarter of 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to the enforcement matter. In July 2014, based on further negotiations with the U.S. EPA, our estimated liability was reduced to $138,000 and, accordingly, we recognized a credit of $100,000 during the third quarter of 2014 in Selling, general and administrative expenses in the Consolidated Statement of Operations.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

Operating Leases

In connection with the acquisition of EQ on June 17, 2014, the Company acquired additional operating lease agreements primarily covering facilities, office equipment and machinery. Future minimum lease payments on non-cancellable EQ operating leases as of September 30, 2014 are as follows:

$s in thousands	Payments
2014	$1,346
2015	5,176
2016	4,358
2017	3,370
2018	1,906
Thereafter	849
$17,005

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

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

			Pension Protection Act		Contribution Made by EQ (1)
	Plan Employer	Plan	Certified Zone Status		$s in thousands
Name of Plan	ID Number	Number	2013	2012	2013	2012

Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red	$1,061	$874
Contributions to multi-employer plans not individually significant					320	249
Total contributions made by EQ (1)					$1,381	$1,123

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

As of September 30, 2014, approximately 30% of the EQ workforce was employed under union collective bargaining agreements with the Local 324 Operating Engineers union. On September 30, 2014, a collective bargaining agreement covering 113 employees at the Taylor, MI facility expired without being renewed, although renewal negotiations are ongoing. The remaining collective bargaining agreements expire on November 30, 2015, and April 30, 2017.

NOTE 16.   OPERATING SEGMENTS

Prior to June 17, 2014, our operations were reported in two segments, Operating Disposal Facilities and Non-Operating Disposal Facilities, which reflected our internal reporting structure and nature of services offered. The Operating Disposal Facility segment represents disposal facilities accepting hazardous and radioactive waste. The Non-Operating Disposal Facility segment represents facilities which are no longer accepting hazardous and/or radioactive waste. In connection with our acquisition of EQ Holdings, Inc. on June 17, 2014, we added a third segment, EQ Operations, which consists of EQ’s legacy operations. Our chief operating decision maker reviews discrete financial information for each of these segments to evaluate performance and make decisions about allocating resources. As a result of the acquisition of EQ, we plan to continue to refine our segment reporting to reflect ongoing changes in the way we manage our business, and there can be no assurance that we will continue to separately report EQ’s financial results in the future.

Summarized financial information for our reportable segments is shown in the following tables.  Income taxes and the elimination of intersegment transactions are assigned to Corporate, but all other items are included in the segment in which they originated.

Three Months Ended September 30, 2014 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$47,182	$10	$(139)	$33,154	$80,207
Revenue - Transportation and services	12,562	—	(47)	78,172	90,687
Total revenue	59,744	10	(186)	111,326	170,894
Direct operating costs	23,095	55	(186)	68,975	91,939
Transportation costs	12,609	—	—	13,683	26,292
Gross profit (loss)	24,040	(45)	—	28,668	52,663
Selling, general & administrative expense	2,972	—	4,643	18,214	25,829
Operating income (loss)	21,068	(45)	(4,643)	10,454	26,834
Interest income (expense), net	3	—	(4,452)	(84)	(4,533)
Foreign currency gain (loss)	410	—	(1,240)	—	(830)
Other income	124	2	1	141	268
Income (loss) before income taxes	21,605	(43)	(10,334)	10,511	21,739
Income tax expense	—	—	8,406	—	8,406
Net income (loss)	$21,605	$(43)	$(18,740)	$10,511	$13,333
Depreciation, amortization & accretion	$4,510	$49	$17	$8,757	$13,333
Capital expenditures	$2,551	$—	$71	$6,604	$9,226
Total assets	$219,783	$112	$25,101	$672,153	$917,149

Three Months Ended September 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$42,489	$6	$—	$—	$42,495
Revenue - Transportation and services	10,595	—	—	—	10,595
Total revenue	53,084	6	—	—	53,090
Direct operating costs	20,847	55	—	—	20,902
Transportation costs	10,568	—	—	—	10,568
Gross profit (loss)	21,669	(49)	—	—	21,620
Selling, general & administrative expense	2,611	—	3,497	—	6,108
Operating income (loss)	19,058	(49)	(3,497)	—	15,512
Interest income (expense), net	4	—	(208)	—	(204)
Foreign currency gain (loss)	(233)	—	916	—	683
Other income	75	2	—	—	77
Income (loss) before income taxes	18,904	(47)	(2,789)	—	16,068
Income tax expense	—	—	5,740	—	5,740
Net income (loss)	$18,904	$(47)	$(8,529)	$—	$10,328
Depreciation, amortization & accretion	$4,336	$52	$9	$—	$4,397
Capital expenditures	$2,915	$—	$145	$—	$3,060
Total assets	$222,503	$87	$8,141	$—	$230,731

Nine Months Ended September 30, 2014 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$135,746	$22	$(169)	$37,862	$173,461
Revenue - Transportation and services	28,835	—	(57)	88,033	116,811
Total revenue	164,581	22	(226)	125,895	290,272
Direct operating costs	67,951	157	(225)	78,055	145,938
Transportation costs	29,137	—	(1)	15,146	44,282
Gross profit (loss)	67,493	(135)	—	32,694	100,052
Selling, general & administrative expense	8,488	—	17,565	20,660	46,713
Operating income (loss)	59,005	(135)	(17,565)	12,034	53,339
Interest income (expense), net	10	—	(5,268)	(136)	(5,394)
Foreign currency gain (loss)	396	—	(1,423)	—	(1,027)
Other income	355	7	1	157	520
Income (loss) before income taxes	59,766	(128)	(24,255)	12,055	47,438
Income tax expense	—	—	17,880	—	17,880
Net income (loss)	$59,766	$(128)	$(42,135)	$12,055	$29,558
Depreciation, amortization & accretion	$13,470	$146	$47	$10,018	$23,681
Capital expenditures	$10,102	$43	$312	$7,453	$17,910
Total assets	$219,783	$112	$25,101	$672,153	$917,149

Nine Months Ended September 30, 2013 (in thousands)	Operating Disposal Facilities	Non- Operating Disposal Facilities	Corporate	EQ Operations	Total

Revenue - Treatment and disposal	$117,553	$16	$—	$—	$117,569
Revenue - Transportation and services	24,197	—	—	—	24,197
Total revenue	141,750	16	—	—	141,766
Direct operating costs	61,583	162	—	—	61,745
Transportation costs	24,091	—	—	—	24,091
Gross profit (loss)	56,076	(146)	—	—	55,930
Selling, general & administrative expense	8,524	—	9,829	—	18,353
Operating income (loss)	47,552	(146)	(9,829)	—	37,577
Interest income (expense), net	10	—	(650)	—	(640)
Foreign currency gain (loss)	199	—	(1,647)	—	(1,448)
Other income	261	7	—	—	268
Income (loss) before income taxes	48,022	(139)	(12,126)	—	35,757
Income tax expense	—	—	12,813	—	12,813
Net income (loss)	$48,022	$(139)	$(24,939)	$—	$22,944
Depreciation, amortization & accretion	$12,628	$156	$27	$—	$12,811
Capital expenditures	$15,330	$—	$260	$—	$15,590
Total assets	$222,503	$87	$8,141	$—	$230,731

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2014	2013	2014	2013
United States	$155,073	$37,833	$243,724	$101,852
Canada	15,821	15,257	46,548	39,914
Total revenue	$170,894	$53,090	$290,272	$141,766

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location consisted of the following:

	September 30,	December 31,
$s in thousands	2014	2013
United States	$440,019	$86,175
Canada	61,157	65,516
Total long-lived assets	$501,176	$151,691

NOTE 17.             SUBSEQUENT EVENTS

Quarterly Dividend

On October 1, 2014, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 21, 2014. The dividend was paid using cash on hand on October 28, 2014 in an aggregate amount of $3.9 million.

Interest Rate Swap

On October 29, 2014, the Company entered into an interest rate swap agreement with Wells Fargo with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, effective December 31, 2014, the Company will pay to Wells Fargo interest at the fixed effective rate of 5.17% and will receive from Wells Fargo interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million. The interest rate swap will be accounted for as a cash flow hedge whereby changes in the fair value of the cash flow hedge will be recorded in other comprehensive income, with any ineffectiveness recorded directly to interest expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2014

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

Legacy US Ecology Operations

Prior to June 17, 2014, our operations consisted primarily of our six fixed facilities located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to treat and dispose of waste and from fees charged to perform various field and industrial services for our customers. We also own and manage a dedicated fleet of gondola railcars and arrange for the transportation of waste to the facilities which contributes significant revenue.

Legacy EQ Operations

On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively “EQ”).  EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America. EQ has contributed $125.9 million of revenue and $12.0 million of operating income since the closing of the acquisition on June 17, 2014.

Throughout “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report we have excluded revenue from EQ when calculating Base Business and Event Business revenue and changes in disposal revenue between our customer categories, as we believe that excluding revenue from EQ provides more meaningful comparative information on the Company’s results of operations with respect to the legacy US Ecology business for the three and nine months ended September 30, 2014.

CUSTOMERS

Legacy US Ecology customers are divided into categories to better evaluate period-to-period changes in treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or waste “clean-up” project “Event Business”).  Each of these categories is described in the table below, along with information on the percentage of total treatment and disposal revenues (excluding EQ) by category for the three and nine months ended September 30, 2014 and 2013.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended September 30,
Category	Description	2014	2013
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	47%	46%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	19%	18%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	16%	17%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	9%	9%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	6%	7%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	3%	3%

(1) Excludes all transportation service revenue

(2) Excludes all revenue from EQ Holdings, Inc. which was acquired on June 17, 2014

Customer		% of Treatment and Disposal Revenue (1),(2) for the Nine Months Ended September 30,
Category	Description	2014	2013
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	47%	49%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	19%	17%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	18%	13%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	9%	10%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	4%	7%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	3%	4%

(1) Excludes all transportation service revenue

(2) Excludes all revenue from EQ Holdings, Inc. which was acquired on June 17, 2014

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three and nine month periods ended September 30, 2014, approximately 41% and 42%, respectively, of our T&D revenue (excluding EQ) was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the hazardous and radioactive waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 in dollars and as a percentage of total revenue. Result for the three months ended September 30, 2014 reflect a full quarter of operations of EQ.  Results for the nine months ended September 30, 2014 reflect the operations of EQ since the closing of the acquisition on June 17, 2014.

$s and shares in thousands, except per	Three Months Ended September 30,				Nine Months Ended September 30,
share amounts	2014	%	2013	%	2014	%	2013	%

Revenue	$170,894	100.0%	$53,090	100.0%	$290,272	100.0%	$141,766	100.0%
Direct operating costs	91,939	53.8%	20,902	39.4%	145,938	50.3%	61,745	43.6%
Transportation costs	26,292	15.4%	10,568	19.9%	44,282	15.2%	24,091	16.9%

Gross profit	52,663	30.8%	21,620	40.7%	100,052	34.5%	55,930	39.5%

Selling, general and administrative expenses	25,829	15.1%	6,108	11.5%	46,713	16.1%	18,353	13.0%
Operating income	26,834	15.7%	15,512	29.2%	53,339	18.4%	37,577	26.5%

Other income (expense):
Interest income	11	0.0%	4	0.0%	94	0.0%	11	0.0%
Interest expense	(4,544)	-2.7%	(208)	-0.4%	(5,488)	-1.9%	(651)	-0.5%
Foreign currency gain (loss)	(830)	-0.5%	683	1.4%	(1,027)	-0.4%	(1,448)	-1.0%
Other	268	0.2%	77	0.1%	520	0.2%	268	0.2%
Total other income (expense)	(5,095)	-3.0%	556	1.1%	(5,901)	-2.1%	(1,820)	-1.3%

Income before income taxes	21,739	12.7%	16,068	30.3%	47,438	16.3%	35,757	25.2%
Income taxes	8,406	4.9%	5,740	10.8%	17,880	6.2%	12,813	9.0%
Net income	$13,333	7.8%	$10,328	19.5%	$29,558	10.1%	$22,944	16.2%

Earnings per share:
Basic	$0.62		$0.56		$1.37		$1.25
Dilutive	$0.61		$0.56		$1.37		$1.24

Shares used in earnings per share calculation:
Basic	21,570		18,459		21,526		18,395
Dilutive	21,680		18,533		21,649		18,475

Dividends paid per share	$0.18		$0.18		$0.54		$0.36

Other Financial Data:
Adjusted EBITDA (1)	$40,510		$20,147		$77,889		$50,989

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

The following reconciliation itemizes the differences between reported Net income and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2014	2013	2014	2013

Net income	$13,333	$10,328	$29,558	$22,944
Income tax expense	8,406	5,740	17,880	12,813
Interest expense	4,544	208	5,488	651
Interest income	(11)	(4)	(94)	(11)
Foreign currency (gain) loss	830	(683)	1,027	1,448
Other income	(268)	(77)	(520)	(268)
Depreciation and amortization of plant and equipment	8,356	3,721	16,773	10,792
Amortization of intangibles	4,018	362	5,233	1,092
Stock-based compensation	343	238	869	601
Accretion and non-cash adjustment of closure & post-closure liabilities	959	314	1,675	927
Adjusted EBITDA	$40,510	$20,147	$77,889	$50,989

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenue. Revenue increased 222% to $170.9 million for the third quarter of 2014, up from $53.1 million for the third quarter of 2013.  EQ contributed $111.3 million of revenue for the third quarter of 2014.  T&D revenue (excluding EQ) increased 11% in the third quarter of 2014 compared to the third quarter of 2013, primarily as a result of an 11% increase in project-based Event Business. Transportation service revenue (excluding EQ) increased 19% compared to the third quarter of 2013, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the third quarter of 2014 we disposed of or processed 283,000 tons of waste (excluding EQ), up 6% from 266,000 tons disposed or processed in the third quarter of 2013. Our average selling price for treatment and disposal services (excluding transportation and EQ) during the third quarter of 2014 increased 5% compared to the same quarter last year as the result of a more favorable service mix.

During the third quarter of 2014, T&D revenue from recurring Base Business (excluding EQ) increased 10% compared to the third quarter of 2013 and comprised 59% of T&D revenue. This compared to 59% of T&D revenue in the third quarter of 2013.  As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from the broker and “other industry” customer categories.

Event Business revenue (excluding EQ) in the third quarter of 2014 increased 11% as compared to the same quarter in 2013 and was 41% of T&D revenue for the third quarter of 2014. This compared to 41% of T&D revenue in the third quarter of 2013. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our broker, “other industry”, and private clean-up customer categories, partially offset by lower T&D revenue from our government customer category.

The following table summarizes combined Base Business and Event Business revenue growth (excluding EQ) by customer category for the third quarter of 2014 compared to the third quarter of 2013.

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Broker	15%
Other industry	15%
Rate regulated	9%
Refinery	7%
Private clean-up	4%
Government	-11%

Our broker business (excluding EQ) increased 15% in the third quarter of 2014 compared to the third quarter of 2013. This increase was the result of higher shipments across the broad range of government and industry waste generators directly served by multiple broker customers.

Our other industry revenue (excluding EQ) category increased 15% in the third quarter of 2014 compared to the third quarter of 2013 as a result of increased shipments from this broadly diverse industrial customer category.

Rate-regulated business at our Richland, Washington low-level radioactive waste disposal facility increased 9% in the third quarter of 2014 compared to the third quarter of 2013. Our Richland facility operates under a State-approved annual revenue requirement.

T&D revenue (excluding EQ) from our refinery customers increased 7% in the third quarter of 2014 compared to the third quarter of 2013. This increase primarily reflects higher landfill disposal volumes.

T&D revenue (excluding EQ) from private clean-up projects increased 4% in the third quarter of 2014 compared to the third quarter of 2013. This increase primarily reflects revenue from an east coast clean-up project and a nuclear fuel fabrication facility decommissioning project.

Government clean-up business revenue (excluding EQ) decreased 11% in the third quarter of 2014 compared to the third quarter of 2013, primarily due to reduced shipments from the U.S. Army Corps of Engineers (“USACE”). Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 14% in the third quarter of 2014 compared with the third quarter of 2013. This decrease was due to project-specific timing at multiple USACE clean-up sites.

Gross Profit. Gross profit for the third quarter of 2014 increased 144% to $52.7 million, up from $21.6 million in the third quarter of 2013. EQ contributed $28.7 million of gross profit during the third quarter of 2014. Excluding EQ, gross profit for the third quarter of 2014 increased 11% compared to the third quarter of 2013. This increase primarily reflects higher volumes and a favorable service mix in the third quarter of 2014 compared to the third quarter of 2013. Excluding EQ, total gross margin was 40% for the third quarter of 2014 compared with 41% for same quarter last year.  T&D gross margin (excluding EQ) was 51% for both the third quarter of 2014 and 2013.

Selling, General and Administrative (“SG&A”). SG&A expenses increased to $25.8 million, or 15% of total revenue, in the third quarter of 2014 compared with $6.1 million, or 12% of total revenue, in the third quarter of 2013. EQ contributed $18.2 million of SG&A expenses during the third quarter of 2014.  Excluding EQ, SG&A expenses were $7.6 million, or 13% of total revenue, in the third quarter of 2014 compared with $6.1 million, or 12% of total revenue, in the third quarter of 2013. The increase primarily reflects higher labor costs, variable incentive compensation costs and business development expenses.

Interest expense. Interest expense in the third quarter of 2014 was $4.5 million, up from $208,000 in the third quarter of 2013, primarily reflecting interest expense on borrowings under the Company’s credit facility used to finance the acquisition of EQ.

Foreign Currency Gain (Loss). We recognized an $830,000 non-cash foreign currency loss in the third quarter of 2014 compared with a $683,000 non-cash foreign currency gain in the third quarter of 2013. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the U.S. dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2014, we had $25.8 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the third quarter of 2014 was $268,000, compared with $77,000 in the third quarter of 2013.

Income tax expense.  Our effective tax rate for the third quarter of 2014 was 38.7% compared to 35.7% in the third quarter of 2013. The increase reflects non-deductible business development expenses associated with the acquisition of EQ, partially offset by a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. Due the expiration of certain statutes of limitations, during the third quarter of 2014 we reduced our unrecognized tax benefits by $424,000 which had a favorable impact on our effective tax rate for the quarter. As of September 30, 2014 we have unrecognized tax benefits of $57,000 remaining that, if recognized, would favorably affect the effective tax rate.  As of September 30, 2014, we have recorded $6,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be approximately 39.0%.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenue. Revenue increased 105% to $290.3 million for the first nine months of 2014, up from $141.8 million for the first nine months of 2013.  EQ contributed $125.9 million of revenue since the closing of the acquisition on June 17, 2014.  T&D revenue (excluding EQ) increased 15%, primarily as a result of a 31% increase in project-based Event Business in the first nine months of 2014 compared to the first nine months of 2013. Transportation service revenue (excluding EQ) increased 19% compared to the first nine months of 2013, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the first nine months of 2014 we disposed of or processed 867,000 tons of waste (excluding EQ), up 17% from 742,000 tons disposed or processed in the first nine months of 2013.  Our average selling price for treatment and disposal services (excluding transportation and EQ) in the first nine months of 2014 was consistent with the same period last year.

During the first nine months of 2014, T&D revenue from recurring Base Business (excluding EQ) increased 5% compared to the first nine months of 2013 and comprised 58% of T&D revenue. This compared to 63% of T&D revenue in the first nine months of 2013.  As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from “other industry,” broker and government customer categories, partially offset by lower T&D revenue from our refinery customer category.

Event Business revenue (excluding EQ) in the first nine months of 2014 increased 31% compared to the first nine months of 2013 and was 42% of T&D revenue for the first nine months of 2014. This compared to 37% of T&D revenue in the first nine months of 2013. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up, broker and “other industry” customer categories, partially offset by lower T&D revenue from our government and refinery customer categories.

The following table summarizes combined Base Business and Event Business revenue growth (excluding EQ) by customer category for the first nine months of 2014 compared to the first nine months of 2013.

Treatment and Disposal Revenue Growth Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Private clean-up	63%
Other industry	22%
Broker	11%
Rate regulated	2%
Refinery	-8%
Government	-26%

T&D revenue (excluding EQ) from private clean-up projects increased 63% in the first nine months of 2014 compared to the first nine months of 2013.  This increase primarily reflects revenue from an east coast clean-up project and a nuclear fuel fabrication facility decommissioning project and other small cleanup projects.

Our other industry revenue (excluding EQ) category increased 22% in the first nine months of 2014 compared to the first nine months of 2013 as a result of increased shipments from this broadly diverse industrial customer category.

Our broker business (excluding EQ) increased 11% in the first nine months of 2014 compared to the first nine months of 2013. This increase was the result of higher shipments across the broad range of industrial and government waste generators directly served by multiple broker customers.

T&D revenue (excluding EQ) from our refinery customers decreased 8% in the first nine months of 2014 compared to the first nine months of 2013. This decrease primarily reflects lower landfill disposal volumes.

Government clean-up business revenue (excluding EQ) decreased 26% in the first nine months of 2014 compared to the first nine months of 2013, primarily due to reduced shipments from the USACE and a completed military base clean-up that was not replaced in the first nine months of 2014. Excluding transportation service revenue, T&D revenue with the USACE decreased approximately 34% in the first nine months of 2014 compared with the first nine months of 2013. This decrease was due to project-specific timing at multiple USACE clean-up sites.

Gross Profit. Gross profit for the first nine months of 2014 increased 79% to $100.1 million, up from $55.9 million in the first nine months of 2013. EQ contributed $32.7 million of gross profit since the closing of the acquisition on June 17, 2014. Excluding EQ, gross profit for the first nine months of 2014 increased 20% compared to the first nine months of 2013. This increase primarily reflects higher volumes in the first nine months of 2014 compared to the first nine months of 2013. Excluding EQ, total gross margin was 41% for the first nine months of 2014 compared with 39% for the first nine months of 2013.  T&D gross margin (excluding EQ) was 50% for the first nine months of 2014 compared with 47% for the first nine months of 2013.

Selling, General and Administrative. SG&A expenses increased to $46.7 million, or 16% of total revenue, in the first nine months of 2014 compared with $18.4 million, or 13% of total revenue, in the first nine months of 2013. EQ contributed $20.7 million of SG&A expenses since the closing of the acquisition on June 17, 2014.  Excluding EQ, SG&A expenses increased to $26.1 million, or 16% of total revenue, in the first nine months of 2014 compared with $18.4 million, or 13% of total revenue, in the first nine months of 2013. SG&A expenses for the first nine months of 2014 include $5.6 million of business development expenses related to the acquisition of EQ. The remaining increase primarily reflects higher labor costs, variable incentive compensation costs and other administrative expenses supporting increased business activity.

Interest expense. Interest expense in the first nine months of 2014 was $5.5 million, up from $651,000 in the first nine months of 2013, primarily reflecting interest expense on borrowings under the Company’s credit facility used to finance the acquisition of EQ.

Foreign Currency Gain (Loss). We recognized a $1.0 million non-cash foreign currency loss in the first nine months of 2014 compared with a $1.4 million non-cash foreign currency loss in the first nine months of 2013. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is CAD. As part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2014, we had $25.8 million of intercompany loans subject to currency revaluation.

Other income. Other income includes non-operating business activities and unusual revenue and expenses. Other income in the first nine months of 2014 was $520,000, compared with $268,000 in the first nine months of 2013.

Income tax expense.  Our effective tax rate for the first nine months of 2014 was 37.7% compared to 35.8% in the first nine months of 2013. The increase reflects non-deductible business development expenses associated with the acquisition of EQ, partially offset by a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. Due the expiration of certain statutes of limitations, during the third quarter of 2014 we reduced our unrecognized tax benefit by $424,000 which had a favorable impact on our effective tax rate for the nine months ended September 30, 2014. As of September 30, 2014 we have unrecognized tax benefits of $57,000 remaining that, if recognized, would favorably affect the effective tax rate.  As of September 30, 2014, we have recorded $6,000 of cumulative interest expense associated with this unrecognized tax benefit. We expect our full year effective income tax rate to be approximately 39.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At September 30, 2014, we had $10.9 million in cash and cash equivalents immediately available and $97.8 million of borrowing capacity available under the Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, and paying declared dividends pursuant to our dividend policy. We believe future cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities. For the nine months ended September 30, 2014, net cash provided by operating activities was $31.2 million. This primarily reflects net income of $29.6 million, non-cash depreciation, amortization and accretion of $23.7 million, an increase in accounts payable and accrued liabilities of $2.4 million, an increase in deferred income taxes of $2.4 million, and unrealized foreign currency losses of $1.5 million, partially offset by an increase in receivables of $20.9 million, an increase in other assets of $3.2 million, a decrease in income taxes payable of $2.3 million, and a decrease in accrued salaries and benefits of $1.9 million. Impacts on net income are due to the factors discussed above under Results of Operations. The increase in receivables is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2014 for accrued fiscal year 2013 incentive compensation.

Days sales outstanding (excluding EQ) were 64 days as of September 30, 2014, compared to 62 days at December 31, 2013 and 67 days at September 30, 2013.

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

Investing Activities. For the nine months ended September 30, 2014, net cash used in investing activities was $483.1 million, primarily related to the purchase of EQ for $465.9 million, net of cash acquired, and capital expenditures of $17.9 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at all of our operating facilities.

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

Financing Activities. For the nine months ended September 30, 2014, net cash provided by financing activities was $388.9 million, consisting primarily of $414.0 million of net proceeds from the Company’s new term loan used to partially finance the acquisition of EQ, offset in part by $14.0 million of deferred financing costs associated with the Company’s new Credit Agreement and $11.6 million of dividend payments to our stockholders.

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At September 30, 2014, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan.  In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $250.0 million, or 60%, of the Term Loan borrowings outstanding as of September 30, 2014. Under the terms of the swap, effective December 31, 2014, the Company will pay to Wells Fargo interest at the fixed effective rate of 5.17% and will receive from Wells Fargo interest at the variable one-month LIBOR rate.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement.  The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2014, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $97.8 million with $27.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance.

Except as set forth below, the Company may prepay the Term Loan or permanently reduce the Revolving Credit Facility commitment under the Credit Agreement at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of LIBOR loans).  On or prior to nine months after the closing of the Credit Agreement, if we prepay the initial term loans or amend the pricing terms of the initial term loans, in each case in connection with a reduction of the effective yield, we are required to pay a 1% prepayment premium (unless in connection with a change of control, sale or permitted acquisition).  Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.  The Credit Agreement is also subject to mandatory annual prepayments commencing in December 2015 if our total leverage (defined as the ratio of our consolidated funded debt as of the last day of the applicable fiscal year to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the Credit Agreement and which takes into account certain adjustments) if our total leverage ratio is greater than 2.50 to 1.00, with step-downs to 0% if our total leverage ratio is equal to or less than 2.50 to 1.00.

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

At September 30, 2014, we were in compliance with all of the financial covenants in the Credit Agreement.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

US Ecology’s contractual obligations at September 30, 2014, updated to include closure and post-closure obligations and operating lease commitments of EQ, as well as obligations under the Company’s new Credit Agreement, mature as follows:

	Payments Due by Period
$s in thousands	Total	2014	2015-2016	2017-2018	Thereafter

Closure and post-closure obligations (1)	$182,765	$2,851	$11,054	$9,878	$158,982
Operating lease commitments	$18,998	$1,476	$10,482	$6,121	$919
Credit agreement obligations (2)	$413,962	$1,037	$8,300	$8,300	$396,325
Interest expense (3)	$118,086	$3,881	$37,300	$35,542	$41,363
Total contractual obligations (4)	$733,811	$9,245	$67,136	$59,841	$597,589

(1) For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2) The Term Loan portion of the Credit Agreement with Wells Fargo matures on June 17, 2021 and is subject to amortization in equal quarterly installments in an aggregate annual amount of $4.2 million beginning September 30, 2014.

(3) Interest expense has been calculated using the effective interest rate of 3.75% in effect at September 20, 2014 on the unhedged variable rate portion of the outstanding principal and 5.17% on the fixed rate hedged portion of the outstanding principal beginning December 31, 2014, the effective date of the Company’s interest rate swap agreement with Wells Fargo. The interest expense calculation reflects assumed principal reductions consistent with the disclosures in footnote (2) above.

(4) As we are not able to reasonably estimate when we would make any cash payments to settle unrecognized tax benefits of $57,000, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $6,000 relating to such unrecognized tax benefits but have not included such amounts in the table above.

Future minimum lease payments on non-cancellable operating leases acquired from EQ as of September 30, 2014, which are included in the table above, are as follows:

$s in thousands	Payments
2014	$1,346
2015	5,176
2016	4,358
2017	3,370
2018	1,906
Thereafter	849
$17,005

There were no other material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2014. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes.  We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments.  At September 30, 2014, $5.7 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement.  Under the Credit Agreement, Term Loan borrowings incur interest at a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin.  Revolving loans under the Revolving Credit Facility are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. On October 29, 2014, the Company entered into an interest rate swap agreement with Wells Fargo with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, effective December 31, 2014, the Company will pay to Wells Fargo interest at the fixed effective rate of 5.17% and will receive from Wells Fargo interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of September 30, 2014, there were $414.0 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt.  Subsequent to the effective date of the interest rate swap on December 31, 2014, we would be subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $414.0 million under our Credit Agreement at September 30, 2014 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $900,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2014, Stablex transacted approximately 64% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2014, we had $25.8 million of intercompany loans outstanding between Stablex and US Ecology. During the nine months ended September 30, 2014, the CAD weakened as compared to the USD resulting in a $1.1 million non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of September 30, 2014, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2014 would have generated a gain or loss of approximately $258,000 for the nine months ended September 30, 2014.

We had a total pre-tax foreign currency loss of $1.0 million for the nine months ended September 30, 2014.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                      CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

During fiscal 2014, we completed the acquisition of EQ which represents a material change in internal control over financial reporting since management’s last assessment. Prior to the acquisition, EQ was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired EQ subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. Our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2014 will include a scope exception that excludes the acquired EQ subsidiaries in order for management to have sufficient time to evaluate and implement our internal control over financial reporting. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to EQ.

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

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on the terms of a proposed settlement are ongoing with the U.S. EPA.  We recognized a charge of $238,000 during the second quarter of 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to the enforcement matter. In July 2014, based on further negotiations with the U.S. EPA, our estimated liability was reduced to $138,000 and, accordingly, we recognized a credit of $100,000 during the third quarter of 2014 in Selling, general and administrative expenses in the Consolidated Statement of Operations.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could have, individually or in the aggregate, a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.             RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended by the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL) include:  (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 7, 2014	/s/ Eric L. Gerratt
Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer