Form 10-K
period 2014-12-31
US ECOLOGY, INC.
filed 2015-03-02
CIK 742126

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Common Stock, $0.01 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2014 was approximately $1.05 billion based on the closing price of $48.95 per share as reported on the NASDAQ Global Market System.

At February 20, 2015, there were 21,632,443 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 27, 2015 to be filed within 120 days after the registrant's fiscal year ended December 31, 2014, portions of which are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include the replacement of non-recurring event clean-up projects, a loss of a major customer, our ability to permit and contract for timely construction of new or expanded disposal cells, our ability to renew our operating permits or lease agreements with regulatory bodies, loss of key personnel, compliance with and changes to applicable laws, rules, or regulations, access to insurance, surety bonds and other financial assurances, a deterioration in our labor relations or labor disputes, our ability to perform under required contracts, failure to realize anticipated benefits and operational performance from acquired operations, including our acquisition of EQ Holdings, Inc. in June 2014, adverse economic or market conditions, government funding or competitive pressures, incidents or adverse weather conditions that could limit or suspend specific operations, access to cost effective transportation services, fluctuations in foreign currency markets, lawsuits, our willingness or ability to pay dividends, implementation of new technologies, limitations on our available cash flow as a result of our indebtedness and our ability to effectively execute our acquisition strategy and integrate future acquisitions.

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

ITEM 1.    BUSINESS

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
US Ecology, the Company, "we," "our," "us"	US Ecology, Inc., and its subsidiaries
AEA	Atomic Energy Act of 1954, as amended
CEPA	Canadian Environmental Protection Act (1999)
CERCLA or "Superfund"	Comprehensive Environmental Response, Compensation and Liability Act of 1980
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NRC	U.S. Nuclear Regulatory Commission
PCBs	Polychlorinated biphenyls
QEQA	Québec Environmental Quality Act
RCRA	Resource Conservation and Recovery Act of 1976
SEC	U. S. Securities and Exchange Commission
TSCA	Toxic Substances Control Act of 1976
TSDF	Treatment, Storage and Disposal Facility
USACE	U.S. Army Corps of Engineers
USEPA	U.S. Environmental Protection Agency
WUTC	Washington Utilities and Transportation Commission

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology's comprehensive knowledge of the waste business, its collection of waste management facilities combined and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America. US Ecology and its predecessor companies have been in business for more than 60 years. As of December 31, 2014, we employed approximately 1,800 people.

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

As a result of our acquisition of EQ Holdings, Inc. ("EQ") on June 17, 2014, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. Under our new structure our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

  Environmental Services—This segment includes all of the legacy US Ecology operations and the legacy EQ treatment and disposal facilities. It provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

  Field & Industrial Services—This segment includes all of the field and industrial service business of the legacy EQ operation. It provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Financial information with respect to each segment is further discussed in Note 18 to the Consolidated Financial Statements located in Item 8—Financial Statements and Supplementary Data to this Form 10-K.

Prior to the acquisition of EQ, our operations were managed in two reportable segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facility segment represented disposal facilities accepting hazardous and radioactive waste while the Non-Operating Disposal Facility segment represented facilities not accepting hazardous and/or radioactive waste. All operations of both the former Operating Disposal Facilities and the Non-Operating Disposal Facilities segment are now included in the Environmental Services segment. None of the Company's legacy operations prior to the acquisition of EQ have been assigned to the Field & Industrial Services segment.

Environmental Services Segment

Our Environmental Services involve the transportation, treatment, recycling and disposal of hazardous and non-hazardous wastes, and include physical treatment, recycling, landfill disposal and wastewater treatment services.

Waste Treatment & Disposal

We recycle, treat and dispose of hazardous and non-hazardous industrial wastes. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties, and other wastes subject to federal, state and provincial environmental regulation. The wastes we handle come in solid, liquid and sludge form and can be received in a variety of containerized and bulk forms transported to our facilities by truck and rail.

We own and operate five permitted hazardous waste treatment and disposal landfills in the United States and Canada used primarily for the disposal of wastes treated at Company-owned onsite and offsite treatment facilities. The United States landfills are regulated under RCRA by the respective states in which they are located and the EPA while our Canadian landfill is regulated by the Quebec Ministry of Environment. We also operate a commercial LLRW landfill in Richland, Washington that is licensed by the Washington Department of Health for health and safety purposes. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

As of December 31, 2014, the useful economic lives of our six landfills include approximately 32.8 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that we believe can be permitted in the future based on our analysis of site conditions and applicable regulations. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 18.1 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that any unpermitted additional capacity will be permitted.

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

A significant portion of our T&D revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2014, approximately 41% of our T&D revenue (excluding EQ) was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of Base Business waste received also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

The types of waste received, also referred to as "service mix," can produce significant quarter-to-quarter and year-to-year variations in revenue, average selling price, gross profit, gross margin, operating profit and net income for both Base Business and Event Business. Base Business represented approximately 59% and 62% of disposal revenue (excluding transportation and EQ) for the years ended December 31, 2014 and 2013, respectively. Event Business contributed approximately 41% and 38% of disposal revenue (excluding transportation and EQ) for the years ended December 31, 2014 and 2013, respectively. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the favorable operating leverage inherent to the largely fixed-cost nature of the waste disposal business. Contribution margin is influenced by whether the waste is directly disposed ("direct disposal") or requires the application of chemical reagents, absorbents or other additives (variable costs) to treat the waste prior to disposal.

Wastewater Treatment

We operate wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. Our wastewater treatment facilities treat a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids.

The following table summarizes the locations and services of our active Environmental Services waste treatment and/or disposal facilities:

Location	Onsite Landfill	Services
Beatty, Nevada	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA to treat and dispose RCRA, TSCA and certain NRC-exempt (NORM) radioactive waste.
Robstown, Texas	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA to treat and dispose RCRA, PCB remediation and certain NRC-exempt (LARM and NORM/NARM) radioactive waste. PCB waste storage for off-site shipment. Features a thermal desorption recycling system that removes recoverable oils and metal catalysts from petroleum wastes. Rail transfer station.
Grand View, Idaho	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA to treat RCRA and TSCA wastes and certain NRC-exempt (NORM/NARM, Technologically Enhanced NORM (TENORM)) radioactive waste. Rail transfer station.
Belleville, Michigan	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA to treat and dispose RCRA wastes and certain NRC-exempt (NORM/NARM, Technologically Enhanced NORM (TENORM)) radioactive waste. Permitted under TSCA to dispose TSCA wastes. Features a regenerative thermal oxidation air pollution control system that is compliant with RCRA Subpart CC air emissions standards. Rail transfer station.
Blainville, Québec, Canada	Yes	Permitted by the Canadian Ministry of Environment and authorized under the Environmental Quality Act by Order-in-Council to treat and stabilize inorganic hazardous liquid and solid waste and contaminated soils to produce a non-leachable concrete-like material for disposal in the onsite landfill. Specializes in processing hard-to-treat materials, such as cyanides, mercury compounds, strong acids, oxidizers, lab packs, contaminated debris and batteries. Rail transfer station.
Richland, Washington	Yes	LLRW disposal facility accepts Class A, B, and C commercial LLRW from within the Northwest Interstate and Rocky Mountain Compacts, NORM/NARM and LARM waste including radium sources produced by customers nationwide. One of only three full-service Class A, B, and C disposal facilities in the nation.

Location	Onsite Landfill	Services
Detroit, Michigan	No	RCRA Part B and Centralized Wastewater Treatment ("CWT") permitted industrial and non-hazardous treatment of liquid wastes, stabilization, solidification, chemical oxidation/reduction and deactivation of solid and liquid wastes. Hazardous and non-hazardous wastewater treatment and disposal of organic and inorganic liquids and solids. Direct rail access.
Canton, Ohio	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
Harvey, Illinois	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
York, Pennsylvania	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
Tulsa, Oklahoma	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction and deactivation.
Augusta, Georgia	No	CWT permitted non-hazardous wastewater treatment for industrial clients, tanker wash services and solidification of non-hazardous liquids and sludges, both in bulk and containers. Tanker wash services include washing, steaming and chemical cleaning of tankers, vacuum trucks and ISOtainers.
Sulligent, Alabama	No	RCRA Part B permitted TSDF provides industrial and non-hazardous storage and consolidation, industrial cleaning and maintenance services, emergency response, laboratory packaging and small quantity chemical management services.
Tampa, Florida	No	RCRA Part B permitted hazardous and non-hazardous waste treatment. Hazardous waste transfer and storage. Laboratory packaging services, small quantity chemical management services, household hazardous waste management, light duty remediation an industrial cleaning.

Recycling Services

We operate recycling technologies designed to reclaim valuable commodities from hazardous waste, particularly solvent-based wastes generated by industrial cleaning operations, metal finishing and other manufacturing processes. Resource recovery involves the treatment of wastes using various methods to effectively remove contaminants from the original material to restore its usefulness and to reduce the volume of waste requiring disposal.

We offer full-service stormwater management and propylene glycol recovery at major airports. We currently operate deicing fluid collection systems at the Minneapolis-St. Paul International, Pittsburgh and Detroit airports. We also receive deicing fluids from other major airports within the Great Lakes Region, including Cincinnati, Grand Rapids, Cleveland and Albany. Recovered fluids are transported to our RCRA Part B and CWT permitted chemical recycling facility in Romulus, Michigan where they are recycled into a greater than 99% pure material that is sold to industrial users.

We also operate a thermal desorption unit at our Robstown, Texas facility that recovers oil and catalyst from refinery waste. The recycled oil and recycled catalyst are sold to third parties.

We operate a fleet of mobile solvent recycling stills that provide on-site recycling services throughout the Eastern United States. The trailer-mounted stills are self-contained units that perform solvent distillation at the point of generation. Waste solvents are processed in 500 - 7,500 gallon batches, and clean solvent is returned for reuse. Our Mobile Recycling services are based in Mt. Airy, North Carolina.

Transportation

For waste transported by rail from locations distant from our facilities, transportation-related revenue can account for as much as 75% of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue ("gross margin"), this value-added service has allowed us to win multiple projects that we believe we could not have otherwise competed for successfully. Our Company-owned fleet of gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals. These Company-owned railcars also help us to win business during times of demand-driven railcar scarcity. To maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may also be bundled with for-profit logistics and field services support work.

Field & Industrial Services Segment

Our Field & Industrial Services include a wide range of industrial maintenance and specialty services at refineries, chemical plants, utilities, pulp and paper mills, automotive and other government, commercial and industrial facilities. Onsite specialty services include high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response. We provide these services through a network of facilities located throughout the Eastern United States that are organized into service lines including Industrial Services, Remediation Services, Managed Services, Emergency Response, Transfer and Processing and Terminal Services.

Collection & Transportation

As an integral part of our services, we operate a network of service centers that characterize, package and collect industrial wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate wastes in containers, such as 55 gallon drums, bulk storage tanks or 20 cubic yard roll-off containers. We utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads. Depending on customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business.

Industrial Services

Our primary industrial service offerings include emergency response, industrial cleaning and maintenance for utilities, refineries, chemical plants, pulp and paper mills, steel and automotive plants, and refinery services such as tank cleaning, centrifuge and temporary storage. We also provide infrastructure support, primarily to utilities and pipelines, including hydro-excavation, sewer cleaning and sewer rehabilitation services.

Remediation Services

Our remediation service offerings include site assessment, onsite treatment, project management and remedial action planning and execution.

Managed Services

Our managed service offerings consist of Total Waste Management ("TWM") programs, retail services, laboratory packing and Household Hazardous Waste ("HHW") collection. Through our TWM program, customers outsource the management of their waste program to us, allowing us to organize and coordinate their waste management disposal activities. Retail services, laboratory packing and HHW are full-service waste characterization, packaging, collection and transportation programs. Services are provided to small, medium and large industrial and commercial customers. These programs are built on our network of service centers, employ highly trained staff and provide a high level of service to the customer.

Emergency Response

Our primary emergency response offerings include spill response, waste analysis and treatment and disposal planning. We also offer product transfers, spill contingency planning and yearly service agreements with first responder status. Trained, experienced professionals operate the Company's Emergency Response Service 24 hours per day, 7 days per week.

Transfer and Processing

Our transfer and processing stations stage and consolidate non-bulk loads of hazardous, non-hazardous and universal waste into full loads for more efficient shipment to Company-owned or third-party treatment and disposal facilities. This allows us to offer a broader geographic presence without having a dedicated, Company-owned treatment or disposal facility in the region.

Terminal Services

Our terminal services include petroleum and chemical tank cleaning and other services, including emergency response, construction and industrial maintenance. The Company services several major petroleum terminals around New York Harbor.

Waste Services Industry

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

In the U.S., hazardous waste is regulated under the RCRA, which created a cradle-to-grave system governing defined hazardous waste from the point of generation to ultimate disposal. RCRA requires waste generators to distinguish between "hazardous" and "non-hazardous" wastes, and to treat, store and dispose of hazardous waste in accordance with specific regulations. Generally, entities that treat, store, or dispose of hazardous waste must obtain a permit, either from the USEPA or from a state agency to which the USEPA has delegated such authority. Similar regulations and management methods apply to hazardous waste generation in Canada, which is regulated by the Canada Ministry of Environment and delegated to provincial agencies.

Disposal facilities are typically designed to permanently contain the waste and prevent the release of harmful pollutants into the environment. The most common hazardous waste disposal practice is placement in an engineered disposal unit such as a landfill, surface impoundment or deep injection well. RCRA's hazardous waste permitting program establishes specific requirements that must be followed when managing those wastes.

We believe that a baseline demand for hazardous waste services will continue into the future with fluctuations driven by general and industry-specific economic conditions, identification and prioritization of new clean-up needs, clean-up project schedules, funding availability, regulatory changes and other public policy decisions. We further believe that the ability to deliver specialized niche services while aggressively competing for large volume clean-up projects and non-niche commodity business opportunities differentiates successful from less successful companies. We seek to control variable costs, expand service lines, increase waste throughput efficiency, employ innovative treatment techniques, provide complementary transportation and logistics services, build market share and increase profitability.

Our Richland, Washington disposal facility, serving the Northwest and Rocky Mountain LLRW Compacts, is one of three operating Compact disposal facilities in the nation. While our Washington disposal facility has substantial unused capacity, it can only accept LLRW from the 11 western states comprising the two Compacts served. The Barnwell, South Carolina site, operated by Energy Solutions, Inc. ("Energy Solutions"), exclusively serves the three-state Atlantic Compact. A third LLRW disposal facility, licensed by Waste Control Specialists, LLC and located near Andrews, Texas serves the two-state Texas Compact and approved out-of-compact waste generators. Class A LLRW from states outside the Northwest Compact region may also be disposed at a non-compact, commercial disposal site in Clive, Utah, also operated by Energy Solutions.

Increases in pricing at AEA licensed LLRW disposal facilities heightened demand for more cost-effective disposal options for soil, debris, consumer products, industrial wastes and other materials containing LARM, including "mixed wastes," exhibiting both hazardous and radioactive properties. In addition to commercial demand, a substantial amount of LARM is generated by government clean-up projects. The NRC, USEPA and USACE have authorized the use of hazardous waste disposal facilities to dispose of certain LARM, encouraging expansion of this compliant, cost-effective alternative. We have been successful at expanding our permits at four of our RCRA hazardous waste facilities to allow acceptance of additional LARM wastes.

Industrial Services Industry

The industrial services industry is highly fragmented with thousands of small companies performing a variety of cleaning, maintenance and other services to industrial based companies such as utilities, refineries, chemical plants, pulp and paper mills, and steel and automotive plants. We believe customers increasingly desire to shift high fixed costs to lower variable costs by outsourcing waste management and industrial services. Some companies, such as pulp and paper mills, power generation plants, petroleum refineries and chemical processors, are required to perform specialized "turnaround" maintenance only once or twice per year, making it impractical and cost-prohibitive to purchase expensive, specialized equipment, comply with complex permits and employ full-time specialized technicians required to perform those services. Similarly, the regulatory requirements of characterizing, manifesting, transporting and properly disposing of waste has led many companies to outsource this function to specialists. Our network of service centers and treatment, recycling and storage facilities provides a national footprint allowing us to serve these customers, while at the same time internalizing the waste to our own facilities.

Industrial services generally have low barriers to entry and customers are frequently won based on quality of service, reputation, health and safety record, logistics and price. This low barrier to entry has fostered a fragmented and competitive market place.

Strategy

Our strategy is to capitalize on our difficult-to-replicate combination of treatment and disposal assets and complementary service lines to provide a full service offering to customer and increase market share in the diverse markets we serve. We are focused on safety, environmental compliance and a commitment to customer service excellence. In addition to organic growth initiatives, we actively pursue acquisition opportunities to expand our geographic reach, service lines and customer base. The principal elements of our business strategy are to:

Execute Best-in-Class Safety and Environmental Compliance Programs.    We pursue best-in-class safety and environmental compliance at US Ecology. Not only is it the cornerstone of our business, but our customers and regulators rely on our expertise when they select us as a vendor or grant us permits and licenses. We deploy significant resources in terms of human capital, programs and facility investment to achieve safe and compliant operations. The Company has dedicated professionals who oversee and manage safety and environmental programs including, but not limited to, employee training, internal and independent external audits, safety incentive programs, Voluntary Protection Programs ("VPP"), the Safety & Health Achievement Recognition Program, and ISO 9001 and ISO 14001 programs. Dedicated senior managers regularly review and discuss environmental and safety results with operational staff, management and the Board of Directors to improve our safety results and focus on regulatory compliance.

Leverage Regulatory Expertise to Expand Permit Capabilities and Broaden Cost-Effective Service Offerings.    We have a proven track record of leveraging more than six decades of regulatory experience to broaden service offerings. Working with customers, we assess market opportunities in relation to existing laws, regulations and permit conditions. Our engineering, operational and regulatory affairs personnel then seek authority to implement innovative processes and technologies and accept additional types of waste by modifying our existing permits or obtaining new permits.

Continue to Build on Our Robust Waste Handling Infrastructure to Increase Revenue from Existing Assets.    We have a unique set of treatment, recycling and disposal assets in the highly regulated hazardous and radioactive waste industry. We aim to enhance treatment capabilities at our existing facilities to handle additional waste streams and increase throughput. We also continue to invest in equipment and infrastructure to ensure that we have ample throughput capacity to expand our Event Business while continuing to support our Base Business customers.

Execute on Marketing Initiatives to Grow Organically.    Our sales team is focused on high margin, niche wastes that our competitors may not be able to obtain the necessary regulatory authorizations for or handle cost-effectively. We seek to expand into new markets and offer new services allowing us to cross-sell or bundle services and ultimately drive incremental volume into our existing disposal facilities. Our strategy is to have our Base Business cover our fixed overhead costs and deliver a reasonable profit, which allows the majority of our Event Business revenue to be realized as operating profit. We aim to continue building our Base Business while remaining flexible enough to handle large clean up events.

Deliver Innovative Technological Solutions:    We challenge ourselves to identify innovative and technology-driven solutions to solve our customers' waste management challenges. Past examples include leveraging our expertise in developing waste treatment recipes for organic and metals-bearing wastes, utilizing waste as a reagent to treat other wastes, beneficial reuse of select wastes, partnering with an innovative technology provider to deploy thermal desorption technology to recover oil and metal catalyst from refinery waste, and stabilizing mercury laden waste and other wastes using patented treatment process.

Pursue a Disciplined Acquisition Strategy to Add Complementary Capabilities.    We pursue selective acquisitions to expand our disposal network, customer base and geographic footprint. We have had success achieving this in recent years through our targeted acquisition strategy, acquiring Stablex in 2010, Dynecol, Inc. in 2012 and EQ in 2014. The acquisition of EQ also provided us with an entirely new line of complementary field and industrial service offerings. We continue to seek acquisition opportunities to further expand our service offerings across the hazardous waste value chain while maintaining our commitment to compliance, safety and customer service excellence.

Competitive Strengths

Difficult-to-Replicate Infrastructure.    We consider our disposal facilities to be difficult to replicate due to the longstanding regulatory and public policy environment for hazardous waste processing facilities, which includes the generally high cost of obtaining permits, multi-year permitting timeframes, uncertainty of outcome, high initial capital expenditures and the potential for both broad-based and local community opposition to the development of new facilities. As a result, it has been more than 15 years since a new hazardous waste landfill or incinerator has been built in the United States. We operate five of twenty landfills in the U.S. and Canada that are permitted to accept RCRA wastes. Our Richland, Washington LLRW facility is one of only three full-service Class A, B, and C disposal facilities in the U. S. One of these three facilities was recently licensed and constructed after a lengthy and expensive process that was underway for well more than a decade. Our personnel have extensive experience safely managing certain radioactive waste requiring the use of shielding and remote handling devices.

Significant Regulatory and Operating Expertise.    We operate in a highly regulated marketplace. The permitting process for operating disposal assets in our industry is lengthy and complex, requiring a deep understanding of federal and state hazardous and radioactive waste laws and regulations. We maintain a regulatory compliance and permitting program at our disposal facilities that has allowed us to obtain approvals to expand our service offering in terms of the types, amounts and concentrations of wastes that we are authorized to accept. Our track record of successfully navigating government regulatory and permitting processes has been a consistent competitive advantage.

A Market Leader in Hazardous & Non-Hazardous Waste Treatment and Disposal.    We are a leader in the North American hazardous waste services sector with more than six decades of experience. Our collection of disposal assets combined with our transportation network provides us with coast-to-coast treatment and disposal capabilities, allowing us to serve a diverse mix of customers and industries across the United States, Canada and Mexico.

Comprehensive Waste Services.    Our comprehensive waste service offerings allow us to act as a full-service provider to our customers. Our full-service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors through "one-stop" service providers.

Diverse Markets and Customer Base.    In 2014, we serviced more than 4,000 commercial and governmental entities, such as refineries, chemical production facilities, utilities, heavy manufacturers, steel mills, pulp and paper mills, waste brokers and medical and academic institutions. Our broad range of end-markets gives us exposure to a variety of industrial cycles, lessening the impact of market volatility.

Solid Safety and Compliance Record.    Safety and environmental compliance is a cornerstone of US Ecology's business. The Company has dedicated environmental professionals who oversee and manage safety and environmental programs including, but not limited to, employee training, internal and independent external audits, safety incentive programs, Voluntary Protection Programs ("VPP"), the Safety & Health Achievement Recognition Program, and ISO 9001 and ISO 14001 programs. Dedicated senior managers regularly review and discuss environmental and safety results with operational staff, management and the Board of Directors to improve our safety results and focus on regulatory compliance. In addition, we have received multiple operating site safety awards including the VPP Star Worksite Award, Thoroughbred Safety Award and the CSX Chemical Safety Award.

Competition

Our Environmental Services segment competes with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc., Heritage Environmental Services and Waste Management, Inc. Other hazardous waste disposal competitors include, but are not limited to, Peoria Disposal Company, Envirosafe Services of Ohio, Tradebe, Ross Environmental, Perma-Fix Environmental Services and Veolia Environmental Services. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, Inc. We believe the principal competitive factors applicable to both of these businesses are:

•
price;

•
specialized permits and "niche" service offerings;

•
customer service;

•
operational efficiency and technical expertise;

•
regulatory compliance and worker safety;

•
industry reputation and brand name recognition;

•
transportation distance; and

•
State or Province and local community support.

Competition within our Field & Industrial Services segment varies by locality and type of service rendered, with competition coming from large national and regional service providers and hundreds of privately-owned firms that offer field or industrial services. We believe that our primary field and industrial services competitors are Clean Harbors, Inc.; Philip Services Corp., Veolia Environmental Services and Waste Management, Inc. Each of these competitors is able to provide most if not all of the field and industrial services we offer.

We believe that we are competitive in all markets we serve and that we offer a unique mix of services, including niche technologies and services that favorably distinguish us from competitors. We also believe that our strong brand name recognition from six decades of experience, compliance and safety record, customer service reputation and positive relations with regulators and local communities enhance our competitive position. Advantages exist for competitors that are larger in scale or have technology, permits or equipment to handle a broader range of waste, that operate in jurisdictions imposing lower disposal fees and/or are located closer to where wastes are generated.

Permits, Licenses and Regulatory Requirements

Obtaining authorization to construct and operate new hazardous or radioactive waste facilities is a lengthy and complex process. We believe we have demonstrated significant expertise in this area over multiple decades. We also believe we possess all permits, licenses and regulatory approvals required to maintain regulatory compliance and operate our facilities and have the specialized expertise required to obtain additional approvals to continue growing our business in the future.

We incur costs and make capital investments to comply with environmental regulations. These regulations require that we operate our facilities in accordance with permit-specific requirements. Most of our facilities are also required to provide financial assurance for closure and post-closure obligations should our facilities cease operations. Both human resource and capital investments are required to maintain compliance with these requirements.

United States Hazardous Waste Regulation

Our hazardous, industrial, non-hazardous and radioactive waste treatment, disposal and handling business is subject to extensive federal and state environmental, health, safety, and transportation laws, regulations, permits and licenses. Local government controls may also apply. The responsible government regulatory agencies regularly inspect our operations to monitor compliance. They have authority to enforce compliance through the suspension or revocation of operating licenses and permits and the imposition of civil or criminal penalties in case of violations. We believe that these laws and regulations, as well as the specialized services we provide, contribute to demand and create barriers to new competitors seeking to enter the markets we serve.

RCRA provides a comprehensive framework for regulating hazardous waste transportation, treatment, storage and disposal. RCRA regulation is the responsibility of the USEPA, which may delegate authority to state agencies. Chemical compounds and residues derived from USEPA-listed industrial processes are subject to RCRA standards unless they are delisted through rulemaking. RCRA liability may be imposed for improper waste management or failure to take corrective action for releases of hazardous substances. To the extent wastes are recycled or beneficially reused, regulatory controls and permitting requirements under RCRA diminish. LARM and NORM/NARM may also be managed to varying degrees under RCRA permits, as is authorized for our facilities in Grand View, Idaho; Beatty, Nevada; Belleville, Michigan and Robstown, Texas.

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

TSCA regulates the treatment, storage and disposal of PCBs. U.S. regulation and licensing of PCB wastes is the responsibility of the USEPA. Our Grand View, Idaho and Beatty, Nevada facilities have TSCA treatment, storage and disposal permits. Our Belleville, Michigan facility has a TSCA disposal permit. Our Robstown, Texas facility has a TSCA storage permit and may dispose of PCB-contaminated waste in limited concentrations not requiring a TSCA disposal permit.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2014, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

Insurance policies covering our U.S. closure and post-closure obligations expire in December 2015. While we expect to timely renew these policies as we have in the past, if we are unable to obtain adequate closure, post-closure or environmental insurance, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2014, we have provided collateral of $4.1 million in funded trust agreements, $8.7 million in surety bonds, issued $31.8 million in letters of credit for financial assurance and have insurance policies of approximately $45.5 million for closure and post-closure obligations. Financial assurance, premium and collateral cost requirement increases may have an adverse impact on our results of operations.

We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2014 we had $779,000 in commercial surety bonds dedicated for closure obligations.

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

Significant Customers

Revenue from a single customer accounted for approximately 10% of total revenue for the year ended December 31, 2014. No customer accounted for more than 10% of total revenue for the years ended December 31, 2013 or 2012.

Geographical Information

For the year ended December 31, 2014, we derived $388.1 million or 87% of our revenue in the United States and $59.3 million or 13% of our revenue in Canada. For the year ended December 31, 2013, we derived $147.1 million or 73% of our revenue in the United States and $54.0 million or 27% of our revenue in Canada. For the year ended December 31, 2012, we derived $130.9 million or 77% of our revenue in the United States and $38.2 million or 23% of our revenue in Canada. Additional information about the geographical areas in which our revenues are derived and in which our assets are located is presented in Note 18 to the Consolidated Financial Statements located in Item 8—Financial Statements and Supplementary Data to this Form 10-K.

Seasonal Effects

Seasonal fluctuations due to weather and budgetary cycles can influence the timing of customer spending for our services. Typically, in the first quarter of each calendar year there is less demand for our services due to reduced construction activities related to weather. While large, multi-year clean-up projects may continue in winter months, the pace of waste shipments may be slower, or stop temporarily, due to weather. Market conditions and federal funding decisions generally have a greater influence on the business than seasonality.

Personnel

On December 31, 2014, we had approximately 1,800 employees, of which approximately 300 in the United States and 100 in Canada were represented by various labor unions.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of US Ecology:

Name	Age	Title
Jeffrey R. Feeler	45	President and Chief Executive Officer
Simon G. Bell	44	Executive Vice President of Operations, Environmental Services
Eric L. Gerratt	44	Executive Vice President, Chief Financial Officer and Treasurer
Mario H. Romero	57	Executive Vice President of Operations, Field & Industrial Services
Steven D. Welling	56	Executive Vice President of Sales and Marketing

Jeffrey R. Feeler was appointed President and Chief Executive Officer in May 2013. Mr. Feeler was previously the Company's senior executive as President and Chief Operating Officer from October 2012 to May 2013 and as the Company's Vice President and Chief Financial Officer from May 2007 to October 2012. He joined US Ecology in 2006 as Vice President, Controller, Chief Accounting Officer, Treasurer and Secretary. He previously held financial and accounting management positions with MWI Veterinary Supply, Inc., Albertson's, Inc. and Hewlett-Packard Company. From 1993 to 2002, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds a BBA of Accounting and a BBA of Finance from Boise State University.

Simon G. Bell was appointed Executive Vice President of Operations, Environmental Services in June 2014. Mr. Bell previously served as the Company's Executive Vice President of Operations and Technology Development from May 2013 to June 2014. From August 2007 to May 2013, he was Vice President of Operations. From 2005 to August 2007, he was Vice President of Hazardous Waste Operations. From 2002 to 2005, he was our Idaho facility General Manager and Environmental Manager. His 20 years of industry experience includes service as general manager of a competitor disposal facility and mining industry experience in Idaho, Nevada and South Dakota. He holds a BS in Geology from Colorado State University.

Eric L. Gerratt was appointed Executive Vice President, Chief Financial Officer and Treasurer in May 2013. Mr. Gerratt previously served as the Company's Vice President, Chief Financial Officer, Treasurer and Chief Accounting Officer from October 2012 to May 2013. He joined US Ecology in August 2007 as Vice President and Controller. He previously held various financial and accounting management positions at SUPERVALU, Inc. and Albertson's, Inc. From 1997 to 2003, he held various accounting and auditing positions for PricewaterhouseCoopers LLP. Mr. Gerratt is a Certified Public Accountant and holds a BS in Accounting from the University of Idaho.

Mario H. Romero was appointed Executive Vice President Field and Industrial Services in June 2014. Mr. Romero joined US Ecology after the acquisition of EQ Holdings, Inc. where he had served as the EQ's Vice President of Operations since 2009. He has more than 30 years of experience in the environmental, energy and industrial services industries, including alternative fuels, renewable energy, recycling, reuse and resource recovery. He previously held executive positions at Energis LLC, a wholly owned subsidiary of Holcim US, Safety-Kleen Corp. and Philip Services Corp. Mr. Romero is a Professional Engineer in the State of Illinois and a Member of the American Institute of Chemical Engineers. He holds an MBA from the University of Chicago and a Masters and BS in Chemical Engineering from the Illinois Institute of Technology.

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

Risks Affecting All of Our Businesses

The completion of, loss of or failure to renew one or more significant contracts could adversely affect our profitability.

We provide disposal and transportation services to customers on discrete Event Business (non-recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi-year projects can account for a significant portion of our revenue and profit. The replacement of 2014 Event Business revenue and earnings depends on multiple factors, many of which are outside of our control including, but not limited to, general and industry-specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities. Our inability to replace the contribution from 2014 Event Business projects with new business could result in a material adverse effect on our financial condition and results of operations.

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

Our indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business, and our Credit Agreement restricts our ability to engage in certain corporate and financial transactions.

On June 17, 2014, in connection with the acquisition of EQ, we entered into a new $540.0 million senior secured credit agreement (the "Credit Agreement") with a syndicate of banks, which substantially increased our outstanding indebtedness. As of December 31, 2014, we had total indebtedness of $394.7 million, comprised entirely of outstanding borrowings under the Credit Agreement. Our Credit Agreement requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, potentially reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions, and other general corporate purposes; increases our vulnerability to adverse general economic or industry conditions; makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates; and limits our ability to obtain additional financing in the future for working capital or other purposes.

In addition, the Credit Agreement and related ancillary agreements with our lenders contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of outstanding stock, create certain liens and engage in certain types of transactions. Our ability to borrow under the Credit Agreement depends upon our compliance with the restrictions contained in the Credit Agreement and events beyond our control could affect our ability to comply with these covenants.

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

The Company is a party to collective bargaining agreements covering 411, or approximately 23%, of our employees. The agreements expire in February 2015, November 2015, April 2017 and December 2017. In September 2014, a collective bargaining agreement covering 113 employees at our Taylor, MI facility expired without being renewed, although renewal negotiations are ongoing. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements in a manner acceptable to the Company. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

Certain of the Company's wholly-owned subsidiaries acquired in the acquisition of EQ participate in multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries' union employees. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 ("ERISA"), may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. Under current law regarding multi-employer defined benefit plans, a plan's termination, an employer's voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan's unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered," "seriously endangered," or "critical" status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. Contributions to these funds could also increase as a result of future collective bargaining with the unions, a shrinking contribution base as a result of the insolvency of other companies who currently contribute to these funds, failure of the Plan to meet ERISA's minimum funding requirements, lower than expected returns on pension fund assets, or other funding deficiencies. Any of the foregoing events could materially adversely affect our liquidity, cash flows and results of operations

Based upon the information available to us from plan administrators as of April 30, 2013, certain of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in "critical" status and these plans may require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

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

Future stock issuances could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

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

The price of our common stock has fluctuated in the past and this may make it difficult for stockholders to resell shares of common stock at times or may make it difficult for stockholders to sell shares of common stock at prices they find attractive.

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
actions by institutional stockholders;

•
investor perception of us and the industry and markets in which we operate;

•
general economic conditions in the United States and Canada;

•
international disorder and instability in foreign financial markets, including but not limited to potential sovereign defaults; and

•
other factors described in "Risk Factors."

A cybersecurity incident could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations. We also use mobile devices and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers' personal information, private information about employees, and financial and strategic information about the Company and its business partners. Further, if the Company in the future pursues acquisitions or new initiatives that require expanding or improving our information technologies, this may result in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Further, despite these security measures, the Company's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Additional Risks of Our Environmental Services Business

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2014, approximately 41% of our treatment and disposal revenue (excluding EQ) was derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions, public controversies, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections. Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

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

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $2.1 million and $493,000 at December 31, 2014 and 2013, respectively. We also maintain a

Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant's environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $50,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2014, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities expire in December 2015 for covered U.S. operating facilities (dedicated state-controlled closure and post-closure funds provide financial assurance for our Washington and Nevada facilities). We continue to use self-funded trust accounts for our post-closure obligations at our U.S. non-operating sites. We use commercial surety bonds for our Canadian operation that expire in November 2015. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post-closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2014, we have provided collateral of $4.1 million in funded trust agreements, $8.7 million in surety bonds, issued $31.8 million in letters of credit for financial assurance and have insurance policies of approximately $45.5 million for closure and post-closure obligations at covered U.S. operating facilities. We have $779,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial condition and results of operations.

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

We operate in the United States and Canada but report revenue, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the Canadian dollar are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are subject to the risk of non-cash translation losses for reporting purposes. If we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are further subject to the risk of transaction losses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

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

Additional Risks of Our Field & Industrial Services Business

A significant portion of the our Field & Industrial Services segment depends upon the demand for cleanup of major spills and other remedial projects and regulatory developments over which we have no control.

A significant portion of our Field & Industrial Services segment consists of wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services. Demand for these services can be affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in governmental regulations relevant to our diverse operations. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter or year to year, and past financial performance may not be a reliable indicator of future performance.

Additional Risks of Completed and Potential Acquisitions

The acquisition of EQ Holdings, Inc. ("EQ") and any other acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our results of operations.

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

We acquired EQ on June 17, 2014. As part of the acquisition we recorded at fair value $197.2 million of goodwill and $252.9 million of intangibles associated with EQ. Our integration of EQ's operations into our operations has required and will continue to require implementation of appropriate operations, management and financial reporting systems and controls. The integration of EQ has required and will continue to require the focused attention of our management team, including a significant commitment of time and resources. The success of the acquisition will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the respective businesses and operations of US Ecology and EQ through greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the business and operations of US Ecology and EQ must continue to be effectively combined.

If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, if at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business, failure to implement the business plan for the combined businesses, unanticipated issues in integrating service offerings, logistics information, communications and other systems or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. It is possible that failure to realize the anticipated benefits and operational performance of EQ could lead to an impairment of goodwill or other intangible assets and such impairment may be material to our financial condition or results of operations.

Our acquisition of EQ Holdings, Inc. may expose us to unknown liabilities.

Because we acquired all of EQ's outstanding common shares, our investment in EQ is subject to all of EQ's liabilities. If there are unknown obligations related to the operations of EQ's business, including contingent environmental or other liabilities, our business could be adversely affected. We may learn additional information about EQ's business that adversely affects us, such as unknown liabilities or issues relating to internal controls over financial reporting or that could affect our ability to comply with the Sarbanes-Oxley Act or other applicable laws.

Failure to realize the anticipated benefits and operational performance of acquired operations could lead to an impairment of goodwill or other intangible assets.

We are required to test goodwill and intangible assets with indefinite useful lives at least annually to determine if impairment has occurred. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in laws or regulations, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. As a result of acquisitions in 2014, 2012 and 2010, we have goodwill of $217.2 million and indefinite-lived intangible assets of $49.9 million at December 31, 2014 that must be assessed at least annually for impairment.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired as a result of a failure to realize the anticipated benefits and operational performance of acquired operations, our financial condition and results of operations could be adversely impacted.

In the event that we undertake future acquisitions, we may not be able to successfully execute our acquisition strategy.

We may experience delays in making acquisitions or be unable to make acquisitions we desire for a number of reasons. Suitable acquisition candidates may not be available at purchase prices that are attractive to us or on terms that are acceptable to us. In pursuing acquisition opportunities, we typically compete with other companies, some of which have greater financial and other resources than we do. We may not have available funds or common stock with a sufficient market price to complete an acquisition. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete acquisitions that we otherwise find advantageous.

The timing and number of acquisitions we pursue may cause volatility in our financial results.

We are unable to predict the size, timing and number of acquisitions we may complete, if any. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we also may pay fees and expenses associated with financing acquisitions to investment banks and others. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively impact and cause significant volatility in our financial results and the price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table describes our principal physical properties and facilities at December 31, 2014 owned or leased by us. We believe that our existing properties are in good condition and suitable for conducting our business.

Location	Segment	Function	Own/Lease
Beatty, Nevada	Environmental Svcs.	Waste treatment and landfill disposal	Lease
Robstown, Texas	Environmental Svcs.	Waste treatment and landfill disposal	Own
Grand View, Idaho	Environmental Svcs.	Waste treatment and landfill disposal	Own
Belleville, Michigan	Environmental Svcs.	Waste treatment and landfill disposal	Own
Blainville, Québec, Canada	Environmental Svcs.	Waste treatment and landfill disposal	Own/Lease
Richland, Washington	Environmental Svcs.	Landfill disposal	Sublease
Detroit, Michigan	Environmental Svcs.	Waste treatment	Own
Canton, Ohio	Environmental Svcs.	Waste treatment	Own
Harvey, Illinois	Environmental Svcs.	Waste treatment	Own
York, Pennsylvania	Environmental Svcs.	Waste treatment	Own
Tulsa, Oklahoma	Environmental Svcs.	Waste treatment	Own
Augusta, Georgia	Environmental Svcs.	Waste treatment	Own
Sulligent, Alabama	Environmental Svcs.	Waste treatment	Own
Tampa, Florida	Environmental Svcs.	Waste treatment	Own
Romulus, Michigan	Environmental Svcs.	Waste treatment	Own
Mt. Airy, NC	Environmental Svcs.	Waste treatment	Own
Ypsilanti, Michigan	Field & Industrial Svcs.	Field and industrial waste management	Lease
Taylor, Michigan	Field & Industrial Svcs.	Field and industrial waste management	Own
Bayonne, New Jersey	Field & Industrial Svcs.	Field and industrial waste management	Lease
Atlanta, Georgia	Field & Industrial Svcs.	Field and industrial waste management	Lease
Rahway, New Jersey	Field & Industrial Svcs.	Field and industrial waste management	Lease
Northborough, Mass.	Field & Industrial Svcs.	Field and industrial waste management	Own
Boise, Idaho	Corporate	Corporate Office	Lease
Livonia, MI	Corporate	Regional Office	Lease

In addition to the principal physical properties detailed in the table above, the Company owns or leases a number of smaller (less than 20,000 sq. ft.) properties supporting our Field & Industrial Services segment.

The following table provides additional information for our treatment facilities with onsite landfills including total acreage owned or controlled by us at each facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2014.

Location	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimated Life (Years)
Beatty, Nevada(1)	80	580,454	—	4
Robstown, Texas(2)	913	1,387,421	—	4
Grand View, Idaho(3)	1,411	10,854,905	18,100,000	121
Belleville, Michigan(4)	455	12,593,699	—	41
Blainville, Québec, Canada(5)	350	6,744,232	—	27
Richland, Washington(6)	100	647,093	—	41

Total		32,807,804	18,100,000

(1)
Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. We sublease 80 acres from the State of Nevada located within a 400 acre buffer zone leased by the State of Nevada from the federal government. The Company believes this dedicated buffer zone is a viable location for expansion to accommodate future disposal operations based on the State of Nevada's request that the federal government transfer the buffer zone property to the State for purposes of disposal facility expansion. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) that area reaches full capacity and can no longer accept waste (an estimated life of three years using 2014 volume); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for future closure and post-closure costs.

(2)
Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own an additional 673 acres of adjacent land for future expansion. We also own 174 acres of land five miles west of the facility adjacent to a rail line where we have operated a rail transfer station since 2006.

(3)
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

(4)
Our Belleville, Michigan facility began operations in 1957 and began disposing of waste in the onsite landfill in 1969. The facility is located on 455 acres owned by the Company approximately 30 miles from Detroit, Michigan. We also own 12 acres of land nine miles from the facility adjacent to a rail line where we have operated a rail transfer station since 1998.

(5)
Our Stablex facility, acquired in October 2010, has been in operation since 1983 and is located approximately 30 miles northwest of Montreal, Québec, Canada. The facility includes an indoor hazardous and industrial waste treatment and storage facility and a rail transfer station located on 25 acres adjacent to a 325 acre disposal site. The treatment processing facility is on owned land. The disposal site which is adjacent to the owned treatment processing facility is leased from the Province of Québec with a term through 2018 and one five-year renewal option. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the five-year permit period. Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil. While there are no specific restrictions on waste soils received from the U.S., non-soil waste received from the U.S. is limited to

  350,000 metric tons (385,000 U.S. tons) over the five-year permit period. The Province assesses fees to fund a dedicated government trust account to pay for post-closure costs at the disposal site.

(6)
Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased by the State of Washington from the federal government on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. We sublease this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State in 2005 for ten years with four ten-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility's intended operating life is equal to the period of the sublease. The State assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State maintains separate, dedicated trust funds for future closure and post-closure costs.

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

In 2012, we settled allegations by the United States Environment Protection Agency ("U.S. EPA") that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conservation and Recovery Act of 1976 ("RCRA"). As part of the settlement, we agreed to pay a civil penalty and to submit an application to the State of Texas for a RCRA Subpart X permit. The Company and the thermal recycling unit's owner-operator also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued.

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on the terms of a proposed settlement are ongoing with the U.S. EPA. We recognized a charge of $238,000 during 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to the enforcement matter. In July 2014, based on further negotiations with the U.S. EPA, our estimated liability was reduced to $138,000 and, accordingly, we recognized a credit of $100,000 during 2014 in Selling, general and administrative expenses in the Consolidated Statement of Operations. The matter was settled in January 2015 for $138,000.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of February 20, 2015 there were approximately 16,652 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2014		2013
	High	Low	High	Low
First Quarter	$38.90	$30.84	$26.91	$22.50
Second Quarter	$50.78	$35.26	$29.97	$25.02
Third Quarter	$51.60	$41.29	$31.12	$27.10
Fourth Quarter	$50.86	$38.42	$39.77	$28.78

Dividend History

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2014		2013
	Per share	Dollars	Per share	Dollars
First Quarter(1)	$0.18	$3,874	$—	$—
Second Quarter	0.18	3,876	0.18	3,314
Third Quarter	0.18	3,890	0.18	3,331
Fourth Quarter	0.18	3,892	0.18	3,333

Total	$0.72	$15,532	$0.54	$9,978

(1)
On December 12, 2012 the Company announced that it had accelerated the record and payment date of the Company's regular quarterly dividend scheduled for the first quarter of fiscal 2013. The accelerated dividend of $0.18 per share was payable on December 27, 2012, rather than January 25, 2013, to stockholders of record at the close of business on December 20, 2012.

On January 7, 2015 the Company declared a dividend of $0.18 per common share for stockholders of record on January 23, 2015. The dividend was paid from cash on hand on January 30, 2015 in an aggregate amount of $3.9 million.

On June 17, 2014, the Company entered into a new $540.0 million senior secured credit agreement with a syndicate of banks comprised of a $415.0 million term loan with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit with a maturity date of June 17, 2019. Pursuant to our Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. No events of default under the Credit Agreement have occurred to date.

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index, Dow Jones Waste & Disposal Services Index and a waste industry peer group of publicly traded companies for the period from the end of fiscal 2009 to the end of fiscal 2014. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Total Stockholder Return(1) Among
US Ecology, Inc., NASDAQ Composite Index and
Dow Jones Waste & Disposal Services Index

Date	US Ecology, Inc.	Nasdaq Composite	Dow Jones US Waste & Disposal Services Index
December 31, 2009	$100.00	$100.00	$100.00
December 31, 2010	$106.69	$117.61	$118.78
December 31, 2011	$120.15	$118.70	$118.99
December 31, 2012	$157.42	$139.00	$129.11
December 31, 2013	$252.80	$196.83	$161.31
December 31, 2014	$277.99	$223.74	$183.49

(1)
Total return assuming $100 invested on December 31, 2009 and reinvestment of dividends on the day they were paid.

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

Issuer Purchases of Equity Securities

The following table summarizes the purchases of shares of our common stock during the year ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2014	—	$—	—	$—
February 1 to 28, 2014	—	—	—	—
March 1 to 31, 2014(1)	4,860	38.22	—	—
April 1 to 30, 2014	—	—	—	—
May 1 to 31, 2014	—	—	—	—
June 1 to 30, 2014	—	—	—	—
July 1 to 31, 2014	—	—	—	—
August 1 to 31, 2014	—	—	—	—
September 1 to 30, 2014	—	—	—	—
October 1 to 31, 2014	—	—	—	—
November 1 to 30, 2014	—	—	—	—
December 1 to 31, 2014	—	—	—	—

Total	4,860	$38.22	—	$—

(1)
Represents shares surrendered or forfeited in connection with certain employees' tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 6.    SELECTED FINANCIAL DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except per share amounts	2014(1)	2013	2012	2011	2010
Revenue	$447,411	$201,126	$169,138	$154,917	$104,836
Operating income	72,450	52,931	40,638	32,365	20,377
Foreign currency gain (loss)	(1,499)	(2,327)	1,213	(1,321)	1,819
Income tax expense	22,814	17,996	16,059	11,437	9,602
Net income	$38,236	$32,151	$25,659	$18,370	$12,584
Earnings per share—basic:	$1.78	$1.73	$1.41	$1.01	$0.69
Earnings per share—diluted:	$1.77	$1.72	$1.40	$1.01	$0.69
Shares used in earnings per share calculation:
Basic	21,537	18,592	18,238	18,198	18,170
Diluted	21,655	18,676	18,281	18,223	18,189
Dividends paid per share	$0.72	$0.54	$0.90	$0.72	$0.72
Total assets	$919,855	$300,556	$218,694	$202,588	$217,349
Working capital(2)	$79,350	$85,356	$13,021	$8,772	$18,693
Long-term debt	$394,653	$—	$45,000	$40,500	$63,003
Stockholders' equity	$251,337	$231,538	$112,022	$100,163	$94,712
Return on invested capital(3)	6.0%	17.3%	14.6%	12.0%	12.7%
Adjusted EBITDA(4)	$108,976	$71,186	$58,352	$49,849	$30,634

(1)
2014 financial data reflects the acquisition of EQ on June 17, 2014.

(2)
Calculated as current assets minus current liabilities.

(3)
Calculated as operating income less applicable taxes divided by the sum of stockholders' equity, long-term debt, closure and post-closure obligations and monetized operating leases, less cash and short-term investments.

(4)
We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense, which are not considered part of usual business operations. See "Adjusted EBITDA" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for further discussion of Adjusted EBITDA and a reconciliation to the most directly comparable GAAP measure, net income.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology's comprehensive knowledge of the waste business, its collection of waste management facilities combined and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America.

Prior to June 17, 2014, our operations consisted primarily of our six fixed facilities located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to treat and dispose of waste and from fees charged to perform various field and industrial services for our customers.

On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively "EQ"). EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America.

As a result of our acquisition of EQ, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. Under our new structure our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

  Environmental Services—This segment includes all of the legacy US Ecology operations and the legacy EQ treatment and disposal facilities. It provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

  Field & Industrial Services—This segment includes all of the field and industrial service business of the legacy EQ operation. It provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Prior to the acquisition of EQ, our operations were managed in two reportable segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facility segment represented disposal facilities accepting hazardous and radioactive waste while the Non-Operating Disposal Facility segment represented facilities not accepting hazardous and/or radioactive waste or formerly proposed new facilities. All operations of both the former Operating Disposal Facilities and the Non-Operating Disposal Facilities segment are now included in the Environmental Services segment. None of the Company's operations prior to the acquisition of EQ have been assigned to the Field & Industrial Services segment. Detailed financial information for our reportable segments can be found in Note 18 to the Consolidated Financial Statements under Item 8—Financial Statements and Supplementary Data of this Form 10-K.

We divide our Environmental Services segment customers into categories to better evaluate period-to-period changes in our treatment and disposal ("T&D") revenue based on service mix and type of business (recurring customer "Base Business" or waste clean-up project "Event Business"). Each of these categories is described in the table below, along with information on the percentage of total T&D revenues by category, for the years ended December 31, 2014 and 2013.

		% of T&D Revenue(1)(2) for the Years Ended December 31,
Customer Category	Description	2014	2013
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	48%	48%
Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both recurring Base and Event Business.	19%	17%
Private clean-up	Private sector clean-up project waste, typically Event Business.	17%	15%
Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	8%	10%
Government	Federal and State government waste, comprised of both Base and Event Business.	5%	6%
Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	3%	4%

(1)
Excludes all transportation service revenue

(2)
Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2014, approximately 41% of our T&D revenue, excluding EQ, was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

During 2014, Base Business revenue, excluding EQ, increased 5% compared to 2013. Base Business revenue was approximately 59% of total 2014 T&D revenue, down slightly from 62% in 2013. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as 75% of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue ("gross margin"), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned fleet of gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals. These Company-owned railcars also help us to win business during times of demand-driven railcar scarcity.

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

Our results of operations have been affected by certain significant events during the past three fiscal years including, but not limited to:

2014 Events

Acquisition of EQ Holdings, Inc.:    On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively "EQ"). EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America. The total purchase price was $460.9 million, net of cash acquired, and was funded through a combination of cash on hand and borrowings under a new $415.0 million term loan. The acquisition of EQ affects the comparability of 2014 with previous years, including as follows:

•
Revenue and operating income from the legacy EQ business for the period from June 17, 2014 to December 31, 2014 included in the Company's consolidated statements of operations for the year ended December 31, 2014 were $228.2 million and $18.5 million, respectively.

•
We incurred $6.4 million of business development expenses during the year ended December 31, 2014 in connection with the EQ acquisition primarily for due diligence and business integration purposes.

•
We recorded $252.9 million of intangible assets and $197.2 million of goodwill on our Consolidated Balance Sheet as a result of the acquisition. Acquired finite-lived intangibles will be amortized over their estimated useful life ranging from one to 45 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

2013 Events

Full year of Dynecol, Inc. Operations:    2013 included a full year of operating results for Dynecol, Inc. ("Dynecol"), which was acquired on May 31, 2012. 2012 includes only the seven months of operating results subsequent to the acquisition.

Public Common Stock Offering:    In December 2013, we sold and issued 2,990,000 shares of our common stock, including 390,000 shares pursuant to the underwriters' option to purchase additional shares, at a price of $34.00 per share. We received net proceeds of $96.4 million after deducting underwriting discounts, commissions and offering expenses. $30.0 million of the net proceeds were used to repay amounts outstanding under our former credit agreement with the remainder used for general corporate purposes.

2012 Events

Acquisition of Dynecol:    On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan, for a total purchase price of $10.8 million. The acquisition of Dynecol affects the comparability of 2012 with other years as follows:

•
Revenue and operating loss from Dynecol included in the Company's consolidated statements of operations for the seven months of ownership in 2012 were $6.7 million and $161,000, respectively.

•
We incurred $348,000 of business development expense in connection with the Dynecol acquisition primarily for due diligence and business integration purposes.

•
We recorded $1.9 million of intangible assets and $1.3 million of goodwill on the Consolidated Balance Sheet as a result of the acquisition. Finite-lived intangibles will be amortized over their estimated useful life ranging from 1 to 15 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

Results of Operations

Our operating results and percentage of revenues for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,						2014 vs. 2013		2013 vs. 2012
$s in thousands	2014	%	2013	%	2012	%	$ Change	% Change	$ Change	% Change
Revenue
Environmental Services	$311,778	70%	$201,126	100%	$169,138	100%	$110,652	55%	$31,988	19%
Field & Industrial Services	135,633	30%	—	0%	—	0%	135,633	100%	—	n/m

Total	447,411	100%	201,126	100%	169,138	100%	246,285	122%	31,988	19%

Gross Profit
Environmental Services	117,522	38%	78,986	39%	66,297	39%	38,536	49%	12,689	19%
Field & Industrial Services	28,264	21%	—	n/m	—	n/m	28,264	100%	—	n/m

Total	145,786	33%	78,986	39%	66,297	39%	66,800	85%	12,689	19%

Selling, General & Administrative Expenses
Environmental Services	19,422	6%	11,826	6%	11,567	7%	7,596	64%	259	2%
Field & Industrial Services	13,668	10%	—	n/m	—	n/m	13,668	100%	—	n/m
Corporate	40,246	n/m	14,229	n/m	14,092	n/m	26,017	183%	137	1%

Total	73,336	16%	26,055	13%	25,659	15%	47,281	181%	396	2%

Adjusted EBITDA
Environmental Services	115,214	37%	84,547	42%	71,556	42%	30,667	36%	12,991	18%
Field & Industrial Services	16,572	12%	—	n/m	—	n/m	16,572	100%	—	n/m
Corporate	(22,810)	n/m	(13,361)	n/m	(13,204)	n/m	(9,449)	71%	(157)	1%

Total	$108,976	24%	$71,186	35%	$58,352	34%	$37,790	53%	$12,834	22%

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest expense, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense, which are not considered part of usual business operations. The reconciliation of Adjusted EBITDA to Net Income for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
$s in thousands	2014	2013	2012	$ Change	% Change	$ Change	% Change
Adjusted EBITDA	$108,976	$71,186	$58,352	$37,790	53%	$12,834	22%
Income tax expense	(22,814)	(17,996)	(16,059)	(4,818)	27%	(1,937)	12%
Interest expense	(10,677)	(828)	(878)	(9,849)	1189%	50	–6%
Interest income	107	19	17	88	463%	2	12%
Foreign currency gain (loss)	(1,499)	(2,327)	1,213	828	–36%	(3,540)	–292%
Other income	669	352	728	317	90%	(376)	–52%
Depreciation and amortization of plant and equipment	(24,413)	(14,815)	(13,916)	(9,598)	65%	(899)	6%
Amortization of intangibles	(8,207)	(1,461)	(1,469)	(6,746)	462%	8	–1%
Stock-based compensation	(1,250)	(865)	(846)	(385)	45%	(19)	2%
Accretion and non-cash adjustment of closure and post-closure liabilities	(2,656)	(1,114)	(1,483)	(1,542)	138%	369	–25%

Net Income	$38,236	$32,151	$25,659	$6,085	19%	$6,492	25%

Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States ("GAAP") and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company's operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

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

2014 Compared to 2013

Revenue

Total revenue increased 122% to $447.4 million in 2014, compared with $201.1 million in 2013. The acquired EQ operations contributed $228.2 million of revenue subsequent to the acquisition on June 17,

2014. Excluding EQ operations, total revenue increased 9% to $219.2 million in 2014, compared with $201.1 million in 2013. Revenue from EQ is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

Environmental Services

Environmental Services segment revenue increased 55% to $311.8 million in 2014, compared to $201.1 million in 2013. The acquired EQ operations contributed $90.9 million of segment revenue subsequent to the acquisition of EQ on June 17, 2014. Excluding EQ operations, segment revenue increased 9% to $219.2 million in 2014, compared with $201.1 million in 2013. T&D revenue (excluding EQ) increased 9% in 2014 compared to 2013, primarily as a result of a 16% increase in project-based Event Business. Transportation service revenue (excluding EQ) increased 12% compared to 2013, reflecting more Event Business projects utilizing the Company's transportation and logistics services.

During 2014, we disposed of or processed 1.2 million tons of waste (excluding EQ), an increase of 12% compared to 1.1 million tons in 2013. Our average selling price for treatment and disposal services (excluding transportation and EQ) in 2014 was 2% lower than our average selling price in 2013.

T&D revenue from recurring Base Business customers increased 5% in 2014 compared to 2013 and comprised 59% of total T&D revenue. As discussed further below, the slight increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our broker, "other industry" and government Base Business customer categories, partially offset by lower T&D revenue from our refinery Base Business customer category. Event Business revenue increased 16% in 2014 compared to 2013 and was 41% of T&D revenue for 2013. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up, broker and "other industry" Event Business customer categories, partially offset by lower T&D revenue from our government and refinery Event Business customer categories.

The following table summarizes combined Base Business and Event Business revenue growth by customer category for 2014 as compared to 2013:

T&D Revenue Growth 2014 vs. 2013
Private clean-up	31%
Other industry	17%
Broker	8%
Rate regulated	1%
Government	–11%
Refinery	–13%

T&D revenue from private clean-up projects increased 31% in 2014 compared to 2013. This increase primarily reflects revenue from an East Coast clean-up project and other smaller remedial projects.

Revenues from our other industry customer category increased 17% in 2014 compared to 2013 primarily as a result of changes in shipments from this broadly diverse industrial customer category.

Our broker business increased 8% in 2014 compared to 2013 primarily as a result of changes in shipments across the broad range of government and industry waste generators directly served by multiple broker customers.

Rate-regulated business at our Richland, Washington LLRW disposal facility increased 1% in 2014 compared to 2013. Our Richland facility operates under a State-approved annual revenue requirement. The increases reflect the timing of revenue recognition for the rate-regulated portion of the business.

Government clean-up business revenue decreased 11% in 2014 compared to 2013 due to reduced shipments from the USACE and the completion of a military base clean-up project in 2013 that that was not replaced in 2014. T&D revenue from the USACE decreased approximately 19% in 2014 compared to 2013 due to project-specific timing at multiple USACE clean-up sites and federal spending reductions.

T&D revenue from our refinery customers decreased 13% in 2014 compared to 2013, primarily reflecting lower landfill disposal volumes.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. Field & Industrial Services segment revenue was $135.6 million for the period subsequent to the acquisition.

Gross Profit

Total gross profit increased 85% to $145.8 million in 2014, up from $79.0 million in 2013. The acquired EQ operations contributed $57.4 million of gross profit subsequent to the acquisition on June 17, 2014. Excluding EQ operations, total gross profit increased 12.0% to $88.4 million in 2014, compared with $79.0 million in 2013. Total gross margin in 2014 was 33%. Excluding EQ operations, total gross margin was 40%.

Environmental Services

Environmental Services segment gross profit increased 49% to $117.5 million in 2014, up from $79.0 million in 2013. The acquired EQ operations contributed $29.1 million of segment gross profit subsequent to the acquisition on June 17, 2014. Excluding EQ operations, segment gross profit increased 12.0% to $88.4 million in 2014, compared with $79.0 million in 2013. This increase primarily reflects higher treatment and disposal volumes in 2014 compared to 2013. Total segment gross margin in 2014 was 38%. Excluding EQ operations, total segment margin was 40%. T&D gross margin (excluding EQ) was 49% in 2014.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. Field & Industrial Services segment gross profit was $28.3 million and segment gross margin was 21% for the period subsequent to the acquisition.

Selling, General and Administrative Expenses ("SG&A")

Total SG&A increased 181% to $73.3 million in 2014, up from $26.1 million in 2013. The acquired EQ operations contributed $38.9 million of SG&A subsequent to the acquisition on June 17, 2014. Excluding EQ operations, total SG&A was $34.4 million, or 16% of total revenue in 2014, compared with $26.1 million, or 13% of total revenue in 2013.

Environmental Services

Environmental Services segment SG&A increased 64% to $19.4 million in 2014, up from $11.8 million in 2013. The acquired EQ operations contributed $7.6 million of segment SG&A subsequent to the acquisition on June 17, 2014. Excluding EQ operations, total segment SG&A was $11.8 million, or 5% of segment revenue in 2014, compared with $11.8 million, or 6% of segment revenue in 2013.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. Field & Industrial Services segment SG&A was $13.7 million, or 10% of segment revenue, for the period subsequent to the acquisition.

Corporate

Corporate SG&A increased 183% to $40.2 million in 2014, up from $14.2 million in 2013. The acquired EQ operations contributed $17.6 million of corporate SG&A subsequent to the acquisition on June 17, 2014. Excluding EQ operations, total corporate SG&A was $22.6 million, or 10% of total revenue in 2014, compared with $14.2 million, or 7% of total revenue in 2013. 2014 corporate SG&A includes $6.4 million of business development expenses related to the acquisition of EQ. The remaining increase primarily reflects higher labor costs, variable incentive compensation costs and other administrative expenses supporting increased business activity.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2014 was 37.4% compared to 35.9% in 2013. The increase reflects non-deductible business development expenses associated with the acquisition of EQ, partially offset by a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. During 2014 we reduced our unrecognized tax benefit by $480,000 due to the expiration of certain statutes of limitations, which had a favorable impact on our 2014 effective tax rate. As of December 31, 2014, we had approximately $1.3 million in federal net operating loss carry forwards ("NOLs") acquired from EQ. As of December 31, 2014, we had approximately $21.7 million in state NOLs for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business or where we do not expect to generate future taxable income. We consider it unlikely that we will utilize these NOLs in the future. Our gross state NOLs were decreased as a result of a change in various state laws impacting how NOLs are determined, which had no impact to our annual effective tax rate since these NOLs were entirely offset by the valuation allowance.

Interest expense

Interest expense was $10.7 million in 2014 compared with $828,000 in 2013. The increase is a result of higher debt levels and the related interest expense on borrowings under the Company's credit facility used to finance the acquisition of EQ.

Foreign currency gain (loss)

We recognized a $1.5 million non-cash foreign currency loss in 2014 compared with a $2.3 million non-cash foreign currency loss in 2013. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar ("CAD"). Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2014, we had $20.7 million of intercompany loans subject to currency revaluation.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $24.4 million in 2014, an increase of 65% compared to 2013. The acquired EQ operations contributed $9.0 million of depreciation and amortization expense subsequent to the acquisition on June 17, 2014. Excluding EQ operations, depreciation and amortization expense was $15.4 million in 2014, compared with $14.8 million in 2013.

Amortization of intangibles

Intangible assets amortization expense was $8.2 million in 2014, an increase of 462% compared to 2013. Excluding $6.8 million of intangible assets amortization expense on new intangible assets recorded as a result of the acquisition of EQ, intangible assets amortization expense was $1.4 million in 2014, compared with $1.5 million in 2013.

Stock-based compensation

Stock-based compensation expense increased 45% to $1.3 million in 2014, compared with $865,000 in 2013 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 138% to $2.7 million in 2014, compared with $1.1 million in 2013. The acquired EQ operations contributed $1.2 million of accretion and non-cash adjustment of closure and post-closure liabilities subsequent to the acquisition on June 17, 2014. Excluding EQ operations, accretion and non-cash adjustment of closure and post-closure liabilities was $1.5 million in 2014, compared with $1.1 million in 2013.

2013 Compared to 2012

All 2013 and 2012 financial results of the Company are now included in the Environmental Services segment. As such, the Field & Industrial Services segment is not applicable to the discussion of 2013 and 2012 financial results and is excluded from the explanations below.

Revenue

Environmental Services segment revenue increased 19% to $201.1 million in 2013, compared with $169.1 million in 2012. Dynecol, acquired on May 31, 2012, contributed $12.3 million of segment revenue in 2013 compared with $6.7 million of segment revenue during the seven months we owned the operation in 2012. Excluding Dynecol, segment revenue increased $26.5 million, or 16.0%, in 2013 compared to 2012. T&D revenue (excluding Dynecol) increased 11% in 2013 compared to 2012, primarily as a result of a 27% increase in project-based Event Business. Transportation service revenue (excluding Dynecol) increased 51% compared to 2012, reflecting more Event Business projects utilizing the Company's transportation and logistics services. Revenue from Dynecol is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

During 2013, we disposed of or processed 1.1 million tons of waste, an increase of 2% compared to 2012. Our average selling price for treatment and disposal services (excluding transportation) in 2013 was 11% higher than our average selling price in 2012, reflecting a more favorable service mix in 2013.

During 2013, T&D revenue from recurring Base Business customers increased 2% compared to 2012 and comprised 60% of total T&D revenue in 2013 compared with 65% of T&D revenue in 2012. As discussed further below, the slight increase in Base Business T&D revenue in 2013 compared to 2012 primarily reflects higher T&D revenue from our broker Base Business customer category, partially offset by lower T&D revenue from our "other industry" and refinery Base Business customer categories.

Event Business revenue increased 27% in 2013 compared to 2012 and comprised 40% of total T&D revenue in 2013 compared with 35% of total T&D revenue in 2012. As discussed further below, the increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our private clean-up and refinery Event Business customer categories, partially offset by lower T&D revenue from our government Event Business customer category.

The following table summarizes combined Base Business and Event Business revenue growth by customer category for 2013 as compared to 2012:

T&D Revenue Growth 2013 vs. 2012
Private clean-up	188%
Refinery	33%
Broker	5%
Rate regulated	3%
Other industry	–3%
Government	–45%

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

Gross Profit

Environmental Services segment gross profit increased 19% to $79.0 million in 2013, up from $66.3 million in 2012. This increase primarily reflects a higher average selling price in 2013 compared to 2012. Total segment gross margin was 39% in both 2013 and 2012. T&D gross margin was 48% in 2013, up from 46% in 2012, reflecting a more favorable service mix in 2013. The increase was also partially attributable to lower costs for chemical reagents used to treat waste prior to disposal in 2013 compared to 2012.

Selling, General and Administrative Expenses

Environmental Services

Environmental Services segment SG&A increased to $11.8 million, or 6% of total revenue, in 2013, compared with $11.6 million, or 8% of total revenue, in 2012. The dollar increase primarily reflects a full twelve months of SG&A expenses related to Dynecol operations in 2013 and higher labor expenses, partially offset by lower variable incentive compensation.

Corporate

Corporate SG&A increased to $14.2 million in 2013, compared with $14.1 million in 2012. The increase was primarily attributable to an increase in professional services fees, partially offset by lower business development expenses.

Components of Adjusted EBITDA

Income tax expense

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

Interest expense

Interest expense for 2013 was $828,000, down from $878,000 for 2012, primarily reflecting lower average debt levels in 2013.

Foreign currency gain (loss)

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At December 31, 2014, we had $23.0 million in cash and cash equivalents immediately available. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments of our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities.    In 2014, net cash provided by operating activities was $71.4 million. This primarily reflects net income of $38.2 million, non-cash depreciation, amortization and accretion of $35.3 million, unrealized foreign currency losses of $2.4 million, an increase in deferred revenue of $1.9 million and an increase in deferred income taxes of $2.0 million, partially offset by an increase in receivables of $4.4 million, a decrease in accounts payable and accrued liabilities of $2.9 million and an increase in income taxes receivable of $1.8 million. Impacts on net income are due to the factors discussed above under Results of Operations. Non-cash foreign currency losses reflect a weaker CAD relative to the USD in 2014. The increase in deferred revenue and receivables is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project. The changes in income taxes receivable are primarily attributable to the timing of income tax payments.

Days sales outstanding was 77 days as of December 31, 2014, compared to 62 days as of December 31, 2013. The increase in days sales outstanding is attributable to the increase in revenue from waste management services as a result of our acquisition of EQ on June 17, 2014. Due to the higher number of smaller customers, waste management services provided by our new Field & Industrial Services segment have a longer payment cycle than waste treatment and disposal services provided by our Environmental Services segment. Field & Industrial Services segment revenue comprised 30% of total revenue in 2014.

In 2013, net cash provided by operating activities was $49.6 million. This primarily reflects net income of $32.1 million, non-cash depreciation, amortization and accretion of $17.4 million, an increase in income taxes payable of $4.1 million, unrealized non-cash foreign currency losses of $2.8 million and share-based compensation expense of $865,000, partially offset by an increase in receivables of $10.4 million and a decrease in deferred income taxes of $2.6 million. Impacts on net income are due to the factors discussed above under Results of Operations. The increase in income taxes payable is primarily attributable to the timing of income tax payments. The non-cash foreign currency loss reflects a weaker CAD relative to the USD in 2013. The increase in receivables is primarily attributable to the timing of the treatment and disposal of waste associated with a large east coast clean-up project.

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

Investing Activities.    In 2014, net cash used in investing activities was $488.5 million, primarily related to the purchase of EQ for $460.9 million, net of cash acquired, and capital expenditures of $28.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

In 2013, net cash used in investing activities was $21.2 million, primarily attributable to capital expenditures of $21.4 million. Significant capital projects included the purchase of land for future expansion of our Robstown, Texas operation, construction of additional disposal capacity at our Grand View, Idaho, Beatty, Nevada and Blainville, Quebec, Canada locations, and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

In 2012, net cash used in investing activities was $26.3 million, primarily attributable to capital expenditures of $15.8 million and the acquisition of Dynecol for $10.7 million, net of cash acquired. Significant capital projects included construction of additional disposal capacity at our Grand View, Idaho and Blainville, Québec, Canada locations and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

Financing Activities.    During 2014, net cash provided by financing activities was $366.8 million, consisting primarily of $414.0 million of net proceeds from the Company's new term loan used to partially finance the acquisition of EQ, offset in part by $19.4 million of term loan repayments, $15.5 million of dividend payments to our stockholders and $14.0 million of deferred financing costs associated with the Company's new Credit Agreement.

During 2013, net cash provided by financing activities was $43.7 million, consisting primarily of $96.4 million of net proceeds received from our public common stock offering (discussed further below) and $2.5 million of proceeds from stock option exercises, partially offset by $45.0 million of net repayments under the Credit Agreement and $10.0 million of dividends paid to our stockholders.

During 2012, net cash used in financing activities was $11.2 million, consisting primarily of $16.4 million of dividends paid to our stockholders (including a one-time accelerated quarterly dividend payment in December 2012), partially offset by net borrowings under the Credit Agreement of $4.5 million incurred primarily to finance the Dynecol acquisition and fund working capital requirements.

Credit Facility

On June 17, 2014, in connection with the acquisition of EQ, the Company entered into a new $540.0 million senior secured credit agreement (the "Credit Agreement") with a syndicate of banks comprised of a $415.0 million term loan (the "Term Loan") with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the "Revolving Credit Facility") with a maturity date of June 17, 2019. Upon entering into the Credit Agreement, the Company terminated its existing credit agreement with Wells Fargo, dated October, 29, 2010, as amended (the "Former Agreement"). Immediately prior to the termination of the Former Agreement, there were no outstanding borrowings under the Former Agreement. No early termination penalties were incurred as a result of the termination of the Former Agreement.

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company's option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At December 31, 2014, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $250.0 million, or 63%, of the Term Loan principal outstanding as of December 31, 2014.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company's total leverage ratio as defined in the Credit

Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2014, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $89.1 million with $35.9 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

Except as set forth below, the Company may prepay the Term Loan or permanently reduce the Revolving Credit Facility commitment under the Credit Agreement at any time without premium or penalty (other than customary "breakage" costs with respect to the early termination of LIBOR loans). On or prior to six months after the closing of the Credit Agreement, if we prepay the initial term loans or amend the pricing terms of the initial term loans, in each case in connection with a reduction of the effective yield, we are required to pay a 1% prepayment premium (unless in connection with a change of control, sale or permitted acquisition). Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness. The Credit Agreement is also subject to mandatory annual prepayments commencing in December 2015 if our total leverage (defined as the ratio of our consolidated funded debt as of the last day of the applicable fiscal year to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the Credit Agreement and which takes into account certain adjustments) if our total leverage ratio is greater than 2.50 to 1.00, with step-downs to 0% if our total leverage ratio is equal to or less than 2.50 to 1.00.

Pursuant to (i) an unconditional guarantee agreement (the "Guarantee") and (ii) a collateral agreement (the "Collateral Agreement"), each entered into by the Company and its domestic subsidiaries on June 17, 2014 in connection with the Credit Agreement, the Company's obligations under the Credit Agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company's existing and certain future domestic subsidiaries and the Credit Agreement is secured by substantially all of the Company's and its domestic subsidiaries' assets except the Company's and its domestic subsidiaries' real property.

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

At December 31, 2014, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology's contractual obligations at December 31, 2014 mature as follows:

	Payments Due by Period
$s in thousands	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Closure and post-closure obligations(1)	$312,199	$5,406	$11,854	$6,446	$288,493
Operating lease commitments	17,697	5,658	8,682	3,295	62
Credit agreement obligations(2)	395,616	3,976	7,952	7,952	375,736
Interest expense(3)	109,908	18,186	35,073	33,341	23,308

Total contractual obligations	$835,420	$33,226	$63,561	$51,034	$687,599

(1)
For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2)
The Term Loan portion of the Credit Agreement with Wells Fargo matures on June 17, 2021 and is subject to amortization in equal quarterly installments in an aggregate annual amount of $4.0 million beginning March 31, 2015.

(3)
Interest expense has been calculated using the effective interest rate of 3.75% in effect at December 31, 2014 on the unhedged variable rate portion of the outstanding principal and 5.17% on the fixed rate hedged portion of the outstanding principal beginning December 31, 2014, the effective date of the Company's interest rate swap agreement with Wells Fargo. The interest expense calculation reflects assumed principal reductions consistent with the disclosures in footnote (2) above.

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

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $312.2 million at December 31, 2014, with a median payment year of 2060. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations, permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2014. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2014, our weighted-average credit-adjusted risk-free interest rate was 5.9%. For financial reporting purposes, our recorded closure and post-closure obligations were $72.9 million and $17.5 million as of December 31, 2014 and 2013, respectively.

Through December 31, 2014, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

US Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our U.S. operating facilities through the use of third-party insurance policies, surety bonds and standby letters of credit. Insurance policies covering our closure and post-closure obligations expire in December 2015. Our total policy limits are approximately $45.5 million. At December 31, 2014 our trust accounts had $4.1 million for our closure and post-closure obligations and are identified as Restricted cash and investments on our consolidated balance sheet.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the state. Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post-closure obligations.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2014 we had $779,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November 2014 and expire November 2015. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Seasonal Effects

Seasonal fluctuations due to weather and budgetary cycles can influence the timing of customer spending for our services. Typically, in the first quarter of each calendar year there is less demand for our services due to reduced construction and business activities related to weather while we experience improvement in our second and third quarters of each calendar year as weather conditions and other business activity improves.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates included in our critical accounting policies discussed below and those accounting policies and use of estimates discussed in Notes 2 and 3 to the Consolidated Financial Statements. We base our estimates on historical experience and on various assumptions and other factors we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We make adjustments to judgments and estimates based on current facts and circumstances on an ongoing basis. Historically, actual results have not deviated significantly from those determined using the estimates described below or in Notes 2 and 3 to the Consolidated Financial Statements located in Item 8—Financial Statements and Supplementary Data to this Form 10-K. However, actual amounts could differ materially from those estimated at the time the consolidated financial statements are prepared.

We believe the following critical accounting policies are important to understand our financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste treatment, recycling and disposal, 2) field and industrial waste management services and 3) waste transportation services.

Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal or recycling of specified wastes. Waste treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and is recognized when services are complete.

Field and industrial waste management services revenue results primarily from specialty onsite services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical plants, utilities, pulp and paper mills, automotive and other government, commercial and industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

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

The closure liability (obligation) represents the present value of current cost estimates to close, maintain and monitor disposal cells and support facilities. Cost estimates are developed using input from our technical and accounting personnel as well as independent engineers and our interpretation of current requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then accrete the current cost estimate by an inflation rate, estimated at December 31, 2014 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2014 approximated 5.9%. Final closure and post-closure monitoring obligations are currently estimated as being paid through the year 2105. During 2014, we updated several assumptions. This included the estimated cost of closing disposal cells. These updates resulted in a net increase to our closure post-closure obligation of $7.2 million, comprised of an increase of $7.2 million in retirement assets and $77,000 recorded as a charge to other direct costs.

Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor disposal cells and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $15.2 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $7.4 million.

Goodwill and Intangible Assets

As of December 31, 2014, the Company's goodwill balance was $217.2 million. We assess goodwill for impairment during the fourth quarter of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or operating losses at the reporting unit. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill.

We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and / or qualitative factors. At December 31, 2014, we had 17 reporting units, eight of which had allocated goodwill.

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

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2014 indicated no goodwill impairment charges were required for any of our reporting units.

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

No events or circumstances occurred during 2014 that would indicate that our intangible assets may be impaired, therefore no impairment tests were performed during 2014 other than the annual assessment of intangible assets with indefinite useful lives conducted in the fourth quarter of every year. The result of the annual assessment undertaken in the fourth quarter of 2014 indicated no impairment of our intangible assets with indefinite useful lives.

Share Based Payments

The Company's Board of Directors grants options to purchase our common stock to certain directors and employees under approved stock option plans. As of December 31, 2014 we have options outstanding under two stock option plans, the 1992 Stock Option Plan for Employees ("1992 Employee Plan") and the 2008 Stock Option Incentive Plan ("2008 Stock Option Plan"). In April 2013, the 1992 Employee Plan expired and was cancelled except for options then outstanding. The Company's Board of Directors has also granted restricted stock awards to certain directors and employees under the Amended and Restated 2005 Non-Employee Director Compensation Plan and the 2006 Restricted Stock Plan.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 16 to the Consolidated Financial Statements located in Item 8—Financial Statements and Supplementary Data to this Form 10-K for a summary of the assumptions utilized in 2014, 2013 and 2012. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach whereby we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires our judgment and the use of estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2014, we have deferred tax assets totaling approximately $20.2 million, a valuation allowance of $2.7 million and deferred tax liabilities totaling approximately $120.6 million.

The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. A liability for uncertain tax positions is recorded in our financial statements on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax position taken will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. As facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. Changes in our assumptions and judgments can materially affect our financial position, results of operations and cash flows. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of selling, general and administrative expenses.

Litigation

We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2014, we did not have any ongoing, pending or threatened legal action that management believes, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2014, $5.7 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement. Under the Credit Agreement, Term Loan borrowings incur interest at a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin. Revolving loans under the Revolving Credit Facility are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. On October 29, 2014, the Company entered into an interest rate swap agreement with Wells Fargo with the intention of hedging the Company's interest rate exposure on a portion of the Company's outstanding LIBOR-based variable rate debt. Under the terms of the swap, effective December 31, 2014, the Company will pay to Wells Fargo interest at the fixed effective rate of 5.17% and will receive from Wells Fargo interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of December 31, 2014, there were $395.6 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we would be subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $395.6 million under our Credit Agreement at December 31, 2014 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $636,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During 2014, Stablex transacted approximately 62% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2014, we had $20.7 million of intercompany loans outstanding between Stablex and US Ecology. During 2014 the CAD weakened as compared to the USD resulting in a $1.5 million non-cash foreign currency translation loss recognized in the Company's Consolidated Statement of Operations related to the intercompany loans. Based on intercompany balances as of December 31, 2014 a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2014 would have generated a non-cash gain or loss of approximately $207,000 for the year ended December 31, 2014.

We had a total pre-tax foreign currency loss of $1.5 million for the year ended December 31, 2014. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company's risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

As described in Management's Annual Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively, "EQ"), which was acquired on June 17, 2014 and whose financial statements constitute approximately 73% of total assets, and 51% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audits did not include the internal control over financial reporting at EQ.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Ecology, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
March 2, 2015

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$22,971	$73,940
Receivables, net	135,261	43,636
Prepaid expenses and other current assets	11,984	3,612
Income taxes receivable	6,181	—
Deferred income taxes	2,813	1,340

Total current assets	179,210	122,528
Property and equipment, net	227,684	114,859
Restricted cash and investments	5,729	4,097
Intangible assets, net	278,667	36,832
Goodwill	217,172	21,693
Other assets	11,308	547
Deferred income taxes	85	—

Total assets	$919,855	$300,556

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable	$24,513	$7,277
Deferred revenue	13,190	8,870
Accrued liabilities	35,524	8,691
Accrued salaries and benefits	13,322	6,957
Income taxes payable	4,124	4,428
Current portion of closure and post-closure obligations	5,359	949
Current portion of long-term debt	3,828	—

Total current liabilities	99,860	37,172
Long-term closure and post-closure obligations	67,511	16,519
Long-term debt	390,825	—
Other long-term liabilities	4,336	69
Unrecognized tax benefits	—	480
Deferred income taxes	105,986	14,778

Total liabilities	668,518	69,018
Commitments and contingencies
Stockholders' Equity:
Common stock $0.01 par value, 50,000 authorized; 21,632 and 21,538 shares issued, respectively	216	215
Additional paid-in capital	165,524	162,830
Retained earnings	93,301	70,597
Treasury stock, at cost, 1 and 19 shares, respectively	(18)	(319)
Accumulated other comprehensive loss	(7,686)	(1,785)

Total stockholders' equity	251,337	231,538

Total liabilities and stockholders' equity	$919,855	$300,556

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenue	$447,411	$201,126	$169,138
Direct operating costs	301,625	122,140	102,841

Gross profit	145,786	78,986	66,297
Selling, general and administrative expenses	73,336	26,055	25,659

Operating income	72,450	52,931	40,638
Other income (expense):
Interest income	107	19	17
Interest expense	(10,677)	(828)	(878)
Foreign currency gain (loss)	(1,499)	(2,327)	1,213
Other	669	352	728

Total other income (expense)	(11,400)	(2,784)	1,080
Income before income taxes	61,050	50,147	41,718
Income tax expense	22,814	17,996	16,059

Net income	$38,236	$32,151	$25,659

Earnings per share:
Basic	$1.78	$1.73	$1.41
Diluted	$1.77	$1.72	$1.40
Shares used in earnings per share calculation:
Basic	21,537	18,592	18,238
Diluted	21,655	18,676	18,281

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$38,236	$32,151	$25,659
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,863)	(2,413)	745
Unrealized loss on interest rate hedge, net of taxes of $1,098	(2,038)	—	—

Comprehensive income, net of tax	$32,335	$29,738	$26,404

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$38,236	$32,151	$25,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,413	14,815	13,916
Amortization of intangible assets	8,207	1,461	1,469
Accretion of closure and post-closure obligations	2,656	1,241	1,367
Unrealized foreign currency loss (gain)	2,427	2,789	(1,400)
Deferred income taxes	2,035	(2,637)	(711)
Share-based compensation expense	1,250	865	846
Unrecognized tax benefits	(480)	13	13
Net loss on sale of property and equipment	421	170	13
Amortization of debt discount	74	—	—
Changes in assets and liabilities (net of effect of business acquisitions):
Receivables	(4,400)	(10,408)	(1,850)
Income taxes receivable	(1,798)	—	187
Other assets	116	(403)	(677)
Accounts payable and accrued liabilities	(2,878)	1,673	(2,172)
Deferred revenue	1,890	5,197	(50)
Accrued salaries and benefits	771	(424)	1,929
Income taxes payable	(389)	4,091	(1,083)
Closure and post-closure obligations	(1,182)	(955)	(2,282)

Net cash provided by operating activities	71,369	49,639	35,174
Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(460,874)	—	(10,743)
Purchases of property and equipment	(28,434)	(21,373)	(15,766)
Purchases of restricted cash and investments	(1,060)	(5,249)	—
Proceeds from sale of restricted cash and investments	1,023	5,263	5
Proceeds from sale of short term investments	654	—	—
Proceeds from sale of property and equipment	201	168	198

Net cash used in investing activities	(488,490)	(21,191)	(26,306)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	413,962	9,500	26,000
Payments on long-term debt	(19,384)	(54,500)	(21,500)
Dividends paid	(15,532)	(9,978)	(16,432)
Deferred financing costs paid	(14,001)	(235)	—
Proceeds from exercise of stock options	1,542	2,461	1,035
Proceeds from public offering (net of issuance costs of $5,229)	—	96,431	—
Other	206	(1)	(303)

Net cash provided by (used in) financing activities	366,793	43,678	(11,200)
Effect of foreign exchange rate changes on cash	(641)	(306)	163
Increase (decrease) in cash and cash equivalents	(50,969)	71,820	(2,169)
Cash and cash equivalents at beginning of year	73,940	2,120	4,289

Cash and cash equivalents at end of year	$22,971	$73,940	$2,120

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	18,320,214	$183	$62,455	$39,197	$(1,555)	$(117)	$100,163
Net income	—	—	—	25,659	—	—	25,659
Other comprehensive income	—	—	—	—	—	745	745
Dividend paid	—	—	—	(16,432)	—	—	(16,432)
Tax benefit of equity based awards	—	—	6	—	—	—	6
Share-based compensation	—	—	846	—	—	—	846
Stock option exercises	65,048	1	1,034	—	—	—	1,035
Issuance of restricted common stock from treasury shares	—	—	(372)	—	372	—	—

Balance at December 31, 2012	18,385,262	184	63,969	48,424	(1,183)	628	112,022
Net income	—	—	—	32,151	—	—	32,151
Other comprehensive loss	—	—	—	—	—	(2,413)	(2,413)
Dividend paid	—	—	—	(9,978)	—	—	(9,978)
Tax benefit of equity based awards	—	—	318	—	—	—	318
Share-based compensation	—	—	865	—	—	—	865
Stock option exercises	162,314	1	2,140	—	—	—	2,141
Issuance of restricted common stock from treasury shares	—	—	(864)	—	864	—	—
Issuance of common stock in connection with public offering (net of issuance costs of $5,229)	2,990,000	30	96,402	—	—	—	96,432

Balance at December 31, 2013	21,537,576	215	162,830	70,597	(319)	(1,785)	231,538
Net income	—	—	—	38,236	—	—	38,236
Other comprehensive loss	—	—	—	—	—	(5,901)	(5,901)
Dividend paid	—	—	—	(15,532)	—	—	(15,532)
Tax benefit of equity based awards	—	—	667	—	—	—	667
Share-based compensation	—	—	1,250	—	—	—	1,250
Stock option exercises	93,621	1	1,264	—	—	—	1,265
Repurchase of common stock: 4,860 shares	—	—	—	—	(186)	—	(186)
Issuance of restricted common stock	1,246	—	—	—	—	—	—
Issuance of restricted common stock from treasury shares	—	—	(487)	—	487	—	—

Balance at December 31, 2014	21,632,443	$216	$165,524	$93,301	$(18)	$(7,686)	$251,337

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

US Ecology, Inc. was most recently incorporated as a Delaware corporation in May 1987 as American Ecology Corporation. On February 22, 2010 the Company changed its name from American Ecology Corporation to US Ecology, Inc. US Ecology, Inc., through its subsidiaries, is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. Headquartered in Boise, Idaho, with operations in the United States, Canada and Mexico, US Ecology, Inc. has been protecting the environment since 1952. Throughout these financial statements words such as "we," "us," "our," "US Ecology" and the "Company" refer to US Ecology, Inc. and its subsidiaries.

On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively "EQ"). The acquisition of EQ significantly expanded the Company's service offerings, specifically in the areas of field and industrial services. As such, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. Under our new structure, our operations are managed in two reportable segments reflecting our internal reporting structure and nature of services offered: Environmental Services and Field & Industrial Services.

Our Environmental Services segment provides a broad range of hazardous material management services including the transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

Our Field & Industrial Services segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day storage facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash and Investments

Restricted cash and investments of $5.7 million and $4.1 million at December 31, 2014 and 2013, respectively, represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery and disposal have occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. We recognize revenue from three primary sources: 1) waste treatment, recycling and disposal, 2) field and industrial waste management services and 3) waste transportation services.

Waste treatment and disposal revenue results primarily from fees charged to customers for treatment and/or disposal or recycling of specified wastes. Waste treatment and disposal revenue is generally charged on a per-ton or per-yard basis based on contracted prices and is recognized when services are complete.

Field and industrial waste management services revenue results primarily from specialty onsite services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical plants, utilities, pulp and paper mills, automotive and other government, commercial and industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

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

Unbilled Receivables

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2014, were billed in the following month.

Deferred Revenue

Revenue from waste that has been received but not yet treated or disposed or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $12.2 million, $5.5 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We have material financial commitments for closure and post-closure obligations for certain facilities we own or operate. We estimate future cost requirements for closure and post-closure monitoring based on RCRA and conforming state requirements and facility permits. RCRA requires that companies provide the

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

responsible regulatory agency acceptable financial assurance for closure work and subsequent post-closure monitoring of each facility for 30 years following closure. Estimates for final closure and post-closure costs are developed using input from our technical and accounting managers as well as independent engineers and are reviewed by management at least annually. These estimates involve projections of costs that will be incurred after the disposal facility ceases operations, through the required post-closure care period. The present value of the estimated closure and post-closure costs are accreted using the interest method of allocation to direct costs in our consolidated statements of operations so that 100% of the future cost has been incurred at the time of payment.

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

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is assessed for impairment annually in the fourth quarter and also if an event occurs or circumstances change that may indicate a possible impairment. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made. Goodwill was recognized in connection with our acquisitions of EQ in 2014, US Ecology Michigan, Inc. in 2012 and Stablex in 2010.

Intangible Assets

Intangible assets are stated at the fair value assigned in a business combination net of amortization. We amortize our finite-lived intangible assets using the straight-line method over their estimated economic lives ranging from 1 to 45 years. We review intangible assets with indefinite useful lives for impairment during the fourth quarter of each year. We also review both indefinite-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

Deferred financing costs are amortized over the life of our Credit Agreement. Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations. We had deferred financing costs of $12.9 million and $270,000, net of amortization in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Derivative Instruments

In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. The interest rate swap has an effective date of December 31, 2014 in an initial notional amount of $250.0 million. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. A liability for

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

uncertain tax positions is recorded in our consolidated financial statements on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax position taken will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. As facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. Our tax returns are subject to audit by the Internal Revenue Service ("IRS"), various states in the U.S. and the Canadian Revenue Agency.

Insurance

Accrued costs for our self-insured health care coverage were $2.1 million and $493,000 at December 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

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

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements. As it relates to estimates and assumptions in amortization rates and environmental obligations, significant engineering, operations and accounting judgments are required. We review these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions will not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in applicable regulations, changes in future operational plans and inherent imprecision associated with estimating environmental impacts far into the future.

NOTE 4. BUSINESS COMBINATIONS

EQ Holdings, Inc.

On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively "EQ"). EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America. The total purchase price was $460.9 million, net of cash acquired, and was funded through a combination of cash on hand and borrowings under a new $415.0 million term loan.

We have recognized the assets and liabilities of EQ based on our preliminary estimates of their acquisition date fair values. The preliminary purchase price allocations are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date. The following table summarizes the consideration paid for EQ and the preliminary fair value estimates of assets acquired and liabilities assumed recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of September 30, 2014:

	Purchase Price Allocation
$s in thousands	September 30, 2014	Adjustments	December 31, 2014
Current assets	$113,199	$(1,217)	$111,982
Property and equipment	103,532	(1,989)	101,543
Identifiable intangible assets	250,900	1,974	252,874
Current liabilities	(57,438)	(147)	(57,585)
Other liabilities	(131,159)	(8,172)	(139,331)

Total identifiable net assets	279,034	(9,551)	269,483
Goodwill	192,633	4,530	197,163

Total purchase price	$471,667	$(5,021)	$466,646

Purchase price allocation adjustments relate primarily to a post-closing purchase price adjustment based on working capital requirements and the receipt of additional information regarding the fair values of property and equipment, intangible assets, accounts payable and accrued expenses, closure and post-closure obligations, deferred income taxes and residual goodwill.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. BUSINESS COMBINATIONS (Continued)

Goodwill of $197.2 million arising from the acquisition is the result of several factors. EQ has an assembled workforce that serves the U.S. industrial market utilizing state-of-the-art technology to treat a wide range of industrial and hazardous waste. The acquisition of EQ increases our geographic base providing a coast-to-coast presence and an expanded service platform to better serve key North American hazardous waste markets. In addition, the acquisition of EQ provides us with an opportunity to compete for additional waste clean-up project work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. $132.1 million of the goodwill recognized was allocated to reporting units in our Environmental Services segment and $65.1 million of the goodwill recognized was allocated to reporting units in our Field & Industrial Services segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The preliminary fair value of identifiable intangible assets related to the acquisition of EQ by major intangible asset class and corresponding weighted average amortization period are as follows:

$s in thousands	Fair Value	Weighted Average Amortization Period (Years)
Customer relationships	$98,400	15
Permits and licenses	89,600	45
Permits and licenses, nonamortizing	49,000	—
Tradename	5,481	3
Customer backlog	4,600	10
Developed software	3,443	9
Non-compete agreements	900	1
Internet domain and website	869	19
Database	581	15

Total identifiable intangible assets	$252,874

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

$s in thousands, except per share amounts	2014	2013
	(unaudited)
Pro forma combined:
Revenue	$615,264	$539,760
Net income	$37,347	$29,606
Earnings per share
Basic	$1.73	$1.59
Diluted	$1.72	$1.59

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. BUSINESS COMBINATIONS (Continued)

The amounts of revenue and operating income from EQ included in the Company's consolidated statements of operations for the year ended December 31, 2014 were $228.2 million and $18.5 million, respectively. Acquisition-related costs of $6.4 million are included in Selling, general and administrative expenses in the Company's consolidated statements of operations for the year ended December 31, 2014.

Dynecol, Inc.

On May 31, 2012, the Company acquired 100% of the outstanding shares of Dynecol, Inc. ("Dynecol"), a chemical and industrial byproducts treatment and reuse facility located in Detroit, Michigan. The total purchase price was $10.8 million in cash.

Consideration paid for Dynecol and the fair value of assets acquired and liabilities assumed at the acquisition date was as follows:

$s in thousands	2012
Current assets	$2,214
Property and equipment	6,552
Identifiable intangible assets	1,940
Current liabilities	(1,268)

Total identifiable net assets	9,438
Goodwill	1,327

Total purchase price	$10,765

Goodwill of $1.3 million arising from the acquisition is the result of several factors. Dynecol has a talented assembled workforce of approximately 40 employees principally serving the Mid-Western and Eastern United States and Ontario, Canada industrial markets for nearly 40 years. The acquisition strengthens our presence in key midwestern and Eastern United States and certain Canadian markets. In addition, Dynecol provides us with an opportunity to win more Event Business (as defined below) work; increase services to existing customers including national accounts; expand our transportation and logistics services; and attract new customers. Management also believes that the acquisition produces synergies in combination with our Stablex facility. All of the goodwill recognized was assigned to our Environmental Services segment and is expected to be deductible for income tax purposes over a fifteen-year amortization period.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. BUSINESS COMBINATIONS (Continued)

operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

$s in thousands, except per share amounts	2012
(unaudited)
Pro forma combined:
Revenue	$174,639
Net income	$25,513
Earnings per share
Basic	$1.40
Diluted	$1.40

The amounts of revenue and operating loss from Dynecol included in the Company's consolidated statements of operations for the year ended December 31, 2012 were $6.7 million and $161,000, respectively. Acquisition-related costs of $348,000 were included in Selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2012.

NOTE 5. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2014	2013	2012
Income taxes and interest paid:
Income taxes paid, net of receipts	$22,754	$16,226	$17,676
Interest paid	9,298	703	791
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	7,157	886	921
Capital expenditures in accounts payable	6,101	1,561	762
Restricted stock issuances from treasury shares	487	864	372

The Company acquired EQ on June 17, 2014 for $466.6 million. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was as follows:

$s in thousands	Purchase Price Allocation
Assets acquired	$466,399
Liabilities assumed	(196,916)

Total identifiable net assets	269,483
Goodwill	197,163

Total purchase price	$466,646

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

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

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable and accrued liabilities, debt and interest rate swap agreements. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. The fair value of the Company's debt approximated its carrying amount as of December 31, 2014.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE MEASUREMENTS (Continued)

The Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 consisted of the following:

	2014
$s in thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets:
Fixed-income securities(1)	$400	$3,590	$—	$3,990
Money market funds(2)	$1,739	$—	$—	$1,739

Total	$2,139	$3,590	$—	$5,729

Liabilities:
Interest rate swap agreement(3)	$—	$3,136	$—	$3,136

Total	$—	$3,136	$—	$3,136

	2013
$s in thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets:
Fixed-income securities(1)	$399	$3,607	$—	$4,006
Money market funds(2)	$91	$—	$—	$91

Total	$490	$3,607	$—	$4,097

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

(3)
In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 in an initial notional amount of $250.0 million. The fair value of interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company's consolidated balance sheet as of December 31, 2014.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. CONCENTRATIONS AND CREDIT RISK

Major Customers

Revenue from a single customer accounted for approximately 10% of total revenue for the year ended December 31, 2014. No customer accounted for more than 10% of total revenue for the years ended December 31, 2013 or 2012.

No customer accounted for more than 10% of total trade receivables as of December 31, 2014. Receivables from a single customer accounted for approximately 16% of total trade receivables as of December 31, 2013.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions like Wells Fargo Bank, National Association ("Wells Fargo") and Comerica, Inc. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

Labor Concentrations

As of December 31, 2014, 11 employees at our Richland, Washington facility were represented by the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE); 104 employees at our Blainville, Québec, Canada facility were represented by the Communications, Energy and Paperworkers Union of Canada; and 296 employees of the acquired EQ workforce were represented by the Local 324 Operating Engineers Union. As of December 31, 2014, our 1,401 other employees did not belong to a union.

NOTE 8. RECEIVABLES

Receivables as of December 31, 2014 and 2013 consisted of the following:

$s in thousands	2014	2013
Trade	$116,218	$42,055
Unbilled revenue	17,857	1,296
Other	1,890	810

Total receivables	135,965	44,161
Allowance for doubtful accounts	(704)	(525)

Receivables, net	$135,261	$43,636

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. RECEIVABLES (Continued)

allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2014, 2013 and 2012 was as follows:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Adjustments	Balance at End of Period
Year ended December 31, 2014	$525	$1,391	$(1,211)	$(1)	$704
Year ended December 31, 2013	$468	$138	$(70)	$(11)	$525
Year ended December 31, 2012	$311	$137	$17	$3	$468

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consisted of the following:

$s in thousands	2014	2013
Cell development costs	$120,878	$77,348
Land and improvements	33,002	18,073
Buildings and improvements	74,518	59,101
Railcars	17,375	17,375
Vehicles and other equipment	98,877	42,859
Construction in progress	10,831	6,784

Total property and equipment	355,481	221,540
Accumulated depreciation and amortization	(127,797)	(106,681)

Property and equipment, net	$227,684	$114,859

Depreciation and amortization expense was $24.4 million, $14.8 million and $13.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 2014, were the result of our acquisitions of EQ in 2014, Dynecol in 2012 and Stablex in 2010. $152.1 million of the goodwill has been assigned to reporting units in our Environmental Services segment and $65.1 million of the goodwill has been assigned to reporting units in our Field & Industrial Services segment. Changes in goodwill for the years ended December 31, 2014 and 2013 were as follows:

$s in thousands	2014	2013
Balance, beginning of year	$21,693	$23,105
EQ acquisition	197,163	—
Foreign currency translation	(1,684)	(1,412)

Balance, end of year	$217,172	$21,693

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets as of December 31, 2014 and 2013 consisted of the following:

	2014			2013
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$113,693	$(4,427)	$109,266	$26,264	$(2,536)	$23,728
Customer relationships	103,086	(4,488)	98,598	5,005	(731)	4,274
Technology—formulae and processes	7,844	(1,009)	6,835	8,551	(826)	7,725
Customer backlog	4,600	(246)	4,354	—	—	—
Tradename	5,481	(979)	4,502	—	—	—
Developed software	3,745	(428)	3,317	329	(185)	144
Non-compete agreements	920	(462)	458	20	(20)	—
Internet domain and website	869	(24)	845	—	—	—
Database	667	(72)	595	94	(43)	51

Total amortizing intangible assets	240,905	(12,135)	228,770	40,263	(4,341)	35,922
Nonamortizing intangible assets:
Permits and licenses	49,750	—	49,750	750	—	750
Tradename	147	—	147	160	—	160

Total intangible assets	$290,802	$(12,135)	$278,667	$41,173	$(4,341)	$36,832

At December 31, 2014, the net carrying amounts of goodwill and intangible assets include preliminary estimates of $197.2 million and $252.9 million, respectively, as a result of our acquisition of EQ.

Amortization expense of amortizing intangible assets was $8.2 million, $1.5 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future amortization expense of amortizing intangible assets is expected to be as follows:

$s in thousands	Expected Amortization
2015	$13,226
2016	12,545
2017	11,562
2018	10,689
2019	10,689
Thereafter	170,059

$228,770

NOTE 11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan ("the Plan") for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees in the United States. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)

contribution equal to 55% of participant contributions up to 6% of compensation. The Company contributed matching contributions to the Plan of $521,000, $436,000 and $364,000 in 2014, 2013 and 2012, respectively.

During 2014, EQ sponsored a defined contribution 401(k) plan for its nonunion employees. The plan allowed all eligible employees to make elective pretax contributions in an amount not to exceed limits established by the Internal Revenue Service. Additionally, EQ made matching contributions to the plan on behalf of the employee in the amount of 50% of the employee's elected contributions, not to exceed 3% of the employee's compensation. The Company contributed matching contributions to this plan of $649,000, for the post-acquisition period from June 17, 2014 through December 31, 2014. Effective January 1, 2015, the EQ defined contribution 401(k) plan was discontinued and all eligible employees were transitioned to the US Ecology, Inc., 401(k) Savings and Retirement Plan.

We also maintain the Stablex Canada Inc. Simplified Pension Plan ("the SPP"). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Participants receive a company contribution equal to 5% of their annual salary. The Company contributed $510,000, $415,000 and $365,000 to the SPP in 2014, 2013 and 2012, respectively.

Multi-Employer Defined Benefit Pension Plans

Certain of the Company's wholly-owned subsidiaries acquired in connection with the acquisition of EQ on June 17, 2014 participate in seven multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries' union employees. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on stipulated rates per hours worked. Benefits under these plans are generally based on compensation levels and years of service.

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

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

			Pension Protection Act Certified Zone Status
	Plan Employer ID Number	Plan Number
Name of Plan			2014	2013
Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)

During the post-acquisition period from June 17, 2014 to December 31, 2014, the Company contributed $530,000 to the Operating Engineers Local 324 Pension Fund and $407,000 to other multi-employer plans not individually significant.

Based on information as of April 30, 2014 and 2013, the year end of the Operating Engineers Local 324 Pension Fund (the "Local 324 Plan"), the Company's contributions made to the Local 324 Plan represented less than 5% of total contributions received by the Local 324 Plan during the 2014 and 2013 plan years.

The certified zone status in the table above is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded; plans in the yellow zone are less than 80% funded; and plans in the green zone are at least 80% funded. The certified zone status is as of the Local 324 Plan's year end of April 30, 2014 and 2013.

A financial improvement or rehabilitation plan, as defined under ERISA, was adopted by the Local 324 Plan on March 17, 2011 and the Rehabilitation Period began May 1, 2013.

As of December 31, 2014, 296 employees were employed under union collective bargaining agreements with the Local 324 Operating Engineers union. On September 30, 2014, a collective bargaining agreement covering 113 employees at the Taylor, MI facility expired without being renewed, although renewal negotiations are ongoing. The remaining collective bargaining agreements expire on November 30, 2015, and April 30, 2017.

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The States of Nevada and Washington and the Provence of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We also maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2014 we had $779,000 in commercial surety bonds dedicated for closure obligations.

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

estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2014. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2014 approximated 5.9%. We perform periodic reviews of both non-operating and operating sites and revise the accruals as necessary.

Changes to reported closure and post-closure obligations for the years ended December 31, 2014 and 2013, were as follows:

$s in thousands	2014	2013
Closure and post-closure obligations, beginning of year	$17,468	$17,362
Liabilities assumed in EQ acquisition	47,190	—
Accretion expense	2,656	1,241
Payments	(1,443)	(1,715)
Adjustments	7,157	760
Foreign currency translation	(158)	(180)

Closure and post-closure obligations, end of year	72,870	17,468
Less current portion	(5,359)	(949)

Long-term portion	$67,511	$16,519

The adjustment to the obligation is a change in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2014 were: (1) a $7.2 million increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure costs for newly constructed disposal cells, partially offset by (2) a $77,000 decrease in obligations for our non-operating facilities due to changes in estimated post-closure costs. The adjustments in 2013 were: (1) an $848,000 increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure costs for newly constructed disposal cells, partially offset by (2) an $88,000 decrease in obligations for our non-operating facilities due to changes in estimated post-closure costs.

Changes in the reported closure and post-closure asset, recorded as a component of Property and equipment, net, in the consolidated balance sheet, for the years ended December 31, 2014 and 2013 were as follows:

$s in thousands	2014	2013
Net closure and post-closure asset, beginning of year	$1,832	$1,629
Asset acquired in EQ acquisition	16,555	—
Additions or adjustments to closure and post-closure asset	7,157	886
Amortization of closure and post-closure asset	(683)	(552)
Foreign currency translation	(210)	(131)

Net closure and post-closure asset, end of year	$24,651	$1,832

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. DEBT

Long-term debt consisted of the following:

$s in thousands	December 31, 2014	December 31, 2013
Term loan	$395,616	$—
Net discount on term loan	$(963)	—

Total debt	394,653	—
Current portion of long-term debt	(3,828)	—

Long-term debt	$390,825	$—

Future maturities of long-term debt, excluding the net discount, as of December 31, 2014 consist of the following:

$s in thousands	Maturities
2015	$3,976
2016	3,976
2017	3,976
2018	3,976
2019	3,976
Thereafter	375,736

$395,616

On June 17, 2014, in connection with the acquisition of EQ, the Company entered into a new $540.0 million senior secured credit agreement (the "Credit Agreement") with a syndicate of banks comprised of a $415.0 million term loan (the "Term Loan") with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the "Revolving Credit Facility") with a maturity date of June 17, 2019. Upon entering into the Credit Agreement, the Company terminated its existing credit agreement with Wells Fargo, dated October, 29, 2010, as amended (the "Former Agreement"). Immediately prior to the termination of the Former Agreement, there were no outstanding borrowings under the Former Agreement. No early termination penalties were incurred as a result of the termination of the Former Agreement.

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company's option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At December 31, 2014, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. DEBT (Continued)

fixing the interest rate on $250.0 million, or 63%, of the Term Loan principal outstanding as of December 31, 2014.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company's total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2014, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $89.1 million with $35.9 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

Except as set forth below, the Company may prepay the Term Loan or permanently reduce the Revolving Credit Facility commitment under the Credit Agreement at any time without premium or penalty (other than customary "breakage" costs with respect to the early termination of LIBOR loans). On or prior to six months after the closing of the Credit Agreement, if we prepay the initial term loans or amend the pricing terms of the initial term loans, in each case in connection with a reduction of the effective yield, we are required to pay a 1% prepayment premium (unless in connection with a change of control, sale or permitted acquisition). Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness. The Credit Agreement is also subject to mandatory annual prepayments commencing in December 2015 if our total leverage (defined as the ratio of our consolidated funded debt as of the last day of the applicable fiscal year to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the Credit Agreement and which takes into account certain adjustments) if our total leverage ratio is greater than 2.50 to 1.00, with step-downs to 0% if our total leverage ratio is equal to or less than 2.50 to 1.00.

Pursuant to (i) an unconditional guarantee agreement (the "Guarantee") and (ii) a collateral agreement (the "Collateral Agreement"), each entered into by the Company and its domestic subsidiaries on June 17, 2014, the Company's obligations under the Credit Agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company's existing and certain future domestic subsidiaries and the Credit Agreement is secured by substantially all of the Company's and its domestic subsidiaries' assets except the Company's and its domestic subsidiaries' real property.

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

The Credit Agreement also contains a financial maintenance covenant, which is a maximum Consolidated Senior Secured Leverage Ratio, as defined in the Credit Agreement, and is only applicable to the Revolving Credit Facility. Our Consolidated Senior Secured Leverage Ratio as of the last day of any fiscal quarter, commencing with June 30, 2014, may not exceed the ratios indicated below:

Fiscal Quarters Ending	Maximum Ratio
June 30, 2014 through September 30, 2015	4.00 to 1.00
December 31, 2015 through September 30, 2016	3.75 to 1.00
December 31, 2016 through September 30, 2017	3.50 to 1.00
December 31, 2017 through September 30, 2018	3.25 to 1.00
December 31, 2018 and thereafter	3.00 to 1.00

At December 31, 2014, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 14. INCOME TAXES

The components of the income tax expense consisted of the following:

$s in thousands	2014	2013	2012
Current:
U.S. Federal	$13,767	$14,769	$13,989
State	2,492	2,241	1,905
Foreign	4,521	3,623	873

Total current	20,780	20,633	16,767
Deferred:
U.S. Federal	2,721	(2,068)	(270)
State	(155)	(218)	79
Foreign	(532)	(351)	(517)

Total deferred	2,034	(2,637)	(708)

Income tax expense	$22,814	$17,996	$16,059

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

A reconciliation between the effective income tax rate and the applicable statutory federal and state income tax rate is as follows:

	2014	2013	2012
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	2.7	2.7	3.3
Non-deductible transaction costs	1.5	—	—
Foreign rate differential	(2.0)	(2.0)	(0.3)
Other	0.2	0.2	0.5

	37.4%	35.9%	38.5%

The components of the total net deferred tax assets and liabilities as of December 31, 2014 and 2013 consisted of the following:

$s in thousands	2014	2013
Deferred tax assets:
Net operating loss and foreign tax credit carry forwards	$3,195	$6,270
Accruals, allowances and other	4,432	1,708
Environmental compliance and other site related costs	10,305	554
Unrealized foreign exchange gains and losses	1,180	636
Unrealized gains and losses on interest rate hedge	1,098	—

Total deferred tax assets	20,210	9,168
Less: valuation allowance	(2,718)	(6,253)

Net deferred tax assets	17,492	2,915
Deferred tax liabilities:
Property and equipment	(110,652)	(6,752)
Intangible assets	(8,305)	(9,425)
Other	(1,623)	(176)

Total deferred tax liabilities	(120,580)	(16,353)

Net deferred tax liability	$(103,088)	$(13,438)

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $18.8 million as of December 31, 2014. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

As of December 31, 2014, we have federal net operating loss carry forwards ("NOLs") of approximately $1.3 million. The NOLs relate to losses incurred by EQ prior to our acquisition of EQ on June 17, 2014 and expire in 2034. U.S. income tax law limits the amount of losses that we can use on an annual basis. We believe it is more likely than not the entire federal NOL will be utilized.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. INCOME TAXES (Continued)

We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of state NOLs for tax purposes. State NOLs expire between 2015 and 2021. Our gross state NOLs were decreased as a result of changes in various state laws impacting how NOLs are determined, which had no impact to our annual effective tax rate since these NOLs were entirely offset by the valuation allowance. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2014 and 2013, we continued to maintain a valuation allowance for approximately $1.0 million and $6.3 million, respectively, for state tax benefits that are not expected to be utilizable prior to expiration.

As of December 31, 2014, we have foreign tax credit carry forwards of approximately $1.7 million that expire in 2024. We believe it is not more likely than not the foreign tax credit carry forward will be utilized and therefore maintain a valuation allowance on the entire balance.

The domestic and foreign components of Income (loss) before income taxes consisted of the following:

$s in thousands	2014	2013	2012
Domestic	46,017	37,958	40,425
Foreign	15,033	12,189	1,293

Income before income taxes	$61,050	$50,147	$41,718

The changes to unrecognized tax benefits (excluding related penalties and interest) consisted of the following:

$s in thousands	2014	2013	2012
Unrecognized tax benefits, beginning of year	$438	$438	$438
Gross increases in tax positions in prior periods	—	—	—
Gross increases during the current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(438)	—	—

Unrecognized tax benefits, end of year	$—	$438	$438

Due to the expiration of certain statutes of limitations, during 2014 we reduced our unrecognized tax benefits by $480,000, including accrued interest, which had a favorable impact on our effective tax rate for the year.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service ("IRS") as well as income tax returns in various states and Canada. We may be subject to examination by the IRS for tax years 2011 through 2014. Additionally, we may be subject to examinations by the Canada Revenue Agency as well as various state and local taxing jurisdictions for tax years 2010 through 2014. We are currently not aware of any examinations by taxing authorities.

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

In 2012, we settled allegations by the United States Environment Protection Agency ("U.S. EPA") that the thermal recycling operation at our Robstown, Texas facility did not comply with certain rules and regulations of the Resource Conservation and Recovery Act of 1976 ("RCRA"). As part of the settlement, we agreed to pay a civil penalty and to submit an application to the State of Texas for a RCRA Subpart X permit. The Company and the thermal recycling unit's owner-operator also agreed to a set of interim operating conditions that allow the facility to continue providing recycling services to customers until the RCRA Subpart X permit is issued.

In connection with this matter, in June 2013 the U.S. EPA asserted various related technical compliance and permitting violations of the Clean Air Act of 1970. Negotiations on the terms of a proposed settlement are ongoing with the U.S. EPA. We recognized a charge of $238,000 during 2013 in Selling, general and administrative expenses in the Consolidated Statement of Operations related to the enforcement matter. In July 2014, based on further negotiations with the U.S. EPA, our estimated liability was reduced to $138,000 and, accordingly, we recognized a credit of $100,000 during 2014 in Selling, general and administrative expenses in the Consolidated Statement of Operations. The matter was settled in January 2015 for $138,000.

Other than as disclosed above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

Operating Leases

Lease agreements primarily cover railcars, the disposal site at our Stablex facility and corporate office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2014 are as follows:

$s in thousands	Payments
2015	$5,658
2016	4,814
2017	3,868
2018	2,347
2019	948
Thereafter	62

$17,697

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

Rental expense under operating leases was $3.9 million, $685,000 and $495,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Stock Option Plans

We have options outstanding under two stock option plans, the 1992 Stock Option Plan for Employees ("1992 Employee Plan") and the 2008 Stock Option Incentive Plan ("2008 Stock Option Plan"). In April 2013, the 1992 Employee Plan expired and was cancelled except for options then outstanding. These plans were developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. Stock options expire ten years from the date of grant and vest over a period ranging from one to three years from the date of grant. Vesting requirements for non-employee directors are contingent on attending a minimum of 75% of regularly scheduled board meetings during the year. 1,500,000 stock options have been authorized for grant under the 2008 Stock Option Plan, with 827,000 options available for future grant as of December 31, 2014. Upon the exercise of stock options, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our stock option plan activity is as follows:

$s in thousands, except per share amounts	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2013	393,776	$22.52
Granted	78,575	42.03
Exercised	(121,060)	21.27
Cancelled, expired or forfeited	(34,513)	21.77

Outstanding as of December 31, 2014	316,778	$27.92	$3,866	7.9

Exercisable as of December 31, 2014	85,507	$19.82	$1,736	5.9

The weighted average grant date fair value of all stock options granted during 2014, 2013 and 2012 was $9.78, $5.06 and $4.03 per share, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $3.5 million, $2.4 million and $497,000, respectively.

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

The significant weighted-average assumptions relating to the valuation of each option grant are as follows:

	2014	2013	2012
Expected life	3.6 years	3.3 years	3.3 years
Expected volatility	36%	36%	39%
Risk-free interest rate	0.8%	0.4%	0.4%
Expected dividend yield	2.0%	3.4%	4.1%

Restricted Stock Plans

We have two restricted stock plans: the Amended and Restated 2005 Non-Employee Director Compensation Plan (the "Director Plan") and the 2006 Restricted Stock Plan (the "Employee Plan"). The Director Plan provides that each non-employee director receive an annual award of either the number of shares of restricted stock or options to purchase US Ecology common stock (at each Director's election) with a value equal to $75,000 on the date of grant with a one-year vesting period. Vesting is also contingent on the non-employee director attending a minimum of 75% of regularly scheduled board meetings and 75% of the meetings of each committee of which the Non-Employee Directors is a member during the year. 200,000 shares of common stock have been authorized for grant under the Director Plan. During 2014, 8,200 shares were granted to non-employee directors. As of December 31, 2014, 59,000 shares remained available for grant under the Director Plan. The Employee Plan provides that employees are eligible for restricted stock grants at the discretion of the Board of Directors. Generally, awards granted under the Employee Plan vest annually over a three-year period. 200,000 shares of common stock have been authorized for grant under the Employee Plan. During 2014, 19,550 shares were granted to employees. As of December 31, 2014, 55,669 shares remained available for future grant under the Employee Plan. Upon the vesting of restricted stock awards, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our restricted stock plan activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	51,600	$25.89
Granted	27,750	43.81
Vested	(23,208)	26.28
Cancelled, expired or forfeited	(3,157)	28.98

Outstanding as of December 31, 2014	52,985	$34.92

The total fair value of restricted stock vested during 2014, 2013 and 2012 was $975,000, $299,000 and $413,000, respectively.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. EQUITY (Continued)

Share-Based Compensation Expense

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The components of pre-tax share-based compensation expense (included in Selling, general and administrative expenses in the Consolidated Statements of Earnings) and related tax benefits were as follows:

$s in thousands	2014	2013	2012
Share-based compensation from:
Stock options	$442	$346	$397
Restricted stock	808	519	449

Total share-based compensation	1,250	865	846
Income tax benefit	(467)	(310)	(326)

Share-based compensation, net of tax	$783	$555	$520

Unrecognized Share-Based Compensation Expense

As of December 31, 2014, there was $2.4 million of unrecognized compensation expense related to unvested share-based awards granted under our share-based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

NOTE 17. EARNINGS PER SHARE

	2014		2013		2012
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$38,236	$38,236	$32,151	$32,151	$25,659	$25,659

Weighted average basic shares outstanding	21,537	21,537	18,592	18,592	18,238	18,238
Dilutive effect of stock options and restricted stock		118		84		43

Weighted average diluted shares outstanding		21,655		18,676		18,281
Earnings per share	$1.78	$1.77	$1.73	$1.72	$1.41	$1.40

Anti-dilutive shares excluded from calculation		58		156		266

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. SEGMENT REPORTING

Financial Information by Segment

Subsequent to our acquisition of EQ on June 17, 2014, we made changes to the manner in which we manage our business, make operating decisions and assess our performance. Under our new structure our operations are managed in two reportable segments reflecting our internal reporting structure and nature of services offered as follows:

  Environmental Services—This segment includes all of the legacy US Ecology operations and the legacy EQ treatment and disposal facilities. It provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

  Field & Industrial Services—This segment includes all of the field and industrial service business of the legacy EQ operation. It provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Prior to the acquisition of EQ, our operations were managed in two reportable segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facility segment represented disposal facilities accepting hazardous and radioactive waste while the Non-Operating Disposal Facility segment represented facilities not accepting hazardous and/or radioactive waste or formerly proposed new facilities. All operations of both the former Operating Disposal Facilities and the Non-Operating Disposal Facilities segment are now included in the Environmental Services segment. None of the Company's operations prior to the acquisition of EQ have been assigned to the Field & Industrial Services segment.

The operations not managed through our two reportable segments are recorded as "Corporate." Corporate selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. SEGMENT REPORTING (Continued)

Summarized financial information of our reportable segments for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Revenue by Service Offering:
Treatment & Disposal	$256,580	$—	$—	$256,580
Services	63,987	137,279	—	201,266
Intersegment	(8,789)	(1,646)	—	(10,435)

Total Revenue	$311,778	$135,633	$—	$447,411

Depreciation , amortization and accretion	$28,211	$6,762	$303	$35,276
Capital expenditures	$20,128	$7,398	$908	$28,434
Total assets	$622,385	$215,517	$81,953	$919,855

	2013
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Revenue by Service Offering:
Treatment & Disposal	$165,109	$—	$—	$165,109
Services	36,017	—	—	36,017
Intersegment	—	—	—	—

Total Revenue	$201,126	$—	$—	$201,126

Depreciation , amortization and accretion	$17,478	$—	$39	$17,517
Capital expenditures	$20,989	$—	$384	$21,373
Total assets	$222,128	$—	$78,428	$300,556

	2012
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Revenue by Service Offering:
Treatment & Disposal	$145,707	$—	$—	$145,707
Services	23,431	—	—	23,431
Intersegment	—	—	—	—

Total Revenue	$169,138	$—	$—	$169,138

Depreciation , amortization and accretion	$16,710	$—	$42	$16,752
Capital expenditures	$15,724	$—	$42	$15,766
Total assets	$211,077	$—	$7,617	$218,694

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest expense, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. SEGMENT REPORTING (Continued)

gain/loss and other income/expense, which are not considered part of usual business operations. Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States ("GAAP") and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company's operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. SEGMENT REPORTING (Continued)

A reconciliation of Adjusted EBITDA to Net Income for the years ended December 31, 2014, 2013 and 2012 is as follows:

$s in thousands	2014	2013	2012
Adjusted EBITDA:
Environmental Services	$115,214	$84,547	$71,556
Field & Industrial Services	16,572	—	—
Corporate	(22,810)	(13,361)	(13,204)

Total	108,976	71,186	58,352

Reconciliation to Net income:
Income tax expense	(22,814)	(17,996)	(16,059)
Interest expense	(10,677)	(828)	(878)
Interest income	107	19	17
Foreign currency gain (loss)	(1,499)	(2,327)	1,213
Other income	669	352	728
Depreciation and amortization of plant and equipment	(24,413)	(14,815)	(13,916)
Amortization of intangibles	(8,207)	(1,461)	(1,469)
Stock-based compensation	(1,250)	(865)	(846)
Accretion and non-cash adjustment of closure & post-closure liabilities	(2,656)	(1,114)	(1,483)

Net income	$38,236	$32,151	$25,659

Revenue and Long-Lived Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed for the years ended December 31, 2014, 2013 and 2012 were as follows:

$s in thousands	2014	2013	2012
United States	$388,084	$147,128	$130,889
Canada	59,327	53,998	38,249

	$447,411	$201,126	$169,138

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2014 and 2013 are as follows:

$s in thousands	2014	2013
United States	$446,412	$86,175
Canada	59,939	65,516

	$506,351	$151,691

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2014 and 2013 were as follows:

	Three-Months Ended
$s and shares in thousands, except per share amounts	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
2014
Revenue	$53,354	$66,024	$170,859	$157,174	$447,411
Gross profit	22,120	25,247	52,206	46,213	145,786
Operating income	15,484	11,022	26,796	19,148	72,450
Net income	9,361	6,865	13,333	8,677	38,236
Earnings per share—diluted(1)	$0.43	$0.32	$0.61	$0.40	$1.77
Weighted average common shares outstanding used in the diluted earnings per share calculation	21,586	21,667	21,680	21,673	21,655
Dividends paid per share	$0.18	$0.18	$0.18	$0.18	$0.72
2013
Revenue	$42,899	$45,777	$53,090	$59,360	$201,126
Gross profit	15,382	18,928	21,620	23,056	78,986
Operating income	9,656	12,409	15,512	15,354	52,931
Net income	5,406	7,210	10,328	9,207	32,151
Earnings per share—diluted(1)	$0.29	$0.39	$0.56	$0.48	$1.72
Weighted average common shares outstanding used in the diluted earnings per share calculation	18,407	18,483	18,533	19,281	18,676
Dividends paid per share	$—	$0.18	$0.18	$0.18	$0.54

(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 20. SUBSEQUENT EVENT

On January 7, 2015 the Company declared a dividend of $0.18 per common share for stockholders of record on January 23, 2015. The dividend was paid from cash on hand on January 30, 2015 in an aggregate amount of $3.9 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including both the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2014. Based on that evaluation, the Company's management, including the Chief Executive and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting, excluding EQ Holdings, Inc., were effective to provide reasonable assurance regarding the reliability of financial reporting. Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of an acquisition. Based on those guidelines, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 excluded EQ Holdings, Inc., which was acquired by the Company in a purchase business combination on June 17, 2014. Prior to the acquisition, EQ Holdings, Inc. was a privately held company, and following the transaction it is a wholly-owned subsidiary of the Company. Total assets for EQ Holdings, Inc. constituted approximately 73% of the Company's total consolidated assets at December 31, 2014. This includes $197.2 million of goodwill and $252.9 million of acquired intangible assets. Total revenues of EQ Holdings, Inc. constituted 51% of the consolidated financial statement revenues for the year ended December 31, 2014.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2014. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer. This code of ethics is available on our Web site at www.usecology.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report filed with the SEC.

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

The following table provides information as of December 31, 2014, about the common stock that may be issued under all of our existing equity compensation plans, including the 1992 Stock Option Plan for Employees, 2005 Non-Employee Director Compensation Plan, the 2006 Restricted Stock Plan and the 2008 Stock Option Incentive Plan. All of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	369,763	$27.92	942,107
Equity compensation plans not approved by security holders	—	—	—

Total	369,763	$27.92	942,107

(1)
Includes 52,985 shares of unvested restricted stock awards outstanding under the 2005 Non-Employee Director Compensation Plan and 2006 Restricted Stock Plan.

(2)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards, which have no exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3)
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 104 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.
By:	/s/ ERIC L. GERRATT Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2015.

/s/ JEFFREY R. FEELER Jeffrey R. Feeler (Director) President and Chief Executive Officer	/s/ ERIC L. GERRATT Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ SIMON G. BELL Simon G. Bell. Executive Vice President of Operations, Environmental Services	/s/ STEVEN D. WELLING Steven D. Welling. Executive Vice President of Sales and Marketing
/s/ MARIO H. ROMERO Mario H. Romero Executive Vice President of Operations, Field & Industrial Services	/s/ VICTOR J. BARNHART Victor J. Barnhart (Director)
/s/ JOE F. COLVIN Joe F. Colvin (Director)	/s/ DANIEL FOX Daniel Fox (Director)
/s/ STEPHEN A. ROMANO Stephen A. Romano (Director)	/s/ DAVID M. LUSK David M. Lusk (Director)
/s/ KATINA DORTON Katina Dorton (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's
2.1	Share Purchase Agreement dated September 13, 2010 between Marsulex Inc. and US Ecology, Inc.	3rd Qtr 2010 Form 10-Q filed 10-28-10
2.2	Stock Purchase Agreement among EQ Parent Company, Inc., EQ Group, LLC and US Ecology, Inc. dated April 6, 2014	2nd Qtr 2014 Form 10-Q filed 8-11-14
3.1	Restated Certificate of Incorporation	2009 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.3	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.4	*Management Incentive Plan Effective January 1, 2013	2nd Qtr 2013 Form 10-Q filed 8-1-13
10.5	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.6	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.7	*Executive Employment Agreement, dated September 7, 2013, between Jeffrey R. Feeler and US Ecology, Inc.	3rd Qtr Form 10-Q filed 10-31-13
10.8	Amended and Restated 2005 Non-Employee Director Compensation Plan	2012 Form 10-K
10.9	*Executive Sales Incentive Plan Effective January 1, 2013	2nd Qtr 2013 Form 10-Q filed 8-1-13
10.10	*Employment Agreement, effective October 31, 2013, between the Company and Eric L. Gerratt	2013 Form 10-K
10.11	*Employment Agreement, effective October 31, 2013, between the Company and Steven D. Welling	2013 Form 10-K
10.12	*Employment Agreement, effective October 31, 2013, between the Company and Simon G. Bell	2013 Form 10-K
10.13	*US Ecology, Inc. 2014 Management Incentive Plan (Executive)	1st Qtr 2014 Form 10-Q filed 5-7-14

Exhibit No.	Description	Incorporated by Reference from Registrant's
10.14	*US Ecology, Inc. 2014 Executive Sales Incentive Plan	1st Qtr 2014 Form 10-Q filed 5-7-14
10.15
	Credit Agreement, dated June 17, 2014, by and among US Ecology, Inc., the lenders referred to therein, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and Comerica Bank, as documentation agent	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.16	Guaranty Agreement, dated June 17, 2014, by and among the guarantors from time to time party thereto and Wells Fargo Bank, N.A.	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.17	Collateral Agreement, dated June 17, 2014, by and among US Ecology, Inc., the other grantors from time to time party thereto and Wells Fargo Bank, N.A.	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.18	*Consulting Agreement, dated June 17, 2014, by and between the Company and Victor 5, LLC	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.19	*Form of Indemnification Agreement between US Ecology, Inc. and each of the Company's Directors and Officers	Form 8-K filed 11-12-2014
12.1	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2014 Form 10-K by Chief Executive Officer dated March 2, 2015
31.2	Certifications of December 31, 2014 Form 10-K by Chief Financial Officer dated March 2, 2015
32.1	Certifications of December 31, 2014 Form 10-K by Chief Executive Officer dated March 2, 2015
32.2	Certifications of December 31, 2014 Form 10-K by Chief Financial Officer dated March 2, 2015

Exhibit No.	Description	Incorporated by Reference from Registrant's
101	The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to the Consolidated Financial Statements

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.