Form 10-Q
period 2015-03-31
US ECOLOGY, INC.
filed 2015-05-04
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

At April 29, 2015, there were 21,658,957 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2015	December 31, 2014 As Adjusted
Assets

Current Assets:
Cash and cash equivalents	$10,197	$22,971
Receivables, net	120,270	135,261
Prepaid expenses and other current assets	10,549	11,984
Income taxes receivable	4,683	6,912
Deferred income taxes	1,476	2,377
Total current assets	147,175	179,505

Property and equipment, net	221,918	227,684
Restricted cash and investments	5,756	5,729
Intangible assets, net	272,696	278,667
Goodwill	219,660	221,279
Other assets	10,623	11,308
Deferred income taxes	—	85
Total assets	$877,828	$924,257

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$18,112	$24,513
Deferred revenue	8,288	13,190
Accrued liabilities	32,194	36,251
Accrued salaries and benefits	9,900	13,322
Income taxes payable	3,062	4,124
Current portion of closure and post-closure obligations	5,703	5,359
Current portion of long-term debt	3,616	3,828
Total current liabilities	80,875	100,587

Long-term closure and post-closure obligations	67,461	67,511
Long-term debt	369,079	390,825
Other long-term liabilities	6,479	4,336
Deferred income taxes	105,865	109,661
Total liabilities	629,759	672,920

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,659 and 21,632 shares issued, respectively	217	216
Additional paid-in capital	165,845	165,524
Retained earnings	95,272	93,301
Treasury stock, at cost, 0 and 1 shares, respectively	(5)	(18)
Accumulated other comprehensive income (loss)	(13,260)	(7,686)
Total stockholders’ equity	248,069	251,337
Total liabilities and stockholders’ equity	$877,828	$924,257

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenue	$136,651	$53,354
Direct operating costs	96,807	31,234
Gross profit	39,844	22,120
Selling, general and administrative expenses	24,893	6,636
Operating income	14,951	15,484
Other income (expense):
Interest income	41	44
Interest expense	(5,694)	(86)
Foreign currency loss	(1,067)	(940)
Other	536	86
Total other income (expense)	(6,184)	(896)

Income before income taxes	8,767	14,588
Income tax expense	2,902	5,227
Net income	$5,865	$9,361

Earnings per share:
Basic	$0.27	$0.44
Diluted	$0.27	$0.43

Shares used in earnings per share calculation:
Basic	21,583	21,475
Diluted	21,689	21,586

Dividends paid per share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$5,865	$9,361
Other comprehensive income (loss):
Foreign currency translation loss	(4,173)	(1,479)
Unrealized loss on interest rate hedge, net of taxes of $754	(1,401)	—
Comprehensive income, net of tax	$291	$7,882

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,865	$9,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,479	3,839
Amortization of intangible assets	3,302	352
Accretion of closure and post-closure obligations	1,035	330
Unrealized foreign currency loss	1,754	1,452
Deferred income taxes	(1,193)	(460)
Share-based compensation expense	463	270
Unrecognized tax benefits	—	3
Net loss on disposal of property and equipment	953	8
Amortization of debt discount	37	—
Changes in assets and liabilities:
Receivables	14,143	1,259
Income taxes receivable	2,229	—
Other assets	2,060	882
Accounts payable and accrued liabilities	(6,281)	(2,142)
Deferred revenue	(4,393)	(1,164)
Accrued salaries and benefits	(3,256)	(1,994)
Income taxes payable	(981)	783
Closure and post-closure obligations	(583)	(114)
Net cash provided by operating activities	22,633	12,665

Cash flows from investing activities:
Purchases of property and equipment	(9,231)	(4,775)
Purchases of restricted cash and investments	(816)	(14)
Proceeds from sale of restricted cash and investments	790	—
Proceeds from sale of property and equipment	160	6
Net cash used in investing activities	(9,097)	(4,783)

Cash flows from financing activities:
Payments on long-term debt	(21,994)	—
Dividends paid	(3,894)	(3,874)
Proceeds from exercise of stock options	126	174
Other	(255)	(65)
Net cash used in financing activities	(26,017)	(3,765)

Effect of foreign exchange rate changes on cash	(293)	(139)
Increase (decrease) in cash and cash equivalents	(12,774)	3,978
Cash and cash equivalents at beginning of period	22,971	73,940
Cash and cash equivalents at end of period	$10,197	$77,918

Supplemental Disclosures
Income taxes paid, net of receipts	$3,241	$4,934
Interest paid	$4,979	$40
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$—	$2,863
Capital expenditures in accounts payable	$2,112	$419
Restricted stock issued from treasury shares	$272	$118

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Consolidated Balance Sheet as of December 31, 2014 has been derived from the Company’s audited Consolidated Balance Sheet as of that date and has been revised for purchase price measurement period adjustments related to the acquisition of EQ as disclosed in Note 2. Business Combination.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the standard, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. At its April 1, 2015, meeting, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities. The FASB intends to issue an exposure draft in the near term with a 30-day comment period. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

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

We have recognized the assets and liabilities of EQ based on our preliminary estimates of their acquisition date fair values. The preliminary purchase price allocations are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date. The following table summarizes the consideration paid for EQ and the preliminary fair value estimates of assets acquired and liabilities assumed recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2014:

	Purchase Price Allocation
$s in thousands	As Reported in Form 10-K	Adjustments	As Retrospectively Adjusted
Current assets	$111,982	$294	$112,276
Property and equipment	101,543	—	101,543
Identifiable intangible assets	252,874	—	252,874
Current liabilities	(57,585)	(727)	(58,312)
Other liabilities	(139,331)	(3,674)	(143,005)
Total identifiable net assets	269,483	(4,107)	265,376
Goodwill	197,163	4,107	201,270
Total purchase price	$466,646	$—	$466,646

Purchase price allocation adjustments relate primarily to the receipt of additional information regarding the fair values of income taxes payable and receivable, deferred income taxes and residual goodwill.

Goodwill of $201.3 million arising from the acquisition is the result of several factors. EQ has an assembled workforce that serves the U.S. industrial market utilizing state-of-the-art technology to treat a wide range of industrial and hazardous waste. The acquisition of EQ increases our geographic base providing a coast-to-coast presence and an expanded service platform to better serve key North American hazardous waste markets. In addition, the acquisition of EQ provides us with an opportunity to compete for additional waste clean-up project work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. $134.9 million of the goodwill recognized was allocated to reporting units in our Environmental Services segment and $66.4 million of the goodwill recognized was allocated to reporting units in our Field & Industrial Services segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

(unaudited)
Three Months Ended
$s in thousands, except per share amounts	March 31, 2014
Pro forma combined:
Revenue	$138,075
Net income	$6,856
Earnings per share
Basic	$0.32
Diluted	$0.32

The amounts of revenue and operating income from EQ included in the Company’s consolidated statements of operations for the three months ended March 31, 2015 were $84.6 million and $3.5 million, respectively. Acquisition-related costs of $782,000 are included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the three months ended March 31, 2015.

NOTE 3.                   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
$s in thousands	2015	2014
Balance, beginning of period	$(7,686)	$(1,785)
Foreign currency translation loss	(4,173)	(1,479)
Unrealized loss on interest rate hedge, net of taxes of $754	(1,401)	—
Balance, end of period	$(13,260)	$(3,264)

NOTE 4.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2015. Revenue from a single customer accounted for approximately 11% of total revenue for the three months ended March 31, 2014. No customer accounted for more than 10% of total trade receivables as of March 31, 2015 or December 31, 2014.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions like Wells Fargo Bank, National Association (“Wells Fargo”) and Comerica, Inc. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 5.                    RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2015	2014

Trade	$99,393	$116,218
Unbilled revenue	19,535	17,857
Other	1,951	1,890
Total receivables	120,879	135,965
Allowance for doubtful accounts	(609)	(704)
Receivables, net	$120,270	$135,261

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable, accrued liabilities, debt and interest rate swap agreements. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. The fair value of the Company’s debt approximated its carrying amount as of March 31, 2015.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2015
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$401	$3,618	$—	$4,019
Money market funds (2)	$1,737	$—	$—	$1,737
Total	$2,138	$3,618	$—	$5,756

Liabilities:
Interest rate swap agreement (3)	$—	$5,291	$—	$5,291
Total	$—	$5,291	$—	$5,291

	December 31, 2014
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$400	$3,590	$—	$3,990
Money market funds (2)	$1,739	$—	$—	$1,739
Total	$2,139	$3,590	$—	$5,729

Liabilities:
Interest rate swap agreement (3)	$—	$3,136	$—	$3,136
Total	$—	$3,136	$—	$3,136

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

(3) In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 in an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.  The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet.

NOTE 7.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2015	2014

Cell development costs	$120,344	$120,878
Land and improvements	33,258	33,002
Buildings and improvements	72,544	74,518
Railcars	17,375	17,375
Vehicles and other equipment	99,664	98,877
Construction in progress	11,546	10,831
Total property and equipment	354,731	355,481
Accumulated depreciation and amortization	(132,813)	(127,797)
Property and equipment, net	$221,918	$227,684

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $7.5 million and $3.8 million, respectively.

NOTE 8.       GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2015 consisted of the following:

$s in thousands	December 31, 2014 (1)	Foreign Currency Translation	March 31, 2015
Goodwill:
Environmental Services	$154,855	$(1,619)	$153,236
Field & Industrial Services	66,424	—	66,424
Total goodwill	$221,279	$(1,619)	$219,660

(1) Balances have been revised to reflect purchase accounting measurement period adjustments related to the acquisition of EQ as disclosed in Note 2. Business Combination.

Intangible assets consisted of the following:

$s in thousands	March 31, 2015	December 31, 2014
Amortizing intangible assets:
Permits, licenses and lease	$111,604	$113,693
Customer relationships	102,783	103,086
Technology - formulae and processes	7,164	7,844
Customer backlog	4,600	4,600
Tradename	5,482	5,481
Developed software	3,718	3,745
Non-compete agreements	920	920
Internet domain and website	869	869
Database	660	667
Total amortizing intangible assets	237,800	240,905
Accumulated amortization	(14,987)	(12,135)

Nonamortizing intangible assets:
Permits and licenses	49,750	49,750
Tradename	133	147
Total intangible assets, net	$272,696	$278,667

At March 31, 2015, the net carrying amounts of goodwill and amortizing intangible assets include preliminary estimates of $201.3 million and $252.9 million, respectively, as a result of our acquisition of EQ.

NOTE 9.                    DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2015	2014

Term loan	$373,621	$395,616
Net discount on term loan	(926)	(963)
Total debt	372,695	394,653
Current portion of long-term debt	(3,616)	(3,828)
Long-term debt	$369,079	$390,825

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At March 31, 2015, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan.  In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $250.0 million, or 67%, of the Term Loan principal outstanding as of March 31, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement.  The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2015, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $90.9 million with $34.1 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At March 31, 2015, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2015

Closure and post-closure obligations, beginning of period	$72,870
Accretion expense	1,035
Payments	(583)
Currency translation	(158)
Closure and post-closure obligations, end of period	73,164
Less current portion	(5,703)
Long-term portion	$67,461

NOTE 11.             INCOME TAXES

Our effective tax rate for the three months ended March 31, 2015 was 33.1%, down from 35.8% for the three months ended March 31, 2014. The decrease for the three months ended March 31, 2015 primarily reflects a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2011 through 2013. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2009 through 2013.

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended March 31,
$s and shares in thousands, except per share	2015		2014
amounts	Basic	Diluted	Basic	Diluted
Net income	$5,865	$5,865	$9,361	$9,361
Weighted average basic shares outstanding	21,583	21,583	21,475	21,475

Dilutive effect of stock options and restricted stock		106		111
Weighted average diluted shares outstanding		21,689		21,586

Earnings per share	$0.27	$0.27	$0.44	$0.43
Anti-dilutive shares excluded from calculation		215		36

NOTE 13.             EQUITY

During the three months ended March 31, 2015, option holders exercised 4,150 options with a weighted-average exercise price of $30.18 per option. During the three months ended March 31, 2015, the Company issued 5,811 shares of restricted stock from our treasury stock at an average cost of $46.82 per share.

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

NOTE 15.   OPERATING SEGMENTS

Financial Information by Segment

Subsequent to our acquisition of EQ on June 17, 2014, we made changes to the manner in which we manage our business, make operating decisions and assess our performance. Under our new structure our operations are managed in two reportable segments reflecting our internal reporting structure and nature of services offered as follows:

Environmental Services - This segment includes all of the legacy US Ecology operations and the legacy EQ treatment and disposal facilities. It provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

Field & Industrial Services - This segment includes all of the field and industrial service business of the legacy EQ operation. It provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities.  Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste.  This segment also provides specialty services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Prior to the acquisition of EQ, our operations were managed in two reportable segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facility segment represented disposal facilities accepting hazardous and radioactive waste while the Non-Operating Disposal Facility segment represented facilities not accepting hazardous and/or radioactive waste or formerly proposed new facilities. All operations of both the former Operating Disposal Facilities and the Non-Operating Disposal Facilities segment are now included in the Environmental Services segment. None of the Company’s operations prior to the acquisition of EQ have been assigned to the Field & Industrial Services segment.

The operations not managed through our two reportable segments are recorded as “Corporate.” Corporate selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2015
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Revenue by Service Offering:
Treatment & Disposal	$76,511	$—	$—	$76,511
Services	17,613	45,414	—	63,027
Intersegment	(2,699)	(188)	—	(2,887)
Total Revenue	$91,425	$45,226	$—	$136,651

Depreciation, amortization and accretion	$8,671	$3,010	$135	$11,816
Capital expenditures	$6,935	$1,754	$542	$9,231
Total assets	$602,647	$208,733	$66,448	$877,828

	Three Months Ended March 31, 2014
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Revenue by Service Offering:
Treatment & Disposal	$44,947	$—	$—	$44,947
Services	8,407	—	—	8,407
Intersegment	—	—	—	—
Total Revenue	$53,354	$—	$—	$53,354

Depreciation, amortization and accretion	$4,507	$—	$14	$4,521
Capital expenditures	$4,593	$—	$182	$4,775
Total assets	$155,149	$—	$145,007	$300,156

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

A reconciliation of Adjusted EBITDA to Net Income is as follows:

	Three Months Ended March 31,
$s in thousands	2015	2014
Adjusted EBITDA:
Environmental Services	$37,129	$24,044
Field & Industrial Services	3,109	—
Corporate	(13,008)	(3,769)
Total	27,230	20,275

Reconciliation to Net income:
Income tax expense	(2,902)	(5,227)
Interest expense	(5,694)	(86)
Interest income	41	44
Foreign currency loss	(1,067)	(940)
Other income	536	86
Depreciation and amortization of plant and equipment	(7,479)	(3,839)
Amortization of intangibles	(3,302)	(352)
Stock-based compensation	(463)	(270)
Accretion and non-cash adjustment of closure & post-closure liabilities	(1,035)	(330)
Net income	$5,865	$9,361

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended March 31,
$s in thousands	2015	2014
United States	$124,762	$37,270
Canada	11,889	16,084
Total revenue	$136,651	$53,354

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2015	2014
United States	$440,421	$446,412
Canada	54,193	59,939
Total long-lived assets	$494,614	$506,351

NOTE 16.             SUBSEQUENT EVENTS

Quarterly Dividend

On April 1, 2015, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 21, 2015. The dividend was paid using cash on hand on April 28, 2015 in an aggregate amount of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2015 and 2014. This interim financial information is the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial information taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Boise, Idaho

May 4, 2015

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

OVERVIEW

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology’s comprehensive knowledge of the waste business, its collection of waste management facilities combined and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America.

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

Environmental Services - This segment includes all of the legacy US Ecology operations and the legacy EQ treatment and disposal facilities. It provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

Field & Industrial Services - This segment includes all of the field and industrial service business of the legacy EQ operation. It provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities.  Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste.  This segment also provides specialty services such as high-pressure and chemical cleaning, centrifuge and materials processing, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Prior to the acquisition of EQ, our operations were managed in two reportable segments: Operating Disposal Facilities and Non-Operating Disposal Facilities. The Operating Disposal Facility segment represented disposal facilities accepting hazardous and radioactive waste while the Non-Operating Disposal Facility segment represented facilities not accepting hazardous and/or radioactive waste or formerly proposed new facilities. All operations of both the former Operating Disposal Facilities and the Non-Operating Disposal Facilities segment are now included in the Environmental Services segment. None of the Company’s operations prior to the acquisition of EQ have been assigned to the Field & Industrial Services segment. Detailed financial information for our reportable segments can be found in Note 15 to the Unaudited Consolidated Financial Statements under Item 1. Financial Statements of this Form 10-Q.

CUSTOMERS

We divide our Environmental Services segment customers into categories to better evaluate period-to-period changes in our treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or waste clean-up project “Event Business”). Each of these categories is described in the table below, along with information on the percentage of total T&D revenues by category, for the three months ended March 31, 2015 and 2014.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended March 31,
Category	Description	2015	2014
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	47%	46%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	17%	22%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	15%	17%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	11%	7%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	7%	4%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	3%	4%

(1) Excludes all transportation service revenue

(2) Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2015 and 2014, approximately 39% and 44%, respectively, of our T&D revenue, excluding EQ, was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.  This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended March 31, 2015, Base Business revenue, excluding EQ, increased 7% compared to the three months ended March 31, 2014. Base Business revenue was approximately 61% of total T&D revenue for the three months ended March 31, 2015, up from 56% for the three months ended March 31, 2014. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

Our operating results and percentage of revenues were as follows:

	Three Months Ended March 31,				2015 vs. 2014
$s in thousands	2015	%	2014	%	$ Change	% Change

Revenue
Environmental Services	$91,425	67%	$53,354	100%	$38,071	71%
Field & Industrial Services	45,226	33%	—	0%	45,226	100%

Total	136,651	100%	53,354	100%	83,297	156%

Gross Profit
Environmental Services	33,987	37%	22,120	41%	11,867	54%
Field & Industrial Services	5,857	13%	—	n/m	5,857	100%

Total	39,844	29%	22,120	41%	17,724	80%

Selling, General & Administrative Expenses
Environmental Services	5,589	6%	2,599	5%	2,990	115%
Field & Industrial Services	5,790	13%	—	n/m	5,790	100%
Corporate	13,514	n/a	4,037	n/a	9,477	235%

Total	24,893	18%	6,636	12%	18,257	275%

Adjusted EBITDA
Environmental Services	37,129	41%	24,044	45%	13,085	54%
Field & Industrial Services	3,109	7%	—	n/m	3,109	100%
Corporate	(13,008)	n/a	(3,769)	n/a	(9,239)	245%

Total	$27,230	20%	$20,275	38%	$6,955	34%

The primary financial measure used by management to assess segment performance is Adjusted EBITDA.  Adjusted EBITDA is defined as net income before net interest expense, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss and other income/expense, which are not considered part of usual business operations. The reconciliation of Adjusted EBITDA to Net Income is as follows:

	Three Months Ended March 31,		2015 vs. 2014
$s in thousands	2015	2014	$ Change	% Change

Adjusted EBITDA	$27,230	$20,275	$6,955	34%
Income tax expense	(2,902)	(5,227)	2,325	-44%
Interest expense	(5,694)	(86)	(5,608)	6521%
Interest income	41	44	(3)	-7%
Foreign currency loss	(1,067)	(940)	(127)	14%
Other income	536	86	450	523%
Depreciation and amortization of plant and equipment	(7,479)	(3,839)	(3,640)	95%
Amortization of intangibles	(3,302)	(352)	(2,950)	838%
Stock-based compensation	(463)	(270)	(193)	71%
Accretion and non-cash adjustment of closure and post-closure liabilities	(1,035)	(330)	(705)	214%

Net Income	$5,865	$9,361	$(3,496)	-37%

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

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenue

Total revenue increased 156% to $136.7 million for the first quarter of 2015, compared with $53.4 million for the first quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed $84.7 million of revenue for the first quarter of 2015.  Excluding EQ operations, total revenue decreased 2% to $52.0 million for the first quarter of 2015, compared with $53.4 million for the first quarter of 2014. Revenue from EQ is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

Environmental Services

Environmental Services segment revenue increased 71% to $91.4 million for the first quarter of 2015, compared to $53.4 million for the first quarter of 2014. The EQ operations, acquired June 17, 2014, contributed $36.9 million of segment revenue for the first quarter of 2015.  Excluding EQ operations, segment revenue decreased 2% to $52.0 million for the first quarter of 2015, compared with $53.4 million for the first quarter of 2014. T&D revenue (excluding EQ) decreased 4% for the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of a 17% decrease in project-based Event Business. Transportation service revenue (excluding EQ) increased 7% compared to the first quarter of 2014, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the first quarter of 2015, we disposed of or processed 232,000 tons of waste (excluding EQ), a decrease of 22% compared to 296,000 tons for the first quarter of 2014. Our average selling price for treatment and disposal services (excluding transportation and EQ) for the first quarter of 2015 was 23% higher than our average selling price for the first quarter of 2014, reflecting a more favorable service mix in 2015.

T&D revenue from recurring Base Business customers increased 7% for the first quarter of 2015 compared to the first quarter of 2014 and comprised 61% of total T&D revenue. As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our broker and refinery Base Business customer categories, partially offset by lower T&D revenue from our “other industry” and government Base Business customer categories. Event Business revenue decreased 17% for the first quarter of 2015 compared to the first quarter of 2014 and was 39% of T&D revenue for the first quarter of 2015. As discussed further below, the decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from our private clean-up, broker and “other industry” Event Business customer categories, partially offset by higher T&D revenue from our government and refinery Event Business customer categories.

The following table summarizes combined Base Business and Event Business revenue growth by customer category for the first quarter of 2015 as compared to the first quarter of 2014:

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Government	100%
Refinery	47%
Broker	-4%
Rate regulated	-7%
Other industry	-21%
Private clean-up	-26%

Government clean-up business revenue increased 100% for the first quarter of 2015 compared to the first quarter of 2014 due primarily to increased shipments from the U.S. Army Corps of Engineers (“USACE”). T&D revenue from the USACE increased approximately 521% for the first quarter of 2015 compared to the first quarter of 2014 due to project-specific timing at multiple USACE clean-up sites and federal spending increases.

T&D revenue from our refinery customers increased 47% for the first quarter of 2015 compared to the first quarter of 2014, primarily reflecting higher volumes of thermal recycling projects directly from our refinery customers.

Our broker business decreased 4% for the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of changes in shipments across the broad range of government and industry waste generators directly served by multiple broker customers.

Rate-regulated business at our Richland, Washington low-level radioactive waste (“LLRW”) disposal facility decreased 7% for the first quarter of 2015 compared to the first quarter of 2014. Our Richland facility operates under a State-approved annual revenue requirement. The decrease reflects the timing of revenue recognition for the rate-regulated portion of the business.

Revenues from our other industry customer category decreased 21% for the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of changes in shipments from this broadly diverse industrial customer category.

T&D revenue from private clean-up projects decreased 26% for the first quarter of 2015 compared to the first quarter of 2014.  This decrease primarily reflects lower revenue from a nuclear fuels fabrication decommissioning project, an East Coast clean-up project and other smaller remedial projects.

Field & Industrial Services

Field & Industrial Services segment revenue was $45.2 million for the first quarter of 2015. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations, and none of the legacy US Ecology operations, and therefore a year-over-year revenue comparison is not available.

Gross Profit

Total gross profit increased 80% to $39.8 million for the first quarter of 2015, up from $22.1 million for the first quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed $18.8 million of gross profit for the first quarter of 2015.  Excluding EQ operations, total gross profit decreased 5% to $21.0 million for the first quarter of 2015, compared with $22.1 million for the first quarter of 2014. Total gross margin for the first quarter of 2015 was 29%.  Excluding EQ operations, total gross margin was 40%.

Environmental Services

Environmental Services segment gross profit increased 54% to $34.0 million for the first quarter of 2015, up from $22.1 million for the first quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed $13.0 million of segment gross profit for the first quarter of 2015.  Excluding EQ operations, segment gross profit decreased 5% to $21.0 million for the first quarter of 2015, compared with $22.1 million for the first quarter of 2014. This decrease primarily reflects lower treatment and disposal volumes for the first quarter of 2015 compared to the first quarter of 2014. Total segment gross margin for the first quarter of 2015 was 37%.  Excluding EQ operations, total segment margin was 40%. T&D gross margin (excluding EQ) was 50% for the first quarter of both 2015 and 2014.

Field & Industrial Services

Field & Industrial Services segment gross profit was $5.9 million and segment gross margin was 13% for the first quarter of 2015. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014, and therefore a year-over-year gross profit comparison is not available.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $24.9 million for the first quarter of 2015, up from $6.6 million for the first quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed $15.3 million of SG&A for the first quarter of 2015.  Excluding EQ operations, total SG&A was $9.6 million, or 18% of total revenue for the first quarter of 2015, compared with $6.6 million, or 12% of total revenue for the first quarter of 2014.

Environmental Services

Environmental Services segment SG&A increased 115% to $5.6 million for the first quarter of 2015, up from $2.6 million for the first quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed $3.1 million of segment SG&A for the first quarter of 2015.  Excluding EQ operations, total segment SG&A was $2.5 million, or 5% of segment revenue for the first quarter of 2015, compared with $2.6 million, or 5% of segment revenue for the first quarter of 2014.

Field & Industrial Services

Field & Industrial Services segment SG&A was $5.8 million, or 13% of segment revenue, for the first quarter of 2015. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014, and therefore a year-over-year SG&A comparison is not available.

Corporate

Corporate SG&A increased 235% to $13.5 million for the first quarter of 2015, up from $4.0 million for the first quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed $6.4 million of corporate SG&A for the first quarter of 2015.  Excluding EQ operations, total corporate SG&A was $7.1 million, or 14% of total revenue for the first quarter of 2015, compared with $4.0 million, or 8% of total revenue for the first quarter of 2014.  Corporate SG&A for the first quarter of 2015 reflects $1.7 million of business development expenses, and higher labor costs, variable incentive compensation costs and professional fees and expenses.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first quarter of 2015 was 33.1% compared to 35.8% for the first quarter of 2014. The decrease primarily reflects lower non-tax deductible expenses on higher projected full-year earnings in the first quarter of 2015 compared to the first quarter of 2014.

Interest expense

Interest expense was $5.7 million for the first quarter of 2015 compared with $86,000 for the first quarter of 2014.  The increase is a result of higher debt levels and the related interest expense on borrowings under the Company’s credit facility used to finance the acquisition of EQ in June 2014.

Foreign currency gain (loss)

We recognized a $1.1 million non-cash foreign currency loss for the first quarter of 2015 compared with a $940,000 non-cash foreign currency loss for the first quarter of 2014. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). Also, as part of our treasury management strategy, we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2015, we had $17.0 million of intercompany loans subject to currency revaluation.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $7.5 million for the first quarter of 2015, compared with $3.8 million for the first quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed $4.0 million of depreciation and amortization expense for the first quarter of 2015. Excluding EQ operations, depreciation and amortization expense was $3.5 million for the first quarter of 2015, compared with $3.8 million for the first quarter of 2014.

Amortization of intangibles

Intangible assets amortization expense was $3.3 million for the first quarter of 2015, compared with $352,000 for the first quarter of 2014. Excluding $3.0 million of intangible assets amortization expense on new intangible assets recorded as a result of the acquisition of EQ on June 17, 2014, intangible assets amortization expense was $316,000 for the first quarter of 2015, compared with $352,000 for the first quarter of 2014.

Stock-based compensation

Stock-based compensation expense increased 71% to $463,000 for the first quarter of 2015, compared with $270,000 for the first quarter of 2014 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.0 million for the first quarter of 2015, compared with $330,000 for the first quarter of 2014. The EQ operations, acquired June 17, 2014, contributed $596,000 of accretion and non-cash adjustment of closure and post-closure liabilities during the first quarter of 2015. Excluding EQ operations, accretion and non-cash adjustment of closure and post-closure liabilities was $439,000 for the first quarter of 2015, compared with $330,000 for the first quarter of 2014.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2015, we had $10.2 million in cash and cash equivalents immediately available and $90.9 million of borrowing capacity available under our Revolving Credit Facility (as defined below). We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments of our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the three months ended March 31, 2015, net cash provided by operating activities was $22.6 million. This primarily reflects net income of $5.9 million, non-cash depreciation, amortization and accretion of $11.8 million, a decrease in accounts receivable of $14.1 million, a decrease in income taxes receivable of $2.2 million, a decrease in other assets of $2.0 million and unrealized foreign currency losses of $1.8 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.3 million, a decrease in deferred revenue of $4.4 million, a decrease in accrued salaries and benefits of $3.3 million and a decrease in deferred income taxes of $1.2 million. Impacts on net income are due to the factors discussed above under Results of Operations. Non-cash foreign currency losses reflect a weaker CAD relative to the USD in the first quarter of 2015. The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2015 for accrued fiscal year 2014 incentive compensation.

Days sales outstanding were 82 days as of March 31, 2015, compared to 77 days as of December 31, 2014 and 73 days as of March 31, 2014. The increase in days sales outstanding is attributable to the increase in revenue from waste management services as a result of our acquisition of EQ on June 17, 2014. Due to the higher number of smaller customers, waste management services provided by our new Field & Industrial Services segment have a longer payment cycle than waste treatment and disposal services provided by our Environmental Services segment.

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

Investing Activities

For the three months ended March 31, 2015, net cash used in investing activities was $9.1 million, primarily related to capital expenditures of $9.2 million primarily for equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

For the three months ended March 31, 2014, net cash used in investing activities was $4.8 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at all of our operating facilities.

Financing Activities

For the three months ended March 31, 2015, net cash used in financing activities was $26.0 million, consisting primarily of $22.0 million of payments on the Company’s term loan and $3.9 million of dividend payments to our stockholders.

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At March 31, 2015, the effective interest rate on the Term Loan was 3.75%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan.  In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $250.0 million, or 67%, of the Term Loan principal outstanding as of March 31, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement.  The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2015, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility at March 31, 2015 was $90.9 million with $34.1 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At March 31, 2015, we were in compliance with all of the financial covenants in the Credit Agreement.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2015. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes.  We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments.  At March 31, 2015, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our borrowings under the Credit Agreement.  Under the Credit Agreement, Term Loan borrowings incur interest at a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin.  Revolving loans under the Revolving Credit Facility are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. On October 29, 2014, the Company entered into an interest rate swap agreement with Wells Fargo with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, the Company pays to Wells Fargo interest at the fixed effective rate of 5.17% and receives from Wells Fargo interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of March 31, 2015, there were $373.6 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt.  Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $373.6 million under our Credit Agreement at March 31, 2015 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $568,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the three months ended March 31, 2015, Stablex transacted approximately 67% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition.  These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2015, we had $17.0 million of intercompany loans outstanding between Stablex and US Ecology. During the three months ended March 31, 2015, the CAD weakened as compared to the USD resulting in a $1.3 million non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statement of Operations related to the intercompany loans.  Based on intercompany balances as of March 31 2015, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2015 would have generated a gain or loss of approximately $170,000 for the three months ended March 31, 2015.

We had a total pre-tax foreign currency loss of $1.1 million for the three months ended March 31, 2015.  We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of an acquisition. Based on those guidelines, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 excluded EQ Holdings, Inc., which was acquired by the Company in a purchase business combination on June 17, 2014. Prior to the acquisition, EQ was a private company and had not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired EQ subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to EQ.

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

ITEM 1A.               RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

10.1	US Ecology, Inc. 2015 Management Incentive Plan *

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 4, 2015	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer