Form 10-Q
period 2015-06-30
US ECOLOGY, INC.
filed 2015-08-07
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At August 5, 2015, there were 21,706,203 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2015	December 31, 2014 As Adjusted
Assets

Current Assets:
Cash and cash equivalents	$13,077	$22,971
Receivables, net	117,544	135,261
Prepaid expenses and other current assets	9,707	11,984
Income taxes receivable	584	6,912
Deferred income taxes	2,012	2,109
Total current assets	142,924	179,237

Property and equipment, net	224,557	227,684
Restricted cash and investments	5,752	5,729
Intangible assets, net	270,011	278,667
Goodwill	209,666	217,609
Other assets	10,161	11,308
Deferred income taxes	—	85
Total assets	$863,071	$920,319

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$21,383	$24,513
Deferred revenue	6,674	13,190
Accrued liabilities	28,749	36,251
Accrued salaries and benefits	11,537	13,322
Income taxes payable	4,897	4,124
Current portion of closure and post-closure obligations	5,338	5,359
Current portion of long-term debt	3,505	3,828
Total current liabilities	82,083	100,587

Long-term closure and post-closure obligations	67,352	67,511
Long-term debt	357,286	390,825
Other long-term liabilities	4,578	4,336
Deferred income taxes	101,691	105,723
Total liabilities	612,990	668,982

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,707 and 21,632 shares issued, respectively	217	216
Additional paid-in capital	167,400	165,524
Retained earnings	93,510	93,301
Treasury stock, at cost, 1 shares	(20)	(18)
Accumulated other comprehensive loss	(11,026)	(7,686)
Total stockholders’ equity	250,081	251,337
Total liabilities and stockholders’ equity	$863,071	$920,319

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$139,732	$66,019	$276,383	$119,373
Direct operating costs	98,262	40,874	195,069	72,108
Gross profit	41,470	25,145	81,314	47,265
Selling, general and administrative expenses	22,675	14,127	47,568	20,763
Impairment charges	6,700	—	6,700	—
Operating income	12,095	11,018	27,046	26,502
Other income (expense):
Interest income	6	39	47	83
Interest expense	(5,433)	(858)	(11,127)	(944)
Foreign currency gain (loss)	292	743	(775)	(197)
Other	233	170	769	256
Total other income (expense)	(4,902)	94	(11,086)	(802)

Income before income taxes	7,193	11,112	15,960	25,700
Income tax expense	5,055	4,247	7,957	9,474
Net income	$2,138	$6,865	$8,003	$16,226

Earnings per share:
Basic	$0.10	$0.32	$0.37	$0.75
Diluted	$0.10	$0.32	$0.37	$0.75

Shares used in earnings per share calculation:
Basic	21,617	21,528	21,600	21,503
Diluted	21,748	21,667	21,719	21,632

Dividends paid per share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$2,138	$6,865	$8,003	$16,226
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,003	1,557	(3,171)	78
Net changes in interest rate hedge, net of taxes of $663, $0, ($91) and $0, respectively	1,231	—	(169)	—
Comprehensive income, net of tax	$4,372	$8,422	$4,663	$16,304

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,003	$16,226
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	6,700	—
Depreciation and amortization of property and equipment	15,135	8,412
Amortization of intangible assets	6,606	1,215
Accretion of closure and post-closure obligations	2,077	716
Unrealized foreign currency loss	1,510	323
Deferred income taxes	(3,096)	2,095
Share-based compensation expense	1,089	525
Unrecognized tax benefits	—	7
Net loss on disposal of property and equipment	908	19
Amortization of debt discount	74	—
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	16,952	4,661
Income taxes receivable	6,328	(3,426)
Other assets	3,374	(418)
Accounts payable and accrued liabilities	(6,241)	(2,347)
Deferred revenue	(6,089)	(2,349)
Accrued salaries and benefits	(1,651)	(1,772)
Income taxes payable	839	(3,024)
Closure and post-closure obligations	(2,136)	(364)
Net cash provided by operating activities	50,382	20,499

Cash flows from investing activities:
Purchases of property and equipment	(19,376)	(8,658)
Purchases of restricted cash and investments	(840)	(30)
Proceeds from sale of restricted cash and investments	817	—
Proceeds from sale of property and equipment	314	19
Business acquisition (net of cash acquired)	—	(465,895)
Net cash used in investing activities	(19,085)	(474,564)

Cash flows from financing activities:
Payments on long-term debt	(33,935)	—
Dividends paid	(7,792)	(7,750)
Proceeds from exercise of stock options	1,042	1,420
Proceeds from issuance of long-term debt	—	413,962
Deferred financing costs paid	—	(14,001)
Other	(262)	205
Net cash (used in) provided by financing activities	(40,947)	393,836

Effect of foreign exchange rate changes on cash	(244)	86
Decrease in cash and cash equivalents	(9,894)	(60,143)
Cash and cash equivalents at beginning of period	22,971	73,940
Cash and cash equivalents at end of period	$13,077	$13,797

Supplemental Disclosures
Income taxes paid, net of receipts	$7,994	$13,281
Interest paid	$9,864	$124
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$—	$2,863
Capital expenditures in accounts payable	$1,804	$1,328
Restricted stock issued from treasury shares	$272	$279

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the entire fiscal year. In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. We are currently assessing the impact the adoption of ASU 2014-09 may have on our consolidated financial statements.

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

As of June 30, 2015, the Company finalized the purchase accounting for the acquisition of EQ. The following table summarizes the consideration paid for EQ and the fair value estimates of assets acquired and liabilities assumed recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2014:

	Purchase Price Allocation
$s in thousands	As Reported in Form 10-K	Adjustments	As Retrospectively Adjusted
Current assets	$111,982	$27	$112,009
Property and equipment	101,543	—	101,543
Identifiable intangible assets	252,874	—	252,874
Current liabilities	(57,585)	(727)	(58,312)
Other liabilities	(139,331)	263	(139,068)
Total identifiable net assets	269,483	(437)	269,046
Goodwill	197,163	437	197,600
Total purchase price	$466,646	$—	$466,646

Purchase price allocation adjustments related primarily to the receipt of additional information regarding the fair values of income taxes payable and receivable, deferred income taxes and residual goodwill.

Goodwill of $197.6 million arising from the acquisition is the result of several factors. EQ has an assembled workforce that serves the U.S. industrial market utilizing state-of-the-art technology to treat a wide range of industrial and hazardous waste. The acquisition of EQ increases our geographic base providing a coast-to-coast presence and an expanded service platform to better serve key North American hazardous waste markets. In addition, the acquisition of EQ provides us with an opportunity to compete for additional waste clean-up project work; expand penetration with national accounts; improve and enhance transportation, logistics, and service offerings with existing customers and attract new customers. $132.4 million of the goodwill recognized was allocated to reporting units in our Environmental Services segment and $65.2 million of the goodwill recognized was allocated to reporting units in our Field & Industrial Services segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value estimate of identifiable intangible assets by major intangible asset class and related weighted average amortization period are as follows:

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

	(unaudited)	(unaudited)
	Three Months Ended	Six Months Ended
$s in thousands, except per share amounts	June 30, 2014	June 30, 2014
Pro forma combined:
Revenue	$149,121	$287,232
Net income	$6,297	$11,503
Earnings per share
Basic	$0.29	$0.53
Diluted	$0.29	$0.53

Revenue from EQ included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 was $89.2 million and $173.8 million, respectively. Operating income from EQ included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 was $751,000 and $4.3 million, respectively. Acquisition-related costs of $133,000 and $915,000, respectively, were included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015.

NOTE 3.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign Currency Translation	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2014	$(5,648)	$(2,038)	$(7,686)
Other comprehensive income (loss) before reclassifications, net of tax	(3,171)	(1,318)	(4,489)
Amounts reclassified out of AOCI, net of tax (1)	—	1,149	1,149
Other comprehensive loss	(3,171)	(169)	(3,340)
Balance at June 30, 2015	$(8,819)	$(2,207)	$(11,026)

(1) Before-tax reclassifications of $879,000 ($572,000 after-tax) and $1.8 million ($1.1 million after-tax) for the three and six months ended June 30, 2015, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amount relates to interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.5 million ($2.3 million after tax).

NOTE 4.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2015 or the three or six months ended June 30, 2014. No customer accounted for more than 10% of total trade receivables as of June 30, 2015 or December 31, 2014.

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

NOTE 5.                    RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2015	2014

Trade	$93,860	$116,218
Unbilled revenue	24,473	17,857
Other	1,714	1,890
Total receivables	120,047	135,965
Allowance for doubtful accounts	(2,503)	(704)
Receivables, net	$117,544	$135,261

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. The fair value of the Company’s debt approximated its carrying amount as of June 30, 2015.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2015
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$401	$3,596	$—	$3,997
Money market funds (2)	1,755	—	—	1,755
Total	$2,156	$3,596	$—	$5,752

Liabilities:
Interest rate swap agreement (3)	$—	$3,397	$—	$3,397
Total	$—	$3,397	$—	$3,397

	December 31, 2014
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$400	$3,590	$—	$3,990
Money market funds (2)	1,739	—	—	1,739
Total	$2,139	$3,590	$—	$5,729

Liabilities:
Interest rate swap agreement (3)	$—	$3,136	$—	$3,136
Total	$—	$3,136	$—	$3,136

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

NOTE 7.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2015	2014

Cell development costs	$120,766	$120,878
Land and improvements	33,399	33,002
Buildings and improvements	73,355	74,518
Railcars	17,375	17,375
Vehicles and other equipment	104,187	98,877
Construction in progress	14,828	10,831
Total property and equipment	363,910	355,481
Accumulated depreciation and amortization	(139,353)	(127,797)
Property and equipment, net	$224,557	$227,684

Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $7.7 million and $4.6 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $15.1 million and $8.4 million, respectively.

NOTE 8.       GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2015 consisted of the following:

$s in thousands	Environmental Services	Field & Industrial Services	Total
Balance at December 31, 2014 (1)	$152,396	$65,213	$217,609
Impairment charges (2)	—	(6,700)	(6,700)
Foreign currency translation	(1,243)	—	(1,243)
Balance at June 30, 2015	$151,153	$58,513	$209,666

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments related to the acquisition of EQ as disclosed in Note 2.

(2)

As disclosed in Note 16, on August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac., Inc. (“Allstate”) subsidiary to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015. We calculated the estimated fair value of the industrial services business using a combination of quoted market prices and discounted cash flows.

Intangible assets, net consisted of the following:

	June 30, 2015			December 31, 2014
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$112,090	$(5,688)	$106,402	$113,693	$(4,427)	$109,266
Customer relationships	102,852	(7,840)	95,012	103,086	(4,488)	98,598
Technology - formulae and processes	7,322	(1,059)	6,263	7,844	(1,009)	6,835
Customer backlog	4,600	(476)	4,124	4,600	(246)	4,354
Tradename	5,485	(1,892)	3,593	5,481	(979)	4,502
Developed software	3,725	(629)	3,096	3,745	(428)	3,317
Non-compete agreements	920	(671)	249	920	(462)	458
Internet domain and website	869	(47)	822	869	(24)	845
Database	661	(94)	567	667	(72)	595
Total amortizing intangible assets	238,524	(18,396)	220,128	240,905	(12,135)	228,770

Nonamortizing intangible assets:
Permits and licenses	49,750	—	49,750	49,750	—	49,750
Tradename	133	—	133	147	—	147
Total intangible assets, net	$288,407	$(18,396)	$270,011	$290,802	$(12,135)	$278,667

Amortization expense for the three months ended June 30, 2015 and 2014 was $3.3 million and $862,000, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $6.6 million and $1.2 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 9.                    DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
$s in thousands	2015	2014

Term loan	$361,680	$395,616
Net discount on term loan	(889)	(963)
Total debt	360,791	394,653
Current portion of long-term debt	(3,505)	(3,828)
Long-term debt	$357,286	$390,825

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At June 30, 2015, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.66%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $245.0 million, or 68%, of the Term Loan principal outstanding as of June 30, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2015, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $119.5 million with $5.5 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At June 30, 2015, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2015	June 30, 2015

Closure and post-closure obligations, beginning of period	$73,164	$72,870
Accretion expense	1,042	2,077
Payments	(1,553)	(2,136)
Currency translation	37	(121)
Closure and post-closure obligations, end of period	72,690	72,690
Less current portion	(5,338)	(5,338)
Long-term portion	$67,352	$67,352

NOTE 11.             INCOME TAXES

Our effective tax rate for the three months ended June 30, 2015 was 70.3%, up from 38.2% for the three months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 49.9%, up from 36.9% for the six months ended June 30, 2014. The increases for both the three and six months ended June 30, 2015 primarily reflects non-deductible impairment charges of $6.7 million offset by lower non-tax deductible business development expenses in the three and six months ended June 30, 2015 compared to the same periods in 2014.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2011 through 2014. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2010 through 2014.

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended June 30,
$s and shares in thousands, except per share	2015		2014
amounts	Basic	Diluted	Basic	Diluted
Net income	$2,138	$2,138	$6,865	$6,865
Weighted average basic shares outstanding	21,617	21,617	21,528	21,528

Dilutive effect of stock-based awards (1)		131		139
Weighted average diluted shares outstanding		21,748		21,667

Earnings per share	$0.10	$0.10	$0.32	$0.32
Anti-dilutive shares excluded from calculation		178		36

	Six Months Ended June 30,
$s and shares in thousands, except per share	2015		2014
amounts	Basic	Diluted	Basic	Diluted
Net income	$8,003	$8,003	$16,226	$16,226
Weighted average basic shares outstanding	21,600	21,600	21,503	21,503

Dilutive effect of stock-based awards (1)		119		129
Weighted average diluted shares outstanding		21,719		21,632

Earnings per share	$0.37	$0.37	$0.75	$0.75
Anti-dilutive shares excluded from calculation		197		36

NOTE 13.             EQUITY

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. We will cease to grant equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (“Previous Plans”), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1.5 million shares of common stock for grant over the life of the Omnibus Plan.

Performance Stock Units

On May 27, 2015, the Company granted 6,929 PSUs to the Company’s named executive officers. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2015, based on total stockholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $65.78 per unit. Compensation expense is recorded over the awards’ vesting period.

The following table presents the range of assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted on May 27, 2015:

Expected volatility	29.30%
Stock price on grant date	$46.89
Risk-free interest rate	0.86%
Expected term (years)	2.6
Expected dividend yield	1.50%

Stock Options and Restricted Stock

During the six months ended June 30, 2015, option holders exercised 43,009 options with a weighted-average exercise price of $24.94 per option. Option holders exercised 1,042 of these options via net share settlement. During the six months ended June 30, 2015, the Company issued 5,811 shares of restricted stock from our treasury stock at an average cost of $46.82 per share.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended June 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$73,949	$—	$—	$73,949
Services Revenue:
Transportation and Logistics (1)	17,241	4,844	—	22,085
Industrial Cleaning (2)	—	23,331	—	23,331
Technical Services (3)	—	16,827	—	16,827
Remediation (4)	—	2,579	—	2,579
Other (5)	—	961	—	961
Total Revenue	$91,190	$48,542	$—	$139,732

Depreciation, amortization and accretion	$8,834	$3,025	$143	$12,002
Capital expenditures	$6,149	$3,095	$901	$10,145
Total assets	$599,607	$199,298	$64,166	$863,071

	Three Months Ended June 30, 2014
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$47,813	$—	$—	$47,813
Services Revenue:
Transportation and Logistics (1)	9,349	1,238	—	10,587
Industrial Cleaning (2)	—	4,401	—	4,401
Technical Services (3)	—	2,009	—	2,009
Remediation (4)	—	1,027	—	1,027
Other (5)	—	182	—	182
Total Revenue	$57,162	$8,857	$—	$66,019

Depreciation, amortization and accretion	$5,159	$488	$174	$5,821
Capital expenditures	$3,234	$588	$61	$3,883
Total assets	$626,996	$197,642	$80,747	$905,385

	Six Months Ended June 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$147,928	$—	$—	$147,928
Services Revenue:
Transportation and Logistics (1)	34,687	14,292	—	48,979
Industrial Cleaning (2)	—	42,448	—	42,448
Technical Services (3)	—	30,223	—	30,223
Remediation (4)	—	4,239	—	4,239
Other (5)	—	2,566	—	2,566
Total Revenue	$182,615	$93,768	$—	$276,383

Depreciation, amortization and accretion	$17,504	$6,035	$279	$23,818
Capital expenditures	$13,084	$4,849	$1,443	$19,376
Total assets	$599,607	$199,298	$64,166	$863,071

	Six Months Ended June 30, 2014
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$92,760	$—	$—	$92,760
Services Revenue:
Transportation and Logistics (1)	17,756	1,238	—	18,994
Industrial Cleaning (2)	—	4,401	—	4,401
Technical Services (3)	—	2,009	—	2,009
Remediation (4)	—	1,027	—	1,027
Other (5)	—	182	—	182
Total Revenue	$110,516	$8,857	$—	$119,373

Depreciation, amortization and accretion	$9,667	$488	$188	$10,343
Capital expenditures	$7,827	$588	$243	$8,658
Total assets	$626,996	$197,642	$80,747	$905,385

(1)

Includes such services as collection, transportation and disposal of non-hazardous and hazardous waste. Prior to the acquisition of EQ on June 17, 2014, services within Environmental Services included transportation services.

(2)

Includes such services as industrial cleaning and maintenance for utilities, refineries, chemical plants, pulp and paper mills, steel and automotive plants, and refinery services such as tank cleaning, centrifuge and temporary storage.

(3)	Includes such services as Total Waste Management (“TWM”) programs, retail services, laboratory packing, less-than-truck-load (LTL) service and Household Hazardous Waste (“HHW”) collection.
(4)	Includes such services as site assessment, onsite treatment, project management and remedial action planning and execution.
(5)	Includes such services as emergency response and marine.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest expense, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges and other income/expense, which are not considered part of usual business operations. Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

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

A reconciliation of Adjusted EBITDA to Net Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2015	2014	2015	2014
Adjusted EBITDA:
Environmental Services	$36,450	$24,723	$73,616	$48,767
Field & Industrial Services	5,026	1,836	8,098	1,836
Corporate	(10,052)	(9,465)	(23,061)	(13,233)
Total	31,424	17,094	58,653	37,370

Reconciliation to Net income:
Income tax expense	(5,055)	(4,247)	(7,957)	(9,474)
Interest expense	(5,433)	(858)	(11,127)	(944)
Interest income	6	39	47	83
Foreign currency gain (loss)	292	743	(775)	(197)
Other income	233	170	769	256
Impairment charges	(6,700)	—	(6,700)	—
Depreciation and amortization of plant and equipment	(7,656)	(4,573)	(15,135)	(8,412)
Amortization of intangibles	(3,304)	(862)	(6,606)	(1,215)
Stock-based compensation	(627)	(255)	(1,089)	(525)
Accretion and non-cash adjustment of closure & post-closure liabilities	(1,042)	(386)	(2,077)	(716)
Net income	$2,138	$6,865	$8,003	$16,226

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2015	2014	2015	2014
United States	$129,568	$51,375	$254,331	$88,646
Canada	10,164	14,644	22,052	30,727
Total revenue	$139,732	$66,019	$276,383	$119,373

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	June 30,	December 31,
$s in thousands	2015	2014
United States	$439,458	$446,412
Canada	55,110	59,939
Total long-lived assets	$494,568	$506,351

NOTE 16.             SUBSEQUENT EVENTS

Quarterly Dividend

On July 1, 2015, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 21, 2015. The dividend was paid using cash on hand on July 28, 2015 in an aggregate amount of $3.9 million.

Definitive Agreement

On August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac., Inc. (“Allstate”) subsidiary to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures.  The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2015, with the cash proceeds from the transaction expected to be used to repay indebtedness. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ.  As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. This interim financial information is the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2015

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

On August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac., Inc. (“Allstate”) subsidiary to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures.  The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2015, with the cash proceeds from the transaction expected to be used to repay indebtedness. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ.  As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015.

CUSTOMERS

We divide our Environmental Services segment customers into categories to better evaluate period-to-period changes in our treatment and disposal (“T&D”) revenue based on service mix and type of business (recurring customer “Base Business” or waste clean-up project “Event Business”). Each of these categories is described in the table below, along with information on the percentage of total T&D revenues by category, for the three and six months ended June 30, 2015 and 2014.

Customer		% of Treatment and Disposal Revenue (1),(2) for the Three Months Ended June 30,
Category	Description	2015	2014
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	48%	48%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	19%	19%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	14%	9%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	9%	17%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	6%	4%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	4%	3%

(1) Excludes all transportation service revenue

(2) Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

Customer		% of Treatment and Disposal Revenue (1),(2) for the Six Months Ended June 30,
Category	Description	2015	2014
Broker	Companies that collect and aggregate waste from their direct customers, generally comprised of Base Business with periodic Event Business for larger projects.	47%	47%

Other industry	Electric utilities, chemical manufacturers, steel mill and other industrial customers not included in other categories, comprised of both Base and Event Business.	17%	19%

Private Clean-up	Private sector clean-up project waste, typically Event Business.	13%	19%

Refinery	Petroleum refinery customers, comprised of both Base and Event Business.	13%	8%

Government	Federal and State government clean-up project waste, comprised of both Base and Event Business.	7%	4%

Rate regulated	Northwest and Rocky Mountain Compact customers paying rate-regulated disposal fees set by the State of Washington, predominantly Base Business.	3%	3%

(1) Excludes all transportation service revenue

(2) Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three and six months ended June 30, 2015, approximately 32% and 36%, respectively, of our T&D revenue, excluding EQ, was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended June 30, 2015, Base Business revenue, excluding EQ, increased 3% compared to the three months ended June 30, 2014. Base Business revenue was approximately 68% of total T&D revenue for the three months ended June 30, 2015, up from 61% for the three months ended June 30, 2014. For the six months ended June 30, 2015, Base Business revenue, excluding EQ, increased 5% compared to the six months ended June 30, 2014. Base Business revenue was approximately 64% of total T&D revenue for the six months ended June 30, 2015, up from 58% for the six months ended June 30, 2014. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Our operating results and percentage of revenues were as follows:

	Three Months Ended June 30,				2015 vs. 2014
$s in thousands	2015	%	2014	%	$ Change	% Change

Revenue
Environmental Services	$91,190	65%	$57,162	87%	$34,028	60%
Field & Industrial Services	48,542	35%	8,857	13%	39,685	448%

Total	139,732	100%	66,019	100%	73,713	112%

Gross Profit
Environmental Services	33,359	37%	22,958	40%	10,401	45%
Field & Industrial Services	8,111	17%	2,187	25%	5,924	271%

Total	41,470	30%	25,145	38%	16,325	65%

Selling, General & Administrative Expenses
Environmental Services	5,832	6%	3,419	6%	2,413	71%
Field & Industrial Services	6,163	13%	840	9%	5,323	634%
Corporate	10,680	n/a	9,868	n/a	812	8%

Total	22,675	16%	14,127	21%	8,548	61%

Adjusted EBITDA
Environmental Services	36,450	40%	24,723	43%	11,727	47%
Field & Industrial Services	5,026	10%	1,836	21%	3,190	174%
Corporate	(10,052)	n/a	(9,465)	n/a	(587)	6%

Total	$31,424	22%	$17,094	26%	$14,330	84%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest expense, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges and other income/expense, which are not considered part of usual business operations. The reconciliation of Adjusted EBITDA to Net Income is as follows:

	Three Months Ended June 30,		2015 vs. 2014
$s in thousands	2015	2014	$ Change	% Change

Adjusted EBITDA	$31,424	$17,094	$14,330	84%
Income tax expense	(5,055)	(4,247)	(808)	19%
Interest expense	(5,433)	(858)	(4,575)	533%
Interest income	6	39	(33)	-85%
Foreign currency gain	292	743	(451)	-61%
Other income	233	170	63	37%
Impariment charges	(6,700)	—	(6,700)	n/m
Depreciation and amortization of plant and equipment	(7,656)	(4,573)	(3,083)	67%
Amortization of intangibles	(3,304)	(862)	(2,442)	283%
Stock-based compensation	(627)	(255)	(372)	146%
Accretion and non-cash adjustment of closure and post-closure liabilities	(1,042)	(386)	(656)	170%

Net Income	$2,138	$6,865	$(4,727)	-69%

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

Revenue

Total revenue increased 112% to $139.7 million for the second quarter of 2015, compared with $66.0 million for the second quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed revenue of $89.2 million for the second quarter of 2015 and $14.6 million for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, total revenue decreased 2% to $50.5 million for the second quarter of 2015, compared with $51.5 million for the second quarter of 2014. Revenue from EQ is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

Environmental Services

Environmental Services segment revenue increased 60% to $91.2 million for the second quarter of 2015, compared to $57.2 million for the second quarter of 2014. The EQ operations, acquired June 17, 2014, contributed segment revenue of $40.7 million for the second quarter of 2015 and $5.7 million for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, segment revenue decreased 2% to $50.5 million for the second quarter of 2015, compared with $51.5 million for the second quarter of 2014. T&D revenue (excluding EQ) decreased 5% for the second quarter of 2015 compared to the second quarter of 2014, primarily as a result of a 23% decrease in project-based Event Business. Transportation service revenue (excluding EQ) increased 17% compared to the second quarter of 2014, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the second quarter of 2015, we disposed of or processed 233,000 tons of waste (excluding EQ), a decrease of 19% compared to 289,000 tons for the second quarter of 2014. Our average selling price for treatment and disposal services (excluding transportation and EQ) for the second quarter of 2015 was 17% higher than our average selling price for the second quarter of 2014, reflecting a more favorable service mix in 2015.

T&D revenue from recurring Base Business customers increased 3% for the second quarter of 2015 compared to the second quarter of 2014 and comprised 68% of total T&D revenue. As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our refinery Base Business customer category, partially offset by lower T&D revenue from our broker and “other industry” Base Business customer categories. Event Business revenue decreased 23% for the second quarter of 2015 compared to the second quarter of 2014 and was 32% of T&D revenue for the second quarter of 2015. As discussed further below, the decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from our private clean-up, broker and “other industry” Event Business customer categories, partially offset by higher T&D revenue from our refinery and government Event Business customer categories.

The following table summarizes combined Base Business and Event Business revenue growth by customer category for the second quarter of 2015 as compared to the second quarter of 2014:

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Refinery	52%
Government	42%
Rate regulated	6%
Broker	-7%
Other industry	-12%
Private clean-up	-47%

T&D revenue from our refinery customers increased 52% for the second quarter of 2015 compared to the second quarter of 2014, primarily reflecting higher volumes of thermal recycling projects directly from our refinery customers.

Government clean-up business revenue increased 42% for the second quarter of 2015 compared to the second quarter of 2014 due primarily to increased shipments from the U.S. Army Corps of Engineers (“USACE”). T&D revenue from the USACE increased approximately 104% for the second quarter of 2015 compared to the second quarter of 2014 due to project-specific timing at multiple USACE clean-up sites and federal spending increases.

Rate-regulated business at our Richland, Washington low-level radioactive waste (“LLRW”) disposal facility increased 6% for the second quarter of 2015 compared to the second quarter of 2014. Our Richland facility operates under a State-approved annual revenue requirement. The increase reflects the timing of revenue recognition for the rate-regulated portion of the business.

Our broker business decreased 7% for the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of changes in shipments across the broad range of government and industry waste generators directly served by multiple broker customers partially offset by increased volumes of brokered thermal recycling projects.

Revenues from our other industry customer category decreased 12% for the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of changes in shipments from this broadly diverse industrial customer category.

T&D revenue from private clean-up projects decreased 47% for the second quarter of 2015 compared to the second quarter of 2014. This decrease primarily reflects lower revenue from an East Coast clean-up project and other smaller remedial projects.

Field & Industrial Services

Field & Industrial Services segment revenue was $48.5 million for the second quarter of 2015 compared with $8.9 million for the second quarter of 2014, reflecting our 13 days of ownership in the second quarter of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations.

Gross Profit

Total gross profit increased 65% to $41.5 million for the second quarter of 2015, up from $25.1 million for the second quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed gross profit of $22.3 million for the second quarter of 2015 and $3.9 million for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, total gross profit decreased 10% to $19.2 million for the second quarter of 2015, compared with $21.2 million for the second quarter of 2014. Total gross margin for the second quarter of 2015 was 30%. Excluding EQ operations, total gross margin was 38%.

Environmental Services

Environmental Services segment gross profit increased 45% to $33.4 million for the second quarter of 2015, up from $23.0 million for the second quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed segment gross profit of $14.2 million for the second quarter of 2015 and $1.7 million for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, segment gross profit decreased 10% to $19.2 million for the second quarter of 2015, compared with $21.2 million for the second quarter of 2014. This decrease primarily reflects lower treatment and disposal volumes for the second quarter of 2015 compared to the second quarter of 2014. Total segment gross margin for the second quarter of 2015 was 37%. Excluding EQ operations, total segment margin was 38%. T&D gross margin (excluding EQ) was 47% for the second quarter of 2015 compared with 49% for the second quarter 2014.

Field & Industrial Services

Field & Industrial Services segment gross profit was $8.1 million and segment gross margin was 17% for the second quarter of 2015 compared with segment gross profit of $2.2 million and segment gross margin of 25% for the second quarter of 2014, reflecting our 13 days of ownership in the second quarter of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $22.7 million for the second quarter of 2015, up from $14.1 million for the second quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed SG&A of $14.8 million for the second quarter of 2015 and $2.3 million for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, total SG&A was $7.8 million, or 16% of total revenue for the second quarter of 2015, compared with $11.8 million, or 23% of total revenue for the second quarter of 2014.

Environmental Services

Environmental Services segment SG&A increased 71% to $5.8 million for the second quarter of 2015, up from $3.4 million for the second quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed segment SG&A of $3.1 million for the second quarter of 2015 and $502,000 for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, total segment SG&A was $2.7 million, or 5% of segment revenue for the second quarter of 2015, compared with $2.9 million, or 6% of segment revenue for the second quarter of 2014.

Field & Industrial Services

Field & Industrial Services segment SG&A was $6.2 million, or 13% of segment revenue, for the second quarter of 2015 compared with $840,000, or 9% of segment revenue, for the second quarter of 2014, reflecting our 13 days of ownership in the second quarter of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014.

Corporate

Corporate SG&A increased 8% to $10.7 million for the second quarter of 2015, up from $9.8 million for the second quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed corporate SG&A of $5.6 million for the second quarter of 2015 and $984,000 for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, total corporate SG&A was $5.1 million, or 10% of total revenue for the second quarter of 2015, compared with $8.9 million, or 17% of total revenue for the second quarter of 2014, primarily reflecting lower business development expenses in the second quarter of 2015 compared to the second quarter of 2014.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the second quarter of 2015, excluding impairment charges of $6.7 million, was 36.4% compared to 38.2% for the second quarter of 2014. The decrease primarily reflects lower non-tax deductible business development expenses in the second quarter of 2015 compared to the second quarter of 2014.

Interest expense

Interest expense was $5.4 million for the second quarter of 2015 compared with $858,000 for the second quarter of 2014. The increase is a result of higher debt levels and the related interest expense on borrowings under the Company’s credit facility used to finance the acquisition of EQ in June 2014.

Foreign currency gain

We recognized a $292,000 non-cash foreign currency gain for the second quarter of 2015 compared with a $743,000 non-cash foreign currency gain for the second quarter of 2014. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). Also, as part of our treasury management strategy, we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2015, we had $17.3 million of intercompany loans subject to currency revaluation.

Impairment charges

On August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac., Inc. (“Allstate”) subsidiary to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ.  See Note 16 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $7.7 million for the second quarter of 2015, compared with $4.6 million for the second quarter of 2014. The EQ operations, acquired on June 17, 2014, contributed depreciation and amortization expense of $4.2 million for the second quarter of 2015 and $680,000 for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, depreciation and amortization expense was $3.5 million for the second quarter of 2015, compared with $3.9 million for the second quarter of 2014.

Amortization of intangibles

Intangible assets amortization expense was $3.3 million for the second quarter of 2015, compared with $862,000 for the second quarter of 2014. Excluding $3.0 million of intangible assets amortization expense on new intangible assets recorded as a result of the acquisition of EQ on June 17, 2014, intangible assets amortization expense was $318,000 for the second quarter of 2015, compared with $356,000 for the second quarter of 2014.

Stock-based compensation

Stock-based compensation expense increased 146% to $627,000 for the second quarter of 2015, compared with $255,000 for the second quarter of 2014 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.0 million for the second quarter of 2015, compared with $386,000 for the second quarter of 2014. The EQ operations, acquired June 17, 2014, contributed accretion and non-cash adjustment of closure and post-closure liabilities of $603,000 during the second quarter of 2015 and $69,000 for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, accretion and non-cash adjustment of closure and post-closure liabilities was $439,000 for the second quarter of 2015, compared with $317,000 for the second quarter of 2014.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Our operating results and percentage of revenues were as follows:

	Six Months Ended June 30,				2015 vs. 2014
$s in thousands	2015	%	2014	%	$ Change	% Change

Revenue
Environmental Services	$182,615	66%	$110,516	93%	$72,099	65%
Field & Industrial Services	93,768	34%	8,857	7%	84,911	959%

Total	276,383	100%	119,373	100%	157,010	132%

Gross Profit
Environmental Services	67,383	37%	45,078	41%	22,305	49%
Field & Industrial Services	13,931	15%	2,187	25%	11,744	537%

Total	81,314	29%	47,265	40%	34,049	72%

Selling, General & Administrative Expenses
Environmental Services	11,422	6%	6,018	5%	5,404	90%
Field & Industrial Services	11,953	13%	840	9%	11,113	1323%
Corporate	24,193	n/a	13,905	n/a	10,288	74%

Total	47,568	17%	20,763	17%	26,805	129%

Adjusted EBITDA
Environmental Services	73,616	40%	48,767	44%	24,849	51%
Field & Industrial Services	8,098	9%	1,836	21%	6,262	341%
Corporate	(23,061)	n/a	(13,233)	n/a	(9,828)	74%

Total	$58,653	21%	$37,370	31%	$21,283	57%

Adjusted EBITDA

As discussed above, the primary financial measure used by management to assess segment performance is Adjusted EBITDA. The reconciliation of Adjusted EBITDA to Net Income is as follows:

	Six Months Ended June 30,		2015 vs. 2014
$s in thousands	2015	2014	$ Change	% Change

Adjusted EBITDA	$58,653	$37,370	$21,283	57%
Income tax expense	(7,957)	(9,474)	1,517	-16%
Interest expense	(11,127)	(944)	(10,183)	1079%
Interest income	47	83	(36)	-43%
Foreign currency loss	(775)	(197)	(578)	293%
Other income	769	256	513	200%
Impairment charges	(6,700)	—	(6,700)	n/m
Depreciation and amortization of plant and equipment	(15,135)	(8,412)	(6,723)	80%
Amortization of intangibles	(6,606)	(1,215)	(5,391)	444%
Stock-based compensation	(1,089)	(525)	(564)	107%
Accretion and non-cash adjustment of closure and post-closure liabilities	(2,077)	(716)	(1,361)	190%

Net Income	$8,003	$16,226	$(8,223)	-51%

Revenue

Total revenue increased 132% to $276.4 million for the first six months of 2015, compared with $119.4 million for the first six months of 2014. The EQ operations, acquired on June 17, 2014, contributed revenue of $173.8 million for the first six months of 2015 and $14.6 million for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, total revenue decreased 2% to $102.6 million for the first six months of 2015, compared with $104.8 million for the first six months of 2014. Revenue from EQ is excluded from percentages of Base and Event Business and customer category information in the following paragraphs.

Environmental Services

Environmental Services segment revenue increased 65% to $182.6 million for the first six months of 2015, compared to $110.5 million for the first six months of 2014. The EQ operations, acquired June 17, 2014, contributed segment revenue of $80.0 million for the first six months of 2015 and $5.7 million for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, segment revenue decreased 2% to $102.6 million for the first six months of 2015, compared with $104.8 million for the first six months of 2014. T&D revenue (excluding EQ) decreased 5% for the first six months of 2015 compared to the first six months of 2014, primarily as a result of a 20% decrease in project-based Event Business. Transportation service revenue (excluding EQ) increased 12% compared to the first six months of 2014, reflecting more Event Business projects utilizing the Company’s transportation and logistics services.

During the first six months of 2015, we disposed of or processed 465,000 tons of waste (excluding EQ), a decrease of 20% compared to 584,000 tons for the first six months of 2014. Our average selling price for treatment and disposal services (excluding transportation and EQ) for the first six months of 2015 was 16% higher than our average selling price for the first six months of 2014, reflecting a more favorable service mix in 2015.

T&D revenue from recurring Base Business customers increased 5% for the first six months of 2015 compared to the first six months of 2014 and comprised 64% of total T&D revenue. As discussed further below, the increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from our refinery and broker Base Business customer categories, partially offset by lower T&D revenue from our “other industry” Base Business customer category. Event Business revenue decreased 20% for the first six months of 2015 compared to the first six months of 2014 and was 36% of T&D revenue for the first six months of 2015. As discussed further below, the decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from our private clean-up, broker and “other industry” Event Business customer categories, partially offset by higher T&D revenue from our government and refinery Event Business customer categories.

The following table summarizes combined Base Business and Event Business revenue growth by customer category for the first six months of 2015 as compared to the first six months of 2014:

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Government	70%
Refinery	50%
Rate regulated	-1%
Broker	-5%
Other industry	-16%
Private clean-up	-35%

Government clean-up business revenue increased 70% for the first six months of 2015 compared to the first six months of 2014 due primarily to increased shipments from the USACE. T&D revenue from the USACE increased approximately 243% for the first six months of 2015 compared to the first six months of 2014 due to project-specific timing at multiple USACE clean-up sites and federal spending increases.

T&D revenue from our refinery customers increased 50% for the first six months of 2015 compared to the first six months of 2014, primarily reflecting higher volumes of thermal recycling projects directly from our refinery customers.

Our broker business decreased 5% for the first six months of 2015 compared to the first six months of 2014 primarily as a result of changes in shipments across the broad range of government and industry waste generators directly served by multiple broker customers partially offset by increased volumes of brokered thermal recycling projects.

Revenues from our other industry customer category decreased 16% for the first six months of 2015 compared to the first six months of 2014 primarily as a result of changes in shipments from this broadly diverse industrial customer category.

T&D revenue from private clean-up projects decreased 35% for the first six months of 2015 compared to the first six months of 2014. This decrease primarily reflects lower revenue from an East Coast clean-up project and other smaller remedial projects.

Field & Industrial Services

Field & Industrial Services segment revenue was $93.8 million for the first six months of 2015 compared with $8.9 million for the first six months of 2014, reflecting our 13 days of ownership in the first six months of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations.

Gross Profit

Total gross profit increased 72% to $81.3 million for the first six months of 2015, up from $47.3 million for the first six months of 2014. The EQ operations, acquired on June 17, 2014, contributed gross profit of $41.1 million for the first six months of 2015 and $3.9 million for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, total gross profit decreased 7% to $40.2 million for the first six months of 2015, compared with $43.4 million for the first six months of 2014. Total gross margin for the first quarter of 2015 was 29%. Excluding EQ operations, total gross margin was 39%.

Environmental Services

Environmental Services segment gross profit increased 49% to $67.4 million for the first six months of 2015, up from $45.1 million for the first six months of 2014. The EQ operations, acquired on June 17, 2014, contributed segment gross profit of $27.2 million for the first six months of 2015 and $1.7 million for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, segment gross profit decreased 7% to $40.2 million for the first six months of 2015, compared with $43.4 million for the first six months of 2014. This decrease primarily reflects lower treatment and disposal volumes for the first six months of 2015 compared to the first six months of 2014. Total segment gross margin for the first six months of 2015 was 37%. Excluding EQ operations, total segment margin was 39%. T&D gross margin (excluding EQ) was 48% for the first six months of 2015 compared with 49% for the first six months 2014.

Field & Industrial Services

Field & Industrial Services segment gross profit was $13.9 million and segment gross margin was 15% for the first six months of 2015 compared with segment gross profit of $2.2 million and segment gross margin of 25% for the first six months of 2014, reflecting our 13 days of ownership in the first six months of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $47.6 million for the first six months of 2015, up from $20.8 million for the first six months of 2014. The EQ operations, acquired on June 17, 2014, contributed SG&A of $30.2 million for the first six months of 2015 and $2.3 million for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, total SG&A was $17.4 million, or 17% of total revenue for the first six months of 2015, compared with $18.4 million, or 18% of total revenue for the first six months of 2014.

Environmental Services

Environmental Services segment SG&A increased 90% to $11.4 million for the first six months of 2015, up from $6.0 million for the first six months of 2014. The EQ operations, acquired on June 17, 2014, contributed segment SG&A of $6.2 million for the first six months of 2015 and $503,000 for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, total segment SG&A was $5.2 million, or 5% of segment revenue for the first six months of 2015, compared with $5.5 million, or 5% of segment revenue for the first six months of 2014.

Field & Industrial Services

Field & Industrial Services segment SG&A was $12.0 million, or 13% of segment revenue, for the first six months of 2015 compared with $840,000, or 9% of segment revenue, for the first six months of 2014, reflecting our 13 days of ownership in the first six months of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014.

Corporate

Corporate SG&A increased 74% to $24.2 million for the first six months of 2015, up from $13.9 million for the first six months of 2014. The EQ operations, acquired on June 17, 2014, contributed corporate SG&A of $12.0 million for the first six months of 2015 and $983,000 for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, total corporate SG&A was $12.2 million, or 12% of total revenue for the first six months of 2015, compared with $12.9 million, or 12% of total revenue for the first six months of 2014, primarily reflecting lower business development expenses, partially offset by higher labor costs and professional fees and expenses in the first six months of 2015 compared to the first six months of 2014.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first six months of 2015 was 35.1%, excluding impairment charges of $6.7 million, compared to 36.9% for the first six months of 2014. The decrease primarily reflects lower non-tax deductible business development expenses in the first six months of 2015 compared to the first six months of 2014.

Interest expense

Interest expense was $11.1 million for the first six months of 2015 compared with $944,000 in the first six months of 2014. The increase is a result of higher debt levels and the related interest expense on borrowings under the Company’s credit facility used to finance the acquisition of EQ in June 2014.

Foreign currency loss

We recognized a $775,000 non-cash foreign currency loss for the first six months of 2015 compared with a $197,000 non-cash foreign currency loss in the first six months of 2014. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). Also, as part of our treasury management strategy, we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2015, we had $17.3 million of intercompany loans subject to currency revaluation.

Impairment charges

On August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac., Inc. (“Allstate”) subsidiary to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ.  See Note 16 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $15.1 million for the first six months of 2015, compared with $8.4 million for the first six months of 2014. The EQ operations, acquired on June 17, 2014, contributed depreciation and amortization expense of $8.2 million for the first six months of 2015 and $680,000 for our 13 days of ownership in the first six months of 2014. Excluding EQ operations, depreciation and amortization expense was $6.9 million for the first six months of 2015, compared with $7.7 million for the first six months of 2014.

Amortization of intangibles

Intangible assets amortization expense was $6.6 million for the first six months of 2015, compared with $1.2 million for the first six months of 2014. Excluding $6.0 million of intangible assets amortization expense on new intangible assets recorded as a result of the acquisition of EQ on June 17, 2014, intangible assets amortization expense was $634,000 for the first six months of 2015, compared with $709,000 for the first six months of 2014.

Stock-based compensation

Stock-based compensation expense increased 107% to $1.1 million for the first six months of 2015, compared with $525,000 for the first six months of 2014 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $2.1 million for the first six months of 2015, compared with $716,000 for the first six months of 2014. The EQ operations, acquired June 17, 2014, contributed accretion and non-cash adjustment of closure and post-closure liabilities of $1.2 million during the first quarter of 2015 and $69,000 for our 13 days of ownership in the second quarter of 2014. Excluding EQ operations, accretion and non-cash adjustment of closure and post-closure liabilities was $878,000 for the first six months of 2015, compared with $647,000 for the first six months of 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At June 30, 2015, we had $13.1 million in cash and cash equivalents immediately available and $119.5 million of borrowing capacity available under our Revolving Credit Facility (as defined below). We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement (as defined below) provide additional sources of liquidity should they be required.

Operating Activities

For the six months ended June 30, 2015, net cash provided by operating activities was $50.4 million. This primarily reflects net income of $8.0 million, non-cash impairment charges of $6.7 million, non-cash depreciation, amortization and accretion of $23.8 million, a decrease in accounts receivable of $17.0 million, a decrease in income taxes receivable of $6.3 million, a decrease in other assets of $3.4 million and unrealized foreign currency losses of $1.5 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.2 million, a decrease in deferred revenue of $6.1 million, a decrease in deferred income taxes of $3.1 million, a decrease in closure and post-closure obligations of $2.1 million and a decrease in accrued salaries and benefits of $1.6 million. Impacts on net income are due to the factors discussed above under Results of Operations. Non-cash foreign currency losses reflect a weaker CAD relative to the USD in the first six months of 2015. The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2015 for accrued fiscal year 2014 incentive compensation. The decrease in closure and post-closure obligations is primarily attributable to payments made for closure and post-closure activities primarily at our closed landfills.

Days sales outstanding were 80 days as of June 30, 2015, compared to 77 days as of December 31, 2014 and 70 days, excluding EQ, as of June 30, 2014. The increase in days sales outstanding is attributable to the increase in revenue from waste management services as a result of our acquisition of EQ on June 17, 2014. Due to the higher number of smaller customers, waste management services provided by our new Field & Industrial Services segment have a longer payment cycle than waste treatment and disposal services provided by our Environmental Services segment.

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

Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities was $19.1 million, primarily related to capital expenditures of $19.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and Robstown, Texas locations and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

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

Financing Activities

For the six months ended June 30, 2015, net cash used in financing activities was $40.9 million, consisting primarily of $33.9 million of payments on the Company’s term loan and $7.8 million of dividend payments to our stockholders.

For the six months ended June 30, 2014, net cash provided by financing activities was $393.8 million, consisting primarily of $414.0 million of net proceeds from the Company’s term loan used to partially finance the acquisition of EQ, offset in part by $14.1 million of deferred financing costs associated with the Company’s Credit Agreement and $7.8 million of dividend payments to our stockholders.

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At June 30, 2015, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.66%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $245.0 million, or 68%, of the Term Loan principal outstanding as of June 30, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2015, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $119.5 million with $5.5 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 9, of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2015. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At June 30, 2015, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of June 30, 2015, there were $361.7 million of borrowings outstanding under the Term Loan, bearing an effective interest rate of 4.66% (including the impact of our interest rate swap), and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $361.7 million under our Credit Agreement at June 30, 2015 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $555,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the six months ended June 30, 2015, Stablex transacted approximately 57% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2015, we had $17.3 million of intercompany loans outstanding between Stablex and US Ecology. During the six months ended June 30, 2015, the CAD weakened as compared to the USD resulting in a $924,000 non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statements of Operations related to the intercompany loans. Based on intercompany balances as of June 30, 2015, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2015 would have generated a gain or loss of approximately $173,000 for the six months ended June 30, 2015.

We had a total pre-tax foreign currency loss of $775,000 for the six months ended June 30, 2015. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

EQ Industrial Services, Inc., a wholly-owned subsidiary of the Company, leased a property in Wrentham, Massachusetts from KDM Land Company, LLC (“KDM”) under a lease that was in effect prior to the Company’s acquisition of EQ in June 2014. One of our directors, David Lusk, is a 29% owner of KDM. On March 20, 2015, EQ Northeast, Inc., a wholly-owned subsidiary of the Company, acquired the Wrentham, Massachusetts property from KDM for $1.1 million.

EQ Industrial Services, Inc. also leased a property in Ypsilanti, Michigan from KDM for $10,000 per month under a lease that was in effect prior to the Company’s acquisition of EQ in June 2014. On March 20, 2015, EQ Industrial Services, Inc. paid KDM $150,000 to terminate the lease for the Ypsilanti, Michigan property.

ITEM 6.                        EXHIBITS

10.1	US Ecology, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2015).*

10.2	Form of Performance Stock Unit Award Agreement.*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 7, 2015	/s/ Eric L. Gerratt
Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer