Form 10-Q
period 2015-09-30
US ECOLOGY, INC.
filed 2015-11-04
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

At October 30, 2015, there were 21,735,305 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2015	December 31, 2014 As Adjusted
Assets

Current Assets:
Cash and cash equivalents	$9,350	$22,971
Receivables, net	104,283	135,261
Prepaid expenses and other current assets	10,241	11,984
Income taxes receivable	332	6,912
Deferred income taxes	2,599	2,109
Assets held for sale	78,775	—
Total current assets	205,580	179,237

Property and equipment, net	204,387	227,684
Restricted cash and investments	5,773	5,729
Intangible assets, net	243,187	278,667
Goodwill	194,825	217,609
Other assets	9,624	11,308
Deferred income taxes	—	85
Total assets	$863,376	$920,319

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$16,745	$24,513
Deferred revenue	7,212	13,190
Accrued liabilities	28,119	36,251
Accrued salaries and benefits	10,624	13,322
Income taxes payable	1,730	4,124
Current portion of closure and post-closure obligations	4,402	5,359
Current portion of long-term debt	3,505	3,828
Liabilities associated with assets held for sale	20,240	—
Total current liabilities	92,577	100,587

Long-term closure and post-closure obligations	67,061	67,511
Long-term debt	356,410	390,825
Other long-term liabilities	7,351	4,336
Deferred income taxes	87,771	105,723
Total liabilities	611,170	668,982

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,735 and 21,632 shares issued, respectively	217	216
Additional paid-in capital	168,978	165,524
Retained earnings	99,509	93,301
Treasury stock, at cost, 1 shares	(60)	(18)
Accumulated other comprehensive loss	(16,438)	(7,686)
Total stockholders’ equity	252,206	251,337
Total liabilities and stockholders’ equity	$863,376	$920,319

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$148,414	$170,864	$424,797	$290,237
Direct operating costs	102,474	118,556	297,543	190,664
Gross profit	45,940	52,308	127,254	99,573
Selling, general and administrative expenses	23,507	25,508	71,075	46,271
Impairment charges	—	—	6,700	—
Operating income	22,433	26,800	49,479	53,302
Other income (expense):
Interest income	17	11	64	94
Interest expense	(5,081)	(4,543)	(16,208)	(5,488)
Foreign currency loss	(994)	(830)	(1,769)	(1,027)
Other	387	301	1,156	557
Total other expense	(5,671)	(5,061)	(16,757)	(5,864)
Income before income taxes	16,762	21,739	32,722	47,438
Income tax expense	6,858	8,406	14,815	17,880
Net income	$9,904	$13,333	$17,907	$29,558

Earnings per share:
Basic	$0.46	$0.62	$0.83	$1.37
Diluted	$0.46	$0.61	$0.82	$1.37

Shares used in earnings per share calculation:
Basic	21,655	21,570	21,619	21,526
Diluted	21,749	21,680	21,723	21,649

Dividends paid per share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$9,904	$13,333	$17,907	$29,558
Other comprehensive income (loss):
Foreign currency translation loss	(3,590)	(2,156)	(6,761)	(2,078)
Net changes in interest rate hedge, net of taxes of ($981), $0, ($1,072) and $0, respectively	(1,821)	—	(1,991)	—
Comprehensive income, net of tax	$4,493	$11,177	$9,155	$27,480

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,907	$29,558
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	6,700	—
Depreciation and amortization of property and equipment	21,726	16,730
Amortization of intangible assets	9,558	5,233
Accretion of closure and post-closure obligations	3,208	1,675
Unrealized foreign currency loss	2,740	1,453
Deferred income taxes	(4,015)	2,407
Share-based compensation expense	1,736	869
Unrecognized tax benefits	—	(424)
Net loss on disposal of property and equipment	935	86
Amortization of debt discount	111	37
Changes in assets and liabilities (net of effect of business acquisition):
Receivables	7,221	(20,938)
Income taxes receivable	6,560	(17)
Other assets	1,785	(3,219)
Accounts payable and accrued liabilities	(5,256)	2,449
Deferred revenue	(5,371)	391
Accrued salaries and benefits	(1,877)	(1,949)
Income taxes payable	(2,317)	(2,281)
Closure and post-closure obligations	(4,386)	(879)
Net cash provided by operating activities	56,965	31,181

Cash flows from investing activities:
Purchases of property and equipment	(25,693)	(17,910)
Purchases of restricted cash and investments	(848)	(40)
Proceeds from sale of restricted cash and investments	804	662
Proceeds from sale of property and equipment	404	120
Business acquisition (net of cash acquired)	—	(465,895)
Net cash used in investing activities	(25,333)	(483,063)

Cash flows from financing activities:
Payments on long-term debt	(34,848)	(1,038)
Dividends paid	(11,700)	(11,640)
Proceeds from revolving credity facility	9,379	—
Payments on revolving credit facility	(9,379)	—
Proceeds from exercise of stock options	1,664	1,445
Proceeds from issuance of long-term debt	—	413,962
Deferred financing costs paid	—	(14,001)
Other	7	204
Net cash (used in) provided by financing activities	(44,877)	388,932

Effect of foreign exchange rate changes on cash	(376)	(69)
Decrease in cash and cash equivalents	(13,621)	(63,019)
Cash and cash equivalents at beginning of period	22,971	73,940
Cash and cash equivalents at end of period	$9,350	$10,921

Supplemental Disclosures
Income taxes paid, net of receipts	$18,723	$17,494
Interest paid	$14,406	$4,145
Non-cash investing and financing activities:
Closure and post-closure retirement asset	$—	$2,863
Capital expenditures in accounts payable	$3,420	$2,378
Restricted stock issued from treasury shares	$292	$546

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the entire fiscal year. In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

The Company’s Consolidated Balance Sheet as of December 31, 2014 has been derived from the Company’s audited Consolidated Balance Sheet as of that date and has been revised for purchase price measurement period adjustments related to the acquisition of EQ as disclosed in Note 2. Additionally, on August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group. We completed the sale of Allstate on November 1, 2015. All September 30, 2015 carrying amounts of assets and liabilities of Allstate have been classified as held for sale in our Consolidated Balance Sheets as disclosed in Note 3.

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

Held for Sale

We report a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation and amortization expense are not recorded on long-lived assets of a business classified as held for sale. Assets and liabilities related to a business classified as held for sale are segregated in the September 30, 2015 unaudited Consolidated Balance Sheets and major classes are separately disclosed in the notes to the unaudited consolidated financial statements commencing in the period in which the business is classified as held for sale.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. We are currently assessing the impact the adoption of ASU 2014-09 may have on our consolidated financial statements.

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

	(unaudited)	(unaudited)
	Three Months Ended	Nine Months Ended
$s in thousands, except per share amounts	September 30, 2014	September 30, 2014
Pro forma combined:
Revenue	$170,894	$458,091
Net income	$13,333	$24,835
Earnings per share
Basic	$0.62	$1.15
Diluted	$0.61	$1.15

Revenue from EQ included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015 was $95.0 million and $268.8 million, respectively. Operating income from EQ included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015 was $11.8 million and $16.1 million, respectively. Acquisition-related costs of $150,000 and $1.1 million, respectively, were included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015.

NOTE 3.                    DISPOSITION

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represents the majority of the industrial services business and is included in our Field and Industrial Services segment, which we acquired with the acquisition of EQ. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015. On November 1, 2015, we completed the sale of Allstate. The sale of Allstate does not meet the requirements to be reported as a discontinued operation as defined in ASU 2014-08. For additional information on the sale of Allstate, see Note 17.

Income before income taxes from Allstate included in the Company’s consolidated statements of operations for the three months ended September 30, 2015 and 2014 was $1.7 million and $265,000, respectively. For the nine months ended September 30, 2015 and 2014, loss before income taxes from Allstate was $5.7 million and income before income taxes from Allstate was $301,000, respectively. Loss before income taxes for the nine months ended September 30, 2015, includes a non-cash goodwill impairment charge of $6.4 million.

The carrying amounts of major classes of assets and liabilities of Allstate classified as held for sale in our consolidated balance sheet are as follows:

September 30,
$s in thousands	2015

Receivables, net	$22,340
Prepaid expenses and other current assets	1,555
Property and equipment, net	19,484
Intangible assets, net	21,824
Goodwill	13,572
Total assets held for sale	$78,775

Accounts payable	6,108
Accrued liabilities	1,616
Accrued salaries and benefits	568
Deferred income taxes	11,948
Total liabilities held for sale	$20,240

NOTE 4.                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign Currency Translation	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2014	$(5,648)	$(2,038)	$(7,686)
Other comprehensive loss before reclassifications, net of tax	(6,761)	(3,706)	(10,467)
Amounts reclassified out of AOCI, net of tax (1)	—	1,715	1,715
Other comprehensive loss	(6,761)	(1,991)	(8,752)
Balance at September 30, 2015	$(12,409)	$(4,029)	$(16,438)

(1)         Before-tax reclassifications of $871,000 ($566,000 after-tax) and $2.6 million ($1.7 million after-tax) for the three and nine months ended September 30, 2015, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amount relates to interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.5 million ($2.3 million after tax).

NOTE 5.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2015. Revenue from a single customer accounted for approximately 12% and 10% of total revenue for the three and nine months ended September 30, 2014, respectively. No customer accounted for more than 10% of total trade receivables as of September 30, 2015 or December 31, 2014.

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

NOTE 6.                    RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2015	2014

Trade	$77,593	$116,218
Unbilled revenue	27,703	17,857
Other	2,059	1,890
Total receivables	107,355	135,965
Allowance for doubtful accounts	(3,072)	(704)
Receivables, net	$104,283	$135,261

NOTE 7.                    FAIR VALUE MEASUREMENTS

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. The fair value of the Company’s debt approximated its carrying amount as of September 30, 2015.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2015
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$401	$3,614	$—	$4,015
Money market funds (2)	1,758	—	—	1,758
Total	$2,159	$3,614	$—	$5,773

Liabilities:
Interest rate swap agreement (3)	$—	$6,199	$—	$6,199
Total	$—	$6,199	$—	$6,199

	December 31, 2014
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$400	$3,590	$—	$3,990
Money market funds (2)	1,739	—	—	1,739
Total	$2,139	$3,590	$—	$5,729

Liabilities:
Interest rate swap agreement (3)	$—	$3,136	$—	$3,136
Total	$—	$3,136	$—	$3,136

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

(3)         In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet.

NOTE 8.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2015	2014

Cell development costs	$120,032	$120,878
Land and improvements	31,811	33,002
Buildings and improvements	69,883	74,518
Railcars	17,375	17,375
Vehicles and other equipment	86,527	98,877
Construction in progress	18,879	10,831
Total property and equipment	344,507	355,481
Accumulated depreciation and amortization	(140,120)	(127,797)
Property and equipment, net	$204,387	$227,684

Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $6.6 million and $8.3 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $21.7 million and $16.7 million, respectively.

NOTE 9.                    GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2015 consisted of the following:

$s in thousands	Environmental Services	Field & Industrial Services	Total
Balance at December 31, 2014 (1)	$152,396	$65,213	$217,609
Impairment charges (2)	—	(6,700)	(6,700)
Classified as held for sale (3)	—	(13,572)	(13,572)
Foreign currency translation	(2,512)	—	(2,512)
Balance at September 30, 2015	$149,884	$44,941	$194,825

(1)         Balances have been revised to reflect purchase accounting measurement period adjustments related to the acquisition of EQ as disclosed in Note 2.

(2)         As disclosed in Notes 3, on August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015. We calculated the estimated fair value of the industrial services business using a combination of quoted market prices and discounted cash flows.

(3)         Amounts relate to sale of Allstate as disclosed in Note 3.

Intangible assets, net consisted of the following:

	September 30, 2015			December 31, 2014
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$110,357	$(6,085)	$104,272	$113,693	$(4,427)	$109,266
Customer relationships	82,124	(7,728)	74,396	103,086	(4,488)	98,598
Technology - formulae and processes	6,790	(1,037)	5,753	7,844	(1,009)	6,835
Customer backlog	3,652	(469)	3,183	4,600	(246)	4,354
Tradename	4,318	(1,850)	2,468	5,481	(979)	4,502
Developed software	2,908	(605)	2,303	3,745	(428)	3,317
Non-compete agreements	732	(610)	122	920	(462)	458
Internet domain and website	540	(36)	504	869	(24)	845
Database	388	(79)	309	667	(72)	595
Total amortizing intangible assets	211,809	(18,499)	193,310	240,905	(12,135)	228,770
Nonamortizing intangible assets:
Permits and licenses	49,750	—	49,750	49,750	—	49,750
Tradename	127	—	127	147	—	147
Total intangible assets, net	$261,686	$(18,499)	$243,187	$290,802	$(12,135)	$278,667

Amortization expense for the three months ended September 30, 2015 and 2014 was $3.0 million and $4.0 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $9.6 million and $5.2 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 10.             DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
$s in thousands	2015	2014

Term loan	$360,767	$395,616
Net discount on term loan	(852)	(963)
Total debt	359,915	394,653
Current portion of long-term debt	(3,505)	(3,828)
Long-term debt	$356,410	$390,825

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At September 30, 2015, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.67%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $240.0 million, or 67%, of the Term Loan principal outstanding as of September 30, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2015, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $118.2 million with $6.8 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At September 30, 2015, we were in compliance with all of the financial covenants in the Credit Agreement.

NOTE 11.             CLOSURE AND POST-CLOSURE OBLIGATIONS

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2015	September 30, 2015

Closure and post-closure obligations, beginning of period	$72,690	$72,870
Accretion expense	1,132	3,208
Payments	(2,250)	(4,386)
Currency translation	(109)	(229)
Closure and post-closure obligations, end of period	71,463	71,463
Less current portion	(4,402)	(4,402)
Long-term portion	$67,061	$67,061

NOTE 12.             INCOME TAXES

Our effective tax rate for the three months ended September 30, 2015 was 40.9%, up from 38.7% for the three months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 45.3%, up from 37.7% for the nine months ended September 30, 2014. The increase for the three months ended September 30, 2015 primarily reflects a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate rate, partially offset by lower non-tax deductible business development expenses. The increase for the nine months ended September 30, 2015 primarily reflects non-deductible impairment charges of $6.7 million, and a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate rate, partially offset by lower non-tax deductible business development expenses.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service as well as income tax returns in various states and Canada. We may be subject to examination by taxing authorities in the U.S. and Canada for tax years 2011 through 2014. Additionally, we may be subject to examinations by various state and local taxing jurisdictions for tax years 2010 through 2014.

NOTE 13.             EARNINGS PER SHARE

	Three Months Ended September 30,
$s and shares in thousands, except per share	2015		2014
amounts	Basic	Diluted	Basic	Diluted
Net income	$9,904	$9,904	$13,333	$13,333
Weighted average basic shares outstanding	21,655	21,655	21,570	21,570

Dilutive effect of stock-based awards		94		110
Weighted average diluted shares outstanding		21,749		21,680

Earnings per share	$0.46	$0.46	$0.62	$0.61
Anti-dilutive shares excluded from calculation		181		78

	Nine Months Ended September 30,
$s and shares in thousands, except per share	2015		2014
amounts	Basic	Diluted	Basic	Diluted
Net income	$17,907	$17,907	$29,558	$29,558
Weighted average basic shares outstanding	21,619	21,619	21,526	21,526

Dilutive effect of stock-based awards		104		123
Weighted average diluted shares outstanding		21,723		21,649

Earnings per share	$0.83	$0.82	$1.37	$1.37
Anti-dilutive shares excluded from calculation		192		50

NOTE 14.             EQUITY

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. We will cease to grant equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (“Previous Plans”), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1.5 million shares of common stock for grant over the life of the Omnibus Plan.

Performance Stock Units

On May 27, 2015, the Company granted 6,929 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2015, based on total stockholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $65.78 per unit. Compensation expense is recorded over the awards’ vesting period.

The following table presents the assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted on May 27, 2015:

Expected volatility	29.30%
Stock price on grant date	$46.89
Risk-free interest rate	0.86%
Expected term (years)	2.6
Expected dividend yield	1.50%

Stock Options and Restricted Stock

During the nine months ended September 30, 2015, option holders exercised 73,601 options with a weighted-average exercise price of $24.05 per option. Option holders exercised 3,334 of these options via net share settlement. During the nine months ended September 30, 2015, the Company issued 6,583 shares of restricted stock from our treasury stock at an average cost of $44.34 per share.

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

NOTE 16.   OPERATING SEGMENTS

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended September 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$76,079	$—	$—	$76,079
Services Revenue:
Transportation and Logistics (1)	20,191	5,694	—	25,885
Industrial Cleaning (2)	—	27,532	—	27,532
Technical Services (3)	—	16,584	—	16,584
Remediation (4)	—	1,253	—	1,253
Other (5)	—	1,081	—	1,081
Total Revenue	$96,270	$52,144	$—	$148,414

Depreciation, amortization and accretion	$8,664	$1,885	$126	$10,675
Capital expenditures	$4,480	$1,401	$436	$6,317
Total assets	$599,136	$201,627	$62,613	$863,376

	Three Months Ended September 30, 2014
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$84,778	$—	$—	$84,778
Services Revenue:
Transportation and Logistics (1)	23,256	11,657	—	34,913
Industrial Cleaning (2)	—	22,142	—	22,142
Technical Services (3)	—	15,985	—	15,985
Remediation (4)	—	11,814	—	11,814
Other (5)	—	1,232	—	1,232
Total Revenue	$108,034	$62,830	$—	$170,864

Depreciation, amortization and accretion	$9,748	$3,271	$276	$13,295
Capital expenditures	$4,924	$3,822	$506	$9,252
Total assets	$627,340	$229,971	$59,838	$917,149

	Nine Months Ended September 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$224,007	$—	$—	$224,007
Services Revenue:
Transportation and Logistics (1)	54,878	19,986	—	74,864
Industrial Cleaning (2)	—	69,980	—	69,980
Technical Services (3)	—	46,807	—	46,807
Remediation (4)	—	5,492	—	5,492
Other (5)	—	3,647	—	3,647
Total Revenue	$278,885	$145,912	$—	$424,797

Depreciation, amortization and accretion	$26,167	$7,920	$405	$34,492
Capital expenditures	$17,564	$6,250	$1,879	$25,693
Total assets	$599,136	$201,627	$62,613	$863,376

	Nine Months Ended September 30, 2014
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$178,254	$—	$—	$178,254
Services Revenue:
Transportation and Logistics (1)	41,012	12,895	—	53,907
Industrial Cleaning (2)	—	25,827	—	25,827
Technical Services (3)	—	17,994	—	17,994
Remediation (4)	—	12,841	—	12,841
Other (5)	—	1,414	—	1,414
Total Revenue	$219,266	$70,971	$—	$290,237

Depreciation, amortization and accretion	$19,415	$3,759	$464	$23,638
Capital expenditures	$12,751	$4,410	$749	$17,910
Total assets	$627,340	$229,971	$59,838	$917,149

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

(3)         Includes such services as Total Waste Management (“TWM”) programs, retail services, laboratory packing, less-than-truck-load (“LTL”) service and Household Hazardous Waste (“HHW”) collection.

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

A reconciliation of Adjusted EBITDA to Net Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2015	2014	2015	2014
Adjusted EBITDA:
Environmental Services	$39,244	$45,483	$112,859	$94,966
Field & Industrial Services	5,611	6,136	13,709	7,256
Corporate	(11,101)	(11,180)	(34,161)	(24,413)
Total	33,754	40,439	92,407	77,809

Reconciliation to Net income:
Income tax expense	(6,858)	(8,406)	(14,815)	(17,880)
Interest expense	(5,081)	(4,543)	(16,208)	(5,488)
Interest income	17	11	64	94
Foreign currency loss	(994)	(830)	(1,769)	(1,027)
Other income	387	301	1,156	557
Impairment charges	—	—	(6,700)	—
Depreciation and amortization of plant and equipment	(6,591)	(8,318)	(21,726)	(16,730)
Amortization of intangibles	(2,952)	(4,018)	(9,558)	(5,233)
Stock-based compensation	(646)	(344)	(1,736)	(869)
Accretion and non-cash adjustment of closure & post-closure liabilities	(1,132)	(959)	(3,208)	(1,675)
Net income	$9,904	$13,333	$17,907	$29,558

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2015	2014	2015	2014
United States	$138,367	$155,043	$392,698	$243,689
Canada	10,047	15,821	32,099	46,548
Total revenue	$148,414	$170,864	$424,797	$290,237

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	September 30,	December 31,
$s in thousands	2015	2014
United States	$396,295	$446,412
Canada	51,279	59,939
Total long-lived assets	$447,574	$506,351

NOTE 17.             SUBSEQUENT EVENTS

Quarterly Dividend

On October 1, 2015, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 21, 2015. The dividend was paid using cash on hand on October 28, 2015 in an aggregate amount of $3.9 million.

Allstate Disposition

On November 1, 2015, we completed the sale of Allstate for cash proceeds of $58.8 million, subject to post-closing adjustments for working capital. See Note 3 for additional information on the sale of Allstate including Income before income taxes and details on the major classes of assets and liabilities of Allstate classified as held for sale as of September 30, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

US Ecology, Inc.

Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2015, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. This interim financial information is the responsibility of the Company’s management.

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
November 4, 2015

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

On August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Cash proceeds from the transaction are expected to be used to repay indebtedness. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ.  As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015. On November 1, 2015, we completed the sale of Allstate, for cash proceeds of $58.8 million, subject to post-closing adjustments for working capital. See Note 3 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information on the sale of Allstate including Income before income taxes and details on the major classes of assets and liabilities of Allstate classified as held for sale as of September 30, 2015.

In conjunction with the continued integration of EQ we have changed and conformed the categories used to evaluate period-to-period changes in our treatment and disposal (“T&D”) revenue for our Environmental Services segment. Historically, legacy US Ecology divided T&D revenue into groups based on the industry of the customer. In order to provide better insight into the underlying drivers of our waste volumes and related T&D revenues, beginning with the third quarter of 2015, we will evaluate period-to-period changes in our ES segment T&D revenues based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes.

Additionally, we have changed and conformed how we define “Base Business” and “Event Business”. Previously, US Ecology defined Event Business as non-recurring waste cleanup projects regardless of size, with Base Business representing all recurring business.

Beginning with the third quarter of 2015, we now define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. We believe the new definitions are a better representation of Base and Event Business and will provide better insight into ES segment T&D revenues.  Throughout this document, and in our discussions of our results for the three and nine months ended September 30, 2015, prior periods presented have been recast based on the new definitions.

The composition of Environmental Services segment T&D revenues by waste generator industry for the three and nine months ended September 30, 2015 and 2014 were as follows:

	% of Treatment and Disposal Revenue (1) for the Three Months Ended September 30,
Generator Industry	2015	2014
Chemical Manufacturing	16%	23%
Metal Manufacturing	14%	15%
Broker / Treatment, Storage & Disposal Facilities (“TSDF”)	14%	13%
General Manufacturing	12%	10%
Refining	10%	8%
Government	8%	7%
Mining, Exploration & Production	2%	4%
Transportation	3%	3%
Utilities	4%	3%
Waste Management & Remediation	2%	3%
Other (2)	15%	11%

(1) Excludes all transportation service revenue

(2) Includes retail and wholesale trade, rate regulated, construction and other industries

	% of Treatment and Disposal Revenue (1),(2) for the Nine Months Ended September 30,
Generator Industry	2015	2014
Chemical Manufacturing	16%	24%
Broker / TSDF	17%	16%
Refining	17%	13%
Metal Manufacturing	11%	12%
General Manufacturing	7%	7%
Mining, Exploration and Production	4%	6%
Government	8%	5%
Transportation	2%	4%
Utilities	5%	3%
Waste Management & Remediation	2%	2%
Other (3)	11%	8%

(1) Excludes all transportation service revenue

(2) Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

(3) Includes retail and wholesale trade, rate regulated, construction and other industries

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended September 30, 2015, Event Business revenue decreased 22% compared to the three months ended September 30, 2014. Event Business revenue was approximately 24% of total T&D revenue for the three months ended September 30, 2015, down from 28% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Event Business revenue (excluding EQ) decreased 18% compared to the nine months ended September 30, 2014. Event Business revenue, excluding EQ, was approximately 28% of total T&D revenue for the nine months ended September 30, 2015, down from 32% for the nine months ended September 30, 2014.

For the three months ended September 30, 2015, Base Business revenue decreased 7% compared to the three months ended September 30, 2014. Base Business revenue was approximately 76% of total T&D revenue for the three months ended September 30, 2015, up from 72% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Base Business revenue, excluding EQ, decreased 2% compared to the nine months ended September 30, 2014. Base Business revenue (excluding EQ) was approximately 72% of total T&D revenue for the nine months ended September 30, 2015, up from 68% for the nine months ended September 30, 2014. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Operating results discussed below include a full quarter of EQ operations for both of the three month periods ended September 30, 2015 and 2014. Operating results and percentage of revenues, by reportable segment, were as follows:

	Three Months Ended September 30,				2015 vs. 2014
$s in thousands	2015	%	2014	%	$ Change	% Change

Revenue
Environmental Services	$96,270	65%	$108,034	63%	$(11,764)	-11%
Field & Industrial Services	52,144	35%	62,830	37%	(10,686)	-17%

Total	148,414	100%	170,864	100%	(22,450)	-13%

Gross Profit
Environmental Services	36,554	38%	42,700	40%	(6,146)	-14%
Field & Industrial Services	9,386	18%	9,608	15%	(222)	-2%

Total	45,940	31%	52,308	31%	(6,368)	-12%

Selling, General & Administrative Expenses
Environmental Services	6,062	6%	7,006	6%	(944)	-13%
Field & Industrial Services	5,712	11%	6,759	11%	(1,047)	-15%
Corporate	11,733	n/a	11,743	n/a	(10)	0%

Total	23,507	16%	25,508	15%	(2,001)	-8%

Adjusted EBITDA
Environmental Services	39,244	41%	45,483	42%	(6,239)	-14%
Field & Industrial Services	5,611	11%	6,136	10%	(525)	-9%
Corporate	(11,101)	n/a	(11,180)	n/a	79	-1%

Total	$33,754	23%	$40,439	24%	$(6,685)	-17%

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

	Three Months Ended September 30,		2015 vs. 2014
$s in thousands	2015	2014	$ Change	% Change

Adjusted EBITDA	$33,754	$40,439	$(6,685)	-17%
Income tax expense	(6,858)	(8,406)	1,548	-18%
Interest expense	(5,081)	(4,543)	(538)	12%
Interest income	17	11	6	55%
Foreign currency loss	(994)	(830)	(164)	20%
Other income	387	301	86	29%
Depreciation and amortization of plant and equipment	(6,591)	(8,318)	1,727	-21%
Amortization of intangibles	(2,952)	(4,018)	1,066	-27%
Stock-based compensation	(646)	(344)	(302)	88%
Accretion and non-cash adjustment of closure and post-closure liabilities	(1,132)	(959)	(173)	18%

Net Income	$9,904	$13,333	$(3,429)	-26%

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

Revenue

Total revenue decreased 13% to $148.4 million for the third quarter of 2015 compared with $170.9 million for the third quarter of 2014. The Allstate business, divested on November 1, 2015, contributed revenue of $20.1 million in the third quarter of 2015 compared to $17.0 million in the third quarter of 2014. Revenue from EQ is included in the percentages of Base and Event Business and customer category information in the following paragraphs.

Environmental Services

Environmental Services segment revenue decreased 11% to $96.3 million for the third quarter of 2015 compared to $108.0 million for the third quarter of 2014. T&D revenue decreased 10% for the third quarter of 2015 compared to the third quarter of 2014, primarily as a result of a 22% decrease in project-based Event Business. Transportation service revenue decreased 15% compared to the third quarter of 2014, reflecting fewer Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed decreased 16% for the third quarter of 2015 compared to the third quarter of 2014.

T&D revenue from recurring Base Business waste generators decreased 7% for the third quarter of 2015 compared to the third quarter of 2014 and comprised 76% of total T&D revenue. The decrease in Base Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical and metal manufacturing, and mining, exploration and production industries. T&D revenue from Event Business waste generators decreased 22% for the third quarter of 2015 compared to the third quarter of 2014 and was 28% of T&D revenue for the third quarter of 2015. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing and waste management and remediation industries, partially offset by higher T&D revenue from the general manufacturing industry.  The decrease in revenue from the chemical manufacturing industry is primarily attributable to expected reductions in volume from a large East Coast remedial cleanup project and lower overall industry activity. The decrease in revenue from the metal manufacturing industry is primarily attributable to lower domestic production of metal related products and services. The decrease in revenue from the mining, exploration and production industry primarily reflects lower industry activity due to lower commodity prices.

The following table summarizes combined Base Business and Event Business T&D revenue growth by generator industry for the third quarter of 2015 as compared to the third quarter of 2014:

Treatment and Disposal Revenue Growth Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Utilities	30%
Other	12%
Refining	10%
General Manufacturing	5%
Government	4%
Broker / TSDF	-7%
Transportation	-11%
Metal Manufacturing	-15%
Chemical Manufacturing	-38%
Waste Management & Remediation	-39%
Mining and E&P	-43%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 17% to $52.1 million for the third quarter of 2015 compared with $62.8 million for the third quarter of 2014. The decrease in segment revenue was primarily the result of lower project work in the Northeast remediation market. The Allstate business, divested on November 1, 2015, contributed segment revenue of $20.1 million in the third quarter of 2015 compared to $17.0 million in the third quarter of 2014.

Gross Profit

Total gross profit decreased 12% to $45.9 million for the third quarter of 2015, down from $52.3 million for the third quarter of 2014. Total gross margin was 31% for the third quarter of both 2015 and 2014.

Environmental Services

Environmental Services segment gross profit decreased 14% to $36.6 million for the third quarter of 2015, down from $42.7 million for the third quarter of 2014. This decrease primarily reflects lower treatment and disposal volumes for the third quarter of 2015 compared to the third quarter of 2014. Total segment gross margin for the third quarter of 2015 was 38% compared with 40% for the third quarter of 2014. T&D gross margin was 43% for the third quarter of 2015 compared with 45% for the third quarter of 2014.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 2% to $9.4 million (including $4.9 million from the Allstate business) for the third quarter of 2015, down from $9.6 million (including $3.7 million from the Allstate business) for the third quarter of 2014. Total segment gross margin was 18% for the third quarter of 2015 compared with 15% for the third quarter of 2014. The slight decrease in segment gross profit in the third quarter of 2015 compared to the third quarter of 2014 reflects a decrease in segment revenue as previously discussed, almost entirely offset by the increase in segment gross margin as a result of a more selective project bidding process.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased to $23.5 million, or 16% of total revenue, for the third quarter of 2015 compared with $25.5 million, or 15% of total revenue, for the third quarter of 2014. The decrease in total SG&A primarily reflects lower labor and incentive compensation, lower depreciation and amortization and lower business development expenses for the third quarter of 2015 compared with the third quarter of 2014.

Environmental Services

Environmental Services segment SG&A decreased 13% to $6.1 million, or 6% of segment revenue, for the third quarter of 2015 compared with $7.0 million, or 6% of segment revenue, for the third quarter of 2014. The decrease in segment SG&A primarily reflects lower labor and incentive compensation, and lower depreciation and amortization for the third quarter of 2015 compared with the third quarter of 2014.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 15% to $5.7 million (including $3.2 million from the Allstate business), or 11% of segment revenue, for the third quarter of 2015 compared with $6.8 million (including $3.2 million from the Allstate business), or 11% of segment revenue, for the third quarter of 2014. The decrease in segment SG&A primarily reflects lower labor and incentive compensation, and lower depreciation and amortization for the third quarter of 2015 compared with the third quarter of 2014.

Corporate

Corporate SG&A was $11.7 million, or 8% of total revenue, for the third quarter of 2015 compared with $11.7 million, or 7% of total revenue, for the third quarter of 2014.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the third quarter of 2015 was 40.9% compared with 38.7% for the third quarter of 2014. The increase primarily is a result of a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate rate.

Interest expense

Interest expense was $5.1 million for the third quarter of 2015 compared with $4.5 million for the third quarter of 2014. The increase is primarily due to net settlement payments due on the Company’s interest rate swap, partially offset by lower debt levels in the third quarter of 2015 compared with the third quarter of 2014.

Foreign currency loss

We recognized a $1.0 million non-cash foreign currency loss for the third quarter of 2015 compared with an $830,000 non-cash foreign currency loss for the third quarter of 2014. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). Also, as part of our treasury management strategy, we established intercompany loans between our parent company, US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2015, we had $15.9 million of intercompany loans subject to currency revaluation.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $6.6 million for the third quarter of 2015 compared with $8.3 million for the third quarter of 2014. The decrease in depreciation and amortization expense is primarily the result of the discontinuance of depreciation and amortization on Allstate’s long-lived plant and equipment assets when they were classified as held for sale on August 4, 2015 and EQ equipment assets assigned one-year lives as part of the purchase accounting valuation becoming fully-depreciated prior to the beginning of the third quarter of 2015.

Amortization of intangibles

Intangible assets amortization expense was $3.0 million for the third quarter of 2015 compared with $4.0 million for the third quarter of 2014. The decrease in amortization expense is primarily the result of the discontinuance of amortization on Allstate’s long-lived intangible assets when they were classified as held for sale on August 4, 2015 and EQ intangible assets assigned one-year lives as part of the purchase accounting valuation becoming fully-depreciated prior to the beginning of the third quarter of 2015.

Stock-based compensation

Stock-based compensation expense increased 88% to $646,000 for the third quarter of 2015 compared with $344,000 for the third quarter of 2014 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the third quarter of 2015 compared with $1.0 million for the third quarter of 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Operating results discussed below include a full nine months of EQ operations for the nine month period ended September 30, 2105 and only 3 months and 13 days of EQ operations for the nine month period ended September 30, 2014. Operating results and percentage of revenues, by reportable segment, were as follows:

	Nine Months Ended September 30,				2015 vs. 2014
$s in thousands	2015	%	2014	%	$ Change	% Change

Revenue
Environmental Services	$278,885	66%	$219,266	76%	$59,619	27%
Field & Industrial Services	145,912	34%	70,971	24%	74,941	106%

Total	424,797	100%	290,237	100%	134,560	46%

Gross Profit
Environmental Services	103,938	37%	88,494	40%	15,444	17%
Field & Industrial Services	23,316	16%	11,079	16%	12,237	110%

Total	127,254	30%	99,573	34%	27,681	28%

Selling, General & Administrative Expenses
Environmental Services	17,483	6%	13,024	6%	4,459	34%
Field & Industrial Services	17,665	12%	7,599	11%	10,066	132%
Corporate	35,927	n/a	25,648	n/a	10,279	40%

Total	71,075	17%	46,271	16%	24,804	54%

Adjusted EBITDA
Environmental Services	112,859	40%	94,966	43%	17,893	19%
Field & Industrial Services	13,709	9%	7,256	10%	6,453	89%
Corporate	(34,161)	n/a	(24,413)	n/a	(9,748)	40%

Total	$92,407	22%	$77,809	27%	$14,598	19%

Adjusted EBITDA

As discussed above, the primary financial measure used by management to assess segment performance is Adjusted EBITDA. The reconciliation of Adjusted EBITDA to Net Income is as follows:

	Nine Months Ended September 30,		2015 vs. 2014
$s in thousands	2015	2014	$ Change	% Change

Adjusted EBITDA	$92,407	$77,809	$14,598	19%
Income tax expense	(14,815)	(17,880)	3,065	-17%
Interest expense	(16,208)	(5,488)	(10,720)	195%
Interest income	64	94	(30)	-32%
Foreign currency loss	(1,769)	(1,027)	(742)	72%
Other income	1,156	557	599	108%
Impairment charges	(6,700)	—	(6,700)	n/m
Depreciation and amortization of plant and equipment	(21,726)	(16,730)	(4,996)	30%
Amortization of intangibles	(9,558)	(5,233)	(4,325)	83%
Stock-based compensation	(1,736)	(869)	(867)	100%
Accretion and non-cash adjustment of closure and post-closure liabilities	(3,208)	(1,675)	(1,533)	92%

Net Income	$17,907	$29,558	$(11,651)	-39%

Revenue

Total revenue increased 46% to $424.8 million for the first nine months of 2015 compared with $290.2 million for the first nine months of 2014. The EQ operations, acquired on June 17, 2014, contributed revenue of $268.8 million for the first nine months of 2015 and $125.6 million for our three months and 13 days of ownership in the first nine months of 2014. The Allstate business, divested on November 1, 2015, contributed revenue of $51.0 million in the first nine months of 2015 compared to $19.6 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, total revenue decreased 5% to $156.0 million for the first nine months of 2015 compared with $164.6 million for the first nine months of 2014. Revenue from EQ is excluded from percentages of Base and Event Business and generator industry information in the following paragraphs.

Environmental Services

Environmental Services segment revenue increased 27% to $278.9 million for the first nine months of 2015 compared to $219.3 million for the first nine months of 2014. The EQ operations, acquired June 17, 2014, contributed segment revenue of $122.9 million for the first nine months of 2015 and $54.7 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, segment revenue decreased 5% to $156.0 million for the first nine months of 2015 compared with $164.6 million for the first nine months of 2014. T&D revenue (excluding EQ) decreased 7% for the first nine months of 2015 compared to the first nine months of 2014, primarily as a result of an 18% decrease in project-based Event Business. Transportation service revenue (excluding EQ) increased 5% compared to the first nine months of 2014, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed increased 31% for the first nine months of 2015 compared to the first nine months of 2014.  Excluding EQ, tons of waste disposed of or processed decreased 17% for the first nine months of 2015 compared to the first nine months of 2014.

T&D revenue from recurring Base Business waste generators decreased 2% for the first nine months of 2015 compared to the first nine months of 2014 and comprised 72% of total T&D revenue. The decrease in Base Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing, mining, exploration and production and utilities industries, partially offset by higher T&D revenue from the refining and broker/TSDF industries. T&D revenue from Event Business waste generators decreased 18% for the first nine months of 2015 compared to the first nine months of 2014 and was 28% of T&D revenue for the first nine months of 2015. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical and metal manufacturing, transportation, broker/TSDF, and mining, exploration and production industries, partially offset by higher T&D revenue from the utilities, government and refining industries.

The following table summarizes combined Base Business and Event Business T&D revenue growth by generator industry for the first nine months of 2015 as compared to the first nine months of 2014:

Treatment and Disposal Revenue Growth(1) Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Government	41%
Utilities	35%
Refining	23%
General Manufacturing	5%
Other	2%
Broker / TSDF	2%
Waste Management & Remediation	0%
Metal Manufacturing	-18%
Chemical Manufacturing	-35%
Mining and E&P	-35%
Transportation	-40%

(1)   Excludes EQ Holdings, Inc. which was required on June 17, 2014

Field & Industrial Services

Field & Industrial Services segment revenue was $145.9 million for the first nine months of 2015 compared with $71.0 million for the first nine months of 2014, reflecting our three months and 13 days of ownership in the first nine months of 2014. The Allstate business, divested on November 1, 2015, contributed segment revenue of $51.0 million in the first nine months of 2015 compared to $19.6 million in the three months and 13 days of ownership in the first nine months of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations.

Gross Profit

Total gross profit increased 28% to $127.3 million for the first nine months of 2015, up from $99.6 million for the first nine months of 2014. The EQ operations, acquired on June 17, 2014, contributed gross profit of $67.0 million for the first nine months of 2015 and $32.2 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, total gross profit decreased 11% to $60.3 million for the first nine months of 2015 compared with $67.4 million for the first nine months of 2014. Total gross margin for the first nine months of 2015 was 30%. Excluding EQ operations, total gross margin was 39%.

Environmental Services

Environmental Services segment gross profit increased 17% to $103.9 million for the first nine months of 2015, up from $88.5 million for the first nine months of 2014. The EQ operations, acquired on June 17, 2014, contributed segment gross profit of $43.6 million for the first nine months of 2015 and $21.1 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, segment gross profit decreased 11% to $60.3 million for the first nine months of 2015 compared with $67.4 million for the first nine months of 2014. This decrease primarily reflects lower treatment and disposal volumes for the first nine months of 2015 compared to the first nine months of 2014. Total segment gross margin for the first nine months of 2015 was 37%. Excluding EQ operations, total segment margin was 39%. T&D gross margin (excluding EQ) was 48% for the first nine months of 2015 compared with 50% for the first nine months of 2014.

Field & Industrial Services

Field & Industrial Services segment gross profit was $23.3 million (including $10.8 million from the Allstate business) and segment gross margin was 16% for the first nine months of 2015 compared with segment gross profit of $11.1 million (including $4.2 million from the Allstate business) and segment gross margin of 16% for the first nine months of 2014, reflecting our three months and 13 days of ownership in the first nine months of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $71.1 million for the first nine months of 2015, up from $46.3 million for the first nine months of 2014. The EQ operations, acquired on June 17, 2014, contributed SG&A of $44.2 million for the first nine months of 2015 and $20.2 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, total SG&A was $26.9 million, or 17% of total revenue, for the first nine months of 2015 compared with $26.1 million, or 16% of total revenue, for the first nine months of 2014.

Environmental Services

Environmental Services segment SG&A increased 34% to $17.5 million, or 6% of segment revenue, for the first nine months of 2015, up from $13.0 million, or 6% of segment revenue, for the first nine months of 2014. The EQ operations, acquired on June 17, 2014, contributed segment SG&A of $9.3 million for the first nine months of 2015 and $4.5 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, total segment SG&A was $8.2 million, or 5% of segment revenue, for the first nine months of 2015 compared with $8.5 million, or 5% of segment revenue, for the first nine months of 2014.

Field & Industrial Services

Field & Industrial Services segment SG&A was $17.7 million (including $16.6 million from the Allstate business), or 12% of segment revenue, for the first nine months of 2015 compared with $7.6 million (including $3.6 million from the Allstate business), or 11% of segment revenue, for the first nine months of 2014, reflecting our three months and 13 days of ownership in the first nine months of 2014. Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014.

Corporate

Corporate SG&A increased 40% to $35.9 million for the first nine months of 2015, up from $25.6 million for the first nine months of 2014. The EQ operations, acquired on June 17, 2014, contributed corporate SG&A of $17.2 million for the first nine months of 2015 and $8.1 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, total corporate SG&A was $18.7 million, or 12% of total revenue, for the first nine months of 2015 compared with $17.5 million, or 11% of total revenue, for the first nine months of 2014, primarily reflecting higher labor costs and professional fees and expenses, partially offset by lower business development expenses in the first nine months of 2015 compared to the first nine months of 2014.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first nine months of 2015 was 37.6%, excluding impairment charges of $6.7 million, compared to 37.7% for the first nine months of 2014.

Interest expense

Interest expense was $16.2 million for the first nine months of 2015 compared with $5.5 million in the first nine months of 2014. The increase is a result of higher debt levels and the related interest expense on borrowings under the Company’s credit facility used to finance the acquisition of EQ in June 2014.

Foreign currency loss

We recognized a $1.8 million non-cash foreign currency loss for the first nine months of 2015 compared with a $1.0 million non-cash foreign currency loss in the first nine months of 2014. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the CAD. Also, as part of our treasury management strategy, we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2015, we had $15.9 million of intercompany loans subject to currency revaluation.

Impairment charges

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ. See Note 3 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q. As a result of this agreement and management’s strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $21.7 million for the first nine months of 2015 compared with $16.7 million for the first nine months of 2014. The EQ operations, acquired on June 17, 2014, contributed depreciation and amortization expense of $11.1 million for the first nine months of 2015 and $5.2 million for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, depreciation and amortization expense was $10.6 million for the first nine months of 2015 compared with $11.5 million for the first nine months of 2014.

Amortization of intangibles

Intangible assets amortization expense was $9.6 million for the first nine months of 2015 compared with $5.2 million for the first nine months of 2014. Excluding $8.6 million of intangible assets amortization expense on new intangible assets recorded as a result of the acquisition of EQ on June 17, 2014, intangible assets amortization expense was $934,000 for the first nine months of 2015 compared with $1.1 million for the first nine months of 2014.

Stock-based compensation

Stock-based compensation expense increased 100% to $1.7 million for the first nine months of 2015 compared with $869,000 for the first nine months of 2014 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $3.2 million for the first nine months of 2015 compared with $1.7 million for the first nine months of 2014. The EQ operations, acquired June 17, 2014, contributed accretion and non-cash adjustment of closure and post-closure liabilities of $1.8 million during the first nine months of 2015 and $560,000 for our three months and 13 days of ownership in the first nine months of 2014. Excluding EQ operations, accretion and non-cash adjustment of closure and post-closure liabilities was $1.4 million for the first nine months of 2015 compared with $1.1 million for the first nine months of 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At September 30, 2015, we had $9.4 million in cash and cash equivalents immediately available and $118.2 million of borrowing capacity available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement (as defined below) provide additional sources of liquidity should they be required.

Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $57.0 million. This primarily reflects net income of $17.9 million, non-cash depreciation, amortization and accretion of $34.5 million, non-cash impairment charges of $6.7 million, a decrease in accounts receivable of $7.2 million, a decrease in income taxes receivable of $6.6 million, unrealized foreign currency losses of $2.7 million, share-based compensation expense of $1.7 million, and a decrease in other assets of $1.8 million, partially offset by a decrease in deferred revenue of $5.4 million, a decrease in accounts payable and accrued liabilities of $5.3 million, a decrease in closure and post-closure obligations of $4.4 million, a decrease in deferred income taxes of $4.0 million, a decrease in income taxes payable of $2.3 million and a decrease in accrued salaries and benefits of $1.9 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in closure and post-closure obligations is primarily attributable to payments made for closure and post-closure activities primarily at our closed landfills. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2015 for accrued fiscal year 2014 incentive compensation.

Days sales outstanding were 76 days as of September 30, 2015, compared to 77 days as of December 31, 2014 and 79 days as of September 30, 2014.

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

Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $25.3 million, primarily related to capital expenditures of $25.7 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and Robstown, Texas locations and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

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

Financing Activities

For the nine months ended September 30, 2015, net cash used in financing activities was $44.9 million, consisting primarily of $34.8 million of payments on the Company’s term loan and $11.7 million of dividend payments to our stockholders.

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At September 30, 2015, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.67%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $240.0 million, or 67%, of the Term Loan principal outstanding as of September 30, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At September 30, 2015, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $118.2 million with $6.8 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 10, of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2015. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2015, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of September 30, 2015, there were $360.8 million of borrowings outstanding under the Term Loan, bearing an effective interest rate of 4.67% (including the impact of our interest rate swap), and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $360.8 million under our Credit Agreement at September 30, 2015 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $591,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2015, Stablex transacted approximately 55% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2015, we had $15.9 million of intercompany loans outstanding between Stablex and US Ecology. During the nine months ended September 30, 2015, the CAD weakened as compared to the USD resulting in a $2.2 million non-cash foreign currency translation loss being recognized in the Company’s Consolidated Statements of Operations related to the intercompany loans. Based on intercompany balances as of September 30, 2015, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2015 would have generated a gain or loss of approximately $159,000 for the nine months ended September 30, 2015.

We had a total pre-tax foreign currency loss of $1.8 million for the nine months ended September 30, 2015. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                      CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

10.1	Stock Purchase Agreement, dated August 4, 2015, between EQ Industrial Services Inc., and ASPV Holdings, Inc.

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 4, 2015	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer