Form 10-K
period 2015-12-31
US ECOLOGY, INC.
filed 2016-02-29
CIK 742126

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2015 was approximately $1.05 billion based on the closing price of $48.72 per share as reported on the NASDAQ Global Market System.

At February 19, 2016, there were 21,766,290 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 2, 2016 to be filed within 120 days after the registrant's fiscal year ended December 31, 2015, portions of which are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
US Ecology, the Company, "we," "our," "us"	US Ecology, Inc., and its subsidiaries
AEA	Atomic Energy Act of 1954, as amended
CEPA	Canadian Environmental Protection Act (1999)
CERCLA or "Superfund"	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CWA	Clean Water Act of 1977
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NRC	U.S. Nuclear Regulatory Commission
PCBs	Polychlorinated biphenyls
QEQA	Québec Environmental Quality Act
RCRA	Resource Conservation and Recovery Act of 1976
SEC	U. S. Securities and Exchange Commission
TSCA	Toxic Substances Control Act of 1976
TSDF	Treatment, Storage and Disposal Facility
USACE	U.S. Army Corps of Engineers
USEPA	U.S. Environmental Protection Agency
WUTC	Washington Utilities and Transportation Commission

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology's comprehensive knowledge of the waste business, its collection of waste management facilities and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships. Headquartered in Boise, Idaho, we are one of the oldest providers of such services in North America. US Ecology and its predecessor companies have been in business for more than 60 years. As of December 31, 2015, we employed approximately 1,400 people.

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

We have fixed facilities and service centers operating in the United States, Canada and Mexico. Our fixed facilities include five RCRA subtitle C hazardous waste landfills and one LLRW landfill located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to treat and dispose of waste and from fees charged to perform various field and industrial services for our customers.

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

On August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac, Inc. ("Allstate") subsidiary to a private investor group and completed the divestiture on November 1, 2015. See Note 5 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information.

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

  Environmental Services—This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

  Field & Industrial Services—This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Financial information with respect to each segment is further discussed in Note 20 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Environmental Services Segment

Our Environmental Services involve the transportation, treatment, recycling and disposal of hazardous and non-hazardous wastes, and include physical treatment, recycling, landfill disposal and wastewater treatment services.

Waste Treatment & Disposal

We recycle, treat and dispose of hazardous and non-hazardous industrial wastes. The wastes handled include substances which are classified as "hazardous" because of their corrosive, ignitable, reactive or toxic properties, and other wastes subject to federal, state and provincial environmental regulation. The wastes we handle come in solid, liquid and sludge form and can be received in a variety of containerized and bulk forms and transported to our facilities by truck and rail.

We own and operate five permitted hazardous waste treatment and disposal landfills in the United States and Canada used primarily for the disposal of wastes treated at Company-owned onsite and offsite treatment facilities. The United States landfills are regulated under RCRA by the respective states in which they are located and the EPA while our Canadian landfill is regulated by the Quebec Ministry of Environment. We also operate a commercial LLRW landfill in Richland, Washington that is licensed by the Washington Department of Health through delegated authority of the NRC. The WUTC sets disposal rates for LLRW. Rates are set at an amount sufficient to cover operating costs and provide us with a reasonable profit. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

As of December 31, 2015, the capacity used in the calculation of the useful economic lives of our six landfills includes approximately 32.0 million cubic yards of remaining permitted airspace capacity and approximately 18.1 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills. We believe it is probable that this unpermitted airspace capacity will be permitted in the future based on our analysis of site conditions, past regulatory approvals on adjacent property, and our interactions with regulators on applicable regulations, although there can be no assurance that any additional unpermitted airspace capacity will be permitted in the future.

Treatment and disposal ("T&D") revenue can be broken down into two categories: "Base Business" and "Event Business." As a result of our continued integration of EQ, we have changed and conformed how we define these categories. Previously, US Ecology defined Event Business as non-recurring waste cleanup projects regardless of size, with Base Business representing all recurring business. Beginning with the third quarter of 2015, we now define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. The duration of Event Business projects can last from a several-week clean-up of a contaminated site to a multiple year clean-up project. We believe the new definitions are a better representation of Base and Event Business and will provide better insight into the T&D revenues for the Environmental Services segment. Throughout this Annual Report on Form 10-K, except where noted, prior periods presented have been recast based on the new definitions.

A significant portion of our T&D revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2015, approximately 26% of our T&D revenue (excluding EQ) was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of Base Business waste received also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

The types of waste received, also referred to as "service mix," can produce significant quarter-to-quarter and year-to-year variations in revenue, average selling price, gross profit, gross margin, operating profit and net income for both Base Business and Event Business. Base Business represented approximately 74% and 68% of disposal revenue (excluding transportation and EQ) for the years ended December 31, 2015 and 2014, respectively. Event Business contributed approximately 26% and 32% of disposal revenue (excluding transportation and EQ) for the years ended December 31, 2015 and 2014, respectively. Our strategy is to expand our Base Business while securing both short-term and extended-duration Event Business. When Base Business covers our fixed overhead costs, a significant portion of disposal revenue generated from Event Business is generally realized as operating income and net income. This strategy takes advantage of the operating leverage inherent to the largely fixed-cost nature of the waste disposal business. Contribution margin is influenced by whether the waste is directly disposed ("direct disposal") or requires the application of chemical reagents, absorbents or other additives (variable costs) to treat the waste prior to disposal.

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

The following table summarizes the locations and services of our active Environmental Services waste treatment and/or disposal facilities:

Location	Onsite Landfill	Services
Beatty, Nevada	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA to treat and dispose RCRA, TSCA and certain NRC-exempt (NORM) radioactive waste.
Robstown, Texas	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA to treat and dispose RCRA, PCB remediation and certain NRC-exempt (LARM and NORM/NARM) radioactive waste. PCB waste storage for off-site shipment. Features a thermal desorption recycling system that removes recoverable oils and metal catalysts from petroleum wastes. Rail transfer station.
Grand View, Idaho	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA and TSCA to treat RCRA and TSCA wastes and certain NRC-exempt (NORM/NARM, Technologically Enhanced NORM (TENORM)) radioactive waste. Rail transfer station.
Belleville, Michigan	Yes	Hazardous and non-hazardous industrial waste treatment, storage and disposal facility permitted under Subtitle C of RCRA to treat and dispose RCRA wastes and certain NRC-exempt (NORM/NARM, Technologically Enhanced NORM (TENORM)) radioactive waste. Permitted under TSCA to dispose TSCA wastes. Features a regenerative thermal oxidation air pollution control system that is compliant with RCRA Subpart CC air emissions standards. Rail transfer station.
Blainville, Québec, Canada	Yes	Permitted by the Canadian Ministry of Environment and authorized under the Environmental Quality Act by Order-in-Council to treat and stabilize inorganic hazardous liquid and solid waste and contaminated soils to produce a non-leachable concrete-like material for disposal in the onsite landfill. Specializes in processing hard-to-treat materials, such as cyanides, mercury compounds, strong acids, oxidizers, lab packs, contaminated debris and batteries. Direct rail access.

Location	Onsite Landfill	Services
Richland, Washington	Yes	LLRW disposal facility accepts Class A, B, and C commercial LLRW from within the Northwest Interstate and Rocky Mountain Compacts, NORM/NARM and LARM waste including radium sources produced by customers nationwide. One of only three full-service Class A, B, and C disposal facilities in the nation.
Detroit, Michigan	No	RCRA Part B and Centralized Wastewater Treatment ("CWT") permitted industrial and non-hazardous treatment of liquid wastes, stabilization, solidification, chemical oxidation/reduction and deactivation of solid and liquid wastes. Hazardous and non-hazardous wastewater treatment and disposal of organic and inorganic liquids and solids. Direct rail access.
Canton, Ohio	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
Harvey, Illinois	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation, metals recovery of liquid and solid wastes and industrial cleaning. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
York, Pennsylvania	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction, deactivation and metals recovery of liquid and solid wastes. Specializes in a delisting process that converts industrial inorganic wastes into non-hazardous residuals.
Tulsa, Oklahoma	No	RCRA Part B and CWT permitted wastewater treatment of liquid wastes and stabilization, solidification, chemical oxidation/reduction and deactivation.
Augusta, Georgia	No	CWT permitted non-hazardous wastewater treatment for industrial clients, tanker wash services and solidification of non-hazardous liquids and sludges, both in bulk and containers. Tanker wash services include washing, steaming and chemical cleaning of tankers, vacuum trucks and ISOtainers.
Sulligent, Alabama	No	RCRA Part B permitted TSDF provides industrial and non-hazardous storage and consolidation, industrial cleaning and maintenance services, emergency response, laboratory packaging and small quantity chemical management services.

Location	Onsite Landfill	Services
Tampa, Florida	No	RCRA Part B permitted hazardous and non-hazardous waste treatment. Hazardous waste transfer and storage. Laboratory packaging services, small quantity chemical management services, household hazardous waste management, light duty remediation and industrial cleaning.

Recycling Services

We operate recycling technologies designed to reclaim valuable commodities from hazardous waste, including oil-bearing hazardous waste, certain metal-bearing waste, batteries, and solvent-based wastes for industrial clients, metal finishing and other manufacturing processes. Resource recovery involves the treatment of wastes using various methods to effectively remove contaminants from the original material to restore its usefulness and to reduce the volume of waste requiring disposal.

We offer full-service storm water management and propylene glycol recovery at major airports. We currently operate deicing fluid collection systems at the Minneapolis-St. Paul International, Pittsburgh and Detroit airports. We also receive deicing fluids from the Grand Rapids airport in the Great Lakes Region. Recovered fluids are transported to our RCRA Part B and CWT permitted chemical recycling facility in Romulus, Michigan where they are recycled into a greater than 99% pure material that is sold to industrial users.

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

Transportation

For waste transported by rail from locations distant from our facilities, transportation-related revenue can account for as much as 75% of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue ("gross margin"), this value-added service has allowed us to win multiple projects that we believe we could not have otherwise competed for successfully. Our Company-owned fleet of gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals. These Company-owned railcars also help us to win business during times of demand-driven railcar scarcity. We also utilize a variety of specially designed and constructed company owned tanker trucks and trailers as well as various third-party transporters to support this activity. Further, to maximize utilization of our railcar fleet, we periodically deploy available railcars to transport waste from clean-up sites to disposal facilities operated by other companies. Such transportation services may also be bundled with logistics and field services support work.

Field & Industrial Services Segment

Our Field & Industrial Services include a wide range of industrial maintenance and specialty services at refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities. Onsite specialty services include high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response. We provide these services through a network of facilities located throughout the Eastern United States that are organized into service lines including Small Quantity Generation, Remediation Services, Managed Services, Emergency Response, Transfer and Processing and Terminal Services and Industrial Services.

Small Quantity Generation

Our small quantity generation service offerings consist of retail services, laboratory packing and Household Hazardous Waste ("HHW") collection. Retail services, laboratory packing and HHW are full-service waste characterization, packaging, collection and transportation programs. Services are provided to small, medium and large industrial and commercial customers. These programs are built on our network of service centers, employ highly trained staff and provide a high level of service to the customer. As an integral part of our services, we operate a network of service centers that characterize, package and collect hazardous and non-hazardous wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate wastes in containers, such as 55 gallon drums, bulk storage tanks or 20 cubic yard roll-off containers. We utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads. Depending on customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business.

Remediation Services

Our remediation service offerings include RCRA and TSCA closures, surgical excavations, wastewater management, building decontamination and radiological site remediation.

Managed Services

Our managed service offerings consist of Total Waste Management ("TWM") programs. Through our TWM program, customers outsource the management of their waste program to us, allowing us to organize and coordinate their waste management disposal activities.

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

Industrial Services

Our primary industrial service offerings include emergency response, industrial cleaning and maintenance for railroads, refineries, chemical plants, steel and automotive plants, as well as tank cleaning and temporary storage.

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

Industrial Services Industry

The industrial services industry is highly fragmented with thousands of small companies performing a variety of cleaning, maintenance and other services to industrial based companies such as refineries, chemical plants and steel and automotive plants. We believe customers increasingly desire to shift high fixed costs to lower variable costs by outsourcing waste management and industrial services. Some companies, such as power generation plants, petroleum refineries and chemical processors, are required to perform specialized "turnaround" maintenance only once or twice per year, making it impractical and cost-prohibitive to purchase expensive, specialized equipment, comply with complex permits and employ full-time specialized technicians required to perform those services. Similarly, the regulatory requirements of characterizing, manifesting, transporting and properly disposing of waste has led many companies to outsource this function to specialists. Our network of service centers and treatment, recycling and storage facilities provides a national footprint allowing us to serve these customers, while at the same time internalizing the waste to our own facilities.

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

Competitive Strengths

Difficult-to-Replicate Infrastructure.    We consider our disposal facilities to be difficult to replicate due to the longstanding regulatory and public policy environment for hazardous waste processing facilities, which includes the generally high cost of obtaining permits, multi-year permitting timeframes, uncertainty of outcome, high initial capital expenditures and the potential for both broad-based and local community opposition to the development of new facilities. As a result, it has been more than 20 years since a new hazardous waste landfill has been built in the United States. We operate five of twenty landfills in the U.S. and Canada that are permitted to accept RCRA wastes. Our Richland, Washington LLRW facility is one of only three full-service Class A, B, and C disposal facilities in the U. S. One of these three facilities was recently licensed and constructed after a lengthy and expensive process that was underway for well more than a decade. Our personnel have extensive experience safely managing certain radioactive waste requiring the use of shielding and remote handling devices.

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

Diverse Markets and Customer Base.    In 2015, we serviced more than 5,000 commercial and governmental entities, such as refineries, chemical production facilities, heavy manufacturers, steel mills, waste brokers and medical and academic institutions. Our broad range of end-markets gives us exposure to a variety of industrial cycles, lessening the impact of market volatility.

Solid Safety and Compliance Record.    Safety and environmental compliance is a cornerstone of US Ecology's business. The Company has dedicated environmental professionals who oversee and manage safety and environmental programs including, but not limited to, employee training, internal and independent external audits, safety incentive programs, VPP, the Safety & Health Achievement Recognition Program, and ISO 9001 and ISO 14001 programs. Dedicated senior managers regularly review and discuss environmental and safety results with operational staff, management and the Board of Directors to improve our safety results and focus on regulatory compliance. In addition, we have received multiple operating site safety awards including the VPP Star Worksite Award, Thoroughbred Safety Award and the CSX Chemical Safety Award.

Competition

Our Environmental Services segment competes with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc., Heritage Environmental Services and Waste Management, Inc. Other hazardous waste disposal competitors include, but are not limited to, Peoria Disposal Company, Envirosafe Services of Ohio, Tradebe, Ross Environmental, Perma-Fix Environmental Services and Veolia Environmental Services. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, Inc. We believe the principal competitive factors applicable to these businesses are:

•
price;

•
specialized permits and "niche" service offerings;

•
customer service;

•
operational efficiency and technical expertise;

•
regulatory compliance and worker safety;

•
industry reputation and brand name recognition;

•
transportation distance; and

•
State or Province and local community support.

Competition within our Field & Industrial Services segment varies by locality and type of service rendered, with competition coming from large national and regional service providers and hundreds of privately-owned firms that offer field or industrial services. We believe that our primary field and industrial services competitors are Clean Harbors, Inc.; Stericycle, Inc., Veolia Environmental Services and Waste Management, Inc. Each of these competitors is able to provide most if not all of the field and industrial services we offer.

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

CWA legislation prohibits discharge of pollutants into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The USEPA has promulgated "pretreatment" regulations under the CWA, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs.

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

Our Stablex facility is located in Blainville, Québec, Canada and is subject to QEQA. This Act, independently developed by the Province, regulates the generation, characterization, transport, treatment and disposal of hazardous wastes. QEQA also provides for the establishment of waste management facilities which are controlled by the provincial statutes and regulations governing releases to air, groundwater and surface water.

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

As noted above, applicable regulations require financial assurance to cover the cost of final closure and post-closure obligations at certain of our operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2015, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

Insurance policies covering our U.S. closure and post-closure obligations expire in December 2016. While we expect to timely renew these policies as we have in the past, if we are unable to obtain adequate closure, post-closure or environmental insurance, any partial or completely uninsured claim against us, if successful, could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2015, we have provided collateral of $5.7 million in funded trust agreements, $11.9 million in surety bonds, issued $2.7 million in letters of credit for financial assurance and have insurance policies of approximately $74.1 million for closure and post-closure obligations. Financial assurance, premium and collateral cost requirement increases may have an adverse impact on our results of operations.

We maintain a surety bond for closure costs associated with the Blainville facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2015 we had $657,000 in commercial surety bonds dedicated for closure obligations.

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

Significant Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2015 or 2013. Revenue from a single customer accounted for approximately 10% of total revenue for the year ended December 31, 2014.

Geographical Information

For the year ended December 31, 2015, we derived $521.1 million or 93% of our revenue in the United States and $42.0 million or 7% of our revenue in Canada. For the year ended December 31, 2014, we derived $388.1 million or 87% of our revenue in the United States and $59.3 million or 13% of our revenue in Canada. For the year ended December 31, 2013, we derived $147.1 million or 73% of our revenue in the United States and $54.0 million or 27% of our revenue in Canada. Additional information about the geographical areas in which our revenues are derived and in which our assets are located is presented in

Note 20 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Personnel

On December 31, 2015, we had approximately 1,400 employees, of which approximately 200 in the United States and 100 in Canada were represented by various labor unions.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of US Ecology:

Name	Age	Title
Jeffrey R. Feeler	46	President and Chief Executive Officer
Simon G. Bell	45	Executive Vice President of Operations, Environmental Services
Eric L. Gerratt	45	Executive Vice President, Chief Financial Officer and Treasurer
Mario H. Romero	58	Executive Vice President of Operations, Field & Industrial Services
Steven D. Welling	57	Executive Vice President of Sales and Marketing

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

Steven D. Welling was appointed Executive Vice President of Sales and Marketing in May 2013. Mr. Welling previously served as the Company's Senior Vice President, Sales and Marketing from January 2010 to May 2013. He joined US Ecology in 2001 through the Envirosafe Services of Idaho acquisition. He previously served as National Accounts Manager for Envirosource Technologies and Western Sales Manager for Envirosafe Services of Idaho and before that managed new market development and sales for a national bulk chemical transportation company. Mr. Welling holds a BS from California State University-Stanislaus.

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

We provide disposal and transportation services to customers on discrete Event Business (non-recurring project based work) which varies widely in size, duration and unit pricing. Some of these multi-year projects can account for a significant portion of our revenue and profit. The replacement of 2015 Event Business revenue and earnings depends on multiple factors, many of which are outside of our control including, but not limited to, general and industry-specific economic conditions, capital in the commercial credit markets, general level of government funding on environmental matters, real estate development and other industrial investment opportunities. Our inability to replace the contribution from 2015 Event Business projects with new business could result in a material adverse effect on our financial condition and results of operations.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

We face competition from companies with greater resources than us, companies with closer geographic proximity to waste sites, customers with service offerings we do not provide and customers that can provide lower pricing than we can in certain instances. An increase in the number or location of commercial treatment or disposal facilities for hazardous or radioactive waste, significant expansion of existing competitor permitted capabilities, acquisitions by competitors or a decrease in the treatment or disposal fees charged by competitors could materially and adversely affect our results of operations. Our business is also heavily affected by waste disposal fees imposed by government agencies. These fees, which vary from state to state and are periodically adjusted, may adversely impact the competitive environment in which we operate.

Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.

We serve oil refineries, chemical production plants, steel mills, real estate developers, waste brokers/aggregators serving small manufacturers and other industrial customers that are, or may be, affected by changing economic conditions and competition. These customers may be significantly impacted by deterioration in the general economy and may curtail waste production and/or delay spending on plant maintenance, waste clean-up projects and other discretionary work. Spending by government customers may also be reduced or temporarily suspended due to declining tax revenues that may result from a general deterioration in economic conditions or other federal or state fiscal policy. Factors that can impact general economic conditions and the level of spending by customers include the general level of consumer and industrial spending, increases in fuel and energy costs, residential and commercial real estate and mortgage market conditions, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. Market forces may also compel customers to cease or reduce operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business.

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

On June 17, 2014, in connection with the acquisition of EQ, we entered into a new $540.0 million senior secured credit agreement (the "Credit Agreement") with a syndicate of banks, which substantially increased our outstanding indebtedness. As of December 31, 2015, we had total indebtedness of $301.0 million, comprised entirely of outstanding borrowings under the Credit Agreement. Our Credit Agreement requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, potentially reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions, and other general corporate purposes; increases our vulnerability to adverse general economic or industry conditions; makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates; and limits our ability to obtain additional financing in the future for working capital or other purposes.

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

The Company is a party to collective bargaining agreements covering approximately 300, or approximately 20%, of our employees. The agreements expire on April 30, 2017, May 31, 2018 and November 30, 2020. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements in a manner acceptable to the Company. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

Certain of the Company's wholly-owned subsidiaries acquired in the acquisition of EQ participate in multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries' union employees. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 ("ERISA"), may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. Under current law regarding multi-employer defined benefit plans, a plan's termination, an employer's voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan's unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as "endangered," "seriously endangered," or "critical" status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. Contributions to these funds could also increase as a result of future collective bargaining with the unions, a shrinking contribution base as a result of the insolvency of other companies who currently contribute to these funds, failure of the Plan to meet ERISA's minimum funding requirements, lower than expected returns on pension fund assets, or other funding deficiencies. Any of the foregoing events could materially adversely affect our liquidity, cash flows and results of operations

Based upon the information available to us from plan administrators as of April 30, 2015, certain of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in "critical" status and these plans may require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

We may not be able or willing to pay future dividends.

Our ability to pay dividends is subject to our future financial condition and certain conditions such as continued compliance with covenants contained in our Credit Agreement. Our Board of Directors must also approve any dividends at their sole discretion. Pursuant to our Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. Unforeseen events or situations could cause non-compliance with these covenants, or cause the Board of Directors to discontinue or reduce the amount of any future dividend payment.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices and other online activities to connect with our employees and our customers. Such uses of technology give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers' personal information, private information about employees, and financial and strategic information about the Company and its business partners. Further, if the Company in the future pursues acquisitions or new initiatives that require expanding or improving our information technologies, this may result in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Further, despite these security measures, the Company's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Additional Risks of Our Environmental Services Business

A significant portion of our business depends upon non-recurring event clean-up projects over which we have no control.

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2015, approximately 26% of our T&D revenue (excluding EQ) was derived from Event Business projects. The one-time nature of Event Business necessarily creates variability in revenue and earnings. This variability is further influenced by service mix, general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions, public controversies, litigation, weather, property redevelopment plans and other factors. As a result of this variability, we can experience significant quarter-to-quarter and year-to-year volatility in revenue, gross profit, gross margin, operating income and net income. Also, while many large project opportunities are identifiable years in advance, both large and small project opportunities also routinely arise with little prior notice. This uncertainty, which is inherent to the hazardous and radioactive waste disposal industry, is factored into our budgeting and externally communicated business projections. Our projections combine historical experience with identified sales pipeline opportunities and planned initiatives for new or expanded service lines. A reduction in the number and size of new clean-up projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

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

We are subject to unexpected occurrences related, or unrelated, to the routine handling of dangerous substances. A fire or other incident could impair the ability of one or more facilities to continue to perform normal operations, which could have a material adverse impact on our financial condition and results of operations. Improper handling of these substances could also violate laws and regulations resulting in fines and/or suspension of operations.

If we are unable to obtain at a reasonable cost or under reasonable terms and conditions the necessary levels of insurance and financial assurances required for operations, our business and results of operations would be adversely affected.

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverages that we believe are customary for a company of our size in our business. We obtain these coverages to mitigate risk of loss, allowing us to manage our self-insured exposure from potential claims. We are self-insured for employee health-care coverage. Stop-loss insurance is carried covering liability on claims in excess of $150,000 per individual or on an aggregate basis for the monthly population. Accrued costs related to the self-insured health care coverage were $1.1 million and $2.1 million at December 31, 2015 and 2014, respectively. We also maintain a Pollution and Remediation Legal Liability Policy pursuant to RCRA regulations subject to a $250,000 self-insured retention. In addition, we are insured for consultant's environmental liability subject to a $100,000 self-insured retention. We are also insured for losses or damage to third party property or people subject to a $100,000 self-insured retention. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2015, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds. Our insurance policies covering closure and post-closure activities expire in December 2016 for covered U.S. operating facilities (dedicated state-controlled closure and post-closure funds provide financial assurance for our Washington and Nevada facilities). We continue to use self-funded trust accounts for our post-closure obligations at our U.S. non-operating sites. We use commercial surety bonds for our Canadian operation that expire in November 2016. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post-closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2015, we have provided collateral of $5.7 million in funded trust agreements, $11.9 million in surety bonds, issued $2.7 million in letters of credit for financial assurance and have insurance policies of approximately $74.1 million for closure and post-closure obligations at covered U.S. operating facilities. We have $657,000 in commercial surety bonds dedicated for closure obligations at our Canadian operating facility. While we believe we will be able to maintain the requisite financial assurance policies at a reasonable cost, premium and collateral requirements may materially increase. Such increases could have a material adverse effect on our financial condition and results of operations.

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

Our Stablex facility is located in Blainville, Québec, Canada and uses the Canadian dollar as its functional currency. International operations are subject to risks that may have material adverse effects on our financial condition and results of operations. The risks that our international operations are subject to include, among other things:

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

Additional Risks of Our Field & Industrial Services Business

A significant portion of our Field & Industrial Services segment depends upon the demand for cleanup of major spills and other remedial projects and regulatory developments over which we have no control.

A significant portion of our Field & Industrial Services segment consists of remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services. Demand for these services can be affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in governmental regulations relevant to our diverse operations. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter or year to year, and past financial performance may not be a reliable indicator of future performance.

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

We acquired EQ on June 17, 2014. As part of the acquisition we recorded at fair value $197.6 million of goodwill and $252.9 million of intangibles associated with EQ. Our integration of EQ's operations into our operations has required and will continue to require implementation of appropriate operations, management and financial reporting systems and controls. The integration of EQ has required and will continue to require the focused attention of our management team, including a significant commitment of time and resources. The success of the acquisition will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the respective businesses and operations of US Ecology and EQ through greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the business and operations of US Ecology and EQ must continue to be effectively combined.

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

We are required to test goodwill and intangible assets with indefinite useful lives at least annually to determine if impairment has occurred. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in laws or regulations, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. As a result of acquisitions in 2014, 2012 and 2010, we have goodwill of $191.8 million and indefinite-lived intangible assets of $49.9 million at December 31, 2015 that must be assessed at least annually for impairment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table describes our principal physical properties and facilities at December 31, 2015 owned or leased by us. We believe that our existing properties are in good condition and suitable for conducting our business.

Location	Segment	Function	Own/Lease
Beatty, Nevada	Environmental Svcs.	Waste treatment and landfill disposal	Lease
Robstown, Texas	Environmental Svcs.	Waste treatment and landfill disposal	Own
Grand View, Idaho	Environmental Svcs.	Waste treatment and landfill disposal	Own
Belleville, Michigan	Environmental Svcs.	Waste treatment and landfill disposal	Own
Blainville, Québec, Canada	Environmental Svcs.	Waste treatment and landfill disposal	Own/Lease
Richland, Washington	Environmental Svcs.	Landfill disposal	Sublease
Detroit, Michigan	Environmental Svcs.	Waste treatment	Own
Canton, Ohio	Environmental Svcs.	Waste treatment	Own
Harvey, Illinois	Environmental Svcs.	Waste treatment	Own
York, Pennsylvania	Environmental Svcs.	Waste treatment	Own
Tulsa, Oklahoma	Environmental Svcs.	Waste treatment	Own
Augusta, Georgia	Environmental Svcs.	Waste treatment	Own
Sulligent, Alabama	Environmental Svcs.	Waste treatment	Own
Tampa, Florida	Environmental Svcs.	Waste treatment	Own
Romulus, Michigan	Environmental Svcs.	Waste treatment	Own
Mt. Airy, North Carolina	Environmental Svcs.	Waste treatment	Own
Taylor, Michigan	Field & Industrial Svcs.	Field and industrial waste management	Own
Bayonne, New Jersey	Field & Industrial Svcs.	Field and industrial waste management	Lease
Atlanta, Georgia	Field & Industrial Svcs.	Field and industrial waste management	Lease
Wrentham, Massachusetts	Field & Industrial Svcs.	Field and industrial waste management	Own
Boise, Idaho	Corporate	Corporate Office	Lease
Livonia, Michigan	Corporate	Regional Office	Lease

In addition to the principal physical properties detailed in the table above, the Company owns or leases a number of smaller (less than 20,000 sq. ft.) properties supporting our Field & Industrial Services segment.

The following table provides additional information for our treatment facilities with onsite landfills including total acreage owned or controlled by us at each facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2015.

Location	Total Acreage	Permitted Airspace (Cubic Yards)	Non-Permitted Airspace (Cubic Yards)	Estimated Life (Years)
Beatty, Nevada(1)	80	399,095	—	2
Robstown, Texas(2)	873	1,177,914	—	6
Grand View, Idaho(3)	1,411	10,655,427	18,100,000	144
Belleville, Michigan(4)	455	12,546,963	—	39
Blainville, Québec, Canada(5)	350	6,613,465	—	27
Richland, Washington(6)	100	645,386	—	40

Total		32,038,250	18,100,000

(1)
Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. We sublease 80 acres from the State of Nevada located within a 400 acre buffer zone owned by the State of Nevada. The Company believes this dedicated buffer zone is a viable location for expansion to accommodate future disposal operations and is actively working with the State of Nevada to expand our operations, which we expect to conclude in 2016. In April 2007, we renewed our lease with the State of Nevada as a year-to-year periodic tenancy until (i) that area reaches full capacity and can no longer accept waste (an estimated life of three years using 2014 volume); (ii) the lease is terminated by us at our option; or (iii) the State terminates the lease due to our breach of the lease terms. The State of Nevada assesses disposal fees to fund a dedicated trust account to pay for future closure and post-closure costs.

(2)
Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own an additional 633 acres of adjacent land for future expansion. We also own 174 acres of land five miles west of the facility adjacent to a rail line where we have operated a rail transfer station since 2006.

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

(5)
Our Blainville, QC, Canada facility has been in operation since 1983 and is located approximately 30 miles northwest of Montreal, Québec, Canada. The facility includes an indoor hazardous and industrial waste treatment and storage facility and a rail transfer station located on 25 acres adjacent to a 325 acre disposal site. The treatment processing facility is on land owned by the Company. The disposal site which is adjacent to the owned treatment processing facility is leased from the Province of Québec with a term through 2018 and one five-year renewal option. The site is permitted to accept up to 875,000 metric tons (962,500 U.S. tons) over the five-year permit period. Of this amount, up to 350,000 metric tons (385,000 U.S. tons) can be accepted as soil. While there are no specific restrictions on waste soils received from the U.S., non-soil waste received from the U.S. is limited to 350,000 metric tons (385,000 U.S. tons) over the five-year permit period. The Province assesses fees to fund a dedicated government trust account to pay for post-closure costs at the disposal site.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

Our common stock is listed on the NASDAQ Global Select Market under the symbol ECOL. As of January 19, 2016 there were approximately 14,897 beneficial owners of our common stock. High and low sales prices for the common stock for each quarter in the last two years are shown below:

	2015		2014
	High	Low	High	Low
First Quarter	$52.42	$38.58	$38.90	$30.84
Second Quarter	$51.93	$45.30	$50.78	$35.26
Third Quarter	$52.99	$43.28	$51.60	$41.29
Fourth Quarter	$48.01	$32.76	$50.86	$38.42

Dividend History

We have paid the following dividends on our common stock ($s in thousands except per share amounts):

	2015		2014
	Per share	Dollars	Per share	Dollars
First Quarter	$0.18	$3,894	$0.18	$3,874
Second Quarter	0.18	3,899	0.18	3,876
Third Quarter	0.18	3,907	0.18	3,890
Fourth Quarter	0.18	3,912	0.18	3,892

Total	$0.72	$15,612	$0.72	$15,532

On January 4, 2016, the Company declared a dividend of $0.18 per common share for stockholders of record on January 22, 2016. The dividend was paid from cash on hand on January 29, 2016 in an aggregate amount of $3.9 million.

On June 17, 2014, the Company entered into a new $540.0 million senior secured credit agreement (the "Credit Agreement") with a syndicate of banks comprised of a $415.0 million term loan (the "Term Loan") with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the "Revolving Credit Facility") with a maturity date of June 17, 2019. Pursuant to the Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. No events of default under the Credit Agreement have occurred to date.

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the NASDAQ Composite Index and Dow Jones Waste & Disposal Services Index for the period from the end of fiscal 2010 to the end of fiscal 2015. The stock price performance shown below is not necessarily indicative of future performance.

 Comparison of Cumulative Total Stockholder Return(1) Among
US Ecology, Inc., NASDAQ Composite Index and
Dow Jones Waste & Disposal Services Index

Date	US Ecology, Inc.	Nasdaq Composite	Dow Jones US Waste & Disposal Services Index
December 31, 2010	$100.00	$100.00	$100.00
December 31, 2011	$112.62	$100.53	$100.18
December 31, 2012	$147.55	$116.92	$108.70
December 31, 2013	$236.95	$166.19	$135.80
December 31, 2014	$260.57	$188.78	$154.48
December 31, 2015	$240.44	$199.95	$160.95

(1)
Total return assuming $100 invested on December 31, 2010 and reinvestment of dividends on the day they were paid.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to compensation plans under which our equity securities are authorized for issuance is discussed in Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table summarizes the purchases of shares of our common stock during the year ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to 31, 2015	—	$—	—	$—
February 1 to 28, 2015	—	—	—	—
March 1 to 31, 2015(1)	4,920	51.73	—	—
April 1 to 30, 2015	—	—	—	—
May 1 to 31, 2015	—	—	—	—
June 1 to 30, 2015(1)	147	48.60	—	—
July 1 to 31, 2015	—	—	—	—
August 1 to 31, 2015(1)	1,083	51.52	—	—
September 1 to 30, 2015	—	—	—	—
October 1 to 31, 2015	—	—	—	—
November 1 to 30, 2015	—	—	—	—
December 1 to 31, 2015	—	—	—	—

Total	6,150	$51.62	—	$—

(1)
Represents shares surrendered or forfeited in connection with certain employees' tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 6.    SELECTED FINANCIAL DATA

This summary should be read in conjunction with the consolidated financial statements and related notes.

$s in thousands, except per share amounts	2015	2014(1)	2013	2012	2011
Revenue	$563,070	$447,411	$201,126	$169,138	$154,917
Impairment charges	6,700	—	—	—	—
Operating income	71,631	72,450	52,931	40,638	32,365
Foreign currency gain (loss)	(2,196)	(1,499)	(2,327)	1,213	(1,321)
Income tax expense	21,244	22,814	17,996	16,059	11,437
Net income	$25,611	$38,236	$32,151	$25,659	$18,370
Earnings per share—basic:	$1.18	$1.78	$1.73	$1.41	$1.01
Earnings per share—diluted:	$1.18	$1.77	$1.72	$1.40	$1.01
Shares used in earnings per share calculation:
Basic	21,637	21,537	18,592	18,238	18,198
Diluted	21,733	21,655	18,676	18,281	18,223
Dividends paid per share	$0.72	$0.72	$0.54	$0.90	$0.72
Total assets	$771,987	$910,047	$300,556	$218,694	$202,588
Working capital(2)	$54,516	$76,869	$85,356	$13,021	$8,772
Long-term debt	$293,740	$384,381	$—	$45,000	$40,500
Stockholders' equity	$256,135	$251,337	$231,538	$112,022	$100,163
Return on invested capital(3)	6.2%	6.0%	17.3%	14.6%	12.0%
Adjusted EBITDA(4)	$125,450	$108,976	$71,186	$58,352	$49,849

(1)
2014 financial data reflects the acquisition of EQ on June 17, 2014.

(2)
Calculated as current assets minus current liabilities.

(3)
Calculated as operating income less applicable taxes divided by the sum of stockholders' equity, long-term debt, closure and post-closure obligations and monetized operating leases, less cash and short-term investments.

(4)
We define Adjusted EBITDA as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges, loss on divestiture and other income/expense, which are not considered part of usual business operations. See "Adjusted EBITDA" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for further discussion of Adjusted EBITDA and a reconciliation to the most directly comparable GAAP measure, net income.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology's comprehensive knowledge of the waste business, its collection of waste management facilities and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships.

We have fixed facilities and service centers operating in the United States, Canada and Mexico. Our fixed facilities include five RCRA subtitle C hazardous waste landfills and one LLRW landfill located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to treat and dispose of waste and from fees charged to perform various field and industrial services for our customers.

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

On August 4, 2015, we entered into a definitive agreement to sell our Allstate Power Vac, Inc. ("Allstate") subsidiary to a private investor group and completed the divestiture on November 1, 2015. See Note 5 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information.

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

  Environmental Services—This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

  Field & Industrial Services—This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

As a result of our continued integration of EQ, we have modified and conformed the categories used to evaluate period-to-period changes in our T&D revenue for our Environmental Services segment. Historically, US Ecology divided T&D revenue into groups based on the industry of the customer. In order to provide better insight into the underlying drivers of our waste volumes and related T&D revenues, beginning with the third quarter of 2015, we now evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System ("NAICS") codes. We believe the new categorizations provide better insight into our Environmental Services segment T&D revenues. Throughout this Annual Report on Form 10-K, except where noted, prior periods presented have been recast based on the new categorizations.

The composition of the Environmental Services segment T&D revenues by waste generator industry for the years ended December 31, 2015 and 2014 were as follows:

	% of Treatment and Disposal Revenue(1)(2) for the Years Ended December 31,
Generator Industry	2015	2014
Broker / TSDF	17%	16%
Refining	17%	13%
Chemical Manufacturing	16%	23%
Metal Manufacturing	12%	12%
Government	8%	6%
General Manufacturing	7%	7%
Utilities	5%	4%
Mining, Exploration and Production	4%	5%
Transportation	2%	4%
Waste Management & Remediation	2%	2%
Other(3)	10%	8%

(1)
Excludes all transportation service revenue

(2)
Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

(3)
Includes retail and wholesale trade, rate regulated, construction and other industries

As a result of our continued integration of EQ, we have modified and conformed how we define "Base Business" and "Event Business." Previously, US Ecology defined Event Business as non-recurring waste cleanup projects regardless of size, with Base Business representing all recurring business. Beginning with the third quarter of 2015, we now define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. We believe the new definitions are a better representation of Base and Event Business and provide better insight into our Environmental Services segment T&D revenues. Throughout this Annual Report on Form 10-K, except where noted, prior periods presented have been recast based on the new definitions.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2015, approximately 26% of our T&D revenue, excluding EQ, was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can also cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. While we pursue many projects months or years in advance of work performance, clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

During 2015, Base Business revenue growth, excluding EQ, was flat compared to 2014. Base Business revenue was approximately 74% of total 2015 T&D revenue, up from 68% in 2014. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by the prevailing economic conditions and credit environment. Adverse conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste clean-up projects and other work. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. Spending by government agencies may be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for various reasons.

Our results of operations have been affected by certain significant events during the past three fiscal years including, but not limited to:

2015 Events

Full Year of EQ Operations:    2015 includes a full year of operating results for EQ, which was acquired on June 17, 2014. 2014 includes only the operating results during our ownership period from June 17, 2014 to December 31, 2014.

Sale of Allstate Power Vac, Inc. ("Allstate") and Goodwill Impairment:    On August 4, 2015, we entered into a definitive agreement to sell our Allstate subsidiary to a private investor group. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management's strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million, or $0.31 per diluted share, in the second quarter of 2015. On November 1, 2015, we completed the sale of Allstate for cash proceeds of $58.8 million, subject to post-closing adjustments for working capital. We recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000 in the fourth quarter of 2015. Cash proceeds from the transaction were used to repay debt. See Note 5 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on the sale of Allstate.

2014 Events

Acquisition of EQ Holdings, Inc.:    On June 17, 2014, the Company acquired 100% of the outstanding shares of EQ. EQ is a fully integrated environmental services company providing waste treatment and disposal, wastewater treatment, remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services to a variety of industries and customers in North America. The total purchase price was $460.9 million, net of cash acquired, and was funded through a combination of cash on hand and borrowings under a new $415.0 million term loan. The acquisition of EQ affects the comparability of 2014 with other years, including as follows:

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

•
We recorded $252.9 million of intangible assets and $197.6 million of goodwill on our Consolidated Balance Sheet as a result of the acquisition. Acquired finite-lived intangibles will be amortized over their estimated useful life ranging from one to 45 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

2013 Events

Public Common Stock Offering:    In December 2013, we sold and issued 2,990,000 shares of our common stock, including 390,000 shares pursuant to the underwriters' option to purchase additional shares, at a price of $34.00 per share. We received net proceeds of $96.4 million after deducting underwriting discounts, commissions and offering expenses. $30.0 million of the net proceeds were used to repay amounts outstanding under our Former Agreement (as defined below) with the remainder used for general corporate purposes.

Results of Operations

Our operating results and percentage of revenues for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,						2015 vs. 2014		2014 vs. 2013
$s in thousands	2015	%	2014	%	2013	%	$ Change	% Change	$ Change	% Change
Revenue
Environmental Services	$375,846	67%	$319,819	71%	$201,126	100%	$56,027	18%	$118,693	59%
Field & Industrial Services	187,224	33%	127,592	29%	—	0%	59,632	47%	127,592	n/m

Total	563,070	100%	447,411	100%	201,126	100%	115,659	26%	246,285	122%

Gross Profit
Environmental Services	141,097	38%	125,562	39%	78,986	39%	15,535	12%	46,576	59%
Field & Industrial Services	30,313	16%	20,224	16%	—	n/m	10,089	50%	20,224	n/m

Total	171,410	30%	145,786	33%	78,986	39%	25,624	18%	66,800	85%

Selling, General & Administrative Expenses
Environmental Services	23,649	6%	19,422	6%	11,826	6%	4,227	22%	7,596	64%
Field & Industrial Services	21,064	11%	13,668	11%	—	n/m	7,396	54%	13,668	n/m
Corporate	48,366	n/m	40,246	n/m	14,229	n/m	8,120	20%	26,017	183%

Total	93,079	17%	73,336	16%	26,055	13%	19,743	27%	47,281	181%

Adjusted EBITDA
Environmental Services	152,815	41%	123,192	39%	84,547	42%	29,623	24%	38,645	46%
Field & Industrial Services	18,640	10%	8,532	7%	—	n/m	10,108	118%	8,532	n/m
Corporate	(46,005)	n/m	(22,748)	n/m	(13,361)	n/m	(23,257)	102%	(9,387)	70%

Total	$125,450	22%	$108,976	24%	$71,186	35%	$16,474	15%	$37,790	53%

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges, loss on divestiture and other income/expense, which are not considered part of usual business operations. The reconciliation of Adjusted EBITDA to Net Income for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
$s in thousands	2015	2014	2013	$ Change	% Change	$ Change	% Change
Adjusted EBITDA	$125,450	$108,976	$71,186	$16,474	15%	$37,790	53%
Income tax expense	(21,244)	(22,814)	(17,996)	1,570	–7%	(4,818)	27%
Interest expense	(23,370)	(10,677)	(828)	(12,693)	119%	(9,849)	1189%
Interest income	65	107	19	(42)	–39%	88	463%
Foreign currency loss	(2,196)	(1,499)	(2,327)	(697)	46%	828	–36%
Loss on divestiture	(542)	—	—	(542)	n/m	—	n/m
Other income	1,267	669	352	598	89%	317	90%
Impairment charges	(6,700)	—	—	(6,700)	n/m	—	n/m
Depreciation and amortization of plant and equipment	(27,931)	(24,413)	(14,815)	(3,518)	14%	(9,598)	65%
Amortization of intangibles	(12,307)	(8,207)	(1,461)	(4,100)	50%	(6,746)	462%
Stock-based compensation	(2,297)	(1,250)	(865)	(1,047)	84%	(385)	45%
Accretion and non-cash adjustment of closure and post-closure liabilities	(4,584)	(2,656)	(1,114)	(1,928)	73%	(1,542)	138%

Net Income	$25,611	$38,236	$32,151	$(12,625)	–33%	$6,085	19%

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

2015 Compared to 2014

Revenue

Total revenue increased 26% to $563.1 million in 2015, compared with $447.4 million in 2014. The acquired EQ operations contributed $359.0 million of revenue in 2015, compared with $228.2 million for our period of ownership in 2014. Excluding EQ operations, total revenue decreased 7% to $204.1 million in 2015, compared with $219.2 million in 2014. Revenue from EQ is excluded from percentages of Base and Event Business and waste generator industry information in the following paragraphs.

Environmental Services

Environmental Services segment revenue increased 18% to $375.8 million in 2015, compared to $319.8 million in 2014. The acquired EQ operations contributed $171.7 million of segment revenue in 2015 compared with $100.6 million of segment revenue for our period of ownership in 2014. Excluding EQ operations, segment revenue decreased 7% to $204.1 million in 2015, compared with $219.2 million in 2014. T&D revenue (excluding EQ) decreased 8% in 2015 compared to 2014, primarily as a result of a 23% decrease in project-based Event Business. Transportation service revenue (excluding EQ) increased 2% compared to 2014, reflecting more Event Business projects utilizing our transportation and logistics services. Tons of waste disposed of or processed increased 5% in 2015 compared to 2014. Excluding EQ, tons of waste disposed of or processed decreased 20% in 2015 compared to 2014.

Growth in T&D revenue from recurring Base Business waste generators was flat compared to 2014 and comprised 74% of total T&D revenue in 2015. During 2015, increases in Base Business T&D revenue from the refining and broker/TSDF industries were offset by decreases in T&D revenue from Base Business in the chemical manufacturing, utilities, and mining, exploration and production industries.

T&D revenue from Event Business waste generators decreased 23% in 2015 compared to 2014 and comprised 26% of total T&D revenue in 2015. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical and metal manufacturing, transportation, broker/TSDF, and mining, exploration and production industries, partially offset by higher T&D revenue from the utilities, government and refining industries. The decrease in T&D revenue from the chemical manufacturing industry is primarily attributable to reductions in volume from a large East Coast remedial cleanup project and lower overall industry activity in 2015. The decrease in T&D revenue from the metal manufacturing industry is primarily attributable to lower domestic production of metal related products and services. The decrease in T&D revenue from the mining, exploration and production industry primarily reflects lower industry activity due to lower commodity prices.

The following table summarizes combined Base Business and Event Business T&D revenue growth by waste generator industry for 2015 compared to 2014:

T&D Revenue Growth(1) 2015 vs. 2014
Utilities	25%
Refining	20%
Government	15%
Other	5%
Waste Management & Remediation	4%
General Manufacturing	2%
Broker / TSDF	1%
Metal Manufacturing	–12%
Mining and E&P	–31%
Chemical Manufacturing	–35%
Transportation	–44%

(1)
Excludes EQ Holdings, Inc. which was acquired on June 17, 2014

Field & Industrial Services

Our Field & Industrial Services segment was added subsequent to, and as a result of, our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations. Field & Industrial Services segment revenue was $187.2 million in 2015 compared with $127.6 million for our period of ownership in 2014. The Allstate business, which was divested on November 1, 2015, contributed segment revenue of $59.1 million for our period of ownership in 2015 compared with $37.0 million for our period of ownership in 2014.

Gross Profit

Total gross profit increased 18% to $171.4 million in 2015, up from $145.8 million in 2014. The acquired EQ operations contributed $91.7 million of gross profit in 2015, compared with $57.4 million for our period of ownership in 2014. Excluding EQ operations, total gross profit decreased 10% to $79.7 million in 2015, compared with $88.4 million in 2014. Total gross margin in 2015 was 30%. Excluding EQ operations, total gross margin was 39%.

Environmental Services

Environmental Services segment gross profit increased 12% to $141.1 million in 2015, up from $125.6 million in 2014. The acquired EQ operations contributed $61.4 million of segment gross profit in 2015 compared with $37.2 million of segment gross profit for our period of ownership in 2014. Excluding EQ operations, segment gross profit decreased 10% to $79.7 million in 2015, compared with $88.4 million in 2014. This decrease primarily reflects lower T&D volumes in 2015 compared to 2014. Total segment gross margin in 2015 was 38%. Excluding EQ operations, total segment margin was 39%. Excluding EQ operations, T&D gross margin was 48% in 2015 compared to 49% in 2014.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations. Field & Industrial Services segment gross profit and gross margin were $30.3 million and 16%, respectively, in 2015 compared with $20.2 million and 16%, respectively, for our period of ownership in 2014. The Allstate business, which was divested on

November 1, 2015, contributed segment gross profit of $12.4 million for our period of ownership in 2015 compared with $8.2 million for our period of ownership in 2014.

Selling, General and Administrative Expenses ("SG&A")

Total SG&A increased 27% to $93.1 million in 2015, up from $73.3 million in 2014. The acquired EQ operations contributed $56.6 million of SG&A in 2015, compared with $38.9 million for our period of ownership in 2014. Excluding EQ operations, total SG&A was $36.5 million, or 18% of total revenue in 2015, compared with $34.4 million, or 16% of total revenue, in 2014.

Environmental Services

Environmental Services segment SG&A increased 22% to $23.6 million, or 6% of segment revenue, in 2015, up from $19.4 million, or 6% of segment revenue, in 2014. The acquired EQ operations contributed $12.5 million of segment SG&A in 2015 compared with $7.6 million of segment SG&A for our period of ownership in 2014. Excluding EQ operations, total segment SG&A was $11.1 million, or 5% of segment revenue, in 2015 compared with $11.8 million, or 5% of segment revenue, in 2014.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. This segment includes all of the field and industrial service business of the legacy EQ operations and none of the legacy US Ecology operations. Field & Industrial Services segment SG&A was $21.1 million in 2015 compared with $13.7 million for our period of ownership in 2014. The Allstate business, which was divested on November 1, 2015, contributed segment SG&A of $10.9 million for our period of ownership in 2015 compared with $6.6 million for our period of ownership in 2014.

Corporate

Corporate SG&A increased 20% to $48.4 million in 2015, up from $40.2 million in 2014. The acquired EQ operations contributed $23.0 million of corporate SG&A in 2015 compared with $17.6 million of corporate SG&A for our period of ownership in 2014. Excluding EQ operations, total corporate SG&A was $25.4 million, or 12% of total revenue in 2015, compared with $22.6 million, or 10% of total revenue in 2014, primarily reflecting higher labor costs and professional fees and expenses, partially offset by lower business development expenses in 2015 compared to 2014.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2015 was 45.3% compared to 37.4% in 2014. The increase reflects non-deductible goodwill impairment charges, a non-deductible loss on the sale of the Allstate business recorded during 2015 and an increase in our U.S. effective tax rate, primarily driven by a higher overall effective state tax rate. The higher effective state tax rate was driven by changes in apportionment of income and deferred taxes between the various states in which we operate. The increase in the effective tax rate was also partially attributable to a lower proportion of earnings from our Canadian operations in 2015, which are taxed at a lower corporate tax rate. As of December 31, 2015, we had approximately $161,000 in federal net operating loss carry forwards ("NOLs") acquired from EQ. As of December 31, 2015, we had approximately $34.2 million in state and local NOLs for which we maintain a substantial valuation allowance. We maintain a valuation allowance on state and local NOLs when we no longer do business within a state or locality or determine it is unlikely that we will utilize these NOLs in the future. We consider it unlikely that we will utilize the majority of these NOLs in the future.

Interest expense

Interest expense was $23.4 million in 2015 compared with $10.7 million in 2014. The increase is a result of higher outstanding debt levels and the related interest expense on borrowings under our Revolving Credit Facility used to finance the acquisition of EQ in June 2014. Additionally, we recorded $2.4 million of incremental non-cash amortization of deferred financing fees in 2015 primarily as a result of significant debt principal payments during the year.

Foreign currency gain (loss)

We recognized a $2.2 million non-cash foreign currency loss in 2015 compared with a $1.5 million non-cash foreign currency loss in 2014. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is located in Blainville, Québec, Canada and uses the Canadian dollar ("CAD") as its functional currency. Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2015, we had $15.0 million of intercompany loans subject to currency revaluation.

Loss on divestiture

On November 1, 2015, we completed the divestiture of Allstate for cash proceeds of $58.8 million, subject to post-closing adjustments. We recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000 during the fourth quarter of 2015.

Impairment charges

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management's strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million in the second quarter of 2015. See Note 5 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on the sale of Allstate.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $27.9 million in 2015, an increase of 14% compared to 2014. The acquired EQ operations contributed $13.9 million of depreciation and amortization expense in 2015 compared with $9.0 million of depreciation and amortization expense for our period of ownership in 2014. Excluding EQ operations, depreciation and amortization expense was $14.0 million in 2015, compared with $15.4 million in 2014.

Amortization of intangibles

Intangible assets amortization expense was $12.3 million in 2015, an increase of 50% compared to 2014. Excluding intangible assets amortization expense of $11.1 million and $6.8 million recorded in 2015 and 2014, respectively, on new intangible assets recorded as a result of the acquisition of EQ, intangible assets amortization expense was $1.2 million in 2015, compared with $1.4 million in 2014.

Stock-based compensation

Stock-based compensation expense increased 84% to $2.3 million in 2015, compared with $1.3 million 2014 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 73% to $4.6 million in 2015, compared with $2.7 million in 2014. The acquired EQ operations contributed $2.5 million of accretion and non-cash adjustment of closure and post-closure liabilities in 2015 compared with $1.2 million of accretion and non-cash adjustment of closure and post-closure liabilities for our period of ownership in 2014. Excluding EQ operations, accretion and non-cash adjustment of closure and post-closure liabilities was $2.1 million in 2015, compared with $1.5 million in 2014.

2014 Compared to 2013

In the following discussion of 2014 compared to 2013, neither 2014 results nor 2013 results have been recast to reflect the new definitions of Base and Event Business or the new categorization of Environmental Services segment T&D revenue by the NAICS code of the waste generator, as to recast 2013 results would be impracticable. Although 2014 results have been recast in the previous discussion of 2015 compared to 2014, 2014 results have not been recast in the following paragraphs in order to maintain the comparability of 2014 with 2013.

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

Environmental Services

Environmental Services segment revenue increased 59% to $319.8 million in 2014, compared to $201.1 million in 2013. The acquired EQ operations contributed $100.6 million of segment revenue subsequent to the acquisition of EQ on June 17, 2014. Excluding EQ operations, segment revenue increased 9% to $219.2 million in 2014, compared with $201.1 million in 2013. T&D revenue (excluding EQ) increased 9% in 2014 compared to 2013, primarily as a result of a 16% increase in project-based Event Business. Transportation service revenue (excluding EQ) increased 12% compared to 2013, reflecting more Event Business projects utilizing our transportation and logistics services.

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

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. Field & Industrial Services segment revenue was $127.6 million for the period subsequent to the acquisition.

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

Environmental Services

Environmental Services segment gross profit increased 59% to $125.6 million in 2014, up from $79.0 million in 2013. The acquired EQ operations contributed $37.2 million of segment gross profit subsequent to the acquisition on June 17, 2014. Excluding EQ operations, segment gross profit increased 12.0% to $88.4 million in 2014, compared with $79.0 million in 2013. This increase primarily reflects higher T&D volumes in 2014 compared to 2013. Total segment gross margin in 2014 was 39%. Excluding EQ operations, total segment margin was 40%. T&D gross margin (excluding EQ) was 49% in 2014.

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. Field & Industrial Services segment gross profit was $20.2 million and segment gross margin was 16% for the period subsequent to the acquisition.

Selling, General and Administrative Expenses

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

Field & Industrial Services

Our Field & Industrial Services segment was added in 2014 as a result of our acquisition of EQ on June 17, 2014. Field & Industrial Services segment SG&A was $13.7 million, or 11% of segment revenue, for the period subsequent to the acquisition.

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

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2014 was 37.4% compared to 35.9% in 2013. The increase reflects non-deductible business development expenses associated with the acquisition of EQ, partially offset by a higher proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate. During 2014 we reduced our unrecognized tax benefit by $480,000 due to the expiration of certain statutes of limitations, which had a favorable impact on our 2014 effective tax rate. As of December 31, 2014, we had approximately $1.3 million in federal NOLs acquired from EQ. As of December 31, 2014, we had approximately $21.7 million in state NOLs for which we maintain nearly a full valuation allowance. These state NOLs are located in states where we currently do little or no business or where we do not expect to generate future taxable income. We consider it unlikely that we will utilize these NOLs in the future. Our gross state NOLs were decreased as a result of a change in various state laws impacting how NOLs are determined, which had no impact to our annual effective tax rate since these NOLs were entirely offset by the valuation allowance.

Interest expense

Interest expense was $10.7 million in 2014 compared with $828,000 in 2013. The increase is a result of higher debt levels and the related interest expense on borrowings under our Revolving Credit Facility used to finance the acquisition of EQ.

Foreign currency gain (loss)

We recognized a $1.5 million non-cash foreign currency loss in 2014 compared with a $2.3 million non-cash foreign currency loss in 2013. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Our Stablex facility is located in Blainville, Québec, Canada and uses CAD as its functional currency. Also, as part of our treasury management strategy we established intercompany loans between our parent company, US Ecology, and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2014, we had $20.7 million of intercompany loans subject to currency revaluation.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At December 31, 2015, we had $6.0 million in cash and cash equivalents immediately available and $117.3 million of borrowing capacity available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments of our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities.    In 2015, net cash provided by operating activities was $71.5 million. This primarily reflects net income of $25.6 million, non-cash depreciation, amortization and accretion of $44.8 million, non-cash impairment charges of $6.7 million, a decrease in income taxes receivable of $4.8 million, non-cash amortization of debt issuance costs of $4.4 million, unrealized foreign currency losses of $3.3 million, share-based compensation expense of $2.3 million and a decrease in accounts receivable of $1.6 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.5 million, a decrease in closure and post-closure obligations of $5.7 million, a decrease in deferred revenue of $4.4 million, a decrease in income taxes payable of $3.9 million and a decrease in deferred income taxes of $2.7 million. Impacts on net income are due to the factors discussed above under Results of Operations. The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant East Coast clean-up project. The changes in income taxes receivable and payable are primarily attributable to the timing of income tax payments. The decrease in closure and post-closure obligations is primarily attributable to payments made for closure and post-closure activities primarily at our closed landfills.

Days sales outstanding was 68 days as of December 31, 2015, compared to 77 days as of December 31, 2014. The decrease in days sales outstanding is attributable to a decrease in outstanding accounts receivable primarily as a result of the divestiture of Allstate, a significant component of our Field & Industrial Services segment, on November 1, 2015. Due to the higher number of smaller customers as well as a number of state and municipal government customers, Allstate had a longer payment cycle than waste treatment and disposal services provided by our Environmental Services segment.

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

Investing Activities.    In 2015, net cash provided by investing activities was $20.3 million, primarily related to the divestiture of Allstate for $58.7 million, net of cash divested, partially offset by capital expenditures of $39.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and Robstown, Texas locations and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

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

Financing Activities.    During 2015, net cash used in financing activities was $108.4 million, consisting primarily of $94.6 million of payments on our term loan and $15.6 million of dividend payments to our stockholders.

During 2014, net cash provided by financing activities was $366.8 million, consisting primarily of $414.0 million of net proceeds from our new term loan used to partially finance the acquisition of EQ, offset in part by $19.4 million of term loan repayments, $15.5 million of dividend payments to our stockholders and $14.0 million of deferred financing costs associated with our Credit Agreement.

During 2013, net cash provided by financing activities was $43.7 million, consisting primarily of $96.4 million of net proceeds received from our public common stock offering (discussed further below) and $2.5 million of proceeds from stock option exercises, partially offset by $45.0 million of net repayments under our Former Agreement (defined below) and $10.0 million of dividends paid to our stockholders.

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company's option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At December 31, 2015, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.70%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $230.0 million, or 76%, of the Term Loan principal outstanding as of December 31, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company's total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2015, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $117.3 million with $7.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

See Note 15 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on the Company's debt.

Public Common Stock Offering

In December 2013, we sold and issued 2,990,000 shares of our common stock, including 390,000 shares pursuant to the underwriters' option to purchase additional shares, at a price of $34.00 per share. We received net proceeds of $96.4 million after deducting underwriting discounts, commissions and offering expenses. $30.0 million of the net proceeds were used to repay amounts outstanding under the Former Agreement with the remainder available for general corporate purposes, including potential future acquisitions.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology's contractual obligations at December 31, 2015 mature as follows:

	Payments Due by Period
$s in thousands	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Closure and post-closure obligations(1)	$309,698	$2,838	$4,688	$11,098	$291,074
Operating lease commitments	17,796	6,609	8,591	2,167	429
Credit agreement obligations(2)	300,994	3,056	6,112	6,112	285,714
Interest expense(3)	73,686	14,375	27,555	25,960	5,796

Total contractual obligations	$702,174	$26,878	$46,946	$45,337	$583,013

(1)
For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2105.

(2)
The Term Loan portion of the Credit Agreement with Wells Fargo matures on June 17, 2021 and is subject to amortization in equal quarterly installments in an aggregate annual amount of $3.0 million beginning March 31, 2016.

(3)
Interest expense has been calculated using the effective interest rate of 3.75% in effect at December 31, 2015 on the unhedged variable rate portion of the outstanding principal and 5.17% on the fixed rate hedged portion of the outstanding principal beginning December 31, 2014, the effective date of the Company's interest rate swap agreement with Wells Fargo. The interest expense calculation reflects assumed principal reductions consistent with the disclosures in footnote (2) above.

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

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $309.7 million at December 31, 2015, with a median payment year of 2060. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations, permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2015. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2015, our weighted-average credit-adjusted risk-free interest rate was 5.9%. For financial reporting purposes, our recorded closure and post-closure obligations were $71.2 million and $72.9 million as of December 31, 2015 and 2014, respectively.

Through December 31, 2015, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

US Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our U.S. operating facilities through the use of third-party insurance policies, surety bonds and standby letters of credit. Insurance policies covering our closure and post-closure obligations expire in December 2016. Our total policy limits are approximately $74.1 million. At December 31, 2015 our trust accounts had $5.7 million for our closure and post-closure obligations and are identified as Restricted cash and investments on our consolidated balance sheet.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the respective State. Volume based fees are collected from our customers and remitted to state controlled trust funds to cover the estimated cost of closure and post-closure obligations.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2015 we had $657,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November and December 2015 and expire in November and December 2016. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates included in our critical accounting policies discussed below and those accounting policies and use of estimates discussed in Notes 2 and 3 to the Consolidated Financial Statements located in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. We base our estimates on historical experience and on various assumptions and other factors we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We make adjustments to judgments and estimates based on current facts and circumstances on an ongoing basis. Historically, actual results have not deviated significantly from those determined using the estimates described below or in Notes 2 and 3 to the Consolidated Financial Statements located in "Part II, Item 8. Financial Statements and Supplementary Data" to this Annual Report on Form 10-K. However, actual amounts could differ materially from those estimated at the time the consolidated financial statements are prepared.

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

Field and industrial waste management services revenue results primarily from specialty onsite services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

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

Disposal Facility Accounting

We amortize landfill and disposal assets and certain related permits over their estimated useful lives. The units-of-consumption method is used to amortize landfill cell construction and development costs and asset retirement costs. Under the units-of-consumption method, we include costs incurred to date as well as future estimated construction costs in the amortization base of the landfill assets. Additionally, where appropriate, as discussed below, we also include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill asset. If we determine that expansion capacity should no longer be considered in calculating the total remaining useful life of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense over the remaining estimated useful life of the landfill asset. If at any time we make the decision to abandon the expansion effort, the capitalized costs related to the expansion effort would be expensed in the period of abandonment.

Our landfill assets and liabilities fall into the following two categories, each of which require accounting judgments and estimates:

•
Landfill assets comprised of capitalized landfill development costs.

•
Disposal facility retirement obligations relating to our capping, closure and post-closure liabilities that result in corresponding retirement assets.

Landfill Assets

Landfill assets include the costs of landfill site acquisition, permits and cell design and construction incurred to date. Landfill cells represent individual disposal areas within the overall treatment and disposal site and may be subject to specific permit requirements in addition to the general permit requirements associated with the overall site.

To develop, construct and operate a landfill cell, we must obtain permits from various regulatory agencies at the local, state and federal levels. The permitting process requires an initial site study to determine whether the location is feasible for landfill operations. The initial studies are reviewed by our environmental management group and then submitted to the regulatory agencies for approval. During the development stage we capitalize certain costs that we incur after site selection but before the receipt of all required permits if we believe that it is probable that the landfill cell will be permitted.

Upon receipt of regulatory approval, technical landfill cell designs are prepared. The technical designs, which include the detailed specifications to develop and construct all components of the landfill cell including the types and quantities of materials that will be required, are reviewed by our environmental management group. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical designs, the regulatory agencies issue permits to develop and operate the landfill cell.

The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, construction of leachate collection systems, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates at least annually. These development costs, together with any costs incurred to acquire, design and permit the landfill cell, including personnel costs of employees directly associated with the landfill cell design, are recorded to the landfill asset on the balance sheet as incurred.

To match the expense related to the landfill asset with the revenue generated by the landfill operations, we amortize the landfill asset on a units-of-consumption basis over its operating life, typically on a cubic yard or cubic meter of disposal space consumed. The landfill asset is fully amortized at the end of a landfill cell's operating life. The per-unit amortization rate is calculated by dividing the sum of the landfill asset net book value plus estimated future development costs (as described above) for the landfill cell, by the landfill cell's estimated remaining disposal capacity. Amortization rates are influenced by the original cost basis of the landfill cell, including acquisition costs, which in turn is determined by geographic location and market values. We have secured significant landfill assets through business acquisitions and valued them at the time of acquisition based on fair value.

Included in the technical designs are factors that determine the ultimate disposal capacity of the landfill cell. These factors include the area over which the landfill cell will be developed, such as the depth of excavation, the height of the landfill cell elevation and the angle of the side-slope construction. Landfill cell capacity used in the determination of amortization rates of our landfill assets includes both permitted and unpermitted disposal capacity. Unpermitted disposal capacity is included when management believes achieving final regulatory approval is probable based on our analysis of site conditions and interactions with applicable regulatory agencies.

We review the estimates of future development costs and remaining disposal capacity for each landfill cell at least annually. These costs and disposal capacity estimates are developed using input from independent engineers and internal technical and accounting managers and are reviewed and approved by our environmental management group. Any changes in future estimated costs or estimated disposal capacity are reflected prospectively in the landfill cell amortization rates.

We assess our long-lived landfill assets for impairment when an event occurs or circumstances change that indicate the carrying amount may not be recoverable. Examples of events or circumstances that may indicate impairment of any of our landfill assets include, but are not limited to, the following:

•
Changes in legislative or regulatory requirements impacting the landfill site permitting process making it more difficult and costly to obtain and/or maintain a landfill permit;

•
Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain, maintain or expand permits, which could result in denial, revocation or suspension of a permit and adversely impact the economic viability of the landfill. As a result of opposition to our obtaining a permit, improved technical information as a project progresses, or changes in the anticipated economics associated with a project, we may decide to reduce the scope of, or abandon, a project, which could result in an asset impairment; and

•
Unexpected significant increases in estimated costs, significant reductions in prices we are able to charge our customers or reductions in disposal capacity that affect the ongoing economic viability of the landfill.

Disposal Facility Retirement Obligations

Disposal facility retirement obligations include the cost to close, maintain and monitor landfill cells and support facilities. As individual landfill cells reach capacity, we must cap and close the cells in accordance with the landfill cell permits. These capping and closure requirements are detailed in the technical design of each landfill cell and included as part of our approved regulatory permit. After the entire landfill cell has reached capacity and is certified closed, we must continue to maintain and monitor the landfill cell for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the landfill cell and groundwater systems, and other activities that occur after the landfill cell has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, transportation and disposal of landfill leachate, and erosion control costs related to the final cap.

We have a legally enforceable obligation to operate our landfill cells in accordance with the specific requirements, regulations and criteria set forth in our permits. This includes executing the approved closure/post-closure plan and closing/capping the entire landfill cell in accordance with the established requirements, design and criteria contained in the permit. As a result, we record the fair value of our disposal facility retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For our individual landfill cells, the required closure and post-closure obligations under the terms of our permits and our intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting waste, discounted using a credit-adjusted risk-free rate. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct operating costs. Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Disposal facility retirement assets are capitalized as the related disposal facility retirement obligations are incurred. Disposal facility retirement assets are amortized on a units-of-consumption basis as the disposal capacity is consumed.

Our disposal facility retirement obligations represent the present value of current cost estimates to close, maintain and monitor landfills and support facilities as described above. Cost estimates are developed using input from independent engineers, internal technical and accounting managers, as well as our environmental management group's interpretation of current legal and regulatory requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then inflate the current cost estimate by an inflation rate, estimated at December 31, 2015 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2015 was approximately 5.9%. Final closure and post-closure obligations are currently estimated as being paid through the year 2105. During 2015, we updated several assumptions, including the estimated costs and timing of closing our disposal cells. These updates resulted in a net decrease to our closure/post-closure obligation of $349,000.

We update our estimates of future capping, closure and post-closure costs and of future disposal capacity for each landfill cell on an annual basis. Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor landfills and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in accretion and amortization rates which are applied prospectively over the remaining life of the asset. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $15.4 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $7.1 million.

Goodwill and Intangible Assets

As of December 31, 2015, the Company's goodwill balance was $191.8 million. We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or failure to generate sufficient cash flows at the reporting unit. For example, field and industrial services represents an emerging business for the Company and has been the focus of a shift in strategy since the acquisition of EQ. Failure to execute on planned growth initiatives within this business could lead to the impairment of goodwill and intangible assets in future periods.

We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and / or qualitative factors. At December 31, 2015, we had 17 reporting units, eight of which had allocated goodwill.

Fair values are generally determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on our expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test would be performed to measure the amount of impairment loss. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made.

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2015 indicated no goodwill impairment charges were required for any of our reporting units.

We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis; (ii) a third-party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the annual assessment occurs.

The result of the annual assessment of intangible assets with indefinite useful lives undertaken in the fourth quarter of 2015 indicated no impairment charges were required.

We also review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis; (ii) a third-party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an intangible asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the intangible assets may not be recoverable occurred.

The result of the assessment of finite-lived intangible assets undertaken in 2015 indicated no impairment charges were required.

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group. Allstate represents the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management's strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Our interim goodwill impairment test which included both Step I and Step II analysis was performed and resulted in a non-cash goodwill impairment charge of $6.7 million being recognized in the second quarter of 2015. See Note 5 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on the sale of Allstate.

Other than the impairment charge discussed above, no events or circumstances occurred during 2015 that would indicate that our intangible assets may be impaired, therefore no other impairment tests were performed during 2015 other than the annual assessment of intangible assets with indefinite useful lives conducted in the fourth quarter of every year.

Our acquired permits and licenses generally have renewal terms of approximately 5-10 years. We have a history of renewing these permits and licenses as demonstrated by the fact that each of the sites' treatment permits and licenses have been renewed regularly since the facility began operations. We intend to continue to renew our permits and licenses as they come up for renewal for the foreseeable future. Costs incurred to renew or extend the term of our permits and licenses are recorded in Selling, general and administrative expenses in our consolidated statements of operations.

Share Based Payments

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan ("Omnibus Plan"), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units ("PSUs") and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan ("Previous Plans"), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan.

As of December 31, 2015, we have PSUs outstanding under the Omnibus Plan. Each PSU represents the right to receive, on the settlement date, one share of the Company's common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2015, based on total stockholder return relative to a set of peer companies and the S&P 600. The fair value of the PSUs is determined using a Monte Carlo simulation. Refer to Note 18 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a summary of the assumptions utilized in the Monte Carlo valuation of awards granted during 2015.

As of December 31, 2015, we have stock option awards outstanding under the 1992 Stock Option Plan for Employees ("1992 Employee Plan") and the 2008 Stock Option Incentive Plan ("2008 Stock Option Plan"). Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under the 2008 Stock Option Plan. The 2008 Stock Option Plan will remain in effect solely for the settlement of awards previously granted. In April 2013, the 1992 Employee Plan expired and was cancelled except for options then outstanding.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 18 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a summary of the assumptions utilized in 2015, 2014 and 2013. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Income Taxes

Income taxes are accounted for using an asset and liability approach whereby we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are evaluated for the likelihood of use in future periods. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the need for a valuation allowance, if any, requires our judgment and the use of estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2015, we have deferred tax assets totaling approximately $19.6 million, a valuation allowance of $4.6 million and deferred tax liabilities totaling approximately $97.6 million.

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

Litigation

We have, in the past, been involved in litigation requiring estimates of timing and loss potential whose timing and ultimate disposition is controlled by the judicial process. As of December 31, 2015, we did not have any ongoing, pending or threatened legal action that management believes, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write off assets is based on the pertinent facts and our evaluation of present circumstances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through wholly-owned subsidiaries.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2015, $5.7 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of December 31, 2015, there were $301.0 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2015, we would be subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $301.0 million under our Credit Agreement at December 31, 2015 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $522,000.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During 2015, Stablex transacted approximately 52% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2015, we had $15.0 million of intercompany loans outstanding between Stablex and US Ecology. During 2015 the CAD weakened as compared to the USD resulting in a $2.4 million non-cash foreign currency translation loss recognized in our consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of December 31, 2015 a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2015 would have generated a non-cash gain or loss of approximately $150,000 for the year ended December 31, 2015.

We had a total pre-tax foreign currency loss of $2.2 million for the year ended December 31, 2015. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Ecology, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presentation for deferred taxes and debt issuance costs upon the adoption of Accounting Standards Update (ASU) 2015-17 Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes and ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho
February 29, 2016

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2015	2014 As Adjusted
Assets
Current Assets:
Cash and cash equivalents	$5,989	$22,971
Receivables, net	106,380	135,261
Prepaid expenses and other current assets	8,484	10,351
Income taxes receivable	2,017	6,912
Deferred income taxes	—	2,109

Total current assets	122,870	177,604
Property and equipment, net	210,334	227,684
Restricted cash and investments	5,748	5,729
Intangible assets, net	239,571	278,667
Goodwill	191,823	217,609
Other assets	1,641	2,669
Deferred income taxes	—	85

Total assets	$771,987	$910,047

Liabilities And Stockholders' Equity
Current Liabilities:
Accounts payable	$17,169	$24,513
Deferred revenue	8,078	13,190
Accrued liabilities	25,634	36,251
Accrued salaries and benefits	11,513	13,322
Income taxes payable	117	4,124
Current portion of closure and post-closure obligations	2,787	5,359
Current portion of long-term debt	3,056	3,976

Total current liabilities	68,354	100,735
Long-term closure and post-closure obligations	68,367	67,511
Long-term debt	290,684	380,405
Other long-term liabilities	5,825	4,336
Deferred income taxes	82,622	105,723

Total liabilities	515,852	658,710
Commitments and contingencies
Stockholders' Equity:
Common stock $0.01 par value, 50,000 authorized; 21,744 and 21,632 shares issued, respectively	217	216
Additional paid-in capital	169,873	165,524
Retained earnings	103,300	93,301
Treasury stock, at cost, 5 and 1 shares, respectively	(189)	(18)
Accumulated other comprehensive loss	(17,066)	(7,686)

Total stockholders' equity	256,135	251,337

Total liabilities and stockholders' equity	$771,987	$910,047

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenue	$563,070	$447,411	$201,126
Direct operating costs	391,660	301,625	122,140

Gross profit	171,410	145,786	78,986
Selling, general and administrative expenses	93,079	73,336	26,055
Impairment charges	6,700	—	—

Operating income	71,631	72,450	52,931
Other income (expense):
Interest income	65	107	19
Interest expense	(23,370)	(10,677)	(828)
Foreign currency loss	(2,196)	(1,499)	(2,327)
Loss on divestiture	(542)	—	—
Other	1,267	669	352

Total other income (expense)	(24,776)	(11,400)	(2,784)
Income before income taxes	46,855	61,050	50,147
Income tax expense	21,244	22,814	17,996

Net income	$25,611	$38,236	$32,151

Earnings per share:
Basic	$1.18	$1.78	$1.73
Diluted	$1.18	$1.77	$1.72
Shares used in earnings per share calculation:
Basic	21,637	21,537	18,592
Diluted	21,733	21,655	18,676

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$25,611	$38,236	$32,151
Other comprehensive income (loss):
Foreign currency translation loss	(8,380)	(3,863)	(2,413)
Net changes in interest rate hedge, net of taxes of ($539), ($1,098) and $0, respectively	(1,000)	(2,038)	—

Comprehensive income, net of tax	$16,231	$32,335	$29,738

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$25,611	$38,236	$32,151
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	6,700	—	—
Depreciation and amortization of property and equipment	27,931	24,413	14,815
Amortization of intangible assets	12,307	8,207	1,461
Accretion of closure and post-closure obligations	4,584	2,656	1,241
Unrealized foreign currency loss	3,271	2,427	2,789
Deferred income taxes	(2,714)	2,035	(2,637)
Share-based compensation expense	2,297	1,250	865
Unrecognized tax benefits	—	(480)	13
Loss on disposition of business	542	—	—
Net loss on disposition of assets	741	421	170
Amortization of debt issuance costs	4,428	1,037	—
Amortization of debt discount	148	74	—
Changes in assets and liabilities (net of effects of business acquisitions and divestitures):
Receivables	1,565	(4,400)	(10,408)
Income taxes receivable	4,830	(1,798)	—
Other assets	734	(921)	(403)
Accounts payable and accrued liabilities	(6,481)	(2,878)	1,673
Deferred revenue	(4,449)	1,890	5,197
Accrued salaries and benefits	(901)	771	(424)
Income taxes payable	(3,918)	(389)	4,091
Closure and post-closure obligations	(5,679)	(1,182)	(955)

Net cash provided by operating activities	71,547	71,369	49,639
Cash flows from investing activities:
Proceeds from divestitures (net of cash divested)	58,728	—	—
Purchases of property and equipment	(39,370)	(28,434)	(21,373)
Purchases of restricted cash and investments	(2,075)	(1,060)	(5,249)
Proceeds from sale of restricted cash and investments	2,057	1,023	5,263
Proceeds from sale of short term investments	—	654	—
Proceeds from sale of property and equipment	948	201	168
Business acquisitions (net of cash acquired)	—	(460,874)	—

Net cash provided by (used in) investing activities	20,288	(488,490)	(21,191)
Cash flows from financing activities:
Payments on long-term debt	(94,623)	(19,384)	(54,500)
Dividends paid	(15,612)	(15,532)	(9,978)
Proceeds from revolving credit facility	10,316	—	—
Payments on revolving credit facility	(10,316)	—	—
Proceeds from exercise of stock options	1,823	1,542	2,461
Proceeds from issuance of long-term debt	—	413,962	9,500
Deferred financing costs paid	—	(14,001)	(235)
Proceeds from public offering (net of issuance costs of $5,229)	—	—	96,431
Other	54	206	(1)

Net cash (used in) provided by financing activities	(108,358)	366,793	43,678
Effect of foreign exchange rate changes on cash	(459)	(641)	(306)
Increase (decrease) in cash and cash equivalents	(16,982)	(50,969)	71,820
Cash and cash equivalents at beginning of year	22,971	73,940	2,120

Cash and cash equivalents at end of year	$5,989	$22,971	$73,940

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	18,385,262	$184	$63,969	$48,424	$(1,183)	$628	$112,022
Net income	—	—	—	32,151	—	—	32,151
Other comprehensive loss	—	—	—	—	—	(2,413)	(2,413)
Dividend paid	—	—	—	(9,978)	—	—	(9,978)
Tax benefit of equity based awards	—	—	318	—	—	—	318
Share-based compensation	—	—	865	—	—	—	865
Stock option exercises	162,314	1	2,140	—	—	—	2,141
Issuance of restricted common stock from treasury shares	—	—	(864)	—	864	—	—
Issuance of common stock in connection with public offering (net of issuance costs of $5,229)	2,990,000	30	96,402	—	—	—	96,432

Balance at December 31, 2013	21,537,576	215	162,830	70,597	(319)	(1,785)	231,538
Net income	—	—	—	38,236	—	—	38,236
Other comprehensive loss	—	—	—	—	—	(5,901)	(5,901)
Dividend paid	—	—	—	(15,532)	—	—	(15,532)
Tax benefit of equity based awards	—	—	667	—	—	—	667
Share-based compensation	—	—	1,250	—	—	—	1,250
Stock option exercises	93,621	1	1,264	—	—	—	1,265
Repurchase of common stock: 4,860 shares	—	—	—	—	(186)	—	(186)
Issuance of restricted common stock	1,246	—	—	—	—	—	—
Issuance of restricted common stock from treasury shares	—	—	(487)	—	487	—	—

Balance at December 31, 2014	21,632,443	216	165,524	93,301	(18)	(7,686)	251,337
Net income	—	—	—	25,611	—	—	25,611
Other comprehensive loss	—	—	—	—	—	(9,380)	(9,380)
Dividend paid	—	—	—	(15,612)	—	—	(15,612)
Tax benefit of equity based awards	—	—	376	—	—	—	376
Share-based compensation	—	—	2,297	—	—	—	2,297
Stock option exercises	80,112	1	1,822	—	—	—	1,823
Repurchase of common stock: 6,150 shares	—	—	—	—	(317)	—	(317)
Issuance of restricted common stock	31,417	—	—	—	—	—	—
Issuance of restricted common stock from treasury shares	—	—	(146)	—	146	—	—

Balance at December 31, 2015	21,743,972	$217	$169,873	$103,300	$(189)	$(17,066)	$256,135

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

On November 1, 2015, we sold our Allstate Power Vac, Inc. ("Allstate") subsidiary to a private investor group. See Note 5 for additional information.

Our Environmental Services segment provides a broad range of hazardous material management services including the transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

Our Field & Industrial Services segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day storage facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements and certain notes to the consolidated statements have been reclassified to conform with the current period presentation. The Company's consolidated balance sheet as of December 31, 2014 has been revised for purchase price measurement period adjustments related to the acquisition of EQ as disclosed in Note 4. In connection with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, we reclassified deferred financing costs associated with our Term Loan from Prepaid expenses and other current assets and Other assets to Long-term debt as disclosed in Notes 2 and 15.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with remaining maturities of 90 days or less at the date of acquisition. Cash and cash equivalents totaled $6.0 million and $23.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, we had $2.1 million and $3.5 million, respectively, of cash at our operations outside the United States.

Receivables

Receivables are stated at an amount management expects to collect. Based on management's assessment of the credit history of the customers having outstanding balances and factoring in current economic conditions, management has concluded that potential unidentified losses on balances outstanding at year-end will not be material.

Restricted Cash and Investments

Restricted cash and investments of $5.7 million at both December 31, 2015 and 2014, represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

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

Field and industrial waste management services revenue results primarily from specialty onsite services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response at refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

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

Our Richland, Washington disposal facility is regulated by the Washington Utilities and Transportation Commission ("WUTC"), which approves our rates for disposal of low-level radioactive waste ("LLRW"). Annual revenue levels are established based on a rate agreement with the WUTC at amounts sufficient to cover the costs of operation, including facility maintenance, equipment replacement and related costs, and provide us with a reasonable profit. Per-unit rates charged to LLRW customers during the year are based on our evaluation of disposal volume and radioactivity projections submitted to us by waste generators. Our proposed rates are then reviewed and approved by the WUTC. If annual revenue exceeds the approved levels set by the WUTC, we are required to refund excess collections to facility users on a pro-rata basis. Refundable excess collections are recorded in Accrued liabilities in the consolidated balance sheets. The current rate agreement with the WUTC was extended in 2013 and is effective until January 1, 2020.

Unbilled Receivables

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2015, were billed in the following month.

Deferred Revenue

Revenue from waste that has been received but not yet treated or disposed or advance billings prior to treatment and disposal services are deferred until such services are completed.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $13.9 million, $12.2 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill is not amortized, but instead is assessed for impairment annually in the fourth quarter as of October 1 and also if an event occurs or circumstances change that may indicate a possible impairment. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the period in which the determination has been made. See Note 3 for additional information related to the Company's goodwill impairment tests and Note 12 for additional information related to the $6.7 million goodwill impairment charge recorded in the second quarter of 2015. Goodwill was recognized in connection with our acquisitions of EQ in 2014, Dynecol in 2012 and Stablex in 2010.

Intangible Assets

Intangible assets are stated at the fair value assigned in a business combination net of amortization. We amortize our finite-lived intangible assets using the straight-line method over their estimated economic

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

lives ranging from 1 to 45 years. We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. We also review both indefinite-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.

Our acquired permits and licenses generally have renewal terms of approximately 5-10 years. We have a history of renewing these permits and licenses as demonstrated by the fact that each of the sites' treatment permits and licenses have been renewed regularly since the facility began operations. We intend to continue to renew our permits and licenses as they come up for renewal for the foreseeable future. Costs incurred to renew or extend the term of our permits and licenses are recorded in Selling, general and administrative expenses in our consolidated statements of operations.

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

Deferred Financing Costs

Deferred financing costs are amortized over the life of our Credit Agreement. Amortization of deferred financing costs is included as a component of interest expense in the consolidated statements of operations. In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. We elected to adopt this guidance in the fourth quarter of 2015. As of December 31, 2015, we classified $6.4 million of deferred financing costs, net of accumulated amortization, associated with our Term Loan from Prepaid expenses and other current assets and Other assets to Long-term debt. Prior year amounts related to our Term Loan have been reclassified to conform to the current year presentation resulting in an adjustment to Long-term debt of $10.3 million for the year ended December 31, 2014.

Deferred financing costs associated with our Revolving Credit Facility were $2.0 million and $2.6 million, net of accumulated amortization and continue to be recorded in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

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

The application of income tax law is inherently complex. Tax laws and regulations are voluminous and at times ambiguous and interpretations of guidance regarding such tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. A liability for uncertain tax positions is recorded in our consolidated financial statements on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax position taken will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. As facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. Our tax returns are subject to audit by the Internal Revenue Service ("IRS"), various states in the U.S. and the Canadian Revenue Agency.

Insurance

Accrued costs for our self-insured health care coverage were $1.1 million and $2.1 million at December 31, 2015 and 2014, respectively.

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

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2016, however, we elected to adopt this guidance prospectively in the fourth quarter of 2015. Other than the current period balance sheet presentation of deferred tax liabilities and assets as non-current, adoption of this guidance did not have a material impact on our consolidated financial statements. Prior year amounts were not retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs related to long-term debt in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, however, we elected to adopt this guidance in the fourth quarter of 2015. Prior year amounts related to our Term Loan have been reclassified to conform to the current year presentation resulting in an adjustment to Long-term debt of $10.3 million for the year ended December 31, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance permits the use of either the retrospective or cumulative effect transition method. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. We are currently assessing the impact the adoption of ASU 2014-09 may have on our consolidated financial statements.

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

•
Disposal Cell Development and Final Closure/Post-Closure Amortization—We expense amounts for disposal cell usage and closure and post-closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the closure and post-closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for closure and post-closure costs are developed using input from third-party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure costs consider when the costs would actually be paid and, where appropriate, inflation and discount rates.

•
Business Acquisitions—The Company records assets and liabilities of the acquired business at their fair values. Acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition. Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business acquisition.

•
Goodwill—We assess goodwill for impairment during the fourth quarter as of October 1 of each year or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the estimated fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Fair values are generally determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on our expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. USE OF ESTIMATES (Continued)

•
Intangible Assets—We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis; (ii) a third-party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the annual assessment occurs.

We also review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the internally developed discounted projected cash flow analysis; (ii) a third-party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the intangible assets may not be recoverable occurred.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. BUSINESS COMBINATIONS (Continued)

As of June 30, 2015, the Company finalized the purchase accounting for the acquisition of EQ. The following table summarizes the consideration paid for EQ and the fair value estimates of assets acquired and liabilities assumed, recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2014:

	Purchase Price Allocation
$s in thousands	As Reported in 2014 Form 10-K	Adjustments	As Retrospectively Adjusted
Current assets	$111,982	$27	$112,009
Property and equipment	101,543	—	101,543
Identifiable intangible assets	252,874	—	252,874
Current liabilities	(57,585)	(727)	(58,312)
Other liabilities	(139,331)	263	(139,068)

Total identifiable net assets	269,483	(437)	269,046
Goodwill	197,163	437	197,600

Total purchase price	$466,646	$—	$466,646

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

	(unaudited)
$s in thousands, except per share amounts	2014	2013
Pro forma combined:
Revenue	$615,264	$539,760
Net income	$37,347	$29,606
Earnings per share
Basic	$1.73	$1.59
Diluted	$1.72	$1.59

Revenue from EQ included in the Company's consolidated statements of operations was $359.0 million and $228.2 million for the years ended December 31, 2015 and 2014, respectively. Operating income from EQ included in the Company's consolidated statements of operations was $28.5 million and $18.5 million for the years ended December 31, 2015 and 2014, respectively. Acquisition-related costs of $1.2 million and $6.4 million were included in Selling, general and administrative expenses in the Company's consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

NOTE 5. DIVESTITURE

On August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represented the majority of the industrial services business and was included in our Field and

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. DIVESTITURE (Continued)

Industrial Services segment, which we acquired with the acquisition of EQ. As a result of this agreement and management's strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million in the second quarter of 2015.

On November 1, 2015, we completed the divestiture of Allstate for cash proceeds of $58.8 million, subject to post-closing adjustments. For the year ended December 31, 2015, we recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000, which is included in Other income (expense) in our consolidated statements of operations. The sale of Allstate does not meet the requirements to be reported as a discontinued operation as defined in ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Loss before income taxes from Allstate of $4.9 million and income before income taxes from Allstate of $1.6 million were included in the Company's consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively. Loss before income taxes for the year ended December 31, 2015, includes a non-cash goodwill impairment charge of $6.4 million.

The following table presents the carrying amounts of major classes of assets and liabilities of Allstate classified as held for sale immediately preceding the disposition on November 1, 2015, which are excluded from the Company's consolidated balance sheet at December 31, 2015:

$s in thousands	November 1, 2015
Cash and cash equivalents	$46
Receivables, net	25,407
Prepaid expenses and other current assets	1,469
Property and equipment, net	19,760
Intangible assets, net	21,825
Goodwill	13,572

Total assets held for sale	$82,079

Accounts payable	7,253
Accrued liabilities	1,784
Accrued salaries and benefits	594
Deferred income taxes	13,601

Total liabilities held for sale	$23,232

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) ("AOCI") consisted of the following:

$s in thousands	Foreign Currency Translation Adjustments	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2013	$(1,785)	$—	$(1,785)
Other comprehensive loss before reclassifications, net of tax	(3,863)	(2,038)	(5,901)

Balance at December 31, 2014	$(5,648)	$(2,038)	$(7,686)

Other comprehensive loss before reclassifications, net of tax	(8,380)	(3,269)	(11,649)
Amounts reclassified out of AOCI, net of tax(1)	—	2,269	2,269

Other comprehensive loss	(8,380)	(1,000)	(9,380)

Balance at December 31, 2015	$(14,028)	$(3,038)	$(17,066)

(1)
Before-tax reclassifications of $3.5 million ($2.3 million after-tax) for the year ended December 31, 2015 were included in Interest expense in the Company's consolidated statements of operations. Amount relates to the Company's interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.5 million ($2.3 million after tax).

NOTE 7. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2015	2014	2013
Income taxes and interest paid:
Income taxes paid, net of receipts	$27,252	$22,754	$16,226
Interest paid	18,587	9,298	703
Non-cash investing and financing activities:
Closure/Post-closure retirement asset	(349)	7,157	886
Capital expenditures in accounts payable	3,805	6,101	1,561
Restricted stock issuances from treasury shares	127	487	864

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. FAIR VALUE MEASUREMENTS (Continued)

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At December 31, 2015, the fair value of the Company's variable-rate debt was estimated to be $300.0 million.

The Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 consisted of the following:

	2015
$s in thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets:
Fixed-income securities(1)	$403	$3,573	$—	$3,976
Money market funds(2)	1,772	—	—	1,772

Total	$2,175	$3,573	$—	$5,748

Liabilities:
Interest rate swap agreement(3)	$—	$4,676	$—	$4,676

Total	$—	$4,676	$—	$4,676

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. FAIR VALUE MEASUREMENTS (Continued)

	2014
$s in thousands	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets:
Fixed-income securities(1)	$400	$3,590	$—	$3,990
Money market funds(2)	1,739	—	—	1,739

Total	$2,139	$3,590	$—	$5,729

Liabilities:
Interest rate swap agreement(3)	$—	$3,136	$—	$3,136

Total	$—	$3,136	$—	$3,136

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

(3)
In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company's consolidated balance sheet as of December 31, 2015 and 2014.

NOTE 9. CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2015 or 2013. Revenue from a single customer accounted for approximately 10% of total revenue for the year ended December 31, 2014.

No customer accounted for more than 10% of total trade receivables as of December 31, 2015 or 2014.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. CONCENTRATIONS AND CREDIT RISK (Continued)

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

Labor Concentrations

As of December 31, 2015, 11 employees at our Richland, Washington facility were represented by the Paper, Allied-Industrial Chemical & Energy Workers International Union, AFL-CIO, CLC (PACE); 105 employees at our Blainville, Québec, Canada facility were represented by the Communications, Energy and Paperworkers Union of Canada; 154 employees were represented by the Local 324 Operating Engineers Union; and nine employees were represented by the Teamsters and the Operating Engineers Union. As of December 31, 2015, our 1,140 other employees did not belong to a union.

NOTE 10. RECEIVABLES

Receivables as of December 31, 2015 and 2014 consisted of the following:

$s in thousands	2015	2014
Trade	$95,055	$116,218
Unbilled revenue	11,983	17,857
Other	2,568	1,890

Total receivables	109,606	135,965
Allowance for doubtful accounts	(3,226)	(704)

Receivables, net	$106,380	$135,261

The allowance for doubtful accounts is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2015, 2014 and 2013 was as follows:

$s in thousands	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Recoveries (Deductions/ Write-offs)	Adjustments		Balance at End of Period
Year ended December 31, 2015	$704	$2,224	$848	$(550	)(1)	$3,226
Year ended December 31, 2014	$525	$1,391	$(1,211)	$(1)		$704
Year ended December 31, 2013	$468	$138	$(70)	$(11)		$525

(1)
Adjustment for the year ended December 31, 2015 relates to the sale of Allstate on November 1, 2015. For additional information on the sale of Allstate, see Note 5.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 consisted of the following:

$s in thousands	2015	2014
Cell development costs	$121,473	$120,878
Land and improvements	31,606	33,002
Buildings and improvements	70,990	74,518
Railcars	17,375	17,375
Vehicles and other equipment	92,797	98,877
Construction in progress	20,067	10,831

Total property and equipment	354,308	355,481
Accumulated depreciation and amortization	(143,974)	(127,797)

Property and equipment, net	$210,334	$227,684

Depreciation and amortization expense was $27.9 million, $24.4 million and $14.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of December 31, 2015, were the result of our acquisitions of EQ in 2014, Dynecol in 2012 and Stablex in 2010. Changes in goodwill for the years ended December 31, 2015 and 2014 were as follows:

$s in thousands	Environmental Services	Field & Industrial Services	Total
Balance at December 31, 2014(1)	$152,396	$65,213	$217,609
Impairment charges(2)	—	(6,700)	(6,700)
Allstate disposition(3)	—	(13,572)	(13,572)
Foreign currency translation and other adjustments	(4,704)	(810)	(5,514)

Balance at December 31, 2015	$147,692	$44,131	$191,823

(1)
Balances have been revised to reflect purchase accounting measurement period adjustments related to the acquisition of EQ as disclosed in Note 4.

(2)
As disclosed in Notes 5, on August 4, 2015, we entered into a definitive agreement to sell Allstate to a private investor group for approximately $58.0 million cash, subject to adjustments for working capital and capital expenditures. Allstate represented the majority of the industrial services business we acquired with the acquisition of EQ. As a result of this agreement and management's strategic review, we evaluated the recoverability of the assets associated with our industrial services business. Based on this analysis, we recorded a non-cash goodwill impairment charge of $6.7 million in the second quarter of 2015. We calculated the estimated fair value of the industrial services business using a combination of quoted market prices and discounted cash flows.

(3)
Amounts relate to sale of Allstate as disclosed in Note 5.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets as of December 31, 2015 and 2014 consisted of the following:

	2015			2014
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$109,652	$(6,682)	$102,970	$113,693	$(4,427)	$109,266
Customer relationships	82,021	(9,015)	73,006	103,086	(4,488)	98,598
Technology—formulae and processes	6,560	(1,054)	5,506	7,844	(1,009)	6,835
Customer backlog	3,652	(561)	3,091	4,600	(246)	4,354
Tradename	4,318	(2,210)	2,108	5,481	(979)	4,502
Developed software	2,899	(678)	2,221	3,745	(428)	3,317
Non-compete agreements	732	(732)	—	920	(462)	458
Internet domain and website	540	(44)	496	869	(24)	845
Database	385	(85)	300	667	(72)	595

Total amortizing intangible assets	210,759	(21,061)	189,698	240,905	(12,135)	228,770
Nonamortizing intangible assets:
Permits and licenses	49,750	—	49,750	49,750	—	49,750
Tradename	123	—	123	147	—	147

Total intangible assets	$260,632	$(21,061)	$239,571	$290,802	$(12,135)	$278,667

Amortization expense of amortizing intangible assets was $12.3 million, $8.2 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation. Future amortization expense of amortizing intangible assets is expected to be as follows:

$s in thousands	Expected Amortization
2016	$10,428
2017	9,653
2018	8,964
2019	8,964
2020	8,964
Thereafter	142,725

$189,698

NOTE 13. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan ("the Plan") for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. The Plan covers substantially all of our employees in the United States. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. EMPLOYEE BENEFIT PLANS (Continued)

contribution equal to 55% of participant contributions up to 6% of eligible compensation. The Company contributed matching contributions to the Plan of $2.3 million, $521,000 and $436,000 in 2015, 2014 and 2013, respectively.

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

We also maintain the Stablex Canada Inc. Simplified Pension Plan ("the SPP"). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Participants receive a company contribution equal to 5% of their annual salary. The Company contributed $515,000, $510,000 and $415,000 to the SPP in 2015, 2014 and 2013, respectively.

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

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

			Pension Protection Act Certified Zone Status
	Plan Employer ID Number	Plan Number
Name of Plan			2015	2014
Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. EMPLOYEE BENEFIT PLANS (Continued)

During 2015, the Company contributed $941,000 to the Operating Engineers Local 324 Pension Fund (the "Local 324 Plan") and $461,000 to other multi-employer plans, which are excluded from the table above as they are not individually significant. During the post-acquisition period from June 17, 2014 to December 31, 2014, the Company contributed $530,000 to the Local 324 Pension Plan and $407,000 to other multi-employer plans not individually significant.

Based on information as of April 30, 2015 and 2014, the year end of the Local 324, the Company's contributions made to the Local 324 Plan represented less than 5% of total contributions received by the Local 324 Plan during the 2015 and 2014 plan years.

The certified zone status in the table above is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded; plans in the yellow zone are less than 80% funded; and plans in the green zone are at least 80% funded. The certified zone status is as of the Local 324 Plan's year end of April 30, 2015 and 2014.

A financial improvement or rehabilitation plan, as defined under ERISA, was adopted by the Local 324 Plan on March 17, 2011 and the Rehabilitation Period began May 1, 2013.

As of December 31, 2015, 154 employees were employed under union collective bargaining agreements with the Local 324 Operating Engineers union. Our three remaining collective bargaining agreements expire on April 30, 2017, May 31, 2018 and November 30, 2020.

NOTE 14. CLOSURE AND POST-CLOSURE OBLIGATIONS

Our accrued closure and post-closure liability represents the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. We record the fair value of our closure and post-closure obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For our individual landfill cells, the required closure and post-closure obligations under the terms of our permits and our intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting waste. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site; Provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The States of Nevada and Washington and the Province of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We also maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. At December 31, 2015 we had $657,000 in commercial surety bonds dedicated for closure obligations.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. CLOSURE AND POST-CLOSURE OBLIGATIONS (Continued)

In accounting for closure and post-closure obligations, which represent our asset retirement obligations, we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure and post-closure costs taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2015. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2015 approximated 5.9%.

Changes to reported closure and post-closure obligations for the years ended December 31, 2015 and 2014, were as follows:

$s in thousands	2015	2014
Closure and post-closure obligations, beginning of year	$72,870	$17,468
Liabilities assumed in EQ acquisition	—	47,190
Accretion expense	4,584	2,656
Payments	(5,679)	(1,443)
Adjustments	(349)	7,157
Foreign currency translation	(272)	(158)

Closure and post-closure obligations, end of year	71,154	72,870
Less current portion	(2,787)	(5,359)

Long-term portion	$68,367	$67,511

Adjustment to the obligations represents changes in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2015 were primarily attributable to a $945,000 decrease to the obligation for our Grand View, Idaho facility due to changes in the timing of estimated closure activities, partially offset by a $545,000 increase to the obligation for our Belleville, Michigan facility due to changes in estimated closure and post-closure costs. The adjustments in 2014 were primarily attributable to a $7.2 million increase to the obligation for our Grand View, Idaho; Robstown, Texas; and Blainville, Québec, Canada operating facilities, primarily due to increases in our estimated closure costs for newly constructed disposal cells.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. CLOSURE AND POST-CLOSURE OBLIGATIONS (Continued)

Changes in the reported closure and post-closure asset, recorded as a component of Property and equipment, net, in the consolidated balance sheet, for the years ended December 31, 2015 and 2014 were as follows:

$s in thousands	2015	2014
Net closure and post-closure asset, beginning of year	$24,651	$1,832
Asset acquired in EQ acquisition	—	16,555
Additions or adjustments to closure and post-closure asset	(349)	7,157
Amortization of closure and post-closure asset	(836)	(683)
Foreign currency translation	(423)	(210)

Net closure and post-closure asset, end of year	$23,043	$24,651

NOTE 15. DEBT

Long-term debt consisted of the following:

	December 31,
$s in thousands	2015	2014
Term loan	$300,994	$395,616
Unamortized discount and debt issuance costs	(7,254)	(11,235)

Total debt	293,740	384,381
Current portion of long-term debt	(3,056)	(3,976)

Long-term debt	$290,684	$380,405

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs related to long-term debt in the balance sheet as a direct deduction from the related long-term debt liability rather than as an asset. We elected to adopt this guidance in the fourth quarter of 2015. As of December 31, 2015, we classified $6.4 million of deferred financing costs, net of accumulated amortization, associated with our Term Loan from Prepaid expenses and other current assets and Other assets to Long-term debt. Prior year amounts related to our Term Loan have been reclassified to conform to the current year presentation resulting in an adjustment to Long-term debt of $10.3 million for the year ended December 31, 2014.

Deferred financing costs associated with our Revolving Credit Facility were $2.0 million and $2.6 million, net of accumulated amortization and continue to be recorded in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT (Continued)

Future maturities of long-term debt, excluding unamortized net discount, as of December 31, 2015 consist of the following:

$s in thousands	Maturities
2016	$3,056
2017	3,056
2018	3,056
2019	3,056
2020	3,056
Thereafter	285,714

$300,994

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

Term Loan

The Term Loan provides an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company's option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At December 31, 2015, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.70%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $230.0 million, or 76%, of the Term Loan principal outstanding as of December 31, 2015.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company's option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DEBT (Continued)

such commitment fee to be reduced based upon the Company's total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At December 31, 2015, there were no borrowings outstanding on the Revolving Credit Facility. As of December 31, 2015, the availability under the Revolving Credit Facility was $117.3 million with $7.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At December 31, 2015, we were in compliance with all of the financial covenants in the Credit Agreement.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES

The components of the income tax expense consisted of the following:

$s in thousands	2015	2014	2013
Current:
U.S. Federal	$17,818	$13,767	$14,769
State	2,830	2,492	2,241
Foreign	3,279	4,521	3,623

Total current	23,927	20,780	20,633
Deferred:
U.S. Federal	(2,355)	2,721	(2,068)
State	125	(155)	(218)
Foreign	(453)	(532)	(351)

Total deferred	(2,683)	2,034	(2,637)

Income tax expense	$21,244	$22,814	$17,996

A reconciliation between the effective income tax rate and the applicable statutory federal and state income tax rate is as follows:

	2015	2014	2013
Taxes computed at statutory rate	35.0%	35.0%	35.0%
Impairment and loss on divestiture	5.7	—	—
State income taxes (net of federal income tax benefit)	4.0	2.7	2.7
Non-deductible transaction costs	0.3	1.5	—
Foreign rate differential	(1.8)	(2.0)	(2.0)
Other	2.1	0.2	0.2

	45.3%	37.4%	35.9%

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016, however, we elected to early adopt this guidance prospectively in the fourth quarter of 2015. Other than the current period balance sheet presentation of deferred tax liabilities and assets as non-current, adoption of this guidance did not have a material impact on our consolidated financial statements. Prior year amounts were not retrospectively adjusted.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES (Continued)

The components of the total net deferred tax assets and liabilities as of December 31, 2015 and 2014 consisted of the following:

$s in thousands	2015	2014(1)
Deferred tax assets:
Net operating loss, foreign tax credit and capital loss carry forwards	$5,215	$1,955
Accruals, allowances and other	5,021	4,336
Environmental compliance and other site related costs	7,924	7,081
Unrealized foreign exchange gains and losses	2,101	1,180
Unrealized gains and losses on interest rate hedge	1,637	1,098

Total deferred tax assets	21,898	15,650
Less: valuation allowance	(4,645)	(2,518)

Net deferred tax assets	17,253	13,132
Deferred tax liabilities:
Property and equipment	(23,898)	(29,204)
Intangible assets	(74,451)	(85,859)
Other	(1,526)	(1,598)

Total deferred tax liabilities	(99,875)	(116,661)

Net deferred tax liability	$(82,622)	$(103,529)

(1)
Balances have been revised to reflect purchase accounting measurement period adjustments related to the acquisition of EQ as disclosed in Note 4.

During 2015, the Company restated the breakout of Property and equipment and Intangible assets within the Deferred tax liabilities section of the components of total net deferred tax assets and liabilities to correct a presentation error related to including Intangible assets deferred tax liabilities within Property and equipment deferred tax liabilities in the Company's previously filed 2014 Form 10-K. These presentation items had no effect on the Company's Consolidated Financial Statements. The Company concluded that these items were not material to the financial statements taken as a whole, but elected to restate previously reported amounts within this footnote for all periods presented. Future filings will reflect these revisions.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $29.2 million as of December 31, 2015. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

As of December 31, 2015, we have federal net operating loss carry forwards ("NOLs") of approximately $161,000. The NOLs relate to losses incurred by EQ prior to our acquisition of EQ on June 17, 2014 and expire in 2026. U.S. income tax law limits the amount of losses that we can use on an annual basis. We believe it is more likely than not the entire balance of federal NOLs will be utilized.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. INCOME TAXES (Continued)

As of December 31, 2015, we have approximately $34.2 million in state and local NOLs for which we maintain a substantial valuation allowance. We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of state and local NOLs for tax purposes. State and local NOLs expire between 2019 and 2035. At December 31, 2015 and 2014, we maintained a valuation allowance of approximately $1.9 million and $1.0 million, respectively, for state NOLs that are not expected to be utilizable prior to expiration.

As of December 31, 2015, we have foreign tax credit carry forwards of approximately $1.8 million that expire in 2024. As of December 31, 2015, we have capital loss carry forwards of approximately $2.4 million that expire in 2020. We believe it is more likely than not the foreign tax credit and capital loss carry forwards will not be utilized and therefore maintain a valuation allowance on the entire balance.

The domestic and foreign components of Income (loss) before income taxes consisted of the following:

$s in thousands	2015	2014	2013
Domestic	36,367	46,017	37,958
Foreign	10,488	15,033	12,189

Income before income taxes	$46,855	$61,050	$50,147

The changes to unrecognized tax benefits (excluding related penalties and interest) consisted of the following:

$s in thousands	2015	2014	2013
Unrecognized tax benefits, beginning of year	$—	$438	$438
Gross increases in tax positions in prior periods	—	—	—
Gross increases during the current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	(438)	—

Unrecognized tax benefits, end of year	$—	$—	$438

Due to the expiration of certain statutes of limitations, during 2014 we reduced our unrecognized tax benefits by $480,000, including accrued interest, which had a favorable impact on our effective tax rate for the year.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service ("IRS") as well as income tax returns in various states, localities and Canada. We may be subject to examinations by the Canada Revenue Agency as well as various state and local taxing jurisdictions for tax years 2011 through 2015. US Ecology, Inc. is currently under IRS examination for the 2012 tax year and also remains subject to examination by the IRS for tax years 2013 through 2015. EQ is currently under IRS examination for the 2012 tax year and also remains subject to examination by the IRS for tax years 2013 through 2015. The Company is indemnified for any EQ pre-acquisition tax years. We are currently not aware of any other examinations by taxing authorities.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. COMMITMENTS AND CONTINGENCIES (Continued)

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

Operating Leases

Lease agreements primarily cover railcars, the disposal site at our Stablex facility and corporate office space. Future minimum lease payments on non-cancellable operating leases as of December 31, 2015 are as follows:

$s in thousands	Payments
2016	$6,609
2017	5,232
2018	3,359
2019	1,967
2020	200
Thereafter	429

$17,796

Rental expense under operating leases was $8.2 million, $3.9 million and $685,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 18. EQUITY

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan ("Omnibus Plan"), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units ("PSUs") and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan ("Previous Plans"), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of December 31, 2015, 1,476,542 shares of common stock remain available for grant under the Omnibus Plan.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. EQUITY (Continued)

Performance Stock Units

On May 27, 2015, the Company granted 6,929 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company's common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2015, based on total stockholder return relative to a set of peer companies and the S&P 600. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $65.78 per unit. Compensation expense is recorded over the awards' vesting period.

The following table presents the assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted on May 27, 2015:

Stock price on grant date	$46.89
Expected term	2.6 years
Expected volatility	29%
Risk-free interest rate	0.9%
Expected dividend yield	1.5%

Stock Options

We have stock option awards outstanding under the 1992 Stock Option Plan for Employees ("1992 Employee Plan") and the 2008 Stock Option Incentive Plan ("2008 Stock Option Plan"). Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under the 2008 Stock Option Plan. The 2008 Stock Option Plan will remain in effect solely for the settlement of awards previously granted. In April 2013, the 1992 Employee Plan expired and was cancelled except for options then outstanding. Stock options expire ten years from the date of grant and vest over a period ranging from one to three years from the date of grant. Vesting requirements for non-employee directors are contingent on attending a minimum of 75% of regularly scheduled board meetings during the year. Upon the exercise of stock options, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our stock option activity is as follows:

$s in thousands, except per share amounts	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2014	316,778	$27.92
Granted	120,260	49.97
Exercised	(82,268)	23.44
Cancelled, expired or forfeited	(18,353)	47.32

Outstanding as of December 31, 2015	336,417	$35.83	$204	7.8

Exercisable as of December 31, 2015	70,801	$25.96	$742	6.1

The weighted average grant date fair value of all stock options granted during 2015, 2014 and 2013 was $11.83, $9.78 and $5.06 per share, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $2.0 million, $3.5 million and $2.4 million, respectively.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. EQUITY (Continued)

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

The significant weighted-average assumptions relating to the valuation of each option grant are as follows:

	2015	2014	2013
Expected life	3.6 years	3.6 years	3.3 years
Expected volatility	35%	36%	36%
Risk-free interest rate	1.2%	0.8%	0.4%
Expected dividend yield	1.6%	2.0%	3.4%

Restricted Stock

We have restricted stock awards outstanding under the 2006 Restricted Stock Plan and the Omnibus Plan. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under the 2006 Restricted Stock Plan. The 2006 Restricted Stock Plan will remain in effect solely for the settlement of awards previously granted. Generally, restricted stock awards vest annually over a three-year period. Vesting of restricted stock awards to non-employee directors is contingent on the non-employee director attending a minimum of 75% of regularly scheduled board meetings and 75% of the meetings of each committee of which the non-employee director is a member during the year. Upon the vesting of restricted stock awards, common stock is issued from treasury stock or, when depleted, from new stock issuances.

A summary of our restricted stock plan activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	52,985	$34.92
Granted	38,000	49.06
Vested	(27,182)	35.77
Cancelled, expired or forfeited	(4,390)	47.18

Outstanding as of December 31, 2015	59,413	$42.67

The total fair value of restricted stock vested during 2015, 2014 and 2013 was $1.4 million, $975,000 and $299,000, respectively.

Share-Based Compensation Expense

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The components of pre-tax

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. EQUITY (Continued)

share-based compensation expense (primarily included in Selling, general and administrative expenses in our consolidated statements of operations) and related tax benefits were as follows:

$s in thousands	2015	2014	2013
Share-based compensation from:
Stock options	$808	$442	$346
Restricted stock	1,375	808	519
Performance stock units	114	—	—

Total share-based compensation	2,297	1,250	865
Income tax benefit	(1,041)	(467)	(310)

Share-based compensation, net of tax	$1,256	$783	$555

Unrecognized Share-Based Compensation Expense

As of December 31, 2015, there was $3.4 million of unrecognized compensation expense related to unvested share-based awards granted under our share-based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

Public Common Stock Offering

In December 2013, we sold and issued 2,990,000 shares of our common stock, including 390,000 shares pursuant to the underwriters' option to purchase additional shares, at a price of $34.00 per share. We received net proceeds of $96.4 million after deducting underwriting discounts, commissions and offering expenses. $30.0 million of the net proceeds were used to repay amounts outstanding under the Former Agreement.

NOTE 19. EARNINGS PER SHARE

	2015		2014		2013
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$25,611	$25,611	$38,236	$38,236	$32,151	$32,151

Weighted average basic shares outstanding	21,637	21,637	21,537	21,537	18,592	18,592
Dilutive effect of stock options and restricted stock		96		118		84

Weighted average diluted shares outstanding		21,733		21,655		18,676
Earnings per share	$1.18	$1.18	$1.78	$1.77	$1.73	$1.72

Anti-dilutive shares excluded from calculation		192		58		156

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING

Financial Information by Segment

Our operations are managed in two reportable segments reflecting our internal reporting structure and nature of services offered as follows:

  Environmental Services—This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

  Field & Industrial Services—This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

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

During 2015, the Company restated the Revenue by Service Offering table (for 2014 data, as previous periods are not comparative) to correct a presentation error related to segment revenue and adjusted EBITDA in the Company's previously filed 2014 Annual Report on Form 10-K. These presentation items had no effect on the Company's consolidated financial statements. The Company concluded that these items were not material to the financial statements taken as a whole, but elected to restate previously reported amounts within this footnote for all periods presented. Future filings will reflect these revisions.

Summarized financial information of our reportable segments for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$300,441	$—	$—	$300,441
Services Revenue:
Transportation and Logistics(1)	75,405	28,370	—	103,775
Industrial Cleaning(2)	—	83,712	—	83,712
Technical Services(3)	—	62,858	—	62,858
Remediation(4)	—	6,734	—	6,734
Other(5)	—	5,550	—	5,550

Total Revenue	$375,846	$187,224	$—	$563,070

Depreciation, amortization and accretion	$35,039	$9,256	$527	$44,822
Capital expenditures	$30,236	$7,100	$2,034	$39,370
Total assets	$591,699	$118,989	$61,299	$771,987

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING (Continued)

	2014
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$256,994	$—	$—	$256,994
Services Revenue:
Transportation and Logistics(1)	62,825	24,117	—	86,942
Industrial Cleaning(2)	—	48,706	—	48,706
Technical Services(3)	—	35,234	—	35,234
Remediation(4)	—	16,410	—	16,410
Other(5)	—	3,125	—	3,125

Total Revenue	$319,819	$127,592	$—	$447,411

Depreciation, amortization and accretion	$28,211	$6,762	$303	$35,276
Capital expenditures	$20,128	$7,398	$908	$28,434
Total assets	$622,678	$215,661	$71,708	$910,047

	2013
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Revenue by Service Offering:
Treatment & Disposal	$165,109	$—	$—	$165,109
Transportation and Logistics(1)	36,017	—	—	36,017

Total Revenue	$201,126	$—	$—	$201,126

Depreciation, amortization and accretion	$17,478	$—	$39	$17,517
Capital expenditures	$20,989	$—	$384	$21,373
Total assets	$222,128	$—	$78,428	$300,556

(1)
Includes such services as collection, transportation and disposal of non-hazardous and hazardous waste. Prior to the acquisition of EQ on June 17, 2014, services within Environmental Services included transportation services.

(2)
Includes such services as industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, and refinery services such as tank cleaning and temporary storage.

(3)
Includes such services as Total Waste Management ("TWM") programs, retail services, laboratory packing, less-than-truck-load ("LTL") service and Household Hazardous Waste ("HHW") collection.

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING (Continued)

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

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SEGMENT REPORTING (Continued)

A reconciliation of Adjusted EBITDA to Net Income for the years ended December 31, 2015, 2014 and 2013 is as follows:

$s in thousands	2015	2014	2013
Adjusted EBITDA:
Environmental Services	$152,815	$123,192	$84,547
Field & Industrial Services	18,640	8,532	—
Corporate	(46,005)	(22,748)	(13,361)

Total	125,450	108,976	71,186

Reconciliation to Net income:
Income tax expense	(21,244)	(22,814)	(17,996)
Interest expense	(23,370)	(10,677)	(828)
Interest income	65	107	19
Foreign currency loss	(2,196)	(1,499)	(2,327)
Loss on divestiture	(542)	—	—
Other income	1,267	669	352
Impairment charges	(6,700)	—	—
Depreciation and amortization of plant and equipment	(27,931)	(24,413)	(14,815)
Amortization of intangibles	(12,307)	(8,207)	(1,461)
Stock-based compensation	(2,297)	(1,250)	(865)
Accretion and non-cash adjustment of closure & post-closure liabilities	(4,584)	(2,656)	(1,114)

Net income	$25,611	$38,236	$32,151

Revenue and Long-Lived Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed for the years ended December 31, 2015, 2014 and 2013 were as follows:

$s in thousands	2015	2014	2013
United States	$521,092	$388,084	$147,128
Canada	41,978	59,327	53,998

	$563,070	$447,411	$201,126

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2015 and 2014 are as follows:

$s in thousands	2015	2014
United States	$400,320	$446,412
Canada	49,585	59,939

	$449,905	$506,351

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated quarterly results of operations for 2015 and 2014 were as follows:

	Three-Months Ended
$s and shares in thousands, except per share amounts	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Year
2015
Revenue	$136,651	$139,732	$148,414	$138,273	$563,070
Gross profit	39,844	41,470	45,940	44,156	171,410
Operating income	14,951	12,095	22,433	22,152	71,631
Net income	5,865	2,138	9,904	7,704	25,611
Earnings per share—diluted(1)	$0.27	$0.10	$0.46	$0.35	$1.18
Weighted average common shares outstanding used in the diluted earnings per share calculation	21,689	21,748	21,749	21,748	21,733
Dividends paid per share	$0.18	$0.18	$0.18	$0.18	$0.72
2014
Revenue	$53,354	$66,019	$170,864	$157,174	$447,411
Gross profit	22,120	25,145	52,308	46,213	145,786
Operating income	15,484	11,018	26,800	19,148	72,450
Net income	9,361	6,865	13,333	8,677	38,236
Earnings per share—diluted(1)	$0.43	$0.32	$0.61	$0.40	$1.77
Weighted average common shares outstanding used in the diluted earnings per share calculation	21,586	21,667	21,680	21,673	21,655
Dividends paid per share	$0.18	$0.18	$0.18	$0.18	$0.72

(1)
Diluted earnings per common share for each quarter presented above are based on the respective weighted average number of common shares for the respective quarter. The dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year diluted earnings per common share amount.

NOTE 22. SUBSEQUENT EVENT

On January 4, 2016 the Company declared a dividend of $0.18 per common share for stockholders of record on January 22, 2016. The dividend was paid from cash on hand on January 29, 2016 in an aggregate amount of $3.9 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including both the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2015. Based on that evaluation, the Company's management, including the Chief Executive and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

Employment Agreements

Effective February 25, 2016, the Company entered into new employment agreements with Jeffrey R. Feeler—President and Chief Executive Officer, Eric L. Gerratt—Executive Vice President, Chief Financial Officer and Treasurer, Steven D. Welling—Executive Vice President of Sales and Marketing, Simon G. Bell—Executive Vice President of Operations, Environmental Services and Mario Romero—Executive Vice President of Operations, Field and Industrial Services (each, an "Executive" and collectively the

"Executives"). In each instance the new employment agreement (each, an "Executive Employment Agreement") supersedes and replaces any other employment agreement previously entered into with any such Executive.

The term of employment of each Executive pursuant to the respective Executive Employment Agreement expires on December 31, 2019, with automatic one-year renewal periods unless written notice is provided by either party of its intent not to renew on or before sixty days prior to expiration, including any renewals thereof. Mr. Feeler's Executive Employment Agreement establishes a minimum annual base salary of $485,000 for Mr. Feeler and participation in any cash incentive or bonus plans of the Company which are in effect from time to time. Mr. Welling's Executive Employment Agreement establishes a minimum annual base salary of $340,000 for Mr. Welling and participation in any cash incentive or bonus plans of the Company which are in effect from time to time. The Executive Employment Agreement for each of Messrs. Bell, Gerratt and Romero establishes a minimum annual base salary of $316,500 for each of Messrs. Bell, Gerratt and Romero, and participation in any cash incentive or bonus plans of the Company which are in effect from time to time.

Each Executive Employment Agreement further provides for severance benefits payable to the Executive if his employment is terminated by the Company without cause or by the Executive for good reason in an amount equal to the sum of two year's base salary and two times a target bonus amount ("Severance Payment"). In addition to the Severance Payment, each Executive would be eligible for continued vesting of granted stock options and the continued right to exercise such stock options for the shorter of a period of one year or the original expiration date of such option; continued vesting of restricted stock and restricted stock unit grants for a period of one year; continued vesting of performance stock units for a period of one year; and continued medical, hospitalization, life insurance and disability benefits to which he was entitled at the termination date for twenty-four months following the termination date (or until the Executive receives similar or comparable coverage at a new employer, if shorter).

Upon a change of control of the Company (as defined in the Executive Employment Agreement) and subsequent termination by the Company without cause or by the Executive for good reason within twenty-four months after such change of control, the Executive would be eligible to receive, in lieu of the Severance Payment, a payment equal to two times the sum of (i) his annual base salary and (ii) the greater of (a) any earned but unpaid amount due under any cash incentive plan; (b) the Executive's target bonus amount; and (c) the cash incentive plan payment received (if any) for the fiscal year immediately preceding the cash incentive plan year in which the termination occurs.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2015 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2015. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

The following table provides information as of December 31, 2015, about the common stock that has been issued under all of our equity compensation plans, including the Omnibus Plan, the 1992 Employee Plan, the 2006 Restricted Stock Plan and the 2008 Stock Option Plan. All of these plans have been approved by our stockholders. The Omnibus Plan, approved in May 2015, superseded our existing 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan ("Previous Plans"), and the Previous Plans remain in effect solely for the settlement of awards granted under the Previous Plans. The number of securities remaining available for future issuance presented in column (c) in the table below represents securities available under the Omnibus Plan only. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	402,759	$35.83	1,476,542
Equity compensation plans not approved by security holders	—	—	—

Total	402,759	$35.83	1,476,542

(1)
Includes 59,413 shares of unvested restricted stock awards and 6,929 performance stock units outstanding under the Omnibus Plan and 2006 Restricted Stock Plan.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)
The following documents are filed as part of this report:

1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.

2)
Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 of this Annual Report.

3)
Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Index to Exhibits on page 112 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.
By:	/s/ ERIC L. GERRATT Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2016.

/s/ JEFFREY R. FEELER Jeffrey R. Feeler (Director) President and Chief Executive Officer	/s/ ERIC L. GERRATT Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ SIMON G. BELL Simon G. Bell. Executive Vice President of Operations, Environmental Services	/s/ STEVEN D. WELLING Steven D. Welling. Executive Vice President of Sales and Marketing
/s/ MARIO H. ROMERO Mario H. Romero Executive Vice President of Operations, Field & Industrial Services	/s/ STEPHEN A. ROMANO Stephen A. Romano (Director)
/s/ JOE F. COLVIN Joe F. Colvin (Director)	/s/ DANIEL FOX Daniel Fox (Director)
/s/ DAVID M. LUSK David M. Lusk (Director)	/s/ KATINA DORTON Katina Dorton (Director)
/s/ JOHN T. SAHLBERG John Sahlberg (Director)

Exhibit No.	Description	Incorporated by Reference from Registrant's
2.2	Stock Purchase Agreement among EQ Parent Company, Inc., EQ Group, LLC and US Ecology, Inc. dated April 6, 2014	2nd Qtr 2014 Form 10-Q filed 8-11-14
3.1	Restated Certificate of Incorporation	2009 Form 10-K
3.3	Amended and Restated Bylaws	Form 8-K filed 12-11-2007
10.1	Sublease dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Form 8-K filed 7-27-05
10.2	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.3	*Amended and Restated American Ecology Corporation 1992 Employee Stock Option Plan	Proxy Statement dated 4-16-03
10.4	*Management Incentive Plan Effective January 1, 2013	2nd Qtr 2013 Form 10-Q filed 8-1-13
10.5	*2006 Restricted Stock Plan	Proxy Statement dated 3-31-06
10.6	*2008 Stock Option Incentive Plan	Proxy Statement dated 4-10-2008
10.7	*Omnibus Incentive Plan	Proxy Statement dated 4-15-2015
10.8	*Executive Employment Agreement, dated February 25, 2016, between Jeffrey R. Feeler and US Ecology, Inc.
10.9	Amended and Restated 2005 Non-Employee Director Compensation Plan	2012 Form 10-K
10.10	*Employment Agreement, effective February 25, 2016, between the Company and Eric L. Gerratt
10.11	*Employment Agreement, effective February 25, 2016, between the Company and Steven D. Welling
10.12	*Employment Agreement, effective February 25, 2016, between the Company and Simon G. Bell
10.13	*Employment Agreement, effective February 25, 2016, between the Company and Mario H. Romero
10.14	*US Ecology, Inc. 2014 Management Incentive Plan (Executive)	1st Qtr 2014 Form 10-Q filed 5-7-14

Exhibit No.	Description	Incorporated by Reference from Registrant's
10.15	Credit Agreement, dated June 17, 2014, by and among US Ecology, Inc., the lenders referred to therein, Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and Comerica Bank, as documentation agent	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.16	Guaranty Agreement, dated June 17, 2014, by and among the guarantors from time to time party thereto and Wells Fargo Bank, N.A.	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.17	Collateral Agreement, dated June 17, 2014, by and among US Ecology, Inc., the other grantors from time to time party thereto and Wells Fargo Bank, N.A.	2nd Qtr 2014 Form 10-Q filed 8-11-14
10.18	*Form of Indemnification Agreement between US Ecology, Inc. and each of the Company's Directors and Officers	Form 8-K filed 11-12-2014
12.1	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Deloitte and Touche LLP
31.1	Certifications of December 31, 2015 Form 10-K by Chief Executive Officer dated February 29, 2016
31.2	Certifications of December 31, 2015 Form 10-K by Chief Financial Officer dated February 29, 2016
32.1	Certifications of December 31, 2015 Form 10-K by Chief Executive Officer dated February 29, 2016
32.2	Certifications of December 31, 2015 Form 10-K by Chief Financial Officer dated February 29, 2016

Exhibit No.	Description	Incorporated by Reference from Registrant's
101	The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to the Consolidated Financial Statements

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.