Form 10-Q
period 2016-03-31
US ECOLOGY, INC.
filed 2016-05-02
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

At April 27, 2016, there were 21,766,700 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2016	December 31, 2015
Assets

Current Assets:
Cash and cash equivalents	$14,282	$5,989
Receivables, net	93,785	106,380
Prepaid expenses and other current assets	8,152	8,484
Income taxes receivable	1,137	2,017
Total current assets	117,356	122,870

Property and equipment, net	212,001	210,334
Restricted cash and investments	5,796	5,748
Intangible assets, net	238,673	239,571
Goodwill	192,913	191,823
Other assets	1,486	1,641
Total assets	$768,225	$771,987

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$18,768	$17,169
Deferred revenue	6,675	8,078
Accrued liabilities	22,798	25,634
Accrued salaries and benefits	9,471	11,513
Income taxes payable	3,360	117
Current portion of closure and post-closure obligations	2,721	2,787
Current portion of long-term debt	2,954	3,056
Total current liabilities	66,747	68,354

Long-term closure and post-closure obligations	69,065	68,367
Long-term debt	280,552	290,684
Other long-term liabilities	8,738	5,825
Deferred income taxes	81,458	82,622
Total liabilities	506,560	515,852

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,766 and 21,744 shares issued, respectively	218	217
Additional paid-in capital	170,514	169,873
Retained earnings	106,899	103,300
Treasury stock, at cost, 6 and 5 shares, respectively	(259)	(189)
Accumulated other comprehensive loss	(15,707)	(17,066)
Total stockholders’ equity	261,665	256,135
Total liabilities and stockholders’ equity	$768,225	$771,987

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenue	$113,318	$136,651
Direct operating costs	78,110	96,807

Gross profit	35,208	39,844

Selling, general and administrative expenses	19,425	24,893

Operating income	15,783	14,951

Other income (expense):
Interest income	49	41
Interest expense	(4,559)	(5,694)
Foreign currency gain (loss)	759	(1,067)
Other	169	536
Total other expense	(3,582)	(6,184)

Income before income taxes	12,201	8,767
Income tax expense	4,684	2,902

Net income	$7,517	$5,865

Earnings per share:
Basic	$0.35	$0.27
Diluted	$0.35	$0.27

Shares used in earnings per share calculation:
Basic	21,684	21,583
Diluted	21,745	21,689

Dividends paid per share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$7,517	$5,865
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,253	(4,173)
Net changes in interest rate hedge, net of taxes of ($1,019) and ($754), respectively	(1,894)	(1,401)

Comprehensive income, net of tax	$8,876	$291

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,517	$5,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,904	7,479
Amortization of intangible assets	2,610	3,302
Accretion of closure and post-closure obligations	1,024	1,035
Unrealized foreign currency (gain) loss	(846)	1,754
Deferred income taxes	(699)	(1,193)
Share-based compensation expense	795	463
Net (gain) loss on disposal of property and equipment	(17)	953
Amortization of debt issuance costs	638	500
Amortization of debt discount	37	37
Changes in assets and liabilities:
Receivables	12,222	14,143
Income taxes receivable	943	2,229
Other assets	365	1,560
Accounts payable and accrued liabilities	571	(6,281)
Deferred revenue	(1,461)	(4,393)
Accrued salaries and benefits	(2,122)	(3,256)
Income taxes payable	3,243	(981)
Closure and post-closure obligations	(472)	(583)
Net cash provided by operating activities	30,252	22,633

Cash flows from investing activities:
Purchases of property and equipment	(7,219)	(9,231)
Purchases of restricted cash and investments	(53)	(816)
Proceeds from sale of restricted cash and investments	6	790
Proceeds from sale of property and equipment	56	160
Net cash used in investing activities	(7,210)	(9,097)

Cash flows from financing activities:
Payments on long-term debt	(10,764)	(21,994)
Dividends paid	(3,918)	(3,894)
Proceeds from revolving credity facility	6,934	—
Payments on revolving credit facility	(6,934)	—
Proceeds from exercise of stock options	—	126
Other	(225)	(255)
Net cash used in financing activities	(14,907)	(26,017)

Effect of foreign exchange rate changes on cash	158	(293)

Increase (decrease) in cash and cash equivalents	8,293	(12,774)

Cash and cash equivalents at beginning of period	5,989	22,971

Cash and cash equivalents at end of period	$14,282	$10,197

Supplemental Disclosures
Income taxes paid, net of receipts	$1,230	$3,241
Interest paid	$3,880	$4,979
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$2,511	$2,112
Restricted stock issued from treasury shares	$155	$272

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                    GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of US Ecology, Inc. and its wholly-owned subsidiaries. All inter-company balances have been eliminated. Throughout these financial statements words such as “we,” “us,” “our,” “US Ecology” and the “Company” refer to US Ecology, Inc. and its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016. For comparative purposes, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

On November 1, 2015, we sold our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group. See Note 2 for additional information.

The Company’s consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated balance sheet as of that date.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The update is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are assessing the impact the adoption of ASU 2016-09 may have on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance permits the use of either the retrospective or cumulative effect transition method. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14: Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date established in ASU 2014-09. The amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before annual periods beginning after December 15, 2016. We are currently assessing the impact the adoption of ASU 2014-09 may have on our consolidated financial position, results of operations and cash flows.

NOTE 2.                    DIVESTITURE

On November 1, 2015, we completed the divestiture of Allstate for cash proceeds at closing of $58.8 million. For the year ended December 31, 2015, we recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000, which was included in Other income (expense) in our consolidated statements of operations. Prior to the divesture, Allstate represented the majority of the industrial services business included in our Field & Industrial Services segment. The sale of Allstate did not meet the requirements to be reported as a discontinued operation as defined in ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. See Note 5 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for additional information.

No post-closing adjustments were recorded during the three months ended March 31, 2016. On April 25, 2016, we received additional cash proceeds of $827,000 in settlement of final post-closing adjustments, resulting in a pre-tax gain to be recognized in the second quarter of 2016.

NOTE 3.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign Currency Translation	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2015	$(14,028)	$(3,038)	$(17,066)
Other comprehensive income (loss) before reclassifications, net of tax	3,253	(2,430)	823
Amounts reclassified out of AOCI, net of tax (1)	—	536	536
Other comprehensive income (loss)	3,253	(1,894)	1,359
Balance at March 31, 2016	$(10,775)	$(4,932)	$(15,707)

(1)  Before-tax reclassifications of $826,000 ($536,000 after-tax) and $888,000 ($577,000 after-tax) for the three months ended March 31, 2016 and 2015, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to our interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.3 million ($2.1 million after tax).

NOTE 4.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2016 or 2015. No customer accounted for more than 10% of total trade receivables as of March 31, 2016 or December 31, 2015.

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

NOTE 5.                    RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2016	2015

Trade	$81,911	$95,055
Unbilled revenue	14,407	11,983
Other	1,037	2,568
Total receivables	97,355	109,606
Allowance for doubtful accounts	(3,570)	(3,226)
Receivables, net	$93,785	$106,380

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

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At March 31, 2016, the fair value of the Company’s variable-rate debt was estimated to be $289.0 million.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2016
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$408	$3,615	$—	$4,023
Money market funds (2)	1,773	—	—	1,773
Total	$2,181	$3,615	$—	$5,796

Liabilities:
Interest rate swap agreement (3)	$—	$7,589	$—	$7,589
Total	$—	$7,589	$—	$7,589

	December 31, 2015
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$403	$3,573	$—	$3,976
Money market funds (2)	1,772	—	—	1,772
Total	$2,175	$3,573	$—	$5,748

Liabilities:
Interest rate swap agreement (3)	$—	$4,676	$—	$4,676
Total	$—	$4,676	$—	$4,676

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

(3)  In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet as of March 31, 2016 and December 31, 2015.

NOTE 7.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2016	2015

Cell development costs	$122,865	$121,473
Land and improvements	32,089	31,606
Buildings and improvements	72,770	70,990
Railcars	17,375	17,375
Vehicles and other equipment	97,552	92,797
Construction in progress	20,361	20,067
Total property and equipment	363,012	354,308
Accumulated depreciation and amortization	(151,011)	(143,974)
Property and equipment, net	$212,001	$210,334

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $5.9 million and $7.5 million, respectively.

NOTE 8.       GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2016 consisted of the following:

$s in thousands	Environmental Services	Field & Industrial Services	Total

Balance at December 31, 2015	$147,692	$44,131	$191,823
Foreign currency translation	1,090	—	1,090
Balance at March 31, 2016	$148,782	$44,131	$192,913

Intangible assets, net consisted of the following:

	March 31, 2016			December 31, 2015
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$111,056	$(7,575)	$103,481	$109,652	$(6,682)	$102,970
Customer relationships	82,226	(10,424)	71,802	82,021	(9,015)	73,006
Technology - formulae and processes	7,017	(1,184)	5,833	6,560	(1,054)	5,506
Customer backlog	3,652	(652)	3,000	3,652	(561)	3,091
Tradename	4,318	(2,570)	1,748	4,318	(2,210)	2,108
Developed software	2,917	(771)	2,146	2,899	(678)	2,221
Non-compete agreements	732	(732)	—	732	(732)	—
Internet domain and website	540	(51)	489	540	(44)	496
Database	390	(97)	293	385	(85)	300
Total amortizing intangible assets	212,848	(24,056)	188,792	210,759	(21,061)	189,698
Nonamortizing intangible assets:
Permits and licenses	49,750	—	49,750	49,750	—	49,750
Tradename	131	—	131	123	—	123
Total intangible assets, net	$262,729	$(24,056)	$238,673	$260,632	$(21,061)	$239,571

Amortization expense for the three months ended March 31, 2016 and 2015 was $2.6 million and $3.3 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 9.                    DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2016	2015

Term loan	$290,230	$300,994
Unamortized discount and debt issuance costs	(6,724)	(7,254)
Total debt	283,506	293,740
Current portion of long-term debt	(2,954)	(3,056)
Long-term debt	$280,552	$290,684

On June 17, 2014, in connection with the acquisition of EQ Holdings, Inc. and its wholly-owned subsidiaries (collectively “EQ”), the Company entered into a new $540.0 million senior secured credit agreement (the “Credit Agreement”) with a syndicate of banks comprised of a $415.0 million term loan (the “Term Loan”) with a maturity date of June 17, 2021 and a $125.0 million revolving line of credit (the “Revolving Credit Facility”) with a maturity date of June 17, 2019. Upon entering into the Credit Agreement, the Company terminated its existing credit agreement with Wells Fargo, dated October 29, 2010, as amended (the “Former Agreement”). Immediately prior to the termination of the Former Agreement, there were no outstanding borrowings under the Former Agreement. No early termination penalties were incurred as a result of the termination of the Former Agreement.

Term Loan

The Term Loan provided an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At March 31, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.72%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $225.0 million, or 78%, of the Term Loan principal outstanding as of March 31, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2016, there were no borrowings outstanding on the Revolving Credit Facility. As of March 31, 2016, the availability under the Revolving Credit Facility was $117.3 million with $7.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

Pursuant to (i) an unconditional guarantee agreement (the “Guarantee”) and (ii) a collateral agreement, each entered into by the Company and its domestic subsidiaries on June 17, 2014, the Company’s obligations under the Credit Agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company’s existing and certain future domestic subsidiaries and the Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets except the Company’s and its domestic subsidiaries’ real property.

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

At March 31, 2016, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2016

Closure and post-closure obligations, beginning of period	$71,154
Accretion expense	1,024
Payments	(471)
Foreign currency translation	79
Closure and post-closure obligations, end of period	71,786
Less current portion	(2,721)
Long-term portion	$69,065

NOTE 11.             INCOME TAXES

Our effective tax rate for the three months ended March 31, 2016 was 38.4%, up from 33.1% for the three months ended March 31, 2015. The increase for the three months ended March 31, 2016 primarily reflects a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The increase is also partially attributable to a higher U.S. effective tax rate for the three months ended March 31, 2016 which is primarily driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. During the three months ended March 31, 2016, the US Ecology, Inc. IRS examination for the 2012 tax year concluded with no material changes. US Ecology, Inc. is subject to examination by the IRS for tax years 2013 through 2015. EQ is currently under IRS examination for the 2012 tax year and also remains subject to examination by the IRS for tax years 2013 through 2015. The Company is indemnified by the previous owners of EQ for any pre-acquisition tax liabilities. We may be subject to examinations by the Canada Revenue Agency as well as various state and local taxing jurisdictions for tax years 2011 through 2015. We are currently not aware of any other examinations by taxing authorities.

NOTE 12.             EARNINGS PER SHARE

	Three Months Ended March 31,
$s and shares in thousands, except per share	2016		2015
amounts	Basic	Diluted	Basic	Diluted
Net income	$7,517	$7,517	$5,865	$5,865
Weighted average basic shares outstanding	21,684	21,684	21,583	21,583

Dilutive effect of stock-based awards		61		106
Weighted average diluted shares outstanding		21,745		21,689

Earnings per share	$0.35	$0.35	$0.27	$0.27
Anti-dilutive shares excluded from calculation		356		215

NOTE 13.             EQUITY

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of March 31, 2016, 1,249,752 shares of common stock remain available for grant under the Omnibus Plan.

PSUs, RSUs and Restricted Stock

On January 4, 2016, the Company granted 16,000 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2016, based on total stockholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $41.22 per unit. Compensation expense is recorded over the awards’ vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2016 and 2015 are as follows:

	2016	2015
Stock price on grant date	$35.05	$46.89
Expected term (years)	3.0	2.6
Expected volatility	29%	29%
Risk-free interest rate	1.3%	0.9%
Expected dividend yield	2.1%	1.5%

A summary of our PSU, restricted stock and RSU activity for the three months ended March 31, 2016 is as follows:

	PSUs		Restricted Stock		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	6,929	$65.78	59,413	$42.67	—	$—
Granted	16,000	41.22	26,300	35.05	20,830	39.10
Vested	—	—	(19,305)	32.42	—	—
Cancelled, expired or forfeited	—	—	—	—	—	—
Outstanding as of March 31, 2016	22,929	$48.64	66,408	$42.63	20,830	$39.10

Stock Options

A summary of our stock option activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	336,417	$35.83
Granted	147,660	37.83
Exercised	—	—
Cancelled, expired or forfeited	—	—
Outstanding as of March 31, 2016	484,077	$36.44

Exercisable as of March 31, 2016	160,575	$32.11

Treasury Stock

During the three months ended March 31, 2016, the Company issued 3,982 shares of restricted stock, under the Omnibus Plan, from our treasury stock at an average cost of $39.05 per share and repurchased 5,564 shares of the Company’s common stock in connection with net share settlement of employee equity awards at an average cost of $40.49 per share.

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

NOTE 15.   OPERATING SEGMENTS

Financial Information by Segment

Our operations are managed in two reportable segments reflecting our internal reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

Field & Industrial Services - This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

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

Effective January 1, 2016, we changed our internal reporting structure by moving the financial results of our Sulligent, Alabama and Tampa, Florida locations from our Environmental Services segment to our Field & Industrial Services segment. The purpose of this change is to align our internal reporting structure with how we manage our business based on the primary service offering of each location. Throughout this Quarterly Report on Form 10-Q, our segment results for all periods presented have been recast to reflect this change.

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2016
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$66,724	$2,752	$—	$69,476
Services Revenue:
Transportation and Logistics (1)	14,800	5,387	—	20,187
Industrial Cleaning (2)	—	4,271	—	4,271
Technical Services (3)	—	17,605	—	17,605
Remediation (4)	—	838	—	838
Other (5)	—	941	—	941
Total Revenue	$81,524	$31,794	$—	$113,318

Depreciation, amortization and accretion	$8,079	$1,337	$122	$9,538
Capital expenditures	$5,839	$500	$880	$7,219
Total assets	$586,668	$120,896	$60,661	$768,225

	Three Months Ended March 31, 2015
$s in thousands	Environmental Services	Field & Industrial Services (6)	Corporate	Total
Treatment & Disposal Revenue	$71,918	$3,096	$—	$75,014
Services Revenue:
Transportation and Logistics (1)	15,464	9,616	—	25,080
Industrial Cleaning (2)	—	19,807	—	19,807
Technical Services (3)	—	14,520	—	14,520
Remediation (4)	—	1,659	—	1,659
Other (5)	—	571	—	571
Total Revenue	$87,382	$49,269	$—	$136,651

Depreciation, amortization and accretion	$8,634	$3,047	$135	$11,816
Capital expenditures	$6,886	$1,803	$542	$9,231
Total assets	$595,664	$212,046	$70,118	$877,828

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

(6)  Financial data includes the operations of our Allstate business. We completed the divestiture of Allstate on November 1, 2015.

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

A reconciliation of Adjusted EBITDA to Net Income is as follows:

	Three Months Ended March 31,
$s in thousands	2016	2015
Adjusted EBITDA:
Environmental Services	$33,052	$36,569
Field & Industrial Services	3,678	3,669
Corporate	(10,614)	(13,008)
Total	26,116	27,230

Reconciliation to Net income:
Income tax expense	(4,684)	(2,902)
Interest expense	(4,559)	(5,694)
Interest income	49	41
Foreign currency gain (loss)	759	(1,067)
Other income	169	536
Depreciation and amortization of plant and equipment	(5,904)	(7,479)
Amortization of intangibles	(2,610)	(3,302)
Stock-based compensation	(795)	(463)
Accretion and non-cash adjustment of closure & post-closure liabilities	(1,024)	(1,035)
Net income	$7,517	$5,865

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended March 31,
$s in thousands	2016	2015
United States	$103,191	$124,762
Canada	10,127	11,889
Total revenue	$113,318	$136,651

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2016	2015
United States	$397,855	$400,320
Canada	52,819	49,585
Total long-lived assets	$450,674	$449,905

NOTE 16.             SUBSEQUENT EVENTS

Quarterly Dividend

On April 1, 2016, we declared a quarterly dividend of $0.18 per common share to stockholders of record on April 22, 2016. The dividend was paid using cash on hand on April 29, 2016 in an aggregate amount of $3.9 million.

Divestiture of Augusta Facility

On April 5, 2016, we completed the divestiture of our Augusta facility for cash proceeds of $1.9 million. Our Augusta facility is reported as part of our Environmental Services segment. Sales, net income and total assets of our Augusta facility are not material to our consolidated financial position or results of operations in any period presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended March 31, 2016 and 2015. This interim financial information is the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Ecology, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Boise, Idaho

May 2, 2016

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

We have fixed facilities and service centers operating in the United States, Canada and Mexico. Our fixed facilities include five Resource Conservation and Recovery Act of 1976 subtitle C hazardous waste landfills and one low-level radioactive waste landfill located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to treat and dispose of waste and from fees charged to perform various field and industrial services for our customers.

On November 1, 2015, we sold our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group. See Note 2 to the Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for additional information.

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous and non-hazardous waste at Company-owned landfill, wastewater and other treatment facilities.

Field & Industrial Services - This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty services such as high-pressure cleaning, tank cleaning, decontamination, remediation, transportation, spill cleanup and emergency response and other services to commercial and industrial facilities and to government entities.

Effective January 1, 2016, we changed our internal reporting structure by moving the financial results of our Sulligent, Alabama and Tampa, Florida locations from our Environmental Services segment to our Field & Industrial Services segment. The purpose of this change is to align our internal reporting structure with how we manage our business based on the primary service offering of each location. Throughout this Quarterly Report on Form 10-Q, our segment results for all periods presented have been recast to reflect this change.

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes. The composition of Environmental Services segment T&D revenues by waste generator industry for the three months ended March 31, 2016 and 2015 were as follows:

	% of Treatment and Disposal Revenue (1) for the Three Months Ended March 31,
Generator Industry	2016	2015
Metal Manufacturing	16%	16%
Broker / Treatment, Storage & Disposal Facilities (“TSDF”)	15%	15%
Chemical Manufacturing	14%	25%
Refining	12%	10%
General Manufacturing	11%	9%
Government	6%	7%
Utilities	5%	3%
Mining, Exploration & Production	3%	2%
Transportation	3%	2%
Waste Management & Remediation	2%	2%
Other (2)	13%	9%

(1) Excludes all transportation service revenue

(2) Includes retail and wholesale trade, rate regulated, construction and other industries

We also categorize our Environmental Services T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2016, approximately 17% of our T&D revenue was derived from Event Business projects, down from 28% for the three months ended March 31, 2015. For the three months ended March 31, 2016, Event Business revenue decreased 44% compared to the three months ended March 31, 2015. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other redevelopment project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended March 31, 2016, Base Business revenue increased 7% compared to the three months ended March 31, 2015. Base Business revenue was approximately 83% of total T&D revenue for the three months ended March 31, 2016, up from 72% for the three months ended March 31, 2015. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Operating results and percentage of revenues, by reportable segment, were as follows:

	Three Months Ended March 31,				2016 vs. 2015
$s in thousands	2016	%	2015	%	$ Change	% Change

Revenue
Environmental Services	$81,524	72%	$87,382	64%	$(5,858)	-7%
Field & Industrial Services	31,794	28%	49,269	36%	(17,475)	-35%

Total	113,318	100%	136,651	100%	(23,333)	-17%

Gross Profit
Environmental Services	30,454	37%	33,192	38%	(2,738)	-8%
Field & Industrial Services	4,754	15%	6,652	14%	(1,898)	-29%

Total	35,208	31%	39,844	29%	(4,636)	-12%

Selling, General & Administrative Expenses
Environmental Services	5,578	7%	5,314	6%	264	5%
Field & Industrial Services	2,453	8%	6,065	12%	(3,612)	-60%
Corporate	11,394	n/a	13,514	n/a	(2,120)	-16%

Total	19,425	17%	24,893	18%	(5,468)	-22%

Adjusted EBITDA
Environmental Services	33,052	41%	36,569	42%	(3,517)	-10%
Field & Industrial Services	3,678	12%	3,669	7%	9	0%
Corporate	(10,614)	n/a	(13,008)	n/a	2,394	-18%

Total	$26,116	23%	$27,230	20%	$(1,114)	-4%

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

	Three Months Ended March 31,		2016 vs. 2015
$s in thousands	2016	2015	$ Change	% Change

Adjusted EBITDA	$26,116	$27,230	$(1,114)	-4%
Income tax expense	(4,684)	(2,902)	(1,782)	61%
Interest expense	(4,559)	(5,694)	1,135	-20%
Interest income	49	41	8	20%
Foreign currency gain (loss)	759	(1,067)	1,826	-171%
Other income	169	536	(367)	-68%
Depreciation and amortization of plant and equipment	(5,904)	(7,479)	1,575	-21%
Amortization of intangibles	(2,610)	(3,302)	692	-21%
Stock-based compensation	(795)	(463)	(332)	72%
Accretion and non-cash adjustment of closure and post-closure liabilities	(1,024)	(1,035)	11	-1%

Net Income	$7,517	$5,865	$1,652	28%

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

Revenue

Total revenue decreased 17% to $113.3 million for the first quarter of 2016 compared with $136.7 million for the first quarter of 2015.

Environmental Services

Environmental Services segment revenue decreased 7% to $81.5 million for the first quarter of 2016 compared to $87.4 million for the first quarter of 2015. T&D revenue decreased 7% in the first quarter of 2016, primarily as a result of a 44% decrease in project-based Event Business. Transportation service revenue decreased 5% compared to the first quarter of 2015, reflecting fewer Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed decreased 15% for the first quarter of 2016 compared to the first quarter of 2015.

T&D revenue from recurring Base Business waste generators increased 7% for the first quarter of 2016 compared to the first quarter of 2015 and comprised 83% of total T&D revenue. During the first quarter of 2016, increases in Base Business T&D revenue from the refining, “Other” and general manufacturing industry groups were partially offset by decreases in T&D revenue from Base Business in the chemical manufacturing and government industry groups.

T&D revenue from Event Business waste generators decreased 44% for the first quarter of 2016 compared to the first quarter of 2015 and was 17% of T&D revenue for the first quarter of 2016. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing, refining and metal manufacturing industry groups, partially offset by higher T&D revenue from the “Other” and utilities industry groups. The decrease in revenue from the chemical manufacturing industry group is primarily attributable to the completion of a large East Coast remedial cleanup project in the third quarter of 2015. The decrease in revenue from the refining industry group is primarily attributable to lower volumes of refinery Event Business. The decrease in revenue from the metals manufacturing industry group primarily reflects lower industry activity due to lower commodity prices.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first quarter of 2016 as compared to the first quarter of 2015:

Treatment and Disposal Revenue Growth Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Other	51%
Utilities	36%
Transportation	14%
Mining, Exploration & Production	13%
General Manufacturing	11%
Refining	5%
Broker / TSDF	-3%
Metal Manufacturing	-6%
Waste Management & Remediation	-6%
Government	-15%
Chemical Manufacturing	-50%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 35% to $31.8 million for the first quarter of 2016 compared with $49.3 million for the first quarter of 2015. The Allstate business, divested on November 1, 2015, contributed segment revenue of $13.9 million in the first quarter of 2015. The remaining decrease in segment revenue is primarily attributable to a decrease in transportation-related revenues as a result of the completion of a large East Coast remedial cleanup project in the third quarter of 2015.

Gross Profit

Total gross profit decreased 12% to $35.2 million for the first quarter of 2016, down from $39.8 million for the first quarter of 2015. Total gross margin was 31% for the first quarter of 2016 compared with 29% for the first quarter of 2015.

Environmental Services

Environmental Services segment gross profit decreased 8% to $30.5 million for the first quarter of 2016, down from $33.2 million for the first quarter of 2015. This decrease primarily reflects lower T&D volumes for the first quarter of 2016 compared to the first quarter of 2015. Total segment gross margin for the first quarter of 2016 was 37% compared with 38% for the first quarter of 2015. T&D gross margin was 41% for the first quarter of 2016 compared with 42% for the first quarter of 2015.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 29% to $4.8 million for the first quarter of 2016, down from $6.7 million for the first quarter of 2015. Total segment gross margin was 15% for the first quarter of 2016 compared with 14% for the first quarter of 2015. The Allstate business, divested on November 1, 2015, contributed segment gross profit of $2.6 million in the first quarter of 2015.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased to $19.4 million, or 17% of total revenue, for the first quarter of 2016 compared with $24.9 million, or 18% of total revenue, for the first quarter of 2015.

Environmental Services

Environmental Services segment SG&A increased 5% to $5.6 million, or 7% of segment revenue, for the first quarter of 2016 compared with $5.3 million, or 6% of segment revenue, for the first quarter of 2015, primarily reflecting higher bad debt expenses, partially offset by lower incentive compensation in the first quarter of 2016 compared with the first quarter of 2015.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 60% to $2.5 million, or 8% of segment revenue, for the first quarter of 2016 compared with $6.1 million, or 12% of segment revenue, for the first quarter of 2015. The Allstate business, divested on November 1, 2015, contributed segment SG&A of $3.0 million in the first quarter of 2015. The remaining decrease in segment SG&A primarily reflects lower labor and incentive compensation in the first quarter of 2016 compared with the first quarter of 2015.

Corporate

Corporate SG&A was $11.4 million, or 10% of total revenue, for the first quarter of 2016 compared with $13.5 million, or 10% of total revenue, for the first quarter of 2015, primarily reflecting lower business development expenses and lower incentive compensation in the first quarter of 2016 compared with the first quarter of 2015.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first quarter of 2016 was 38.4% compared with 33.1% for the first quarter of 2015. The increase primarily reflects a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the first quarter of 2016 compared with the first quarter of 2015. The increase is also partially attributable to a higher U.S. effective tax rate in the first quarter of 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

Interest expense

Interest expense was $4.6 million for the first quarter of 2016 compared with $5.7 million for the first quarter of 2015. The decrease is primarily due to lower debt levels in the first quarter of 2016 compared with the first quarter of 2015. First quarter 2016 interest expense includes $200,000 of incremental non-cash amortization of deferred financing fees associated with debt principal prepayments made during the first quarter of 2016.

Foreign currency gain (loss)

We recognized a $759,000 non-cash foreign currency gain for the first quarter of 2016 compared with a $1.1 million non-cash foreign currency loss for the first quarter of 2015. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Our Stablex facility is owned by our Canadian subsidiary, whose functional currency is the Canadian dollar (“CAD”). Also, as part of our treasury management strategy, we established intercompany loans between our parent company, US Ecology and Stablex. These intercompany loans are payable by Stablex to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2016, we had $16.1 million of intercompany loans subject to currency revaluation.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $5.9 million for the first quarter of 2016 compared with $7.5 million for the first quarter of 2015. The Allstate business, divested on November 1, 2015, contributed depreciation and amortization expense of $899,000 in the first quarter of 2015.

Amortization of intangibles

Intangible assets amortization expense was $2.6 million for the first quarter of 2016 compared with $3.3 million for the first quarter of 2015. The Allstate business, divested on November 1, 2015, contributed intangible assets amortization expense of $569,000 in the first quarter of 2015.

Stock-based compensation

Stock-based compensation expense increased 72% to $795,000 for the first quarter of 2016 compared with $463,000 for the first quarter of 2015 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.0 million for the first quarter of 2016 compared with $1.0 million for the first quarter of 2015.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information about recently issued accounting standards, see Note 1, of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the senior secured credit agreement (the “Credit Agreement”). At March 31, 2016, we had $14.3 million in cash and cash equivalents immediately available and $117.3 million of borrowing capacity available under our revolving line of credit (the “Revolving Credit Facility”). We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the three months ended March 31, 2016, net cash provided by operating activities was $30.3 million. This primarily reflects net income of $7.5 million, non-cash depreciation, amortization and accretion of $9.5 million, a decrease in accounts receivable of $12.2 million, an increase in income taxes payable of $3.2 million, a decrease in income taxes receivable of $943,000 and share-based compensation expense of $795,000, partially offset by a decrease in accrued salaries and benefits of $2.1 million and a decrease in deferred revenue of $1.5 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing customer payments. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first quarter of 2016 for accrued 2015 incentive compensation. The decrease in deferred revenue is primarily attributable to the timing of the treatment and disposal of waste received but not yet processed.

Days sales outstanding were 76 days as of March 31, 2016, compared to 68 days as of December 31, 2015 and 82 days as of March 31, 2015. The increase in days sales outstanding compared to December 31, 2015 is primarily attributable to a higher proportion of accounts receivable as a percentage of historically lower first quarter revenues.

For the three months ended March 31, 2015, net cash provided by operating activities was $22.6 million. This primarily reflects net income of $5.9 million, non-cash depreciation, amortization and accretion of $11.8 million, a decrease in accounts receivable of $14.1 million, a decrease in income taxes receivable of $2.2 million, a decrease in other assets of $1.6 million and unrealized foreign currency losses of $1.8 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.3 million, a decrease in deferred revenue of $4.4 million, a decrease in accrued salaries and benefits of $3.3 million and a decrease in deferred income taxes of $1.2 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Non-cash foreign currency losses reflect a weaker CAD relative to the USD in the first quarter of 2015. The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant East Coast remedial clean-up project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2015 for accrued fiscal year 2014 incentive compensation.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $7.2 million, primarily related to capital expenditures. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and Robstown, Texas locations and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the three months ended March 31, 2015, net cash used in investing activities was $9.1 million, primarily related to capital expenditures of $9.2 million primarily for equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities was $14.9 million, consisting primarily of $10.8 million of payments on the Company’s term loan and $3.9 million of dividend payments to our stockholders.

For the three months ended March 31, 2015, net cash used in financing activities was $26.0 million, consisting primarily of $22.0 million of payments on the Company’s term loan and $3.9 million of dividend payments to our stockholders.

Credit Facility

On June 17, 2014, in connection with the acquisition of EQ, the Company entered into a new $540.0 million Credit Agreement with a syndicate of banks comprised of a $415.0 million Term Loan with a maturity date of June 17, 2021 and a $125.0 million Revolving Credit Facility with a maturity date of June 17, 2019. Upon entering into the Credit Agreement, the Company terminated its existing credit agreement with Wells Fargo, dated October, 29, 2010, as amended (the “Former Agreement”). Immediately prior to the termination of the Former Agreement, there were no outstanding borrowings under the Former Agreement. No early termination penalties were incurred as a result of the termination of the Former Agreement.

Term Loan

The Term Loan provided an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At March 31, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.72%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $225.0 million, or 78%, of the Term Loan principal outstanding as of March 31, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest only payments are due either monthly or on the last day of any interest period, as applicable. At March 31, 2016, there were no borrowings outstanding on the Revolving Credit Facility. The availability under the Revolving Credit Facility was $117.3 million with $7.7 million of the Revolving

Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 9, of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2016. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At March 31, 2016, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of March 31, 2016, there were $290.2 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $290.2 million under our Credit Agreement at March 31, 2016 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $492,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Stablex subsidiary conducts business in both Canada and the United States. In addition, contracts for services Stablex provides to U.S. customers are generally denominated in USD. During the three months ended March 31, 2016, Stablex transacted approximately 58% of its revenue in USD and at any time has cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between Stablex and US Ecology, Inc. as part of a tax and treasury management strategy allowing for repayment of third-party bank debt used to complete the acquisition. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2016, we had $16.1 million of intercompany loans outstanding between Stablex and US Ecology. During the three months ended March 31, 2016, the CAD strengthened as compared to the USD resulting in a $1.0 million non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of March 31, 2016, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2016 would have generated a gain or loss of approximately $161,000 for the three months ended March 31, 2016.

We had a total pre-tax foreign currency gain of $759,000 for the three months ended March 31, 2016. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

ITEM 1A.               RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and there have been no material changes from the risk factors reported on the Form 10-K.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of shares of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 1 to 31, 2016	—	$—	—	$—
February 1 to 29, 2016	—	—	—	—
March 1 to 31, 2016 (1)	5,564	40.49	—	—

Total	5,564	$40.49	—	$—

(1)         Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6.                        EXHIBITS

10	Form of Performance Stock Unit Award Agreement.*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

* Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 2, 2016	/s/ Eric L. Gerratt
Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer