Form 10-Q
period 2016-06-30
US ECOLOGY, INC.
filed 2016-08-01
CIK 742126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

At July 27, 2016, there were 21,773,650 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2016	December 31, 2015
Assets

Current Assets:
Cash and cash equivalents	$12,789	$5,989
Receivables, net	100,567	106,380
Prepaid expenses and other current assets	7,388	8,484
Income taxes receivable	3,510	2,017
Total current assets	124,254	122,870

Property and equipment, net	215,484	210,334
Restricted cash and investments	5,818	5,748
Intangible assets, net	237,501	239,571
Goodwill	193,835	191,823
Other assets	1,360	1,641
Total assets	$778,252	$771,987

Liabilities And Stockholders’ Equity

Current Liabilities:
Accounts payable	$14,467	$17,169
Deferred revenue	6,928	8,078
Accrued liabilities	26,082	25,634
Accrued salaries and benefits	12,417	11,513
Income taxes payable	166	117
Current portion of closure and post-closure obligations	2,680	2,787
Revolving credit facility	3,966	—
Current portion of long-term debt	2,954	3,056
Total current liabilities	69,660	68,354

Long-term closure and post-closure obligations	69,755	68,367
Long-term debt	280,133	290,684
Other long-term liabilities	10,382	5,825
Deferred income taxes	81,181	82,622
Total liabilities	511,111	515,852

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 21,774 and 21,744 shares issued, respectively	218	217
Additional paid-in capital	171,230	169,873
Retained earnings	111,920	103,300
Treasury stock, at cost, 0 and 5 shares, respectively	(5)	(189)
Accumulated other comprehensive loss	(16,222)	(17,066)
Total stockholders’ equity	267,141	256,135
Total liabilities and stockholders’ equity	$778,252	$771,987

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$122,351	$139,732	$235,669	$276,383
Direct operating costs	85,445	98,262	163,555	195,069
Gross profit	36,906	41,470	72,114	81,314
Selling, general and administrative expenses	19,819	22,675	39,244	47,568
Impairment charges	—	6,700	—	6,700
Operating income	17,087	12,095	32,870	27,046
Other income (expense):
Interest income	33	6	82	47
Interest expense	(4,303)	(5,433)	(8,862)	(11,127)
Foreign currency gain (loss)	(343)	292	416	(775)
Other	2,330	233	2,499	769
Total other expense	(2,283)	(4,902)	(5,865)	(11,086)

Income before income taxes	14,804	7,193	27,005	15,960
Income tax expense	5,866	5,055	10,550	7,957
Net income	$8,938	$2,138	$16,455	$8,003

Earnings per share:
Basic	$0.41	$0.10	$0.76	$0.37
Diluted	$0.41	$0.10	$0.76	$0.37

Shares used in earnings per share calculation:
Basic	21,700	21,617	21,692	21,600
Diluted	21,790	21,748	21,768	21,719

Dividends paid per share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$8,938	$2,138	$16,455	$8,003
Other comprehensive income (loss):
Foreign currency translation gain (loss)	36	1,003	3,289	(3,171)
Net changes in interest rate hedge, net of taxes of ($297), $663, ($1,316) and ($91), respectively	(551)	1,231	(2,445)	(169)
Comprehensive income, net of tax	$8,423	$4,372	$17,299	$4,663

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$16,455	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	6,700
Depreciation and amortization of property and equipment	12,106	15,135
Amortization of intangible assets	5,256	6,606
Accretion of closure and post-closure obligations	2,049	2,077
Gain on disposition of business	(2,208)	—
Unrealized foreign currency (gain) loss	(685)	1,510
Deferred income taxes	(1,340)	(3,096)
Share-based compensation expense	1,578	1,089
Net loss on disposal of property and equipment	22	908
Amortization of debt issuance costs	1,065	1,001
Amortization of debt discount	74	74
Changes in assets and liabilities:
Receivables	6,613	16,952
Income taxes receivable	(1,439)	6,328
Other assets	1,272	2,373
Accounts payable and accrued liabilities	(872)	(6,241)
Deferred revenue	(1,220)	(6,089)
Accrued salaries and benefits	787	(1,651)
Income taxes payable	49	839
Closure and post-closure obligations	(848)	(2,136)
Net cash provided by operating activities	38,714	50,382

Cash flows from investing activities:
Purchases of property and equipment	(14,488)	(19,376)
Business acquisition (net of cash acquired)	(4,934)	—
Purchases of restricted cash and investments	(1,043)	(840)
Proceeds from divestitures (net of cash divested)	2,723	—
Proceeds from sale of restricted cash and investments	973	817
Proceeds from sale of property and equipment	96	314
Net cash used in investing activities	(16,673)	(19,085)

Cash flows from financing activities:
Payments on long-term debt	(11,502)	(33,935)
Dividends paid	(7,835)	(7,792)
Payments on revolving credit facility	(22,166)	—
Proceeds from revolving credit facility	26,132	—
Proceeds from exercise of stock options	124	1,042
Other	(162)	(262)
Net cash used in financing activities	(15,409)	(40,947)

Effect of foreign exchange rate changes on cash	168	(244)
Increase (decrease) in cash and cash equivalents	6,800	(9,894)
Cash and cash equivalents at beginning of period	5,989	22,971
Cash and cash equivalents at end of period	$12,789	$13,077

Supplemental Disclosures
Income taxes paid, net of receipts	$13,203	$7,994
Interest paid	$7,438	$9,864
Non-cash investing and financing activities:
Capital expenditures in accounts payable and other payables	$2,403	$1,804
Restricted stock issued from treasury shares	$415	$272

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016. For comparative purposes, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

On November 1, 2015, we sold our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group. See Note 3 for additional information.

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

NOTE 2.                    BUSINESS COMBINATION

On May 2, 2016, the Company acquired 100% of the outstanding shares of Environmental Services Inc., (“ESI”), an environmental services company based in Tilbury, Ontario, Canada. ESI is focused primarily on hazardous and non-hazardous transportation and disposal, hazardous and non-hazardous waste treatment, industrial services, confined space rescue and emergency response work throughout Ontario. The total purchase price was $4.9 million, net of cash acquired, and was funded with cash on hand. ESI is reported as part of our Environmental Services segment, however, revenues and total assets of ESI are not material to our consolidated financial position or results of operations.

We have allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $939,000 allocated to goodwill (which is not deductible for tax purposes), $861,000 allocated to intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 14 years, and $638,000 allocated to indefinite-lived environmental permits. The purchase price allocation is preliminary, as estimates and assumptions are subject to change as more information becomes available.

NOTE 3.                    DIVESTITURES

Divestiture of Augusta, Georgia Facility (“Augusta”)

On April 5, 2016, we completed the divestiture of Augusta for cash proceeds of $1.9 million. Augusta was reported as part of our Environmental Services segment. Sales, net income and total assets of Augusta are not material to our consolidated financial position or results of operations in any period presented. We recognized a $1.9 million pre-tax gain on the divestiture of Augusta, which is included in Other income (expense) in our consolidated statements of operations for the three and six months ended June 30, 2016.

Divestiture of Allstate

On November 1, 2015, we completed the divestiture of Allstate for cash proceeds at closing of $58.8 million. For the year ended December 31, 2015, we recognized a pre-tax loss on the divestiture of Allstate, including transaction-related costs, of $542,000, which was included in Other income (expense) in our consolidated statements of operations. On April 25, 2016, we received additional cash proceeds of $827,000 in settlement of final post-closing adjustments, resulting in a pre-tax gain of $351,000, which is included in Other income (expense) in our consolidated statements of operations for the three and six months ended June 30, 2016.

Prior to the divesture, Allstate represented the majority of the industrial services business included in our Field & Industrial Services segment. The sale of Allstate did not meet the requirements to be reported as a discontinued operation as defined in ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. See Note 5 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for additional information.

NOTE 4.                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign Currency Translation	Unrealized Loss on Interest Rate Hedge	Total
Balance at December 31, 2015	$(14,028)	$(3,038)	$(17,066)
Other comprehensive income (loss) before reclassifications, net of tax	3,289	(3,506)	(217)
Amounts reclassified out of AOCI, net of tax (1)	—	1,061	1,061
Other comprehensive income (loss)	3,289	(2,445)	844
Balance at June 30, 2016	$(10,739)	$(5,483)	$(16,222)

(1)   Before-tax reclassifications of $808,000 ($525,000 after-tax) and $1.6 million ($1.1 million after-tax) for the three and six months ended June 30, 2016, respectively, and before-tax reclassifications of $879,000 ($572,000 after-tax) and $1.8 million ($1.1 million after-tax) for the three and six months ended June 30, 2015, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to our interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying debt are made. Amounts in AOCI expected to be recognized in interest expense over the next 12 months total approximately $3.2 million ($2.1 million after tax).

NOTE 5.                    CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2016 or the three or six months ended June 30, 2015. No customer accounted for more than 10% of total trade receivables as of June 30, 2016 or December 31, 2015.

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

NOTE 6.                    RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2016	2015

Trade	$84,273	$95,055
Unbilled revenue	17,267	11,983
Other	1,357	2,568
Total receivables	102,897	109,606
Allowance for doubtful accounts	(2,330)	(3,226)
Receivables, net	$100,567	$106,380

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable, accrued liabilities, debt and interest rate swap agreements. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and revolving credit facility approximate their carrying value due to the short-term nature of these instruments.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At June 30, 2016, the fair value of the Company’s variable-rate debt was estimated to be $289.9 million. The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2016
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$823	$3,214	$—	$4,037
Money market funds (2)	1,781	—	—	1,781
Total	$2,604	$3,214	$—	$5,818

Liabilities:
Interest rate swap agreement (3)	$—	$8,436	$—	$8,436
Total	$—	$8,436	$—	$8,436

	December 31, 2015
	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$403	$3,573	$—	$3,976
Money market funds (2)	1,772	—	—	1,772
Total	$2,175	$3,573	$—	$5,748

Liabilities:
Interest rate swap agreement (3)	$—	$4,676	$—	$4,676
Total	$—	$4,676	$—	$4,676

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

(3)   In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet as of June 30, 2016 and December 31, 2015.

NOTE 8.                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2016	2015

Cell development costs	$123,215	$121,473
Land and improvements	33,158	31,606
Buildings and improvements	73,820	70,990
Railcars	17,375	17,375
Vehicles and other equipment	102,779	92,797
Construction in progress	21,450	20,067
Total property and equipment	371,797	354,308
Accumulated depreciation and amortization	(156,313)	(143,974)
Property and equipment, net	$215,484	$210,334

Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $6.2 million and $7.7 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 was $12.1 million and $15.1 million, respectively.

NOTE 9.                    GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2016 consisted of the following:

$s in thousands	Environmental Services	Field & Industrial Services	Total

Balance at December 31, 2015	$147,692	$44,131	$191,823
ESI acquisition	939	—	939
Foreign currency translation	1,073	—	1,073
Balance at June 30, 2016	$149,704	$44,131	$193,835

Intangible assets, net consisted of the following:

	June 30, 2016			December 31, 2015
$s in thousands	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Permits, licenses and lease	$111,120	$(8,254)	$102,866	$109,652	$(6,682)	$102,970
Customer relationships	83,001	(11,791)	71,210	82,021	(9,015)	73,006
Technology - formulae and processes	7,023	(1,241)	5,782	6,560	(1,054)	5,506
Customer backlog	3,652	(743)	2,909	3,652	(561)	3,091
Tradename	4,318	(2,930)	1,388	4,318	(2,210)	2,108
Developed software	2,917	(848)	2,069	2,899	(678)	2,221
Non-compete agreements	747	(735)	12	732	(732)	—
Internet domain and website	540	(58)	482	540	(44)	496
Database	390	(105)	285	385	(85)	300
Total amortizing intangible assets	213,708	(26,705)	187,003	210,759	(21,061)	189,698
Nonamortizing intangible assets:
Permits and licenses	50,367	—	50,367	49,750	—	49,750
Tradename	131	—	131	123	—	123
Total intangible assets, net	$264,206	$(26,705)	$237,501	$260,632	$(21,061)	$239,571

Amortization expense for the three months ended June 30, 2016 and 2015 was $2.6 million and $3.3 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $5.3 million and $6.6 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 10.             DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
$s in thousands	2016	2015

Term loan	$289,491	$300,994
Unamortized discount and debt issuance costs	(6,404)	(7,254)
Total debt	283,087	293,740
Current portion of long-term debt	(2,954)	(3,056)
Long-term debt	$280,133	$290,684

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

Term Loan

The Term Loan provided an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At June 30, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.74%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $220.0 million, or 76%, of the Term Loan principal outstanding as of June 30, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement). At June 30, 2016, the effective interest rate on the Revolving Credit Facility was 5.25%. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2016, there were $4.0 million of working capital borrowings outstanding on the Revolving Credit Facility. These borrowings are due “on demand” and presented as short-term debt in the consolidated balance sheets. As of June 30, 2016, the availability under the Revolving Credit Facility was $113.5 million with $7.5 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

At June 30, 2016, we were in compliance with all of the financial covenants in the Credit Agreement.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2016	June 30, 2016

Closure and post-closure obligations, beginning of period	$71,786	$71,154
Accretion expense	1,025	2,049
Payments	(376)	(848)
Foreign currency translation	—	80
Closure and post-closure obligations, end of period	72,435	72,435
Less current portion	(2,680)	(2,680)
Long-term portion	$69,755	$69,755

NOTE 12.             INCOME TAXES

Our effective tax rate for the three months ended June 30, 2016 was 39.6%, down from 70.3% for the three months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 39.1%, down from 49.9% for the six months ended June 30, 2015. The decreases for both the three and six months ended June 30, 2016 primarily reflect non-deductible impairment charges of $6.7 million recorded during the three and six months ended June 30, 2015. The decreases are partially offset by a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015. The decreases are also partially offset by a higher U.S. effective tax rate in the three and six months ended June 30, 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and Canada. During the six months ended June 30, 2016, the US Ecology, Inc. IRS examination for the 2012 tax year concluded with no material changes. US Ecology, Inc. is subject to examination by the IRS for tax years 2013 through 2015. During the six months ended June 30, 2016, the EQ IRS examination for the 2012 tax year concluded with no material changes. EQ is subject to examination by the IRS for tax years 2013 through 2015. We may be subject to examinations by the Canada Revenue Agency as well as various state and local taxing jurisdictions for tax years 2011 through 2015. We are currently not aware of any other examinations by taxing authorities.

NOTE 13.             EARNINGS PER SHARE

	Three Months Ended June 30,
$s and shares in thousands, except per share	2016		2015
amounts	Basic	Diluted	Basic	Diluted
Net income	$8,938	$8,938	$2,138	$2,138
Weighted average basic shares outstanding	21,700	21,700	21,617	21,617

Dilutive effect of stock-based awards		90		131
Weighted average diluted shares outstanding		21,790		21,748

Earnings per share	$0.41	$0.41	$0.10	$0.10
Anti-dilutive shares excluded from calculation		251		178

	Six Months Ended June 30,
$s and shares in thousands, except per share	2016		2015
amounts	Basic	Diluted	Basic	Diluted
Net income	$16,455	$16,455	$8,003	$8,003
Weighted average basic shares outstanding	21,692	21,692	21,600	21,600

Dilutive effect of stock-based awards		76		119
Weighted average diluted shares outstanding		21,768		21,719

Earnings per share	$0.76	$0.76	$0.37	$0.37
Anti-dilutive shares excluded from calculation		304		197

NOTE 14.             EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended June 30, 2016. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other stock-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”), and the Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of June 30, 2016, 1,241,752 shares of common stock remain available for grant under the Omnibus Plan.

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

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2016 and 2015 are as follows:

	2016	2015
Stock price on grant date	$35.05	$46.89
Expected term (years)	3.0	2.6
Expected volatility	29%	29%
Risk-free interest rate	1.3%	0.9%
Expected dividend yield	2.1%	1.5%

A summary of our PSU, restricted stock and RSU activity for the six months ended June 30, 2016 is as follows:

	PSUs		Restricted Stock		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	6,929	$65.78	59,413	$42.67	—	$—
Granted	16,000	41.22	34,300	37.90	20,830	39.10
Vested	—	—	(29,371)	37.21	—	—
Cancelled, expired or forfeited	—	—	—	—	—	—
Outstanding as of June 30, 2016	22,929	$48.64	64,342	$42.62	20,830	$39.10

Stock Options

A summary of our stock option activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	336,417	$35.83
Granted	147,660	37.83
Exercised	(7,873)	27.78
Cancelled, expired or forfeited	—	—
Outstanding as of June 30, 2016	476,204	$36.59

Exercisable as of June 30, 2016	154,568	$32.52

Treasury Stock

During the six months ended June 30, 2016, the Company issued 10,412 shares of restricted stock, under the Omnibus Plan, from our treasury stock at an average cost of $39.82 per share and repurchased 5,667 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $40.59 per share. During the six months ended June 30, 2016, option holders exercised 7,873 options with a weighted-average exercise price of $27.78 per option. Option holders exercised 2,083 of these options via net share settlement.

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

Effective January 1, 2016, we changed our internal reporting structure by moving the financial results of our Sulligent, Alabama and Tampa, Florida facilities from our Environmental Services segment to our Field & Industrial Services segment. The purpose of this change is to align our internal reporting structure with how we manage our business based on the primary service offering of each facility. Throughout this Quarterly Report on Form 10-Q, our segment results for all periods presented have been recast to reflect this change.

Summarized financial information of our reportable segments is as follows:

	Three Months Ended June 30, 2016
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$66,908	$2,897	$—	$69,805
Services Revenue:
Transportation and Logistics (1)	15,889	4,955	—	20,844
Industrial Cleaning (2)	—	7,201	—	7,201
Technical Services (3)	—	19,167	—	19,167
Remediation (4)	—	4,653	—	4,653
Other (5)	—	681	—	681
Total Revenue	$82,797	$39,554	$—	$122,351

Depreciation, amortization and accretion	$8,371	$1,377	$125	$9,873
Capital expenditures	$5,575	$1,021	$673	$7,269
Total assets	$591,511	$127,836	$58,905	$778,252

	Three Months Ended June 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services (6)	Corporate	Total
Treatment & Disposal Revenue	$71,641	$3,123	$—	$74,764
Services Revenue:
Transportation and Logistics (1)	15,345	5,040	—	20,385
Industrial Cleaning (2)	—	23,735	—	23,735
Technical Services (3)	—	18,083	—	18,083
Remediation (4)	—	2,580	—	2,580
Other (5)	—	185	—	185
Total Revenue	$86,986	$52,746	$—	$139,732

Depreciation, amortization and accretion	$8,795	$3,064	$143	$12,002
Capital expenditures	$5,975	$3,269	$901	$10,145
Total assets	$595,161	$203,744	$64,166	$863,071

	Six Months Ended June 30, 2016
$s in thousands	Environmental Services	Field & Industrial Services	Corporate	Total
Treatment & Disposal Revenue	$133,633	$5,649	$—	$139,282
Services Revenue:
Transportation and Logistics (1)	30,688	10,343	—	41,031
Industrial Cleaning (2)	—	11,472	—	11,472
Technical Services (3)	—	36,772	—	36,772
Remediation (4)	—	5,490	—	5,490
Other (5)	—	1,622	—	1,622
Total Revenue	$164,321	$71,348	$—	$235,669

Depreciation, amortization and accretion	$16,451	$2,713	$247	$19,411
Capital expenditures	$11,414	$1,521	$1,553	$14,488
Total assets	$591,511	$127,836	$58,905	$778,252

	Six Months Ended June 30, 2015
$s in thousands	Environmental Services	Field & Industrial Services (6)	Corporate	Total
Treatment & Disposal Revenue	$143,559	$6,219	$—	$149,778
Services Revenue:
Transportation and Logistics (1)	30,809	14,656	—	45,465
Industrial Cleaning (2)	—	43,542	—	43,542
Technical Services (3)	—	32,603	—	32,603
Remediation (4)	—	4,239	—	4,239
Other (5)	—	756	—	756
Total Revenue	$174,368	$102,015	$—	$276,383

Depreciation, amortization and accretion	$17,428	$6,111	$279	$23,818
Capital expenditures	$12,861	$5,072	$1,443	$19,376
Total assets	$595,161	$203,744	$64,166	$863,071

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

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2016	2015	2016	2015
Net income	$8,938	$2,138	$16,455	$8,003
Income tax expense	5,866	5,055	10,550	7,957
Interest expense	4,303	5,433	8,862	11,127
Interest income	(33)	(6)	(82)	(47)
Foreign currency (gain) loss	343	(292)	(416)	775
Other income	(2,330)	(233)	(2,499)	(769)
Depreciation and amortization of plant and equipment	6,202	7,656	12,106	15,135
Amortization of intangibles	2,646	3,304	5,256	6,606
Stock-based compensation	783	627	1,578	1,089
Accretion and non-cash adjustment of closure & post-closure liabilities	1,025	1,042	2,049	2,077
Impairment charges	—	6,700	—	6,700
Adjusted EBITDA	$27,743	$31,424	$53,859	$58,653

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2016	2015	2016	2015
Adjusted EBITDA:
Environmental Services	$33,551	$35,790	$66,604	$72,359
Field & Industrial Services	5,123	5,686	8,801	9,355
Corporate	(10,931)	(10,052)	(21,546)	(23,061)
Total	$27,743	$31,424	$53,859	$58,653

Revenue, Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Revenues by geographic location where the underlying services were performed were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2016	2015	2016	2015
United States	$111,183	$129,568	$214,374	$254,331
Canada	11,168	10,164	21,295	22,052
Total revenue	$122,351	$139,732	$235,669	$276,383

Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	June 30,	December 31,
$s in thousands	2016	2015
United States	$396,700	$400,320
Canada	56,285	49,585
Total long-lived assets	$452,985	$449,905

NOTE 17.             SUBSEQUENT EVENTS

Quarterly Dividend

On July 1, 2016, we declared a quarterly dividend of $0.18 per common share to stockholders of record on July 22, 2016. The dividend was paid using cash on hand on July 29, 2016 in an aggregate amount of $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
US Ecology, Inc.
Boise, Idaho

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. This interim financial information is the responsibility of the Company’s management.

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

August 1, 2016

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

On November 1, 2015, we sold our Allstate Power Vac, Inc. (“Allstate”) subsidiary to a private investor group. See Note 3 to the Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q for additional information.

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

Effective January 1, 2016, we changed our internal reporting structure by moving the financial results of our Sulligent, Alabama and Tampa, Florida facilities from our Environmental Services segment to our Field & Industrial Services segment. The purpose of this change is to align our internal reporting structure with how we manage our business based on the primary service offering of each facility. Throughout this Quarterly Report on Form 10-Q, our segment results for all periods presented have been recast to reflect this change.

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes. The composition of Environmental Services segment T&D revenues by waste generator industry for the three and six months ended June 30, 2016 and 2015 were as follows:

	% of Treatment and Disposal Revenue (1)(2) for the Three Months Ended June 30,
Generator Industry	2016	2015
Metal Manufacturing	17%	15%
Broker / Treatment, Storage & Disposal Facilities (“TSDF”)	15%	15%
General Manufacturing	14%	11%
Chemical Manufacturing	13%	18%
Refining	10%	12%
Government	6%	7%
Utilities	5%	4%
Mining, Exploration & Production	3%	3%
Transportation	2%	3%
Waste Management & Remediation	2%	2%
Other (3)	13%	10%

(1) Excludes all transportation service revenue

(2) Excludes treatment and disposal revenue from the Augusta, Georgia facility which we divested on April 5, 2016.

(3) Includes retail and wholesale trade, rate regulated, construction and other industries

	% of Treatment and Disposal Revenue (1)(2) for the Six Months Ended June 30,
Generator Industry	2016	2015
Metal Manufacturing	17%	16%
Broker / TSDF	15%	15%
Chemical Manufacturing	13%	22%
General Manufacturing	13%	10%
Refining	11%	11%
Government	6%	7%
Utilities	5%	3%
Mining, Exploration and Production	3%	3%
Transportation	3%	3%
Waste Management & Remediation	2%	2%
Other (3)	12%	8%

(1) Excludes all transportation service revenue

(2) Excludes treatment and disposal revenue from the Augusta, Georgia facility which we divested on April 5, 2016.

(3) Includes retail and wholesale trade, rate regulated, construction and other industries

We also categorize our Environmental Services T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended June 30, 2016, approximately 16% of our T&D revenue was derived from Event Business projects, down from 22% for the three months ended June 30, 2015. For the three months ended June 30, 2016, Event Business revenue decreased 32% compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, approximately 17% of our T&D revenue was derived from Event Business projects, down from 25% for the six months ended June 30, 2015. For the six months ended June 30, 2016, Event Business revenue decreased 39% compared to the six months ended June 30, 2015. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small clean-up project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

For the three months ended June 30, 2016, Base Business revenue was consistent with the three months ended June 30, 2015. Base Business revenue was approximately 84% of total T&D revenue for the three months ended June 30, 2016, up from 78% for the three months ended June 30, 2015. For the six months ended June 30, 2016, Base Business revenue increased 3% compared to the six months ended June 30, 2015. Base Business revenue was approximately 83% of total T&D revenue for the six months ended June 30, 2016, up from 75% for the six months ended June 30, 2015. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Operating results and percentage of revenues were as follows:

	Three Months Ended June 30,				2016 vs. 2015
$s in thousands	2016	%	2015	%	$ Change	% Change

Revenue
Environmental Services	$82,797	68%	$86,986	62%	$(4,189)	-5%
Field & Industrial Services	39,554	32%	52,746	38%	(13,192)	-25%

Total	122,351	100%	139,732	100%	(17,381)	-12%

Gross Profit
Environmental Services	30,595	37%	32,536	37%	(1,941)	-6%
Field & Industrial Services	6,311	16%	8,934	17%	(2,623)	-29%

Total	36,906	30%	41,470	30%	(4,564)	-11%

Selling, General & Administrative Expenses
Environmental Services	5,538	7%	5,626	6%	(88)	-2%
Field & Industrial Services	2,621	7%	6,369	12%	(3,748)	-59%
Corporate	11,660	n/a	10,680	n/a	980	9%

Total	19,819	16%	22,675	16%	(2,856)	-13%

Net Income	8,938	7%	2,138	2%	6,800	318%

Adjusted EBITDA
Environmental Services	33,551	41%	35,790	41%	(2,239)	-6%
Field & Industrial Services	5,123	13%	5,686	11%	(563)	-10%
Corporate	(10,931)	n/a	(10,052)	n/a	(879)	9%

Total	$27,743	23%	$31,424	22%	$(3,681)	-12%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The primary financial measure used by management to assess segment performance is Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, stock based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash impairment charges and other income/expense, which are not considered part of usual business operations. The reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		2016 vs. 2015
$s in thousands	2016	2015	$ Change	% Change

Net Income	$8,938	$2,138	$6,800	318%
Income tax expense	5,866	5,055	811	16%
Interest expense	4,303	5,433	(1,130)	-21%
Interest income	(33)	(6)	(27)	450%
Foreign currency (gain) loss	343	(292)	635	-217%
Other income	(2,330)	(233)	(2,097)	900%
Depreciation and amortization of plant and equipment	6,202	7,656	(1,454)	-19%
Amortization of intangibles	2,646	3,304	(658)	-20%
Stock-based compensation	783	627	156	25%
Accretion and non-cash adjustment of closure and post-closure liabilities	1,025	1,042	(17)	-2%
Impairment charges	—	6,700	(6,700)	n/m

Adjusted EBITDA	$27,743	$31,424	$(3,681)	-12%

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

Revenue

Total revenue decreased 12% to $122.4 million for the second quarter of 2016 compared with $139.7 million for the second quarter of 2015.

Environmental Services

Environmental Services segment revenue decreased 5% to $82.8 million for the second quarter of 2016 compared to $87.0 million for the second quarter of 2015. T&D revenue decreased 7% in the second quarter of 2016, primarily as a result of a 32% decrease in project-based Event Business. Transportation service revenue increased 4% compared to the second quarter of 2015, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Tons of waste disposed of or processed decreased 6% for the second quarter of 2016 compared to the second quarter of 2015.

T&D revenue from recurring Base Business waste generators was consistent in the second quarter of 2016 compared to the second quarter of 2015 and comprised 84% of total T&D revenue. During the second quarter of 2016, increases in Base Business T&D revenue from the refining, general manufacturing and “Other” industry groups were offset by decreases in T&D revenue from Base Business in the broker/TSDF, transportation, government and chemical manufacturing industry groups.

T&D revenue from Event Business waste generators decreased 32% for the second quarter of 2016 compared to the second quarter of 2015 and was 16% of T&D revenue for the second quarter of 2016. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing and refining industry groups, partially offset by higher T&D revenue from the general manufacturing and waste management & remediation industry groups. The decrease in revenue from the chemical manufacturing industry group is primarily attributable to the completion of a large East Coast remedial cleanup project in the third quarter of 2015 and the completion of a nuclear fuels fabrication plant decommissioning in the first quarter of 2016. The decrease in revenue from the refining industry group is primarily attributable to lower volumes of refinery Event Business.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the second quarter of 2016 as compared to the second quarter of 2015:

Treatment and Disposal Revenue Growth Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Waste Management & Remediation	29%
General Manufacturing	25%
Utilities	21%
Other	9%
Metal Manufacturing	3%
Broker / TSDF	-6%
Mining, Exploration & Production	-10%
Government	-18%
Refining	-19%
Transportation	-33%
Chemical Manufacturing	-36%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 25% to $39.6 million for the second quarter of 2016 compared with $52.7 million for the second quarter of 2015. The Allstate business, divested on November 1, 2015, contributed segment revenue of $16.9 million in the second quarter of 2015. Lower industrial services revenues as a result of the Allstate divestiture were partially offset by higher remediation and technical services revenues in the second quarter of 2016 compared with the second quarter of 2015.

Gross Profit

Total gross profit decreased 11% to $36.9 million for the second quarter of 2016, down from $41.5 million for the second quarter of 2015. Total gross margin was 30% for the second quarter of both 2016 and 2015.

Environmental Services

Environmental Services segment gross profit decreased 6% to $30.6 million for the second quarter of 2016, down from $32.6 million for the second quarter of 2015. This decrease primarily reflects lower T&D volumes for the second quarter of 2016 compared to the second quarter of 2015. Total segment gross margin was 37% for the second quarter of both 2016 and 2015. T&D gross margin was 42% for the second quarter of both 2016 and 2015.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 29% to $6.3 million for the second quarter of 2016, down from $8.9 million for the second quarter of 2015. Total segment gross margin was 16% for the second quarter of 2016 compared with 17% for the second quarter of 2015. The Allstate business, divested on November 1, 2015, contributed segment gross profit of $3.3 million in the second quarter of 2015.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased to $19.8 million, or 16% of total revenue, for the second quarter of 2016 compared with $22.7 million, or 16% of total revenue, for the second quarter of 2015.

Environmental Services

Environmental Services segment SG&A decreased 2% to $5.5 million, or 7% of segment revenue, for the second quarter of 2016 compared with $5.6 million, or 6% of segment revenue, for the second quarter of 2015, primarily reflecting lower bad debt expenses and professional services expenses, partially offset by higher employee-related labor and benefits expenses in the second quarter of 2016 compared with the second quarter of 2015.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 59% to $2.6 million, or 7% of segment revenue, for the second quarter of 2016 compared with $6.4 million, or 12% of segment revenue, for the second quarter of 2015. The Allstate business, divested on November 1, 2015, contributed segment SG&A of $3.7 million in the second quarter of 2015. The remaining decrease in segment SG&A primarily reflects lower administrative labor costs in the second quarter of 2016 compared with the second quarter of 2015.

Corporate

Corporate SG&A was $11.7 million, or 10% of total revenue, for the second quarter of 2016 compared with $10.7 million, or 8% of total revenue, for the second quarter of 2015, primarily reflecting higher employee labor and incentive costs and higher business development expenses in the second quarter of 2016 compared with the second quarter of 2015.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the second quarter of 2016 was 39.6% compared with 36.4% when excluding non-deductible goodwill impairment charges of $6.7 million recorded during the second quarter of 2015. The increase primarily reflects a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the second quarter of 2016 compared with the second quarter of 2015. The increase is also partially attributable to a higher U.S. effective tax rate in the second quarter of 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

Interest expense

Interest expense was $4.3 million for the second quarter of 2016 compared with $5.4 million for the second quarter of 2015. The decrease is primarily due to lower debt levels in the second quarter of 2016 compared with the second quarter of 2015.

Foreign currency gain (loss)

We recognized a $343,000 non-cash foreign currency loss for the second quarter of 2016 compared with a $292,000 non-cash foreign currency gain for the second quarter of 2015. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2016, we had $20.7 million of intercompany loans subject to currency revaluation.

Other Income

Other income for the second quarter of 2016 includes approximately $2.2 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture recorded in the second quarter of 2016.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $6.2 million for the second quarter of 2016 compared with $7.7 million for the second quarter of 2015. The Allstate business, divested on November 1, 2015, contributed depreciation and amortization expense of $967,000 in the second quarter of 2015.

Amortization of intangibles

Intangible assets amortization expense was $2.6 million for the second quarter of 2016 compared with $3.3 million for the second quarter of 2015. The Allstate business, divested on November 1, 2015, contributed intangible assets amortization expense of $569,000 in the second quarter of 2015.

Stock-based compensation

Stock-based compensation expense increased 25% to $783,000 for the second quarter of 2016 compared with $627,000 for the second quarter of 2015 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.0 million for the second quarter of 2016 compared with $1.0 million for the second quarter of 2015.

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

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Operating results and percentage of revenues were as follows:

	Six Months Ended June 30,				2016 vs. 2015
$s in thousands	2016	%	2015	%	$ Change	% Change

Revenue
Environmental Services	$164,321	70%	$174,368	63%	$(10,047)	-6%
Field & Industrial Services	71,348	30%	102,015	37%	(30,667)	-30%

Total	235,669	100%	276,383	100%	(40,714)	-15%

Gross Profit
Environmental Services	61,050	37%	65,727	38%	(4,677)	-7%
Field & Industrial Services	11,064	16%	15,587	15%	(4,523)	-29%

Total	72,114	31%	81,314	29%	(9,200)	-11%

Selling, General & Administrative Expenses
Environmental Services	11,116	7%	10,941	6%	175	2%
Field & Industrial Services	5,074	7%	12,434	12%	(7,360)	-59%
Corporate	23,054	n/a	24,193	n/a	(1,139)	-5%

Total	39,244	17%	47,568	17%	(8,324)	-17%

Net Income	16,455	7%	8,003	3%	8,452	106%

Adjusted EBITDA
Environmental Services	66,604	41%	72,359	41%	(5,755)	-8%
Field & Industrial Services	8,801	12%	9,355	9%	(554)	-6%
Corporate	(21,546)	n/a	(23,061)	n/a	1,515	-7%

Total	$53,859	23%	$58,653	21%	$(4,794)	-8%

Adjusted EBITDA

As discussed above, the primary financial measure used by management to assess segment performance is Adjusted EBITDA. The reconciliation of Net Income to Adjusted EBITDA is as follows:

	Six Months Ended June 30,		2016 vs. 2015
$s in thousands	2016	2015	$ Change	% Change

Net Income	$16,455	$8,003	$8,452	106%
Income tax expense	10,550	7,957	2,593	33%
Interest expense	8,862	11,127	(2,265)	-20%
Interest income	(82)	(47)	(35)	74%
Foreign currency (gain) loss	(416)	775	(1,191)	-154%
Other income	(2,499)	(769)	(1,730)	225%
Depreciation and amortization of plant and equipment	12,106	15,135	(3,029)	-20%
Amortization of intangibles	5,256	6,606	(1,350)	-20%
Stock-based compensation	1,578	1,089	489	45%
Accretion and non-cash adjustment of closure and post-closure liabilities	2,049	2,077	(28)	-1%
Impairment charges	—	6,700	(6,700)	n/m

Adjusted EBITDA	$53,859	$58,653	$(4,794)	-8%

Revenue

Total revenue decreased 15% to $235.7 million for the first six months of 2016 compared with $276.4 million for the first six months of 2015.

Environmental Services

Environmental Services segment revenue decreased 6% to $164.3 million for the first six months of 2016 compared to $174.4 million for the first six months of 2015. T&D revenue decreased 7% in the first six months of 2016, primarily as a result of a 39% decrease in project-based Event Business. Transportation service revenue for the first six months of 2016 was consistent with the first six months of 2015. Tons of waste disposed of or processed decreased 10% for the first six months of 2016 compared to the first six months of 2015.

T&D revenue from recurring Base Business waste generators increased 3% for the first six months of 2016 compared to the first six months of 2015 and comprised 83% of total T&D revenue. During the first six months of 2016, increases in Base Business T&D revenue from the refining, “Other” and general manufacturing industry groups were partially offset by decreases in T&D revenue from Base Business in the chemical manufacturing, broker/TSDF, government and transportation industry groups.

T&D revenue from Event Business waste generators decreased 39% for the first six months of 2016 compared to the first six months of 2015 and was 17% of T&D revenue for the first six months of 2016. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing and refining industry groups, partially offset by higher T&D revenue from the “Other” and utilities industry groups. The decrease in revenue from the chemical manufacturing industry group is primarily attributable to the completion of a large East Coast remedial cleanup project in the third quarter of 2015 and the completion of a nuclear fuels fabrication plant decommissioning in the first quarter of 2016. The decrease in revenue from the refining industry group is primarily attributable to lower volumes of refinery Event Business.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first six months of 2016 as compared to the first six months of 2015:

Treatment and Disposal Revenue Growth Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Utilities	28%
Other	27%
General Manufacturing	19%
Waste Management & Remediation	12%
Metal Manufacturing	-2%
Broker / TSDF	-5%
Refining	-8%
Transportation	-13%
Government	-16%
Chemical Manufacturing	-44%

Field & Industrial Services

Field & Industrial Services segment revenue decreased 30% to $71.4 million for the first six months of 2016 compared with $102.0 million for the first six months of 2015. The Allstate business, divested on November 1, 2015, contributed segment revenue of $30.9 million in the first six months of 2015.

Gross Profit

Total gross profit decreased 11% to $72.1 million for the first six months of 2016, down from $81.3 million for the first six months of 2015. Total gross margin was 31% for the first six months of 2016 compared with 29% for the first six months of 2015.

Environmental Services

Environmental Services segment gross profit decreased 7% to $61.1 million for the first six months of 2016, down from $65.7 million for the first six months of 2015. This decrease primarily reflects lower T&D volumes for the first six months of 2016 compared to the first six months of 2015. Total segment gross margin for the first six months of 2016 was 37% compared with 38% for the first six months of 2015. T&D gross margin was 41% for the first six months of 2016 compared with 42% for the first six months of 2015.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 29% to $11.1 million for the first six months of 2016, down from $15.6 million for the first six months of 2015. Total segment gross margin was 16% for the first six months of 2016 compared with 15% for the first six months of 2015. The Allstate business, divested on November 1, 2015, contributed segment gross profit of $5.9 million in the first six months of 2015.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased to $39.2 million, or 17% of total revenue, for the first six months of 2016 compared with $47.6 million, or 17% of total revenue, for the first six months of 2015.

Environmental Services

Environmental Services segment SG&A increased 2% to $11.1 million, or 7% of segment revenue, for the first six months of 2016 compared with $10.9 million, or 6% of segment revenue, for the first six months of 2015, primarily reflecting higher bad debt expenses in the first six months of 2016 compared to the first six months of 2015.

Field & Industrial Services

Field & Industrial Services segment SG&A decreased 59% to $5.1 million, or 7% of segment revenue, for the first six months of 2016 compared with $12.4 million, or 12% of segment revenue, for the first six months of 2015. The Allstate business, divested on November 1, 2015, contributed segment SG&A of $6.7 million in the first six months of 2015. The remaining decrease in segment SG&A primarily reflects lower administrative labor costs in the first six months of 2016 compared with the first six months of 2015.

Corporate

Corporate SG&A was $23.1 million, or 10% of total revenue, for the first six months of 2016 compared with $24.2 million, or 9% of total revenue, for the first six months of 2015, primarily reflecting lower business development expenses, partially offset by higher employee-related expenses, in the first six months of 2016 compared with the first six months of 2015.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first six months of 2016 was 39.1% compared with 35.1% when excluding non-deductible goodwill impairment charges of $6.7 million recorded during the second quarter of 2015. The increase primarily reflects a lower proportion of earnings from our Canadian operations, which are taxed at a lower corporate tax rate, in the first six months of 2016 compared with the first six months of 2015. The increase is also partially attributable to a higher U.S. effective tax rate in the first six months of 2016 driven by a higher overall effective state tax rate resulting from changes in our apportionment between the various states in which we operate.

Interest expense

Interest expense was $8.9 million for the first six months of 2016 compared with $11.1 million for the first six months of 2015. The decrease is primarily due to lower debt levels in the first six months of 2016 compared with the first six months of 2015. Interest expense during the first six months of 2016 includes $200,000 of incremental non-cash amortization of deferred financing fees associated with debt principal prepayments made during the first six months of 2016.

Foreign currency gain (loss)

We recognized a $416,000 non-cash foreign currency gain for the first six months of 2016 compared with a $775,000 non-cash foreign currency loss for the first six months of 2015. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the CAD, and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2016, we had $20.7 million of intercompany loans subject to currency revaluation.

Other Income

Other income for the first six months of 2016 includes approximately $2.2 million related to the gain on sale of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture recorded in the second quarter of 2016.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $12.1 million for the first six months of 2016 compared with $15.1 million for the first six months of 2015. The Allstate business, divested on November 1, 2015, contributed depreciation and amortization expense of $1.9 million in the first six months of 2015.

Amortization of intangibles

Intangible assets amortization expense was $5.3 million for the first six months of 2016 compared with $6.6 million for the first six months of 2015. The Allstate business, divested on November 1, 2015, contributed intangible assets amortization expense of $1.1 million in the first six months of 2015.

Stock-based compensation

Stock-based compensation expense increased 45% to $1.6 million for the first six months of 2016 compared with $1.1 million for the first six months of 2015 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $2.0 million for the first six months of 2016 compared with $2.1 million for the first six months of 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the senior secured credit agreement (the “Credit Agreement”). At June 30, 2016, we had $12.8 million in cash and cash equivalents immediately available and $113.5 million of borrowing capacity available under our revolving line of credit (the “Revolving Credit Facility”). We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest and required principal payments on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under our Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities was $38.7 million. This primarily reflects net income of $16.5 million, non-cash depreciation, amortization and accretion of $19.4 million, a decrease in accounts receivable of $6.6 million, share-based compensation expense of $1.6 million, a decrease in other assets of $1.3 million, and non-cash amortization of debt issuance costs of $1.1 million, partially offset by the gain recognized on the divestiture of the Augusta, Georgia facility in April 2016 and final closing adjustments on the Allstate divestiture of $2.2 million, an increase in income taxes receivable of $1.4 million, a decrease in deferred income taxes of $1.3 million, a decrease in deferred revenue of $1.2 million, a decrease in accounts payable and accrued liabilities of $872,000 and a decrease in closure and post closure obligations of $848,000. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing of customer payments. The increase in income taxes receivable is primarily attributable to the timing of estimated income tax payments. The decrease in deferred revenue is primarily attributable to the timing of the treatment and disposal of waste received but not yet processed. The decrease in closure and post-closure obligations is primarily attributable to payments made for closure and post-closure activities primarily at our closed landfills.

Days sales outstanding were 74 days as of June 30, 2016, compared to 68 days as of December 31, 2015 and 80 days as of June 30, 2015. The increase in days sales outstanding compared to December 31, 2015 is primarily attributable to a higher proportion of accounts receivable as a percentage of lower second quarter revenues.

For the six months ended June 30, 2015, net cash provided by operating activities was $50.4 million. This primarily reflects net income of $8.0 million, non-cash impairment charges of $6.7 million, non-cash depreciation, amortization and accretion of $23.8 million, a decrease in accounts receivable of $17.0 million, a decrease in income taxes receivable of $6.3 million, a decrease in other assets of $2.4 million, unrealized foreign currency losses of $1.5 million and non-cash amortization of debt issuance costs of $1.0 million, partially offset by a decrease in accounts payable and accrued liabilities of $6.2 million, a decrease in deferred revenue of $6.1 million, a decrease in deferred income taxes of $3.1 million, a decrease in closure and post-closure obligations of $2.1 million and a decrease in accrued salaries and benefits of $1.6 million. Impacts on net income are due to the factors discussed above under Results of Operations. Non-cash foreign currency losses reflect a weaker CAD relative to the USD in the first six months of 2015. The decrease in receivables and deferred revenue is primarily attributable to the timing of the treatment and disposal of waste associated with a significant east coast clean-up project. The changes in income taxes payable and receivable are primarily attributable to the timing of income tax payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during 2015 for accrued fiscal year 2014 incentive compensation. The decrease in closure and post-closure obligations is primarily attributable to payments made for closure and post-closure activities primarily at our closed landfills.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $16.7 million, primarily related to capital expenditures of $14.5 million and the purchase of Environmental Services Inc., (“ESI”), for $4.9 million, net of cash acquired, partially offset by proceeds from the divestiture of our Augusta, Georgia facility for $2.7 million, net of cash divested. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and Robstown, Texas facilities and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the six months ended June 30, 2015, net cash used in investing activities was $19.1 million, primarily related to capital expenditures of $19.4 million. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and Robstown, Texas facilities and equipment purchases and infrastructure upgrades at all of our corporate and operating facilities.

Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities was $15.4 million, consisting primarily of $11.5 million of payments on the Company’s term loan and $7.8 million of dividend payments to our stockholders, partially offset by $4.0 of net borrowings on our revolving credit facility to fund working capital requirements.

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

Term Loan

The Term Loan provided an initial commitment amount of $415.0 million, the proceeds of which were used to acquire 100% of the outstanding shares of EQ and pay related transaction fees and expenses. The Term Loan bears interest at a base rate (as defined in the Credit Agreement) plus 2.00% or LIBOR plus 3.00%, at the Company’s option. The Term Loan is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loan. At June 30, 2016, the effective interest rate on the Term Loan, including the impact of our interest rate swap, was 4.74%. Interest only payments are due either monthly or on the last day of any interest period, as applicable. As set forth in the Credit Agreement, the Company is required to enter into one or more interest rate hedge agreements in amounts sufficient to fix the interest rate on at least 50% of the principal amount of the $415.0 million Term Loan. In October 2014, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $220.0 million, or 76%, of the Term Loan principal outstanding as of June 30, 2016.

Revolving Credit Facility

The Revolving Credit Facility provides up to $125.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes. Under the Revolving Credit Facility, revolving loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement). At June 30, 2016, the effective interest rate on the Revolving Credit Facility was 5.25%. The Company is required to pay a commitment fee of 0.50% per annum on the unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total leverage ratio as defined in the Credit Agreement. The maximum letter of credit capacity under the Revolving Credit Facility is $50.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. Interest payments are due either monthly or on the last day of any interest period, as applicable. At June 30, 2016, there were $4.0 million of working capital borrowings outstanding on the Revolving Credit Facility. These borrowings are due “on demand” and presented as short-term debt in the consolidated balance sheets. As of June 30, 2016, the availability under the Revolving Credit Facility was $113.5 million with $7.5 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

For more information about our debt, see Note 10, of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

There were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2016. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At June 30, 2016, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of June 30, 2016, there were $289.5 million of borrowings outstanding under the Term Loan and $4.0 million of borrowings outstanding under the Revolving Credit Facility. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement.

Based on the outstanding indebtedness of $293.5 million under our Credit Agreement at June 30, 2016 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $546,000 for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services our

Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the six months ended June 30, 2016, our Canadian subsidiaries transacted approximately 53% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2016, we had $20.7 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the six months ended June 30, 2016, the CAD strengthened as compared to the USD resulting in a $692,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of June 30, 2016, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2016 would have generated a gain or loss of approximately $207,000 for the six months ended June 30, 2016.

We had a total pre-tax foreign currency gain of $416,000 for the six months ended June 30, 2016. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.                        CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended June 30, 2016. The repurchase program will remain in effect until June 2, 2018, unless extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

April 1 to 30, 2016	—	$—	—	$—
May 1 to 31, 2016	—	—	—	—
June 1 to 30, 2016 (1)	103	45.95	—	25,000,000

Total	103	$45.95	—	$25,000,000

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 1, 2016	/s/ Eric L. Gerratt
Eric L. Gerratt Executive Vice President, Chief Financial Officer and Treasurer